Form 10-Q
period 2000-09-30
INTUITIVE SURGICAL INC
filed 2000-11-13
CIK 1035267

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The Registrant had 35,684,462 shares of Common Stock, $0.001 par value per share, outstanding as of November 13, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INTUITIVE SURGICAL, INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                         PAGE
                                                                         ----
                        PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated statements of operations for the three-month
           and nine-month periods ended September 30, 2000 and
           September 30, 1999..........................................    1
           Consolidated balance sheets as of September 30, 2000 and
           December 31, 1999...........................................    2
           Consolidated statements of cash flows for the nine-month
           periods ended September 30, 2000 and September 30, 1999.....    3
           Notes to Consolidated Financial Statements..................    4
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results
           of Operations...............................................    7
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   18

                         PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................   20
Item 2.    Changes in Securities and Use of Proceeds...................   20
Item 3.    Defaults Upon Senior Securities.............................   21
Item 4.    Submission of Matters to a Vote of Security Holders.........   21
Item 5.    Other Information...........................................   21
Item 6.    Exhibits and Reports on Form 8-K............................   21
           SIGNATURE...................................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INTUITIVE SURGICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             2000             1999             2000             1999
                                         -------------    -------------    -------------    -------------
Sales..................................     $ 7,859          $ 3,280         $ 15,918         $  6,914
Cost of sales..........................       4,708            2,928           10,743            6,170
                                            -------          -------         --------         --------
  Gross profit.........................       3,151              352            5,175              744
Operating costs and expenses:
  Research and development.............       3,172            2,372            8,624            8,142
  Selling, general and
     administrative....................       5,395            2,648           12,510            6,663
                                            -------          -------         --------         --------
          Total operating costs and
            expenses...................       8,567            5,020           21,134           14,805
Loss from operations...................      (5,416)          (4,668)         (15,959)         (14,061)
Interest income........................       1,489              413            2,730            1,151
Interest expense.......................         (93)            (113)            (313)            (294)
                                            -------          -------         --------         --------
  Interest income, net.................       1,396              300            2,417              857
Net loss...............................     $(4,020)         $(4,368)        $(13,542)        $(13,204)
                                            =======          =======         ========         ========
Basic and diluted net loss per common
  share................................     $  (.12)         $  (.87)        $   (.68)        $  (2.83)
                                            =======          =======         ========         ========
Shares used in computing net loss per
  common share.........................      34,665            4,997           20,016            4,672

          See accompanying notes to consolidated financial statements.

                            INTUITIVE SURGICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)     (SEE NOTE 1)
Current assets:
  Cash and cash equivalents.................................    $ 25,965         $  4,106
  Short-term investments....................................      61,718           22,154
  Accounts receivable.......................................       8,373            2,044
  Inventories...............................................       5,256            2,861
  Prepaid expenses..........................................       1,635              581
                                                                --------         --------
          Total current assets..............................     102,947           31,746
Property and equipment, net.................................       3,839            2,709
Other assets................................................       4,281               --
                                                                --------         --------
          Total assets......................................    $111,067         $ 34,455
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  5,225         $  2,722
  Accrued compensation and employee benefits................       1,990            1,325
  Warranty provision........................................       1,171              812
  Accrued liabilities.......................................       1,299            1,116
  Deferred revenue..........................................       3,727            2,130
  Current portion of notes payable..........................       1,941            1,618
                                                                --------         --------
          Total current liabilities.........................      15,353            9,723
Notes payable...............................................       1,241            2,521
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, $0.001 par
     value, issuable in series: no shares and 19,134,375
     shares issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively........................          --               19
  Common stock, 200,000,000 shares authorized, $0.001 par
     value, 35,679,783 and 6,681,848 shares issued and
     outstanding as of September 30, 2000 and December 31,
     1999, respectively.....................................          36                7
  Additional paid-in capital................................     186,450           98,508
  Deferred compensation.....................................      (3,203)            (943)
  Accumulated deficit.......................................     (88,689)         (75,147)
  Accumulated other comprehensive income....................        (121)            (233)
                                                                --------         --------
          Total stockholders' equity........................      94,473           22,211
                                                                --------         --------
          Total liabilities and stockholders' equity........    $111,067         $ 34,455
                                                                ========         ========

          See accompanying notes to consolidated financial statements.

                            INTUITIVE SURGICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
OPERATING ACTIVITIES
Net loss....................................................    $(13,542)        $(13,204)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       1,147            1,069
  Amortization of deferred compensation.....................       1,803              617
  Amortization of other assets..............................         389               --
Changes in operating assets and liabilities:
  Accounts receivable.......................................      (6,329)          (2,644)
  Inventories...............................................      (2,395)          (1,889)
  Prepaid expenses..........................................      (1,054)              58
  Accounts payable..........................................       2,503              139
  Accrued compensation and employee benefits................         665              198
  Warranty provision........................................         359              512
  Accrued liabilities.......................................         183              425
  Deferred revenue..........................................       1,597              314
                                                                --------         --------
Net cash used in operating activities.......................     (14,674)         (14,405)
INVESTING ACTIVITIES
Capital expenditures........................................      (2,277)            (705)
Acquisition of patents......................................      (3,000)              --
Purchase of short-term investments..........................     (55,628)         (27,260)
Proceeds from sales and maturities of short-term
  investments...............................................      16,176           17,323
                                                                --------         --------
Net cash used in investing activities.......................     (44,729)         (10,642)
FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock.......      34,756           19,284
Proceeds from issuance of common stock......................      47,478                8
Repurchase of common stock..................................         (15)             (38)
Proceeds from notes payable.................................         500            2,000
Repayment of notes payable..................................      (1,457)            (803)
                                                                --------         --------
Net cash provided by financing activities...................      81,262           20,451
Net increase (decrease) in cash and cash equivalents........      21,859           (4,596)
Cash and cash equivalents at beginning of period............       4,106           10,169
                                                                --------         --------
Cash and cash equivalents at end of period..................    $ 25,965         $  5,573
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

                            INTUITIVE SURGICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Registration Statement on Form S-1 of Intuitive Surgical, Inc., as amended, filed with the Securities and Exchange Commission. The results for the interim period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000 or future operating periods.

NOTE 2. CASH AND CASH EQUIVALENTS

     Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at December 31, 1999 and September 30, 2000.

NOTE 3. SHORT-TERM INVESTMENTS

     All short-term investments are classified as available-for-sale and therefore carried at fair value. We view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders' equity. Realized gains and losses, net, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 4. INVENTORIES

     Inventories consist of the following (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Raw materials......................................     $1,698           $1,147
Work-in-process....................................      1,140              619
Finished goods.....................................      2,418            1,095
                                                        ------           ------
                                                        $5,256           $2,861
                                                        ======           ======

NOTE 5. OTHER ASSETS

     In April 2000, we entered into an agreement with Heartport, Inc. to exclusively license a number of Heartport's patents in exchange for cash of $3.0 million and a warrant to purchase 200,000 shares of our common stock at an exercise price of $3.00 per share. In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we valued the warrant to be approximately $1.7 million using the Black-Scholes option

                            INTUITIVE SURGICAL, INC.

                                  (UNAUDITED)

pricing model. As a result of this agreement, we capitalized approximately $4.7 million as other assets, which will be amortized over the estimated useful life of the patents. The estimated life of the patents is approximately six years.

NOTE 6. COMPREHENSIVE LOSS

     The components of comprehensive loss consist of the following (in thousands):

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                            ------------------    --------------------
                                             2000       1999        2000        1999
                                            -------    -------    --------    --------
Net loss..................................  $(4,020)   $(4,368)   $(13,542)   $(13,204)
Other comprehensive income (loss):
  Foreign currency translation
     adjustments..........................       14        (15)        (77)          4
  Change in unrealized gain (loss) on
     available-for-sale securities........      169        (14)        112        (196)
                                            -------    -------    --------    --------
Comprehensive loss........................  $(3,837)   $(4,397)   $(13,507)   $(13,396)
                                            =======    =======    ========    ========

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

NOTE 8. REVENUE RECOGNITION

     We recognize system revenue upon installation for direct sales and upon shipment for sales to its distributors. If substantial contractual obligations exist after system installation, revenue is recognized after such obligations are fulfilled. Distributors do not have price protection or return rights. We recognize revenue for instruments and accessories upon shipment. Amounts are billed in accordance with the terms of the underlying sales agreement, and amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

NOTE 9. STOCKHOLDERS' EQUITY

     On June 13, 2000, as part of the initial public offering of our common stock, we issued 5,000,000 shares of our common stock at an offering price of $9.00 per share and all of Intuitive Surgical's convertible preferred stock automatically converted into 22,813,173 shares of common stock. On July 13, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at $9.00 per share. Cash proceeds from the sale of the 5,750,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $46.5 million.

     In April 2000, we issued a warrant to purchase 200,000 shares of our common stock in connection with a patent licensing agreement. (See Note 5.)

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which, as amended, is required to be adopted

                            INTUITIVE SURGICAL, INC.

                                  (UNAUDITED)

in years beginning after June 15, 2000. Because we do not use derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on our results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with SAB 101.

     On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," ("FIN 44") which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 ("APB 25"). The most significant topics discussed in FIN 44 are the clarification of the definition of employee for purposes of applying Opinion No. 25 and the accounting for stock options that have been repriced and the classification of accounting for modification made to stock awards. FIN 44 is effective for the most significant topics discussed beginning July 15, 2000. The impact of the interpretation on Intuitive Surgical's financial position and results of operations is not material.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and September 30, 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Intuitive Surgical's Registration Statement on Form S-1 for the year ended December 31, 1999.

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

     In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

     Intuitive(TM), da Vinci(TM) and EndoWrist(TM) are trademarks of Intuitive Surgical, Inc.

OVERVIEW

     We design, manufacture, and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery. The da Vinci System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of minimally invasive surgery or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci System enables surgeons to perform better surgery while giving patients the benefits of MIS surgery, including decreased trauma and postoperative pain, reduced surgical complications, shorter hospital stays and lower total treatment costs.

     In early 1999, we obtained permission from the European Union to affix the CE Mark to the da Vinci Surgical System and EndoWrist instruments for general surgical and cardiac surgical use. Based on this approval, we recognized revenue for the first time in the second quarter of 1999 for the sale of our products. In July 2000, we received clearance from the U.S. Food and Drug Administration, the FDA, to begin commercialization of our da Vinci Surgical System in the United States for use in laparoscopic surgical procedures. In June and July 2000, we raised net proceeds of approximately $46.5 million through the initial public offering of our common stock.

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

RESULTS OF OPERATIONS

     Sales. Sales for the three months ended September 30, 2000 were $7.9 million, up 140% from $3.3 million for the three months ended September 30, 1999. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to eight in 2000 from four in 1999. Sales for the nine months ended September 30, 2000 were $15.9 million, up 130% from $6.9 million for the nine months ended

September 30, 1999. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to seventeen in 2000 from eight in 1999.

     Gross Profit. Gross profit for the three months ended September 30, 2000 was $3.2 million, or 40% of sales, compared with $0.4 million, or 11% of sales in the same period last year. Gross profit for the nine months ended September 30, 2000 was $5.2 million, or 33% of sales, compared to $0.7 million, or 11% of sales in the same period last year. The improvement in gross profit for the three and nine months periods from the same periods last year resulted from sales growth and increased manufacturing efficiencies.

     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2000 were $3.2 million, up 34% from $2.4 million for the same period last year. The increase resulted primarily from headcount additions to support product development and enhancements. R&D expenses for the nine months ended September 30, 2000 were $8.6 million, up 6% from $8.1 million for the same period last year. The net increase was due to headcount increases, offset by a decrease caused by classifying manufacturing costs as cost of sales instead of R&D beginning in the second quarter of 1999 as sales were recorded for the first time.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 were $5.4 million, up 104% from $2.6 million in the same period last year. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $12.5 million, up 88% from $6.7 million in the same period last year. The year over year increases during these periods was due in large part to increases in headcount in the sales and marketing areas to support increased revenue.

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

     Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expenses and selling, general and administrative expenses. Deferred compensation recorded through September 30, 2000 was $8.8 million with accumulated amortization of $5.6 million. The remaining $3.2 million will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded-vesting method. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income (Expense), Net. Net interest income increased 365% to $1.4 million for the three months ended September 30, 2000 from $0.3 million for the three months ended September 30, 1999. Net interest income increased 182% to $2.4 million for the nine months ended September 30, 2000 from $0.9 million for the same period last year. These year over year increases resulted from higher cash balances, driven by the exercise of warrants to purchase preferred stock in March 2000, yielding approximately $34.8 million in net proceeds, and our initial public offering in June and July 2000, which raised net proceeds of approximately $46.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through sales of our preferred stock, yielding net proceeds of approximately $127.3 million, and equipment financing arrangements yielding approximately $6.5 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, by which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement. In June and July 2000, we sold and issued 5,750,000 shares of common stock in our initial public offering, yielding net proceeds of approximately $46.5 million.

     As of September 30, 2000, we had cash, cash equivalents and short-term investments of $87.7 million. Working capital at September 30, 2000 was approximately $87.6 million, compared to approximately $22.0 million at December 31, 1999. The increase in working capital was primarily attributable to the exercise of warrants to purchase preferred stock in March 2000, yielding approximately $34.8 million in net proceeds, and our initial public offering in June and July 2000, raising net proceeds of approximately $46.5 million.

     Net cash used in operating activities was $14.7 million for the nine months ended September 30, 2000, compared to $14.4 million for the nine months ended September 30, 1999. Differences between the periods related to higher accounts payable and accruals to support expanding business activities and higher deferred revenue, which was offset by higher inventory and accounts receivable levels to support increased sales activity.

     Net cash used in investing activities was $44.7 million for the nine months ended September 30, 2000, compared to $10.6 million for the nine months ended September 30, 1999. Differences between the periods related to the investment of the net proceeds of $46.5 million from our initial public offering in June and July 2000 and the net proceeds of $34.8 million from the exercise of warrants to purchase preferred stock in March 2000.

     Net cash provided by financing activities was $81.3 million for the nine months ended September 30, 2000, compared to $20.5 million for the nine months ended September 30, 1999. The primary difference between the nine months ended September 30, 2000 and the nine months ended September 30, 1999 relates to our initial public offering in June and July 2000, yielding net proceeds of $46.5 million, and the exercise of warrants to purchase preferred stock in March 2000, yielding net proceeds of $34.8 million.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss for the year ended December 31, 1999 was $18.4 million and was $13.5 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $88.7 million.

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

     A relatively small number of customers account for a significant portion of our total revenues. In 1999 and for the nine months ended September 30, 2000, the majority of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. For the year ended December 31, 1999, two customers, AB Medica SRL, located in Italy, and Marubeni America Corporation, located in New York, each accounted for 16% of our total sales. AB Medica SRL and Marubeni America Corporation are our Italian and Japanese distributors, respectively. For the nine months ended September 30, 2000, AB Medica SRL accounted for 11% of total sales.

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

     On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. These patents concern methods and devices for conducting various aspects of robotic surgery. Beginning in May 1999, we requested that the U.S. Patent and Trademark Office declare interferences between some of our exclusively licensed patent applications and five of Computer Motion's U.S. patents, each of which is included in Computer Motion's suit. An interference is a proceeding within the U.S. Patent and Trademark Office to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application.

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

     Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 91% of our sales for the year ended December 31, 1999 and 41% for the nine months ended September 30, 2000. We will be subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments as of September 2000 was less than one year. Due to the short term nature of these investments, we believe that we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. These patents concern methods and devices for conducting various aspects of robotic surgery. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. The litigation is still in the early stages of discovery. While we continue to believe we have meritorious defenses to this action, we cannot provide assurance that we will prevail in this action, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

     Beginning in May 1999, we requested that the U.S. Patent and Trademark Office declare interferences between some of our exclusively licensed patent applications and five of Computer Motion's U.S. patents. An interference is a proceeding within the U.S. Patent and Trademark Office to resolve questions regarding who was the first to invent the subject matter of a patent and/or a patent application. All five of Computer Motion's patents were issued by the U.S. Patent and Trademark Office without consideration of the exclusively-licensed and earlier-filed patent applications on which we now rely to request the interferences. All five of Computer Motion's patents subject to our requests for interference are included in Computer Motion's May 2000 suit for patent infringement.

     In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference process.

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

          (5) From July 1, 2000 through September 30, 2000, we granted stock options to purchase 137,900 shares of common stock, at prices ranging from $9.50 to $16.12 per share, to employees pursuant to our 2000 Equity Incentive Plan.

     The sales and issuance of securities described in paragraphs (1), (2), and
(5) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701. The sale and issuance of securities described in paragraph (3) and (4) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2).

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-33016) that was declared effective by the SEC on June 13, 2000, and pursuant to which we sold 5,750,000 shares of common stock that had been registered

     Our initial public offering was completed after the shares of common stock that were registered were sold. The managing underwriters in the offering were Lehman Brothers Inc., Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens Inc. and UBS Warburg LLC. The aggregate offering price of the 5,750,000 shares registered and sold was $51.8 million. Of this amount, $3.6 million was paid in underwriting discounts and commissions, and an additional $1.7 million of expenses was incurred through September 30, 2000. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock, or to our affiliates. As of September 30, 2000, we had applied the estimated aggregated net proceeds of $46.5 million from our initial public offering as follows:

     Temporary investments $46.5 million

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

     None

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

------------

(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.

(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.

(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.

     (b) Current Reports on Form 8-K. We did not file a Current Report on Form 8-K during the three month period ending September 30, 2000.

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

Date: November 13, 2000

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