Form 10-K405
period 2000-12-31
INTUITIVE SURGICAL INC
filed 2001-03-30
CIK 1035267

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH   , 2001.

                                                  REGISTRATION NO. 888-[       ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-26275

                            INTUITIVE SURGICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0416458
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                            1340 W. MIDDLEFIELD ROAD
                        MOUNTAIN VIEW, CALIFORNIA 94043
                                 (650) 237-7000
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
          AREA CODE, OF THE REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on March 15, 2001, as reported by Nasdaq, was approximately $202,498,680. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's common stock on March 15, 2001 was 35,828,944.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Stockholders to be held on May 24, 2001 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INTUITIVE SURGICAL, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risks.......................................................   34
Item 8.   Financial Statements and Supplemental Data..................   35
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................   35

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   36
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   36
Item 13.  Certain Relationships and Related Transactions..............   36

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   37
SIGNATURES............................................................   38

                                     PART I

ITEM 1: BUSINESS

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the "Risk Factors" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

COMPANY BACKGROUND

     In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

     Intuitive(TM)(R), da Vinci(TM), EndoWrist(TM), InSite(TM) and Navigator(TM) are trademarks of Intuitive Surgical, Inc.

     We design and manufacture the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery -- the third generation. We believe that this new generation of surgery, which we call Intuitive surgery, is a revolutionary advance similar in scope to the previous two generations of surgery -- open surgery and minimally invasive surgery, or MIS. Our da Vinci System consists of a surgeon's console, a patient-side cart, a high performance vision system and our proprietary instruments. By placing computer-enhanced technology between the surgeon and patient, we believe that our system enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of minimally invasive surgery.

     In March 1997, surgeons using an early prototype of our technology successfully performed Intuitive surgery on humans. Beginning in May 1998, surgeons using our technology successfully performed what we believe were the world's first computer-enhanced closed chest heart surgeries, including mitral valve repair, dissection of an internal mammary artery and grafting of a coronary artery. In early 2000, surgeons using our technology successfully completed what we believe was the world's first beating heart bypass procedure using only small ports. In July 2000, we received marketing clearance from the U.S. Food and Drug Administration (FDA) for the da Vinci Surgical System to assist in the control of Intuitive Surgical endoscopic instruments including: rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, stabilizers, electrocautery, and accessories during laparoscopic surgical procedures such as cholecystectomy or Nissen fundoplication. Additionally, we received clearance for a non-cardiac thoracoscopic surgery indication for the product in March 2001. As of December 31, 2000, we have sold 40 of our da Vinci Surgical Systems and surgeons using our technology have successfully completed over a thousand surgery procedures of various types.

     The first generation of surgery, open surgery, remains the predominant form of surgery and is still used in almost every area of the body. However, the large incisions required for open surgery create significant trauma to the patient, resulting in long hospitalization and recovery times, high hospitalization costs, as well as significant pain and suffering. Over the past several decades, the second generation of surgery, MIS surgery, has reduced trauma to the patient by allowing some surgeries to be performed through small ports rather than large incisions, resulting in shorter recovery times, fewer complications and reduced hospitalization costs. MIS surgery has been widely adopted for certain surgical procedures, but it has not been widely adopted for complex procedures. We believe surgeons have been slow to adopt MIS surgery for complex procedures because they generally find that fine tissue manipulations, such as dissecting and suturing, using these techniques are more difficult to learn and perform, and are less precise, than in open surgery.

     Intuitive surgery overcomes many of the shortcomings of both open surgery and MIS surgery. Surgeons operate while seated comfortably at a console viewing a bright and sharp 3-D image of the surgical field. This immersive visualization results in surgeons no longer feeling disconnected from the surgical field and the instruments, as they do when using an endoscope in MIS surgery. While seated at the console, the surgeon manipulates instrument controls in a natural manner, just as he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in every surgeon's hand. In designing our products, we have focused on making our technology as simple as possible to use. In our experience, based on over a thousand procedures, surgeons can learn to manipulate our instruments with only a short amount of training and can learn to perform Intuitive surgery with less training than is required for MIS surgery.

     Our products are designed to make a broad range of open surgical and MIS procedures suitable for Intuitive surgery. The da Vinci Surgical System is designed to allow surgeons to perform better surgery while providing patients with the benefits of MIS surgery. We believe that these advantages will enable us to drive a fundamental change in surgery.

ADDITIONAL BACKGROUND

     We believe that there are three generations of surgical techniques: (1) open surgery, which began its modern era in the 19th century, (2) MIS surgery, which has developed over the past several decades and (3) Intuitive surgery, which we have developed. Each generation of surgery has been enabled by the development of an important technology or set of related technologies.

  First Generation: Open Surgery

     Modern open surgical technique developed in the second half of the 19th century because of the combination of two medical breakthroughs: anesthesia and sterile technique. Using open surgical techniques, a surgeon generally creates an incision large enough to allow a direct view of the operating field and the insertion of at least two human hands to manipulate the patient's tissues. Many different types of hand-held instruments such as the scalpel, forceps, retractor and clamp have been developed to enable the surgeon to manipulate tissue precisely in almost every area of the body, and to accomplish complicated movements such as suturing.

     The large incisions generally used in open surgery create very significant trauma to the patient, resulting in long hospitalization and recovery times, high hospitalization costs, as well as significant pain and suffering. In most cases, repairing damaged tissue is much less traumatic than creating the large incisions necessary to expose that tissue. However, because the human hand has an extremely wide range of motion and can grip open surgical instruments near their tips to allow very precise and natural tissue manipulations, open surgical technique is generally considered the most precise and the easiest technique for the surgeon to perform. Despite trauma and other drawbacks, open surgery remains the predominant form of surgical technique.

  Second Generation: Minimally Invasive Surgery

     Minimally invasive surgical techniques have evolved over the past few decades, beginning with the development of the endoscope. The objective of MIS surgery is to substantially reduce trauma to the patient by replacing the large six- to twelve-inch incision typically required for open surgery with three or more small puncture incisions, or ports. These ports are each approximately ten millimeters, or less than one-half inch, in diameter. The ports are created in the abdominal wall, chest wall, or other areas of the body in locations designed to provide access to the organs on which the surgeon intends to operate. MIS surgery generally results in shorter hospitalization and recovery times, reduced hospitalization costs and substantially less pain and suffering.

     During an MIS procedure, the surgeon inserts an endoscope through a port. An endoscope makes use of fiber optics or fine glass tubes that allow the surgeon to view a surgical field through a small incision. The endoscope transmits an image to a television monitor so the surgeon can see the surgical site and indirectly observe the operation. The surgeon inserts a variety of long, hand-held instruments through the ports and manipulates the handles of these instruments outside the patient's body to perform the operation inside the patient's body. The instruments typically have tips similar to the corresponding instrument tips used in open surgery, such as forceps or scissors. These tips are connected to 15- to 18-inch or 35- to 45-centimeter long tubes, which are connected to the handles.

     Existing Limitations of Minimally Invasive Surgery. We believe that surgeons generally find MIS surgical techniques more difficult to learn and perform than open surgery for the following reasons:

     - "Backward" Instrument Movements. Existing MIS instruments are essentially long rigid levers that rotate around a fulcrum, or pivot point, located at the port created in the body wall. As a result, the instrument tip moves in the opposite direction from the surgeon's hand. For example, to move the tip left, surgeons move the instrument handle to the right; to move the tip up, surgeons move the instrument handle down. Surgeons must relearn their hand-eye coordination to translate their hand movements in this "backward" environment into the required instrument movements.

     - Restricted Motions. Existing MIS instruments provide surgeons less flexibility, dexterity and range of motion than their own hands provide in open surgical procedures. For example, MIS instruments in widespread use today do not have joints near their tips to replicate surgeons' hand and wrist movements used in open surgery to perform manipulations such as reaching behind tissue, suturing and fine dissection.

     - Magnified Tremor and Exaggerated Instrument Movements. In open surgery, instruments are held near their tips, allowing fine movements of surgeons' hands to be directly translated into fine movements of the instruments. In MIS surgery, the length of MIS instruments magnifies surgeons' hand movements. As a result, the tremor inherent in a surgeon's hands is magnified, and the exaggerated motor movements caused by MIS instruments make fine tissue manipulation more difficult for the surgeon. The difficulty of these movements is analogous to the lack of precision one would experience in writing while holding the eraser end of a pencil.

     - Poor Visualization. Since the video image from the endoscope is usually displayed on a video monitor, surgeons typically must look up and away from their hands, the patient and the instruments to see the surgical field on the monitor. This can give the MIS surgeon a feeling of being disconnected from the surgical field and the instruments. In addition, most endoscopes currently available give the surgeon only a two-dimensional image. Although three-dimensional endoscopes exist, they typically have diminished sharpness and lower brightness than two-dimensional endoscopes, making fine detail more difficult for the surgeon to see.

     - Difficult to Learn. The combination of the inherent difficulties mentioned above makes conventional MIS surgical techniques difficult to learn. Although most surgeons are now trained in their residency programs in basic laparoscopic skills, a significant amount of advanced training is required for surgeons to become proficient in most MIS procedures. The need for extensive training revolves around the difficulty of learning certain laparoscopic skills such as suturing and precise dissection. Without the assistance of computer-enhanced techniques, these types of advanced laparoscopic skills take months of practice to learn and perfect.

     Slowing MIS Procedure Conversion Rates. Despite the limitations of existing MIS techniques, a number of procedures are routinely performed using laparoscopic procedures. For example, laparoscopic cholecystectomy, removal of the gall bladder through ports, is learned by most surgeons after a moderate amount of training, in part because of the anatomical location of the gallbladder and the relatively gross tissue manipulations required. Consequently, laparoscopic cholecystectomy grew from a newly-introduced procedure to the "standard of care" in the United States over approximately three years, beginning in the late 1980s. In 1997, approximately 85% of cholecystectomies in the United States were performed using MIS techniques.

     We believe that the adoption rate of laparoscopic cholecystectomy has not been replicated for most subsequently introduced MIS procedures because such procedures have been more difficult to learn and perform. In addition, as a result of these difficulties, many surgical procedures commonly performed using open surgery have not been adapted to MIS surgical techniques.

     The chart below sets forth the percentage of selected procedures that were performed worldwide in 1997 using MIS surgical techniques:

                                                                           Graph

Number of Procedures
Performed Using MIS
Surgical Techniques:       1,173,000         1,098,000            234,000             198,000             39,000

Total Number of
Procedures Performed:      1,804,000         2,540,000           1,170,000           1,430,000           1,065,000

    -------------------
    (1) 85% in United States.
    Source: Medical Data International, Inc.

  The Intuitive Surgical Solution: Third Generation Surgery

     Our technology is designed to return to the surgeon the range of motion, fine tissue control and 3-D vision characteristic of open surgery while simultaneously allowing the surgeon to work through the ports used in MIS surgery. All this is accomplished in an intuitive manner, in the same way that the movements of a surgeon's hands in open surgery are entirely intuitive.

     We believe that our technology overcomes many of the limitations of existing MIS surgery in the following ways:

     - Natural Instrument Movements. Our technology is designed to directly transform the surgeon's natural hand movements outside the body into corresponding micromovements inside the patient's body. For example, a hand movement to the right outside the body causes the instrument inside the patient to be moved to the right, eliminating the backward nature of existing MIS surgery.

     - EndoWrist Instruments Provide Natural Dexterity and Range of Motion. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human hand and wrist. Our proprietary instruments, which we call EndoWrist instruments, incorporate "wrist" joints that enable surgeons to reach behind tissues and suture with precision, just as they can in open surgery. The surgeon controls the joint's movements from the surgeon's console using natural hand and wrist movements. EndoWrist joints are located near the tips of all of our instruments.

     - More Precise Movements and Reduced Tremor. With our technology, the surgeon can also use "motion scaling," a feature that translates, for example, a three millimeter hand movement outside the patient's body into a one millimeter instrument movement in the surgical field inside the patient's body. Motion scaling is designed to allow greater precision than is normally achievable in both open and MIS surgery. In addition, our technology is designed to filter out the tremor inherent in every surgeon's hands.

     - Immersive 3-D Visualization. Our vision system, which we call the InSite vision system, is designed to give surgeons the perception that their hands are immersed in the surgical field even though they are outside the patient's body. As a result, we believe that surgeons no longer feel disconnected from the surgical field and the instruments, as they currently do with MIS surgery. In addition, we believe that the InSite system provides a much brighter and sharper image than any other 3-D endoscope vision system. The InSite system also incorporates our proprietary Navigator camera control technology that allows the surgeon to easily change, move, zoom and rotate his or her field of vision. The combination of these features offers what we believe is the most advanced surgical vision system available today.

     - Easy to Learn and Perform. In designing our products, we have focused on making our technology as simple as possible to use, even though it is inherently complex. We believe that tissue manipulations using our products are as natural as hand movements in open surgery. In our experience, based on feedback from surgeons who have performed hundreds of procedures, surgeons can learn to manipulate our instruments with only a short amount of training. Learning to perform surgical procedures using the da Vinci System will vary depending on the complexity of the procedure and the surgical team's experience with MIS surgery techniques.

     - Multi-Specialty Surgical Platform. The da Vinci System is designed to enable surgeons to perform surgery in virtually any part of the body. To date, surgeons have used the da Vinci System to perform over 20 different types of surgical procedures.

     We believe that these advantages give the patient the benefits of less traumatic MIS surgery while restoring to the surgeon the range of motion and fine tissue control possible with open surgery, along with further enhancements such as tremor reduction, motion scaling and superior visualization.

     We believe that our technology has the potential to change surgical procedures in three basic ways:

     - Convert Open Procedures to Intuitive Surgery. We believe our technology will make a number of surgical procedures that currently are performed only with open surgical techniques suitable for Intuitive surgery.

     - Facilitate Difficult MIS Operations. We believe surgical procedures that today are performed only rarely using MIS techniques will be performed routinely and with confidence using Intuitive surgery. Some procedures have been adapted for port-based techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci System will enable more surgeons at more institutions to perform these procedures.

     - Simplify Existing, High-Volume MIS Procedures. We believe surgical procedures that today are performed routinely using MIS techniques will be performed more quickly and safely with Intuitive surgery. For example, over the past decade, approximately 85% of gall bladder removals performed in the United States have been converted to MIS surgery. We believe that the da Vinci System will make these procedures easier, faster and more cost effective to perform.

INTUITIVE SURGICAL'S PRODUCTS

     Our principal products include the da Vinci Surgical System and a variety of "smart disposable" EndoWrist instruments.

  da Vinci Surgical System

     Surgeon's Console. The da Vinci System allows the surgeon to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon's fingers grasp the instrument controls below the display with wrists naturally positioned relative to his or her eyes. Using hardware, software, algorithms, mechanics and optics, our technology is designed to seamlessly translate the surgeon's hand movements into precise and corresponding real-time microsurgical movements of the EndoWrist instruments inside the patient.

     Patient-Side Cart. The patient-side cart, which can be easily moved next to the operating table, holds electromechanical arms that manipulate the instruments inside the patient. Three arms attached to the cart can be easily positioned as appropriate, and then locked into place. The first two arms, one representing the left hand and one the right hand of the surgeon, hold our EndoWrist instruments. The third arm positions the endoscope, allowing the surgeon to easily change, move, zoom and rotate his or her field of vision.

     3-D Vision System. The vision system includes our InSite high resolution 3-D endoscope with two separate vision channels linked to two high resolution, progressively scanned color monitors. The vision system also incorporates our InSite image processing equipment comprised of high performance video cameras, specialized edge enhancement and noise reduction equipment. The resulting 3-D image has high resolution and contrast and no flicker or cross-fading, which occurs in single monitor systems, and minimizes eye fatigue. Our vision system allows the surgeon to move his or her head in the viewer without affecting image quality.

  EndoWrist Instruments

     We manufacture a variety of EndoWrist instruments, each of which incorporates a wrist joint for natural dexterity, with tips customized for various surgical procedures. These EndoWrist instruments are currently approximately seven millimeters in diameter. The instruments mount onto the electromechanical arms that represent the surgeon's left and right hands and provide the mechanical capability necessary for performing complex tissue manipulations through ports. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels and other surgical tools that are readily familiar to the surgeon from open and MIS surgery. Generally, a variety of EndoWrist instruments are selected and used interchangeably during the surgery. Where instrument tips need to incorporate a disposable component, for example, scalpel blades, we sell disposable inserts. We plan to continue to add new types of EndoWrist instruments for additional types of surgical procedures.

     The EndoWrist instruments are "smart disposables" because they are resterilizable and reusable for a defined number of procedures or hours of use. A custom computer chip inside each instrument performs several functions that help determine how the system and instruments work together. When an EndoWrist instrument is attached to an arm of the patient-side cart, the chip performs an "electronic handshake" that ensures the instrument was manufactured by us and recognizes the type and function of the instrument and number of past uses or hours. For example, the chip distinguishes between scissors and a scalpel and controls the unique functions of different instruments as appropriate. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures or hours so that its performance meets specifications during each procedure. In addition, we can sell the instrument for a fixed number of uses or hours and effectively price our EndoWrist instruments on a per-procedure or per-hour basis.

USING THE DA VINCI SURGICAL SYSTEM

     During a procedure, the patient-side cart is positioned next to the operating table with the electromechanical arms arranged to provide access to the initial ports selected by the surgeon. Metal tubes attached to the arms are inserted through the ports, and the EndoWrist instruments are introduced through the tubes into the patient's body. The surgeon then performs the procedure while sitting comfortably at the surgeon's console, manipulating the instrument controls and viewing the operation through our InSite vision system. When a surgeon needs to change an instrument, as is done many times during an operation, the instrument is withdrawn from the surgical field using the controls at the console, in similar fashion to the way a surgeon withdraws instruments from the patient in MIS surgery. A scrub nurse standing near the patient removes the unwanted instrument from the electromechanical arm and replaces it with the new instrument, in a process designed to be rapid enough not to disturb the natural flow of the procedure. As a result, the scrub nurse plays a role similar to that played in open and MIS surgery. At the conclusion of the operation, the metal tubes are removed from the patient's body and the small incisions are sutured or stapled.

OUR STRATEGY

     Our goal is to establish Intuitive surgery as the standard for complex surgical procedures and many other procedures currently performed using either open or MIS surgery. We intend to accomplish this objective both by pioneering new types of endoscopic surgery and by making existing MIS procedures easier, safer and more cost effective. Over time, our strategy is to broaden the number of procedures performed using the da Vinci Surgical System and to educate surgeons and hospitals as to the benefits of Intuitive surgery. Key elements of this strategy include:

     Focus on Key Institutions. Our marketing efforts are focused on large multi-specialty care hospitals where a majority of complex surgical procedures are performed. Following the initial placement at a given hospital, we intend to expand the number of physicians who use the da Vinci Surgical System and work with the hospitals and their surgeons to promote patient education as to the benefits of Intuitive surgery. We believe that these efforts will result in increased usage per system, leading to high volume sales of instruments and sales of additional systems at each hospital. In addition, we believe such efforts will benefit early-adopting hospitals by increasing their market share in the procedures and specialties that benefit from Intuitive surgery. We expect these efforts to increase demand for our products among competitive hospitals, surgeons and referring physicians.

     Focus on Leading Surgeons to Drive Rapid and Broad Adoption. We will place significant emphasis on marketing the da Vinci Surgical System to leading surgeons who are considered to be the "thought leaders" in their institutions and fields. These surgeons typically perform complex surgical procedures that are currently not adaptable to MIS techniques. For example, cardiac procedures, of which over one million are currently performed annually worldwide, are among the most difficult to perform using MIS techniques. This strategy puts surgeons at the forefront of procedure development and provides them an opportunity to maintain a competitive edge in their specialty. We believe that early adoption of our products by surgical thought leaders will give many other surgeons the confidence that the da Vinci Surgical System can be used for all types of surgical procedures.

     Develop Protocols for New Surgical Procedures. We intend to leverage our relationships with key institutions and surgical thought leaders to develop protocols for new surgical procedures. These protocols would include guidance on patient screening, port placement, interaction of the surgical team and advice on the sequence and selection of tools and maneuvers. We believe that establishing protocols for a given procedure will facilitate the broader adoption of Intuitive surgery for that procedure.

     Maintain Market Leadership. We intend to maintain our leadership advantage by continuing to develop and enhance our technology and to communicate the benefits of our da Vinci Surgical System to surgeons, hospitals and patients. We will continue to improve our da Vinci Surgical System through software and hardware enhancements and by developing new surgical instruments. We will also continue to develop our surgical platform to facilitate and support future surgical innovations.

CLINICAL CONTRIBUTIONS

     We believe our technology is capable of enhancing or enabling a wide variety of procedures in many surgical specialties. To date, surgeons using our da Vinci Surgical System have performed over a thousand surgery procedures of various types including general and vascular surgery, gynecologic and urologic surgery, and cardiovascular surgery. These applications, as well as potential applications for orthopedic surgery, are described below.

  General and Vascular Surgery

     Aortic Aneurysms. A common vascular procedure is the repair of aortic aneurysms, which are sacs formed by the dilation of the wall of the main artery in the body. Aneurysms are caused primarily by atherosclerosis, which is characterized by the deposition of fatty substances in large and medium-sized arteries, such as the arteries that lead to the heart and brain. Surgical treatment involves clamping the aorta and making long incisions at multiple sites to resect and replace the aneurysm with a synthetic graft. Once the aorta is clamped, time is of the essence, since procedures are typically done without heart/lung bypass machines. Thus, only a narrow window of time for completion is available. Currently, some aneurysms are treated by intravascular stent-grafts. These stent-grafts can be inserted through the main artery in the thigh, called the femoral artery, and do not require an incision. However, the necessity of traversing the femoral artery to gain access to the aorta limits the usage of this technique. We believe that the capability of our technology to deliver to the surgeon enhanced dexterity and the ability to suture grafts, alone or in conjunction with stent-grafts, will help convert this procedure from open surgery to Intuitive surgery.

     Aorto-Femoral Bypass. The lower portion of the abdominal aorta is often a location of atherosclerosis. Atherosclerotic blockage of this portion of the aorta restricts blood flow to the lower body. To treat this condition using open surgery, a synthetic graft is attached above and below the blockage. This procedure currently requires open surgery because of the need to suture the grafts in place. We believe that with our technology, surgeons will be able to perform the required suturing of arteries, called an anastomosis, through ports and avoid the large incision currently required.

     Cholecystectomy. Removal of the gallbladder, or cholecystectomy, is the most common procedure performed by general surgeons. The procedure is used to treat cholecystitis, which is an inflammation of the gall bladder. Although a minimally invasive approach, called a laparoscopic cholecystectomy, is now well accepted for routine cases, there is great variability in the level of skill required to accomplish the procedure. The skill level necessary to complete a laparoscopic cholecystectomy is dependent on the disease status the surgeon discovers after the abdomen is entered. For example, acute cholecystitis can result in inflammation and the abnormal union of tissues resulting from the formation of new fibrous tissue in the inflammatory process. As a result, very meticulous surgery to access gallbladder anatomy can be required. Similarly, during the operation, the surgeon may find a condition known as choledocolithiasis, or stones in the common bile duct. The surgeon may choose to incise or cut the common duct to extract stones that are caught between the liver and intestine. Exploration of the common bile duct is an extremely delicate procedure that requires micro-sutures to be placed in the common duct. Most surgeons will not do this procedure laparoscopically because of its difficulty. This usually results in a conversion to open technique or another surgical or delicate gastrointestinal endoscopic procedure to extract the stones. With our technology, we believe that the surgeon will have expanded capability to deal with complicated cholecystectomies and can avoid subjecting the patient to a second procedure.

     Nissen Fundoplication. Nissen fundoplication is a general surgical procedure that is performed to correct esophageal reflux. Esophageal reflux disease is a digestive disorder that affects the muscle connecting the esophagus with the stomach. As an elective procedure, Nissen fundoplication is currently performed on only a small fraction of candidates who suffer from this condition because the open surgical procedure is quite invasive. An MIS alternative exists, but there are only a limited number of surgeons skilled in the procedure. We believe that our technology will significantly improve the ease of performing the Nissen procedure through ports. Specifically, our technology will address the two most difficult steps in this procedure, which are made more difficult by existing MIS techniques, esophageal dissection and suturing of the fundus of the stomach. If adoption of our technology becomes widespread for Nissen procedures, we believe that the number of surgeons able to perform a Nissen procedure using port-based techniques will increase. Further, we expect that the widespread availability of a port-based approach may significantly expand the number of surgeries performed.

     Colon Resection. Removal of the colon or large bowel is a common general surgical procedure done for both benign and malignant disease. Colon resection is accomplished in a variety of ways by removing all or part of the colon. These procedures are complicated and involve resecting a portion of diseased tissue and then re-anastomosing the two ends of the colon to re-establish continuity of intestinal flow. When using existing MIS techniques, the challenge is to have enough manipulating capability to perform fine dissection of the colon and then to be able to sew or staple the ends of the bowel to accomplish the re-anastomosis. The MIS procedure is currently performed by only a small fraction of general surgeons. By making dissection significantly more precise, we believe that our products will allow port-based colon resection to be performed more widely.

     Hernia Repair. An inguinal hernia is a condition in which tissue protrudes through the wall of the pelvis. It is caused by a defect or weakness in the lining covering the pelvic region. Repair of inguinal hernia is the second most common procedure done in general surgery. There are a variety of hernia procedures available that use both open and MIS techniques. However, the lack of precise dissection capability inhibits adoption of the MIS procedures. Specifically, the delicate dissection of some of the structures and the peritoneal sac, which often adheres to the pelvic anatomy, is very difficult for surgeons to accomplish using MIS techniques. We believe that our technology will encourage surgeons to convert hernia procedures to the port-based approach by removing the training barrier that limits its adoption.

  Gynecologic Surgery

     General Gynecology. Laparoscopy has been used for several decades in a large number of diagnostic infertility procedures. Although there are a variety of therapeutic infertility procedures that can currently be performed by some gynecologists using existing MIS techniques, these procedures are relatively difficult to perform using existing MIS tools because of the lack of tissue control, inability to perform fine dissection, and limited suturing capability. We believe that our technology will provide gynecologists with the ability to do sophisticated procedures such as tubal re-anastomosis and dissection of ovarian cysts, as well as common procedures such as surgical removal of an ovary or fallopian tube.

     Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and it can be done by using open or MIS techniques. Like colon resection, it demands a significant degree of tissue manipulation in the dissection and ligation, or tying, of blood vessels, ligaments and other pelvic structures. Further, laparoscopic techniques used in this procedure increase the risk of injury to the ureters, which are vital structures that provide the conduit for urine between the kidney and bladder. It is often difficult to ensure the identification and prevention of injury to the ureters and bladder with conventional MIS instruments because of the limited angles at which these instruments can be positioned. We believe that our products will increase the surgeon's dexterity in this procedure and, as a result, will have a significant impact on safety, operating time, and rate of adoption of port-based techniques in hysterectomy.

     Bladder Neck Suspension. Bladder incontinence is a widespread condition affecting middle aged women, which can be treated surgically with a procedure known as bladder neck suspension. This procedure involves elevation of the bladder neck by suspension with sutures, surgically recreating the normal angle of the urethra and re-establishing bladder sphincter control. The procedure works well in open surgery and is the "gold standard" for correction of bladder incontinence. However, because of its long recovery time, most candidates are discouraged from undergoing the procedure using open surgical technique. Instead, they use adult diapers for their incontinence, which is an embarrassment and inconvenience. Bladder neck suspension can currently be done laparoscopically but is difficult to perform because of the need to suture at awkward angles using existing MIS instruments. We believe our technology may provide a better solution for suturing the bladder neck and would represent an advance in the ease of performing incontinence surgery.

  Orthopedic Surgery

     Arthroscopy. Many knee surgeries are accomplished by an MIS technique called arthroscopy. This technique is well accepted in the surgical community. However, many of the more sophisticated maneuvers in arthroscopy, such as suturing torn meniscal tissue, are very difficult with existing MIS instruments. The meniscus is a structure located in the knee joint that provides a surface and cushion upon which the bones of the knee joint can move. We believe that our technology and the capabilities of our EndoWrist instruments will increase the ease with which complex arthroscopic procedures such as advanced knee and shoulder arthroscopy can be performed.

     Spinal Surgery. Disc removal and spinal fusion are common procedures performed in open spinal surgery. MIS techniques where surgeons approach the spine through the abdomen and use laparoscopic methods to expose the anterior portion of the spine and lumbar disc space are just emerging. This procedure requires both delicate and precise dissection and retraction of tissue, and would benefit greatly from the enhanced capabilities offered by the da Vinci Surgical System. We believe that our technology may make this procedure safer, easier, more precise, and allow more surgeons to perform it with confidence.

  Cardiothoracic Surgery

     Internal Mammary Artery Dissection. In a coronary artery bypass graft procedure used in cardiac surgery, a blocked coronary artery is bypassed with a graft. When available, an artery from the chest called the internal mammary artery is dissected from its natural position and grafted into place to perform the bypass. Because the internal mammary artery is located on the underside of the anterior surface of the chest, dissection of the vessel is challenging using existing surgical instruments through the three- to five-inch incision currently used in a coronary artery bypass graft procedure. Our products have multiple joints that emulate the surgeon's shoulders and elbows, allowing exact positioning of the instruments inside the patient's chest. In addition, the EndoWrist joints permit the surgeon to reach behind the tissues for easier dissection of the internal mammary artery. Thus, we believe that the internal mammary artery can be dissected with greater ease and precision using our technology.

     Coronary Anastomosis. Coronary artery bypass graft surgery demands that the surgeon delicately dissect and precisely suture very small structures, which are less than two millimeters in diameter, under significant magnification. These procedures are difficult when performed in open surgery. They are even more difficult when performed using an endoscopic or limited incision approach, and extraordinarily difficult to perform when the heart is beating. As a result, this procedure is typically done as open surgery by stopping the heart and using a heart/lung bypass machine. Our technology is designed to allow surgeons to perform scaled instrument movements that can be even more precise than the movements used in open surgery, thus enabling precise suturing of single and multiple coronary vessels on a stopped or beating heart.

     Mitral and Aortic Valve Repair/Replacement. Valve repair and replacement surgeries are challenging even when using open surgical techniques. Significant exposure of the surgical field is essential to the identification and precise manipulation of valves and other structures inside the heart, and is key to successful surgical outcomes with minimal complications. Motion scaling allows a surgeon using our da Vinci Surgical System to maneuver instruments inside the patient even more precisely than is possible in open surgery. Our system has already enabled heart valve repairs to be performed through small ports in a manner that could not have been accomplished with open surgery. Replacement of valves currently requires a small incision, even if the majority of the procedure is eventually performed through ports using our technology, because the replacement valve itself is too large to be inserted into the chest through a port. However, new valve designs that can be delivered through ports are being developed, and the small incisions necessary today to deliver a replacement valve to the heart may eventually not be required, allowing a surgeon using the da Vinci Surgical System to replace a valve entirely using ports.

     Thoracoscopy. A number of procedures performed in the thorax, or chest cavity, can be accomplished by minimally invasive methods. These methods are generally referred to as thoracoscopic procedures. They include various types of lung resection, biopsy procedures, node dissections, nerve resections and esophageal surgery. Conventional thoracoscopic tools have all the limitations of conventional laparoscopic tools, such as "backward" movement and limited range of motion. The capability of our technology to operate dexterously in the often very small and restrictive space of the chest cavity is believed to offer significant clinical value in the performance of advanced thoracoscopic procedures.

MARKETING AND DISTRIBUTION

     We market our products through a direct sales force in the United States and most of Europe. We have also entered into agreements with distributors in Italy and Japan. Our marketing and sales strategy in the United States and Europe involves the use of a combination of area sales managers, technical sales representatives and clinical training specialists. As of December 31, 2000, we had 41 employees in sales and marketing. We expect to significantly increase our sales and marketing force as we expand our business.

     The role of our technical sales representatives is to educate physicians and surgeons on the advantages of Intuitive surgery and the clinical applications that our technology makes possible. We also train our technical sales representatives to educate hospital management on the potential benefits of early adoption of our technology and the potential for increased local market share that may result from Intuitive surgery. Once a hospital has installed a da Vinci Surgical System, our sales force will help introduce the technology to other surgical specialties within the hospital.

     Clinical training specialists provide training and support to physicians and other hospital staff. We employ service technicians to install our da Vinci(TM) Surgical Systems and to provide non-clinical technical expertise, upgrades, service and maintenance. We believe that this combination of technical sales representatives, clinical training specialists and service technicians provides an appropriate balance of professional selling skills while maintaining an appropriate level of technical expertise in the field.

     Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. Particularly during the period in which our sales volume is low, this may contribute to fluctuations in our quarterly operating results.

TECHNOLOGY

     Using key technologies, we have designed the da Vinci Surgical System to ensure intuitive control and fail-safe operation of the system. The system updates arm and instrument positions over 1000 times per second, thereby ensuring real-time connectivity between the surgeon's hand movements and the movements of the instrument tips. A backup battery is included in the system that can power the system for more than 20 minutes in case of power loss or fluctuation. This 20-minute period is believed to be sufficient either to reestablish the power supply or for the hospital back-up power system to become effective.

     Monitoring the operation of the system at all times is a network of approximately 20 micro-controllers that checks for proper system performance. System misuse or system fault can be detected and the system can be transitioned to a safe state in micro-seconds. The system also includes a sensor that detects the presence of the surgeon's head in the viewer. If the surgeon removes his or her head from the viewer, the system automatically disengages and locks the instruments in place to prevent their inadvertent movement.

     The instrument controls at the surgeon's console have eight degrees of freedom of motion that allow the surgeon to move each hand through a workspace approximately one cubic foot in volume. These degrees of freedom allow the surgeon to orient his or her hands without limitation. The instrument controls are constructed with very low friction cables and gear transmissions to ensure smooth operation. Furthermore, critical components are constructed of magnesium and titanium to provide high mechanical stiffness and low inertia, ensuring a light and responsive feel to the surgeon.

     The electromechanical arms of the patient-side cart are gravitationally counterbalanced to allow for smooth, easy and safe positioning of the instruments in the patient. The arms have seven degrees of freedom, allowing for control of position, orientation, translation and grip of the instrument, all inside the body. Redundant sensors are designed to ensure fail-safe operation of the instrument tips.

     Unlike other 3-D systems, our InSite vision system relies on two entirely separate vision channels. Two eyepieces are linked by a precisely designed optical assembly to two high resolution, and high contrast medical grade monitors, which have been specially designed to have a high visual update rate that eliminates flicker and thus, reduces eye fatigue. Our stereo endoscope uses two separate high resolution optical channels to improve image clarity. The stereo images pass through video processing electronics that provide specialized edge enhancement and noise reduction. A foot switch at the surgeon's console operates a focus controller on the endoscope. The endoscope self-regulates the temperature of its tip to eliminate fogging during procedures.

     Our EndoWrist instruments use a wrist joint architecture driven by six tiny but very high strength, flexible tungsten cables. Each tungsten cable is a "metal rope" constructed from over 200 fibers that are each less than one thousandth of an inch in diameter. These cables are similar in function to the tendons of a human wrist and are used to drive fluid motions of the wrist joint. The instruments each contain a custom memory chip that records and stores data each time the instrument is placed on the system. The chip contains encrypted security codes to protect against use of non-Intuitive Surgical instruments so that only our instruments will work with the da Vinci Surgical System. The chip identifies the type of tool being inserted so that different instrument types can be controlled uniquely by the system. The chip also records usage of the instrument and expires the instrument after its prescribed life.

INTELLECTUAL PROPERTY

     Since our inception in late 1995, we have encountered and solved a number of technical hurdles. We have patented and continue to pursue patent and other intellectual property protection for the technology that we have developed to overcome such hurdles. In addition to developing our own patent portfolio, we have spent significant resources in acquiring exclusive license rights to necessary and desirable patents and other intellectual property from SRI International and IBM, who were early leaders in applying robotics to surgery. One of the strengths of our portfolio is that the licensed SRI International and IBM patents have original filing dates as early as January 1992 and June 1991, respectively. We have also exclusively licensed a patent application from MIT concerning robotic surgery. In April 2000, we exclusively licensed an extensive minimally invasive heart surgery patent portfolio from Heartport, Inc. in the field of robotic surgery. These patents cover many different forms of minimally invasive robotic surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement and beating heart stabilization. As of February 14, 2001, we hold exclusive field-of-use licenses for 63 United States patents and approximately 40 foreign patents, and own outright five U.S. patents that expire in 2016. We also own or have licensed numerous pending United States and foreign patent applications, six of which were recently allowed. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon's console, electromechanical arms, vision system and our EndoWrist instruments. We intend to continue to file additional patent applications to seek protection for other proprietary aspects of our technology.

     Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets, to operate without infringing or violating valid and enforceable proprietary rights of third parties, and to prevent others from infringing our proprietary rights. We intend to take action to protect our intellectual property rights when we believe doing so is necessary and appropriate. In addition, our strategy is to actively pursue patent protection in the United States and in foreign jurisdictions for technology that we believe is proprietary and that offers a potential competitive advantage, and to license appropriate technologies when necessary or desirable. We cannot be certain that we will be able to obtain adequate protection for our technology or licenses on acceptable terms. Furthermore, if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results." Others may assert that our products infringe their intellectual property rights, which may cause us to engage in costly disputes and, if we are not successful in defending ourselves, could also cause us to pay substantial damages and prohibit us from selling our products. In this regard, see "Item 3:
Legal Proceedings" for a description of pending cases and interferences before the U.S. Patent and Trademark Office regarding our da Vinci Surgical System.

  SRI International License Agreement

     After receiving funding in 1990 from the U.S. Advanced Research Projects Agency, SRI International conducted research to develop a "telesurgery" system to allow surgeons to perform surgery on the battlefield from a remote location. SRI International developed the precise electromechanics, force-feedback systems, vision systems and surgical instruments needed to build and demonstrate a prototype system that could accurately reproduce a surgeon's hand motions with remote surgical instruments. In 1995, John G. Freund, M.D., one of our founders, acquired an option to license SRI International's telesurgery technology, which resulted in SRI International granting us a license.

     Under the terms of our license agreement with SRI International, we have an exclusive, worldwide, royalty-free license to use the SRI International technology developed before September 12, 1997, including all patents and patent applications resulting from such work, in the field of manipulating tissues and medical devices in animal and human medicine, including surgery, laparoscopic surgery and microsurgery. We also have the right of first negotiation with respect to any SRI International technology developed in these areas before September 12, 1999 but after September 12, 1997.

     Our license with SRI International will terminate upon the last expiration of the patents licensed from SRI International or December 20, 2012, whichever is later. Currently, the last patent expiration date is in 2016, although this could change. SRI International may terminate the license in the event of a material, uncured breach of our obligations. In the event SRI International terminates the license, we cannot assure you that the necessary licenses could be reacquired from SRI International on satisfactory terms, if at all.

  IBM License Agreement

     IBM conducted research on the application of computers and robotics to surgery during the late 1980s and early 1990s. IBM performed some of this work in conjunction with the Johns Hopkins Medical Center. Our license agreement with IBM covers a number of technologies related to the application of computers and robotics to surgery. Under the terms of this agreement, we have an exclusive, worldwide, royalty-free license to a number of IBM patents and patent applications in the field of surgery performed on animals and humans. We also have a non-exclusive license from IBM to practice in the areas of neurology, ophthalmology, orthopedics and biopsies. Under the license, we are obligated to make two future payments tied to revenue milestones, one of which will be made in 2001. The IBM license agreement will terminate upon the last expiration of the licensed patents. Currently, the last patent expiration date is in 2016, although this could change. IBM may terminate the license in the event that we fail to make the required payments. In the event IBM terminates the license agreement, we cannot assure you that necessary licenses could be reacquired from IBM on satisfactory terms, if at all.

  MIT License Agreement

     After receiving funding from the U.S. Department of the Army, several researchers at MIT conducted research on various aspects of robotic surgical systems. As a result of that work, several patent applications were filed. Both MIT and the Army waived their rights to all but one of these applications, which the inventors ultimately assigned to us. MIT owns the other application. Under the terms of our license agreement with MIT, we have an exclusive, worldwide, royalty-free license to this patent application in the field of medical devices. The MIT license will terminate upon the last expiration of any patents issuing from the licensed patent application. MIT also has the right to terminate the MIT license in the event of a material, uncured breach of our obligations under the license. In the event MIT terminates the license, we cannot assure you that we would be able to reacquire a license from MIT on satisfactory terms, if at all.

  Heartport, Inc. License Agreement

     Since its inception in the early 1990s, Heartport, Inc. has developed an extensive patent portfolio covering systems and methods for performing many different aspects of minimally invasive heart surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement, and beating heart stabilization. In April 2000, we acquired an exclusive, worldwide license in the field of robotic surgery to much of Heartport's portfolio, including 33 issued U.S. patents so far and many still-pending U.S. and foreign applications. The license is royalty-free unless we sell instruments for robotic surgery procedures that are not operated by the robotic surgery system, in which case we pay a small royalty.

     Our license will terminate upon the last expiration of the patents licensed from Heartport. Currently, the last patent expiration date is in 2015, although this could change. Heartport may terminate the license in the event of a material, uncured breach of our obligations. In the event Heartport terminates the license, we cannot assure you that the necessary or desirable licenses could be reacquired from Heartport on satisfactory terms, if at all. Intuitive's exclusive license survives Johnson & Johnson's recently announced acquisition of Heartport.

RESEARCH AND DEVELOPMENT

     Substantially all of our research and development activity is performed internally. Our research and development team is divided into four groups: software engineering, systems analysis, electrical engineering and mechanical engineering. In addition, various members of the research and development team support the design and development of the manufacturing processes used in fabricating our products.

MANUFACTURING

     We have a 13,000 square foot manufacturing facility in Mountain View, California. We have used this facility and our manufacturing personnel to produce the systems and instruments that have been sold to date and used in clinical trials. The manufacture of our products is a complex operation involving a number of separate processes and components. In March 2000, the FDA inspected our Mountain View facility and after conducting an extensive audit, determined that our facility and manufacturing practices were in substantial compliance with the FDA's Good Manufacturing Practices (GMP) standards contained in its Quality System Regulation (QSR).

     We purchase both custom and off-the-shelf components from a large number of certified suppliers and subject them to stringent quality specifications. We periodically conduct quality audits of suppliers and have established a supplier certification program. Some of the components necessary for the assembly of our products are currently provided to us by sole source suppliers or single source suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation.

COMPETITION

     We consider our primary competition to be existing open or MIS surgical techniques. Our success depends in part on convincing hospitals, surgeons and patients to convert procedures to Intuitive surgery from open or existing MIS surgery.

     We also face competition from several companies that are developing new approaches and products for the minimally invasive surgery market, and, in particular, minimally invasive cardiac surgery. Many of these companies have an established presence in the field of MIS, including Boston Scientific Corporation, CardioThoracic Systems, Inc., a division of Guidant Corporation, C.R. Bard, Inc., Guidant Corporation, Heartport, Inc., Ethicon Endo-Surgery, Inc., a division of Johnson & Johnson, Medtronic, Inc., and United States Surgical Corporation, a division of Tyco International Ltd. If we are unable to compete successfully with these companies our revenues will suffer.

     In addition, a limited number of companies are using robots and computers in surgery, including Brock Rogers Surgical, Inc., Computer Motion, Inc., Integrated Surgical Systems, Inc., Johns Hopkins University Engineering Research Consortium, Maquet AG, MicroDexterity Systems, Inc., Armstrong Healthcare Ltd., and Ross-Hime Designs, Inc. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products.

     We believe that the primary competitive factors in the market we address are capability, safety, efficacy, ease of use, price, quality, reliability, and effective sales, support, training and service. The length of time required for products to be developed and to receive regulatory and reimbursement approval is also an important competitive factor.

GOVERNMENT REGULATION

  United States

     Our products and operations are subject to extensive and rigorous regulation by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

     Under the Federal Food, Drug, and Cosmetic Act (the "FFDCA"), medical devices are classified into one of three classes -- Class I, Class II or Class III -- depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class II medical devices.

     Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA's Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (the "General Controls"). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

     Class II devices are those which are subject to the General Controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification procedure. For most Class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is "substantially equivalent" to either:

          (1) a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

          (2) to another commercially available, similar device which was subsequently cleared through the 510(k) process.

     If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not "substantially equivalent", the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.

     A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness.

     Approval of a premarket approval application ("PMA") from the FDA is required before marketing of a Class III product can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Once the FDA determines that an application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application frequently occurs over a significantly longer period of time, sometimes up to several years. In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

     When FDA approval of a Class I, Class II or Class III device requires human clinical trials, and if the device presents a "significant risk" (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption ("IDE") application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a "non-significant" risk, IDE submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices.

     In addition, our manufacturing processes are required to comply with the FDA's Good Manufacturing Practice (GMP) requirements contained in its Quality System Regulation (QSR). The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of the Company's products. The QSR also requires maintenance of a device master record, device history record, and complaint files. The Company's domestic facility, records, and manufacturing processes are subject to periodic unscheduled inspections by the FDA.

     In July 1997, we received 510(k) clearance from the FDA for the surgeon's console and patient cart to be used with rigid endoscopes, blunt dissectors, retractors and stabilizer instruments. In November 1997, we withdrew a subsequent 510(k) submission covering additional instruments necessary for performing most surgical procedures, including scissors, scalpels, forceps/pickups, needle holders, clip appliers and electrocautery, after the FDA indicated that substantial clinical data would be required to support clearance. The FDA has classified both the EndoWrist instrument and the da Vinci Surgical System as Class II medical devices. The Company has received marketing clearance for the da Vinci Surgical System to assist in the control of Intuitive Surgical endoscopic instruments including: rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, stabilizers, electrocautery and accessories during laparoscopic surgical procedures such as cholecystectomy or Nissen fundoplication. Additionally, we received clearance for a non-cardiac thoracoscopic surgery indication for the product in March 2001. Also, in December 2000 we received FDA approval of an IDE to conduct a multi-center clinical trial for use of the da Vinci Surgical System for mitral valve repair. We have initiated this clinical trial, and anticipate filing a 510(k) for the mitral valve repair indication shortly after the trial is completed. Within the next year, we also anticipate submitting one or more IDE applications to the FDA to conduct trials for a coronary bypass indication for the da Vinci Surgical System.

     Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA's refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

  California Regulation

     The state of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection. Our facilities and manufacturing processes were inspected in February 1998. We passed the inspection and received our device manufacturing license from the Food and Drug Branch of the California Department of Health Service in March 1998. The license has remained in effect ever since.

  Foreign Regulation

     In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.

     Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness. Compliance with the Medical Device Directive, as certified by a recognized European Competent Authority, permits the manufacturer to affix the CE mark on its products. In January 1999, following an audit of our quality system and Mountain View facility, we received permission from the Danish Government, which was our European Competent Authority, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments for general surgical use, Class II-b. Additional CE approvals for use of our da Vinci Surgical System and EndoWrist instruments in cardiac surgery were received in September 1999 and February 2000, Class III.

     If we modify existing products or develop new products in the future, we will need to apply for permission to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union.

     The Ministry of Health and Welfare regulates commercialization and reimbursement of medical devices in Japan. We are currently in the process of developing a clinical trial strategy for laparoscopic and cardiovascular use of the da Vinci Surgical System and our EndoWrist instruments with our commercial partner in Japan. However, we cannot assure you that we will succeed in procuring the required approvals to market our products in Japan or elsewhere, even if we develop a strategy and ultimately apply for these approvals.

THIRD-PARTY REIMBURSEMENT

     In the United States and international markets where we intend to sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedures are considered non-experimental and non-cosmetic. In the United States, reimbursement for medical procedures under the Medicare and Medicaid programs is administered by the Health Care Financing Administration. Generally speaking, procedure codes are assigned by the American Medical Association using the copyrighted Current Procedural Terminology codes, which are in turn incorporated in the Medicare and Medicaid programs coding system. Applications for new procedure codes may be submitted to the American Medical Association.

     Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party involved, the insurance plan involved, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed. This fixed amount is paid regardless of the actual costs incurred by the hospital or physician in furnishing the care and is unrelated to the specific devices used in that procedure. Thus, any reimbursements that hospitals obtain for performing surgery with our products will generally have to cover any additional costs that hospitals incur in purchasing our products.

     Domestic institutions will typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because the da Vinci Surgical System has been cleared for commercial distribution in the United State by the FDA, Medicare reimbursement is available for use of the device in laparoscopic and thoracoscopic procedures and procedures conducted under an approved investigational device exemption application. We believe that the additional procedures we intend to target are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors' policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may have to apply to the American Medical Association for a unique Current Procedural Terminology code covering computer-enhanced surgery. If an application for a unique code is required, reimbursement for any use of our products may be unavailable until an appropriate code is granted. The application process, from filing until adoption of a new code, can take two or more years.

     In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. To effectively conduct our business, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

     Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.

EMPLOYEES

     As of December 31, 2000, we had 183 employees, 40 of whom were engaged directly in research and development, 68 in manufacturing and service and 75 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

ITEM 2: PROPERTIES

     We lease approximately 50,000 square feet in Mountain View, California. The facility is leased through February 2002, and we have an option to extend the lease for an additional three-year term. We believe that this facility will be adequate to meet our needs through 2001.

ITEM 3: LEGAL PROCEEDINGS

     On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. Each of these nine patents concerns methods and devices for conducting various aspects of robotic surgery. Until February 2001, the litigation was proceeding in the early stages of discovery, with no trial date set. In February 2001, in response to our request, the District Court stayed -- put on hold -- all proceedings in the litigation because of the declaration by the U.S. Patent and Trademark Office ("PTO") of three interferences between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents (see next paragraph). A status report is due to the Court in one year, or earlier if the interferences are resolved before then. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

     Beginning in May 1999 and as recently as January 2001, we requested that the PTO declare interferences between some of our exclusively licensed SRI patent applications and six of Computer Motion's U.S. patents. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. On December 7 and 8, 2000, the PTO formally declared three interference proceedings between a single SRI patent application licensed to us and three of Computer Motion's patents: Nos. 5,878,193, 5,907,664 and 5,855,583. Several of our requests for other interferences are still pending. Because the SRI patent application licensed to Intuitive was filed in January 1992 and Computer Motion's three patents were filed no earlier than August 1992 and as late as February 1996, SRI/Intuitive will be the "Senior Party" in each interference. As "Junior Party," Computer Motion will bear the burden of proving that it is entitled to keep its patents. Each party filed its preliminary motions in the three interferences on March 7, 2001. A hearing on those motions is expected sometime in late summer or early autumn of 2001, with decisions expected before year-end.

     In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An Opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, Intuitive cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution.

     On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against Intuitive. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has been traded on The Nasdaq Stock Market under the symbol "ISRG" since June 13, 2000. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated and are as reported by Nasdaq.

                        QUARTER                             HIGH        LOW
                        -------                           --------    -------
Second Quarter 2000.....................................  $11.1250    $7.8750
Third Quarter 2000......................................   19.0625     9.4375
Fourth Quarter 2000.....................................   15.0625     5.3750

     As of December 31, 2000, there were approximately 267 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

     We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for at least the next four years.

USE OF PROCEEDS

     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-33016) that was declared effective by the SEC on June 13, 2000, and pursuant to which we sold 5,750,000 shares of common stock that had been registered.

     Our initial public offering was completed after the shares of common stock that were registered were sold. The managing underwriters in the offering were Lehman Brothers Inc., Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens Inc. and UBS Warburg LLC. The aggregate offering price of the 5,750,000 shares registered and sold was $51.8 million. Of this amount, $3.6 million was paid in underwriting discounts and commissions, and an additional $1.4 million of expense was incurred through December 31, 2000. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock, or to our affiliates. As of December 31, 2000, we had applied the estimated aggregated net proceeds of $46.8 million from our initial public offering as follows:

     Short-term investments $46.8 million

     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to such consolidated statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements.

     The consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999, are derived from our consolidated financial statements which have been audited by Ernst & Young LLP and included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 1997 and for the period from inception (November 9, 1995) through December 31, 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements that are not included in this Form 10-K. Historical results are not indicative of the results to be expected in the future.

                                                                                        PERIOD FROM
                                                                                         INCEPTION
                                                                                        (NOVEMBER 9,
                                                     YEAR ENDED DECEMBER 31,              1995) TO
                                            -----------------------------------------   DECEMBER 31,
                                              2000       1999       1998       1997         1996
                                            --------   --------   --------   --------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Sales.....................................  $ 26,624   $ 10,192   $     --   $     --     $    --
Cost of sales.............................    18,031      9,273         --         --          --
                                            --------   --------   --------   --------     -------
Gross profit..............................     8,593        919         --         --          --
Operating costs and expenses:
  Research and development................    11,734     11,130     23,208     14,282       2,934
  Selling, general and administrative.....    19,136      9,338      7,565      4,434         951
  Technology license......................        --         --         --      6,000          --
                                            --------   --------   --------   --------     -------
          Total operating expenses........    30,870     20,468     30,773     24,716       3,885
                                            --------   --------   --------   --------     -------
Loss from operations......................   (22,277)   (19,549)   (30,773)   (24,716)     (3,885)
Interest income (expense), net............     3,754      1,134      1,330      1,114         198
                                            --------   --------   --------   --------     -------
Net loss..................................  $(18,523)  $(18,415)  $(29,443)  $(23,602)    $(3,687)
                                            ========   ========   ========   ========     =======
Basic and diluted net loss per share......  $  (0.78)  $  (3.81)  $  (8.14)  $ (11.24)    $ (2.86)
                                            ========   ========   ========   ========     =======
Shares used in computing basic and diluted
  net loss per share......................    23,796      4,837      3,619      2,100       1,287
                                            ========   ========   ========   ========     =======

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $ 89,441   $ 26,260   $ 23,220   $ 32,674   $ 1,494
Working capital..............................    83,836     22,023     19,817     25,424     1,045
Total assets.................................   112,421     34,455     28,167     35,674     2,289
Notes payable, less current portion..........     1,861      2,521      2,438        897        --
Deferred compensation........................    (2,483)      (943)    (1,128)    (1,831)       --
Accumulated deficit..........................   (93,670)   (75,147)   (56,732)   (27,289)   (3,687)
Total stockholders' equity...................    90,730     22,211     20,596     27,331     1,770

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes.

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

     In 1999, we obtained permission from the European Union to affix the CE Mark to the da Vinci Surgical System and EndoWrist instruments for general surgical and cardiac surgical use. Based on this approval, we recognized revenue for the first time in the second quarter of 1999 for the sale of our products. In July 2000, we received clearance from the U.S. Food and Drug Administration, the FDA, to begin commercialization of our da Vinci Surgical System in the United States for use in laparoscopic surgical procedures. In March 2001, we received clearance from the FDA for use of our da Vinci Surgical System in thoracoscopic surgical procedures. In June and July 2000, we raised net proceeds of approximately $46.8 million through the initial public offering of our common stock.

     To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. A small percentage of revenue also comes from ongoing service of installed da Vinci Surgical Systems. Although we expect the majority of our revenues to continue to come from the sale of da Vinci Surgical Systems over the next few years, the percentage of revenue from our EndoWrist instruments and service should continue to increase. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate recurring revenue through sales of the EndoWrist instruments and accessories and ongoing service.

RESULTS OF OPERATIONS

     Sales. Sales for the fiscal year ended December 31, 2000 were $26.6 million, up 161% from $10.2 million for the fiscal year ended December 31, 1999. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to 28 in 2000 from 12 in 1999. There were no sales recognized in 1998.

     Gross Profit. Gross profit for the fiscal year ended December 31, 2000 was $8.6 million, or 32% of sales, compared to $0.9 million, or 9% of sales in the previous fiscal year. The improvement in gross profit compared to the prior year resulted from sales growth and increased manufacturing efficiencies. Fiscal year 2000 gross profit was negatively impacted by a $1 million non-routine royalty charge that became due to IBM when Intuitive Surgical exceeded $25 million in annual revenue. Excluding the impact of this charge, fiscal year 2000 gross profit would have been $9.6 million, or 36% of sales. Another $1 million royalty payment will become due to IBM when Intuitive Surgical exceeds $50 million in annual revenue. Except as noted above, no additional royalty obligations will accrue under our agreement with IBM.

     Research and Development Expenses. Research and development expenses in 2000 were $11.7 million, up 5% from $11.1 million in 1999. The increase was due to headcount increases, offset by a decrease caused by classifying manufacturing costs as cost of sales instead of research and development beginning in the second quarter of 1999, as sales were recorded for the first time, and lower fiscal year 2000 prototype materials costs. Fiscal year 1999 research and development expenses decreased $12.1 million, to $11.1 million from $23.2 million in 1998. This decrease was primarily due to higher 1998 expenses for prototype costs of $5.4 million, manufacturing costs prior to revenue recognition of $3.6 million, costs for clinical trials of $2.3 million, and deferred compensation of $0.6 million.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended December 31, 2000 were $19.1 million, up 105% from $9.3 million from fiscal year 1999. The year-over-year increase was due in large part to increases in headcount in the sales and marketing areas to support increased revenue. Selling, general and administrative expenses for the fiscal year ended December 31, 1999 were $1.7 million higher than fiscal 1998 expenses of $7.6 million. This increase was primarily due to headcount increases resulting from intensified sales and marketing efforts as revenue was recognized for the first time in 1999.

     Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

     Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expenses and selling, general and administrative expenses. For the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization of deferred stock compensation of $2.5 million, $865,000 and $1.6 million, respectively. Deferred compensation recorded through December 31, 2000 was $8.9 million with accumulated amortization of $6.4 million. The remaining $2.5 million will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded-vesting method. Future amortization of deferred compensation at December 31, 2000 is as follows: 2001 -- $1.6 million;
2002 -- $662,000; and 2003 -- $227,000. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income. Interest income increased 179% to $4.3 million for the fiscal year ended December 31, 2000 from $1.5 million in both fiscal 1999 and 1998. The increase resulted from higher cash and short-term investment balances, driven by the exercise of warrants to purchase preferred stock in March 2000, yielding approximately $34.8 million in net proceeds, and our initial public offering in June and July 2000, which raised net proceeds of approximately $46.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, operations were financed primarily through sales of our preferred stock, yielding net proceeds of approximately $127.3 million, and equipment financing arrangements yielding approximately $7.5 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, by which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement. In June and July 2000, we completed the initial public offering of 5,750,000 shares of our common stock and realized net proceeds of approximately $46.8 million.

     As of December 31, 2000, we had cash, cash equivalents and short-term investments of $89.4 million, up approximately $63.1 million compared to the 1999 year end balance of $26.3 million. Working capital at December 31, 2000 was $83.8 million, compared to $22.0 million at December 31, 1999. The fiscal year 2000 increase in cash and investments and working capital was primarily attributable to the exercise of warrants to purchase preferred stock in March 2000, yielding approximately $34.8 million in net proceeds, and our initial public offering in June and July 2000, raising net proceeds of approximately $46.8 million, partially offset by cash used in operations.

     Net cash used in operating activities was $12.8 million for the fiscal year ended December 31, 2000, compared to $15.9 million for the fiscal year ended December 31, 1999 and $31.1 for the fiscal year ended December 31, 1998. The decrease in cash used in operations between 2000 and 1999 is primarily due to a lower net loss for 2000, after adjusting for non-cash charges for depreciation and deferred compensation. The decrease in cash used between 1999 and 1998 resulted primarily from higher research and development expenses in 1998 compared to 1999.

     Net cash used in investing activities was $50.8 million for the fiscal year ended December 31, 2000, compared to $10.3 million for the fiscal year ended December 31, 1999. The increase in cash used in investing activities between 2000 and 1999 is related to the purchase of short-term investments with the net proceeds from our initial public offering in June and July 2000 and from the exercise of warrants to purchase preferred stock in March 2000. Cash provided by investing activities of $1.0 million during 1998 was due primarily to $2.6 million net sales of short-term investments, offset by capital expenditures of $1.7 million.

     Net cash provided by financing activities was $82.2 million for the fiscal year ended December 31, 2000, compared to $20.2 million for 1999 and $23.3 for 1998. The primary reason for the increased cash provided by investing activities in fiscal 2000 compared to 1999 and 1998 relates to our initial public offering in June and July 2000, yielding net proceeds of $46.8 million. Proceeds from the issuance of preferred stock were $34.8 million, $19.3 million, and $20.9 million in 2000, 1999, and 1998, respectively.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. We believe that our current cash and short-term investment balances, together with revenue to be derived from the sale of our products, will be sufficient to fund our operations at least through 2002. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or our results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company is required to adopt SFAS 133 effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not currently believe that the adoption of SFAS 133, as amended, will have a significant impact on its financial position or results of operations.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss for the year ended December 31, 1999 was $18.4 million and was $18.5 million for the fiscal year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $93.7 million.

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

     A relatively small number of customers account for a significant portion of our total revenues. In 1999 and 2000, the majority of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. For the year ended December 31, 1999, two customers, AB Medica SRL, located in Italy, and Marubeni America Corporation, located in New York, each accounted for 16% of our total sales. AB Medica SRL and Marubeni America Corporation are our Italian and Japanese distributors, respectively. For the year ended December 31, 2000, none of our customers accounted for 10% or greater of total sales.

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

     Our products and operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA, pursuant to

Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("FFDCA"). Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed device. If we modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or PMA for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a premarket approval application ("PMA").

     The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data, require us to conduct further testing, or compile more data, including clinical data, in support of a 510(k) submission. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective, rather than substantially equivalent to another legally marketed device. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, or the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

     In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board ("IRB") approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption ("IDE") application. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. For additional information concerning regulatory approvals of our products, see "Item 1: Business -- Government Regulation."

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

     Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. For further information on third-party reimbursement policies, see "Item 1: Business -- Third-Party Reimbursement."

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH COMPUTER MOTION AND BROOKHILL-WILK 1, LLC THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS.

     On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. These patents concern methods and devices for conducting various aspects of robotic surgery. On December 7 and 8, 2000, the U.S. Patent and Trademark Office ("PTO") declared three interferences between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents, Numbers 5,878,193, 5,907,664 and 5,855,583. In light of those declarations of interference, the District Court on February 5, 2001 stayed -- put on hold -- all proceedings in the litigation for one year while the PTO conducts the interference proceedings.

     If the litigation proceeds after the PTO has resolved the interferences, and if we lose Computer Motion's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we will need to obtain from Computer Motion a license to this technology if we are to continue to market our products that have been found to infringe Computer Motion's patents. This license could be expensive, or could require us to license to Computer Motion some of our technology which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. We believe that we have meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Computer Motion is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Computer Motion's patents unless we can redesign them so they do not infringe Computer Motion's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Computer Motion damages, including treble damages, which could be substantial and harm our financial position.

     On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against Intuitive. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

     These litigations will be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in this lawsuit, this litigation could consume substantial amounts of our financial and managerial resources. At any time Computer Motion or Wilk may file additional claims against Intuitive Surgical, or we may file claims against Computer Motion or Wilk, which could increase the risk, expense and duration of the litigations. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information on our litigation with Computer Motion, see "Item 1:
Business -- Legal Proceedings."

PUBLIC ANNOUNCEMENTS OF LITIGATION EVENTS MAY HURT OUR STOCK PRICE.

     During the course of our administrative proceedings and/or lawsuits with Computer Motion and Brookhill-Wilk 1, LLC, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

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

     The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us as Computer Motion and Brookhill-Wilk 1, LLC have done, our technical and management personnel will experience a significant diversion of time and effort and we will incur large expenses defending ourselves. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages, including treble damages, and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our patents from infringement or claims of invalidity or unenforceability, or to defend against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could cause our stock price to decline.

THE RIGHTS AND MEASURES WE RELY ON TO PROTECT THE INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY WHICH COULD HARM OUR ABILITY TO COMPETE IN THE MARKET.

     In addition to patents, we typically rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in developing our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or may design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see "Item 1: Business -- Intellectual Property."

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

     We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with SRI International, IBM, MIT and Heartport. Any of these agreements may be terminated for breach, including the failure to make required payments under the IBM license and the failure to commercialize our products under the SRI International license. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products. See "Item 1:
Business -- Intellectual Property."

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

     Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the FDA's Quality System Regulations (QSR). We are also required to comply with the ISO 9000 series standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO 9000 series standards, we may be required to cease all or part of our operations until we comply with these regulations. We are currently in compliance with ISO 9000 series standards. In March 2000, the FDA inspected our Mountain View facility and the Good Manufacturing Practice issues raised during the inspection have been satisfactorily resolved with the FDA. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or the ISO 9000 series standards in future audits by regulatory authorities.

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

     Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 32% of our sales for the year ended December 31, 2000 and 91% for the year ended December 31, 1999. We will be subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

     We expect that our existing capital resources and the revenue to be derived from the sale of our products will be sufficient to meet our working capital and capital expenditure needs at least through 2002. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments as of December 2000 was less than one year. Due to the short term nature of these investments, we believe that we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Annual Financial Statements: See Part Four, Item 14(a)(1) of this Form
10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

     The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for registrants' annual meeting of Stockholders to be held on May 24, 2001. The Proxy Statement is anticipated to be filed within 120 days after the registrant's fiscal year end of December 31, 2000.

ITEM 11: EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section titled "Executive Compensation" of the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section titled "Security Ownership Of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Information regarding certain relationships and related party transactions is incorporated herein by reference from the section titled "Certain Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K

          (1) Financial Statements -- See Index to Consolidated Financial Statements on page F-1 of this Report on Form 10-K.

          (2) The following financial statement schedule of Intuitive Surgical, Inc. is filed as part of this Report and should be read in conjunction with the financial statements of Intuitive Surgical:

             - Schedule II: Valuation and Qualifying Accounts.

          All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

          (3) Exhibits

          The exhibits filed as part of this report are listed under "Exhibits" at subsection (C) of this Item 14.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended December 31, 2000.

     (c) Exhibits

     NUMBER                            DESCRIPTION
    --------                           -----------
     3.2(1)    Amended and Restated Certificate of Incorporation of
               Registrant.(1)
     3.3(1)    Bylaws of Registrant.
     4.2(1)    Specimen Stock Certificate.
     4.3(1)    Warrant to Purchase Shares of Common Stock, dated April 26,
               2000.
    10.1(1)    Form of Indemnity Agreement.
    10.2(1)    2000 Equity Incentive Plan.
    10.3(1)    2000 Non-Employee Directors' Stock Option Plan.
    10.4(1)    2000 Employee Stock Purchase Plan.
    10.5(1)    Amended and Restated Investor Rights Agreement dated March
               31, 1999.
    10.6(1)    Equipment Financing Agreement (No. 10809), dated April 2,
               1997, between the Registrant and Lease Management Services,
               Inc., and related addendums.
    10.7(1)    Security Agreement, dated May 20, 1999, between the
               Registrant and Heller Financial Leasing, Inc., and related amendments.
    10.8(1)    License Agreement, dated December 20, 1995, between the
               Registrant and SRI International.
    10.9(1)    License Agreement, dated December 29, 1997, between the
               Registrant and International Business Machines Corporation.
    10.10(1)   License Agreement, dated April 1, 1999, between the
               Registrant and Massachusetts Institute of Technology.
    10.11(1)   Lease, dated September 9, 1996, between the Registrant and
               Zappettini Investment Co.
    10.12(1)   Lease, dated February 5, 1997, between the Registrant and
               Zappettini Investment Co.
    10.13(1)   Employment Agreement, dated February 28, 1997, between the
               Registrant and Lonnie M. Smith.
    23.1(2)    Consent of Ernst & Young LLP, Independent Auditors.
    24.1(2)    Power of Attorney (set forth on signature page).

---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-33016)

(2) Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTUITIVE SURGICAL, INC.
                                          (Registrant)

                                          By:      /s/ LONNIE M. SMITH
                                            ------------------------------------
                                                      Lonnie M. Smith
                                               President and Chief Executive
                                                           Officer
                                                       March 30, 2001

                                          Date:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ LONNIE M. SMITH                     President, Chief Executive     March 30, 2001
-----------------------------------------------------       Officer and Director
                   Lonnie M. Smith                      (Principal Executive Officer)

                 /s/ SUSAN K. BARNES                       Chief Financial Officer      March 30, 2001
-----------------------------------------------------     (Principal Financial and
                   Susan K. Barnes                           Accounting Officer)

                /s/ SCOTT S. HALSTED                              Director              March 30, 2001
-----------------------------------------------------
                  Scott S. Halsted

         /s/ RUSSELL C. HIRSCH, M.D., PH.D.                       Director              March 30, 2001
-----------------------------------------------------
           Russell C. Hirsch, M.D., Ph.D.

                /s/ RICHARD J. KRAMER                             Director              March 30, 2001
-----------------------------------------------------
                  Richard J. Kramer

                /s/ JAMES A. LAWRENCE                             Director              March 30, 2001
-----------------------------------------------------
                  James A. Lawrence

               /s/ ALAN J. LEVY, PH.D.                            Director              March 30, 2001
-----------------------------------------------------
                 Alan J. Levy, Ph.D.

             /s/ FREDERIC H. MOLL, M.D.                        Vice President,          March 30, 2001
-----------------------------------------------------   Medical Director and Director
               Frederic H. Moll, M.D.

                            INTUITIVE SURGICAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Consolidated Balance Sheets at December 31, 2000 and 1999...   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II -- Valuation and Qualifying Accounts............     1

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Intuitive Surgical, Inc.

     We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 26, 2001

                            INTUITIVE SURGICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 22,657    $  4,106
  Short-term investments....................................    66,784      22,154
  Accounts receivable, net of allowance for doubtful
     accounts of $192 and $55 at December 31, 2000 and 1999,
     respectively...........................................     6,444       2,044
  Inventory, net............................................     6,076       2,861
  Prepaid and other assets..................................     1,705         581
                                                              --------    --------
          Total current assets..............................   103,666      31,746
Property and equipment, net.................................     4,669       2,709
Intangible and other assets.................................     4,086          --
                                                              --------    --------
          Total assets......................................  $112,421    $ 34,455
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,128    $  2,722
  Accrued compensation and employee benefits................     2,609       1,325
  Warranty accrual..........................................     1,494         812
  Accrued royalty expense...................................     1,000          --
  Other accrued liabilities.................................     2,028       1,116
  Deferred revenue..........................................     3,552       2,130
  Current portion of notes payable..........................     2,019       1,618
                                                              --------    --------
          Total current liabilities.........................    19,830       9,723
Long-term notes payable.....................................     1,861       2,521
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, $0.001 par
     value, issuable in series; no shares and 19,134,375
     shares issued and outstanding as of December 31, 2000
     and December 31, 1999, respectively....................        --          19
  Common stock, 200,000,000 shares authorized, $0.001 par
     value, 35,675,822 and 6,681,848 shares issued and
     outstanding as of December 31, 2000 and December 31,
     1999, respectively.....................................        36           7
  Additional paid-in capital................................   186,713      98,508
  Deferred compensation.....................................    (2,483)       (943)
  Accumulated deficit.......................................   (93,670)    (75,147)
  Accumulated other comprehensive income (loss).............       134        (233)
                                                              --------    --------
          Total stockholders' equity........................    90,730      22,211
                                                              --------    --------
          Total liabilities and stockholders' equity........  $112,421    $ 34,455
                                                              ========    ========

                            See accompanying notes.

                            INTUITIVE SURGICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Sales......................................................  $ 26,624    $ 10,192    $     --
Cost of sales..............................................    18,031       9,273          --
                                                             --------    --------    --------
     Gross profit..........................................     8,593         919          --
Operating costs and expenses
  Research and development.................................    11,734      11,130      23,208
  Selling, general and administrative......................    19,136       9,338       7,565
                                                             --------    --------    --------
          Total operating costs and expenses...............    30,870      20,468      30,773
                                                             --------    --------    --------
Loss from operations.......................................   (22,277)    (19,549)    (30,773)
Interest income............................................     4,266       1,531       1,545
Interest expense...........................................      (404)       (406)       (215)
Other income/(expense).....................................      (108)          9          --
                                                             --------    --------    --------
Net loss...................................................  $(18,523)   $(18,415)   $(29,443)
                                                             ========    ========    ========
Basic and diluted net loss per common share................  $  (0.78)   $  (3.81)   $  (8.14)
                                                             ========    ========    ========
Shares used in computing basic and diluted net loss per
  common share.............................................    23,796       4,837       3,619
                                                             ========    ========    ========

                            See accompanying notes.

                            INTUITIVE SURGICAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                            --------------------   -------------------    PAID-IN       DEFERRED     ACCUMULATED
                                              SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT
                                            -----------   ------   ----------   ------   ----------   ------------   -----------
Balances at December 31, 1997.............   14,037,500    $ 14     6,594,520    $ 7      $ 56,430      $(1,831)      $(27,289)
Issuance of Series E convertible preferred
 stock, net of issuance costs of $13......    2,618,500       3            --     --        20,932           --             --
Issuance of common stock..................           --      --       255,060     --           189           --             --
Repurchase of common stock................           --      --       (76,086)    --           (30)          --             --
Deferred compensation.....................           --      --            --     --           865         (865)            --
Amortization of deferred compensation.....           --      --            --     --            --        1,568             --
Comprehensive loss:
 Other comprehensive income
   (loss) -- change in unrealized gain
   (loss) on available-for-sale
   securities.............................           --      --            --     --            --           --             --
 Net loss.................................           --      --            --     --            --           --        (29,443)
Comprehensive loss........................           --      --            --     --            --           --             --
                                            -----------    ----    ----------    ---      --------      -------       --------
Balances at December 31, 1998.............   16,656,000      17     6,773,494      7        78,386       (1,128)       (56,732)
Issuance of Series E convertible preferred
 stock, net of issuance costs of $544.....    2,478,375       2            --     --        19,281           --             --
Issuance of common stock..................           --      --        79,365     --           265           --             --
Repurchase of common stock................           --      --      (171,011)    --           (43)          --             --
Deferred compensation.....................           --      --            --     --           619         (619)            --
Amortization of deferred compensation.....           --      --            --     --            --          804             --
Comprehensive loss:
 Other comprehensive income (loss) -change
   in unrealized gain (loss) on
   available-for-sale securities..........           --      --            --     --            --           --             --
 Net loss.................................           --      --            --     --            --           --        (18,415)
Comprehensive loss........................           --      --            --     --            --           --             --
                                            -----------    ----    ----------    ---      --------      -------       --------
Balances at December 31, 1999.............   19,134,375      19     6,681,848      7        98,508         (943)       (75,147)
Issuance of Series F convertible preferred
 stock, net of issuance costs of $603.....    3,678,798       4            --     --        34,752           --             --
Conversion of preferred stock to common
 stock upon closing of IPO................  (22,813,173)    (23)   22,813,173     23            --           --             --
Issuance of common stock upon closing of
 IPO, net of issuance costs of $4,972.....           --      --     5,750,000      6        46,778           --             --
Issuance of common stock upon exercise of
 options and warrants.....................           --      --       467,770     --           912           --             --
Repurchase of common stock................           --      --       (36,969)    --           (20)          --             --
Fair market value of warrants granted.....           --      --            --     --         1,720           --             --
Deferred compensation.....................           --      --            --     --         4,063       (4,063)            --
Amortization of deferred compensation.....           --      --            --     --            --        2,523             --
Comprehensive loss:
 Other comprehensive income
   (loss) -- change in unrealized gain
   (loss) on available-for-sale
   securities.............................           --      --            --     --            --           --             --
     Unrealized gain (loss) on foreign
       exchange contracts.................           --      --            --     --            --           --             --
 Net loss.................................           --      --            --     --            --           --        (18,523)
Comprehensive loss........................           --      --            --     --            --           --             --
                                            -----------    ----    ----------    ---      --------      -------       --------
Balances at December 31, 2000.............           --    $ --    35,675,822    $36      $186,713      $(2,483)      $(93,670)

                                                OTHER
                                            COMPREHENSIVE       TOTAL
                                               INCOME       STOCKHOLDERS'
                                               (LOSS)          EQUITY
                                            -------------   -------------
Balances at December 31, 1997.............      $  --         $ 27,331
Issuance of Series E convertible preferred
 stock, net of issuance costs of $13......         --           20,935
Issuance of common stock..................         --              189
Repurchase of common stock................         --              (30)
Deferred compensation.....................         --               --
Amortization of deferred compensation.....         --            1,568
Comprehensive loss:
 Other comprehensive income
   (loss) -- change in unrealized gain
   (loss) on available-for-sale
   securities.............................         46               46
 Net loss.................................         --          (29,443)
                                                              --------
Comprehensive loss........................         --          (29,397)
                                                -----         --------
Balances at December 31, 1998.............         46           20,596
Issuance of Series E convertible preferred
 stock, net of issuance costs of $544.....         --           19,283
Issuance of common stock..................         --              265
Repurchase of common stock................         --              (43)
Deferred compensation.....................         --               --
Amortization of deferred compensation.....         --              804
Comprehensive loss:
 Other comprehensive income (loss) -change
   in unrealized gain (loss) on
   available-for-sale securities..........       (279)            (279)
 Net loss.................................         --          (18,415)
                                                              --------
Comprehensive loss........................         --          (18,694)
                                                -----         --------
Balances at December 31, 1999.............       (233)          22,211
Issuance of Series F convertible preferred
 stock, net of issuance costs of $603.....         --           34,756
Conversion of preferred stock to common
 stock upon closing of IPO................         --               --
Issuance of common stock upon closing of
 IPO, net of issuance costs of $4,972.....         --           46,784
Issuance of common stock upon exercise of
 options and warrants.....................         --              912
Repurchase of common stock................         --              (20)
Fair market value of warrants granted.....         --            1,720
Deferred compensation.....................         --               --
Amortization of deferred compensation.....         --            2,523
Comprehensive loss:
 Other comprehensive income
   (loss) -- change in unrealized gain
   (loss) on available-for-sale
   securities.............................        300              300
     Unrealized gain (loss) on foreign
       exchange contracts.................         67               67
 Net loss.................................         --          (18,523)
                                                              --------
Comprehensive loss........................         --          (18,156)
                                                -----         --------
Balances at December 31, 2000.............      $ 134         $ 90,730

                            See accompanying notes.

                            INTUITIVE SURGICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
OPERATING ACTIVITIES:
Net loss...................................................  $(18,523)   $(18,415)   $(29,443)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.............................................     1,595       1,439       1,268
  Amortization of deferred compensation....................     2,573         804       1,568
  Amortization of intangible and other assets..............       584          --          --
  Issuance of common stock for technology..................        --         150          --
Changes in operating assets and liabilities:
  Accounts receivable......................................    (4,400)     (2,044)         --
  Prepaid and other assets.................................    (1,124)       (110)       (275)
  Inventory................................................    (3,215)     (1,602)     (1,259)
  Accounts payable.........................................     4,406         466         445
  Accrued compensation and employee benefits...............     1,284         763         327
  Warranty accrual.........................................       682         812          --
  Other accrued liabilities................................       912         445      (4,471)
  Accrued royalty expense..................................     1,000          --          --
  Deferred revenue.........................................     1,422       1,365         765
                                                             --------    --------    --------
Net cash used in operating activities......................   (12,804)    (15,927)    (31,075)
INVESTING ACTIVITIES:
Acquisition of property and equipment......................    (3,555)       (931)     (1,681)
Acquisition of patents.....................................    (3,000)         --          --
Purchase of short-term investments.........................   (70,096)    (38,292)    (47,811)
Proceeds from sales of short-term investments..............     6,900         910       2,000
Proceeds from maturities of short-term investments.........    18,933      28,000      48,446
                                                             --------    --------    --------
Net cash provided by (used in) investing activities........   (50,818)    (10,313)        954
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net.............    34,756      19,283      20,935
Proceeds from issuance of common stock, net................    47,696         115         189
Repurchase of common stock.................................       (20)        (43)        (30)
Proceeds from notes payable................................     1,500       2,000       2,644
Repayment of notes payable.................................    (1,759)     (1,178)       (482)
                                                             --------    --------    --------
Net cash provided by financing activities..................    82,173      20,177      23,256
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    18,551      (6,063)     (6,865)
Cash and cash equivalents, beginning of year...............     4,106      10,169      17,034
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $ 22,657    $  4,106    $ 10,169
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid............................................  $    404    $    397    $    190
                                                             ========    ========    ========
  Issuance of warrants for license and services............  $  1,720    $     --    $     --
                                                             ========    ========    ========

                            See accompanying notes.

                            INTUITIVE SURGICAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Intuitive Surgical, Inc., formerly Intuitive Surgical Devices, Inc. (the "Company") was incorporated in Delaware on November 9, 1995 and is engaged in the development, manufacture and marketing of products designed to provide the flexibility of open surgery while operating through ports. In 1999, the Company began to manufacture, market and sell its products in Europe and the United States. The Company expects to expend substantial additional funds and continue to incur significant operating losses for at least the next two years as it continues to fund clinical trials in support of regulatory approvals and expands research and development activities, manufacturing capabilities and sales and marketing activities.

  Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at December 31, 2000 and 1999.

  Short-Term Investments

     All short-term investments are classified as available-for-sale and therefore carried at fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, all investments are classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

  Foreign Currency Translation

     The functional currency of each foreign subsidiary is its local currency. Foreign assets and liabilities are translated into U.S. dollars at year-end exchange rates when appropriate, while components of the income statement are translated using average exchange rates in effect throughout the year. Gains and losses arising from foreign currency transactions are included in the consolidated statement of operations. Translation adjustments of balance sheet items are included as a component of stockholders' equity.

  Concentrations of Risk

     Financial instruments which subject the Company to potential risk consists of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. We believe the financial risks associated with these financial instruments are minimal. For the year ended December 31, 2000, none of our customers accounted for 10% or greater of total sales. For the year ended December 31, 1999, two customers, A and B, each accounted for 16% of total sales. The Company extends reasonably short collection terms but does not

                            INTUITIVE SURGICAL, INC.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

     The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the years ended December 31, 2000 and 1999. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

  Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses on long-lived assets used in operations would be recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

  Intangible and Other Assets

     Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At December 31, 2000 gross intangible assets totaled $4.7 million and related accumulated amortization was $584,000. At December 31, 1999 we held no intangible assets.

  Impairment of Long-Lived Assets

     In accordance with the Statement of Financial Accounting No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we evaluate long-lived assets, including intangible and other assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no long-lived assets that were considered to be impaired during the periods presented.

  Warranty Accrual

     The Company's standard policy is to warrant all shipped systems against defects in design, materials and workmanship by replacing failed parts during the first year of ownership. The warranty accrual is reduced by the cost of the replacement parts and labor over the warranty period. Estimated expenses for warranty obligations are accrued at the time revenue is recognized and are included in cost of sales.

  Other Financial Instruments

     The Company uses forward foreign exchange contracts that are designated to reduce a portion of its exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. The

                            INTUITIVE SURGICAL, INC.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

forward contracts, which have only nominal intrinsic value at the time of purchase, are denominated in the same foreign currency in which the sales are denominated. Forward contracts are accounted for on a mark-to-market basis with unrealized gains or losses being recorded as a separate component of equity. Realized gains or losses are recognized into income upon settlement of the forward contracts. Discounts or premiums are recognized into income over the life of the contract. Amounts receivable and payable on certain forward foreign exchange contracts are recorded as other current assets or accrued liabilities, respectively.

     The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.

  Research and Development

     Research and development costs, which include clinical and regulatory costs, are expensed to operations as incurred in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs."

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

  Stock-Based Compensation

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option grants to employees and directors with an exercise price equal to or in excess of the fair value of the shares at the date of grant. The Company accounts for stock awards granted to non-employees in accordance with SFAS 123 and related interpretations. (See Note 9, Stockholders' Equity.)

  Revenue Recognition

     Revenue from system sales is recognized upon installation for direct sales and upon shipment for sales to our distributors. If substantial contractual obligations exist after system installation, revenue is recognized after such obligations are fulfilled. Our distributors do not have price protection rights. Revenue from instruments and accessories is recognized upon shipment. Service revenue is billed in advance and recognized over the service period. Amounts are billed in accordance with the terms of the underlying sales agreement.

     We apply the provisions of SAB 101 when recognizing revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or services have been rendered, c) the seller's price to the buyer is fixed or determinable, and d) collectibility is reasonably assured. Accordingly, amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

  Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were $1.1 million, $448,000 and $155,000, respectively.

                            INTUITIVE SURGICAL, INC.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Segment Disclosures

     The Company operates in one segment, the development and marketing of products designed to provide the flexibility of open surgery while operating through ports. For the year ended December 31, 2000, sales to Europe and the U.S. accounted for 32% and 68% of total sales, respectively. For the year ended December 31, 1999, sales to Europe and the U.S. accounted for 75% and 25% of total sales, respectively. Sales in the U.S. included sales to the Company's Japanese distributor's U.S. subsidiary, which represented 4% and 16% of total sales for the years ended December 31, 2000 and 1999, respectively.

  Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or our results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company is required to adopt SFAS 133 effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not currently believe that the adoption of SFAS 133, as amended, will have a significant impact on its financial position or results of operations.

                            INTUITIVE SURGICAL, INC.

 2. NET LOSS PER SHARE

     The following table presents the computation of basic and diluted net loss per share (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
Numerator used for basic and diluted net
  loss per common share.....................  $   (18,523)   $   (18,415)   $   (29,443)
Denominator used for basic and diluted net
  loss per common share:
  Weighted-average shares outstanding.......   24,686,201      6,729,580      6,800,736
  Less weighted-average shares subject to
     repurchase.............................     (890,365)    (1,892,115)    (3,181,869)
                                              -----------    -----------    -----------
  Weighted-average shares used in computing
     basic and diluted net loss per common
     share..................................   23,795,836      4,837,465      3,618,867
                                              ===========    ===========    ===========
Basic and diluted net loss per common
  share.....................................  $     (0.78)   $     (3.81)   $     (8.14)
                                              ===========    ===========    ===========
Potentially dilutive securities excluded
  from diluted net loss per share
  computation because they are
  anti-dilutive.............................    2,381,449     26,940,981     20,263,030

 3. AVAILABLE-FOR-SALE SECURITIES

     The following table summarizes available-for-sale securities included in cash and cash equivalents and short-term investments as of the respective dates (in thousands):

                                              DECEMBER 31, 2000                          DECEMBER 31, 1999
                                   ---------------------------------------    ---------------------------------------
                                                  UNREALIZED                                 UNREALIZED
                                   AMORTIZED    ---------------     FAIR      AMORTIZED    ---------------     FAIR
                                     COST       GAINS    LOSSES     VALUE       COST       GAINS    LOSSES     VALUE
                                   ---------    -----    ------    -------    ---------    -----    ------    -------
Time deposits....................   $    --     $ --      $ --     $    --     $    67     $ --     $  --     $    67
U.S. corporate debt..............    27,661      116       (28)     27,749      14,687       --       (92)     14,595
U.S. government debt.............     7,000       19       (36)      6,983       3,000       --      (141)      2,859
Municipal debt...................    26,050       --        --      26,050          --       --        --          --
Commercial paper.................    12,794       --        (4)     12,790          --       --        --          --
Other debt securities............     4,041       --        --       4,041       4,700       --        --       4,700
                                    -------     ----      ----     -------     -------     ----     -----     -------
                                    $77,546     $135      $(68)    $77,613     $22,454     $ --     $(233)    $22,221
                                    =======     ====      ====     =======     =======     ====     =====     =======
Reported as:
Cash equivalents.................   $10,829     $ --      $ --     $10,829     $    67     $ --     $  --     $    67
Short-term investments...........    66,717      135       (68)     66,784      22,387       --      (233)     22,154
                                    -------     ----      ----     -------     -------     ----     -----     -------
                                    $77,546     $135      $(68)    $77,613     $22,454     $ --     $(233)    $22,221
                                    =======     ====      ====     =======     =======     ====     =====     =======

     The Company views its available-for-sale portfolio as available for use in its current operations. As of December 31, 2000, the average duration of securities in the portfolio was less than one year.

     Realized gains on available-for-sale securities were $112,000 and $210,000 for the years ended December 31, 2000 and 1999, respectively. There were no realized losses on available-for-sale securities for the years ended December 31, 2000 and 1999. Realized gross gains and losses from the sale of these securities were not significant for the year ended December 31, 1998.

                            INTUITIVE SURGICAL, INC.

 4. INVENTORIES

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Raw materials..............................................  $2,650    $1,147
Work-in-process............................................   1,130       619
Finished goods.............................................   2,296     1,095
                                                             ------    ------
          Total............................................  $6,076    $2,861
                                                             ======    ======

 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Computer equipment.......................................  $ 2,827    $ 1,834
Laboratory and manufacturing equipment...................    2,717      1,425
Office furniture and equipment...........................    1,041        816
Leasehold improvements...................................    1,407      1,220
Software.................................................    1,858      1,000
                                                           -------    -------
                                                             9,850      6,295
Less accumulated depreciation and amortization...........   (5,181)    (3,586)
                                                           -------    -------
Property and equipment, net..............................  $ 4,669    $ 2,709
                                                           =======    =======

 6. EMPLOYEE BENEFIT PLAN

     Effective May 1, 1996, the Company established a defined contribution retirement plan (the "Plan"). All U.S. employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation may be made by employees to the Plan through salary withholdings. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the years ended December 31, 2000, 1999 and 1998.

 7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     Effective March 1997, the Company entered into two operating lease arrangements for office space in Mountain View, California which expire on December 31, 2001 and February 28, 2002. Both of these leases include a renewal option for one additional three-year term.

     Future minimum rental commitments under the operating leases as of December 31, 2000 are as follows (in thousands):

2001........................................................  $855
2002........................................................    65
                                                              ----
          Total.............................................  $920
                                                              ====

     Rent expense was approximately $884,000, $882,000 and $825,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Rental income from a sublease was approximately $175,000, $244,000 and

                            INTUITIVE SURGICAL, INC.

 7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

$266,000 for the years ended December 31, 2000, 1999 and 1998, respectively. This sublease agreement expired in July 2000.

  Contingencies

     The arrangement entered into with IBM in December 1997 provides for two payments of $1.0 million each upon the Company reaching revenue milestones, as defined, of $25.0 million and $50.0 million, respectively. Each $1.0 million payment is due and payable after the end of the fiscal year in which the cumulative total of all sales of products and services in that year meet the revenue milestone. The Company reached the $25.0 million revenue milestone in fiscal year 2000 and therefore accrued a $1.0 million royalty payable at December 31, 2000. The Company will recognize the final $1.0 million payment in the period that it becomes evident that the $50.0 million revenue milestone will be met. Other than described, no further payments are required under this arrangement.

     On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. Each of these nine patents concerns methods and devices for conducting various aspects of robotic surgery. Until February 2001, the litigation was proceeding in the early stages of discovery, with no trial date set. In February 2001, in response to Intuitive's request, the District Court stayed -- put on hold -- all proceedings in the litigation because of the U.S. Patent Office's declaration of three interferences between a patent application exclusively licensed to Intuitive and three of Computer Motion's patents (see next paragraph). A status report is due to the Court in one year, or earlier if the interferences are resolved before then. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

     Beginning in May 1999 and as recently as January 2001, we requested that the U.S. Patent Office declare interferences between some of our exclusively licensed SRI patent applications and six of Computer Motion's U.S. patents. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. On December 7 and 8, 2000, the U.S. Patent Office formally declared three interference proceedings between a single SRI patent application licensed to Intuitive and three of Computer Motion's patents: Nos. 5,878,193, 5,907,664 and 5,855,583. Several of Intuitive's requests for other interferences are still pending. Because the SRI patent application licensed to Intuitive was filed in January 1992 and Computer Motion's three patents were filed no earlier than August 1992 and as late as February 1996, SRI/Intuitive will be the "Senior Party" in each interference. As "Junior Party," Computer Motion will bear the burden of proving that it is entitled to keep its patents. Each party filed its preliminary motions in the three interferences

                            INTUITIVE SURGICAL, INC.

 7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

on March 7, 2001. A hearing on those motions is expected sometime in late summer or early autumn of 2001, with decisions expected before year-end.

     In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An Opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, Intuitive cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution.

     On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the "015 patent against Intuitive. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

     The Company is subject to legal proceedings and claims that arise in the normal course of its business. We cannot assure that we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters at this time and, therefore, cannot estimate the range of possible loss.

                            INTUITIVE SURGICAL, INC.

 8. NOTES PAYABLE

     Notes payable consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Note payable, due in monthly installments through April 1,
  2001
  Interest rate of 13.8% at December 31, 2000...............  $   201    $   602
Note payable, due in monthly installments through August 1,
  2001
  Interest rate of 12.1% at December 31, 2000...............      188        355
Note payable, due in monthly installments through June 1,
  2002
  Interest rate of 9.0% at December 31, 2000................      502        739
Note payable, due in monthly installments through June 1,
  2002
  Interest rate of 9.0% at December 31, 2000................      502        739
Note payable, due in monthly installments through June 1,
  2002
  Interest rate of 9.9% at December 31, 2000................      803      1,240
Note payable, due in monthly installments through October 1,
  2002
  Interest rate of 10.2% at December 31, 2000...............      323        464
Note payable, due in monthly installments through April 1,
  2003
  Interest rate of LIBOR plus 3.75% which is 10.375% at
     December 31, 2000......................................      361         --
Note payable, due in monthly installments through January 1,
  2004
  Interest rate of 9.0% at December 31, 2000................    1,000         --
                                                              -------    -------
                                                                3,880      4,139
Less current portion........................................   (2,019)    (1,618)
                                                              -------    -------
                                                              $ 1,861    $ 2,521
                                                              =======    =======

     Notes payable are collateralized by fixed assets specified under each agreement. Assets collateralized under these agreements total $8.0 million and $6.4 million at December 31, 2000 and 1999, respectively. Certain of the notes payable contain covenants pertaining to profitability levels and certain other financial ratios. As of December 31, 2000, the Company is in compliance with all covenants. Principal maturities of notes payable at December 31, 2000 are as follows: 2001 -- $2.0 million; 2002 -- $1.4 million; 2003 -- $418,000; and
2004 -- $32,000.

     The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values as of December 31, 2000 and 1999.

 9. STOCKHOLDERS' EQUITY

     At December 31, 1999, the Company was authorized to issue up to 30,000,000 shares of convertible preferred stock, issuable in series, with the rights and preferences of each designated series to be determined by the Company's Board of Directors. The outstanding shares of convertible preferred stock automatically convert into common stock upon the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10.0 million in gross proceeds and the price per share is at least $10.00 as adjusted for stock splits, recapitalization and the like, or at the election of the holders of at least 75% of the then outstanding shares of convertible preferred stock.

                            INTUITIVE SURGICAL, INC.

 9. STOCKHOLDERS' EQUITY (CONTINUED)

  Convertible Preferred Stock

     During the first quarter of the year ended December 31, 2000, the Company issued 3,593,875 shares of Series F convertible preferred stock, upon exercise of warrants at a weighted-average exercise price of $9.84 per share, for net proceeds of $34.8 million.

     Each share of Series A, B, C, D, E, and F convertible preferred stock was convertible, at the option of the holder, into common stock on a one-for-one basis, subject to certain adjustments for dilution, if any, resulting from future stock issuances. Concurrent with the closing of the Company's initial public offering, each share of Series A, B, C, D and E convertible preferred stock was converted on a one-for-one basis into 19,134,375 shares of common stock. Each share of Series F convertible preferred stock was converted on a
1.02363638 basis into 3,678,798 shares of common stock.

     On June 13, 2000, as part of the initial public offering of our common stock, we issued 5,000,000 shares of our common stock at an offering price of $9.00 per share and all of Intuitive Surgical's convertible preferred stock automatically converted into 22,813,173 shares of common stock. On July 13, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at $9.00 per share. Cash proceeds from the sale of the 5,750,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $46.8 million.

  Common Stock

     The Company has reserved the following shares of common stock for the conversion of preferred stock, the exercise of warrants, and the issuance of options and rights granted under the Company's stock option plan as follows:

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
Convertible preferred stock........................          --       19,134,375
Warrants...........................................     205,081        5,107,875
Stock option plan..................................   7,030,726        1,670,722
                                                      ---------       ----------
                                                      7,235,807       25,912,972
                                                      =========       ==========

     The Company has previously issued shares of common stock, which are subject to the Company's right to repurchase at the original issuance price upon the occurrence of certain events as defined in the agreements relating to the sale of such stock. As of December 31, 2000, 1999, and 1998 shares subject to repurchase were 409,612, 1,232,006, and 2,559,530 respectively.

  Warrants

     In April 1997, in connection with one of the notes payable discussed in
Note 8, the Company issued a warrant to purchase 11,000 shares of common stock at an exercise price of $5.00. In August 2000, this warrant was exercised under a net exercise provision resulting in the issuance of 7,774 shares of common stock.

     In conjunction with the issuance of the Series E convertible preferred stock, the Company issued to each purchaser a warrant to purchase shares in Series F convertible preferred stock at a price initially equal to $8.00 per preferred share. Warrants to purchase 5,096,875 shares of Series F convertible preferred stock were issued. The exercise price increased on every subsequent one-month anniversary of the issuance date by $0.1667 per month up to a maximum exercise price of $10.00 per preferred share. During the year ended December 31, 2000, warrants to purchase 3,593,875 shares of Series F convertible preferred stock were exercised at a

                            INTUITIVE SURGICAL, INC.

 9. STOCKHOLDERS' EQUITY (CONTINUED)

weighted-average exercise price of $9.84 per share for net proceeds of $34.8 million. The unexercised warrants expired in March 2000.

     In June 2000, the Company issued a warrant to purchase 5,081 shares of common stock at an exercise price of $9.00 per share to one company. The warrant, which was fully vested and immediately exercisable, expires in June 2010.

     In April 2000, the Company entered into an agreement with Heartport, Inc. to exclusively license a number of Heartport's patents in exchange for cash of $3.0 million and a warrant to purchase 200,000 shares of common stock at an exercise price of $3.00 per share. In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," the value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: stock price on the date of grant of $9.90 per share, risk-free interest rate of 6.5%, contractual life of 5 years, volatility of 0.75 and no dividend yield, resulting in a value of $1.7 million. As a result of this agreement, we capitalized approximately $4.7 million as intangible and other assets, which will be amortized over the estimated useful life of the patents which is approximately six years. The warrant, which was fully vested and immediately exercisable, expires in June 2005.

  Stock Option Plans

     In January 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Equity Incentive Plan (the "1996 Plan") under which employees, consultants and directors may be granted Incentive Stock Options ("ISOs") and Nonstatutory Stock Options ("NSOs") to purchase shares of the company's common stock. The 1996 Plan permits ISOs to be granted at an exercise price not less than the fair value on the date of grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 1996 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48 per month thereafter; however, options may be granted with different vesting terms as determined by the Board of Directors. A total of 4,340,000 shares of common stock have been authorized for issuance pursuant to the 1996 Plan as of December 31, 1999. In March 2000, the Company reserved an additional 500,000 shares under the 1996 plan.

     In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan, which took effect upon the closing of the Company's initial public offering. The Company has reserved an additional 5,160,000 shares under this plan. This plan is an amendment and restatement of the 1996 Plan. Also in March 2000, the Board of Directors adopted the 2000 Non-Employee Directors' Stock Option Plan and the 2000 Employee Stock Purchase Plan. The Company has reserved 300,000 and 1,000,000 shares for the issuances under these plans, respectively. These plans were also effective upon the closing of the Company's initial public offering.

                            INTUITIVE SURGICAL, INC.

 9. STOCKHOLDERS' EQUITY (CONTINUED)

     Option activity under the 1996 and 2000 Plans was as follows:

                                           2000                      1999                      1998
                                  -----------------------   -----------------------   -----------------------
                                                 WEIGHTED                  WEIGHTED                  WEIGHTED
                                   NUMBER OF     AVERAGE     NUMBER OF     AVERAGE     NUMBER OF     AVERAGE
                                  SHARES UNDER   EXERCISE   SHARES UNDER   EXERCISE   SHARES UNDER   EXERCISE
                                     OPTION       PRICE        OPTION       PRICE        OPTION       PRICE
                                  ------------   --------   ------------   --------   ------------   --------
Balance at January 1............   1,466,725      $1.90      1,036,500      $1.21        989,409      $0.07
  Options granted...............     823,600      $4.94        641,050      $3.00        392,750      $2.33
  Options exercised.............    (459,996)     $1.98        (29,365)     $2.21       (245,060)     $0.07
  Options canceled..............     (63,573)     $2.69       (181,460)     $1.82       (100,599)     $1.71
                                   ---------                 ---------                 ---------
Balance at December 31..........   1,766,756      $3.27      1,466,725      $1.90      1,036,500      $1.21
                                   =========                 =========                 =========
Exercisable at December 31......   1,517,923      $2.31      1,434,814      $1.88        958,089      $1.06
                                   =========                 =========                 =========

     Additional information concerning options outstanding at December 31, 2000 is as follows:

                   OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                 -----------------------               --------------------------
                              WEIGHTED-
                               AVERAGE     WEIGHTED-
                              REMAINING     AVERAGE                  WEIGHTED-
   EXERCISE       NUMBER     CONTRACTUAL   EXERCISE     NUMBER        AVERAGE
    PRICES       OF SHARES      LIFE         PRICE     OF SHARES   EXERCISE PRICE
   --------      ---------   -----------   ---------   ---------   --------------
$0.05 - $ 0.50..   365,500      6.36        $ 0.50       334,249       $ 0.50
$1.50 - $ 3.00.. 1,183,656      8.59        $ 2.82     1,183,656       $ 2.82
$7.13 - $16.13..   217,600      9.47        $10.36            18       $16.13
                 ---------                             ---------
$0.05 - $16.13.. 1,766,756      7.90        $ 3.27     1,517,923       $ 2.31
                 =========                             =========

     Under the 1996 and 2000 Plans, the Company may also grant rights to purchase restricted stock. Terms and conditions of these rights are determined by the Board of Directors. However, no right shall be granted at an exercise price which is less than 85% of the fair value of the Company's common stock on the date of grant. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original purchase price of the stock. The right expires at a rate determined by the Board of Directors, generally at a rate of 12.5% after 6 months and 1/48 per month thereafter. For the years ended December 31, 2000, 1999 and 1998, the Company repurchased 36,969, 117,677 and 76,086 shares under the 1996 and 2000 Plans.

     As of December 31, 2000, 1999 and 1998, 5,263,970, 203,997 and 823,587
shares were available for future grant under the 1996 and 2000 Plans.

     For the years ended December 31, 2000, 1999 and 1998, the Company recorded deferred stock compensation of $4.1 million, $619,000, and $865,000 respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company's common stock on the date such options were granted. For the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization of deferred stock compensation of $2.5 million, $800,000 and $1.6 million, respectively. As of December 31, 2000 and 1999, the Company had $2.5 million and $943,000 of remaining unamortized deferred compensation, respectively. Such amount is included as a reduction of stockholders' equity and is being amortized over the vesting period of the underlying options using the graded-vesting method. Future amortization of deferred compensation at December 31, 2000 is as follows: 2001 -- $1.6 million; 2002 -- $662,000; and 2003 -- $227,000.

                            INTUITIVE SURGICAL, INC.

 9. STOCKHOLDERS' EQUITY (CONTINUED)

  Stock-Based Compensation

     Pro forma information regarding net loss is required by SFAS No. 123, as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     The weighted-average estimated fair value of these options during fiscal 2000, 1999 and 1998 was $1.07, $1.37 and $2.53 per share, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                                      YEARS ENDED DECEMBER 31
                                                      ------------------------
                                                      2000      1999      1998
                                                      ----      ----      ----
Expected life (in years)............................   4.0      2.5       2.5
Risk-free interest rate.............................   5.9%     5.9%      5.5%
Volatility..........................................  0.85      0.75      0.75
Dividend yield......................................    --       --        --

     We have elected to follow APB 25 in accounting for our employee stock options. Under APB 25, we recognize no compensation expense in our financial statements except in connection with the grant of restricted stock for nominal consideration and unless the exercise price of our employee stock option is less than the market price of the underlying stock on the grant date.

     We determined the following pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting periods. The pro forma information is as follows (in thousands, except per share amounts):

                                                 YEARS ENDED DECEMBER 31
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Pro forma net loss.........................  $(18,800)   $(18,700)   $(29,700)
Pro forma net loss per share:
  Basic....................................     (0.79)      (3.87)      (8.21)
  Diluted..................................     (0.79)      (3.87)      (8.21)

                            INTUITIVE SURGICAL, INC.

10. INCOME TAXES

     Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                          AS OF DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Net operating loss carryforward........................  $ 20,900    $ 16,100
Research credits.......................................     3,400       2,000
Capitalized research and development...................     1,100       1,600
Expenses not currently deductible......................     2,700       9,400
                                                         --------    --------
Total deferred tax assets..............................    28,100      29,100
Valuation allowance for deferred tax assets............   (28,100)    (29,100)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     Realization of deferred tax assets is dependent upon future earnings; the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6.0 million and $11.7 million during the years ended December 31, 1999 and 1998, respectively. As of December 31, 2000, the Company had net operating loss carryforwards for federal tax purposes of approximately $58.0 million which expire in the years 2010 through 2020. The Company also had net operating loss carryforwards for state income tax purposes of approximately $20.0 million which expire in the years 2003 through 2005. The Company had federal and state research credit carryforwards of approximately $3.4 million. Utilization of the Company's net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

11. OTHER FINANCIAL INSTRUMENTS

     At December 31, the fair value of the Company's other financial instruments is as follows (in thousands):

                                                          2000                 1999
                                                    ASSET (LIABILITY)    ASSET (LIABILITY)
                                                    -----------------    -----------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     AMOUNT     VALUE     AMOUNT     VALUE
                                                    --------    -----    --------    -----
Forward foreign exchange contracts................    $--        $67        $--       $--

     At December 31, outstanding notional amounts for derivative financial instruments are as follows (in thousands):

                                                              2000    1999
                                                              ----    ----
Forward foreign exchange contracts..........................  $781     $--

     While the contract or notional amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits, and monitoring procedures. Credit rating criteria for off-balance sheet transactions are similar to those for investments. See additional information at "Other financial instruments" contained in Note 1.

                            INTUITIVE SURGICAL, INC.

11. OTHER FINANCIAL INSTRUMENTS (CONTINUED)

     At December 31, 2000 the Company had forward foreign exchange contracts of approximately 2 months duration, to exchange euro and Belgian Francs for U.S. dollars in the total gross notional amount of $781,000. This notional amount represents forward contracts to sell foreign currency of $781,000. The Company did not hold any forward exchange contracts at December 31, 1999.

12. OTHER COMPREHENSIVE INCOME (LOSS)

     At December 31, the components of Accumulated other comprehensive income
(loss), net of related taxes, are comprised of the following (in thousands):

                                                              2000    1999
                                                              ----    -----
Unrealized gain (loss) on available-for-sale securities.....  $ 67    $(233)
Unrealized gain on forward exchange contract................    67       --
                                                              ----    -----
Accumulated other comprehensive income (loss)...............  $134    $(233)
                                                              ====    =====

13. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                    FISCAL 2000
                                                      ----------------------------------------
                                                        Q1         Q2         Q3         Q4
                                                      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...........................................    2,933      5,127      7,859     10,706
Gross profit........................................      401      1,624      3,151      3,417
Operating expenses..................................    5,769      6,798      8,567      9,736
                                                      -------    -------    -------    -------
Operating loss......................................   (5,368)    (5,174)    (5,416)    (6,319)
Other income/(expense)..............................      336        684      1,396      1,337
                                                      -------    -------    -------    -------
Net loss............................................   (5,032)    (4,490)    (4,020)    (4,982)
Net loss per share..................................  $ (0.90)   $ (0.23)   $ (0.12)   $ (0.14)
Shares used in calculation of net loss per share....    5,574     19,808     34,665     35,139

                                                                    FISCAL 1999
                                                      ----------------------------------------
                                                        Q1         Q2         Q3         Q4
                                                      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...........................................       --      3,635      3,280      3,277
Gross profit........................................       --        393        352        174
Operating expenses..................................    5,750      4,036      5,020      5,662
                                                      -------    -------    -------    -------
Operating loss......................................   (5,750)    (3,643)    (4,668)    (5,488)
Other income/(expense)..............................      190        368        300        276
                                                      -------    -------    -------    -------
Net loss............................................   (5,560)    (3,275)    (4,368)    (5,212)
Net loss per share..................................  $ (1.27)   $ (0.70)   $ (0.87)   $ (0.98)
Shares used in calculation of net loss per share....    4,369      4,649      4,997      5,335

                                                                     SCHEDULE II

                            INTUITIVE SURGICAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF     COST AND                     END OF
                                                    YEAR         EXPENSES     DEDUCTIONS       YEAR
                                                ------------    ----------    ----------    ----------
Year ended December 31, 2000
  Deducted from asset accounts:
     Allowance for doubtful accounts and
       product returns........................      $ 55          $  137        $  --         $  192

Year ended December 31, 1999
  Deducted from asset accounts:
     Allowance for doubtful accounts and
       product returns........................      $ --          $   55        $  --         $   55

                                 EXHIBIT INDEX

     NUMBER                            DESCRIPTION
    --------                           -----------
     3.2(1)    Amended and Restated Certificate of Incorporation of
               Registrant.(1)
     3.3(1)    Bylaws of Registrant.
     4.2(1)    Specimen Stock Certificate.
     4.3(1)    Warrant to Purchase Shares of Common Stock, dated April 26,
               2000.
    10.1(1)    Form of Indemnity Agreement.
    10.2(1)    2000 Equity Incentive Plan.
    10.3(1)    2000 Non-Employee Directors' Stock Option Plan.
    10.4(1)    2000 Employee Stock Purchase Plan.
    10.5(1)    Amended and Restated Investor Rights Agreement dated March
               31, 1999.
    10.6(1)    Equipment Financing Agreement (No. 10809), dated April 2,
               1997, between the Registrant and Lease Management Services,
               Inc., and related addendums.
    10.7(1)    Security Agreement, dated May 20, 1999, between the
               Registrant and Heller Financial Leasing, Inc., and related amendments.
    10.8(1)    License Agreement, dated December 20, 1995, between the
               Registrant and SRI International.
    10.9(1)    License Agreement, dated December 29, 1997, between the
               Registrant and International Business Machines Corporation.
    10.10(1)   License Agreement, dated April 1, 1999, between the
               Registrant and Massachusetts Institute of Technology.
    10.11(1)   Lease, dated September 9, 1996, between the Registrant and
               Zappettini Investment Co.
    10.12(1)   Lease, dated February 5, 1997, between the Registrant and
               Zappettini Investment Co.
    10.13(1)   Employment Agreement, dated February 28, 1997, between the
               Registrant and Lonnie M. Smith.
    23.1(2)    Consent of Ernst & Young LLP, Independent Auditors.
    24.1(2)    Power of Attorney (set forth on signature page).

---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-33016)

(2) Filed herewith