Form 10-Q
period 2001-03-31
INTUITIVE SURGICAL INC
filed 2001-05-14
CIK 1035267

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                 .

                        COMMISSION FILE NUMBER 000-30713

                            ------------------------

                            INTUITIVE SURGICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The Registrant had 35,789,067 shares of Common Stock, $0.001 par value per share, outstanding as of April 17, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INTUITIVE SURGICAL, INC.

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item     Financial Statements
  1....
         Consolidated balance sheets as of March 31, 2001 and
           December 31, 2000.........................................    1
         Consolidated statements of operations for the three-month
           periods ended March 31, 2001 and March 31, 2000...........    2
         Consolidated statements of cash flows for the three-month
           periods ended March 31, 2001 and March 31, 2000...........    3
         Notes to Consolidated Financial Statements..................    4
Item     Management's Discussion and Analysis of Financial Condition
  2....  and Results of Operations...................................    7
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   19

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   20
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults Upon Senior Securities.............................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   22
         SIGNATURE...................................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INTUITIVE SURGICAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)    (SEE NOTE 1)
Current assets:
  Cash and cash equivalents.................................   $ 13,670        $ 22,657
  Short-term investments....................................     63,246          66,784
  Accounts receivable.......................................     10,266           6,444
  Inventory, net............................................      6,523           6,076
  Prepaid expenses..........................................      1,606           1,705
                                                               --------        --------
          Total current assets..............................     95,311         103,666
Property and equipment, net.................................      5,803           4,669
Intangible and other assets.................................      3,892           4,086
                                                               --------        --------
          Total assets......................................   $105,006        $112,421
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  5,540        $  7,128
  Accrued compensation and employee benefits................      1,452           2,609
  Warranty accrual..........................................      1,543           1,494
  Accrued royalty expense...................................         --           1,000
  Other accrued liabilities.................................      1,699           2,028
  Deferred revenue..........................................      2,340           3,552
  Current portion of notes payable..........................      2,072           2,019
                                                               --------        --------
          Total current liabilities.........................     14,646          19,830
Long-term notes payable.....................................      1,473           1,861
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, $0.001 par
     value, issuable in series; no shares issued and
     outstanding as of March 31, 2001 and December 31,
     2000...................................................         --              --
  Common stock, 200,000,000 shares authorized, $0.001 par
     value, 35,828,944 and 35,675,822 shares issued and
     outstanding as of March 31, 2001 and December 31, 2000,
     respectively...........................................         36              36
  Additional paid-in capital................................    187,407         186,713
  Deferred compensation.....................................     (1,866)         (2,483)
  Accumulated deficit.......................................    (97,077)        (93,670)
  Accumulated other comprehensive income (loss).............        387             134
                                                               --------        --------
          Total Stockholders' equity........................     88,887          90,730
                                                               --------        --------
          Total liabilities and stockholders' equity........   $105,006        $112,421
                                                               ========        ========

          See accompanying notes to consolidated financial statements.

                            INTUITIVE SURGICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
Sales.......................................................   $12,079      $ 2,933
Cost of sales...............................................     6,563        2,532
                                                               -------      -------
          Gross profit......................................     5,516          401
Operating costs and expenses:
  Research and development..................................     3,231        2,631
  Selling, general and administrative.......................     6,835        3,138
                                                               -------      -------
          Total operating costs and expenses................    10,066        5,769
Loss from operations........................................    (4,550)      (5,368)
Other income (expense)......................................     1,143          336
                                                               -------      -------
Net loss....................................................   $(3,407)     $(5,032)
                                                               =======      =======
Basic and diluted net loss per common share.................   $ (0.10)     $ (0.90)
                                                               =======      =======
Shares used in computing net loss per common share..........    35,401        5,574

          See accompanying notes to consolidated financial statements.

                               INTUITIVE SURGICAL

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
OPERATING ACTIVITIES:
Net loss....................................................  $ (3,407)     $(5,032)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       428          385
  Amortization of deferred compensation.....................       617          346
  Amortization of intangible and other assets...............       194           --
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (3,822)        (736)
  Prepaid expenses..........................................        99         (437)
  Inventory.................................................      (447)        (712)
  Accounts payable..........................................    (1,588)         733
  Accrued compensation and employee benefits................    (1,157)        (428)
  Warranty accrual..........................................        49          (25)
  Other accrued liabilities.................................      (329)         138
  Accrued royalty expense...................................    (1,000)          --
  Deferred revenue..........................................    (1,212)         (28)
                                                              --------      -------
Net cash used in operating activities.......................   (11,575)      (5,796)
INVESTING ACTIVITIES:
Acquisition of property and equipment.......................    (1,562)        (755)
Purchase of short-term investments..........................   (10,434)          --
Proceeds from sales of short-term investments...............       479        2,000
Proceeds from maturities of short-term investments..........    13,746        4,562
                                                              --------      -------
Net cash provided by investing activities...................     2,229        5,807
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock...................        --       34,756
Proceeds from issuance of common stock......................       755           69
Repurchase of common stock..................................       (61)          (9)
Proceeds from notes payable.................................        --          500
Repayment of notes payable..................................      (335)        (387)
                                                              --------      -------
Net cash provided by financing activities...................       359       34,929
                                                              --------      -------
Net increase (decrease) in cash and cash equivalents........    (8,987)      34,940
Cash and cash equivalents, beginning of period..............    22,657        4,106
                                                              --------      -------
Cash and cash equivalents, end of period....................    13,670       39,046
                                                              ========      =======

          See accompanying notes to consolidated financial statements.

                            INTUITIVE SURGICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Annual Report on Form 10-K of Intuitive Surgical, Inc, filed with the Securities and Exchange Commission. The results for the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 or future operating periods.

NOTE 2. CONCENTRATIONS OF RISK

     For the three months ended March 31, 2001, two customers, A and B, accounted for 21% and 14%, respectively, of total sales. For the three months ended March 31, 2000, four customers A, B, C and D, accounted for 30%, 28%, 22%, and 14%, respectively, of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

     The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the three months ended March 31, 2001 and 2000. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

NOTE 3. CASH AND CASH EQUIVALENTS

     Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at March 31, 2001 and December 31, 2000.

NOTE 4. SHORT-TERM INVESTMENTS

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

                            INTUITIVE SURGICAL, INC.

                                  (UNAUDITED)

NOTE 5. INVENTORY, NET

     Inventory, net consists of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Raw materials........................................   $2,667         $2,650
Work-in-process......................................    1,415          1,130
Finished goods.......................................    2,441          2,296
                                                        ------         ------
                                                        $6,523         $6,076
                                                        ======         ======

NOTE 6. INTANGIBLE AND OTHER ASSETS

     Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At March 31, 2001 gross intangible assets totaled $4.7 million and related accumulated amortization was $779,000.

NOTE 7. COMPREHENSIVE LOSS

     The components of comprehensive loss consist of the following (in thousands):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Net loss.................................................  $(3,407)   $(5,032)
Other comprehensive income (loss):
  Change in unrealized gain on forward exchange
     contracts...........................................      (67)        --
  Change in unrealized gain (loss) on available-for-sale
     securities..........................................      320         (7)
                                                           -------    -------
Comprehensive loss.......................................  $(3,154)   $(5,039)
                                                           =======    =======

NOTE 8. NET LOSS PER SHARE

     The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                       2001           2000
                                                    -----------    -----------
Numerator used for basic and diluted net loss per
  common share....................................  $    (3,407)   $    (5,032)
Denominator used for basic and diluted net loss
  per common share:
  Weighted-average shares outstanding.............   35,743,685      6,691,431
  Less weighted-average shares subject to
     repurchase...................................     (342,658)    (1,116,936)
                                                    -----------    -----------
  Weighted-average shares used in computing basic
     and diluted net loss per common share:.......   35,401,027      5,574,495
                                                    ===========    ===========
Basic and diluted net loss per common share.......  $     (0.10)   $     (0.90)
                                                    ===========    ===========

                            INTUITIVE SURGICAL, INC.

                                  (UNAUDITED)

NOTE 9. REVENUE RECOGNITION

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

NOTE 10. OTHER FINANCIAL INSTRUMENTS

     We did not hold any forward exchange contracts at March 31, 2001. At December 31, 2000, we had forward foreign exchange contracts of approximately 2 months duration, to exchange euro and Belgian Francs for U.S. dollars in the total gross notional amount of $781,000. The net effect on settlement of these contracts during the three months ended March 31, 2001 was not material to our financial position or our results of operations and is included in other income (expense) in the accompanying consolidated statements of operations.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). We adopted SFAS 133 effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133, as amended, has not had a significant impact on our financial position or results of operations.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and for the three-month periods ended March 31, 2001 and March 31, 2000 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Intuitive Surgical's Annual Report on Form 10-K for the year ended December 31, 2000.

     Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Factors Affecting Operating Results" below as well as those discussed elsewhere.

     In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

     Intuitive(TM)(R), da Vinci(TM), EndoWrist(TM), InSite(TM) and Navigator(TM) are trademarks of Intuitive Surgical, Inc.

OVERVIEW

     We design, manufacture, and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to perform better surgery while giving patients the benefits of MIS surgery, including decreased trauma and postoperative pain, reduced surgical complications, shorter hospital stays and lower total treatment costs.

     In 1999, we obtained permission from the European Union to affix the CE Mark to the da Vinci Surgical System and EndoWrist instruments for general surgical and cardiac surgical use. Based on this approval, we recognized revenue for the first time in the second quarter of 1999 for the sale of our products. In July 2000, we received clearance from the U.S. Food and Drug Administration, the FDA, to begin commercialization of our da Vinci Surgical System in the United States for use in laparoscopic surgical procedures. In March 2001, we received clearance from the FDA for use of our da Vinci Surgical System in non-cardiac thoracoscopic surgical procedures.

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

RESULTS OF OPERATIONS

     Sales. Sales for the three months ended March 31, 2001 were $12.1 million, up 312% from $2.9 million for the three months ended March 31, 2000. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to 12 in the first quarter of 2001 from 3 in the first quarter of 2000.

     Gross Profit. Gross profit for the three months ended March 31, 2001 was $5.5 million, or 46% of sales, compared with $0.4 million, or 14% of sales in the same period last year. The improvement in gross profit resulted from sales growth and increased manufacturing efficiencies.

     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2001 were $3.2 million, up 23% from $2.6 million for the same period last year. The increase resulted primarily from headcount additions to support product development and enhancements.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 were $6.8 million, up 118% from $3.1 million in the same period last year. The increase was due in large part to increases in headcount in the sales and marketing areas to support increased revenue.

     Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities.

     Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expenses. Non-cash deferred compensation expense included in research and development expenses was $0.4 million and $0.3 million for the three months ended March 31, 2001 and 2000, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.2 million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. The remaining $1.9 million of deferred compensation will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded-vesting method. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Other Income (Expense). Other income (expense) for the three months ended March 31, 2001 was $1.1 million, up 240% from $0.3 million in the same period last year. The increase resulted from higher cash and short-term investment balances, driven by the exercise of warrants to purchase preferred stock in March 2000, yielding approximately $34.8 million in net proceeds, and our initial public offering in June and July 2000, which raised net proceeds of approximately $46.8 million.

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

     As of March 31, 2001, we had working capital of $80.7 million, compared to $83.8 million as of December 31, 2000. The decrease in working capital during the first quarter of 2001 approximated the net loss of $3.4 million.

     As of March 31, 2001, we had cash, cash equivalents and short-term investments of $76.9 million, compared to $89.4 million as of December 31, 2000, a decrease of $12.5 million. In addition to our net loss of $3.4 million, our decrease in cash was primarily due to an increase in accounts receivable of $3.8 million. The increased accounts receivable balance reflects a return to a more typical average days sales outstanding for our business of 76 days compared to the 54 days at the end of the fourth quarter of 2000. Since our average selling price is nearly $1.0 million per system, the timing of collection on only a few systems can cause dramatic swings in our accounts receivable balances. Other uses of cash include the payment of the $1.0 million IBM royalty accrued last year, $1.6 million for fixed asset additions, and general working capital requirements.

     Net cash provided by financing activities was $359,000 for the three months ended March 31, 2001, compared to $34.9 million provided during the same period in 2000. The primary reason for the decreased cash provided by financing activities in the first quarter of 2001 versus 2000 relates to proceeds received from the issuance of preferred stock of $34.8 million during the first quarter of last year.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss this quarter was $3.4 million compared to a net loss of $5.0 million for the same period last year. As of March 31, 2001, we had an accumulated deficit of $97.1 million.

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

     A relatively small number of customers account for a significant portion of our total revenues. For the three months ended March 31, 2001, AB Medica SRL, our Italian distributor, accounted for 21% of total sales and Marubeni America Corporation, our Japanese distributor, accounted for 14% of our total sales. For the year ended December 31, 2000, none of our customers accounted for 10% or more of total sales. For the three months ended March 31, 2000, four customers, Henrico Doctors' Hospital, located in Virginia, AB Medica SRL, Marubeni America Corporation and Pitt County Memorial Hospital, located in North Carolina, accounted for 30%, 28%, 22% and 14% of total sales, respectively.

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

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

     Our products represent a fundamentally new way of performing surgery. Achieving physician, patient and third-party payor acceptance of Intuitive surgery as a preferred method of performing surgery will be crucial to our success. If our products fail to achieve market acceptance, hospitals will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians' and third-party payors' acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional open-heart surgery simply because such surgery is already so widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors.

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

     Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration, or FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA, pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("FFDCA"). Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed device. If we modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or PMA for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a premarket approval application ("PMA").

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

     In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board ("IRB") approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption ("IDE") application. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the

IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. For additional information concerning regulatory approvals of our products, see "Item 1: Business -- Government Regulation," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the Securities and Exchange Commission or SEC.

     In March 2001, we received a warning letter from the FDA concerning our marketing of the da Vinci Surgical System for cardiac and radical prostatectomy procedures on our company web site. The warning letter indicated, among other things, that we have no specific clearance for these procedures in the United States, and therefore should not be promoting them. We have already taken specific steps that we believe fully rectify the concerns expressed by the FDA. In addition, prior to receiving the aforementioned warning letter, the FDA informed us in February 2001 of its concern that radical prostatectomy was not within the scope of procedures encompassed in the FDA's clearance of the da Vinci Surgical System for laparoscopic surgical procedures which we received in July 2000. This was an advisory, or guidance, letter. Although we disagree with the agency's interpretation regarding the scope of the cleared intended use, we have ceased marketing the product for this indication and have submitted a 510(k) application to the FDA seeking clearance for a radical prostatectomy indication for the da Vinci Surgical System. We have received a 510(k) document control number from the FDA and expect a response to this filing by approximately the end of the second quarter.

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

     Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. For further information on third-party reimbursement policies, see "Item 1: Business -- Third-Party Reimbursement," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the SEC.

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

     These claims will be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, this litigation could consume substantial amounts of our financial and managerial resources. At any time Computer Motion or Wilk may file additional claims against Intuitive Surgical, or we may file claims against Computer Motion or Wilk, which could increase the risk, expense and duration of the litigations. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information on our litigation with Computer Motion, see "Item 1:
Business -- Legal Proceedings," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the SEC.

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

     In addition to patents, we typically rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in developing our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or may design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see "Item 1: Business -- Intellectual Property," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the SEC.

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

     We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with SRI International, IBM, MIT and Heartport. Any of these agreements may be terminated for breach, including the failure to make required payments under the IBM license and the failure to commercialize our products under the SRI International license. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products. See "Item 1:
Business -- Intellectual Property," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the SEC.

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

     Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 32% of our sales for the year ended December 31, 2000, 52% for the three months ended March 31, 2001 and 56% for the three months ended March 31, 2000. We will be subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

SALES BY CURRENT STOCKHOLDERS COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE.

     The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of March 31, 2001, several entities beneficially owned more than 5% of the outstanding shares of our common stock, including Mayfield Fund, Investor Guernsey Ltd. and PaTMarK Company, Inc. On May 8, 2001, Mayfield Fund distributed 1,734,176 shares of Intuitive common stock to its members.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments as of March 2001 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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

     On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion, Inc. ("CMI") in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, CMI willfully infringes U.S. Patent No. 6,201,984. The '984 patent issued to IBM on March 13, 2001, and is exclusively licensed to us under the terms of our 1997 License Agreement with IBM. The '984 patent concerns various aspects of controlling movement of surgical instruments with voice commands and predates by several years CMI's development of voice-controlled surgical robots. Because CMI's voice-controlled HERMES product interfaces with the AESOP and ZEUS products, HERMES is also implicated in the patent infringement complaint.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 2001, we have sold and issued the following unregistered securities:

          (1) From January 1, 2001 through March 31, 2001, we granted stock options to purchase 1,523,450 shares of our common stock, at prices ranging from $5.38 to $8.44 per share, to employees pursuant to our 2000 Equity Incentive Plan.

          (2) From January 1, 2001 through March 31, 2001, we granted stock options to purchase 40,000 shares of common stock, at $8.63 per share, to directors pursuant to our 2000 Non-Employee Directors' Stock Option Plan.

          (3) On January 31, 2001, we issued 102,629 shares at an exercise price of $7.12 per share, to employees pursuant to our 2000 Employee Stock Purchase Plan.

     The sales and issuance of securities described in paragraphs (1), (2) and
(3) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1(1)   Amended and Restated Certificate of Incorporation of
              Intuitive Surgical.
     3.2(2)   Bylaws of Intuitive Surgical.
     4.1      Reference is made to Exhibits 3.1 and 3.2.
     4.2(3)   Specimen Stock Certificate.

---------------
(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.

(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.

(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.

     (b) Current Reports on Form 8-k. We did not file a Current Report on Form 8-K during the three month period ending March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTUITIVE SURGICAL, INC.

                                          By:      /s/ SUSAN K. BARNES
                                            ------------------------------------
                                                      Susan K. Barnes
                                               Vice President, Finance, Chief
                                                          Financial
                                              Officer and Assistant Secretary

Date: May 14, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
3.1(1)    Amended and Restated Certificate of Incorporation of
          Intuitive Surgical.
3.2(2)    Bylaws of Intuitive Surgical.
4.1       Reference is made to Exhibits 3.1 and 3.2.
4.2(3)    Specimen Stock Certificate.

---------------
(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.

(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.

(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.