Form 10-Q
period 2001-06-30
INTUITIVE SURGICAL INC
filed 2001-08-10
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-30713

Intuitive Surgical, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	77-0416458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1340 West Middlefield Road
Mountain View, California    94043-3061
(Address of Principal Executive Offices including Zip Code)

(650) 237-7000
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The Registrant had 35,894,774 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2001.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                            June 30,  December 31,
                                                             2001         2000
                                                         -----------  -----------
                                                         (Unaudited)  (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $    23,484  $    22,657
  Short-term investments...............................      50,987       66,784
  Accounts receivable..................................       9,686        6,444
  Inventory, net.......................................       6,791        6,076
  Prepaid expenses.....................................       1,784        1,705
                                                         -----------  -----------
          Total current assets.........................      92,732      103,666
Property and equipment, net............................       6,574        4,669
Intangible and other assets............................       3,697        4,086
                                                         -----------  -----------
          Total assets.................................     103,003      112,421
                                                         ===========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $     6,935  $     7,128
  Accrued compensation and employee benefits...........       1,980        2,609
  Warranty accrual.....................................       1,593        1,494
  Accrued royalty expense..............................          --        1,000
  Other accrued liabilities............................       1,729        2,028
  Deferred revenue.....................................       2,198        3,552
  Current portion of notes payable.....................       2,110        2,019
                                                         -----------  -----------
          Total current liabilities....................      16,545       19,830
Long-term notes payable................................         772        1,861
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of June 30, 2001 and
     December 31, 2000.................................          --           --
  Common stock, 200,000,000 shares authorized, $0.001
     par value, 36,068,882 and 35,675,822 shares
     issued and outstanding as of June 30, 2001
     and December 31, 2000, respectively...............          36           36
  Additional paid-in capital...........................     188,202      186,713
  Deferred compensation................................      (1,457)      (2,483)
  Accumulated deficit..................................    (101,320)     (93,670)
  Accumulated other comprehensive income (loss)........         225          134
                                                         -----------  -----------
          Total stockholders' equity...................      85,686       90,730
                                                         -----------  -----------
          Total liabilities and stockholders' equity... $   103,003  $   112,421
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                   ----------------------  ----------------------
                                      2001        2000        2001        2000
                                   ---------- -----------  ---------- -----------
Sales............................ $   12,720  $    5,127  $   24,799  $    8,060
Cost of sales....................      6,659       3,503      13,222       6,035
                                   ----------  ----------  ----------  ----------
    Gross profit.................      6,061       1,624      11,577       2,025
                                   ----------  ----------  ----------  ----------
Operating costs and expenses:
  Research and development.......      3,336       2,822       6,567       5,453
  Selling, general and                    --          --          --          --
   administrative................      7,666       3,976      14,500       7,114
                                   ----------  ----------  ----------  ----------
    Total operating costs and
     expenses....................     11,002       6,798      21,067      12,567
                                   ----------  ----------  ----------  ----------
Loss from operations.............     (4,941)     (5,174)     (9,490)    (10,542)
Other income (expense)...........        697         684       1,840       1,020
                                   ----------  ----------  ----------  ----------
Net loss......................... $   (4,244) $   (4,490) $   (7,650) $   (9,522)
                                   ==========  ==========  ==========  ==========
Basic and diluted net loss per
  common share................... $    (0.12) $    (0.23) $    (0.22) $    (0.75)
                                   ==========  ==========  ==========  ==========
Shares used in computing net
  loss per common share..........     35,655      19,808      35,528      12,691
                                   ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                              For the Six
                                                          Months Ended June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
OPERATING ACTIVITIES:
Net loss............................................... $   (7,650) $   (9,522)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................        998         749
  (Gain) loss on sales of fixed assets.................        (14)         --
  Amortization of deferred compensation................      1,026       1,042
  Amortization of intangible and other assets..........        389         205
Changes in operating assets and liabilities:
  Accounts receivable..................................     (3,242)     (3,241)
  Prepaid expenses.....................................        (79)     (1,935)
  Inventory............................................       (715)       (433)
  Accounts payable.....................................       (193)      2,103
  Accrued compensation and employee benefits...........       (629)         11
  Warranty accrual.....................................         99         303
  Other accrued liabilities............................       (299)        369
  Accrued royalty expense..............................     (1,000)         --
  Deferred revenue.....................................     (1,354)        614
                                                         ----------  ----------
Net cash used in operating activities..................    (12,663)     (9,735)
                                                         ----------  ----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................     (2,924)     (1,712)
Proceeds from sale of fixed assets.....................         35          --
Acquisition of patents.................................         --      (3,000)
Purchase of short-term investments.....................    (31,333)    (34,771)
Proceeds from sales of short-term investments..........     25,379       2,000
Proceeds from maturities of short-term investments.....     21,842       8,012
                                                         ----------  ----------
Net cash provided by (used in) investing activities....     12,999     (29,471)
                                                         ----------  ----------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock..............         --      34,756
Proceeds from issuance of common stock.................      1,551      41,192
Repurchase of common stock.............................        (62)         (9)
Proceeds from notes payable............................         --         500
Repayment of notes payable.............................       (998)       (855)
                                                         ----------  ----------
Net cash provided by financing activities..............        491      75,584
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...        827      36,378
Cash and cash equivalents, beginning of period.........     22,657       4,106
                                                         ----------  ----------
Cash and cash equivalents, end of period............... $   23,484  $   40,484
                                                         ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Annual Report on Form 10-K of Intuitive Surgical, Inc, filed with the Securities and Exchange Commission. The results for the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 or future operating periods.

NOTE 2. CONCENTRATIONS OF RISK

For the six months ended June 30, 2001, one customer, A, accounted for 17% of total sales. For the six months ended June 30, 2000, six customers A, B, C, D, E and F, each accounted for 11% and one customer, G, accounted for 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the three months ended June 30, 2001 and 2000. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at June 30, 2001 and December 31, 2000.

NOTE 4. SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale and therefore carried at fair value. We view our available- for-sale portfolio as available for use in our current operations. Accordingly, all investments are classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available- for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 5. INVENTORY, NET

Inventory, net consists of the following (in thousands):

                                  June 30,  December 31,
                                   2001         2000
                               -----------  -----------
Raw materials................ $     2,563  $     2,650
Work-in-process..............       1,160        1,130
Finished goods...............       3,068        2,296
                               -----------  -----------
                              $     6,791  $     6,076
                               ===========  ===========

NOTE 6. INTANGIBLE AND OTHER ASSETS

Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At June 30, 2001 gross intangible assets totaled $4.7 million and related accumulated amortization was $974,000.

NOTE 7. COMPREHENSIVE LOSS

The components of comprehensive loss consist of the following (in thousands):

                                         Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Net loss............................ $  (4,244) $  (4,490) $  (7,650) $  (9,522)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.....................        --       (101)        --        (91)
  Change in unrealized gain on
    forward exchange contracts......        --         --        (67)        --
  Change in unrealized gain (loss)
    on available-for-sale securities      (162)       (50)       158        (57)
                                      ---------  ---------  ---------  ---------
Comprehensive loss.................. $  (4,406) $  (4,641) $  (7,559) $  (9,670)
                                      =========  =========  =========  =========

NOTE 8. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                  Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                               ------------------------  ------------------------
                                  2001         2000         2001         2000
                               -----------  -----------  -----------  -----------
Numerator used for basic and
  diluted net loss per
  common share............... $    (4,244) $    (4,490) $    (7,650) $    (9,522)
Denominator used for basic
  and diluted net loss per
  common share:
  Weighted-average shares
    outstanding..............  35,843,743   20,815,112   35,793,714   13,753,272
  Less weighted-average
    shares subject to
    repurchase...............    (188,877)  (1,007,599)    (265,767)  (1,062,268)
                               -----------  -----------  -----------  -----------
  Weighted-average shares
    used in computing basic
    and diluted net loss per
    common share.............  35,654,866   19,807,513   35,527,947   12,691,004
                               ===========  ===========  ===========  ===========
Basic and diluted net loss
  per common share........... $     (0.12) $     (0.23) $     (0.22) $     (0.75)
                               ===========  ===========  ===========  ===========

NOTE 9. REVENUE RECOGNITION

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

Revenue from system sales is recognized upon installation for direct sales and upon shipment for sales to our distributors. If substantial contractual obligations exist after system installation, revenue is recognized after such obligations are fulfilled. Our distributors do not have price protection rights. Our distributors have return rights under limited circumstances. Such rights are accounted for under the provisions of FAS 48. To date, the Company has not had any returns of its systems. Revenue from instruments and accessories is recognized upon shipment. Service revenue is billed in advance and recognized over the service period. Amounts are billed in accordance with the terms of the underlying sales agreement.

Our da Vinci Surgical System contains a software component. We believe that the software element of our da Vinci Surgical System is an incidental part of the system. The software element within our product is not sold or marketed separately to customers and the software does not operate independently of the surgical system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software we provide is incidental to the surgical system as a whole and the software revenue guidance provided in SOP 97-2 is not applicable to our revenues.

NOTE 10. SOFTWARE DEVELOPMENT COSTS

Software development costs are accounted for in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Prior to the achievement of technological feasibility, software development costs are expensed as incurred and are included in research and development expense. Costs incurred between feasibility and the general release of software enhancements are insignificant.

NOTE 11. OTHER FINANCIAL INSTRUMENTS

We did not hold any forward exchange contracts at June 30, 2001. At December 31, 2000, we had forward foreign exchange contracts of approximately 2 months duration, to exchange euro and Belgian Francs for U.S. dollars in the total gross notional amount of $781,000. The net effect on settlement of these contracts during the three months ended March 31, 2001 was not material to our financial position or our results of operations and is included in other income (expense) in the accompanying consolidated statements of operations.

NOTE 12. STOCKHOLDERS' EQUITY

On June 22, 2001, Heartport, Inc. exercised a warrant to purchase 200,000 shares of common stock of the Company at an exercise price of $3.00 per share.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board (FASB) isssued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable tangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 as of January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the three and six-month periods ended June 30, 2001 and June 30, 2000 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Intuitive Surgical's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Intuitive® , Intuitive Surgical® , da Vinci™, EndoWrist™, InSite™ and Navigator™ are trademarks of Intuitive Surgical, Inc.

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

In 1999, we obtained permission from the European Union to affix the CE Mark to the da Vinci Surgical System and EndoWrist instruments for general surgical and cardiac surgical use. Based on this approval, we recognized revenue for the first time in the second quarter of 1999 for the sale of our products. In July 2000, we received clearance from the U.S. Food and Drug Administration, the FDA, to begin commercialization of our da Vinci Surgical System in the United States for use in laparoscopic surgical procedures. In March 2001, we received clearance from the FDA for use of our da Vinci Surgical System in non-cardiac thoracoscopic surgical procedures. In May 2001, we received market clearance from FDA to promote use of the da Vinci Surgical System for performance of laparoscopic radical prostatectomy procedures.

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

RESULTS OF OPERATIONS

Sales. Sales for the three months ended June 30, 2001 were $12.7 million, up 148% from the three months ended June 30, 2000. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to 12 in the second quarter of 2001 from 6 in the second quarter of 2000. Sales for the six months ended June 30, 2001 were $24.8 million, up 208% from $8.1 million for the six months ended June 30, 2000. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to 24 in the first half of 2001 from 9 in the first half of 2000.

Gross Profit. Gross profit for the three months ended June 30, 2001 was $6.1 million, or 48% of sales, compared with $1.6 million, or 32% of sales in the same period last year. Gross profit for the six months ended June 30, 2001 was $11.6 million, or 47% of sales, compared with $2.0 million, or 25% of sales in the same period last year. The improvement in gross profit compared to last year resulted from sales growth and increased manufacturing efficiencies.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2001 were $3.3 million, up 18% from $2.8 million for the same period last year. Research and development expenses for the six months ended June 30, 2001 were $6.6 million, up 20% from $5.5 million for the same period last year. The year over year increases resulted primarily from headcount additions to support product development and enhancements.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 were $7.7 million, up 93% from $4.0 million in the same period last year. Selling, general and administrative expenses for the six months ended June 30, 2001 were $14.5 million, up 104% from $7.1 million in the same period last year. The year over year increases resulted from headcount additions in sales and marketing to support increased revenue and the installed base of da Vinci Surgical Systems.

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expenses. Non-cash deferred compensation expense included in research and development expenses was $0.3 million and $0.5 million for the three months ended June 30, 2001 and 2000, respectively. Non-cash deferred compensation expense included in research and development expense was $0.7 million and $0.7 million for the six months ended June 30, 2001 and 2000, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.1 million and $0.2 million for the three months ended June 30, 2001 and 2000, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.4 million and $0.3 million for the six months ended June 30, 2001 and 2000, respectively. The remaining $1.5 million of deferred compensation will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded vesting method. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2001 was $0.7 million, equal to the same period last year. Other income (expense) for the six months ended June 30, 2001 was $1.8 million, up $0.8 million compared to the same period last year. The increase resulted from higher cash and short-term investment balances, driven by the exercise of warrants to purchase preferred stock in March 2000, yielding approximately $34.8 million in net proceeds, and our initial public offering in June and July 2000, which raised net proceeds of approximately $46.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Financing. Prior to our initial public offering, operations were financed primarily through sales of our preferred stock, yielding net proceeds of approximately $127.3 million, and equipment financing arrangements yielding approximately $7.5 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, by which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement. In June and July 2000, we completed the initial public offering of 5,750,000 shares of our common stock and realized net proceeds of approximately $46.8 million.

As of June 30, 2001, we had working capital of $76.2 million, compared to $83.8 million as of December 31, 2000. The decrease in working capital during the first half of 2001 approximated our net loss of $7.7 million.

Cash and Short-Term Investments. Our principal source of liquidity comes from cash and short-term investments. As of June 30, 2001, we had cash, cash equivalents and short-term investments of $74.5 million, comprised of $23.5 million cash and $51.0 million short-term investments. Short- term investments consist of highly-liquid, interest-bearing notes and commercial paper. Cash and short-term investments as of December 31, 2000 was $89.4 million. The $14.9 million decrease during the first half of 2001 resulted primarily from our net loss of $7.7 million, increased accounts receivable of $3.3 million, investments in fixed assets of $2.9 million and payment of a $1.0 million royalty to IBM.

Accounts Receivable. Net accounts receivable was $9.7 million as of June 30, 2001, up $3.3 compared to $6.4 million at December 31, 2000. The increase was due largely to an increase in average days receivables outstanding from 54 days at December 31, 2000 to 69 days at June 30, 2001. We believe the 69 days sales outstanding at June 30, 2001 reflects a healthy collections cycle for our business and we do not see any material collection issues. Additionally, the accounts receivable balance at June 30, 2001 was greater than at December 31, 2000 due to increased second quarter 2001 sales as compared to the fourth quarter of 2000.

Inventory. Net inventory was $6.8 million as of June 30, 2001, up $0.7 million compared to $6.1 million at December 31, 2000. The increase was due primarily to increased production efforts to meet greater sales volume. Our inventory turns remain at about four per year.

Current Liabilities. Total current liabilities were $16.5 million at June 30, 2001, down $3.3 million compared to $19.8 million at December 31, 2000. The decline in current liabilities resulted primarily from lower deferred revenue ($1.4 million), accrued royalties ($1.0 million) and lower accrued compensation and employee benefits ($0.6 million).

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

  the progress and results of clinical trials;
  actions relating to regulatory matters;
  the extent to which our products gain market acceptance;
  our timing and ability to develop our manufacturing and sales and marketing capabilities;
  demand for our products;
  the progress of surgical training in the use of our products;
  our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;
  product quality problems;
  our ability to protect our proprietary rights;
  our ability to license additional intellectual property rights; and
  third-party payor reimbursement policies.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss this quarter was $4.2 million compared to a net loss of $4.5 million for the same period last year. As of June 30, 2001, we had an accumulated deficit of $101.3 million.

WE EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions. We do not plan to maintain a significant inventory of assembled da Vinci Surgical Systems, but rather plan to manufacture these systems after receiving customer orders. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters, our operating results could fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OR DELAY OF A SINGLE CUSTOMER ORDER.

A relatively small number of customers account for a significant portion of our total revenues. For the six months ended June 30, 2001, AB Medica SRL, our Italian distributor, accounted for 17% of total sales. For the six months ended June 30, 2000, AB Medica SRL, Association pour la Recherche en Chirurgie Cardiaque, located in Paris, France, Becheer Medische Apparatuur Joseph Israels C.V., located in Utrecht, Netherlands, Baylor University Medical Center, located in Texas, Brigham & Women's Hospital, located in Massachusetts, and Henrico Doctors' Hospital, located in Virginia each accounted for 11% and University of Nebraska Medical Center, located in Nebraska accounted for 10% of total sales.

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

In March 2001, we received a warning letter from the FDA concerning our marketing of the da Vinci Surgical System for cardiac and radical prostatectomy procedures on our company web site. The warning letter indicated, among other things, that we have no specific clearance for these procedures in the United States, and therefore should not be promoting them in the United States. We have successfully conducted corrective actions, including modification of the company web site, and the warning letter was closed out by the FDA in their July 2001 letter to us. In addition, we submitted a 510(k) in March 2001 and were subsequently given a clearance by the FDA in May 2001 to promote use of the da Vinci Surgical System for radical prostatectomy procedures.

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

Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. For further information on third- party reimbursement policies, see "Item 1: Business -- Third-Party Reimbursement," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the SEC.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH COMPUTER MOTION AND BROOKHILL-WILK 1, LLC THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS.

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. These patents concern methods and devices for conducting various aspects of robotic surgery. On December 7 and 8, 2000, the U.S. Patent and Trademark Office ("PTO") declared three interferences between a single SRI patent application exclusively licensed to Intuitive and three of Computer Motion's patents, Numbers 5,878,193, 5,907,664 and 5,855,583. These interferences resulted from requests for interference filed in May through July 1999. In light of those declarations of interference, the District Court on February 5, 2001 stayed -- put on hold -- all proceedings in the litigation for one year while the PTO conducts the interference proceedings. In March 2001, Computer Motion filed a Notice of Appeal of the Stay Order with the United States Court of Appeals for the Federal Circuit. In April 2001, however, Computer Motion voluntarily dismissed its appeal. Then, in May 2001, Computer Motion filed a motion in the District Court requesting that the Court lift the stay and not further delay the litigation. The Court denied this motion on July 26, 2001 and left the stay in place.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,201,984. The `984 patent which concerns aspects of voice control of surgical instruments issued to IBM in early March 2001 and is exclusively licensed to us. In late June 2001, Computer Motion filed a request to add its own U.S. Patent No. 6,244,809 to this Delaware litigation alleging that we infringe the `809 patent by making, using, selling and offering for sale our da Vinci Surgical System. The `809 patent concerns aspects of devices for performing robotic surgery. If Computer Motion succeeds in adding its `809 patent into this litigation, we will have to defend Computer Motion's allegations.

If the Central District of California litigation proceeds after the PTO has resolved the interferences, and if we lose Computer Motion's suit against us, or if we cannot successfully defend Computer Motion's allegations of infringement of the `809 patent in Delaware, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose either of the patent suits, we will need to obtain from Computer Motion a license to this technology if we are to continue to market our products that have been found to infringe Computer Motion's patents. This license could be expensive, or could require us to license to Computer Motion some of our technology which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. We believe that we have multiple meritorious defenses to all of Computer Motion's claims. However, litigation is unpredictable and we may not prevail with any of these defenses. If Computer Motion is successful in either of the patent suits and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe any of Computer Motion's patents unless we can redesign them so they do not infringe Computer Motion's patents, which we may be unable to do. In addition, if we lose either of the patent suits, we could be required to pay Computer Motion damages, including treble damages, which could be substantial and harm our financial position.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against Intuitive, leaving only the `003 patent at issue in the suit. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

These claims will be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, this litigation could consume substantial amounts of our financial and managerial resources. At any time Computer Motion or Wilk may file additional claims against Intuitive Surgical, or we may file claims against Computer Motion or Wilk, which could increase the risk, expense and duration of the litigations. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information on our litigation with Computer Motion, see "Part II-Item 1: Legal Proceedings."

PUBLIC ANNOUNCEMENTS OF LITIGATION EVENTS MAY HURT OUR STOCK PRICE.

During the course of our administrative proceedings and/or lawsuits with Computer Motion and Brookhill-Wilk 1, LLC, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with SRI International, IBM Corporation, MIT, Heartport, Inc. (now part of Johnson & Johnson), and Olympus Optical Co., Ltd. of Japan. Any of these agreements may be terminated for breach, including the failure to make required payments under the IBM license and the failure to commercialize our products under the SRI International license. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products. See "Item 1: Business -- Intellectual Property," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the SEC.

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

Our products do incorporate computer software. Software can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to software defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience software errors or performance problems, any of the following could occur:

  delays in product shipments;
  loss of revenue;
  delay in market acceptance;
  diversion of our resources;
  damage to our reputation;
  increased service or warranty costs; or
  product liability claims.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

We have manufactured a limited number of our products for sales to customers. We may be unable to establish or maintain reliable, high- volume manufacturing capacity. Even if this capacity can be established and maintained, the cost of doing so may increase the cost of our products and reduce our ability to compete. We may encounter difficulties in scaling up production of our products, including:

  problems involving production yields;
  quality control and assurance;
  component supply shortages;
  shortages of qualified personnel; and
  compliance with state, federal and foreign regulations.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

We are highly dependent on the principal members of our management and scientific staff. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional qualified personnel with expertise in research and development, clinical testing, government regulation, manufacturing, sales and marketing, and finance. Our product development plans depend in part on our ability to attract and retain engineers with experience in mechanics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense, particularly in Silicon Valley. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies, and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR INTERNATIONAL ACTIVITIES.

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 33% of our sales for the three months ended June 30, 2001, 41% for the three months ended June 30, 2000, 42% for the six months ended June 30, 2001 and 45% for the six months ended June 30, 2000. We will be subject to a number of challenges that specifically relate to our international business activities. These challenges include:

  failure of local laws to provide the same degree of protection against infringement of our intellectual property;
  protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;
  the risks associated with foreign currency exchange rate fluctuation;
  the expense of establishing facilities and operations in new foreign markets; and
  building an organization capable of supporting geographically dispersed operations.

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

  develop or enhance our products and services;
  acquire technologies, products or businesses;
  expand operations in the United States or internationally;
  hire, train and retain employees; or
  respond to competitive pressures or unanticipated capital requirements.

Our failure to do any of these things could result in lower revenues and could harm our business.

SALES BY CURRENT STOCKHOLDERS COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of June 30, 2001, several entities beneficially owned more than 5% of the outstanding shares of our common stock, including Investor Guernsey Ltd. and PaTMarK Company, Inc. On May 8, 2001, Mayfield Fund distributed 1,734,176 shares of Intuitive common stock to its Partners, and on June 21, 2001, Mayfield Fund distributed 891,801 shares of Intuitive common stock to its Partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments as of June 2001 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. Each of these nine patents concerns methods and devices for conducting various aspects of robotic surgery. Until February 2001, the litigation was proceeding in the early stages of discovery, with no trial date set. In February 2001, in response to Intuitive's request, the District Court stayed -- put on hold -- all proceedings in the litigation because of the declaration by the U.S. Patent and Trademark Office ("PTO") of three interferences between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents (see next paragraph). A status report is due to the Court in one year, or earlier if the interferences are resolved before then. In March 2001, Computer Motion filed a Notice of Appeal of the Stay Order with the United States Court of Appeals for the Federal Circuit. In April 2001, however, Computer Motion voluntarily dismissed its appeal. Then, in May 2001, Computer Motion filed a motion with the District Court requesting that the Court lift the stay and not further delay the litigation. The Court denied this motion on July 26, 2001 and left the stay in place. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

Beginning in May 1999 and as recently as January 2001, we requested that the PTO declare interferences between some of our exclusively licensed SRI patent applications and six of Computer Motion's U.S. patents. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. On December 7 and 8, 2000, the PTO formally declared three interference proceedings between a single SRI patent application licensed to us and three of Computer Motion's patents: Nos. 5,878,193, 5,907,664 and 5,855,583. Several of our requests for other interferences are still pending. Because the SRI patent application licensed to Intuitive was filed in January 1992 and Computer Motion's three patents were filed no earlier than August 1992 and as late as February 1996, SRI/Intuitive is the "Senior Party" in each interference. As "Junior Party," Computer Motion bears the burden of proving that it is entitled to keep its patents. In papers filed with the PTO in March 2001, Computer Motion stated that it did not think of the involved inventions until after SRI/Intuitive filed for its patent application. We therefore anticipate that a second "priority" phase in each interference to determine which party invented the technology first will be unnecessary. The written portion of the "preliminary motions" phase of each interference has concluded. We filed seventeen motions in February and March 2001 to address possible contingencies and outcomes dependent on how the interference proceedings might progress. Given how the interferences have actually developed, it now appears that the PTO Board will not need to decide in our favor any of those seventeen motions for us to prevail in all three interferences. A hearing on our motions and on Computer Motion's five motions will be held in October 2001. Although the Board may decide some of the issues before the October hearing to simplify the proceedings that remain, we anticipate the Board will not decide many of the motions governing which party ultimately will prevail in each interference until around year-end.

In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An Opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, Intuitive cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution. Computer Motion has responded to our assertions and the matter is now before the EPO for further proceedings.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice- controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The '984 patent issued to IBM on March 13, 2001, and is exclusively licensed to us under the terms of our 1997 License Agreement with IBM. The '984 patent concerns various aspects of controlling movement of surgical instruments with voice commands and predates by several years Computer Motion's development of voice-controlled surgical robots. Because Computer Motion's voice-controlled HERMES product interfaces with the AESOP and ZEUS products, HERMES is also implicated in the patent infringement complaint. In early June 2001, Computer Motion requested that the District Court transfer this case from Delaware to the Central District of California, where Computer Motion's lawsuit against Intuitive is pending. The issue is fully briefed and awaits decision by the District Court. In addition, in late June 2001, Computer Motion filed a request to add its own U.S. Patent No. 6,244,809 to the Delaware litigation, alleging we infringe the `809 patent by making, using, selling and offering for sale our da Vinci Surgical System. This issue is also fully briefed and awaits decision by the District Court. If Computer Motion succeeds in adding its `809 patent into this litigation, and if we cannot defend Computer Motion's allegations of infringement, we may be subject to potential liability for damages, including treble damages, and could be required to cease making, using or selling the affected products, or to obtain license in order to continue to manufacture, use or sell the affected products. While we believe we have multiple meritorious defenses to the claims regarding the `809 patent, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against Computer Motion's assertions could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against Intuitive, leaving only the `003 patent at issue in the suit. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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
(4) From April 1, 2001 through June 30, 2001, we granted stock options to purchase 124,550 shares of our common stock, at prices ranging from $3.35 to $11.17 per share, to employees pursuant to our 2000 Equity Incentive Plan.
(5) From April 1, 2001 through June 30, 2001, we granted stock options to purchase 25,000 shares of common stock, at $6.29 per share, to directors pursuant to our 2000 Non-Employee Directors' Stock Option Plan.

The sales and issuance of securities described in paragraphs (1), (2), (3), (4), and (5) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 24, 2001, the stockholders of Intuitive Surgical, Inc.:

  Elected Scott S. Halsted and Alan J. Levy, Ph.D. to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2004. The following table sets forth the votes for each director.

	Votes For	Withheld
Scott S. Halsted	22,359,980	21,127
Alan J. Levy, Ph.D.	22,360,030	21,077

  Ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The voting results for this ratification were 22,335,471 - For; 30,239 - Against; and 15,397 - Abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intuitive Surgical.
3.2(2)	Bylaws of Intuitive Surgical.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.

_____________

(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.
(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.
(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.

(b) Current Reports on Form 8-K.

Form	Filing Date	Event Reported
8-K	05/09/2001

On April 4, 2001, Intuitive Surgical, Inc. issued a press release commenting on the patent infringement lawsuit jointly filed with International Business Machines Corporation against Computer Motion, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

(Registrant)

By:	/s/ SUSAN K. BARNES

Susan K. Barnes
Vice President, Finance, Chief Financial Officer and Assistant Secretary

Date: August 10, 2001

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intuitive Surgical.
3.2(2)	Bylaws of Intuitive Surgical.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.

_____________

(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.
(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.
(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.