Form 10-Q
period 2001-09-30
INTUITIVE SURGICAL INC
filed 2001-11-14
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The Registrant had 36,200,277 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2001.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                          September 30,December 31,
                                                             2001          2000
                                                         ------------  -----------
                                                         (Unaudited)   (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $     24,619  $    22,657
  Short-term investments...............................       39,655       66,784
  Accounts receivable..................................       15,557        6,444
  Inventory, net.......................................        7,595        6,076
  Prepaid expenses.....................................        2,723        1,705
                                                         ------------  -----------
          Total current assets.........................       90,149      103,666
Property and equipment, net............................        6,761        4,669
Intangible and other assets............................        3,502        4,086
                                                         ------------  -----------
          Total assets.................................      100,412      112,421
                                                         ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $      6,182  $     7,128
  Accrued compensation and employee benefits...........        2,379        2,609
  Warranty accrual.....................................        1,555        1,494
  Accrued royalty expense..............................           --        1,000
  Other accrued liabilities............................        1,590        2,028
  Deferred revenue.....................................        3,434        3,552
  Current portion of notes payable.....................        1,903        2,019
                                                         ------------  -----------
          Total current liabilities....................       17,043       19,830
Long-term notes payable................................          963        1,861
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of September 30, 2001 and
     December 31, 2000.................................           --           --
  Common stock, 200,000,000 shares authorized, $0.001
     par value, 36,198,713 and 35,675,822 shares
     issued and outstanding as of September 30, 2001
     and December 31, 2000, respectively...............           36           36
  Additional paid-in capital...........................      188,877      186,713
  Deferred compensation................................       (1,145)      (2,483)
  Accumulated deficit..................................     (106,118)     (93,670)
  Accumulated other comprehensive income (loss)........          756          134
                                                         ------------  -----------
          Total stockholders' equity...................       82,406       90,730
                                                         ------------  -----------
          Total liabilities and stockholders' equity... $    100,412  $   112,421
                                                         ============  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                     ----------------------  ----------------------
                                        2001        2000        2001        2000
                                     ---------- -----------  ---------- -----------
Sales.............................. $   10,861  $    7,859  $   35,660  $   15,918
Cost of sales......................      5,750       4,708      18,972      10,743
                                     ----------  ----------  ----------  ----------
    Gross profit...................      5,111       3,151      16,688       5,175
                                     ----------  ----------  ----------  ----------
Operating costs and expenses:
  Research and development.........      3,493       3,172      10,060       8,624
  Selling, general and                      --          --          --          --
   administrative..................      7,452       5,395      21,952      12,510
                                     ----------  ----------  ----------  ----------
    Total operating costs and
     expenses......................     10,945       8,567      32,012      21,134
                                     ----------  ----------  ----------  ----------
Loss from operations...............     (5,834)     (5,416)    (15,324)    (15,959)
Other income (expense).............      1,036       1,396       2,876       2,417
                                     ----------  ----------  ----------  ----------
Net loss........................... $   (4,798) $   (4,020) $  (12,448) $  (13,542)
                                     ==========  ==========  ==========  ==========
Basic and diluted net loss per
  common share..................... $    (0.13) $    (0.12) $    (0.35) $    (0.68)
                                     ==========  ==========  ==========  ==========
Shares used in computing net
  loss per common share............     36,056      34,665      35,704      20,016
                                     ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                             For the Nine Months
                                                             Ended September 30,
                                                         ------------------------
                                                            2001         2000
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net loss............................................... $   (12,448) $   (13,542)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................       1,638        1,147
  (Gain) loss on sales of fixed assets.................         (11)          --
  Amortization of deferred compensation................       1,338        1,803
  Amortization of intangible and other assets..........         584          389
Changes in operating assets and liabilities:
  Accounts receivable..................................      (9,113)      (6,329)
  Prepaid expenses.....................................      (1,018)      (1,054)
  Inventory............................................      (1,519)      (2,395)
  Accounts payable.....................................        (946)       2,503
  Accrued compensation and employee benefits...........        (230)         665
  Warranty accrual.....................................          61          359
  Other accrued liabilities............................        (438)         183
  Accrued royalty expense..............................      (1,000)          --
  Deferred revenue.....................................        (118)       1,597
                                                         -----------  -----------
Net cash used in operating activities..................     (23,220)     (14,674)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (3,755)      (2,277)
Proceeds from sale of fixed assets.....................          36           --
Acquisition of patents.................................          --       (3,000)
Purchase of short-term investments.....................     (42,075)     (55,628)
Proceeds from sales of short-term investments..........      34,803        5,600
Proceeds from maturities of short-term investments.....      35,023       10,576
                                                         -----------  -----------
Net cash provided by (used in) investing activities....      24,032      (44,729)
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock..............          --       34,756
Proceeds from issuance of common stock.................       2,228       47,478
Repurchase of common stock.............................         (64)         (15)
Proceeds from notes payable............................         550          500
Repayment of notes payable.............................      (1,564)      (1,457)
                                                         -----------  -----------
Net cash provided by financing activities..............       1,150       81,262
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...       1,962       21,859
Cash and cash equivalents, beginning of period.........      22,657        4,106
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    24,619  $    25,965
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Annual Report on Form 10-K of Intuitive Surgical, Inc, filed with the Securities and Exchange Commission. The results for the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 or future operating periods.

NOTE 2. CONCENTRATIONS OF RISK

For the nine months ended September 30, 2001, one customer, A, accounted for 14% of total sales. For the nine months ended September 30, 2000, one customer, A, accounted for 11% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the nine months ended September 30, 2001 and 2000. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at September 30, 2001 and December 31, 2000.

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

NOTE 5. INVENTORY, NET

Inventory, net consists of the following (in thousands):

                                September 30, December 31,
                                   2001           2000
                               -------------  -----------
Raw materials................ $       2,583  $     2,650
Work-in-process..............         1,590        1,130
Finished goods...............         3,422        2,296
                               -------------  -----------
                              $       7,595  $     6,076
                               =============  ===========

NOTE 6. INTANGIBLE AND OTHER ASSETS

Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At September 30, 2001 gross intangible assets totaled $4.7 million and related accumulated amortization was $1.2 million.

NOTE 7. COMPREHENSIVE LOSS

The components of comprehensive loss consist of the following (in thousands):

                                         Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Net loss............................ $  (4,798) $  (4,020) $ (12,448) $ (13,542)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.....................        --         14         --        (77)
  Change in unrealized gain on
    forward exchange contracts......        --         --        (67)        --
  Change in unrealized gain (loss)
    on available-for-sale securities       531        169        689        112
                                      ---------  ---------  ---------  ---------
Comprehensive loss.................. $  (4,267) $  (3,837) $ (11,826) $ (13,507)
                                      =========  =========  =========  =========

NOTE 8. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                  Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               ------------------------  ------------------------
                                  2001         2000         2001         2000
                               -----------  -----------  -----------  -----------
Numerator used for basic and
  diluted net loss per
  common share............... $    (4,798) $    (4,020) $   (12,449) $   (13,542)
Denominator used for basic
  and diluted net loss per
  common share:
  Weighted-average shares
    outstanding..............  36,169,191   35,549,811   35,918,873   21,018,784
  Less weighted-average
    shares subject to
    repurchase...............    (112,995)    (884,313)    (214,843)  (1,002,949)
                               -----------  -----------  -----------  -----------
  Weighted-average shares
    used in computing basic
    and diluted net loss per
    common share.............  36,056,196   34,665,498   35,704,030   20,015,835
                               ===========  ===========  ===========  ===========
Basic and diluted net loss
  per common share........... $     (0.13) $     (0.12) $     (0.35) $     (0.68)
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

NOTE 11. OTHER FINANCIAL INSTRUMENTS

We did not hold any forward exchange contracts at September 30, 2001. At December 31, 2000, we had forward foreign exchange contracts of approximately 2 months duration, to exchange euro and Belgian Francs for U.S. dollars in the total gross notional amount of $781,000. The net effect on settlement of these contracts during the three months ended March 31, 2001 was not material to our financial position or our results of operations and is included in other income (expense) in the accompanying consolidated statements of operations.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 141 and SFAS No. 142 as of January 1, 2002. The Company does not currently believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and September 30, 2000 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Intuitive Surgical's Annual Report on Form 10-K for the year ended December 31, 2000.

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

In 1999, we obtained permission from the European Union to affix the CE Mark to the da Vinci Surgical System and EndoWrist instruments for general surgical and cardiac surgical use. Based on this approval, we recognized revenue for the first time in the second quarter of 1999 for the sale of our products. In July 2000, we received clearance from the U.S. Food and Drug Administration, the FDA, to begin commercialization of our da Vinci Surgical System in the United States for use in laparoscopic surgical procedures. In March 2001, we received clearance from the FDA for use of our da Vinci Surgical System in non-cardiac thoracoscopic surgical procedures. In May 2001, we received market clearance from the FDA to promote use of the da Vinci Surgical System for performance of laparoscopic radical prostatectomy procedures.

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

RESULTS OF OPERATIONS

Sales. Sales for the three months ended September 30, 2001 were $10.9 million, up 38% from the three months ended September 30, 2000. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to 10 in the third quarter of 2001 from 8 in the third quarter of 2000. Sales for the nine months ended September 30, 2001 were $35.7 million, up 124% from $15.9 million for the nine months ended September 30, 2000. The sales increase was primarily due to an increase in the number of year-to-date da Vinci Surgical Systems sold to 34 in 2001 from 17 in 2000.

Gross Profit. Gross profit for the three months ended September 30, 2001 was $5.1 million, or 47% of sales, compared with $3.2 million, or 40% of sales for the three months ended September 30, 2000. Gross profit for the nine months ended September 30, 2001 was $16.7 million, or 47% of sales, compared with $5.2 million, or 33% of sales for the nine months ended September 30, 2000. The improvement in gross profit resulted from sales growth and increased manufacturing efficiencies.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2001 were $3.5 million, up 10% from $3.2 million for the three months ended September 30, 2000. Research and development expenses for the nine months ended September 30, 2001 were $10.1 million, up 17% from $8.6 million for the nine months ended September 30, 2000. The year over year increases resulted primarily from headcount additions to support product development and enhancements.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2001 were $7.5 million, up 38% from $5.4 million for the three months ended September 30, 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $22.0 million, up 75% from $12.5 million for the nine months ended September 30, 2000. The year over year increases resulted from headcount additions in sales and marketing to support increased revenue and the installed base of da Vinci Surgical Systems.

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expenses. Non-cash deferred compensation expense included in research and development expenses was $0.2 million and $0.6 million for the three months ended September 30, 2001 and 2000, respectively. Non-cash deferred compensation expense included in research and development expense was $0.8 million and $1.3 million for the nine months ended September 30, 2001 and 2000, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.1 million and $0.2 million for the three months ended September 30, 2001 and 2000, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.5 million and $0.5 million for the nine months ended September 30, 2001 and 2000, respectively. The remaining $1.1 million of deferred compensation will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded vesting method. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2001 was $1.0 million, down $0.4 million compared to $1.4 million for the three months ended September 30, 2000. The decrease was due primarily to lower 2001 interest income resulting from lower average cash and short-term investment balances. Other income (expense) for the nine months ended September 30, 2001 was $2.9 million, up $0.5 million for the nine months ended September 30, 2000. The increase resulted from higher cash and short-term investment balances, driven by the exercise of warrants to purchase preferred stock in March 2000, yielding approximately $34.8 million in net proceeds, and our initial public offering in June and July 2000, which raised net proceeds of approximately $46.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Financing. Prior to our initial public offering, operations were financed primarily through sales of our preferred stock, yielding net proceeds of approximately $127.3 million, and equipment financing arrangements yielding approximately $8.0 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, by which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement. In June and July 2000, we completed the initial public offering of 5,750,000 shares of our common stock and realized net proceeds of approximately $46.8 million.

As of September 30, 2001, we had working capital of $73.1 million, compared to $83.8 million as of December 31, 2000. The decrease in working capital during the first nine months of 2001 resulted primarily from our year-to-date net loss of $12.4 million.

Cash and Short-Term Investments. Our principal source of liquidity comes from cash and short-term investments. As of September 30, 2001, we had cash, cash equivalents and short-term investments of $64.3 million, comprised of $24.6 million cash and $39.7 million short-term investments. Short-term investments consist of highly-liquid, interest-bearing notes and commercial paper. Cash and short-term investments as of December 31, 2000 was $89.4 million. The $25.1 million decrease during the first nine months of 2001 resulted primarily from our net loss of $12.4 million, increased accounts receivable of $9.2 million, investments in fixed assets of $3.8 million and payment of a $1.0 million royalty to IBM.

Accounts Receivable. Net accounts receivable was $15.6 million as of September 30, 2001, up $9.2 compared to $6.4 million at December 31, 2000. The increase was due largely to an increase in average days receivables outstanding from 54 days at December 31, 2000 to 129 days at September 30, 2001. The higher days sales outstanding at September 30, 2001 resulted from a high concentration of third quarter sales in the last month of the quarter after the seasonally slower summer months.

Inventory. Net inventory was $7.6 million as of September 30, 2001, up $1.5 million compared to $6.1 million at December 31, 2000. The increase was due primarily to increased production efforts to meet greater sales volume going forward.

Current Liabilities. Total current liabilities were $17.0 million at September 30, 2001, down $2.8 million compared to $19.8 million at December 31, 2000. The decline in current liabilities resulted primarily from lower accounts payable and other accrued liabilities ($1.3 million); accrued royalties ($1.0 million) at December 31, 2000 paid in the first quarter of 2001; and accrued compensation and employee benefits ($0.2 million) at December 31, 2000 paid in the first quarter of 2001.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss for the three months ended September 30, 2001 was $4.8 million compared to a net loss of $4.0 million for the three months ended September 30, 2000. As of September 30, 2001, we had an accumulated deficit of $106.1 million.

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

A relatively small number of customers account for a significant portion of our total revenues. For the nine months ended September 30, 2001, AB Medica SRL, our Italian distributor, accounted for 14% of total sales. For the nine months ended September 30, 2000, AB Medica SRL accounted for 11% of total sales.

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

The European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. In January 1999, we received permission to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments for general surgical use. We received additional CE approvals for use of our da Vinci Surgical System and EndoWrist instruments in cardiac surgery in September 1999, February 2000, and August 2001.

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

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,878,193, 5,762,458, 6,001,108, 5,815,640, 5,907,664 and 5,855,583 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. These patents concern methods and devices for conducting various aspects of robotic surgery. On December 7 and 8, 2000, the U.S. Patent and Trademark Office ("PTO") declared three interferences between a single SRI patent application exclusively licensed to Intuitive and three of Computer Motion's patents, Numbers 5,878,193, 5,907,664 and 5,855,583. These interferences resulted from requests for interference filed in May through July 1999. In light of those declarations of interference, the District Court on February 5, 2001 stayed -- put on hold -- all proceedings in the litigation for one year while the PTO conducts the interference proceedings. In March 2001, Computer Motion filed a Notice of Appeal of the Stay Order with the United States Court of Appeals for the Federal Circuit. In April 2001, however, Computer Motion voluntarily dismissed its appeal. Then, in May 2001, Computer Motion filed a motion in the District Court requesting that the Court lift the stay and not further delay the litigation. The Court denied this motion on July 26, 2001 and left the stay in place. On October 10, 2001 the PTO held a hearing concerning all three interferences. Decisions regarding all of the motions argued at the interference hearing are expected in late 2001.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,201,984. The '984 patent which concerns aspects of voice control of surgical instruments issued to IBM in early March 2001 and is exclusively licensed to us. In late June 2001, Computer Motion filed a request to add its own U.S. Patent No. 6,244,809 to this Delaware litigation alleging that we infringe the '809 patent by making, using, selling and offering for sale our da Vinci Surgical System. The '809 patent concerns aspects of devices for performing robotic surgery. On November 9, 2001, the Delaware Court refused to permit Computer Motion to add its '809 patent into the Delaware litigation.

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

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against Intuitive, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint. This ruling terminates in our favor all substantive liability issues in the litigation unless Wilk chooses to appeal the summary judgment to the U.S. Court of Appeals for the Federal Circuit. If the District Court's decision is appealed, we believe the summary judgment of noninfringement will be upheld by the appellate court. However, litigation is unpredictable and we may not prevail on appeal. If we lose an appeal and ultimately Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We continue to believe that we have multiple meritorious defenses in this action. In addition, if Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. If we lose the patent suit, we could also be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the FDA's Quality System Regulations (QSR). We are also required to comply with the European Union (EU) ISO 9001 and Medical Device Directive (MDD) standards in order to produce products bearing the CE Mark for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or the aforementioned EU standards, we may be required to cease all or part of our operations until we comply with these regulations. Maintaining such compliance is difficult and costly. In March 2000, the FDA inspected our Mountain View facility and the Good Manufacturing Practice issues raised during the inspection were satisfactorily resolved with the FDA. We are also audited on an annual basis to assure compliance with EU ISO 9001 and MDD standards. In June 2001, our facility in Mountain View was audited and the EU standards issues raised during the inspection were satisfactorily resolved allowing us to continue applying the CE Mark to our products. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or the ISO 9001 standards in future audits by regulatory authorities.

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

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 22% of our sales for the three months ended September 30, 2001, 35% for the three months ended September 30, 2000, 36% for the nine months ended September 30, 2001 and 41% for the nine months ended September 30, 2000. We will be subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

SALES BY CURRENT STOCKHOLDERS COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of September 30, 2001, several entities beneficially owned more than 5% of the outstanding shares of our common stock, including Allan G. Lozier, Investor Guernsey Ltd. and PaTMarK Company, Inc.

On May 8, 2001, June 21, 2001, and October 29, 2001, Mayfield Fund distributed 1,734,176, 891,801, and 875,327shares of Intuitive common stock to its Partners, respectively.

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

Beginning in May 1999 and as recently as March 2001, we requested that the PTO declare interferences between some of our exclusively licensed SRI patent applications and six of Computer Motion's U.S. patents. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. On December 7 and 8, 2000, the PTO formally declared three interference proceedings between a single SRI patent application licensed to us and three of Computer Motion's patents: Nos. 5,878,193, 5,907,664 and 5,855,583. Several of our requests for other interferences are still pending. Because the SRI patent application licensed to Intuitive was filed in January 1992 and Computer Motion's three patents were filed no earlier than August 1992 and as late as February 1996, SRI/Intuitive is the "Senior Party" in each interference. As "Junior Party," Computer Motion will bear the burden of proving that it is entitled to keep its patents. In papers filed with the PTO in March 2001, Computer Motion stated that SRI/Intuitive filed for its patent application before Computer Motion thought of its inventions. We therefore anticipate that a second "priority" phase of each interference to determine which party invented the technology first will be unnecessary. The written portion of the "preliminary motions" phase of each interference has concluded. We filed seventeen motions in February and March 2001 to address possible contingencies and outcomes dependent on how the interference proceedings might progress. A hearing on our motions and on Computer Motion's five motions was held on October 10, 2001 before the PTO Board. We expect the PTO Board to issue decisions regarding all of the motions around the end of 2001.

In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An Opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, Intuitive cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution. Computer Motion has responded to our Opposition and the matter is now before the EPO for further proceedings.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The '984 patent issued to IBM on March 13, 2001, and is exclusively licensed to us under the terms of our 1997 License Agreement with IBM. The '984 patent concerns various aspects of controlling movement of surgical instruments with voice commands and predates by several years Computer Motion's development of voice-controlled surgical robots. Because Computer Motion's voice-controlled HERMES product interfaces with the AESOP and ZEUS products, HERMES is also implicated in the patent infringement complaint. A trial date of June 2002 has been set for this litigation. In early June 2001, Computer Motion requested that the District Court transfer this case from Delaware to the Central District of California, where Computer Motion's lawsuit against Intuitive is pending. In addition, in late June 2001, Computer Motion filed a request to add its own U.S. Patent No. 6,244,809 to the Delaware litigation, alleging we infringe the '809 patent by making, using, selling and offering for sale our da Vinci Surgical System. On November 9, 2001, the District Court denied both of Computer Motion's requests, ruling that the litigation will remain in Delaware and that Computer Motion will not be able to add its '809 patent into the suit. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against Intuitive, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted in Intuitive's favor summary judgment of noninfringement of the '003 patent and so dismissed Wilk's complaint. This ruling terminates in Intuitive's favor all liability issues in the litigation unless Wilk chooses to appeal the summary judgment to the U.S. Court of Appeals for the Federal Circuit. If Wilk appeals, the litigation will continue at the appellate level. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We continue to believe that we have multiple meritorious defenses in this action, and further believe that Wilk has little chance of success if it chooses to appeal the District Court's summary judgment of noninfringement to the U.S. Court of Appeals for the Federal Circuit. However, litigation is unpredictable and we may not prevail with any of our defenses or on appeal. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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
(6) From July 1, 2001 through September 30, 2001, we granted stock options to purchase 306,300 shares of our common stock, at prices ranging from $5.60 to $13.80 per share, to employees pursuant to our 2000 Equity Incentive Plan.

The sales and issuance of securities described in paragraphs (1), (2), (3), (4), (5), and (6) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

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

_____________

(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.

(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.

(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.

(b) Current Reports on Form 8-K. We did not file a Current Report on Form 8-K during the three month period ending September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Vice President, Finance, Chief Financial Officer and Assistant Secretary

Date: November 14, 2001

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