Form 10-K
period 2001-12-31
INTUITIVE SURGICAL INC
filed 2002-04-01
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-30713

Intuitive Surgical, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0416458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

950 Kifer Road
Sunnyvale, California    94086
(Address of Principal Executive Offices including Zip Code)

(408) 523-2100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on March 15, 2002, as reported by Nasdaq, was approximately $279,861,580. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of the registrant's common stock on March 15, 2002 was 36,372,813.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III -- Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference into Part III.

Intuitive Surgical, Inc.

2001 ANNUAL REPORT ON FORM 10-K

INDEX

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

COMPANY BACKGROUND

In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc. Intuitive™®, da Vinci™, EndoWrist™, InSite™ and Navigator™ are trademarks of Intuitive Surgical, Inc.

We design and manufacture the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery -- the third generation. We believe that this new generation of surgery, which we call Intuitive surgery, is a revolutionary advance similar in scope to the previous two generations of surgery -- open surgery and minimally invasive surgery, or MIS. Our da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and our proprietary instruments. By placing computer-enhanced technology between the surgeon and patient, we believe that our system enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of minimally invasive surgery.

In March 1997, surgeons using an early prototype of our technology successfully performed Intuitive surgery on humans. Beginning in May 1998, surgeons using our technology successfully performed what we believe were the world's first computer-enhanced closed chest heart surgeries, including mitral valve repair, dissection of an internal mammary artery and grafting of a coronary artery. In early 2000, surgeons using our technology successfully completed what we believe was the world's first beating heart bypass procedure using only small ports. In July 2000, we received marketing clearance from the U.S. Food and Drug Administration (FDA) for the da Vinci Surgical System to assist in the control of Intuitive Surgical endoscopic instruments including: rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, stabilizers, electrocautery, and accessories during laparoscopic surgical procedures such as cholecystectomy or Nissen fundoplication. We received clearance for a non-cardiac thoracoscopic surgery indication for the product in March 2001. Additionally, in May 2001 we received clearance for use of our products in laparoscopic prostatectomy procedures. As of December 31, 2001, we have sold 89 of our da Vinci Surgical Systems and surgeons using our technology have successfully completed several thousand surgery procedures of various types.

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

Third Generation Surgery: The Intuitive Surgical Solution

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
  Easy to Learn and Perform. In designing our products, we have focused on making our technology as simple as possible to use, even though it is inherently complex. We believe that tissue manipulations using our products are as natural as hand movements in open surgery. In our experience, based on feedback from surgeons who have performed hundreds of procedures, surgeons can learn to manipulate our instruments with only a short amount of training. Learning to perform surgical procedures using the da Vinci Surgical System will vary depending on the complexity of the procedure and the surgical team's experience with MIS surgery techniques.
  Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform surgery in virtually any part of the body. To date, surgeons have used the da Vinci Surgical System to perform over 100 different types of surgical procedures.

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
  Facilitate Difficult MIS Operations. We believe surgical procedures that today are performed only rarely using MIS techniques will be performed routinely and with confidence using Intuitive surgery. Some procedures have been adapted for port-based techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci Surgical System will enable more surgeons at more institutions to perform these procedures.
  Simplify Existing, High-Volume MIS Procedures. We believe surgical procedures that today are performed routinely using MIS techniques will be performed more quickly and safely with Intuitive surgery. For example, over the past decade, approximately 85% of gall bladder removals performed in the United States have been converted to MIS surgery. We believe that the da Vinci Surgical System will make these procedures easier, faster and more cost effective to perform.

INTUITIVE SURGICAL'S PRODUCTS

Our principal products include the da Vinci Surgical System and a variety of "smart disposable" EndoWrist instruments.

da Vinci Surgical System

Surgeon's Console. The da Vinci Surgical System allows the surgeon to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon's fingers grasp the instrument controls below the display with wrists naturally positioned relative to his or her eyes. Using hardware, software, algorithms, mechanics and optics, our technology is designed to seamlessly translate the surgeon's hand movements into precise and corresponding real-time microsurgical movements of the EndoWrist instruments inside the patient.

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

MARKETING AND DISTRIBUTION

We market our products through a direct sales force in the United States and most of Europe. We have also entered into agreements with distributors in Italy and Japan. Our marketing and sales strategy in the United States and Europe involves the use of a combination of area sales managers, technical sales representatives and clinical training specialists. As of December 31, 2001, we had 70 employees in sales and marketing. We expect to significantly increase our sales and marketing force as we expand our business.

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

Clinical training specialists provide training and support to physicians and other hospital staff. We employ service technicians to install our da Vinci™ Surgical Systems and to provide non-clinical technical expertise, service and maintenance. We believe that this combination of technical sales representatives, clinical training specialists and service technicians provides an appropriate balance of professional selling skills while maintaining an appropriate level of technical expertise in the field.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and requires the approval of senior management at purchasing institutions. Particularly during the period in which our sales volume is low, this may contribute to fluctuations in our quarterly operating results.

TECHNOLOGY

Using key technologies, we have designed the da Vinci Surgical System to ensure intuitive control and fail-safe operation of the system. The system updates arm and instrument positions over 1,000 times per second, thereby ensuring real-time connectivity between the surgeon's hand movements and the movements of the instrument tips. A backup battery is included in the system that can power the system for more than 20 minutes in case of power loss or fluctuation. This 20-minute period is believed to be sufficient either to reestablish the power supply or for the hospital back-up power system to become effective.

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

Unlike other 3-D systems, our InSite vision system relies on two entirely separate vision channels. Two eyepieces are linked by a precisely designed optical assembly to two high resolution, and high contrast medical grade monitors, which have been specially designed to have a high visual update rate that eliminates flicker and thus, reduces eye fatigue. Our stereo endoscope uses two separate high-resolution optical channels to improve image clarity. The stereo images pass through video processing electronics that provide specialized edge enhancement and noise reduction. A foot switch at the surgeon's console operates a focus controller on the endoscope. The endoscope self-regulates the temperature of its tip to eliminate fogging during procedures.

Our EndoWrist instruments use a wrist joint architecture driven by tiny but very high strength, flexible tungsten cables. Each tungsten cable is a "metal rope" constructed from over 200 fibers that are each less than one thousandth of an inch in diameter. These cables are similar in function to the tendons of a human wrist and are used to drive fluid motions of the wrist joint. The instruments each contain a custom memory chip that records and stores data each time the instrument is placed on the system. The chip contains encrypted security codes to protect against use of non-Intuitive Surgical instruments so that only our instruments will work with the da Vinci Surgical System. The chip identifies the type of tool being inserted so that different instrument types can be controlled uniquely by the system. The chip also records usage of the instrument and expires the instrument after its prescribed life.

INTELLECTUAL PROPERTY

Since our inception in late 1995, we have encountered and solved a number of technical hurdles. We have patented and continue to pursue patent and other intellectual property protection for the technology that we have developed to overcome such hurdles. In addition to developing our own patent portfolio, we have spent significant resources in acquiring exclusive license rights to necessary and desirable patents and other intellectual property from SRI International and IBM, who were early leaders in applying robotics to surgery. One of the strengths of our portfolio is that the licensed SRI International and IBM patents have original filing dates as early as January 1992 and June 1991, respectively. We have also exclusively licensed a patent application from MIT concerning robotic surgery. In April 2000, we exclusively licensed an extensive minimally invasive heart surgery patent portfolio from Heartport, Inc. in the field of robotic surgery. These patents cover many different forms of minimally invasive robotic surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement and beating heart stabilization. In June 2001, we entered into a non-exclusive patent license with Olympus Optical Co., Ltd. of Japan for several robotic surgery patents. As of February 19, 2002, we hold exclusive field-of-use licenses for over 70 United States patents and approximately 40 foreign patents, and own outright 15 U.S. patents that expire no earlier than 2016. We also own or have licensed numerous pending United States and foreign patent applications, several of which were recently allowed. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon's console, electromechanical arms, vision system and our EndoWrist instruments. We intend to continue to file additional patent applications to seek protection for other proprietary aspects of our technology.

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

IBM License Agreement

IBM conducted research on the application of computers and robotics to surgery during the late 1980s and early 1990s. IBM performed some of this work in conjunction with the Johns Hopkins Medical Center. Our license agreement with IBM covers a number of technologies related to the application of computers and robotics to surgery. Under the terms of this agreement, we have an exclusive, worldwide, royalty-free license to a number of IBM patents and patent applications in the field of surgery performed on animals and humans. We also have a non-exclusive license from IBM to practice in the areas of neurology, ophthalmology, orthopedics and biopsies. Under the license, we were obligated to make two payments to IBM, which were tied to revenue milestones. The final payment became payable in December 2001 and was paid in March 2002. The IBM license agreement will terminate upon the last expiration of the licensed patents. Currently, the last patent expiration date is in 2016, although this could change. IBM could have terminated the license had we failed to make the required payments. IBM may terminate the license in the event of a material, uncured breach of our obligations. In the event IBM terminates the license agreement, we cannot assure you that necessary licenses could be reacquired from IBM on satisfactory terms, if at all.

In March 2001, consistent with the terms of our license agreement with IBM, Intuitive and IBM jointly sued Computer Motion, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,201,984. Trial in this case is presently set for the third quarter of 2002. See "Item 3: Legal Proceedings" for a more detailed description of this litigation.

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

Heartport, Inc. License Agreement

Since its inception in the early 1990s, Heartport, Inc. has developed an extensive patent portfolio covering systems and methods for performing many different aspects of minimally invasive heart surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement, and beating heart stabilization. In April 2000, we acquired an exclusive, worldwide license in the field of robotic surgery to much of Heartport's portfolio, including many issued U.S. patents so far and many still-pending U.S. and foreign applications. The license is royalty-free unless we sell instruments for robotic surgery procedures that are not operated by the robotic surgery system, in which case we pay a small royalty.

Our license will terminate upon the last expiration of the patents licensed from Heartport. Currently, the last patent expiration date is in 2015, although this could change. Heartport may terminate the license in the event of a material, uncured breach of our obligations. In the event Heartport terminates the license, we cannot assure you that the necessary or desirable licenses could be reacquired from Heartport on satisfactory terms, if at all. Intuitive's exclusive license survives Johnson & Johnson's acquisition of Heartport.

In April 2001, Heartport became part of the Cardiovations Division of Ethicon, Inc., a Johnson & Johnson Company. Ethicon, Inc. therefore is now Intuitive's licensor under the Heartport license.

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

MANUFACTURING

Prior to February 2002, we leased a 13,000 square foot manufacturing facility in Mountain View, California. We used this facility and our manufacturing personnel to produce the systems and instruments that were sold and used in clinical trials through December 2001. The manufacture of our products is a complex operation involving a number of separate processes and components.

In February 2002, we moved our manufacturing facility to Sunnyvale, California. We now lease approximately 18,000 square feet of manufacturing space.

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

In July 1997, we received 510(k) clearance from the FDA for the surgeon's console and patient cart to be used with only rigid endoscopes, blunt dissectors, retractors and stabilizer instruments. In November 1997, we withdrew a subsequent 510(k) submission covering additional instruments necessary for performing most surgical procedures, including scissors, scalpels, forceps/pickups, needle holders, clip appliers and electrocautery, after the FDA indicated that substantial clinical data would be required to support clearance.

In January 1999, we filed a 510(k) submission with clinical data, seeking clearance for the da Vinci Surgical System and EndoWrist instruments for laparoscopic surgical procedures. In May 1999, the FDA determined that our products were not eligible for 510(k) clearance but would instead be required to undergo the PMA approval process. On June 16, 1999, after review of the clinical data on the use of our products in laparoscopic surgical procedures, the FDA's General Surgery Advisory Panel recommended approval. In November 1999, we filed a PMA application to commercialize our products for laparoscopic surgery, which was accepted for review by the FDA in December 1999. In March 2000, the FDA inspected our Mountain View facility and determined, after conducting an extensive audit, that our facility and manufacturing practices were consistent with Good Manufacturing Processes. In June 2000, the FDA determined that the PMA approval process was inappropriate for the da Vinci Surgical System and re-classified the device as class II. The Premarket Approval Application submitted in November 1999 was closed and the original 510(k) application reactivated. In July 2000, we received a letter from the FDA informing us of their decision to clear the da Vinci Surgical System for use in laparoscopic surgery. The decision to reclassify the device to class II also means that future submissions for the da Vinci Surgical System may be reviewed under the premarket notification process unless changes to the intended use significantly change the safety and effectiveness of the device, in which case a PMA may be required.

Subsequent to Intuitive's July 2000 clearance of the da Vinci Surgical System, we have obtained additional 510(k) clearances from the FDA to include non-cardiac thoracoscopic surgical procedures (March 2001) and laparoscopic radical prostatectomy (May 2001). In November 2000, we submitted an investigational device exemption application to the FDA requesting permission to conduct a multi-center clinical evaluation of the da Vinci Surgical System for mitral valve repair. In December 2000, we received a letter from the FDA approving the trials for mitral valve repair. We have commenced this clinical trial and, if completed, we expect to submit a 510(k) to the FDA requesting permission to expand the intended use for the da Vinci Surgical System to include mitral valve repair. In July 2001, we submitted an investigational device exemption application to the FDA requesting permission to conduct a multi-center evaluation of the da Vinci Surgical System for atrial septal defect closure. In August 2001, we received a letter from the FDA approving trials for atrial septal defect closure. We have commenced this clinical trial and, if completed, we expect to submit a 510(k) to the FDA requesting permission to expand the intended use for the da Vinci Surgical System to include atrial septal defect closure. In January 2001, we submitted an investigational device exemption application to the FDA requesting permission to conduct a multi-center evaluation of the da Vinci Surgical System for totally endoscopic coronary artery bypass grafting. In April 2001, we received a letter from the FDA approving trials for totally endoscopic coronary artery bypass grafting. We have commenced this clinical trial and, if completed, we expect to submit a 510(k) to the FDA requesting permission to expand the intended use for the da Vinci Surgical System to include totally endoscopic coronary artery bypass grafting. While each of these trials is in progress, we cannot assure you that such trials will produce clinical data adequate to support a 510(k) application.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

California Regulation

The state of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection. Our facilities and manufacturing processes were inspected in February 1998. We passed the inspection and received our device manufacturing license from the Food and Drug Branch (FDB) of the California Department of Health Service in March 1998. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the FDB. We passed this audit and are awaiting issuance of our device manufacturing license renewal.

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

Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE mark on its products. In January 1999, following an audit of our quality system and Mountain View facility, we received permission from DGM, our Notified Body and agent of the Danish Government, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments for general surgical use, Class II-b. Additional CE approvals for use of our da Vinci Surgical System and EndoWrist instruments in cardiac surgery were received in September 1999 and February 2000, Class III.

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

The Ministry of Health and Welfare regulates commercialization and reimbursement of medical devices in Japan. We have developed a clinical trial strategy for laparoscopic surgical use of the da Vinci Surgical System and EndoWrist instruments with our commercial partner in Japan. In May 2001 the proposed clinical trial strategy was approved by the Ministry of Health and Welfare. We commenced this clinical trial in June 2001 and, if completed, we expect to submit appropriate documentation to the Ministry of Health and Welfare requesting permission to commercialize the da Vinci Surgical System for conduct of laparoscopic surgical procedures in Japan. We are currently in the process of developing a cardiothoracic surgical clinical strategy with our commercial partner to facilitate conduct of an evaluation ultimately permitting expansion of the intended use for da Vinci Surgical System to include various cardiothoracic surgical procedures. However, we cannot assure you that we will succeed in procuring the required approvals to market our products in Japan or elsewhere, even if we develop a strategy and ultimately apply for these approvals.

THIRD-PARTY REIMBURSEMENT

In the United States and international markets where we intend to sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedures are considered non- experimental and non-cosmetic. In the United States, reimbursement for medical procedures under the Medicare and Medicaid programs is administered by Centers for Medicare & Medicaid Services. Generally speaking, procedure codes are assigned by the American Medical Association using the copyrighted Current Procedural Terminology codes, which are in turn incorporated in the Medicare and Medicaid programs coding system. Applications for new procedure codes may be submitted to the American Medical Association.

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

Domestic institutions will typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because the da Vinci Surgical System has been cleared for commercial distribution in the United States by the FDA, Medicare reimbursement is available for use of the device in laparoscopic and thoracoscopic procedures and procedures conducted under an approved investigational device exemption application. We believe that the additional procedures we intend to target are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors' policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may have to apply to the American Medical Association for a unique Current Procedural Terminology code covering computer-enhanced surgery. If an application for a unique code is required, reimbursement for any use of our products may be unavailable until an appropriate code is granted. The application process, from filing until adoption of a new code, can take two or more years.

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

EMPLOYEES

As of December 31, 2001, we had 241 employees, 50 of whom were engaged directly in research and development, 81 in manufacturing and service and 110 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

ITEM 2: PROPERTIES

We leased approximately 50,000 square feet in Mountain View, California. The lease expired in February 2002 and was not renewed.

Effective January 2002, we lease approximately 83,000 square feet in Sunnyvale, California. The facility is leased through April 2007, and we have an option to extend the lease for an additional five-year term.

ITEM 3: LEGAL PROCEEDINGS

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664, and 6,001,108, in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. Each of these nine patents concerns methods and devices for conducting various aspects of robotic surgery. Until February 2001, the litigation was proceeding in the early stages of discovery, with no trial date set. In February 2001, in response to our request, the District Court stayed -- put on hold -- all proceedings in the litigation because of the declaration by the U.S. Patent and Trademark Office ("PTO") of three "interference" proceedings between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents (see next paragraph). In February 2002, the District Court extended the stay through a status conference presently scheduled for late March 2002 at which the parties will discuss with the Court the propriety of further extending the stay through decisions by the PTO in the interferences. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On December 7 and 8, 2000, the PTO declared three interferences between a single SRI patent application exclusively licensed to Intuitive and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193 and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. These three interferences resulted from requests for interference filed in May through July 1999. Because the SRI patent application licensed to Intuitive was filed in January 1992 and Computer Motion's three patents were filed no earlier than August 1992 and as late as February 1996, SRI/Intuitive is the "Senior Party" in each interference. As "Junior Party," Computer Motion bears the burden of proving that it is entitled to keep its patents. In papers filed with the PTO in March 2001, Computer Motion admitted that SRI/Intuitive filed for its involved patent application before Computer Motion thought of its inventions. We therefore anticipate that a second "priority" phase of each interference to determine which party invented the technology first will be unnecessary. During the first half of 2001, the parties filed over 20 motions in the three interferences. On October 10, 2001, the PTO held a hearing on all motions filed in all three interferences. Decisions regarding all of the motions are presently expected by the end of April 2002.

In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the California litigation and the interference proceedings. An Opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, Intuitive cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution. A hearing is expected sometime in 2002.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The '984 patent which concerns various aspects of voice control of surgical instruments issued to IBM in early March 2001 and is exclusively licensed to us. The '984 patent predates by several years Computer Motion's development of voice-controlled surgical robots. Because Computer Motion's voice-controlled HERMES product interfaces with the AESOP and ZEUS products, HERMES is also implicated in the patent infringement complaint. Trial is presently set for the third quarter of 2002. The Court so far has denied Computer Motion's request to add its own U.S. Patent No. 6,244,809 to this Delaware litigation and has refused to entertain Computer Motion's allegations that we infringe the '809 patent by making, using, selling and offering for sale our da Vinci Surgical System. The Delaware Court has also refused Computer Motion's request to transfer the litigation to California.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against Intuitive, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety. Wilk has since filed a notice with the U.S. Court of Appeals for the Federal Circuit to appeal the summary judgment ruling. Briefing on the appeal should conclude in mid-2002, with a hearing date possible towards the end of 2002 or in early 2003. We believe the appellate court will uphold the summary judgment of noninfringement. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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

QUARTER	HIGH	LOW
Year Ended December 31, 2001: First Quarter Second Quarter Third Quarter Fourth Quarter	$ 9.1250 14.7800 14.1500 10.7500	$ 4.8750 3.0000 4.9900 6.0100
Year Ended December 31, 2000: Second Quarter Third Quarter Fourth Quarter	$ 11.1250 19.0625 15.0625	$ 7.8750 9.4375 5.3750

As of December 31, 2001, there were approximately 288 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for at least the next three years.

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

                                                           Year Ended December 31,
                                            -----------------------------------------------------
                                              2001       2000       1999       1998       1997
                                            ---------  ---------  ---------  ---------  ---------
                                                      (In Thousands, Except Per Share Data)
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Sales..................................... $  51,673  $  26,624  $  10,192  $     --   $     --
Cost of sales.............................    28,218     18,031      9,273        --         --
                                            ---------  ---------  ---------  ---------  ---------
Gross profit..............................    23,455      8,593        919        --         --
                                            ---------  ---------  ---------  ---------  ---------
Operating costs and expenses:
  Research and development................    13,851     11,734     11,130     23,208     14,282
  Selling, general and administrative.....    29,987     19,136      9,338      7,565      4,434
  Technology license......................       --         --         --         --       6,000
                                            ---------  ---------  ---------  ---------  ---------
          Total operating expenses........    43,838     30,870     20,468     30,773     24,716
                                            ---------  ---------  ---------  ---------  ---------
Loss from operations......................   (20,383)   (22,277)   (19,549)   (30,773)   (24,716)
Interest income (expense), net............     3,683      3,754      1,134      1,330      1,114
                                            ---------  ---------  ---------  ---------  ---------
Net loss.................................. $ (16,700) $ (18,523) $ (18,415) $ (29,443) $ (23,602)
                                            =========  =========  =========  =========  =========

Basic and diluted net loss per share...... $   (0.47) $   (0.78) $   (3.81) $   (8.14) $  (11.24)
                                            =========  =========  =========  =========  =========
Shares used in computing basic and
  diluted net loss per share..............    35,815     23,796      4,837      3,619      2,100
                                            =========  =========  =========  =========  =========

                                                                  December 31,
                                            -----------------------------------------------------
                                              2001       2000       1999       1998       1997
                                            ---------  ---------  ---------  ---------  ---------
                                                                 (In Thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments............................. $  66,661  $  89,441  $  26,260  $  23,220  $  32,674
Working capital...........................    67,922     83,836     22,023     19,817     25,424
Total assets..............................   100,361    112,421     34,455     28,167     35,674
Notes payable, less current portion.......       771      1,861      2,521      2,438        897
Deferred compensation.....................      (886)    (2,483)      (943)    (1,128)    (1,831)
Accumulated deficit.......................  (110,370)   (93,670)   (75,147)   (56,732)   (27,289)
Total stockholders' equity................    78,293     90,730     22,211     20,596     27,331

The consolidated statements of operations data for the years ended December 31, 2001, 2000, and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP and included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998, and 1997 are derived from our audited consolidated financial statements that are not included in this Form 10-K. Historical results are not indicative of the results to be expected in the future.

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

RESULTS OF OPERATIONS

Sales. Sales for the fiscal year ended December 31, 2001 were $51.7 million, up 94% from $26.6 million for the fiscal year ended December 31, 2000. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to 49 in 2001 from 28 in 2000. Fiscal year 2000 sales were up $16.4 million, or 161%, from $10.2 million for the fiscal year ended December 31, 1999. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to 28 in 2000 from 12 in 1999.

Gross Profit. Gross profit for the fiscal year ended December 31, 2001 was $23.5 million, or 45% of sales, compared to $8.6 million, or 32% of sales in the previous fiscal year. The improvement in gross profit compared to the prior year resulted from sales growth and increased manufacturing efficiencies. Fiscal year 2001 and 2000 gross profit were both negatively impacted by a $1.0 million non-routine royalty charge that became due to IBM when Intuitive Surgical exceeded $50.0 million in annual revenue in 2001 and $25.0 million in 2000. Excluding the impact of this charge, fiscal year 2001 gross profit would have been $24.5 million, or 47% of sales, and fiscal year 2000 gross profit would have been $9.6 million or 36% of sales. The 2001 royalty payment represents the final royalty obligation under our agreement with IBM.

Fiscal year 1999 gross profit was $919,000, or 9%. Fiscal year 1999 was the first year in which revenue was recognized.

Research and Development Expenses. Fiscal year 2001 research and development costs were $13.9 million, up 18% from $11.7 million in fiscal year 2000. The increase was due to headcount increases and higher prototype material costs. Fiscal year 2000 research and development expenses of $11.7 million were up 5% from $11.1 million in 1999. The increase was primarily due to headcount increases, offset by a decrease caused by classifying manufacturing costs as cost of sales instead of research and development beginning in the second quarter of 1999, as sales were recorded for the first time, and lower fiscal year 2000 prototype materials costs.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal year 2001 were $30.0 million, up 57% from $19.1 million for fiscal year 2000. The year-over-year increase was due in large part to increases in headcount in the field service and sales functions to support increased revenue and a larger installed base of da Vinci Surgical Systems. Selling, general and administrative expenses for fiscal year 2000 were $9.8 million higher than fiscal 1999 expenses of $9.3 million. This increase was primarily due to headcount increases resulting from growing sales and marketing activities as the da Vinci Surgical System received US FDA clearance in fiscal year 2000.

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expenses and selling, general and administrative expenses. For the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization of deferred stock compensation of $1.6 million, $2.5 million and $865,000, respectively. For fiscal years 2001, 2000 and 1999 non-cash deferred compensation expense included in research and development expenses was $1.0 million, $1.9 million and $653,000, respectively. For fiscal years 2001, 2000 and 1999 non-cash deferred compensation expense included in selling, general and administrative expenses was $560,000, $684,000 and $212,000, respectively. Deferred compensation recorded through December 31, 2001 was $8.9 million with accumulated amortization of $8.0 million. The remaining $886,000 will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded-vesting method. Future amortization of deferred compensation at December 31, 2001 is as follows: 2002 -- $662,000; and 2003 -- $227,000. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

Interest Income. Interest income decreased 8% to $3.9 million for the fiscal year ended December 31, 2001 from $4.3 million in fiscal 2000. The decrease resulted primarily from lower interest rates earned on cash and short-term investment balances in 2001. Fiscal year 2000 interest income was $2.8 higher than fiscal year 1999 resulting from higher cash and short-term investment balances, driven by the exercise of warrants to purchase preferred stock in March 2000, yielding approximately $34.8 million in net proceeds, and our initial public offering in June and July 2000, which raised net proceeds of approximately $46.8 million.

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

As of December 31, 2001, we had cash, cash equivalents and short-term investments of $66.7 million, compared to $89.4 million at December 31, 2000 and $26.3 million at December 31, 1999. Working capital at December 31, 2001 was $67.9 million, compared to $83.8 million at December 31, 2000 and $22.0 million at December 31, 1999. The fiscal year 2001 decrease in cash and investments and working capital was primarily attributable to cash used to fund operating losses and to acquire fixed assets. The fiscal year 2000 increase in cash and investments and working capital was primarily due to proceeds from issuance of preferred stock of $34.8 million and initial public offering proceeds of $46.8 million, offset by cash used to fund operating losses.

Net cash used in operating activities was $18.6 million for the fiscal year ended December 31, 2001, compared to $12.8 million for the fiscal year ended December 31, 2000 and $15.9 for the fiscal year ended December 31, 1999. The increase in cash used in operations during 2001 compared to 2000 reflects higher working capital requirements in 2001, primarily caused by the growth in the Company's receivable balances. The accounts payable and other accrued liabilities remained relatively flat. The decrease in cash used in operations in 2000 compared to 1999 resulted primarily from a lower net loss for 2000 after adjusting for non-cash charges for depreciation and deferred compensation.

Net cash provided by investing activities was $11.2 million for the fiscal year ended December 31, 2001, compared to net cash used in investing activities of $50.8 million in 2000 and $10.3 million used in 1999. Fiscal year 2001 cash provided resulted from the net conversion of short-term investments into cash to support operations. The increase in cash used in investing activities between 2000 and 1999 is related to the purchase of short- term investments with the net proceeds from our initial public offering in June and July 2000 and from the exercise of warrants to purchase preferred stock in March 2000.

Net cash provided by financing activities was $771,000 for the fiscal year ended December 31, 2001, compared to $82.2 million for 2000 and $20.2 million for 1999. Fiscal year 2001 cash provided by financing resulted from proceeds from the issuance of common stock (resulting mainly from the employee stock purchase plan and the exercise of stock options) for $2.3 million, offset by the net repayment of long-term equipment financing debt of $1.5 million. Cash provided by investing activities in fiscal 2000 related primarily to our initial public offering in June and July 2000, yielding net proceeds of $46.8 million. Proceeds from the issuance of preferred stock were $34.8 million and $19.3 million in 2000 and 1999, respectively.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. We believe that our current cash and short-term investment balances, together with revenue to be derived from the sale of our products, will be sufficient to meet our liquidity requirements at least through 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Contractual Obligations and Commercial Commitments. The following table summarizes all significant contractual payment obligations by payment due date:

Payments by Period ($ Millions)

Contractual Obligation	Total	Under 1 Year	1-3 Years	Over 4Years
Long-term Debt	$2.4	$1.6	$0.8	-
Non-Routine Royalty	$1.0	$1.0	-	-
Building Lease	$12.4	$1.3	$7.3	$3.8
Total	$15.8	$3.9	$8.1	$3.8

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Revenue Recognition. In certain cases, revenue from direct system sales is generated from multiple element arrangements which require judgement in the areas of delivery, customer acceptance, installation and collectibility. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of the system, revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance occurs. The fair value of an undelivered element is based upon an estimate made by management. Amounts billed in excess of revenue recognized is recorded as deferred revenue on the balance sheet.

Warranties. We provide for the estimated costs of product warranties at the time revenue is recognized. The Company's estimate of costs to service its warranty obligations is based upon historical experience and expectation of future conditions. Should warranty claim activity and the costs associated with servicing those claims differ from the Company's estimates, revisions to the estimated warranty liability may be required.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon management estimates. Factors underlying these estimates include analysis of days outstanding, customer payment history and management judgement. The allowance is adjusted regularly to reflect current data and activity.

Inventory Reserves. We write our inventory down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Intangible Assets. We have intangible assets on our balance sheet related to the acquisition of patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The testing of these intangibles for impairment under established accounting guidelines is required on an ongoing basis. Changes in business conditions could potentially require future adjustments to asset valuations.

Contingencies. We are subject to proceedings, lawsuits and other claims related to our products, patents and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

A complete description of all significant accounting policies is included in Note 1 in the Notes to the consolidated financial statements, in Item 14 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). We adopted SFAS 133 effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133, as amended, has not had a significant impact on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the new standards. Other intangible assets will continue to be amortized over their respective useful lives. The Company will adopt SFAS No. 141 and SFAS No. 142 as of January 1, 2002. The Company does not currently believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. The Company will adopt SFAS No. 144 as of January 1, 2002. The Company does not currently believe that the adoption of SFAS No. 144 will have a significant impact on its financial position or results of operations.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss for the year ended December 31, 2001, 2000, and 1999 were $16.7 million, $18.5 million, and $18.4 million, respectively. As of December 31, 2001, we had an accumulated deficit of $110.4 million.

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

A relatively small number of customers account for a significant portion of our total revenues. In 1999, 2000, and 2001, the majority of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. For the year ended December 31, 1999, two customers, AB Medica SRL, located in Italy, and Marubeni America Corporation, located in New York, each accounted for 16% of our total sales. AB Medica SRL and Marubeni America Corporation are our Italian and Japanese distributors, respectively. For the year ended December 31, 2000, none of our customers accounted for 10% or greater of total sales. For the year ended December 31, 2001 AB Medica SRL accounted for 15% of total sales.

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

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108, in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. These patents concern methods and devices for conducting various aspects of robotic surgery. On December 7 and 8, 2000, the U.S. Patent and Trademark Office ("PTO") declared three interferences between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193, and 5,907,664. In light of those declarations of interference, the District Court in February 2001 stayed -- put on hold -- all proceedings in the litigation for one year while the PTO conducts the interference proceedings. In February 2002, the District Court extended the stay through a late March 2002 status conference, at which time the parties and the Court will discuss the propriety of further extending the stay in light of the ongoing interferences.

In connection with our joint litigation with IBM Corporation against Computer Motion in Delaware, Computer Motion has alleged infringement of its U.S. Patent No. 6,244,809. Although the Delaware Court refused to allow Computer Motion to sue us on this '809 patent in Delaware, Computer Motion may attempt to assert this patent against us in California if the California litigation continues.

If the California litigation proceeds notwithstanding the interferences, and if we ultimately lose Computer Motion's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we will need to obtain from Computer Motion a license to this technology if we are to continue to market our products that have been found to infringe Computer Motion's patents. This license could be expensive, or could require us to license to Computer Motion some of our technology which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If Computer Motion is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Computer Motion's patents unless we can redesign them so they do not infringe Computer Motion's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Computer Motion damages, including treble damages, which could be substantial and harm our financial position.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against Intuitive. On November 8, 2001, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk has since filed a notice with the U.S. Court of Appeals for the Federal Circuit to appeal the summary judgment ruling. Briefing on the appeal should conclude in mid-2002, with a hearing date possible towards the end of 2002 or in early 2003. If we lose on appeal and ultimately also lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. If we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

The foregoing proceedings, will be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in this lawsuit, these proceedings could consume substantial amounts of our financial and managerial resources. At any time Computer Motion or Wilk may file additional claims against Intuitive Surgical, or we may file claims against Computer Motion or Wilk, which could increase the risk, expense and duration of the litigations. Further, because of the substantial amount of discovery often involved in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information on our litigation with Computer Motion, see "Item 1: Business -- Legal Proceedings."

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with SRI International, IBM Corporation, MIT, Olympus Optical Co., Ltd., and Heartport, Inc., now part of Johnson & Johnson. Any of these agreements may be terminated for breach. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products. See "Item 1: Business -- Intellectual Property."

PUBLIC ANNOUNCEMENTS OF LITIGATION EVENTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

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

Our products do incorporate computer software. Software can contains errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to software defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience software errors or performance problems, any of the following could occur:

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

The state of California also requires that we maintain a license to manufacture medical devices. Our facilities and manufacturing processes were inspected in February 1998. In March 1998, we passed the inspection and received a device manufacturing license from the California Department of Health Services. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the FDB. We passed this audit and are awaiting issuance of our device manufacturing license renewal. We will be subject to periodic inspections by the California Department of Health Services and if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship any products.

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

In order to complete clinical trials, scale-up manufacturing, expand marketing and distribution capabilities and develop future products, we must expand our operations. We expect that future expansion will occur particularly in the areas of sales and marketing, manufacturing and research and development. This expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon our management, operating and financial systems and resources. We plan to sell our products primarily through direct sales, and we currently have a small sales organization. Our products require a complex marketing and sales effort targeted at several levels within a prospective customer's organization. We will continue to expand our sales team over the next 12 months to achieve our sales growth goals. We will face significant challenges and risks in building and managing our sales team, including managing geographically dispersed sales efforts and adequately training our sales people in the use and benefits of our products. To accommodate our growth and compete effectively, we will be required to improve our information systems, create additional procedures and controls and expand, train, motivate and manage our work force. Our future success will depend in part on the ability of current and future management personnel to operate effectively, both independently and as a group. We cannot be certain that our personnel, systems, procedures and controls will be adequate to support our future operations.

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

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 34%, 36% and 91% of our sales for the year ended December 31, 2001, 2000, and 1999, respectively. We will be subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

We expect that our existing capital resources and the revenue to be derived from the sale of our products will be sufficient to meet our working capital and capital expenditure needs at least through 2003. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

SALES BY CURRENT STOCKHOLDERS COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of December 31, 2001, several entities beneficially owned more than 5% of the outstanding shares of our common stock, including Allan G. Lozier, Investor Guernsey Ltd. and PaTMarK Company, Inc.

On May 8, 2001, June 21, 2001, and October 29, 2001, Mayfield Fund distributed 1,734,176, 891,801, and 875,237 shares of Intuitive common stock to its Partners, respectively.

On December 14, 2001, Morgan Stanley Venture Investors III, LP distributed 37,231 shares of Intuitive common stock to its Partners and Morgan Stanley Venture Partners III, LP distributed 387,769 shares of Intuitive common stock to its Partners.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily included money market accounts. The average duration of all of our investments as of December 2001 was approximately 1.5 years. At December 31, 2001, approximately 54% of our investment portfolio was composed of investments with original maturities of one year of less. The following table presents the amounts of our cash, cash equivalents and short-term investments that may be subject to interest rate risk and the weighted average interest rates by year of maturity ($ in thousands):

                                              2001
                                ----------------------------
                                Weighted average     Fair
                                 Interest Rate       Value
                                ---------------    ---------
Cash Equivalents
   Variable rate...............           2.22%  $   1,147
Marketable securities
   Fixed rate (mature in 2002).           5.13%  $  32,400
   Fixed rate (mature in 2004).           4.63%  $   8,828
   Fixed rate (mature in 2005).           6.58%  $  10,300
   Fixed rate (mature in 2006).           6.12%  $   4,646

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements: See Part Four, Item 14(a)(1) of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for registrants' annual meeting of Stockholders to be held on May 23, 2002. The Proxy Statement is anticipated to be filed within 120 days after the registrant's fiscal year end of December 31, 2001.

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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended December 31, 2001.

(c) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.3(1)	Bylaws of Registrant.
4.2(1)	Specimen Stock Certificate.
4.3(1)	Warrant to Purchase Shares of Common Stock, dated April 26, 2000.
10.1(1)	Form of Indemnity Agreement.
10.2(1)	2000 Equity Incentive Plan.
10.3(1)	2000 Non-Employee Directors' Stock Option Plan.
10.4(1)	2000 Employee Stock Purchase Plan.
10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.
10.6(1)	Equipment Financing Agreement (No. 10809), dated April 2, 1997, between the Registrant and Lease Management Services, Inc., and related addendums.
10.7(1)	Security Agreement, dated May 20, 1999, between the Registrant and Heller Financial Leasing, Inc., and related amendments.
10.8(1)	License Agreement, dated December 20, 1995, between the Registrant and SRI International.
10.9(1)	License Agreement, dated December 29, 1997, between the Registrant and International Business Machines Corporation.
10.10(1)	License Agreement, dated April 1, 1999, between the Registrant and Massachusetts Institute of Technology.
10.11(1)	Lease, dated September 9, 1996, between the Registrant and Zappettini Investment Co.
10.12(1)	Lease, dated February 5, 1997, between the Registrant and Zappettini Investment Co.
10.13(1)	Employment Agreement, dated February 28, 1997, between the Registrant and Lonnie M. Smith.
10.14(2)	Lease, dated July 16, 2001, between the Registrant and RNM Technology Drive, L.P.
23.1(2)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(2)	Power of Attorney (set forth on signature page).

_____________

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-33016)

(2) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/s/ LONNIE M. SMITH
Lonnie M. Smith
President and Chief Executive Officer

March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LONNIE M. SMITH Lonnie M. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ SUSAN K. BARNES Susan K. Barnes	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 29, 2002
/s/ SCOTT S. HALSTED Scott S. Halsted	Director	March 29, 2002
/s/ RUSSELL C. HIRSCH, M.D., PH.D. Russell C. Hirsch, M.D., Ph.D.	Director	March 29, 2002
/s/ RICHARD J. KRAMER Richard J. Kramer	Director	March 29, 2002
/s/ JAMES A. LAWRENCE James A. Lawrence	Director	March 29, 2002
/s/ ALAN J. LEVY, PH.D. Alan J. Levy, Ph.D.	Director	March 29, 2002
/s/ FREDERIC H. MOLL, M.D. Frederic H. Moll, M.D.	Vice President, Medical Director and Director	March 29, 2002

INTUITIVE SURGICAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 1, 2002

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             December 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $  10,487  $  22,657
  Short-term investments................................    56,174     66,784
  Accounts receivable, net of allowance for doubtful
     accounts of $446 and $192 at December 31, 2001
     and 2000, respectively.............................    13,248      6,444
  Inventory, net........................................     6,182      6,076
  Prepaid and other assets..............................     3,128      1,705
                                                          ---------  ---------
          Total current assets..........................    89,219    103,666
Property and equipment, net.............................     7,834      4,669
Intangible and other assets.............................     3,308      4,086
                                                          ---------  ---------
          Total assets.................................. $ 100,361  $ 112,421
                                                          =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $   8,300  $   7,128
  Accrued compensation and employee benefits............     2,537      2,609
  Warranty accrual......................................     1,831      1,494
  Accrued royalty expense...............................     1,000      1,000
  Other accrued liabilities.............................     2,128      2,028
  Deferred revenue......................................     3,870      3,552
  Current portion of notes payable......................     1,631      2,019
                                                          ---------  ---------
          Total current liabilities.....................    21,297     19,830
Long-term notes payable.................................       771      1,861
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, $0.001
     par value, issuable in series; no shares
     issued and outstanding as of December 31, 2001
     and 2000, respectively.............................        --         --
  Common stock, 200,000,000 shares authorized, $0.001
     par value, 36,223,640 and 35,675,822 shares
     issued and outstanding as of December 31, 2001
     and December 31, 2000, respectively................        36         36
  Additional paid-in capital............................   188,962    186,713
  Deferred compensation.................................      (886)    (2,483)
  Accumulated deficit...................................  (110,370)   (93,670)
  Accumulated other comprehensive income ...............       551        134
                                                          ---------  ---------
          Total stockholders' equity....................    78,293     90,730
                                                          ---------  ---------
          Total liabilities and stockholders' equity.... $ 100,361  $ 112,421
                                                          =========  =========

See accompanying notes.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
Sales....................................... $   51,673  $   26,624  $   10,192
Cost of sales...............................     28,218      18,031       9,273
                                              ----------  ----------  ----------
     Gross profit...........................     23,455       8,593         919

Operating costs and expenses:
  Research and development..................     13,851      11,734      11,130
  Selling, general and administrative.......     29,987      19,136       9,338
                                              ----------  ----------  ----------
     Total operating costs and expenses.....     43,838      30,870      20,468
                                              ----------  ----------  ----------
Loss from operations........................    (20,383)    (22,277)    (19,549)
Interest income.............................      3,909       4,266       1,531
Interest expense............................       (268)       (404)       (406)
Other income/(expense)......................         42        (108)          9
                                              ----------  ----------  ----------
Net loss.................................... $  (16,700) $  (18,523) $  (18,415)
                                              ==========  ==========  ==========

Basic and diluted net loss per common share. $    (0.47) $    (0.78) $    (3.81)
                                              ==========  ==========  ==========
Shares used in computing basic and
  diluted net loss per common share.........     35,815      23,796       4,837
                                              ==========  ==========  ==========

See accompanying notes.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                        Other
                                          Preferred Stock        Common Stock    Additiona                           Comprehensive
                                      -------------------- --------------------   Paid-in    Deferred   Accumulated     Income
                                         Shares     Amount   Shares     Amount    Capital   Compensation  Deficit       (Loss)      Total
                                      ------------  ------ -----------  -------  ---------  ----------  -----------  ------------  --------
Balances at December 31, 1998........  16,656,000  $   17   6,773,494  $     7  $  78,386  $   (1,128) $   (56,732) $         46  $ 20,596
Issuance of Series E convertible
 preferred stock, net of issuance
 costs of $544.....                     2,478,375       2          --       --     19,281          --           --            --    19,283
Issuance of common stock.............          --      --      79,365       --        265          --           --            --       265
Repurchase of common stock...........          --      --    (171,011)      --        (43)         --           --            --       (43)
Deferred compensation................          --      --          --       --        619        (619)          --            --        --
Amortization of deferred
 compensation........................          --      --          --       --         --         804           --            --       804
Comprehensive loss:
 Other comprehensive income
   (loss) - change in unrealized
   gain (loss) on
   available-for-sale securities.....          --      --          --       --         --          --           --          (279)     (279)
 Net loss............................          --      --          --       --         --          --      (18,415)           --   (18,415)
                                                                                                                                   --------
Comprehensive loss...................          --      --          --       --         --          --           --            --   (18,694)
                                      ------------  ------ -----------  -------  ---------  ----------  -----------  ------------  --------
Balances at December 31, 1999........  19,134,375      19   6,681,848        7     98,508        (943)     (75,147)         (233)   22,211
Issuance of Series F convertible
 preferred stock, net of issuance
 costs of $603.......................   3,678,798       4            --     --     34,752          --           --            --    34,756
Conversion of preferred stock to
 common stock upon closing of
 IPO................................. (22,813,173)    (23) 22,813,173       23         --          --           --            --        --
Issuance of common stock upon
 closing of IPO, net of issuance
 costs of $4,972.....................          --      --   5,750,000        6     46,778          --           --            --    46,784
Issuance of common stock upon
 exercise of options and
 warrants............................          --      --     467,770       --        912          --           --            --       912
Repurchase of common stock...........          --      --     (36,969)      --        (20)         --           --            --       (20)
Fair market value of warrants
 granted.............................          --      --          --       --      1,720          --           --            --     1,720
Deferred compensation................          --      --          --       --      4,063      (4,063)          --            --        --
Amortization of deferred
 compensation........................          --      --          --       --         --       2,523           --            --     2,523
Comprehensive loss:
 Other comprehensive income
   (loss) -- change in unrealized
   gain (loss) on available-for-sale
   securities........................          --      --          --       --         --          --           --           300       300
     Unrealized gain (loss) on
       foreign exchange
       contracts.....................          --      --          --       --         --          --           --            67        67
 Net loss............................          --      --          --       --         --          --      (18,523)           --   (18,523)
                                                                                                                                   --------
Comprehensive loss...................          --      --          --       --         --          --           --            --   (18,156)
                                      ------------  ------ -----------  -------  ---------  ----------  -----------  ------------  --------
Balances at December 31, 2000........          --      --  35,675,822       36    186,713      (2,483)     (93,670)          134    90,730
Issuance of common stock upon
 exercise of options and
 warrants............................          --      --     569,989       --      2,314          --           --            --     2,314
Repurchase of common stock...........          --      --     (22,171)      --        (65)         --           --            --       (65)
Amortization of deferred
 compensation........................          --      --          --       --         --       1,597           --            --     1,597
Comprehensive loss:
 Other comprehensive income
   (loss) -- change in unrealized
   gain (loss) on available-for-sale
   securities........................          --      --          --       --         --          --           --           560       560
     Unrealized gain (loss) on
       foreign exchange
       contracts.....................          --      --          --       --         --          --           --           (67)      (67)
     Foreign currency translation
       adjustments...................          --      --          --       --         --          --           --           (76)      (76)
 Net loss............................          --      --          --       --         --          --      (16,700)           --   (16,700)
                                                                                                                                   --------
Comprehensive loss...................          --      --          --       --         --          --           --            --   (16,283)
                                      ------------  ------ -----------  -------  ---------  ----------  -----------  ------------  --------
Balances at December 31, 2001........          --  $   --  36,223,640  $    36  $ 188,962  $     (886) $  (110,370) $        551  $ 78,293
                                      ============  ====== ===========  =======  =========  ==========  ===========  ============  ========

See accompanying notes.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                       Year Ended December 31,
                                                    ----------------------------
                                                      2001      2000      1999
                                                    --------  --------  --------
OPERATING ACTIVITIES:
Net loss.......................................... $(16,700) $(18,523) $(18,415)
Adjustments to reconcile net loss to net cash
  used in in operating activities:
  Depreciation....................................    2,337     1,595     1,439
  Gain/loss on sales of fixed assets..............      (11)       --        --
  Amortization of deferred compensation...........    1,597     2,573       804
  Amortization of intangible and other assets.....      778       584        --
  Issuance of common stock for technology.........       --        --       150
  Foreign currency translation adjustment.........      (76)       --        --
Changes in operating assets and liabilities:
  Accounts receivable.............................   (6,804)   (4,400)   (2,044)
  Prepaid and other assets........................   (1,423)   (1,124)     (110)
  Inventory.......................................     (106)   (3,215)   (1,602)
  Accounts payable................................    1,172     4,406       466
  Accrued compensation and employee benefits......      (72)    1,284       763
  Warranty accrual................................      337       682       812
  Other accrued liabilities.......................      100       912       445
  Accrued royalty expense.........................       --     1,000        --
  Deferred revenue................................      318     1,422     1,365
                                                    --------  --------  --------
Net cash used in operating activities.............  (18,553)  (12,804)  (15,927)
                                                    --------  --------  --------
INVESTING ACTIVITIES:
Acquisition of property and equipment.............   (5,527)   (3,555)     (931)
Disposition of property and equipment.............       36        --        --
Acquisition of patents............................       --    (3,000)       --
Purchase of short-term investments................  (59,910)  (70,096)  (38,292)
Proceeds from sales of short-term investments.....   35,990     6,900       910
Proceeds from maturities of short-term
  investments.....................................   35,023    18,933    28,000
                                                    --------  --------  --------
Net cash provided by (used in) investing
  activities......................................    5,612   (50,818)  (10,313)
                                                    --------  --------  --------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net....       --    34,756    19,283
Proceeds from issuance of common stock, net.......    2,314    47,696       115
Repurchase of common stock........................      (65)      (20)      (43)
Proceeds from notes payable.......................      550     1,500     2,000
Repayment of notes payable........................   (2,028)   (1,759)   (1,178)
                                                    --------  --------  --------
Net cash provided by financing activities.........      771    82,173    20,177
                                                    --------  --------  --------
Net increase (decrease) in cash and cash
  equivalents.....................................  (12,170)   18,551    (6,063)
Cash and cash equivalents, beginning of year......   22,657     4,106    10,169
                                                    --------  --------  --------
Cash and cash equivalents, end of year............ $ 10,487  $ 22,657  $  4,106
                                                    ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid................................... $    268  $    404  $    397
                                                    ========  ========  ========

  Issuance of warrants for license and services... $     --  $  1,720  $     --
                                                    ========  ========  ========

See accompanying notes

INTUITIVE SURGICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Intuitive Surgical, Inc. (the "Company") was incorporated in Delaware on November 9, 1995 and is engaged in the development, manufacture and marketing of products designed to provide the flexibility of open surgery while operating through ports. In 1999, the Company began to manufacture, market and sell its products in Europe and the United States. The Company expects to expend substantial additional funds and continue to incur significant operating losses for at least the next two years as it continues to fund clinical trials in support of regulatory approvals and expands research and development activities, manufacturing capabilities and sales and marketing activities.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at December 31, 2001 and 2000.

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

Concentrations of Risk

Financial instruments which subject the Company to potential risk consists of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. We believe the financial risks associated with these financial instruments are minimal. For the year ended December 31, 2001, one customer accounted for 15% of total sales. For the year ended December 31, 2000, none of our customers accounted for 10% or greater of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the years ended December 31, 2001 and 2000. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

Intangible and Other Assets

Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At December 31, 2001, gross intangible assets totaled $4.7 million and related accumulated amortization was $1.4 million. At December 31, 2000 gross intangible assets totaled $4.7 million and related accumulated amortization was $584,000.

Impairment of Long-Lived Assets

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

Software Development Costs

We account for our software costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs are included in research and development and are generally expensed as incurred. The time periods involved and costs incurred between achieving technological feasibility and the general availability of our software enhancements are insignificant. Production and distribution costs are also minimal. Accordingly, we have not capitalized any software development costs to date.

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

Other Financial Instruments

The Company uses forward foreign exchange contracts that are designated to reduce a portion of its exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. The forward contracts, which have only nominal intrinsic value at the time of purchase, are denominated in the same foreign currency in which the sales are denominated. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized depending on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. During the year ended December 31, 2001, the Company did not designate and qualify any forward contracts as part of a hedging relationship. Accordingly, changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings. All derivative instruments are recorded as either current assets or accrued liabilities in the balance sheet at fair value.

The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments. At December 31, 2001, the Company had no outstanding derivative instruments.

Research and Development

Research and development costs, which include clinical and regulatory costs, are expensed to operations as incurred in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs."

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Revenue from system sales is generally recognized upon installation for direct sales and upon shipment for sales to our distributors. If substantial contractual obligations exist after system installation, revenue is recognized after such obligations are fulfilled. In certain instances, contract terms may provide for customer acceptance and transfer of title to occur prior to installation for direct sales. In those instances, we account for the sale as a multiple element arrangement and defer revenue recognition on the fair value of any undelivered elements, including installation. The fair value of the undelivered elements are then recognized when the outstanding obligations are fulfilled.

Our distributors do not have price protection rights. One of our distributors has return rights under limited circumstances. Such rights are accounted for under the provisions of SFAS No. 48. To date, we have not had any returns of our systems.

Revenue from sales of instruments and accessories is recognized upon shipment. Revenue related to future commitments under service contracts is deferred and recognized ratably over the service period. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2001, 2000, and 1999 were $1.5 million, $1.1 million and $448,000, respectively.

Shipping and Handling Costs

Shipping and handling costs are incurred by the Company and are recorded as cost of goods sold in the income statement.

Segment Disclosures

The Company operates in one segment, the development and marketing of products designed to The Company operates in one segment, the development and marketing of products designed to provide the flexibility of open surgery while operating through ports. For the year ended December 31, 2001, sales to the U.S. and Europe accounted for 69% and 31% of total sales, respectively. For the year ended December 31, 2000, sales to the U.S. and Europe accounted for 68% and 32% of total sales, respectively. For the year ended December 31, 1999, sales to the U.S. and Europe accounted for 25% and 75% of total sales, respectively. Sales in the U.S. included sales to the Company's Japanese distributor's U.S. subsidiary, which represented 3%, 4% and 16% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). We adopted SFAS 133 effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133, as amended, has not had a significant impact on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the new standards. Other intangible assets will continue to be amortized over their respective useful lives. The Company will adopt SFAS No. 141 and SFAS No. 142 as of January 1, 2002. The Company does not currently believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. The Company will adopt SFAS No. 144 as of January 1, 2002. The Company does not currently believe that the adoption of SFAS No. 144 will have a significant impact on its financial position or results of operations.

2. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands):

                                                Year Ended December 31,
                                          -------------------------------------
                                             2001         2000         1999
                                          -----------  -----------  -----------
Numerator used for basic and diluted
  net loss per common share............. $   (16,700) $   (18,523) $   (18,415)
                                          ===========  ===========  ===========
Denominator used for basic and diluted
  net loss per common share:
  Weighted-average shares outstanding...  35,990,598   24,686,201    6,729,580
  Less weighted-average shares subject
     to repurchase......................    (175,864)    (890,365)  (1,892,115)
                                          -----------  -----------  -----------
  Weighted-average shares used in
     computing basic and diluted
     net loss per common share..........  35,814,734   23,795,836    4,837,465
                                          ===========  ===========  ===========
Basic and diluted net loss per
  common share.......................... $     (0.47) $     (0.78) $     (3.81)
                                          ===========  ===========  ===========
Potentially dilutive securities
  excluded from diluted net loss per
  share computation because they
  are anti-dilutive.....................   3,432,226    2,381,449   26,940,981

3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes available-for-sale securities included in cash and cash equivalents and short-term investments as of the respective dates (in thousands):

                                     December 31, 2001                       December 31, 2000
                           --------------------------------------  --------------------------------------
                                           Unrealized                              Unrealized
                           Amortized ------------------    Fair    Amortized ------------------    Fair
                             Cost     Gains     Losses    Value      Cost     Gains     Losses    Value
                           --------  --------  --------  --------  --------  --------  --------  --------
U.S. corporate debt......   34,894       562        (6)   35,450    27,661       116       (28)   27,749
U.S. government debt.....    9,553        76        (5)    9,624     7,000        19       (36)    6,983
Municipal debt...........    5,500        --        --     5,500    26,050        --        --    26,050
Commercial paper.........       --        --        --        --    12,794        --        (4)   12,790
Other debt securities....    5,600        --        --     5,600     4,041        --        --     4,041
                           --------  --------  --------  --------  --------  --------  --------  --------
                          $ 55,547  $    638  $    (11) $ 56,174  $ 77,546  $    135  $    (68) $ 77,613
                           ========  ========  ========  ========  ========  ========  ========  ========
Reported as:
Cash equivalents......... $     --  $     --  $     --  $     --  $ 10,829  $     --  $     --  $ 10,829
Short-term investments...   55,547       638       (11)   56,174    66,717       135       (68)   66,784
                           --------  --------  --------  --------  --------  --------  --------  --------
                          $ 55,547  $    638  $    (11) $ 56,174  $ 77,546  $    135  $    (68) $ 77,613
                           ========  ========  ========  ========  ========  ========  ========  ========

The Company views its available-for-sale portfolio as available for use in its current operations. The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2001, by maturity date:

                                          2001
                                  ---------------------
                                  Amoritzed     Fair
                                    Cost        Value
                                  ---------------------
Mature in less than 1 year..... $   32,235  $   32,400
Mature in one to five years....     23,312      23,774
                                  ---------   ---------
          Total................ $   55,547  $   56,174
                                  =========   =========

Realized gains on available-for-sale securities were $59,000, $112,000, and $210,000 for the years ended December 31, 2001, 2000, and 1999, respectively. There were no realized losses on available-for-sale securities for the years ended December 31, 2001, 2000, and 1999.

4. INVENTORIES

Inventories consist of the following (in thousands):

                                                   December 31,
                                               --------------------
                                                 2001       2000
                                               --------------------
Raw materials................................ $   3,577  $   2,650
Work-in-process..............................     1,330      1,130
Finished goods...............................     1,275      2,296
                                               ---------  ---------
          Total.............................. $   6,182  $   6,076
                                               =========  =========

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                   December 31,
                                               --------------------
                                                 2001       2000
                                               --------------------
Computer equipment........................... $   3,569  $   2,827
Laboratory and manufacturing equipment.......     4,158      2,717
Office furniture and equipment...............     1,046      1,041
Leasehold improvements.......................     2,532      1,407
Software.....................................     3,896      1,858
                                               ---------  ---------
                                                 15,201      9,850
Less accumulated depreciation and amortizatio    (7,367)    (5,181)
                                               ---------  ---------
Property and equipment, net.................. $   7,834  $   4,669
                                               =========  =========

6. EMPLOYEE BENEFIT PLAN

Effective May 1, 1996, the Company established a defined contribution retirement plan (the "Plan"). All U.S. employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation may be made by employees to the Plan through salary withholdings. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the years ended December 31, 2001, 2000, and 1999.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

We leased approximately 50,000 square feet in Mountain View, California. The lease expired in February 2002 and was not renewed.

The Company entered into a lease arrangement for office space in Sunnyvale, California effective January 2002. The lease expires April 30, 2007. The lease includes a renewal option for one additional five-year term.

Future minimum rental commitments under the operating leases as of December 31, 2001 are as follows (in thousands):

      2002.............................. $   1,328
      2003..............................     1,881
      2004..............................     2,681
      2005..............................     2,761
      2006..............................     2,844
      Thereafter........................       976
                                          ---------
                Total................... $  12,471
                                          =========

Rent expense was approximately $936,000, $884,000, and $882,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Rental income from a sublease was approximately $175,000 and $244,000 for the years ended December 31, 2000 and 1999, respectively. This sublease agreement expired in July 2000.

Contingencies

The arrangement entered into with IBM in December 1997 provides for two payments of $1.0 million each upon the Company reaching revenue milestones, as defined, of $25.0 million and $50.0 million, respectively. Each $1.0 million payment is due and payable after the end of the fiscal year in which the cumulative total of all sales of products and services in that year meet the revenue milestone. The Company reached the $25.0 million revenue milestone in fiscal year 2000 and therefore accrued a $1.0 million royalty payable at December 31, 2000. The Company reached the $50.0 million revenue milestone in fiscal year 2001 and therefore accrued a $1.0 million royalty payable at December 31, 2001. Other than described, no further payments are due under the IBM arrangement.

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. On October 30, 2000, Computer Motion filed a motion seeking to add U.S. Patent Number 6,102,850 to the litigation. Each of these nine patents concerns methods and devices for conducting various aspects of robotic surgery. Until February 2001, the litigation was proceeding in the early stages of discovery, with no trial date set. In February 2001, in response to Intuitive's request, the District Court stayed -- put on hold -- all proceedings in the litigation because of the declaration by the U.S. Patent and Trademark Office ("PTO") of three "interferences" proceedings between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents (see next paragraph). In February 2002, over Computer Motion's objection, the District Court extended the stay through a status conference presently scheduled for late March 2002. At that conference, Intuitive and Computer Motion will discuss with the Court the propriety of further extending the stay through decisions by the Patent Office in the interferences. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On December 7 and 8, 2000, the U.S. Patent Office formally declared three interference proceedings between a single SRI patent application licensed to Intuitive and three of Computer Motion's patents: Nos. 5,855,583, 5,878,193, and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. These three interferences resulted from requests for interference filed in May through July 1999. Because the SRI patent application licensed to Intuitive was filed in January 1992 and Computer Motion's three patents were filed no earlier than August 1992 and as late as February 1996, SRI/Intuitive will be the "Senior Party" in each interference. As "Junior Party," Computer Motion will bear the burden of proving that it is entitled to keep its patents. During the first half of 2001, the parties filed over 20 motions in the three interferences. On October 10, 2001, the PTO held a hearing on all motions filed in all three interferences. Decisions regarding all of the motions are presently expected by the end of April 2002.

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

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The '984 patent which concerns various aspects of voice control of surgical instruments issued to IBM in early March 2001 and is exclusively licensed to us. The '984 patent predates by several years Computer Motion's development of voice-controlled surgical robots. Because Computer Motion's voice-controlled HERMES product interfaces with the AESOP and ZEUS products, HERMES is also implicated in the patent infringement complaint. Trial is presently set for the third quarter of 2002. The Court so far has denied Computer Motion's request to add its own U.S. Patent No. 6,244,809 to this Delaware litigation and has refused to entertain Computer Motion's allegations that we infringe the '809 patent by making, using, selling and offering for sale our da Vinci Surgical System. The Delaware Court has also refused Computer Motion's request to transfer the litigation to California.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the "015 patent against Intuitive, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety. Wilk has since filed a notice with the U.S. Court of Appeals for the Federal Circuit to appeal the summary judgment ruling. Briefing on the appeal should conclude in mid-2002, with a hearing date possible towards the end of 2002 or in early 2003. We believe the appellate court will uphold the summary judgment of noninfringement. However, if we lose the appeal and ultimately also lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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

8. NOTES PAYABLE

Notes payable consists of the following (in thousands):

                                                                        December 31,
                                                                     ------------------
                                                                       2001      2000
                                                                     --------  --------
Note payable, due in monthly installments through April 1, 2001
  Interest rate of 13.8% at December 31, 2001...................... $     --  $    201
Note payable, due in monthly installments through August 1, 2001
  Interest rate of 12.1% at December 31, 2001......................       --       188
Note payable, due in monthly installments through June 1, 2002
  Interest rate of 9.0% at December 31, 2001.......................      264       502
Note payable, due in monthly installments through June 1, 2002
  Interest rate of 9.0% at December 31, 2001.......................      264       502
Note payable, due in monthly installments through June 1, 2002
  Interest rate of 9.9% at December 31, 2001.......................      280       803
Note payable, due in monthly installments through October 1, 2002
  Interest rate of 10.2% at December 31, 2001......................      154       323
Note payable, due in monthly installments through April 1, 2003
  Interest rate of LIBOR plus 3.75% which is 5.875% at
     December 31, 2001.............................................      222       361
Note payable, due in monthly installments through January 1, 2004
  Interest rate of 9.0% at December 31, 2001.......................      723     1,000
Note payable, due in monthly installments through August 1, 2004
  Interest rate of 8.5% at December 31, 2001........................     495        --
                                                                     --------  --------
                                                                       2,402     3,880
Less current portion...............................................   (1,631)   (2,019)
                                                                     --------  --------
                                                                    $    771  $  1,861
                                                                     ========  ========

Notes payable are collateralized by fixed assets specified under each agreement. Assets collateralized under these agreements total $7.2 million and $8.0 million at December 31, 2001 and 2000, respectively. Certain of the notes payable contain covenants pertaining to profitability levels and certain other financial ratios. As of December 31, 2001, the Company is in compliance with all covenants. Principal maturities of notes payable at December 31, 2001 are as follows: 2002 -- $1.63 million; 2003 -- $606,000; and 2004 -- $166,000.

The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values as of December 31, 2001 and 2000.

9. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

During the first quarter of the year ended December 31, 2000, the Company issued 3,593,875 shares of Series F convertible preferred stock, upon exercise of warrants at a weighted-average exercise price of $9.84 per share, for net proceeds of $34.8 million.

Each share of Series A, B, C, D and E convertible preferred stock then outstanding was converted automatically upon the closing of the Company's initial public offering on a one-for-one basis into 19,134,375 shares of common stock. Each share of Series F convertible preferred stock was converted on a 1.02363638 basis into 3,678,798 shares of common stock.

On June 13, 2000, as part of the initial public offering of our common stock, we issued 5,000,000 shares of our common stock at an offering price of $9.00 per share. On July 13, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at $9.00 per share. Cash proceeds from the sale of the 5,750,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $46.8 million.

Common Stock

The Company has reserved the following shares of common stock for the exercise of warrants and the issuance of options and rights granted under the Company's stock option plans as follows:

                                             December 31,
                                       -----------------------
                                          2001        2000
                                       ----------- -----------
Warrants..............................      5,081     205,081
Stock option plans.................... 10,230,024   7,030,726
                                       ----------- -----------
                                       10,235,105   7,235,807
                                       =========== ===========

The Company has previously issued shares of common stock, which are subject to the Company's right to repurchase at the original issuance price upon the occurrence of certain events as defined in the agreements relating to the sale of such stock. As of December 31, 2001, 2000, and 1999 shares subject to repurchase were 34,561, 409,612, and 1,232,006, respectively.

Warrants

In April 1997, in connection with one of the notes payable discussed in Note 8, the Company issued a warrant to purchase 11,000 shares of common stock at an exercise price of $5.00 per share. In August 2000, this warrant was exercised under a net exercise provision resulting in the issuance of 7,774 shares of common stock.

In conjunction with the issuance of Series E convertible preferred stock, the Company issued to each purchaser a warrant to purchase shares in Series F convertible preferred stock at a price initially equal to $8.00 per preferred share. Warrants to purchase 5,096,875 shares of Series F convertible preferred stock were issued. The exercise price increased on every subsequent one-month anniversary of the issuance date by $0.1667 per month up to a maximum exercise price of $10.00 per preferred share. During the year ended December 31, 2000, warrants to purchase 3,593,875 shares of Series F convertible preferred stock were exercised at a weighted-average exercise price of $9.84 per share for net proceeds of $34.8 million. The unexercised warrants expired in March 2000.

In June 2000, the Company issued a warrant to purchase 5,081 shares of common stock at an exercise price of $9.00 per share to one company. The warrant, which was fully vested and immediately exercisable, expires in June 2010. The value of the warrant was estimated using the Black-Scholes option pricing model and was determined to be immaterial.

In April 2000, the Company entered into an agreement with Heartport, Inc. to exclusively license a number of Heartport's patents in exchange for cash of $3.0 million and a warrant to purchase 200,000 shares of common stock at an exercise price of $3.00 per share. In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," the value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: stock price on the date of grant of $9.90 per share, risk-free interest rate of 6.5%, contractual life of 5 years, volatility of 0.75 and no dividend yield, resulting in a value of $1.7 million. As a result of this agreement, we capitalized approximately $4.7 million as intangible and other assets, which will be amortized over the estimated useful life of the patents which is approximately six years. The warrant, which was fully vested and immediately exercisable was exercised by Heartport, Inc. in June 2001.

Stock Option Plans

In January 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Equity Incentive Plan (the "1996 Plan") under which employees, consultants and directors may be granted Incentive Stock Options ("ISOs") and Nonstatutory Stock Options ("NSOs") to purchase shares of the company's common stock. The 1996 Plan permits ISOs to be granted at an exercise price not less than the fair value on the date of grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 1996 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48 per month thereafter; however, options may be granted with different vesting terms as determined by the Board of Directors. A total of 4,840,000 shares of common stock have been authorized for issuance pursuant to the 1996 Plan as of December 31, 2001.

In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan, which took effect upon the closing of the Company's initial public offering. The Company has reserved an additional 5,160,000 shares under this plan. This plan is an amendment and restatement of the 1996 Plan. Also in March 2000, the Board of Directors adopted the 2000 Non-Employee Directors' Stock Option Plan and the 2000 Employee Stock Purchase Plan. The Company has reserved 300,000 and 1,000,000 shares for the issuances under these plans, respectively. These plans were also effective upon the closing of the Company's initial public offering. Each of these plans contains an evergreen provision whereas the authorized shares are automatically increased concurrent with the Company's annual meeting of shareholders. In May 2001, the Company reserved an additional 1,986,600 shares for the 2000 Equity Incentive Plan, 107,487 shares for the 2000 Non-Employee Directors' Stock Option Plan and 179,145 shares for the 2000 Employee Stock Purchase Plan.

Option activity under the 1996 and 2000 Plans was as follows:

                                         2001                  2000                  1999
                               --------------------- --------------------- ---------------------
                               Number of   Weighted  Number of   Weighted  Number of   Weighted
                                 Shares     Average    Shares     Average    Shares     Average
                                 Under     Exercise    Under     Exercise    Under     Exercise
                                 Option      Price     Option      Price     Option      Price
                               ----------  --------- ----------  --------- ----------  ---------
Outstanding at January 1...... 1,766,756       3.27  1,466,725  $    1.90  1,036,500  $    1.21
  Options granted............. 2,146,251       7.55    823,600       4.94    641,050       3.00
  Options exercised...........  (188,915)      2.19   (459,996)      1.98    (29,365)      2.21
  Options canceled............  (331,508)      5.06    (63,573)      2.69   (181,460)      1.82
                               ----------            ----------            ----------
Outstanding at December 31.... 3,392,584       5.85  1,766,756       3.27  1,466,725       1.90
                               ==========            ==========            ==========
Exercisable at December 31.... 1,604,426       3.65  1,517,923  $    2.31  1,434,814  $    1.88
                               ==========            ==========            ==========

Additional information concerning options outstanding at December 31, 2001 is as follows:

                        Options Outstanding          Options Exercisable
                   -------------------------------- ---------------------
                               Weighted
                               Average    Weighted              Weighted
                              Remaining    Average               Average
                   Number of  Contractual Exercise  Number of   Exercise
  Exercise Prices    Shares      Life       Price     Shares      Price
 ----------------- ---------- ----------  --------- ----------  ---------
$0.05 -  0.50.....   325,500       5.40       0.50    325,500       0.50
 1.50 -  3.00.....   861,715       7.60       2.87    861,715       2.87
 3.35 -  8.00..... 1,692,769       9.00       7.09    345,902       7.12
 8.06 - 16.13.....   512,600       9.40      10.19     71,309      10.64
                   ----------                       ----------
$0.05 - 16.13..... 3,392,584       8.40       5.85  1,604,426       3.65
                   ==========                       ==========

Under the 1996 and 2000 Plans, the Company may also grant rights to purchase restricted stock. Terms and conditions of these rights are determined by the Board of Directors. However, no right shall be granted at an exercise price which is less than 85% of the fair value of the Company's common stock on the date of grant. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original purchase price of the stock. The right expires at a rate determined by the Board of Directors, generally at a rate of 12.5% after 6 months and 1/48 per month thereafter. For the years ended December 31, 2001, 2000, and 1999, the Company repurchased 22,171, 36,969, and 117,677 shares under the 1996 and 2000 Plans.

As of December 31, 2001, 2000, and 1999, 6,837,440, 5,263,970, and 203,997 shares were available for future grant under the 1996 and 2000 Plans.

For the years ended December 31, 2001, 2000, and 1999, the Company recorded deferred stock compensation of $0, $4.1 million, and $619,000, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company's common stock on the date such options were granted. For the years ended December 31, 2001, 2000, and 1999, the Company recorded amortization of deferred stock compensation of $1.6 million, $2.5 million, and $800,000, respectively. As of December 31, 2001 and 2000, the Company had $886,000 and $2.5 million of remaining unamortized deferred compensation, respectively. Such amount is included as a reduction of stockholders' equity and is being amortized over the vesting period of the underlying options using the graded-vesting method. Future amortization of deferred compensation at December 31, 2001 is as follows: 2002 -- $662,000 and 2003 -- $227,000.

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

The weighted-average estimated fair value of these options during fiscal 2001, 2000, and 1999 was $3.4, $1.07, and $1.37 per share, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                  Years Ended December 31
                             ----------------------------
                               2001      2000      1999
                             --------  --------  --------
Expected life (in years)....     6.3       4.0       2.5
Risk-free interest rate.....     4.4%     5.9%     5.9%
Volatility..................    0.96      0.85      0.75
Dividend yield..............      --        --        --

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

                                       Years Ended December 31
                                 -------------------------------
                                   2001       2000       1999
                                 ---------  ---------  ---------
Pro forma net loss............. $ (20,247) $ (18,800) $ (18,700)
Pro forma net loss per share:
  Basic........................ $   (0.57) $   (0.79) $   (3.87)
  Diluted...................... $   (0.57) $   (0.79) $   (3.87)

10. INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses.

Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                     As of December 31,
                                                   --------------------
                                                     2001       2000
                                                   ---------  ---------
Net operating loss carryforward.................. $  25,800  $  20,900
Research credits.................................     4,460      3,400
Expenses deductible in later years for tax purpos    12,120     10,650
Deferred revenue.................................     1,520      1,150
                                                   ---------  ---------
Total deferred tax assets........................    43,900     36,100
Valuation allowance for deferred tax assets......   (43,900)   (36,100)
                                                   ---------  ---------
Net deferred tax assets.......................... $      --  $      --
                                                   =========  =========

Realization of deferred tax assets is dependent upon future earnings; the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.8 million and $7.0 million during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $72.0 million which expire in the years 2010 through 2021 and federal research and development tax credits of approximately $2.7 million which expire in the years 2011 through 2021. Utilization of the Company's net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

11. OTHER FINANCIAL INSTRUMENTS

At December 31, the fair value of the Company's other financial instruments is as follows (in thousands):

                                         2001                  2000
                                      Asset (Liability)     Asset (Liability)
                                     --------------------  --------------------
                                     Carrying     Fair     Carrying     Fair
                                      Amount      Value     Amount      Value
                                     ---------  ---------  ---------  ---------
Forward foreign exchange contracts. $      --  $      --  $      --  $      67

At December 31, outstanding notional amounts for derivative financial instruments are as follows (in thousands):

                                       2001       2000
                                     ---------  ---------
Forward foreign exchange contracts. $      --  $     781

While the contract or notional amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits, and monitoring procedures. See additional information at "Other financial instruments" contained in Note 1.

At December 31, 2001 the Company did not hold any forward exchange contracts.

At December 31, 2000 the Company had forward foreign exchange contracts of approximately 2 months duration, to exchange euro and Belgian Francs for U.S. dollars in the total gross notional amount of $781,000. This notional amount represents forward contracts to sell foreign currency of $781,000.

12. OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, the components of accumulated other comprehensive income, net of related taxes, are comprised of the following (in thousands):

                                                         2001       2000
                                                       ---------  ---------
Unrealized gain  on available-for-sale securities.... $     627  $      67
Unrealized gain on forward exchange contract.........        --         67
Foreign currency translation adjustments.............       (76)        --
                                                       ---------  ---------
Accumulated other comprehensive income .............. $     551  $     134
                                                       =========  =========

13. SELECTED QUARTERLY DATA (UNAUDITED)

                                                  Fiscal 2001
                                   ------------------------------------------
                                      Q1         Q2         Q3         Q4
                                   ---------  ---------  ---------  ---------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------  ---------  ---------  ---------
Net sales........................ $  12,079     12,720     10,861     16,013
Gross profit.....................     5,516      6,061      5,111      6,767
Operating expenses...............    10,066     11,002     10,945     11,825
                                   ---------  ---------  ---------  ---------
Operating loss...................    (4,550)    (4,941)    (5,834)    (5,058)
Other income/(expense)...........     1,143        697      1,036        807
                                   ---------  ---------  ---------  ---------
Net loss.........................    (3,407)    (4,244)    (4,798)    (4,251)
Net loss per share............... $   (0.10) $   (0.12) $   (0.13) $   (0.12)
Shares used in calculation
   of net loss per share.........    35,401     35,655     36,056     36,147

                                                  Fiscal 2000
                                   ------------------------------------------
                                      Q1         Q2         Q3         Q4
                                   ---------  ---------  ---------  ---------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ---------  ---------  ---------  ---------
Net sales........................ $   2,933  $   5,127  $   7,859  $  10,706
Gross profit.....................       401      1,624      3,151      3,417
Operating expenses...............     5,769      6,798      8,567      9,736
                                   ---------  ---------  ---------  ---------
Operating loss...................    (5,368)    (5,174)    (5,416)    (6,319)
Other income/(expense)...........       336        684      1,396      1,337
                                   ---------  ---------  ---------  ---------
Net loss.........................    (5,032)    (4,490)    (4,020)    (4,982)
Net loss per share............... $   (0.90) $   (0.23) $   (0.12) $   (0.14)
Shares used in calculation
   of net loss per share.........     5,574     19,808     34,665     35,139

SCHEDULE II

INTUITIVE SURGICAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                      Balance   Additions
                                        at      Charged to             Balance
                                     Beginning  Cost and               at End
                                      of Year   Expenses   Deductions  of Year
                                     ---------  ---------  ---------  ---------
Year ended December 31, 2001
  Deducted from asset accounts:
   Allowance for doubtful
    accounts and product returns... $     192        254        --   $     446

Year ended December 31, 2000
  Deducted from asset accounts:
   Allowance for doubtful
    accounts and product returns... $      55        137        --   $     192

Year ended December 31, 1999
  Deducted from asset accounts:
   Allowance for doubtful
    accounts and product returns... $     --          55        --   $      55

EXHIBIT INDEX

Exhibit Number	Description
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.3(1)	Bylaws of Registrant.
4.2(1)	Specimen Stock Certificate.
4.3(1)	Warrant to Purchase Shares of Common Stock, dated April 26, 2000.
10.1(1)	Form of Indemnity Agreement.
10.2(1)	2000 Equity Incentive Plan.
10.3(1)	2000 Non-Employee Directors' Stock Option Plan.
10.4(1)	2000 Employee Stock Purchase Plan.
10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.
10.6(1)	Equipment Financing Agreement (No. 10809), dated April 2, 1997, between the Registrant and Lease Management Services, Inc., and related addendums.
10.7(1)	Security Agreement, dated May 20, 1999, between the Registrant and Heller Financial Leasing, Inc., and related amendments.
10.8(1)	License Agreement, dated December 20, 1995, between the Registrant and SRI International.
10.9(1)	License Agreement, dated December 29, 1997, between the Registrant and International Business Machines Corporation.
10.10(1)	License Agreement, dated April 1, 1999, between the Registrant and Massachusetts Institute of Technology.
10.11(1)	Lease, dated September 9, 1996, between the Registrant and Zappettini Investment Co.
10.12(1)	Lease, dated February 5, 1997, between the Registrant and Zappettini Investment Co.
10.13(1)	Employment Agreement, dated February 28, 1997, between the Registrant and Lonnie M. Smith.
10.14(2)	Lease, dated July 16, 2001, between the Registrant and RNM Technology Drive, L.P.
23.1(2)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(2)	Power of Attorney (set forth on signature page).

___________

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-33016)

(2) Filed herewith