Form 10-Q
period 2002-03-31
INTUITIVE SURGICAL INC
filed 2002-05-14
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The Registrant had 36,378,755 shares of Common Stock, $0.001 par value per share, outstanding as of April 10, 2002.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                            March 31,  December 31,
                                                             2002          2001
                                                         ------------  -----------
                                                         (Unaudited)   (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $      8,335  $    10,487
  Short-term investments...............................       48,294       56,174
  Accounts receivable..................................       15,492       13,248
  Inventory, net.......................................        6,242        6,182
  Prepaid expenses.....................................        2,888        3,128
                                                         ------------  -----------
          Total current assets.........................       81,251       89,219
Property and equipment, net............................       11,124        7,834
Intangible and other assets............................        3,113        3,308
                                                         ------------  -----------
          Total assets.................................       95,488      100,361
                                                         ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $      9,184  $     8,300
  Accrued compensation and employee benefits...........        2,506        2,537
  Warranty accrual.....................................        1,787        1,831
  Accrued royalty expense..............................           --        1,000
  Other accrued liabilities............................        2,085        2,128
  Deferred revenue.....................................        3,624        3,870
  Current portion of notes payable.....................        1,587        1,631
                                                         ------------  -----------
          Total current liabilities....................       20,773       21,297
Long-term notes payable................................        1,282          771
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of March 31, 2002 and
     December 31, 2001.................................           --           --
  Common stock, 200,000,000 shares authorized, $0.001
     par value, 36,381,465 and 36,223,640 shares
     issued and outstanding as of March 31, 2002
     and December 31, 2001, respectively...............           36           36
  Additional paid-in capital...........................      189,962      188,962
  Deferred compensation................................         (670)        (886)
  Accumulated deficit..................................     (115,987)    (110,370)
  Accumulated other comprehensive income ..............           92          551
                                                         ------------  -----------
          Total stockholders' equity...................       73,433       78,293
                                                         ------------  -----------
          Total liabilities and stockholders' equity... $     95,488  $   100,361
                                                         ============  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        Three Months Ended
                                            March 31,
                                     ----------------------
                                        2002        2001
                                     ---------- -----------
Sales.............................. $   14,409  $   12,079
Cost of sales......................      7,507       6,563
                                     ----------  ----------
    Gross profit...................      6,902       5,516
                                     ----------  ----------
Operating costs and expenses:
  Research and development.........      4,232       3,231
  Selling, general and
   administrative..................      8,785       6,835
                                     ----------  ----------
    Total operating costs and
     expenses......................     13,017      10,066
                                     ----------  ----------
Loss from operations...............     (6,115)     (4,550)
Other income(expense), net ........        498       1,143
                                     ----------  ----------
Net loss........................... $   (5,617) $   (3,407)
                                     ==========  ==========
Basic and diluted net loss per
  common share..................... $    (0.15) $    (0.10)
                                     ==========  ==========
Shares used in computing net
  loss per common share............     36,308      35,401
                                     ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                             For the Three Months
                                                             Ended March 31,
                                                         ------------------------
                                                            2002         2001
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net loss............................................... $    (5,617) $    (3,407)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................         622          428
  Loss on sales of fixed assets........................          69           --
  Amortization of deferred compensation................         216          617
  Amortization of intangible and other assets..........         195          194
Changes in operating assets and liabilities:
  Accounts receivable..................................      (2,244)      (3,822)
  Prepaid expenses.....................................         240           99
  Inventory............................................         (60)        (447)
  Accounts payable.....................................         884       (1,588)
  Accrued compensation and employee benefits...........         (31)      (1,157)
  Warranty accrual.....................................         (44)          49
  Other accrued liabilities............................         (43)        (329)
  Accrued royalty expense..............................      (1,000)      (1,000)
  Deferred revenue.....................................        (246)      (1,212)
                                                         -----------  -----------
Net cash used in operating activities..................      (7,059)     (11,575)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (4,024)      (1,562)
Disposition of property and equipment..................          43           --
Purchase of short-term investments.....................      (8,491)     (10,434)
Proceeds from sales of short-term investments..........      11,771          479
Proceeds from maturities of short-term investments.....       4,099       13,746
                                                         -----------  -----------
Net cash provided by investing activities..............       3,398        2,229
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       1,001          755
Repurchase of common stock.............................          (1)         (61)
Proceeds from notes payable............................         950           --
Repayment of notes payable.............................        (483)        (335)
                                                         -----------  -----------
Net cash provided by financing activities..............       1,467          359
                                                         -----------  -----------
Foreign currency translation adjustments...............          42           --
Net decrease in cash and cash equivalents..............      (2,152)      (8,987)
Cash and cash equivalents, beginning of period.........      10,487       22,657
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $     8,335  $    13,670
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the Annual Report on Form 10-K of Intuitive Surgical, Inc, filed with the Securities and Exchange Commission. The results for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002 or future operating periods.

NOTE 2. CONCENTRATIONS OF RISK

For the three months ended March 31, 2002, none of our customers accounted for 10% or more of total sales. For the three months ended March 31, 2001, two customers, A and B, accounted for 21% and 14%, respectively, of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the three months ended March 31, 2002 and 2001. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at March 31, 2002 and December 31, 2001.

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

NOTE 5. INVENTORY, NET

Inventory, net consists of the following (in thousands):

                                  March 31,   December 31,
                                   2002           2001
                               -------------  -----------
Raw materials................ $       3,403  $     3,577
Work-in-process..............         1,407        1,330
Finished goods...............         1,432        1,275
                               -------------  -----------
                              $       6,242  $     6,182
                               =============  ===========

NOTE 6. INTANGIBLE AND OTHER ASSETS

Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At March 31, 2002 gross intangible assets totaled $4.7 million and related accumulated amortization was $1.6 million.

NOTE 7. COMPREHENSIVE LOSS

The components of comprehensive loss consist of the following (in thousands):

                                         Three Months Ended
                                             March 31,
                                      --------------------
                                         2002       2001
                                      ---------  ---------
Net loss............................ $  (5,617) $  (3,407)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.....................        42         --
  Change in unrealized gain on
    forward exchange contracts......        --        (67)
  Change in unrealized gain (loss)
    on available-for-sale securities      (501)       320
                                      ---------  ---------
Comprehensive loss.................. $  (6,076) $  (3,154)
                                      =========  =========

NOTE 8. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                  Three Months Ended
                                      March 31,
                               ------------------------
                                  2002         2001
                               -----------  -----------
Numerator used for basic and
  diluted net loss per
  common share............... $    (5,617) $    (3,407)
Denominator used for basic
  and diluted net loss per
  common share:
  Weighted-average shares
    outstanding..............  36,342,421   35,743,685
  Less weighted-average
    shares subject to
    repurchase...............     (34,439)    (342,658)
                               -----------  -----------
  Weighted-average shares
    used in computing basic
    and diluted net loss per
    common share.............  36,307,982   35,401,027
                               ===========  ===========
Basic and diluted net loss
  per common share........... $     (0.15) $     (0.10)
                               ===========  ===========

NOTE 9. REVENUE RECOGNITION

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

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 and SFAS No. 142 as of January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 has not had a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 has not had a significant impact on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three month periods ended March 31, 2002 and March 31, 2001 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Intuitive Surgical's Annual Report on Form 10-K for the year ended December 31, 2001.

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

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. In addition, a portion of our revenue comes from ongoing service of installed da Vinci Surgical Systems. Although we expect the majority of our revenues to continue to come from the sale of da Vinci Surgical Systems over the next few years, the percentage of revenue from our EndoWrist instruments and service should continue to increase. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate recurring revenue through sales of the EndoWrist instruments and accessories and ongoing service.

RESULTS OF OPERATIONS

Sales. Sales for the three months ended March 31, 2002 were $14.4 million, up 19% from $12.1 million for the three months ended March 31, 2001. Sales growth was driven by increased recurring revenue and higher da Vinci™ Surgical System placements. First quarter 2002 recurring revenue, consisting of instruments, accessories, and service was $2.7 million, up 120% from $1.2 million for the same period last year. We shipped 13 da Vinci™ Surgical Systems during the first quarter of 2002 compared to 12 in the first quarter of 2001. As of March 31, 2002 there were 102 cumulative da Vinci™ Surgical Systems shipped, compared to 52 as of March 31, 2001.

Gross Profit. Gross profit for the three months ended March 31, 2002 was $6.9 million, or 48% of sales, compared with $5.5 million, or 46% of sales for the three months ended March 31, 2001. The improvement in gross profit resulted from sales growth and increased manufacturing efficiencies.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2002 were $4.2 million, up 31% from $3.2 million for the three months ended March 31, 2001. The year over year increase resulted primarily from headcount additions to support product development and enhancements.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 were $8.8 million, up 29% from $6.8 million for the three months ended March 31, 2001. The year over year increase resulted primarily from headcount additions in the field service and sales functions to support increased revenue and a larger installed base of da Vinci Surgical Systems.

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expenses. Non-cash deferred compensation expense included in research and development expenses was $0.1 million and $0.4 million for the three months ended March 31, 2002 and 2001, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.1 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively. The remaining $0.7 million of deferred compensation will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded vesting method. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2002 was $0.5 million, down $0.6 million compared to $1.1 million for the three months ended March 31, 2001. The decrease was due primarily to lower interest income in the first quarter of 2002 resulting primarily from lower average cash and short-term investment balances than in the first quarter of 2001 and lower interest rates earned on funds invested.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed through the sales of our convertible preferred stock, yielding net proceeds of approximately $127.3 million, our initial public offering of 5,750,000 shares of our common stock, yielding approximately $46.8 million, and equipment financing arrangements, yielding approximately $9.0 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, by which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement.

As of March 31, 2002, we had working capital of $60.5 million, compared to $67.9 million as of December 31, 2001. The decrease in working capital during the first three months of 2002 resulted primarily from our first quarter net loss of $5.6 million and investments in fixed assets.

Net cash used in operating activities for the three months ended March 31, 2002 was $7.0 million, compared to $11.6 million for the three months ended March 31, 2001. The decrease was primarily due to lower working capital requirements in the first quarter of 2002 compared to the prior year. As a result of timing of payments, combined accounts payable, accrued compensation, and other accrued liabilities grew by $0.8 million during the first quarter of 2002 while these liabilities were paid down by $3.0 million during the first quarter of 2001.

Net cash provided by investing activities was $3.4 million for the three months ended March 31, 2002, compared to $2.2 million for the three months ended March 31, 2001. During the first quarter of 2002, $7.4 million of net short-term investments were converted to cash to support business operations and to acquire $4.0 million of fixed asset additions. During the first quarter of 2001, $3.8 million of investments were converted to cash, offset by $1.6 million of capital purchases.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2002, compared to $0.4 million for the three months ended March 31, 2001. During the first quarter of 2002, $1.0 million was provided from issuance of stock and $0.5 million was provided from a net increase in long-term borrowings. During the first quarter of 2001, $0.8 million was provided from the issuance of stock, offset by a $0.3 million net reduction in long-term borrowings.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities and for other general corporate activities. We believe that our current cash and short-term investment balances, together with revenue to be derived from the sale of our products, will be sufficient to fund our operations at least through 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

Inventory Reserves. We write our inventory down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write- downs may be required.

Intangible Assets. We have intangible assets on our balance sheet related to the acquisition of patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The testing of these intangibles for impairment under established accounting guidelines would be required if indicators of impairment exist. Changes in business conditions could potentially require future adjustments to asset valuations.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss for the three months ended March 31, 2002 was $5.6 million compared to a net loss of $3.4 million for the same period last year. As of March 31, 2002, we had an accumulated deficit of $116.0 million.

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

A relatively small number of customers account for a significant portion of our total revenues. While no customer accounted for over 10% of total sales for the three months ended March 31, 2002, AB Medica SRL, our Italian distributor, accounted for 21% of total sales and Marubeni America Corporation, our Japanse distributor, accounted for 14% of our total sales for the three months ended March 31, 2001.

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

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and so added U.S. Patent Number 6,102,850 to the litigation. Computer Motion has since publicly accused us of infringing a tenth patent, and we anticipate they will soon add U.S. Patent No. 6,244,809 to the litigation. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. On December 7 and 8, 2000, the U.S. Patent and Trademark Office ("PTO") declared three interferences between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193, and 5,907,664, in two of which judgment has either already been entered or soon will be entered in Intuitive's favor. In light of those declarations of interference, the District Court on February 2001 stayed -- put on hold -- all proceedings in the litigation for one year while the PTO conducts the interference proceedings. On March 30, 2002 the PTO rendered decisions in each of the interferences. As a result of the decisions by the PTO, the District Court lifted the stay on May 1, 2002 and set trial to begin in late April 2003.

If the California litigation proceeds notwithstanding the interferences, and if we ultimately lose Computer Motion's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we will need to obtain from Computer Motion a license to this technology if we are to continue to market our products that have been found to infringe Computer Motion's patents. This license could be expensive, or could require us to license to Computer Motion some of our technology, which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If Computer Motion is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Computer Motion's patents unless we can redesign them so they do not infringe Computer Motion's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Computer Motion damages, including treble damages, which could be substantial and harm our financial position.

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with SRI International, IBM Corporation, MIT, Olympus Optical Co., Ltd., and Heartport, Inc. now part of Johnson & Johnson. Any of these agreements may be terminated for breach. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products. See "Item 1: Business -- Intellectual Property," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the SEC.

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

The state of California also requires that we maintain a license to manufacture medical devices. Our facilities and manufacturing processes were inspected in February 1998. In March 1998, we passed the inspection and received a device manufacturing license from the California Department of Health Services. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the Food and Drug Branch (FDB). We passed this audit and are awaiting issuance of our device manufacturing license renewal. We will be subject to periodic inspections by the California Department of Health Services and if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship any products.

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

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 13% of our sales for the three months ended March 31, 2002 and 52% for the three months ended March 31, 2001.

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

SALES BY CURRENT STOCKHOLDERS COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of March 31, 2002, several entities beneficially owned more than 5% of the outstanding shares of our common stock, including Bear Stearns Asset Management, Allan G. Lozier, Investor Growth Capital, Ltd., Merrill Lynch & Co., and PaTMarK Company, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed- rate" investments include commercial paper and government and non- government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average duration of all of our investments as of March 2002 was approximately 1.78 years. At March 31, 2002, approximately 44% of our investment portfolio was composed of investments with original maturities of one year or less.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664, and 6,001,108, in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and so added U.S. Patent Number 6,102,850 to the litigation. Computer Motion has since publicly accused us of infringing a tenth patent, and we anticipate they will soon add U.S. Patent No. 6,244,809 to the litigation. Each of these ten patents concerns methods and devices for conducting various aspects of robotic surgery. Until February 2001, the litigation was proceeding in the early stages of discovery, with no trial date set. In February 2001, in response to Intuitive's request, the District Court stayed -- put on hold -- all proceedings in the litigation because of the declaration by the U.S. Patent and Trademark Office ("PTO") of three "interference" proceedings between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents (see next paragraph). Now that the PTO has acted in each of the interferences, the stay has been lifted and trial has been set for late April 2003. We intend to file our first two motions for summary judgment shortly. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On December 7 and 8, 2000, the PTO declared three interferences between a single SRI patent application exclusively licensed to Intuitive and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193 and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. These three interferences resulted from requests for interference filed in May through July 1999. Because the SRI patent application licensed to Intuitive was filed in January 1992 and Computer Motion's three patents were filed no earlier than August 1992 and as late as February 1996, SRI/Intuitive is the "Senior Party" in each interference. As "Junior Party," Computer Motion bears the burden of proving that it is entitled to keep its patents. On March 30, 2002, the PTO issued its decisions on various motions filed by Intuitive and Computer Motion in each interference. In the interference involving the 5,878,193 patent, the PTO denied both of Computer Motion's motions and entered judgment in Intuitive's favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image-based control of robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that Intuitive is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the three claims of its 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO denied Computer Motion's only motion for judgment. Upon resolution of one remaining evidentiary issue, the PTO indicated that it will enter judgment in our favor. Subject to entry of a final judgment and review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment would establish that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion's remaining patents, and that we are entitled to patent that invention for ourself. In the interference involving the 5,907,664 patent, the PTO decided that our patent claim is unpatentable for noncompliance with the "written description" requirement of Title 35 of the U.S. Code and so entered an Order to Show Cause against us. We believe good grounds exist for reconsideration of this decision and we have filed a request for reconsideration. If the PTO rejects our request for reconsideration, Computer Motion will be entitled to keep its 5,907,664 patent, subject to review or appeal. The PTO declined to decide our motion challenging the validity of certain claims of the '664 patent, leaving that issue in question.

In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 0653,922, which issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An Opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, Intuitive cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution. An initial ruling by the EPO indicates that the EPO is not presently inclined to alter the '922 patent in any way. A hearing has been set for July 2002.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The '984 patent which concerns various aspects of voice control of surgical instruments issued to IBM in early March 2001 and is exclusively licensed to us. The '984 patent predates by several years Computer Motion's development of voice-controlled surgical robots. Because Computer Motion's voice-controlled HERMES product interfaces with the AESOP and ZEUS products, HERMES is also implicated in the patent infringement complaint. Trial is presently set for August 2002. The Court so far has denied Computer Motion's request to add its own U.S. Patent No. 6,244,809 to the Delaware litigation and has refused to entertain Computer Motion's allegations that we infringe the '809 patent by making, using, selling and offering for sale our da Vinci Surgical System. The Delaware Court has also refused Computer Motion's request to transfer the litigation to California. The parties will file their motions for summary judgment on May 1, 2002. Decisions on these motions are expected sometime before trial, which is presently scheduled to begin in August 2002.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against Intuitive, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted in Intuitive's favor summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety. Wilk has since filed a notice with the U.S. Court of Appeals for the Federal Circuit to appeal the summary judgment ruling. Briefing on the appeal should conclude in mid-2002, with a hearing date possible towards the end of 2002 or in early 2003. We believe the appellate court will uphold the summary judgment of noninfringement. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of our defenses or on appeal. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Since January 1, 2002, we have sold and issued the following unregistered securities:

(1) From January 1, 2002 through March 31, 2002, we granted stock options to purchase 1,614,150 shares of our common stock, at prices ranging from $8.60 to $10.03 per share, to employees pursuant to our 2000 Equity Incentive Plan.
(2) On January 31, 2002, we issued 96,781 shares at an exercise price of $7.12 per share and 25,193 shares at an exercise price of $7.81, to employees pursuant to our 2000 Employee Stock Purchase Plan.

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

_____________

(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.
(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.
(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.

(b) Current Reports on Form 8-K. We did not file a Current Report on Form 8-K during the three month period ending March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: May 14, 2002

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