Form 10-Q
period 2002-06-30
INTUITIVE SURGICAL INC
filed 2002-08-14
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The Registrant had 36,445,606 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2002.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                            June 30,   December 31,
                                                             2002          2001
                                                         ------------  -----------
                                                         (Unaudited)   (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $     23,872  $    10,487
  Short-term investments...............................       31,499       56,174
  Accounts receivable..................................       15,213       13,248
  Inventory, net.......................................        7,230        6,182
  Prepaid expenses.....................................        1,699        3,128
                                                         ------------  -----------
          Total current assets.........................       79,513       89,219
Property and equipment, net............................       11,104        7,834
Intangible and other assets............................        2,918        3,308
                                                         ------------  -----------
          Total assets.................................       93,535      100,361
                                                         ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $      8,033  $     8,300
  Accrued compensation and employee benefits...........        3,506        2,537
  Warranty accrual.....................................        2,194        1,831
  Accrued royalty expense..............................           --        1,000
  Other accrued liabilities............................        3,575        2,128
  Deferred revenue.....................................        3,706        3,870
  Current portion of notes payable.....................        1,022        1,631
                                                         ------------  -----------
          Total current liabilities....................       22,036       21,297
Long-term notes payable................................          971          771
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of June 30, 2002 and
     December 31, 2001.................................           --           --
  Common stock, 200,000,000 shares authorized, $0.001
     par value, 36,440,431 and 36,223,640 shares
     issued and outstanding as of June 30, 2002
     and December 31, 2001, respectively...............           36           36
  Additional paid-in capital...........................      190,050      188,962
  Deferred compensation................................         (491)        (886)
  Accumulated deficit..................................     (119,727)    (110,370)
  Accumulated other comprehensive income ..............          660          551
                                                         ------------  -----------
          Total stockholders' equity...................       70,528       78,293
                                                         ------------  -----------
          Total liabilities and stockholders' equity... $     93,535  $   100,361
                                                         ============  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                     ----------------------  ----------------------
                                        2002        2001        2002        2001
                                     ---------- -----------  ---------- -----------
Sales.............................. $   19,387  $   12,720  $   33,796  $   24,799
Cost of sales......................      9,225       6,659      16,732      13,222
                                     ----------  ----------  ----------  ----------
    Gross profit...................     10,162       6,061      17,064      11,577
                                     ----------  ----------  ----------  ----------
Operating costs and expenses:
  Research and development.........      4,645       3,336       8,877       6,567
  Selling, general and
   administrative..................      9,784       7,666      18,569      14,500
                                     ----------  ----------  ----------  ----------
    Total operating costs and
     expenses......................     14,429      11,002      27,446      21,067
                                     ----------  ----------  ----------  ----------
Loss from operations...............     (4,267)     (4,941)    (10,382)     (9,490)
Other income(expense), net ........        527         697       1,025       1,840
                                     ----------  ----------  ----------  ----------
Net loss........................... $   (3,740) $   (4,244) $   (9,357) $   (7,650)
                                     ==========  ==========  ==========  ==========
Basic and diluted net loss per
  common share..................... $    (0.10) $    (0.12) $    (0.26) $    (0.22)
                                     ==========  ==========  ==========  ==========
Shares used in computing net
  loss per common share............     36,383      35,655      36,345      35,528
                                     ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                             For the Six Months
                                                             Ended June 30,
                                                         ------------------------
                                                            2002         2001
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net loss............................................... $    (9,357) $    (7,650)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................       1,409          998
  (Gain)loss on sales of fixed assets..................          64          (14)
  Amortization of deferred compensation................         395        1,026
  Amortization of intangible and other assets..........         390          389
Changes in operating assets and liabilities:
  Accounts receivable..................................      (1,965)      (3,242)
  Prepaid expenses.....................................       1,429          (79)
  Inventory............................................      (1,048)        (715)
  Accounts payable.....................................        (267)        (193)
  Accrued compensation and employee benefits...........         969         (629)
  Warranty accrual.....................................         363           99
  Other accrued liabilities............................       1,447         (299)
  Accrued royalty expense..............................      (1,000)      (1,000)
  Deferred revenue.....................................        (164)      (1,354)
                                                         -----------  -----------
Net cash used in operating activities..................      (7,335)     (12,663)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (4,805)      (2,924)
Disposition of property and equipment..................          62           35
Purchase of short-term investments.....................      (8,491)     (31,333)
Proceeds from sales of short-term investments..........      21,216       25,379
Proceeds from maturities of short-term investments.....      12,108       21,842
                                                         -----------  -----------
Net cash provided by investing activities..............      20,090       12,999
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       1,089        1,551
Repurchase of common stock.............................          (1)         (62)
Proceeds from notes payable............................         950           --
Repayment of notes payable.............................      (1,359)        (998)
                                                         -----------  -----------
Net cash provided by financing activities..............         679          491
                                                         -----------  -----------
Foreign currency translation adjustments...............         (49)          --
Net increase in cash and cash equivalents..............      13,385          827
Cash and cash equivalents, beginning of period.........      10,487       22,657
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    23,872  $    23,484
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2001 were derived from the audited financial statements included in our Annual Report on Form 10-K for 2001. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the Annual Report on Form 10-K of Intuitive Surgical, Inc, filed with the Securities and Exchange Commission. The results for the interim period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002 or future operating periods.

NOTE 2. CONCENTRATIONS OF RISK

For the six months ended June 30, 2002, no customer accounted for over 10% of total sales. For the six months ended June 30, 2001, one customer, A, accounted for 17% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the three months and six months ended June 30, 2002 and 2001. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at June 30, 2002 and December 31, 2001.

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

NOTE 5. INVENTORY, NET

Inventory, net consists of the following (in thousands):

                                  June 30,    December 31,
                                   2002           2001
                               -------------  -----------
Raw materials................ $       2,675  $     3,577
Work-in-process..............         1,554        1,330
Finished goods...............         3,001        1,275
                               -------------  -----------
                              $       7,230  $     6,182
                               =============  ===========

NOTE 6. INTANGIBLE AND OTHER ASSETS

Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At June 30, 2002 gross intangible assets totaled $4.7 million and related accumulated amortization was $1.8 million.

NOTE 7. COMPREHENSIVE LOSS

The components of comprehensive loss consist of the following (in thousands):

                                         Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                      --------------------  --------------------
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Net loss............................ $  (3,740) $  (4,244) $  (9,357) $  (7,650)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.....................       (91)        --        (49)        --
  Change in unrealized gain on
    forward exchange contracts......        --         --         --        (67)
  Change in unrealized gain (loss)
    on available-for-sale securities       659       (162)       158        158
                                      ---------  ---------  ---------  ---------
Comprehensive loss.................. $  (3,172) $  (4,406) $  (9,248) $  (7,559)
                                      =========  =========  =========  =========

NOTE 8. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                  Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                               ------------------------  ------------------------
                                  2002         2001         2002         2001
                               -----------  -----------  -----------  -----------
Numerator used for basic and
  diluted net loss per
  common share............... $    (3,740) $    (4,244) $    (9,357) $    (7,650)
Denominator used for basic
  and diluted net loss per
  common share:
  Weighted-average shares
    outstanding..............  36,413,450   35,843,743   36,377,936   35,793,714
  Less weighted-average
    shares subject to
    repurchase...............     (30,569)    (188,877)     (32,504)    (265,767)
                               -----------  -----------  -----------  -----------
  Weighted-average shares
    used in computing basic
    and diluted net loss per
    common share.............  36,382,881   35,654,866   36,345,432   35,527,947
                               ===========  ===========  ===========  ===========
Basic and diluted net loss
  per common share........... $     (0.10) $     (0.12) $     (0.26) $     (0.22)
                               ===========  ===========  ===========  ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition as of June 30, 2002 and Results of Operations for the three month and six month periods ended June 30, 2002 and June 30, 2001 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Intuitive Surgical's Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

Sales. Sales for the three months ended June 30, 2002 were $19.4 million, up 52% from $12.7 million for the three months ended June 30, 2001. Sales growth was driven by higher da Vinci™ Surgical System placements and increased recurring revenue. We shipped 16 da Vinci™ Surgical Systems during the second quarter of 2002 compared to 12 in the second quarter of 2001. Second quarter 2002 recurring revenue, consisting of instruments, accessories, and service was $3.8 million, up 111% from $1.8 million for the same period last year.

Sales for the six months ended June 30, 2002 were $33.8 million, up 36% from $24.8 million for the six months ended June 30, 2001. Sales growth was again driven by higher da Vinci™ Surgical System placements and increased recurring revenue. We shipped 29 da Vinci™ Surgical Systems during the first half of 2002 compared to 24 in the first half of 2001. Recurring revenue for the first half of 2002 was $6.5 million, up 115% from $3.0 million for the same period last year.

As of June 30, 2002 there were 118 cumulative da Vinci™ Surgical Systems shipped, compared to 64 as of June 30, 2001.

Gross Profit. Gross profit for the three months ended June 30, 2002 was $10.2 million, or 52% of sales, compared with $6.1 million, or 48% of sales for the three months ended June 30, 2001. On a year-to-date basis, gross profit was $17.1 million, or 50% of sales for the first half of 2002, compared to $11.6 million, or 47% of sales for the first half of 2001. The year- over-year improvement in gross profit resulted primarily from sales growth, a higher da Vinci™ Surgical System average selling price and increased manufacturing efficiencies.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2002 were $4.6 million, up 39% from $3.3 million for the three months ended June 30, 2001. R&D expenses for the six months ended June 30, 2002 were $8.9 million, up 35% from $6.6 million for the six months ended June 30, 2001. The year-over-year increase resulted primarily from headcount additions and increased spending on prototype materials to support product development and enhancements.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 were $9.8 million, up 28% from $7.7 million for the three months ended June 30, 2001. On a year-to-date basis, SG&A expenses were $18.6 million for the first half of 2002, also up 28% compared to $14.5 million during the first half of 2001. The year-over-year increase resulted primarily from headcount additions in the field service and sales and customer support functions to support increased revenue and a larger installed base of da Vinci Surgical Systems.

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expenses. Non-cash deferred compensation expense included in research and development expenses was $0.1 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively. Non- cash deferred compensation expense included in selling, general and administrative expenses was $0.1 million and $0.1 million for the three months ended June 30, 2002 and 2001, respectively. Non-cash deferred compensation expense included in research and development expenses was $0.3 million and $0.7 million for the six months ended June 30, 2002 and 2001, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.1 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively. The remaining $0.5 million of deferred compensation will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded vesting method. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2002 was $0.5 million, down $0.2 million compared to $0.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 other income (expense) was $1.0 million, down $0.8 million compared to $1.8 million for the six months ended June 30, 2001. The decrease was due primarily to lower interest income in the first quarter and first half of 2002 resulting mostly from lower average cash and short-term investment balances and lower interest rates than in the same periods of 2001.

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

As of June 30, 2002, we had working capital of $57.5 million, compared to $67.9 million as of December 31, 2001. The decrease over the first six months of 2002 resulted primarily from our net loss of $9.4 million and investments in fixed assets of $4.8 million, offset by proceeds from issuance of stock of $1.1 million and non-cash depreciation and amortization charges of $2.2 million.

Net cash used in operating activities for the six months ended June 30, 2002 was $7.3 million, comprised primarily of our net loss of $9.4 million, offset by non-cash expenses of $2.2 million. Cash used in operations during the first half of 2001 was $12.7 million, comprised primarily of our net loss of $7.7 million and working capital requirements of $7.4 million, offset by non-cash expenses of $2.4 million.

Net cash provided by investing activities was $20.1 million for the six months ended June 30, 2002, compared to $13.0 million for the six months ended June 30, 2001. The increase was primarily due to an additional $8.9 million of investments converted to cash during the first half of 2002, offset by $1.9 million higher fixed asset purchases in 2002.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2002, compared to $0.5 million for the six months ended June 30, 2001. The difference was primarily due to $1.0 million proceeds from long-term borrowings in 2002, offset by a $0.5 million decrease in proceeds from issuance of common stock during the first half of 2002 and $0.3 million higher repayments of long-term borrowing in 2002.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss for the three months ended June 30, 2002 was $3.7 million compared to a net loss of $4.2 million for the second quarter last year. Our year-to-date loss for the six months ended June 30, 2002 was $9.4 million, compared to $7.7 million for the first half of 2001. As of June 30, 2002, we had an accumulated deficit of $119.7 million.

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

A relatively small number of customers account for a significant portion of our total revenues. While no customer accounted for over 10% of total sales for the three or six months ended June 30, 2002, AB Medica SRL, our Italian distributor, accounted for 13% and 17% of total sales for the three months and six months ended June 30, 2001, respectively.

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

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and so added U.S. Patent Number 6,102,850 to the litigation. Computer Motion has since also accused us of infringing U.S. Patent No. 6,244,809, which it added to the litigation in May 2002. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. On December 7 and 8, 2000, the U.S. Patent and Trademark Office ("PTO") declared three interferences between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193, and 5,907,664, two of which Computer Motion has already now lost as a result of final judgments in Intuitive's favor. In light of those declarations of interference, the District Court on February 2001 stayed -- put on hold -- all proceedings in the litigation for one year while the PTO conducted the interference proceedings. On March 30, 2002, the PTO rendered decisions in each of the interferences. As a result of the PTO's decisions, the District Court lifted the stay on May 1, 2002 and set trial to begin in late April 2003. The parties have now begun to file their motions for summary judgment. As of June 30, 2002, Intuitive had four motions for summary judgment of noninfringement on file to address four of Computer Motion's eight remaining patents-in-suit, numbers 5,907,664, 6,001,108, 6,102,850, and 6,244,809; as of that same date, Computer Motion had not filed any, although it has since filed cross-motions on three of these same four patents. Decisions on these motions are expected to begin to issue sometime before year-end.

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

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against Intuitive. On November 8, 2001, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk has since filed a notice with the U.S. Court of Appeals for the Federal Circuit to appeal the summary judgment ruling. Briefing on the appeal has concluded and a hearing date is likely towards the end of 2002. If we lose on appeal and ultimately also lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. If we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with SRI International, IBM Corporation, MIT, Olympus Optical Co., Ltd., and Heartport, Inc. (now part of Johnson & Johnson). Any of these agreements may be terminated for breach. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products. See "Item 1: Business -- Intellectual Property," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the SEC.

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

Our products and operations are subject to extensive regulation in Japan by the Ministry of Health, Labour, and Welfare, or MHLW. Like the FDA in the United States, the MHLW regulates the research, testing, manufacturing, safety, labeling, storage, promotion, distribution and production of medical devices in Japan. In order for us to market either directly in Japan or indirectly through a partner, we must first obtain an approval from MHLW, pursuant to Japanese law, demonstrating that all regulatory needs have been satisfied. This approval, or Shonin, is typically received following submission of an application by the manufacturer or partner to the MHLW requesting permission to commercialize the device for a specific intended use. Only after successful review of the application by the MHLW can we initiate commercial distribution of our device in Japan. If we modify our products after they receive the initial approval from the MHLW, we may be required to submit a separate application to the MHLW for the modified product before we are permitted to market the product in Japan.

The MHLW may not act favorably or quickly in its review of any of our applications, or we may encounter significant difficulties and costs in our efforts to obtain MHLW approval, all of which could delay or preclude sale of new products in Japan. Furthermore, the MHLW may request additional data, require us to conduct further testing, or compile more data, including clinical data, in support of an application. Even if we receive an approval, the MHLW may place significant limitations upon the intended use of our products as a condition of approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following approval. Any delays or failure to obtain MHLW approval of new products we develop, any limitations imposed by the MHLW on new product use or the costs of obtaining approval in Japan could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation in Japan involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board ("IRB") approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the MHLW) to human health, the sponsor of the investigation must also submit and obtain MHLW approval of the investigational protocol/test plan. We may not be able to obtain MHLW and/or IRB approval to undertake clinical trials in Japan for any new devices we intend to market in Japan in the future. If we obtain such approvals, we may not be able to comply with the investigational protocol and other regulations governing clinical investigations or the data from any such trials may not support approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. For additional information concerning regulatory approvals of our products, see "Item 1: Business -- Government Regulation," included in the Annual Report on Form 10-K of Intuitive Surgical, Inc., filed with the Securities and Exchange Commission or SEC.

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

Our products incorporate computer software. Software can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to software defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience software errors or performance problems, any of the following could occur:

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

In order to complete clinical trials, scale-up manufacturing, expand marketing and distribution capabilities and develop future products, we must expand our operations. We expect that future expansion will occur particularly in the areas of sales and marketing, manufacturing, field service, and research and development. This expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon our management, operating and financial systems and resources. We plan to sell our products primarily through direct sales, and we currently have a small sales organization. Our products require a complex marketing and sales effort targeted at several levels within a prospective customer's organization. We will need to expand our sales team significantly over the next 12 months to achieve our sales growth goals. We will face significant challenges and risks in building and managing our sales team, including managing geographically dispersed sales efforts and adequately training our sales people in the use and benefits of our products. To accommodate our growth and compete effectively, we will be required to improve our information systems, create additional procedures and controls and expand, train, motivate and manage our work force. Our future success will depend in part on the ability of current and future management personnel to operate effectively, both independently and as a group. We cannot be certain that our personnel, systems, procedures and controls will be adequate to support our future operations.

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

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 20% of our sales for the three months ended June 30, 2002 and 33% for the three months ended June 30, 2001. On a year-to- date basis, sales to markets outside of the United States accounted for approximately 17% of our sales for the six months ended June 30, 2002 and 42% for the six months ended June 30, 2001.

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

SALES BY CURRENT STOCKHOLDERS COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of June 30, 2002, several entities beneficially owned more than 5% of the outstanding shares of our common stock, including Bear Stearns Asset Management, Allan G. Lozier, Investor Growth Capital, Ltd., Merrill Lynch & Co., and PaTMarK Company, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed- rate" investments include commercial paper and government and non- government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average time to maturity of all of our investments as of June 2002 was approximately 1.58 years. At June 30, 2002, approximately 46% of our investment portfolio was composed of investments with original maturities of one year or less.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664, and 6,001,108, in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and so added U.S. Patent Number 6,102,850 to the litigation. Computer Motion has since also added U.S. Patent No. 6,244,809 to the litigation, alleging that we also infringe that tenth patent. Each of these ten patents concerns methods and devices for conducting various aspects of robotic surgery. Until February 2001, the litigation was proceeding in the early stages of discovery, with no trial date set. In February 2001, in response to Intuitive's request, the District Court "stayed" -- put on hold -- all proceedings in the litigation because of the declaration by the U.S. Patent and Trademark Office ("PTO") of three "interference" proceedings between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents (see next paragraph). Now that the PTO has acted in each of the interferences, the stay has lifted and trial has been set for late April 2003. As is explained in the next paragraph, subject to appeal, Computer Motion has already lost all of its rights to two of its asserted patents, numbers 5,878,193 and 5,855,583, due to the interference judgments entered against it. In addition, we have now filed four motions for summary judgment of noninfringement, addressing four more of Computer Motion's patents-in-suit, numbers 6,001,108, 5,907,664, 6,102,850 and 6,244,809, on the latter three of which Computer Motion recently cross-moved. Decisions on one or more of these motions may begin to issue sometime before year-end. Intuitive intends to file motions for summary judgment addressing the other four of Computer Motion's eight remaining patents by early 2003. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On December 7 and 8, 2000, the PTO declared three interferences between a single SRI patent application exclusively licensed to Intuitive and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193 and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. The Patent Office has now entered final judgment in each interference proceeding. In the interference involving the 5,878,193 patent, the PTO entered final judgment in Intuitive's favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image- based control of robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that Intuitive is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the three claims of the 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO again entered final judgment in Intuitive's favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that Intuitive is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the fifteen claims of the 5,855,583 patent. In the interference involving the 5,907,664 patent, the PTO entered final judgment against us, deciding that our patent claim is unpatentable for noncompliance with the "written description" requirement of Title 35 of the U.S. Code. The PTO declined to decide our motion challenging the validity of certain claims of the '664 patent, leaving that issue in question. This 5,907,664 patent was the subject of our first motion for summary judgment of noninfringement mentioned in the previous paragraph.

In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 0653,922, which issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An Opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, Intuitive cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution. An initial ruling in March 2002 indicated that the EPO was not then inclined to alter the '922 patent in any way. However, during a hearing held in Germany on July 2, 2002, the EPO sanctioned Computer Motion for its "abuse" of the Opposition process. As a result of Computer Motion's actions, the preliminary EPO decision is mooted, both sides will now provide further written briefing and evidence on the substantive issues, and another hearing is anticipated for early 2003.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice- controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The '984 patent, which concerns various aspects of voice control of surgical instruments, issued to IBM in early March 2001 and is exclusively licensed to us. The '984 patent predates by several years Computer Motion's development of voice-controlled surgical robots. Because Computer Motion's voice-controlled HERMES product interfaces with the AESOP and ZEUS products, HERMES is also implicated in the patent infringement complaint. Trial is presently set for August 2002. The Court so far has denied Computer Motion's request to add its own U.S. Patent No. 6,244,809 to the Delaware litigation and has also refused Computer Motion's request to transfer the litigation to California. In addition, on July 30, 2002, the Court granted Intuitive's motion for summary judgment that AESOP, ZEUS and HERMES (when used with AESOP and ZEUS) literally infringe the 984 patent and then denied all four of Computer Motion's own motions for summary judgment that the '984 patent (i) is unenforceable because of "prosecution laches," (ii) is invalid for "lack of enablement," and (iii) is invalid for violation of the "best mode" requirement, and that Intuitive "lacks standing" to proceed as a plaintiff in the Delaware action. In addition, the Court denied Intuitive's cross-motion on "prosecution laches." Trial is now set to begin on August 12, 2002, and will be conducted in two phases. The first phase, before a jury, will address whether Computer Motion can show that the 984 patent is invalid by clear and convincing evidence, and if not, the amount of damage that its infringement has caused. The second phase of the trial, to be held before the judge only immediately after the jury phase concludes, will address Computer Motion's "prosecution laches" defense.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against Intuitive, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety. Wilk has since filed a notice with the U.S. Court of Appeals for the Federal Circuit to appeal the summary judgment ruling. Briefing on the appeal has concluded, with a hearing date likely by the end of 2002. We believe the appellate court will uphold the summary judgment of noninfringement. If we lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. We believe that we have multiple meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of our defenses or on appeal. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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
(3) From April 1, 2002 through June 30, 2002, we granted stock options to purchase 185,750 shares of our common stock, at prices ranging from $8.35 to $10.06 per share, to employees pursuant to our 2000 Equity Incentive Plan.
(4) From April 1, 2002 through June 30, 2002, we granted stock options to purchase 25,000 shares of our common stock, at $9.19 per share, to directors pursuant to our 2000 Non-Employee Directors' Stock Option Plan.

The sales and issuance of securities described in paragraphs (1), (2), (3) and (4) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 23, 2002, the stockholders of Intuitive Surgical, Inc.:

  Elected Russell C. Hirsch, M.D., Ph.D. and Frederic H. Moll, M.D. to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2005. The following table sets forth the votes for each director.

	Votes For	Withheld
Russell C. Hirsch, M.D., Ph.D.	30,879,799	21,041
Frederic H. Moll, M.D.	30,879,799	21,041

  Ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. The voting results for this ratification were 30,747,932 - For; 136,734 - Against; and 16,174 - Abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intuitive Surgical.
3.2(2)	Bylaws of Intuitive Surgical.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.
(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.
(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.

(b) Current Reports on Form 8-K. We did not file a Current Report on Form 8-K during the three month period ending June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: August 14, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intuitive Surgical.
3.2(2)	Bylaws of Intuitive Surgical.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.
(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.
(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.