Form 10-Q
period 2002-09-30
INTUITIVE SURGICAL INC
filed 2002-11-08
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The Registrant had 36,599,409 shares of Common Stock, $0.001 par value per share, outstanding as of September 30, 2002.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                          September 30,December 31,
                                                             2002          2001
                                                         ------------  -----------
                                                         (Unaudited)   (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $     18,340  $    10,487
  Short-term investments...............................       30,165       56,174
  Accounts receivable..................................       19,044       13,248
  Inventory, net.......................................        9,871        6,182
  Prepaid expenses.....................................        2,022        3,128
                                                         ------------  -----------
          Total current assets.........................       79,442       89,219
Property and equipment, net............................       10,689        7,834
Intangible and other assets............................        2,724        3,308
                                                         ------------  -----------
          Total assets.................................       92,855      100,361
                                                         ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $      9,099  $     8,300
  Accrued compensation and employee benefits...........        4,057        2,537
  Warranty accrual.....................................        2,479        1,831
  Accrued royalty expense..............................           --        1,000
  Other accrued liabilities............................        3,658        2,128
  Deferred revenue.....................................        4,515        3,870
  Current portion of notes payable.....................        1,386        1,631
                                                         ------------  -----------
          Total current liabilities....................       25,194       21,297
Long-term notes payable................................        1,792          771
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of September 30, 2002 and
     December 31, 2001.................................           --           --
  Common stock, 200,000,000 shares authorized, $0.001
     par value, 36,594,466 and 36,223,640 shares
     issued and outstanding as of September 30, 2002
     and December 31, 2001, respectively...............           36           36
  Additional paid-in capital...........................      190,909      188,962
  Deferred compensation................................         (343)        (886)
  Accumulated deficit..................................     (126,191)    (110,370)
  Accumulated other comprehensive income ..............        1,458          551
                                                         ------------  -----------
          Total stockholders' equity...................       65,869       78,293
                                                         ------------  -----------
          Total liabilities and stockholders' equity... $     92,855  $   100,361
                                                         ============  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                     ----------------------  ----------------------
                                        2002        2001        2002        2001
                                     ---------- -----------  ---------- -----------
Sales.............................. $   17,081  $   10,861  $   50,877  $   35,660
Cost of sales......................      8,340       5,750      25,072      18,972
                                     ----------  ----------  ----------  ----------
    Gross profit...................      8,741       5,111      25,805      16,688
                                     ----------  ----------  ----------  ----------
Operating costs and expenses:
  Research and development.........      3,890       3,493      12,767      10,060
  Selling, general and
   administrative..................     11,693       7,452      30,262      21,952
                                     ----------  ----------  ----------  ----------
    Total operating costs and
     expenses......................     15,583      10,945      43,029      32,012
                                     ----------  ----------  ----------  ----------
Loss from operations...............     (6,842)     (5,834)    (17,224)    (15,324)
Other income(expense), net ........        378       1,036       1,403       2,876
                                     ----------  ----------  ----------  ----------
Net loss........................... $   (6,464) $   (4,798) $  (15,821) $  (12,448)
                                     ==========  ==========  ==========  ==========
Basic and diluted net loss per
  common share..................... $    (0.18) $    (0.13) $    (0.43) $    (0.35)
                                     ==========  ==========  ==========  ==========
Shares used in computing net
  loss per common share............     36,499      36,056      36,397      35,704
                                     ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                             For the Nine Months
                                                             Ended September 30,
                                                         ------------------------
                                                            2002         2001
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net loss............................................... $   (15,821) $   (12,448)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................       2,247        1,638
  (Gain)loss on sales of fixed assets..................          64          (11)
  Amortization of deferred compensation................         543        1,338
  Amortization of intangible and other assets..........         584          584
Changes in operating assets and liabilities:
  Accounts receivable..................................      (5,796)      (9,113)
  Prepaid expenses.....................................       1,106       (1,018)
  Inventory............................................      (3,689)      (1,519)
  Accounts payable.....................................         799         (946)
  Accrued compensation and employee benefits...........       1,520         (230)
  Warranty accrual.....................................         648           61
  Other accrued liabilities............................       1,530         (438)
  Accrued royalty expense..............................      (1,000)      (1,000)
  Deferred revenue.....................................         645         (118)
                                                         -----------  -----------
Net cash used in operating activities..................     (16,620)     (23,220)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (5,228)      (3,755)
Disposition of property and equipment..................          62           36
Purchase of short-term investments.....................     (11,527)     (42,075)
Proceeds from sales of short-term investments..........      21,216       34,803
Proceeds from maturities of short-term investments.....      17,167       35,023
                                                         -----------  -----------
Net cash provided by investing activities..............      21,690       24,032
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       1,948        2,228
Repurchase of common stock.............................          (1)         (64)
Proceeds from notes payable............................       2,338          550
Repayment of notes payable.............................      (1,562)      (1,564)
                                                         -----------  -----------
Net cash provided by financing activities..............       2,723        1,150
                                                         -----------  -----------
Foreign currency translation adjustments...............          60           --
Net increase in cash and cash equivalents..............       7,853        1,962
Cash and cash equivalents, beginning of period.........      10,487       22,657
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    18,340  $    24,619
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2001 were derived from the audited financial statements included in our Annual Report on Form 10-K for 2001. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the Annual Report on Form 10-K of Intuitive Surgical, Inc, filed with the Securities and Exchange Commission. The results for the interim period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002 or future operating periods.

NOTE 2. CONCENTRATIONS OF RISK

For the nine months ended September 30, 2002, no customer accounted for over 10% of total sales. For the nine months ended September 30, 2001, one customer, A, accounted for 14% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the three months and nine months ended September 30, 2002 and 2001. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at September 30, 2002 and December 31, 2001.

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

NOTE 5. INVENTORY, NET

Inventory, net consists of the following (in thousands):

                                September 30, December 31,
                                   2002           2001
                               -------------  -----------
Raw materials................ $       3,335  $     3,577
Work-in-process..............         1,372        1,330
Finished goods...............         5,165        1,275
                               -------------  -----------
                              $       9,871  $     6,182
                               =============  ===========

NOTE 6. INTANGIBLE AND OTHER ASSETS

Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At September 30, 2002 gross intangible assets totaled $4.7 million and related accumulated amortization was $2.0 million.

NOTE 7. COMPREHENSIVE LOSS

The components of comprehensive loss consist of the following (in thousands):

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                      --------------------  --------------------
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Net loss............................ $  (6,464) $  (4,798) $ (15,821) $ (12,448)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.....................       109         --         60         --
  Change in unrealized gain on
    forward exchange contracts......        --         --         --        (67)
  Change in unrealized gain (loss)
    on available-for-sale securities       689        531        847        689
                                      ---------  ---------  ---------  ---------
Comprehensive loss.................. $  (5,666) $  (4,267) $ (14,914) $ (11,826)
                                      =========  =========  =========  =========

NOTE 8. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               ------------------------  ------------------------
                                  2002         2001         2002         2001
                               -----------  -----------  -----------  -----------
Numerator used for basic and
  diluted net loss per
  common share............... $    (6,464) $    (4,798) $   (15,821) $   (12,448)
Denominator used for basic
  and diluted net loss per
  common share:
  Weighted-average shares
    outstanding..............  36,519,383   36,169,191   36,425,085   35,918,873
  Less weighted-average
    shares subject to
    repurchase...............     (20,621)    (112,995)     (28,543)    (214,843)
                               -----------  -----------  -----------  -----------
  Weighted-average shares
    used in computing basic
    and diluted net loss per
    common share.............  36,498,762   36,056,196   36,396,542   35,704,030
                               ===========  ===========  ===========  ===========
Basic and diluted net loss
  per common share........... $     (0.18) $     (0.13) $     (0.43) $     (0.35)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition as of September 30, 2002 and Results of Operations for the three month and nine month periods ended September 30, 2002 and September 30, 2001 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Intuitive Surgical's Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

Sales. Sales for the three months ended September 30, 2002 were $17.1 million, up 57% from $10.9 million for the three months ended September 30, 2001. Sales growth was driven by higher da Vinci™ Surgical System placements and increased recurring revenue. We shipped 14 da Vinci™ Surgical Systems during the third quarter of 2002 compared to 10 in the third quarter of 2001. Third quarter 2002 recurring revenue, consisting of instruments, accessories, and service was $3.9 million, up 135% from $1.7 million for the same period last year.

Sales for the nine months ended September 30, 2002 were $50.9 million, up 43% from $35.7 million for the nine months ended September 30, 2001. Sales growth was again driven by higher da Vinci™ Surgical System placements and increased recurring revenue. We shipped 43 da Vinci™ Surgical Systems during the first nine months of 2002 compared to 34 in the first nine months of 2001. Recurring revenue for the first nine months of 2002 was $10.4 million, up 122% from $4.7 million for the same period last year.

As of September 30, 2002 there were 132 cumulative da Vinci™ Surgical Systems shipped, compared to 74 as of September 30, 2001.

Gross Profit. Gross profit for the three months ended September 30, 2002 was $8.7 million, or 51% of sales, compared with $5.1 million, or 47% of sales for the three months ended September 30, 2001. Gross profit was $25.8 million, or 51% of sales for the first nine months of 2002, compared to $16.7 million, or 47% of sales for the first nine months of 2001. The year-over-year improvement in gross profit resulted primarily from sales growth, a higher da Vinci™ Surgical System average selling price and increased manufacturing efficiencies.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2002 were $3.9 million, up 11% from $3.5 million for the three months ended September 30, 2001. Research and development expenses for the nine months ended September 30, 2002 were $12.8 million, up 27% from $10.1 million for the nine months ended September 30, 2001. The year-over-year increase resulted primarily from headcount additions and increased spending on prototype materials to support product development and enhancements.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 were $11.7 million, up 57% from $7.5 million for the three months ended September 30, 2001. Selling, general and administrative expenses were $30.3 million for the first nine months of 2002, up 38% compared to $22.0 million during the first nine months of 2001. The year-over-year increase resulted in large part from headcount additions in the sales and customer support functions to support increased revenue and a larger installed base of da Vinci Surgical Systems and higher litigation costs. Selling, general and administrative expenses for the three months ended September 30, 2002 significantly impacted by litigation costs incurred in our Delaware trial against Computer Motion and charges taken for unauthorized purchases of administrative supplies, unusable by the company and expensed during the quarter. Intuitive is actively pursuing a refund for these purchases and has taken appropriate measures to ensure no recurrence in the future.

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expenses. Non-cash deferred compensation expense included in research and development expenses was $0.1 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.1 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively. Non-cash deferred compensation expense included in research and development expenses was $0.4 million and $0.8 million for the nine months ended September 30, 2002 and 2001, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.2 million and $0.5 million for the nine months ended September 30, 2002 and 2001, respectively. The remaining $0.3 million of deferred compensation will be amortized over the remaining vesting periods of the options, generally four years from the date of grant, using a graded vesting method. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2002 was $0.4 million, down $0.6 million compared to $1.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 other income (expense) was $1.4 million, down $1.5 million compared to $2.9 million for the nine months ended September 30, 2001. The decrease was due primarily to lower interest income earned in 2002 resulting mostly from lower average cash and short-term investment balances and lower interest rates than in the same periods of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed through the sales of our convertible preferred stock, yielding net proceeds of approximately $127.3 million, our initial public offering of 5,750,000 shares of our common stock, yielding approximately $46.8 million, and equipment financing arrangements, yielding approximately $10.3 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, by which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement.

As of September 30, 2002, we had working capital of $54.2 million, compared to $67.9 million as of December 31, 2001. The decrease over the first nine months of 2002 resulted primarily from our net loss of $15.8 million and investments in fixed assets of $5.2 million, offset by proceeds from issuance of stock of $1.9 million, net increase in long-term borrowings of $0.8 million, unrealized gains on investments of $0.9 million, and non-cash expenses of $3.5 million.

Net cash used in operating activities for the nine months ended September 30, 2002 was $16.6 million, comprised primarily of our net loss of $15.8 million and working capital requirements of $4.3 million, offset by non-cash expenses of $3.5 million. Cash used in operations during the first nine months of 2001 was $23.2 million, comprised primarily of our net loss of $12.4 million and working capital requirements of $14.3 million, offset by non-cash expenses of $3.5 million.

Net cash provided by investing activities was $21.7 million for the nine months ended September 30, 2002, compared to $24.0 million for the nine months ended September 30, 2001. The decrease between periods was primarily due to the additional acquisition of property and equipment in 2002.

Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2002, compared to $1.2 million for the nine months ended September 30, 2001. The difference was primarily due to additional proceeds from long-term borrowings in 2002.

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

FACTORS AFFECTING OPERATING RESULTS

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are largely unproven. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Further, future revenue from sales of our products, if any, will be difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

  the extent to which our products gain market acceptance;
  our timing and ability to develop our manufacturing and sales and marketing capabilities;
  demand for our products;
  our ability to protect our intellectual proprietary rights;
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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred substantial losses since inception and we expect to incur substantial additional operating losses for at least the next year, as a result of expected increases in expenses for our manufacturing and sales and marketing capabilities, research and development activities, clinical trials and regulatory approval applications. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. Our net loss for the three months ended September 30, 2002 was $6.5 million compared to a net loss of $4.8 million for the third quarter last year. Our year-to-date loss for the nine months ended September 30, 2002 was $15.8 million, compared to $12.4 million for the first nine months of 2001. As of September 30, 2002, we had an accumulated deficit of $126.2 million.

WE EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions. As a result, we may experience substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters, our operating results could fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OR DELAY OF A SINGLE CUSTOMER ORDER.

A relatively small number of customers account for a significant portion of our total revenues. While no customer accounted for over 10% of total sales for the three or nine months ended September 30, 2002, AB Medica SRL, our Italian distributor, accounted for 14% of total sales for the nine months ended September 30, 2001.

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

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108 in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and so added U.S. Patent Number 6,102,850 to the litigation. Computer Motion has since also accused us of infringing U.S. Patent No. 6,244,809, which it added to the litigation in May 2002. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. On December 7 and 8, 2000, the U.S. Patent and Trademark Office ("PTO") declared three interferences between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193, and 5,907,664, two of which Computer Motion has already now lost as a result of final judgments in Intuitive's favor. In light of those declarations of interference, the District Court on February 2001 stayed -- put on hold -- all proceedings in the litigation while the PTO conducted the interference proceedings. On March 30, 2002, the PTO rendered decisions in each of the interferences. As a result of the PTO's decisions, the District Court lifted the stay on May 1, 2002 and set trial to begin in late April 2003. The parties have now begun to file their motions for summary judgment. As of September 30, 2002, Intuitive had four motions for summary judgment of noninfringement on file to address four of Computer Motion's eight remaining patents-in-suit, numbers 5,907,664, 6,001,108, 6,102,850, and 6,244,809; as of that same date, Computer Motion had not filed any, although it has filed cross- motions on three of these same four patents. Decisions on these motions are expected to begin to issue sometime before year-end. At the Court's request, we will not file further motions for summary judgment until our first four motions are decided.

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

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against Intuitive. On November 8, 2001, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. A decision on the merits of the appeal is expected sometime in the next year. If we lose on appeal and ultimately also lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. If we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 10% of our sales for the three months ended September 30, 2002 and 22% for the three months ended September 30, 2001. On a year-to-date basis, sales to markets outside of the United States accounted for approximately 15% of our sales for the nine months ended September 30, 2002 and 36% for the nine months ended September 30, 2001.

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

SALES BY CURRENT STOCKHOLDERS COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of September 30, 2002, several entities beneficially owned more than 5% of the outstanding shares of our common stock, including Bear Stearns Asset Management, Allan G. Lozier, Investor Growth Capital, Ltd., Merrill Lynch & Co., and PaTMarK Company, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average time to maturity of all of our investments as of September 2002 was approximately 1.53 years. At September 30, 2002, approximately 32% of our investment portfolio was composed of investments with original maturities of one year or less.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Other than implementation of additional internal controls related to our cash disbursement process, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664, and 6,001,108, in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and so added U.S. Patent Number 6,102,850 to the litigation. Computer Motion has since also added U.S. Patent No. 6,244,809 to the litigation, alleging that we also infringe that tenth patent. Each of these ten patents concerns methods and devices for conducting various aspects of robotic surgery. Until February 2001, the litigation was proceeding in the early stages of discovery, with no trial date set. In February 2001, in response to Intuitive's request, the District Court "stayed" -- put on hold -- all proceedings in the litigation because of the declaration by the U.S. Patent and Trademark Office ("PTO") of three "interference" proceedings between a single SRI patent application exclusively licensed to us and three of Computer Motion's patents (see next paragraph). Now that the PTO has acted in each of the interferences, the stay has lifted and trial has been set for late April 2003. As is explained in the next paragraph, subject to appeal, Computer Motion has already lost all of its rights to two of its asserted patents, numbers 5,878,193 and 5,855,583, due to the interference judgments entered against it. In addition, we have now filed four motions for summary judgment of noninfringement, addressing four more of Computer Motion's patents-in-suit, numbers 6,001,108, 5,907,664, 6,102,850 and 6,244,809, on the latter three of which Computer Motion has cross-moved. Decisions on one or more of these motions may begin to issue sometime before year-end. Intuitive intends to file motions for summary judgment addressing the other four of Computer Motion's eight remaining patents by early 2003, once the Court has decided our first four motions. The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to each patent asserted in this action, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On December 7 and 8, 2000, the PTO declared three interferences between a single SRI patent application exclusively licensed to Intuitive and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193 and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. The Patent Office has now entered final judgment in each interference proceeding. In the interference involving the 5,878,193 patent, the PTO entered final judgment in Intuitive's favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image-based control of robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that Intuitive is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the three claims of the 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO again entered final judgment in Intuitive's favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that Intuitive is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the fifteen claims of the 5,855,583 patent. In the interference involving the 5,907,664 patent, the PTO entered final judgment against us, deciding that our patent claim is unpatentable for noncompliance with the "written description" requirement of Title 35 of the U.S. Code. The PTO declined to decide our motion challenging the validity of certain claims of the '664 patent, leaving that issue in question. This 5,907,664 patent was the subject of our first motion for summary judgment of noninfringement mentioned in the previous paragraph. In July 2002, Computer Motion filed suit against us in the U.S. District Court for the Central District of California to challenge the PTO's two interference judgments in our favor. That suit is pending.

In September 2000, we filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 0653,922, which issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An Opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, Intuitive cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution. An initial ruling in March 2002 indicated that the EPO was not then inclined to alter the '922 patent in any way. However, during a hearing held in Germany on July 2, 2002, the EPO sanctioned Computer Motion for its "abuse" of the Opposition process. As a result of Computer Motion's actions, the preliminary EPO decision is mooted, both sides will now provide further written briefing and evidence on the substantive issues, and another hearing is anticipated for sometime in 2003.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion, Inc. in the U.S. District Court for the District of Delaware. The complaint alleged that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The '984 patent, which concerns various aspects of voice control of surgical instruments, issued to IBM in early March 2001 and is exclusively licensed to us. The '984 patent predates by several years Computer Motion's development of voice-controlled surgical robots. Trial was held in August 2002. After evidence and argument was presented, the seven-member Delaware jury returned a verdict in our favor, finding that Computer Motion had failed to prove any claim of the '984 patent invalid and awarding us $4.4 million for damage caused by Computer Motion's sales of its infringing AESOP and ZEUS products. The suit is now in the post-trial briefing phase. Computer Motion's "prosecution laches" defense has now been fully briefed and we await a decision from the Court as to whether prosecution laches applies to the circumstances of our case.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against Intuitive, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. A decision on the substantive issue on appeal is expected sometime in the next year. We believe the appellate court will uphold the summary judgment of noninfringement. If we lose the appeal, the case will return for further proceedings in the District Court. We remain confident that we will prevail in Wilk's suit against us and that we have multiple meritorious defenses to Wilk's assertion of its '003 patent. However, litigation is unpredictable and we may not prevail with any of our defenses or on appeal. If we ultimately lose Wilk's suit against us, however, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

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

None.

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

_____________

(1) Previously filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-33016.

(2) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-33016.

(3) Previously filed as like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-33016.

(b) Current Reports on Form 8-K. We did not file a Current Report on Form 8-K during the three month period ending September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: November 8, 2002

CERTIFICATIONS

I, Lonnie M. Smith, certify that:

  I have reviewed this quarterly report on Form 10-Q of Intuitive Surgical, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lonnie M. Smith
 Lonnie M. Smith
Chief Executive Officer

November 8, 2002

I, Susan K. Barnes, certify that:

  I have reviewed this quarterly report on Form 10-Q of Intuitive Surgical, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Susan K. Barnes
 Susan K. Barnes
Chief Financial Officer

November 8, 2002

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