Form 10-K
period 2002-12-31
INTUITIVE SURGICAL INC
filed 2003-03-28
CIK 1035267

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

     (MARK ONE)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        COMMISSION FILE NUMBER 000-30713

                            INTUITIVE SURGICAL, INC.
           (Exact name of Registrant as Specified in its Charter)

                  DELAWARE                                  77-0416458
                  --------                                  ----------

(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
             or Organization)                           Identification Number)

                                  950 KIFER RD
                               SUNNYVALE, CA 94086
                              --------------------
           (Address of Principal Executive Offices including Zip Code)

                                 (408) 523-2100
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K. [   ]

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ X ] No [   ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, based upon the closing price of Common Stock on such date as reported by Nasdaq, was approximately $289,351,649. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of the registrant's common stock on February 28, 2003 was 36,920,459.


================================================================================

                            INTUITIVE SURGICAL, INC.

                         2002 ANNUAL REPORT ON FORM 10-K

                                      INDEX


PART I.                                                                     PAGE

    Item 1.  Business                                                         4

    Item 2.  Properties                                                      26

    Item 3.  Legal Proceedings                                               26

    Item 4.  Submission of Matters to a Vote of Security Holders             30

PART II.

    Item 5.  Market for the Registrant's Common Equity and Related           30
             Stockholder Matters

    Item 6.  Selected Consolidated Financial Data                            31

    Item 7.  Management's Discussion and Analysis of Financial Condition     32
             and Results of Operations

    Item 7a. Quantitative and Qualitative Disclosures About Market Risk      57

    Item 8.  Financial Statements and Supplementary Data                     58

    Item 9.  Changes in and Disagreements with Accountants on Accounting     58
             and Financial Disclosures

PART III.

    Item 10. Directors and Executive Officers of the Registrant              59

    Item 11. Executive Compensation                                          62

    Item 12. Security Ownership of Certain Beneficial Owners and             66
             Management

    Item 13. Certain Relationships and Related Transactions                  69

    Item 14. Disclosure Controls and Procedures                              69


PART IV.

    Item 15. Exhibits, Financial Statement Schedules and Reports on Form     70
             8-K

SIGNATURES                                                                   72

CERTIFICATIONS                                                               73

EXHIBIT INDEX                                                               104

                                     PART I


ITEM 1: BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the "Factors Affecting Operating Results" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

COMPANY BACKGROUND

Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our principal executive offices located at 950 Kifer Road, Sunnyvale, California 94086, our telephone number is (408) 523-2100 and our website address is www.intuitivesurgical.com. In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc. Intuitive(TM)(R), da Vinci(TM), EndoWrist(TM), InSite(TM) and Navigator(TM) are trademarks of Intuitive Surgical, Inc.

We design, manufacture and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery -- the third generation. We believe that this new generation of surgery, which we call Intuitive surgery, is a revolutionary advance similar in scope to the previous two generations of surgery -- open surgery and minimally invasive surgery, or MIS. Our da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary "wristed" instruments. By placing computer-enhanced technology between the surgeon and patient, we believe that our system enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System provides the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of MIS.


In March 1997, surgeons using an early prototype of our technology successfully performed Intuitive surgery on humans. Beginning in May 1998, surgeons using our technology successfully performed what we believe were the world's first computer-enhanced closed chest heart surgeries, including mitral valve repair, dissection of an internal mammary artery and grafting of a coronary artery. In early 2000, surgeons using our technology successfully completed what we believe was the world's first beating heart bypass procedure using only small ports. The da Vinci Surgical System can be used to control Intuitive Surgical endoscopic instruments including, rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, stabilizers, electrocautery, and accessories during a wide range of surgical procedures. In July 2000, we received marketing clearance from the U.S. Food and Drug Administration, or FDA for general surgery procedures. We received clearance for a non-cardiac thoracoscopic surgery indication for the product in March 2001. Additionally, in May 2001 we received clearance for use of our products in laparoscopic prostatectomy procedures, and in November 2002 we received clearance for use of our products in thoracoscopically-assisted cardiotomy procedures. As of December 31, 2002, we had sold 149 of our da Vinci Surgical Systems and surgeons using our technology had successfully completed several thousand surgery procedures of various types.

The first generation of surgery, open surgery, remains the predominant form of surgery and is still used in almost every area of the body. However, the large incisions required for open surgery create significant trauma to the patient, resulting in long hospitalization and recovery times, increased hospitalization costs, and significant pain and suffering. Over the past two decades, the second generation of surgery, MIS, has reduced trauma to the patient by allowing some surgeries to be performed through small ports rather than large incisions, resulting in shorter recovery times, fewer complications and reduced hospitalization costs. MIS has been widely adopted for certain surgical procedures, but it has not been widely adopted for complex procedures. We believe surgeons have been slow to adopt MIS for complex procedures because they generally find that fine tissue manipulations, such as dissecting and suturing, using these techniques are more difficult to learn and perform, and are less precise, than in open surgery.

The da Vinci System enables surgeons to overcome many of the shortcomings of both open surgery and MIS. Surgeons operate while seated comfortably at a console viewing a bright and sharp 3-D image of the surgical field. This immersive visualization results in surgeons no longer feeling disconnected from the surgical field and the instruments, as they do when using an endoscope in MIS. While seated at the console, the surgeon manipulates instrument controls in a natural manner, just as he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in every surgeon's hand. In designing our products, we have focused on making our technology as simple as possible to use. In our experience, based on over a thousand procedures, surgeons can learn to manipulate our instruments with only a short amount of training and can learn to perform Intuitive surgery with less training than is required for MIS.

Our products are designed to make a broad range of open surgical and MIS procedures suitable for Intuitive surgery. The da Vinci Surgical System is designed to allow surgeons to perform better surgery while providing patients with the benefits of MIS. We believe that these advantages will enable us to drive a fundamental change in surgery.

THIRD GENERATION SURGERY: THE INTUITIVE SURGICAL SOLUTION

The da Vinci System is designed to provide the surgeon the range of motion, fine tissue control and 3-D vision characteristic of open surgery while simultaneously allowing the surgeon to work through the small ports used in MIS. All this is accomplished in an intuitive manner, in the same way that the movements of a surgeon's hands in open surgery are entirely intuitive.

We believe that our technology overcomes many of the limitations of existing MIS in the following ways:

      - Natural Instrument Movements. Our technology is designed to directly transform the surgeon's natural hand movements outside the body into corresponding micromovements inside the patient's body. For example, a hand movement to the right outside the body causes the instrument inside the patient to be moved to the right, eliminating the backward nature of existing MIS.

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

      - More Precise Movements and Reduced Tremor. With our technology, the surgeon can also use "motion scaling," a feature that translates, for example, a three millimeter hand movement outside the patient's body into a one millimeter instrument movement in the surgical field inside the patient's body. Motion scaling is designed to allow greater precision than is normally achievable in both open surgery and MIS. In addition, our technology is designed to filter out the tremor inherent in every surgeon's hands.

      - Immersive 3-D Visualization. Our vision system, which we call the InSite vision system, is designed to give surgeons the perception that their hands are immersed in the surgical field even though they are outside the patient's body. As a result, we believe that surgeons no longer feel disconnected from the surgical field and the instruments, as they currently do with MIS. In addition, we believe that the InSite system provides a much brighter and sharper image than any other 3-D endoscope vision system. The InSite system also incorporates our proprietary Navigator camera control technology that allows the surgeon to easily change, move, zoom and rotate his or her field of vision. The combination of these features offers what we believe is the most advanced surgical vision system available today.

      - Easy to Learn, Easy to Master. In designing our products, we have focused on making our technology as simple as possible to use, even though it is inherently complex. We believe that tissue manipulations using our products are as natural as hand movements in open surgery. In our experience, based on feedback from surgeons who have performed hundreds of procedures, surgeons can learn to manipulate our instruments with only a short amount of training. Learning to perform surgical procedures using the da Vinci Surgical System will vary depending on the complexity of the procedure and the surgical team's experience with MIS techniques.

      - Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform surgery in virtually any part of the body. To date, surgeons have used the da Vinci Surgical System to perform over 100 different types of surgical procedures.

We believe that these advantages give the patient the benefits of less traumatic MIS while restoring to the surgeon the range of motion and fine tissue control possible with open surgery, along with further enhancements such as tremor reduction, motion scaling and superior visualization.

We believe that our technology has the potential to change surgical procedures in two basic ways:

- Convert procedures which are currently performed through large traditional incisions to Intuitive surgery.

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

AGREEMENT AND PLAN OF MERGER

On March 7, 2003, we entered into an Agreement and Plan of Merger with Computer Motion, Inc. Pursuant to the merger agreement, a wholly owned subsidiary of our company will merge with Computer Motion, with Computer Motion surviving the merger and continuing as a wholly owned subsidiary of our company.

Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of our common stock. The fraction of a share of our common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the expected capitalization of Intuitive Surgical and Computer Motion on an assumed closing date of June 20, 2003, we estimate that the exchange ratio will range from approximately 0.48 to
0.52 depending on the average Computer Motion common stock price during a defined period prior to closing. Based on these assumptions and on Computer Motion's common stock price as of the date of this Annual Report on Form 10-K, we estimate that we will issue approximately 14.7 million shares of our common stock in the merger and will reserve approximately 5.7 million additional shares of our common stock for future issuance in connection with our assumption of Computer Motion's outstanding options and warrants (including out-of-the-money options and warrants). Further, we estimate that, upon completion of the merger, our current stockholders will own approximately 72% of the then outstanding shares of our common stock and former Computer Motion stockholders will own approximately 28% of the then outstanding shares of our common stock. These estimates are subject to change depending on such factors as the number of fully-diluted shares we and Computer Motion have outstanding at closing, Computer Motion's stock price, and whether outstanding options and warrants of Computer Motion are exercised prior to closing.

Completion of the merger is subject to the approval of the stockholders of our company and Computer Motion. Certain stockholders of Computer Motion and our company have agreed to vote their respective shares in favor of the transaction.

In connection with the proposed merger, we have entered into a Loan and Security Agreement with Computer Motion pursuant to which we have agreed to provide a short-term secured bridge loan facility of up to $7.3 million. Computer Motion may use the facility to pay off existing indebtedness and to fund operations prior to completion of the merger. This facility terminates and all outstanding amounts become due and payable 120 days following termination of the merger agreement, subject to acceleration upon the occurrence of specified events. Interest on the facility will accrue at a rate of 8% per annum and will be payable on the maturity date.

Our company and Computer Motion have obtained an immediate stay through August 31, 2003 of all proceedings in the pending litigation proceedings between the companies. As part of the stays the courts have ceased all further activity in the cases during the period of stays, and will not issue any opinions or orders on issues already submitted for decision. The stays may be terminated before, or extended beyond, August 31, 2003 under specified circumstances. In the event the merger is completed, our company and Computer Motion will request dismissal with prejudice of the pending litigations.

In reaching its decision to approve the merger agreement, the Intuitive Surgical board of directors considered a variety of factors, including the following:

      - Complementary Nature of Technologies. Our board of directors believes there is a strategic fit between the technologies of our company and Computer Motion, including the core competencies, intellectual property rights and focus areas of the companies. Our board of directors believes that the merger will permit all major products and technologies currently provided by both companies to survive to the benefit of the surgical community for the foreseeable future. Our board of directors further believes that the merger will permit the companies to focus the talent and energy of the combined organization on developing and growing the application of robotics to minimally invasive surgery, bringing significant benefits to patients, surgeons and medical centers throughout the world. Our board of directors believes that the combined company has the opportunity to enhance its future prospects through the development of products utilizing the technologies and expertise of Intuitive Surgical and Computer Motion.

      - Dismissal of Patent Litigation. Our board of directors weighed the benefits of the dismissal of the pending patent litigations with Computer Motion upon completion of the merger. Our board of directors considered the diversion of management's attention and significant expense associated with ongoing patent litigation. Our board of directors also weighed the possibility that any the litigation could result in Intuitive Surgical being found to infringe the intellectual property rights of Computer Motion, which could be ruled to be valid and enforceable and could result in Intuitive Surgical being required to obtain a license from, and pay damages and/or royalties to, Computer Motion or, in the event the parties were unable to agree on the terms of a license to redesign or withdraw from the market one or more of Intuitive Surgical's products or product configurations.

      - Synergies. Our board of directors evaluated the potential synergies of a combination of Intuitive Surgical with Computer Motion, including the complementary nature of the business of Intuitive Surgical and Computer Motion and the opportunity for significant cost savings. Our board of directors noted that, although no assurances can be given that any particular level of synergies can be achieved, our management anticipates annual pre-tax cost savings of approximately $18 million commencing in late 2003 as a result of the merger. A significant portion of the cost savings will result from a substantial reduction in headcount. Our ability to achieve these goals is subject to economic conditions, and therefore there can be no assurance that these results will be achieved.

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

3-D Vision System. The vision system includes our InSite high resolution 3-D endoscope with two separate vision channels linked to two high resolution, progressive scan color monitors. The vision system also incorporates our InSite image processing equipment comprised of high performance video cameras, specialized edge enhancement and noise reduction equipment. The resulting 3-D image has high resolution and contrast and no flicker or cross-fading, which occurs in single monitor systems, and minimizes eye fatigue. Our vision system allows the surgeon to move his or her head in the viewer without affecting image quality.

ENDOWRIST INSTRUMENTS

We manufacture a variety of EndoWrist instruments, each of which incorporates a wrist joint for natural dexterity, with tips customized for various surgical procedures. These EndoWrist instruments are currently approximately seven millimeters in diameter. The instruments mount onto the electromechanical arms that represent the surgeon's left and right hands and provide the mechanical capability necessary for performing complex tissue manipulations through ports. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels and other surgical tools that are readily familiar to the surgeon from open surgery and MIS. Generally, a variety of EndoWrist instruments are selected and used interchangeably during the surgery. Where instrument tips need to incorporate a disposable component, for example, scalpel blades, we sell disposable inserts. We plan to continue to add new types of EndoWrist instruments for additional types of surgical procedures.

The EndoWrist instruments are "smart disposables" because they are resterilizable and reusable for a defined number of procedures. A custom computer chip inside each instrument performs several functions that help determine how the system and instruments work together. When an EndoWrist instrument is attached to an arm of the patient-side cart, the chip performs an "electronic handshake" that ensures the instrument was manufactured by us and recognizes the type and function of the instrument and number of past uses. For example, the chip distinguishes between scissors and a scalpel and controls the unique functions of different instruments as appropriate. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures so that its performance meets specifications during each procedure.

USING THE DA VINCI SURGICAL SYSTEM

During a procedure, the patient-side cart is positioned next to the operating table with the electromechanical arms arranged to provide access to the initial ports selected by the surgeon. Metal tubes attached to the arms are inserted through the ports, and the EndoWrist instruments are introduced through the tubes into the patient's body. The surgeon then performs the procedure while sitting comfortably at the surgeon's console, manipulating the instrument controls and viewing the operation through our InSite vision system. When a surgeon needs to change an instrument, as is done many times during an operation, the instrument is withdrawn from the surgical field using the controls at the console, in similar fashion to the way a surgeon withdraws instruments from the patient in MIS. A scrub nurse standing near the patient removes the unwanted instrument from the electromechanical arm and replaces it with the new instrument, in a process designed to be rapid enough not to disturb the natural flow of the procedure. As a result, the scrub nurse plays a role similar to that played in open surgery and MIS. At the conclusion of the operation, the metal tubes are removed from the patient's body and the small incisions are sutured or stapled.

OUR STRATEGY

Our goal is to establish Intuitive surgery as the standard for complex surgical procedures and many other procedures currently performed using either open surgery or MIS. We intend to accomplish this objective both by pioneering new types of endoscopic surgery and by making existing MIS procedures easier, safer and more cost effective. Over time, our strategy is to broaden the number of procedures performed using the da Vinci Surgical System and to educate surgeons and hospitals as to the benefits of Intuitive surgery. Key elements of this strategy include:

Focus on Key Institutions. Our marketing efforts are focused on both academic and community hospitals. Following the initial placement at a given hospital, we endeavor to expand the number of physicians who use the da Vinci Surgical System and work with the hospitals and their surgeons to promote patient education as to the benefits of Intuitive surgery. We believe that these efforts will result in increased usage per system, leading to high volume sales of instruments and sales of additional systems at each hospital. In addition, we believe such efforts will benefit early-adopting hospitals by increasing their market share in the procedures and specialties that benefit from Intuitive surgery. We expect these efforts to increase demand for our products among competitive hospitals, surgeons and referring physicians.

Focus on Leading Surgeons to Drive Rapid and Broad Adoption. We place significant emphasis on marketing the da Vinci Surgical System to leading surgeons who are considered to be the "thought leaders" in their institutions and fields. These surgeons typically perform complex surgical procedures that are currently not adaptable to MIS techniques. For example, cardiac procedures, of which over one million are currently performed annually worldwide, are among the most difficult to perform using MIS techniques. This strategy puts surgeons at the forefront of procedure development and provides them an opportunity to maintain a competitive edge in their specialty. We believe that early adoption of our products by surgical thought leaders will give many other surgeons the confidence that the da Vinci Surgical System can be used for all types of surgical procedures. In addition to working with academic-based thought leaders, we will work with busy community-based surgeons who are focused on differentiating themselves within their community. We will help them expand their busy clinical practice by offering their patients an increased number of MIS procedures.

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

CLINICAL APPLICATIONS

We believe our technology is capable of enhancing or enabling a wide variety of procedures in many surgical specialties. To date, surgeons using our da Vinci Surgical System have performed several thousand surgical procedures of various types, including general, cardiothoracic, and urologic surgery. These surgical applications which, are currently cleared by the FDA, are further described below.

GENERAL SURGERY

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

CARDIOTHORACIC SURGERY

Internal Mammary Artery Dissection. In a coronary artery bypass graft procedure used in cardiac surgery, a blocked coronary artery is bypassed with a graft. When available, an artery from the chest called the internal mammary artery is dissected from its natural position and grafted into place to perform the bypass. Because the internal mammary artery is located on the underside of the anterior surface of the chest, dissection of the vessel is challenging using existing surgical instruments through the three- to five-inch incision currently used in a coronary artery bypass graft procedure. The da Vinci instruments have multiple joints that emulate the surgeon's shoulders and elbows, allowing exact positioning of the instruments inside the patient's chest. In addition, the EndoWrist joints permit the surgeon to reach behind the tissues for easier dissection of the internal mammary artery. Thus, we believe that the internal mammary artery can be dissected with greater ease and precision using our technology.

Thoracoscopy. A number of procedures performed in the thorax, or chest cavity, can be accomplished by minimally invasive methods. These methods are generally referred to as thoracoscopic procedures. They include various types of lung resection, biopsy procedures, node dissections, nerve resections and esophageal surgery. Conventional thoracoscopic tools have all the limitations of conventional laparoscopic tools, such as "backward" movement and limited range of motion. We believe that the capability of our technology to operate dexterously in the often very small and restrictive space of the chest cavity will offer significant clinical value in the performance of advanced thoracoscopic procedures.

Mitral Valve Repair/Replacement. Valve repair and replacement surgeries are challenging even when using open surgical techniques. Significant exposure of the surgical field is essential to the identification and precise manipulation of valves and other structures inside the heart, and is key to successful surgical outcomes with minimal complications. Motion scaling allows a surgeon using our da Vinci Surgical System to maneuver instruments inside the patient even more precisely than is possible in open surgery. Our system has already enabled heart valve repairs to be performed through small ports in a manner that could not have been accomplished with open surgery. Replacement of valves currently requires a small incision, even if the majority of the procedure is eventually performed through ports using our technology, because the replacement valve itself is too large to be inserted into the chest through a port. However, new valve designs that can be delivered through ports are being developed, and the small incisions necessary today to deliver a replacement valve to the heart may eventually not be required, allowing a surgeon using the da Vinci Surgical System to replace a valve entirely using ports.

UROLOGIC SURGERY

Radical prostatectomy is the removal of the prostate gland in patients diagnosed with clinically localized prostatic cancer. The current approach to removal of the prostate is via an open surgical procedure or a laparoscopic approach. The laparoscopic approach while not prevalent, is difficult and poses challenges to even the skilled urologist. Patient demand for a minimally invasive approach to the radical prostatectomy is increasing. The da Vinci Surgical system allows for improved visualization of the gross anatomy (dorsal veins, endopelvic fascia, bladder muscle, puboprostatic ligaments), microanatomy (bladder muscosa, nerve bundles) and tissue planes which are critical for an anatomic dissection. Da Vinci radical prostatectomy allows for good oncologic results, better anastomoses, reduced operative blood loss, less postoperative pain, improved cosmesis and potentially a better nerve-sparing technique. The technology has enabled surgeons to convert from an open technique to a minimally invasive technique with great ease.

ADDITIONAL CLINICAL APPLICATIONS

The da Vinci Surgical System has full regulatory clearance in Europe and has been used for other applications which have not yet been cleared by the FDA. In addition, we believe there are numerous additional applications that can be addressed with the da Vinci Surgical System. Some of these applications include totally endoscopic coronary artery bypass surgery, vascular surgery such as aorto-femoral bypass and aortic aneurysm repair, gynecologic and orthopedic surgery.

Totally Endoscopic Coronary Artery Bypass (TECAB). Coronary artery bypass graft surgery demands that the surgeon delicately dissect and precisely suture very small structures, which are less than two millimeters in diameter, under significant magnification. These procedures are difficult when performed in open surgery. They are even more difficult when performed using an endoscopic or limited incision approach, and extraordinarily difficult to perform when the heart is beating. As a result, this procedure is typically done as open surgery by stopping the heart and using a heart/lung bypass machine. Our technology is designed to allow surgeons to perform scaled instrument movements that can be even more precise than the movements used in open surgery, thus enabling precise suturing of single and multiple coronary vessels on a stopped or beating heart.

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

Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and it can be done by using open surgery or MIS techniques. Like colon resection, it demands a significant degree of tissue manipulation in the dissection and ligation, or tying, of blood vessels, ligaments and other pelvic structures. Further, laparoscopic techniques used in this procedure increase the risk of injury to the ureters, which are vital structures that provide the conduit for urine between the kidney and bladder. It is often difficult to ensure the identification and prevention of injury to the ureters and bladder with conventional MIS instruments because of the limited angles at which these instruments can be positioned. We believe that our products will increase the surgeon's dexterity in this procedure and, as a result, will have a significant impact on safety, operating time, and rate of adoption of port-based techniques in hysterectomy.

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

ORTHOPEDIC SURGERY

Spinal Surgery. Disc removal and spinal fusion are common procedures performed in open spinal surgery. Disc replacement, via prosthetic discs, holds great promise for hundreds of thousands of back pain sufferers. MIS techniques where surgeons approach the spine through the abdomen and use laparoscopic methods to expose the anterior portion of the spine and lumbar disc space are rapidly emerging. This procedure requires both delicate and precise dissection and retraction of tissue, and would benefit from the enhanced capabilities offered by the da Vinci Surgical System. We believe that our technology may make this procedure safer, easier, more precise, and allow more surgeons to perform it with confidence.

MARKETING AND DISTRIBUTION

We market our products through a direct sales force in the United States and most of Europe. We have also entered into agreements with distributors in Italy, Canada, India, Singapore and Japan. Our marketing and sales strategy in the United States and Europe involves the use of a combination of area sales managers, technical sales representatives and clinical training specialists. As of December 31, 2002, we had 94 employees in sales and marketing. We expect to increase our sales and marketing force as we expand our business.

The role of our technical sales representatives is to educate physicians and surgeons on the advantages of Intuitive surgery and the clinical applications that our technology makes possible. We also train our technical sales representatives to educate hospital management on the potential benefits of early adoption of our technology and the potential for increased local market share that may result from Intuitive surgery. Once a hospital has installed a da Vinci Surgical System, our sales force helps introduce the technology to other surgical specialties within the hospital.

Clinical training specialists provide training and support to physicians and other hospital staff. We employ service technicians to install our da Vinci Surgical Systems and to provide non-clinical technical expertise, service and maintenance. We believe that this combination of technical sales representatives, clinical training specialists and service technicians provides an appropriate balance of professional selling skills while maintaining an adequate level of technical expertise in the field.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and normally requires the approval of senior management at purchasing institutions. Particularly during periods in which our sales volume is low, this may contribute to fluctuations in our quarterly operating results.

TECHNOLOGY

Using key technologies, we have designed the da Vinci Surgical System to ensure intuitive control and fail-safe operation of the system. The system updates arm and instrument positions over 1,000 times per second, thereby ensuring real-time connectivity between the surgeon's hand movements and the movements of the instrument tips. A backup battery is included in the system that can power the system for more than 20 minutes in case of power loss or fluctuation. We believe this 20-minute period is sufficient either to reestablish the power supply or for the hospital back-up power system to become effective.

Monitoring the operation of the system at all times is a network of approximately 20 micro-controllers that checks for proper system performance. System misuse or system fault can be detected and the system can be transitioned to a safe state in micro-seconds. The system also includes a sensor that detects the presence of the surgeon's head in the viewer. If the surgeon removes his or her head from the viewer, the system automatically disengages and locks the instruments in place to prevent inadvertent movement.

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

Unlike other 3-D systems, our InSite vision system relies on two entirely separate vision channels. Two eyepieces are linked by a precisely designed optical assembly to two high resolution, high contrast medical grade monitors, which have been specially designed to have a refresh update rate that eliminates flicker and reduces eye fatigue. Our stereo endoscope uses two separate high-resolution optical channels to improve image clarity. The stereo images pass through video processing electronics that provide specialized edge enhancement and noise reduction. A foot switch at the surgeon's console operates a focus controller on the endoscope. The endoscope self-regulates the temperature of its tip to eliminate fogging during procedures.

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

INTELLECTUAL PROPERTY

Since our inception in late 1995, we have encountered and solved a number of technical hurdles. We have patented and continue to pursue patent and other intellectual property protection for the technology that we have developed to overcome these hurdles. In addition to developing our own patent portfolio, we have spent significant resources in acquiring exclusive license rights to necessary and desirable patents and other intellectual property from SRI International and IBM, which were early leaders in applying robotics to surgery. One of the strengths of our portfolio is that the licensed SRI International and IBM patents have original filing dates as early as January

1992 and June 1991, respectively. We have also exclusively licensed a patent application from MIT concerning robotic surgery. In April 2000, we exclusively licensed an extensive minimally invasive heart surgery patent portfolio from Heartport, Inc. in the field of robotic surgery. These patents cover many different forms of minimally invasive robotic surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement and beating heart stabilization. In June 2001, we entered into a non-exclusive patent license with Olympus Optical Co., Ltd. of Japan for several robotic surgery patents. As of March 14, 2003, we hold exclusive field-of-use licenses for over 80 United States patents and approximately 40 foreign patents, and own outright 28 U.S. patents that expire no earlier than 2016. We also own or have licensed numerous pending United States and foreign patent applications, several of which were recently allowed. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon's console, electromechanical arms, vision system and our EndoWrist instruments. We intend to continue to file additional patent applications to seek protection for other proprietary aspects of our technology.

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

Under the terms of our license agreement with SRI International, we have an exclusive, worldwide, royalty-free license to use the SRI International technology developed before

September 12, 1997, including all patents and patent applications resulting from that work, in the field of manipulating tissues and medical devices in animal and human medicine, including surgery, laparoscopic surgery and microsurgery. We also have the right of first negotiation with respect to any SRI International technology developed in these areas before September 12, 1999 but after September 12, 1997.

Our license with SRI International will terminate upon the last expiration of the patents licensed from SRI International or December 20, 2012, whichever is later. Currently, the last patent expiration date is in 2016, although this could change. SRI International may terminate the license in the event of a material, uncured breach of our obligations. In the event SRI International terminates the license, we do not know whether the necessary licenses could be reacquired from SRI International on satisfactory terms, if at all.

IBM LICENSE AGREEMENT

IBM conducted research on the application of computers and robotics to surgery during the late 1980s and early 1990s. IBM performed some of this work in conjunction with the Johns Hopkins Medical Center. Our license agreement with IBM covers a number of technologies related to the application of computers and robotics to surgery. Under the terms of this agreement, we have an exclusive, worldwide, royalty-free license to a number of IBM patents and patent applications in the field of surgery performed on animals and humans. We also have a non-exclusive license from IBM to practice in the areas of neurology, ophthalmology, orthopedics and biopsies. Under the license, we were obligated to make two payments to IBM, which were tied to revenue milestones. The final payment became payable in December 2001 and was paid in March 2002. The IBM license agreement will terminate upon the last expiration of the licensed patents. Currently, the last patent expiration date is in 2016, although this could change. In the event IBM terminates the license agreement, we do not know whether necessary licenses could be reacquired from IBM on satisfactory terms, if at all.

In March 2001, consistent with the terms of our license agreement with IBM, Intuitive and IBM jointly sued Computer Motion in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,201,984. See "Item 3: Legal Proceedings" for a more detailed description of this litigation.

MIT LICENSE AGREEMENT

After receiving funding from the U.S. Department of the Army, several researchers at MIT conducted research on various aspects of robotic surgical systems. As a result of that work, several patent applications were filed. Both MIT and the Army waived their rights to all but one of these applications, which the inventors ultimately assigned to us. MIT owns the other application. Under the terms of our license agreement with MIT, we have an exclusive, worldwide, royalty-free license to this patent application in the field of medical devices. The MIT license will terminate upon the last expiration of any patents issuing from the licensed patent application. MIT also has the right to terminate the MIT license in the event of a material, uncured breach of our obligations under the license. In the event MIT terminates the license, we do not know whether we would be able to reacquire a license from MIT on satisfactory terms, if at all.

HEARTPORT, INC. LICENSE AGREEMENT

Since its inception in the early 1990s, Heartport, Inc. has developed an extensive patent portfolio covering systems and methods for performing many different aspects of minimally invasive heart surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement, and beating heart stabilization. In April 2000, we acquired an exclusive, worldwide license in the field of robotic surgery to much of Heartport's portfolio, including issued U.S. patents and pending U.S. and foreign applications. The license is royalty-free unless we sell instruments for robotic surgery procedures that are not operated by the robotic surgery system, in which case we pay a small royalty.

Our license will terminate upon the last expiration of the patents licensed from Heartport. Currently, the last patent expiration date is in 2015, although this could change. Heartport may terminate the license in the event of a material, uncured breach of our obligations. In the event Heartport terminates the license, we do not know whether the necessary or desirable licenses could be reacquired from Heartport on satisfactory terms, if at all.

In April 2001, Heartport became part of the Cardiovations Division of Ethicon, Inc., a Johnson & Johnson Company. Intuitive's exclusive license survives Johnson & Johnson's acquisition of Heartport. Ethicon, Inc. therefore is Intuitive's licensor under the Heartport license.

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

We purchase both custom and off-the-shelf components from a large number of certified suppliers and subject them to stringent quality specifications. We periodically conduct quality audits of suppliers and have established a supplier certification program. Some of the components necessary for the assembly of our products are currently provided to us by sole source suppliers or single source suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation.

COMPETITION

We consider our primary competition to be existing open or MIS surgical techniques. Our success depends in part on convincing hospitals, surgeons and patients to convert procedures to Intuitive surgery from open or existing MIS.

We also face competition from several companies that are developing new approaches and products for the minimally invasive surgery market, however, as many of these developments are aimed at MIS, it is our belief that the da Vinci platform may actually prove complimentary to these new technologies.

In addition, a limited number of companies are using robots and computers in surgery, including endoVia Medical, Inc., Computer Motion, Integrated Surgical Systems, Inc., Johns Hopkins University Engineering Research Consortium, Maquet AG, MicroDexterity Systems, Inc., Armstrong Healthcare Ltd., Sinters SA, and Ross-Hime Designs, Inc. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products.

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

Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes -- Class I, Class II or Class III -- depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class II medical devices.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA's Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials, or General Controls. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

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

Approval of a premarket approval application, or PMA, from the FDA is required before marketing of a Class III product can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Once the FDA determines that an application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application frequently occurs over a significantly longer period of time, sometimes up to several years. In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

When FDA approval of a Class I, Class II or Class III device requires human clinical trials, and if the device presents a "significant risk" (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a "non-significant" risk, IDE submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices.

Our manufacturing processes are required to comply with the FDA's Good Manufacturing Practice, or GMP, requirements contained in its Quality System Regulation, or QSR. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of a company's products. The QSR also requires maintenance of a device master record, device history record, and complaint files. A company's domestic facility, records, and manufacturing processes are subject to periodic unscheduled inspections by the FDA.

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

Subsequent to the July 2000 clearance of the da Vinci Surgical System, we have obtained additional 510(k) clearances from the FDA to include non-cardiac thoracoscopic surgical procedures (March 2001), laparoscopic radical prostatectomy (May 2001). and thoracoscopically-assisted cardiotomy procedures (November 2002). In January 2001, we submitted an investigational device exemption application to the FDA requesting permission to conduct a multi-center evaluation of the da Vinci Surgical System for totally endoscopic coronary artery bypass grafting. In April 2001, we received a letter from the FDA approving trials for totally endoscopic coronary artery bypass grafting. We have commenced this clinical trial and, if completed, we expect to submit a 510(k) to the FDA requesting permission to expand the intended use for the da Vinci Surgical System to include totally endoscopic coronary artery bypass grafting. While trials are in progress, we cannot assure that such trials will produce clinical data adequate to support a 510(k) application.

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

CALIFORNIA REGULATION

The state of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection. Our facilities and manufacturing processes were inspected in February 1998. We passed the inspection and received our device manufacturing license from the Food and Drug Branch, or FDB, of the California Department of Health Service in March 1998. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the FDB and we have received an updated device manufacturing license for our Sunnyvale facility.

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

Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE mark on its products. In January 1999, following an audit of our quality system and Mountain View facility, we received permission from DGM, our Notified Body and agent of the Danish Government, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments.

If we modify existing products or develop new products in the future, we may need to apply for permission to affix the CE mark to such products. In addition, we are subject to annual regulatory audits in order to maintain the CE mark permissions already obtained. We do not know whether we will be able to obtain permission to affix the CE mark for new or modified products or whether we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union.

The Ministry of Health and Welfare regulates commercialization and reimbursement of medical devices in Japan. We have developed a clinical trial strategy for laparoscopic surgical use of the da Vinci Surgical System and EndoWrist instruments with our commercial partner in Japan. In May 2001, the proposed clinical trial strategy was approved by the Ministry of Health and Welfare. We commenced this clinical trial in June 2001 and, if completed, we expect to submit appropriate documentation to the Ministry of Health and Welfare requesting permission to commercialize the da Vinci Surgical System for conduct of laparoscopic surgical procedures in Japan. We are currently in the process of developing a cardiothoracic surgical clinical strategy with our commercial partner to facilitate conduct of an evaluation ultimately permitting expansion of the intended use for da Vinci Surgical System to include various cardiothoracic surgical procedures. However, we do not know whether we will succeed in procuring the required approvals to market our products in Japan or elsewhere, even if we develop a strategy and ultimately apply for these approvals.

THIRD-PARTY REIMBURSEMENT

In the United States and international markets where we intend to sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedures are considered non-experimental and non-cosmetic. In the United States, reimbursement for medical procedures under the Medicare and Medicaid programs is administered by Centers for Medicare & Medicaid Services. Generally, procedure codes are assigned by the American Medical Association using the copyrighted Current Procedural Terminology codes, which are in turn incorporated in the Medicare and Medicaid programs coding system. Applications for new procedure codes may be submitted to the American Medical Association.

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

Domestic institutions typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because the da Vinci Surgical System has been cleared for commercial distribution in the United States by the FDA, Medicare reimbursement is available for use of the device in laparoscopic and thoracoscopic procedures and procedures conducted under an approved investigational device exemption application. We believe that the additional procedures we intend to target are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors' policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may have to apply to the American Medical Association for a unique Current Procedural Terminology code covering computer-enhanced surgery. If an application for a unique code is required, reimbursement for any use of our products may be unavailable until an appropriate code is granted. The application process, from filing until adoption of a new code, can take two or more years.

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

EMPLOYEES

As of December 31, 2002, we had 290 employees, 54 of whom were engaged directly in research and development, 93 in manufacturing and service and 143 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

RECENT DEVELOPMENTS

In November 2002, Frederic Moll, M.D. the Company's co-founder and Medical Director, and a member of the Board of Directors, became the Chief Executive Officer at a newly formed company called Hansen Medical. The Company does not believe that Hansen Medical will directly compete with the Company. Hansen Medical intends to develop and sell products that will use catheter-based medical device technology for interventional procedures. The Board of Directors and management of the Company have agreed with Dr. Moll that he will continue with his responsibilities as Medical Director at a salary commensurate with his time spent at the Company and that he will continue to serve as a member of the Board of Directors. The Company may decide to license certain portions of its technology to Hansen Medical as well as take an equity position in this new venture. Initial funding for Hansen Medical has been provided by Prospect Venture Partners. Dr. Russell C. Hirsch, a member of our board of directors, serves as one of the managing partners for Prospect Venture Partners.

WEBSITE ACCESS TO REPORTS

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under "SEC Filings."

ITEM 2: PROPERTIES

Prior to February 2002, we leased approximately 50,000 square feet in Mountain View, California. The lease expired in February 2002 and was not renewed.

Effective January 2002, we lease approximately 83,000 square feet in Sunnyvale, California. Our lease agreement requires us to lease an additional 22,000 square feet starting in January 2004. The facility is leased through April 2007, and we have an option to extend the lease for an additional five-year term.

ITEM 3: LEGAL PROCEEDINGS

COMPUTER MOTION

We are involved in intellectual property litigation with Computer Motion as described below. While the recently announced merger agreement has resulted in a stay of all such litigation and other administrative legal proceedings between Intuitive and Computer Motion, these proceedings may continue if the merger is not completed for any reason. If the merger closes, then all litigation and other disputes between Intuitive and Computer Motion will be dismissed with prejudice or similarly finally terminated.

On May 10, 2000, Computer Motion filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664, and 6,001,108, in willful disregard of Computer
Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and added U.S. Patent Number 6,102,850 to the litigation. Computer Motion subsequently added U.S. Patent No. 6,244,809 to the litigation, alleging that we also infringe that tenth patent. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. Of those ten patents, three are no longer part of the suit. After Computer Motion lost all of its rights to its 5,855,583 and 5,878,193 patents as a result of our successful Patent Office interference proceedings, Computer Motion voluntarily dismissed those patents from suit. However, Computer Motion has sought to challenge the interference proceedings by separate district court appeal. In addition, in November 2002, the Court granted our motion for summary judgment of noninfringement of the 6,102,850 patent. In February 2003, the Court denied our motion for summary judgment of noninfringement of the 6,244,809 patent and granted Computer Motion's cross-motion for partial summary judgment of literal infringement of one claim of that patent. We subsequently requested that the Court reconsider that decision because of perceived flaws in the Court's approach to the issue of infringement on summary judgment. Regardless of what happens on reconsideration, we will continue to defend the 809 patent on invalidity, based on the earlier robotic surgery work of SRI and others. We still have pending motions for summary judgment of noninfringement on two more of Computer Motion's seven remaining patents-in-suit, numbers 5,907,664 and 6,001,108. At the Court's request, we will not file further motions for summary judgment until the remaining pending motions are decided. In late January 2003, after close of fact discovery, Computer Motion asserted between 26 and 35 new claims of its seven remaining patents-in-suit and new theories of infringement. We have moved to strike those new assertions as inappropriate at this late stage. Trial had been calendared for April 29, 2003.

\

In connection with our proposed merger with Computer Motion, our company and Computer Motion have obtained an immediate stay through August 31, 2003 of all proceedings in the pending litigations between the companies. As part of the stays, the courts have ceased all further activity in the cases during the period of stays, and will not issue any opinions or orders on issues already submitted for decision. In addition, the California court postponed the trial date and was asked to reset trial for a date no earlier than November 30, 2003. The stays may be terminated before, or extended beyond, August 31, 2003 under specified circumstances. In the event the merger is completed, our company and Computer Motion will request dismissal with prejudice of all pending litigations.

The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. In the event the stay is lifted, this action will subject us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to each patent asserted in this action, in the event that the stay is lifted, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion's charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On March 7, 2003, Intuitive and Computer Motion announced their intent to merge into a single surviving company. As part of their merger agreement, on March 10, 2003, both companies jointly requested that the California litigation be stayed through August 31, 2003, and that a trial date be reserved no sooner than three months after August 31, 2003, in case the merger cannot be completed. Currently, there is no further activity in the California litigation while closing of the merger is pursued.

On December 7 and 8, 2000, the PTO declared three interferences between a single SRI patent application exclusively licensed to our company and three of Computer Motion's patents, Numbers 5,855,583, 5,878,193 and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. The Patent Office entered final judgment in each interference proceeding. In the interference involving the 5,878,193 patent, the PTO entered final judgment in our favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image-based control of robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that we are entitled to patent that invention, and that Computer Motion is no longer entitled to any of the three claims of the 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO again entered final judgment in our favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that we are entitled to patent that invention, and that Computer Motion is no longer entitled to any of the 15 claims of the 5,855,583 patent. In the interference involving the 5,907,664 patent, the PTO entered final judgment against us, deciding that our patent claim is unpatentable for noncompliance with the "written description" requirement of Title 35 of the U.S. Code. The PTO declined to decide our motion challenging the validity of certain claims of the `664 patent, leaving that issue in question. This 5,907,664 patent was the subject of our first motion for summary judgment of noninfringement mentioned in the previous paragraph, which motion still has not been decided. In July 2002, Computer Motion filed suit against us in the U.S. District Court for the Central District of California to challenge the PTO's two interference judgments in our favor. That suit has also been stayed through August 31, 2003 as a result of the merger agreement between Computer Motion and Intuitive.

In September 2000, we filed a Notice of Opposition in the European Patent Office, or EPO, challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In our Notice of Opposition, we cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution. An initial ruling in March 2002 indicated that the EPO was not then inclined to alter the `922 patent in any way. However, during a hearing held in Germany on July 2, 2002, the EPO sanctioned Computer Motion for its "abuse" of the opposition process. As a result of Computer Motion's actions, the preliminary EPO decision is mooted, both sides will now provide further written briefing and evidence on the substantive issues, and another hearing is anticipated for sometime later in 2003. Intuitive and Computer Motion anticipate taking steps to seek a stay or other similar relief from the EPO as a result of their recent merger agreement.

On March 30, 2001, Intuitive and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The complaint also impacted the HERMES product to the extent it interfaced with either the AESOP or ZEUS. The `984 patent concerns various aspects of voice control of surgical instruments issued to IBM in early March 2001 and is exclusively licensed to us. The `984 patent predates by several years Computer Motion's development of voice-controlled surgical robots. Trial was held in August 2002. After evidence and argument was presented, the seven-member Delaware jury returned a unanimous verdict in our favor, finding that Computer Motion had failed to prove any claim of the `984 patent invalid and awarding us $4.4 million for damage caused by Computer Motion's sales of its infringing AESOP and ZEUS products. In December 2002, the Court rejected Computer Motion's final "prosecution laches" defense as inapplicable to the circumstances presented by our patent. Subject to the stay, the suit is in the post-trial briefing phase. Computer Motion has filed three motions seeking to set aside the jury's verdict, to reduce the damages awarded, and for a new trial on one or more issues. We have filed our request for a permanent injunction against further infringing sales of Computer Motion's AESOP and ZEUS products. In February 2003, the Court indicated that it would first address Computer Motion's post-trial requests before deciding our request for a permanent injunction against Computer Motion. All proceedings in this suit have also now been stayed through August 31, 2003 as a result of the merger agreement between Computer Motion and Intuitive.

BROOKHILL-WILK 1, LLC

On September 1, 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against our company, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the `003 patent in our favor and dismissed Wilk's complaint in its entirety. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. A decision on the substantive issue on appeal is expected sometime in 2003. We believe the appellate court will uphold the summary judgment of noninfringement. If we lose the appeal, however, the case will return for further proceedings in the District Court. We remain confident that we will prevail in Wilk's suit against us and that we have multiple meritorious defenses to Wilk's assertion of its `003 patent. However, litigation is unpredictable and we may not prevail with any of our defenses or on appeal. If we ultimately lose Wilk's suit against us, however, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, if we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

OTHER LEGAL MATTERS

In September 2002, we discovered that one of our employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of the company's management. This matter was investigated by law enforcement authorities and company advisors. We have since terminated this employee and have taken actions intended to insure that no similar incidents can occur in the future, including by implementing additional controls relating to our cash disbursement process. In addition, we are seeking to recover our loss. We have filed a claim with our insurance carrier, from which we expect to receive proceeds of approximately $500,000, and have filed suit against the sellers of the administrative supplies in December 2002. Our complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organizations ("RICO") Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the Unauthorized Purchase of Office Supplies, and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. Our suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In January 2003, we amended our complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code
Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5. The amended complaint reiterates our claim to recover actual and treble damages, costs and attorney fees. This suit is in its early stages and, as of March 21, 2003, none of the defendants have yet answered either complaint.

We are subject to legal proceedings and claims that arise in the normal course of our business. We do not know whether we will prevail in these matters nor can we assure you that any remedy could be reached on commercially viable terms, if at all. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters at this time and, therefore, cannot estimate the range of possible loss.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2002.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on The Nasdaq Stock Market under the symbol "ISRG" since June 13, 2000. The following table sets forth the high and low sales prices of our common stock for the periods indicated and are as reported by Nasdaq.

                 QUARTER                             HIGH             LOW
                                                    ------          ------
Year Ended December 31, 2002:
First Quarter                                       $10.15          $ 8.39
Second Quarter                                       10.90            7.92
Third Quarter                                         8.31            5.77
Fourth Quarter                                        8.13            6.08

Year Ended December 31, 2001:
First Quarter                                       $ 9.13          $ 4.88
Second Quarter                                       14.78            3.00
Third Quarter                                        14.15            4.99
Fourth Quarter                                       10.75            6.01

As of December 31, 2002, there were approximately 253 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to such consolidated statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

                                                         YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                         2002        2001        2000        1999         1998
                                       --------    --------    --------    ---------   ---------
                                                   (In Thousands, Except Per Share Data)
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Sales ...............................  $ 72,022    $ 51,673    $ 26,624    $ 10,192    $     --
Cost of sales .......................    34,584      28,218      18,031       9,273          --
                                       --------    --------    --------    --------    --------
Gross profit ........................    37,438      23,455       8,593         919          --
                                       --------    --------    --------    --------    --------

Operating costs and expenses:
 Selling, general and administrative     40,864      29,987      19,136       9,338       7,565
 Research and development ...........    16,793      13,851      11,734      11,130      23,208
                                       --------    --------    --------    --------    --------
   Total operating costs
    and expenses ....................    57,657      43,838      30,870      20,468      30,773
                                       --------    --------    --------    --------    --------
Loss from operations ................   (20,219)    (20,383)    (22,277)    (19,549)    (30,773)
Interest income, net ................     1,798       3,683       3,754       1,134       1,330
                                       --------    --------    --------    --------    --------
Net loss ............................  $(18,421)   $(16,700)   $(18,523)   $(18,415)   $(29,443)
                                       ========    ========    ========    ========    ========

Basic and diluted net loss per share   $  (0.51)   $  (0.47)   $  (0.78)   $  (3.81)   $  (8.14)
                                       ========    ========    ========    ========    ========
Shares used in computing basic and
 diluted net loss per share .........    36,458      35,815      23,796       4,837       3,619
                                       ========    ========    ========    ========    ========

                                                                DECEMBER 31,
                                        -------------------------------------------------------------
                                           2002        2001         2000         1999          1998
                                        ---------    ---------    ---------    ---------    ---------
                                                              (In Thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments .........................  $  50,839    $  66,661    $  89,441    $  26,260    $  23,220
Working capital ......................  $  52,562    $  67,922    $  83,836    $  22,023    $  19,817
Total assets .........................  $  91,581    $ 100,361    $ 112,421    $  34,455    $  28,167
Notes payable, less current portion ..  $   1,838    $     771    $   1,861    $   2,521    $   2,438
Deferred compensation ................  $    (223)   $    (886)   $  (2,483)   $    (943)   $  (1,128)
Accumulated deficit ..................  $(128,791)   $(110,370)   $ (93,670)   $ (75,147)   $ (56,732)
Total stockholders' equity ...........  $  63,680    $  78,293    $  90,730    $  22,211    $  20,596

The consolidated statements of operations data for the years ended December 31, 2002, 2001, and 2000, and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP and included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999, and 1998 are derived from our audited consolidated financial statements that are not included in this report. Historical results are not indicative of the results to be expected in the future.

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

OVERVIEW

We design, manufacture, and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to perform better surgery while giving patients the benefits of MIS, including decreased trauma and postoperative pain, reduced surgical complications, shorter hospital stays and lower total treatment costs.

In 1999, we obtained permission from the European Union to affix the CE Mark to the da Vinci Surgical System and EndoWrist instruments for general surgical and cardiac surgical use. Based on this approval, we recognized revenue for the first time in the second quarter of 1999 for the sale of our products. In July 2000, we received clearance from the U.S. Food and Drug Administration, or FDA, to begin commercialization of our da Vinci Surgical System in the United States for use in laparoscopic surgical procedures. In March 2001, we received clearance from the FDA for use of our da Vinci Surgical System in non-cardiac thoracoscopic surgical procedures. In May 2001, we received market clearance from the FDA to promote use of the da Vinci Surgical System for performance of laparoscopic radical prostatectomy procedures. In

November 2002, we received clearance from the FDA for use of the da Vinci Surgical System in thoracoscopically-assisted cardiotomy procedures. In January 2003, we began promoting atrial septal defect closure surgery under the November 2002 cardiotomy clearance.

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. A small percentage of revenue also comes from ongoing service of installed da Vinci Surgical Systems. Although we expect the majority of our revenues to continue to come from the sale of da Vinci Surgical Systems over the next few years, we believe that the percentage of revenue from our EndoWrist instruments and service will continue to increase. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate recurring revenue through sales of the EndoWrist instruments and accessories and ongoing service. The percentage of revenue derived from recurring instrument, accessory, and service revenue has grown from 12% in 2000 to 14% in 2001 and to 21% in 2002.

PROPOSED MERGER

On March 7, 2003, we entered into an Agreement and Plan of Merger with Computer Motion, Inc. Pursuant to the merger agreement, a wholly owned subsidiary of our company will merger with Computer Motion, with Computer Motion surviving the merger and continuing as a wholly owned subsidiary of our company.

In connection with the proposed merger, we have entered into a Loan and Security Agreement with Computer Motion pursuant to which we have agreed to provide a short-term secured bridge loan facility of up to $7.3 million. Computer Motion may use the facility to pay off existing indebtedness and to fund operations prior to completion of the merger. This facility terminates and all outstanding amounts become due, subject to acceleration upon the occurrence of specified events. Interest on the facility will accrue at a rate of 8% per annum and will be payable on the maturity date.

We expect that we and Computer Motion will hold our respective stockholders meetings at which matters related to the merger will be submitted for approval in June 2003.

Management anticipates that the combined companies will be able to achieve annual pre-tax cost savings of approximately $18 million commencing in late 2003. A significant portion of those savings will result from a substantial reduction in headcount. Intuitive Surgical's ability to achieve these goals is subject to economic conditions and unanticipated changes in business conditions, and therefore there can be no assurance that these results will be achieved.

RESULTS OF OPERATIONS

Sales. Sales for the year ended December 31, 2002 were $72.0 million, up 39% from $51.7 million for the year ended December 31, 2001. The increase was primarily the result of the sale of 60 systems during 2002, compared to 49 systems during 2001. Total system revenue for the year ended December 31, 2002 was $56.9 million, compared to $44.7 million in the year ended December 31, 2001. The average system selling price, or ASP, was $948,000 in 2002, compared to $912,000 in 2001, reflecting the impact of a 2002 U.S. list price increase and a higher concentration of sales in the higher ASP U.S. market. System unit sales by region in 2002 were 50 in the U.S., 6 in Europe, and 4 in the rest of the world, compared to 2001 system unit sales of 31 in the U.S., 16 in Europe, and 2 in the rest of the world.

Also contributing to the revenue increase was continued growth in recurring instrument, accessory, and service revenue. The 2002 recurring revenue increased by $8.1 million, or 116%, to $15.1 million, compared to $7.0 million in 2001 as cumulative placements of systems grew from 89 at December 31, 2001 to 149 at December 31, 2002.

Sales for the year ended December 31, 2001 of $51.7 million were up 94% from $26.6 million for the year ended December 31, 2000. The sales increase was primarily due to an increase in the number of da Vinci Surgical Systems sold to 49 in 2001 from 28 in 2000.

Gross Profit. Gross profit for the year ended December 31, 2002 was $37.4 million, or 52% of sales, compared to $23.5 million, or 45% of sales, in 2001 and $8.6 million, or 32% of sales, in 2000. The year-to-year improvements in gross profit resulted from higher system ASP increased manufacturing efficiencies and improved contribution from customer service operations.

In addition, 2001 and 2000 gross profit were both negatively impacted by a $1.0 million non-routine royalty charge that became due to IBM when we exceeded $50.0 million in annual revenue in 2001 and $25.0 million in 2000. Excluding the impact of this charge, 2001 gross profit would have been $24.5 million, or 47% of sales, and 2000 gross profit would have been $9.6 million, or 36% of sales. The 2001 royalty payment represented the final royalty obligation under our agreement with IBM.

Research and Development Expenses. The 2002 research and development costs were $16.8 million, up 21% from $13.9 million in 2001. The increase was primarily due to headcount-related increases of $1.5 million, more clinical trial costs of $900,000, higher prototype material and project costs of $400,000, and higher facilities costs of $400,000, offset by lower deferred compensation amortization of $600,000. The 2001 research and development expenses of $13.9 million were up 18% from $11.7 million in 2000. The increase was due to higher prototype material and project costs of $1.4 million and headcount-related increases of $1.0 million.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2002 were $40.9 million, up 36% from $30.0 million for 2001. The year-over-year increase was due in large part to support increased revenue and a larger installed base of da Vinci Surgical Systems. Specifically, salaries and fringe benefits increased $5.6 million, travel and entertainment increased $1.6 million, and customer training and lab costs increased $1.7 million. Selling, general and administrative expenses were also higher in 2002 due to increased legal expenses of $1.5 million, unauthorized purchases of administrative supplies of $900,000, and facilities charges of $300,000, offset by lower depreciation of $400,000 and deferred compensation expense of $300,000. Selling, general and administrative expenses for 2001 of $30.0 million were $10.9 million higher than the 2000 expenses of $19.1 million. This increase was primarily due to headcount increases resulting from growing sales and marketing activities as the da Vinci Surgical System received FDA clearance in 2000.

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expenses and selling, general and administrative expenses. For the years ended December 31, 2002, 2001 and 2000, we recorded amortization of deferred stock compensation of $700,000, $1.6 million, and $2.6 million, respectively. For 2002, 2001 and 2000, non-cash deferred compensation expense included in research and development expenses was $400,000, $1.0 million, and $1.9 million, respectively. For 2002, 2001 and 2000 non-cash deferred compensation expense included in selling, general and administrative expenses was $300,000, $600,000, and $700,000, respectively. Deferred compensation recorded through December 31, 2002 was $8.9 million with accumulated amortization of $8.7 million. The remaining $200,000 is scheduled to be amortized during the first half of 2003.

Interest Income. Interest income was $2.0 million, $3.9 million, and $4.3 million for 2002, 2001, and 2000, respectively. The decreases resulted primarily from decreasing cash and short-term investment balances over the period and lower interest rates earned on cash and short-term investment balances in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, we financed our operations primarily through sales of our preferred stock, yielding net proceeds of approximately $127.3 million, and equipment financing arrangements yielding approximately $6.5 million. Subsequently, our equipment financing arrangements yielded approximately $4.0 million. In June and July 2000, we completed the initial public offering of 5,750,000 shares of our common stock and realized net proceeds of approximately $46.8 million.

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $50.8 million, compared to $66.7 million at December 31, 2001 and $89.4 million at December 31, 2000. Working capital at December 31, 2002 was $52.6 million, compared to $67.9 million at December 31, 2001 and $83.8 million at December 31, 2000. The decreases in cash and investments and working capital were primarily attributable to cash used to fund operating losses and to acquire fixed assets.

Net cash used in operating activities was $14.1 million for 2002, compared to $18.5 million for 2001 and $12.8 for 2000. The decrease in cash used in operations during 2002 compared to 2001 primarily reflects lower working capital requirements in 2002, primarily caused by increased collection of accounts receivable and higher accrued expense balances consisting mainly of accrued legal costs and accrued compensation, offset by lower accrued royalties. The increase in cash used in operations during 2001 compared to 2000 primarily reflects higher working capital requirements in 2001, primarily caused by the growth in our receivable balances due to increased sales over the prior period.

Net cash provided by investing activities was $18.2 million for 2002, compared to net cash provided by investing activities of $5.6 million in 2001 and net cash used by investing activities of $50.8 in 2000. In 2002 and 2001 cash provided by investing activities resulted primarily from the net conversion of short-term investments into cash to support operations. The cash used in investing activities in 2000 related primarily to the purchase of short-term investments with the net proceeds from our initial public offering.

Net cash provided by financing activities was $3.0 million for 2002, compared to $800,000 for 2001 and $82.2 million for 2000. In 2002 cash provided by financing activities resulted from proceeds from the issuance of common stock (resulting mainly from the employee stock purchase plan and the exercise of stock options) for $2.1 million and net long-term equipment financing proceeds of $1.0 million. In 2001 cash provided by financing resulted from proceeds from the issuance of common stock $2.3 million, offset by net long-term equipment financing repayments of $1.5 million. Cash provided by investing activities in 2000 related primarily to our initial public offering in June, yielding net proceeds of $46.8 million and proceeds from the issuance of preferred stock of $34.8 million.

On March 7, 2003, we entered an Agreement and Plan of Merger with Computer Motion, Inc.

Under the terms of our merger agreement with Computer Motion, Computer Motion will become a wholly owned subsidiary of our company. Computer Motion recorded net losses of $21.2 million and $16.4 million for the years ended December 31, 2002 and 2001, respectively, and had a cash balance of $2.6 million as of December 31, 2002. In recent periods, Computer Motion has not generated cash from operations. Both we and Computer Motion expect to incur additional operating losses into 2003, and both we and Computer Motion have substantial
cash needs.   Among other things, total fees and costs of both companies associated with the merger are currently projected to be approximately $4.0 million. Intuitive Surgical has agreed to fund up to $7.3 million of Computer Motion's working capital needs through the effective time of the merger under the Loan and Security Agreement. Assuming completion of the merger on or around June 20, 2003, we project that the total combined cash and cash equivalents of the two companies will be less than $35 million.

In addition to the effects of the merger, our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. We believe that our current cash and short-term investment balances, together with revenue to be derived from the sale of our products, will be sufficient to meet our liquidity requirements at least through 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities could result in dilution to our stockholders.

Contractual Obligations and Commercial Commitments.

The following table summarizes all significant contractual payment obligations by payment due date:

                                                                Payments by Period ($ Millions)
Contractual Obligation                    Total         Under 1 Year      1-3 Years       3-5 Years         Over 5 Years
----------------------                    -----         ------------      ---------       ---------         ------------
Long-term debt                            $ 3.3              $1.5           $ 1.8            $  -                $ -
Building lease                             11.1               1.9             8.3             0.9                  -
   Total                                  $14.4              $3.4           $10.1            $0.9                $ -

CRITICAL ACCOUNTING POLICIES

We believe the following represent our critical accounting policies:

Revenue Recognition. In certain cases, revenue from direct system sales is generated from multiple element arrangements which require judgement in the areas of customer acceptance, training, installation and collectibility. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based upon an estimate made by management. Amounts billed in excess of revenue recognized is recorded as deferred revenue on the balance sheet.

Warranties. We provide for the estimated costs of product warranties at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based upon historical experience and expectation of future conditions. If warranty claim activity and the costs associated with servicing those claims differ from our estimates, revisions to the estimated warranty liability may be required.

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

Intangible Assets. We have intangible assets on our balance sheet related to the acquisition of patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles for impairment under established accounting guidelines is required on an ongoing basis. Changes in business conditions could potentially require future adjustments to asset valuations.

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

A complete description of all significant accounting policies is included in
Note 1 in the Notes to the consolidated financial statements, in Item 15 of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the new standards. Other intangible assets will continue to be amortized over their respective useful lives. We adopted SFAS 141 and SFAS 142 as of January 1, 2002. The adoption of SFAS 141 and SFAS 142 has not had a significant impact on our financial position or results of operations. We will apply the provisions of SFAS 141 and SFAS 142 to the acquisition of Computer Motion when the merger is completed.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. We adopted SFAS 144 as of January 1, 2002, without a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We will apply SFAS 146 prospectively to activities initiated after December 31, 2002.

In June 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement
No. 123 ", effective for the fiscal years beginning after December 31, 2002. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to follow the intrinsic value method prescribed by APB 25 in accounting for stock options, recognizing no compensation expense for options granted at or above market price. We adopted the provisions of SFAS 148 effective for the fiscal year ended December 31, 2002 and have complied with the amended disclosure requirements.

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect any significant impact on our financial position or results of operations upon adoption of this pronouncement.

In October 2002, the Emerging Issues Task Force reached consensus on issue 00-21, or EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The principles and application guidance of EITF 00-21 should be used to determine
(a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not completed it's evaluation of the impact of the adoption of EITF 00-21 on its results of operations or financial position.

FACTORS AFFECTING OPERATING RESULTS

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven, and we may be unable to generate significant revenues. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:


         -        the progress and results of clinical trials;

         -        actions relating to regulatory matters;

         - the completion of our pending merger with Computer Motion and the successful integration of the two companies;

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

         -        product quality problems;

         - our ability to protect our proprietary rights and defend against third party challenges;

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

WE EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OR DELAY OF A SINGLE CUSTOMER.

A relatively small number of customers account for a significant portion of our total revenues. In 2000, 2001 and 2002, the majority of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. For 2001 AB Medica SRL, our Italian distributor, accounted for 15% of total sales. No customer accounted for more than 10% of sales during 2000 or 2002.

Due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

Our products represent a fundamentally new way of performing surgery. Achieving physician, patient and third-party payor acceptance of Intuitive surgery as a preferred method of performing

\surgery will be crucial to our success. If our products fail to achieve market acceptance, hospitals will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians' and third-party payors' acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional open heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors.

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

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH COMPUTER MOTION AND BROOKHILL-WILK 1, LLC THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS. WHILE THE MERGER AGREEMENT HAS RESULTED IN A STAY OF ALL PROCEEDINGS INVOLVING COMPUTER MOTION, THESE PROCEEDINGS MAY CONTINUE IF THE MERGER IS NOT COMPLETED.

On May 10, 2000, Computer Motion filed a lawsuit in the United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108, in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and added U.S. Patent Number 6,102,850 to the litigation. Computer Motion subsequently alleged that we infringed U.S. Patent No. 6,244,809, which it added to the litigation in May 2002. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. Of those ten patents, three are no longer part of the suit. After Computer Motion lost all of its rights to its 5,855,583 and 5,878,193 patents as a result of our successful Patent Office interference proceedings

Computer Motion voluntarily dismissed those patents from suit. However, Computer Motion has sought to challenge the interference proceedings by separate district court appeal. In addition, in November 2002, the Court granted our motion for summary judgment of noninfringement of the 6,102,850 patent. In February 2003, the Court denied our motion for summary judgment of noninfringement of the 6,244,809 patent and granted Computer Motion's cross-motion for partial summary judgment of literal infringement of one claim of that patent. We subsequently requested that the Court reconsider that decision because of perceived flaws in the Court's approach to the issue of infringement on summary judgment. Regardless of what happens on reconsideration, we will continue to defend the 809 patent on invalidity, based on the earlier robotic surgery work of SRI and others. We still have pending motions for summary judgment of noninfringement on two more of Computer Motion's seven remaining patents-in-suit, numbers 5,907,664 and 6,001,108 At the Court's request, we will not file further motions for summary judgment until the remaining pending motions are decided. In late January 2003, after close of fact discovery, Computer Motion asserted between 26 and 35 new claims of its seven remaining patents-in-suit and new theories of infringement. We have moved to strike those new assertions as inappropriate at this late stage. Trial had been calendared for April 29, 2003.

In connection with our proposed merger with Computer Motion, our company and Computer Motion have agreed to request an immediate stay through August 31, 2003 of all proceedings in the pending litigations between the companies. As part of the stays, the courts have ceased all further activity in the cases during the period of stay, and will not issue any opinions or orders on issues already submitted for decision. In addition, the California Court postponed the trial date and was asked to reset the trial to a date no earlier than November 30, 2003. The stay may be terminated before, or extended beyond, August 31, 2003 under specified circumstances. In the event the merger is completed, our company and Computer Motion will request dismissal with prejudice of all pending litigations.

If the merger is not completed by August 31, 2003, the stays may be lifted and the California case may proceed to trial. If the stays are lifted and we ultimately lose Computer Motion's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, we may need to obtain from Computer Motion a license to this technology if we are to continue to market our products that have been found to infringe Computer Motion's patents. This license could be expensive, or could require us to license to Computer Motion some of our technology, which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If the stay is lifted and Computer Motion is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Computer Motion's patents unless we can redesign them so they do not infringe Computer Motion's patents, which we may be unable to do. In addition, we could be required to pay Computer Motion damages, including treble damages, which could be substantial and harm our financial position.

On September 1, 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the 015 patent against our company. On November 8, 2001, the District Court granted summary judgment of noninfringement of the 003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. A decision on the merits of the appeal is expected sometime in 2003. If we lose on appeal and ultimately also lose Wilk's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. If we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

On February 21, 2001, Wilk filed suit against Computer Motion alleging that its ZEUS surgical system infringed upon Wilk's U.S. Patent Nos. 5,217,003 and 5,368,015. Wilk's complaint sought damages, attorneys' fees and increased damages alleging willful patent infringement. On March 21, 2001, Computer Motion served its answer and counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in the co-pending Brookhill-Wilk v. Intuitive Surgical, Inc., Civil Action No. 00-CV-6599 (NRB), issued an order interpreting the claims of Wilk's U.S. Patent No. 5,217,003 in a way that Computer Motion believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, Wilk and Computer Motion agreed to dismiss the case without prejudice to refiling upon resolution of the appeal in Wilk's litigation against Intuitive Surgical.

The foregoing proceedings would be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in this lawsuit, these proceedings could consume substantial amounts of our financial and managerial resources. At any time the other parties may file additional claims against our company, or we may file claims against them, which could increase the risk, expense and duration of the litigations. For more information on these proceedings, see "Item 1: Business -- Legal Proceedings."

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

We will incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party's products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

OTHERS MAY ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY DISPUTES AND, IF WE ARE NOT SUCCESSFUL IN DEFENDING OURSELVES, COULD ALSO CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

We are aware of both United States and foreign patents issued to third parties that relate to computer-assisted surgery, remote surgery, and minimally invasive surgery. Some of these patents on their face appear broad enough to cover one or more aspects of our present technology, and may cover aspects of our future technology. We do not know whether any of these patents, if challenged, would be held valid, enforceable and infringed. From time to time, we receive, and likely will continue to receive, letters from third parties inviting us to license their patents. We may be sued by, or become involved in an administrative proceeding with, one or more of these third parties. We cannot assure you that a court or administrative body would agree with any arguments or defenses we have concerning invalidity, unenforceability or noninfringement of any third-party patent. In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering surgical products that are similar or identical to ours. We cannot assure you that any patents issuing from applications filed by a third party will not cover our products or will not have priority over our patent applications.

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us as Computer Motion and Brookhill-Wilk 1, LLC have done, our technical and management personnel will experience a significant diversion of time and effort and we will incur large expenses defending our company. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages, including treble damages, and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our patents from infringement or claims of invalidity or unenforceability, or to defend against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could cause our stock price to decline.

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

PUBLIC ANNOUNCEMENTS OF LITIGATION EVENTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

During the course of our administrative proceedings and/or lawsuits, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

OUR PRODUCTS ARE SUBJECT TO A LENGTHY AND UNCERTAIN DOMESTIC REGULATORY PROCESS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY DOMESTIC REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS IN THE UNITED STATES.

Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration, or FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or "FFDCA". Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed device. If we modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application, or PMA, for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a PMA.

The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data, require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission.

The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective, rather than substantially equivalent to another legally marketed device. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, or the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board, or "IRB" approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or "IDE" application. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. For additional information concerning regulatory approvals of our products, see "Item 1: Business -- Government Regulation."

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

The European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain

European quality standards. In January 1999, we received permission to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments.

If we modify existing products or develop new products in the future, including new instruments, we may need to apply for permission to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union.

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

In many cases, the medical conditions that can be treated using our products can also be treated by drugs or other medical devices and procedures. Many of these alternative treatments are also widely accepted in the medical community and have a long history of use. In addition, technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

IF DEFECTS ARE DISCOVERED IN OUR PRODUCTS, WE MAY INCUR ADDITIONAL UNFORESEEN COSTS, HOSPITALS MAY NOT PURCHASE OUR PRODUCTS AND OUR REPUTATION MAY SUFFER.

Our products incorporate mechanical parts and computer software, either of which can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to such defects. We cannot assure you that our products will not experience errors or performance problems in the future. If we experience flaws or performance problems, any of the following could occur:

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

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

We have manufactured a limited number of our products for sale to customers. We may be unable to establish or maintain reliable, high-volume manufacturing capacity. Even if this capacity can be established and maintained, the cost of doing so may increase the cost of our products and reduce our ability to compete. We may encounter difficulties in scaling up production of our products, including:

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

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the FDA's Quality System Regulations, or QSR. We are also required to comply with International Organization for Standardization, or ISO quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. We are currently in compliance with ISO standards. The FDA inspected our Mountain View and Sunnyvale facilities in March 2000 and December 2002, respectively. The Good Manufacturing Practice issues raised by the FDA during the inspections either were satisfactorily resolved with the FDA, or we believe can be resolved by us to the FDA's satisfaction, although we cannot assure you that we will be able to do so. We continue to be subject to FDA inspections at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities.

The state of California also requires that we maintain a license to manufacture medical devices. Our facilities and manufacturing processes were inspected in February 1998. In March 1998, we passed the inspection and received a device manufacturing license from the California Department of Health Services. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the Food and Drug Branch, or FDB, and we were issued an updated device manufacturing license for our Sunnyvale facility. We are subject to periodic inspections by the California Department of Health Services and if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship any products.

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

THE USE OF OUR PRODUCTS COULD RESULT IN PRODUCT LIABILITY CLAIMS THAT COULD BE EXPENSIVE, DIVERT MANAGEMENT'S ATTENTION AND HARM OUR BUSINESS.

Our business exposes us to significant risks of product liability claims. The medical device industry has historically been litigious, and we face financial exposure to product liability claims if the use of our products were to cause injury or death. There is also the possibility that defects in the design or manufacture of our products might necessitate a product recall. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. Particularly as sales of our products increase, we may be unable to maintain product liability insurance in the future at satisfactory rates or in adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. A product liability claim or any product recalls could also harm our reputation or result in a decline in revenues.

and as a group. We cannot be certain that our personnel, systems, procedures and controls will be adequate to support our future operations.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

We are highly dependent on the principal members of our management and scientific staff. Our product development plans depend in part on our ability to attract and retain engineers with experience in mechanics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies, and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR INTERNATIONAL ACTIVITIES.

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 18%, 34% and 36% of our sales for 2002, 2001, and 2000, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

RISK FACTORS ASSOCIATED WITH OUR PENDING MERGER WITH COMPUTER MOTION

THE ISSUANCE OF SHARES OF INTUITIVE SURGICAL COMMON STOCK TO COMPUTER MOTION STOCKHOLDERS IN THE MERGER WILL SUBSTANTIALLY REDUCE THE PERCENTAGE INTERESTS OF INTUITIVE SURGICAL STOCKHOLDERS.

Based on an estimated exchange ratio of approximately 0.52, we estimate that we will issue approximately 14.7 million shares of our common stock in the merger and upon completion of the merger, our current stockholders will own approximately 72% of the then outstanding shares of our common stock and former Computer Motion stockholders will own approximately 28% of the then outstanding shares of our common stock.

In addition, based on the estimated exchange ratio of approximately 0.52, we estimate that we will reserve approximately 5.7 million shares of Intuitive Surgical common stock for future issuance in connection with Intuitive Surgical's assumption of Computer Motion's outstanding options and warrants (including out-of-the-money options and warrants), subject to proportional reduction in the event that the proposed reverse stock split is approved by our stockholders and implemented by our board of directors. The outstanding warrants of Computer Motion have a range of exercise prices. Holders of these warrants have the right to an adjustment in the exercise price of their warrants, and in some cases in the number of shares issuable upon exercise, if the warrant issuer sells shares in the future at prices below the exercise prices of the warrants. These anti-dilution protections may continue to apply after the merger and thus could result in additional dilution to stockholders of the combined company as we make future offerings of capital stock.

The issuance of shares of Intuitive Surgical common stock to former Computer Motion stockholders in or after the merger will cause a significant reduction in the relative percentage interests of current Intuitive Surgical stockholders in earnings, voting, liquidation value and book and market value. The issuance of additional shares of Intuitive Surgical common stock in future transactions could also reduce the percentage interests of former Computer Motion stockholders and Intuitive Surgical stockholders in the combined company. This dilution could reduce the market price of our common stock.

INTUITIVE SURGICAL AND COMPUTER MOTION EACH HAVE INCURRED SUBSTANTIAL LOSSES SINCE INCEPTION, EXPECT TO INCUR FURTHER LOSSES, AND MAY NOT BE ABLE TO GENERATE OR RAISE SUFFICIENT CASH TO FUND THEIR OPERATIONS, SEPARATE OR COMBINED.

We incurred a net loss of $18.4 million for 2002, and Computer Motion incurred a net loss of $21.2 million for the same period. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. In recent periods, Computer Motion has not generated cash from operations. Both companies expect to incur additional operating losses into 2003, and both companies have substantial cash needs. Among other things, total fees and costs of both companies associated with the merger are currently projected to be approximately $4.0 million. We have agreed to fund up to $7.3 million of Computer Motion's working capital needs through the effective time of the merger under the Loan and Security Agreement. Assuming completion of the merger on or around June 20, 2003, we project that the total combined cash and cash equivalents of the two companies will be less than $35 million. We expect that the capital resources of the combined company, together with revenue derived from product sales, will be sufficient to meet the combined company's working capital needs at least through 2003. After that, we may need to raise additional funds. We may not be able to obtain additional financing on favorable terms, or at all. If we are unable to generate sufficient capital to fund our operations and cannot raise it on acceptable terms, we may not be able to further develop, enhance or expand the market for our products and services, and the combined company could fail.

THE COMBINED COMPANY MAY NOT REALIZE ALL OF THE ANTICIPATED BENEFITS OF THE MERGER.

The success of the merger will depend, in part, on the ability of the combined company to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of Computer Motion with the business of Intuitive Surgical. Our success in realizing these benefits and the timing of this realization depend upon the successful, rapid integration of the operations of Computer Motion with those of Intuitive Surgical. This integration will be a complex, costly and time-consuming process, and may not succeed as planned. The difficulties of combining the operations of the companies include, among other things:

         - coordinating and consolidating ongoing and future research and development efforts;

         -        consolidating sales and marketing operations;

         -        retaining existing customers and attracting new customers;

         - retaining strategic partners and attracting new strategic partners;

         -        retaining key employees;

         -        consolidating corporate and administrative infrastructures;

         - integrating and managing the technologies and products of the two companies;

         - identifying and eliminating redundant and underperforming operations and assets;

         - using capital assets efficiently to develop the business of the combined company;

         - minimizing the diversion of management's attention from ongoing business concerns; and

         -        coordinating geographically separate organizations.

In addition, Computer Motion's products differ in substantial ways from our products, and the companies rely on different distributors and sales channels to sell their products. Both Computer Motion and Intuitive Surgical are parties to existing distribution agreements that cannot be terminated prior to the end of their terms.

We do not know whether the combined company will succeed in addressing these risks or any other problems encountered in connection with the merger, or whether the integration of Computer Motion with Intuitive Surgical will result in the realization of the full benefits anticipated by us from the merger.

FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT INTUITIVE SURGICAL AND ITS STOCKHOLDERS.

If the merger is not completed for any reason, Intuitive Surgical and Computer Motion and their stockholders will be subject to a number of material risks, including:

         - the provision in the merger agreement that, under specified circumstances, either Intuitive Surgical or Computer Motion could be required to pay the other a termination fee and expenses of up to an aggregate of $2.5 million;

         -        the litigations between the two companies may resume;

         - Computer Motion would be required to repay to Intuitive Surgical all amounts loaned under the bridge loan facility within 120 days following termination of the merger agreement;

         - Computer Motion likely would not have sufficient cash to repay amounts loaned under the bridge loan, and Intuitive Surgical would be at risk that such bridge loan amounts would not be repaid unless Computer Motion were able to obtain alternative financing;

         - the market price of Intuitive Surgical common stock and Computer Motion common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

         - costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed;

         - benefits that Intuitive Surgical and Computer Motion expect to realize from the merger would not be realized; and

         - the diversion of management attention from the day-to-day businesses of the companies and the unavoidable disruption to their employees and customers during the period before completion of the merger may make it difficult for Intuitive Surgical and Computer Motion to regain their financial and market positions if the merger does not occur.

SALES BY INTUITIVE SURGICAL STOCKHOLDERS OR FORMER COMPUTER MOTION STOCKHOLDERS COULD CAUSE INTUITIVE SURGICAL'S COMMON STOCK PRICE TO DECLINE.

The market price of Intuitive Surgical common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for the combined company to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of December 31, 2002, several entities beneficially owned more than 5% of the outstanding shares of Intuitive Surgical's common stock, including Bear Stearns Asset Management, Allan G. Lozier, Investor Growth Capital, Ltd., Merrill Lynch & Co., and PaTMarK Company, Inc. Assuming that the merger is completed, the former stockholders of Computer Motion will own approximately 28% of the combined company, subject to the assumptions and adjustments discussed elsewhere in this joint proxy statement/prospectus. In addition, holders of warrants to purchase up to 5.5 million shares of Computer Motion common stock will receive Intuitive Surgical warrants in exchange for their Computer Motion warrants in connection with the merger. Such warrant holders will have the right to include their shares in resale registration statements that we will be obligated to file on their behalf.

CUSTOMER, SUPPLIER, AND EMPLOYEE UNCERTAINTY RELATED TO THE MERGER COULD HARM THE COMBINED COMPANY.

Intuitive Surgical and Computer Motion customers and suppliers may, in response to the announcement or completion of the merger, delay purchasing or supply decisions or otherwise alter existing relationships with Intuitive Surgical or Computer Motion. These decisions or other adverse changes in the business relationships of Intuitive Surgical and Computer Motion with their respective customers and suppliers could adversely affect the business of the combined company. Similarly, current and prospective Computer Motion employees may experience uncertainty about their future as employees of the combined company until strategies with regard to Computer Motion are announced or executed. This may adversely affect Intuitive Surgical's or Computer Motion's ability to attract and retain, and may affect the performance during the transition period of, key management, sales, marketing and technical personnel.

THE CONVICTION OF ARTHUR ANDERSEN LLP ON OBSTRUCTION OF JUSTICE CHARGES MAY ADVERSELY AFFECT ARTHUR ANDERSEN'S ABILITY TO SATISFY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO COMPUTER MOTION AND MAY IMPEDE THE COMBINED COMPANY'S ACCESS TO CAPITAL MARKETS AFTER THE MERGER.

Arthur Andersen LLP audited Computer Motion's financial statements for the years ended December 31, 2001 and December 31, 2000. On March 14, 2002, an indictment was unsealed charging Arthur Andersen with federal obstruction of justice arising from the government's investigation of Enron Corp. On June 15, 2002, Arthur Andersen was convicted of these charges. The impact of this conviction on Arthur Andersen's financial condition may adversely affect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing services to Computer Motion.

Should Intuitive Surgical seek to access the public capital markets after completion of the merger, SEC rules will require Intuitive Surgical to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC's current rules would require Intuitive Surgical to present audited financial statements for one or more fiscal years audited by

Arthur Andersen and use reasonable efforts to obtain its consent until the audited financial statements for the fiscal year ending December 31, 2004 become available. If prior to that time the SEC ceases accepting financial statements audited by Arthur Andersen, it is possible that the available audited financial statements for the years ended December 31, 2001 and December 31, 2000 audited by Arthur Andersen might not satisfy the SEC's requirements. In that case, Intuitive Surgical would be unable to access the public capital markets unless an independent accounting firm were able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on the combined company's business, profitability and growth prospects.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily included money market accounts. The average duration of all of our investments as of December 31, 2002 was approximately 1.4 years. At December 31, 2002, approximately 36% of our investment portfolio was composed of investments with original maturities of one year or less. The following table presents the amounts of our cash, cash equivalents and short-term investments that may be subject to interest rate risk and the weighted average interest rates by year of maturity ($ in thousands):

                                        AS OF DECEMBER 31, 2002
                                      ----------------------------
                                      WEIGHTED AVERAGE      FAIR
                                       INTEREST RATE        VALUE
                                       -------------        -----
Cash Equivalents
 Variable rate ...................        1.51 %           $ 8,600
Marketable securities
 Fixed rate (mature in 2004) .....        5.08 %           $ 6,429
 Fixed rate (mature in 2005) .....        6.04 %           $16,766
 Fixed rate (mature in 2006) .....         5.9 %           $ 5,954
 Fixed rate (mature in 2007) .....        5.25 %           $ 4,082

Fluctuations in interest rates would also impact interest expense on future fixed rate notes payable for equipment financing contracts, should we elect to finance future equipment purchases. The following table summarizes installment notes outstanding as of December 31, 2002 and the associated interest rates by year of maturity ($ in thousands):

                                                         Weighted
           Final                   Outstanding            Average
        Installment             December 31, 2002          Rate
        -----------             -----------------          ----
           2003                     $     42                5.4%
           2004                        1,475                8.7%
           2005                        1,832                7.2%
                                    --------
                                    $  3,349                7.8%
Less current portion                   1,511
                                    --------
Long-term portion                   $  1,838
                                    ========


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements: See Part IV, Item 15(a)(1) of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors currently consists of seven members, divided into three classes. The names of the directors and executive officers, their ages as of February 28, 2003 and certain other information about them are set forth below:

                                                                                                          DIRECTOR
NAME OF NOMINEE OR DIRECTOR            AGE    PRINCIPAL OCCUPATION                                          SINCE
---------------------------            ---    --------------------                                          -----
Scott S. Halsted(1)                     43    General Partner, Morgan Stanley Dean Witter Venture           1997
                                              Partners

Russell C. Hirsch, M.D., Ph.D.(2)       40    Managing Partner, Prospect Venture Partners                   1995

Richard J. Kramer(1)                    60    President, R.J. Kramer Associates                             2000

James A. Lawrence(1)                    50    Executive Vice President and Chief Financial Officer of       2000
                                              General Mills, Inc.

Alan J. Levy, Ph.D.(2)                  65    President and Chief Executive Officer of Vertis               2000
                                              Neuroscience, Inc.

Frederic H. Moll, M.D.                  51    Vice President and Medical Director of the Company            1995

Lonnie M. Smith                         58    President and Chief Executive Officer of the Company          1996

Susan K. Barnes                         49    Senior Vice President, Chief Financial Officer and
                                              Assistant Secretary

Gary S. Guthart, Ph.D.                  37    Senior Vice President, Product Operations

Jerome J. McNamara                      45    Senior Vice President, Worldwide Sales


(1) member of audit committee
(2) member of compensation committee

The principal occupations and positions for at least the past five years of the directors and executive officers named above are as follows:

SCOTT S. HALSTED has been a member of our Board of Directors since March 1997. Mr. Halsted joined Morgan Stanley in 1987, and has been a general partner at Morgan Stanley Dean Witter Venture Partners since 1997. Mr. Halsted currently serves as a director of several private healthcare companies. Mr. Halsted received A.B. and B.E. degrees in Biomechanical Engineering from Dartmouth College and an M.M. degree from Northwestern University.

RUSSELL C. HIRSCH, M.D., PH.D. has been a member of our Board of Directors since December 1995. Dr. Hirsch has been a Managing Partner of Prospect Venture Partners since 2001. Prior to joining Prospect Venture Partners, Dr. Hirsch was a member of the Health Care Technology Group at Mayfield Fund, a venture capital firm. He joined Mayfield Fund in 1992, served as a Venture Partner from 1993 to 1994 and a General Partner from 1995 to 2000. From 1984 to 1992, Dr. Hirsch conducted research in the laboratories of Nobel Laureate Harold Varmus, M.D., and Don Ganem, M.D., at the University of California, San Francisco. Dr. Hirsch received a B.S. in Chemistry from the University of Chicago and an M.D. and a Ph.D. from the University of California, San Francisco.

RICHARD J. KRAMER has been a member of our Board of Directors since February 2000. Mr. Kramer is President of R.J. Kramer Associates, a healthcare consulting firm he founded in January 2001. From 1989 to 1999, he served as the President and Chief Executive Officer of Catholic Healthcare West, operating 48 hospitals in the western United States. From 1982 to 1989, Mr. Kramer was Executive Vice President of Allina Health, the largest integrated health care system in Minnesota. Mr. Kramer received a B.S. in Rehabilitation Education from Pennsylvania State University, an M.S. in Rehabilitation Counseling from Syracuse University and an M.S. in Hospital & Health Care Administration from the University of Minnesota.

JAMES A. LAWRENCE has been a member of our Board of Directors since March 2000. He has been Executive Vice President and Chief Financial Officer of General Mills, Inc. since 1998. Mr. Lawrence has also held positions as Executive Vice President and Chief Financial Officer for Northwest Airlines, and President and Chief Executive Officer of Pepsi-Cola Asia, Middle East, Africa. He has also chaired and co-founded LEK Partnership, a corporate strategy and merger/acquisition consulting firm headquartered in London, England. Mr. Lawrence currently serves as a director of TransTechnology Corporation and Avnet, Inc. Mr. Lawrence holds a B.A. in Economics from Yale University and an M.B.A. from Harvard Business School.

ALAN J. LEVY, PH.D. has been a member of our Board of Directors since February 2000. Dr. Levy has been President, Chief Executive Officer and a member of the board of directors of Vertis Neuroscience, Inc., a biotechnology company he co-founded in 1999. From 1993 to 1998 Dr. Levy served as President and Chief Executive Officer of Heartstream, Inc., a medical device company that was acquired by Hewlett-Packard in 1998. Prior to joining Heartstream, he was President of Heart Technology,Inc. a medical device company that was acquired by Boston Scientific in 1995. Before joining Heart Technology, Dr. Levy was vice president of research and new business development and a member of the board of the Ethicon division of Johnson & Johnson. Dr. Levy received his B.S. in chemistry from City University of New York and his Ph.D. in organic chemistry from Purdue University.

FREDERIC H. MOLL, M.D. is a co-founder of Intuitive Surgical and has served as Vice President, Medical Director and as a member of our Board of Directors since our inception. In 1989, Dr. Moll co-founded Origin Medsystems, Inc., a medical device company and served as Medical Director through 1995. Origin was acquired by Eli Lilly & Company in 1992 and is now a wholly-owned subsidiary of Tyco Health Care. In 1984, Dr. Moll founded Endotherapeutics, Inc., a medical device company, which was acquired by United States Surgical Corporation in 1992. Dr. Moll received a B.A. from the University of California, Berkeley, an M.S. in Management from Stanford University's Sloan Program and an M.D. from the University of Washington.

LONNIE M. SMITH has been our President and Chief Executive Officer since May 1997 and has served as a member of our Board of Directors since December 1996. From 1977 until joining Intuitive Surgical, Mr. Smith was with Hillenbrand Industries, Inc., a public holding company, serving as the Senior Executive Vice President, a member of the Office of the President, and Director since 1982, as Executive Vice President of American Tourister, Inc., from 1978 to 1982, and as a Senior Vice President of Corporate Planning from 1977 to 1978. Mr. Smith has also held positions with The Boston Consulting Group and IBM. Mr. Smith currently serves as a director of Biosite Diagnostics, Inc. Mr. Smith received a B.S.E.E. from Utah State University and an M.B.A. from Harvard Business School.

SUSAN K. BARNES, Senior Vice President has been our Chief Financial Officer and Assistant Secretary since May 1997. From January 1995 to September 1996, Ms. Barnes founded and served as Managing Director of the Private Equity Group of Jefferies and Company, Inc., an investment bank. From January 1994 to January 1995, she founded and served as Managing General Partner of Westwind Capital Partners, a private equity fund. From June 1991 to January 1994, Ms. Barnes served as Chief Financial Officer and Managing Director of BLUM Capital Partners, L.P., formerly Richard C. Blum & Associates, Inc., a merchant banking firm. From September 1985 to June 1991, she served as Vice President and Chief Financial Officer of NeXT Computer, Inc., a computer COMPANY. Prior to forming NeXT with Steve Jobs, Ms. Barnes was Controller of the Macintosh Division at Apple Computer. Ms. Barnes received a B.A. from Bryn Mawr College and an M.B.A. from the Wharton School, University of Pennsylvania.

GARY S. GUTHART, PH.D., Senior Vice President, Product Operations, joined Intuitive Surgical, Inc. in April 1996 and became Vice President, Engineering in November 1999. Previously, Dr. Guthart was part of the core team developing foundation technology for computer enhanced-surgery at SRI International (formally Stanford Research Institute). While at SRI, he also developed technologies for vibration and acoustic control of large-scale systems. Upon receiving his doctorate degree from the California Institute of Technology, he was honored with the Richard Bruce Chapman Memorial Award. In addition, Dr. Guthart received a BS in Engineering from the University of California, Berkeley, where he graduated magna cum laude and an MS and Ph.D. in Engineering Science from the California Institute of Technology.

JEROME J. MCNAMARA, Senior Vice President, Worldwide Sales, joined Intuitive Surgical in April 1999 from Valley Lab where he was Vice President of Marketing. Prior to this, Mr. McNamara worked at United States Surgical Corporation for nearly 17 years where he held positions in senior sales management, marketing, and national accounts. Mr. McNamara graduated from the University of Pennsylvania with a BA degree in Biology.

COMMITTEES OF THE BOARD OF DIRECTORS

In 2002, our Board of Directors held four meetings. Our Board of Directors has two standing committees, the audit committee and the compensation committee.

The audit committee has responsibility for reviewing and making recommendations regarding our employment of independent accountants, the annual audit of our financial statements, and our internal controls, accounting practices and policies. The members of the audit committee are Scott Halsted, Richard Kramer and James Lawrence. In 2002, the audit committee met seven times and each member of the audit committee attended 100% with the exception of Scott Halsted who attended 71% of those meetings. The Board of Directors has determined that James Lawrence is the audit committee financial expert as that term is defined by the SEC.

The compensation committee has responsibility for determining the nature and amount of compensation for our management and for administering our employee benefit plans. The members of the compensation committee are Alan Levy and Russell Hirsch. In 2002, the compensation committee met two times and each member of the compensation committee attended 100% of those meetings.

COMPLIANCE SECTION 16(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all of these forms which they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2002, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation paid to our chief executive officer and other executive officers for services to the Company in all capacities.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                                   -------------------------------      SECURITIES
                                                                                        UNDERLYING
             NAME AND PRINCIPAL POSITION           YEAR      SALARY        BONUS         OPTIONS
             ---------------------------           ----    ---------     ---------       -------
Lonnie M. Smith..................................  2002    $ 354,000     $  22,500       125,000
   President and                                   2001      350,000             -       150,000
   Chief Executive Officer                         2000      325,000             -             -
                                                   ----    ---------     ---------       -------
Susan K. Barnes..................................  2002    $ 225,833     $  15,000       100,000
   Senior Vice President and                       2001      220,000        37,989       100,000
   Chief Financial Officer                         2000      202,500        36,000         5,000
                                                   ----    ---------     ---------       -------
Frederic H. Moll, M.D...........................   2002    $ 168,000     $       -        50,000
   Vice President and                              2001      210,000             -        85,000
   Medical Director                                2000      205,000             -             -
                                                   ----    ---------     ---------       -------
Jerome J. McNamara.............................    2002    $ 239,750     $ 136,000        75,000
   Senior Vice President, Worldwide Sales          2001      190,000        96,661        60,000
                                                   2000      162,500        13,000         5,000
                                                   ----    ---------     ---------       -------
Gary S. Guthart, Ph.D...........................   2002    $ 225,417     $  15,000        75,000
   Senior Vice President, Product Operations       2001      190,000        36,278        75,000
                                                   2000      170,000        18,500        10,000

DIRECTOR COMPENSATION

Directors currently receive no cash compensation from us for their services as members of the board or for attendance at committee meetings. Directors may be reimbursed for expenses in connection with attendance at board of directors and committee meetings.

In March 2000, we adopted the 2000 Non-Employee Directors' Stock Option Plan to provide for the automatic grant of options to purchase shares of common stock to our non-employee directors who are not employees of Intuitive Surgical or any affiliate of Intuitive Surgical. Any non-employee directors elected after the closing of the initial public offering receive an initial option to purchase 20,000 shares of common stock. In connection with our annual stockholder meeting in 2002, all non-employee directors received an option to purchase 5,000 shares of common stock.

EMPLOYMENT AGREEMENTS

In February 1997, we entered into an agreement with Lonnie M. Smith, our President and Chief Executive Officer, providing that, in the case of involuntary termination other than for cause, his salary and benefits will continue to be paid for a period of one year from the date of termination. Cause is defined in the agreement to include conviction for any felony, participation in a fraud or act of dishonesty against us, willful breach of our policies, or a material breach by Mr. Smith of his employment agreement or of his proprietary information and inventions agreement.

OPTION GRANTS IN FISCAL YEAR 2002

The following table sets forth each grant of stock options during the fiscal year ended December 31, 2002, to each of the individuals listed on the previous table. The exercise price of each option was equal to the fair value of our common stock as valued by the board of directors on the date of grant. The exercise price may be paid in cash or in shares of our common stock valued at fair value on the exercise date.

The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

- Multiplying the number of shares of common stock subject to a given option by the fair market value at the date of grant;

- Assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the options; and

-     Subtracting from that result the aggregate option exercise price.

The shares listed in the following table under "Number of Securities Underlying Options Granted" are subject to vesting. Upon completion of six months of service from the vesting start date, 12.5% of the option shares vest and the balance vest in a series of equal monthly installments over the next 42 months of service. The option has a ten-year term, subject to earlier termination if the optionee's service with us ceases.

Percentages shown under "Percentage of Total Options Granted to Employees in Fiscal Year 2002" are based on an aggregate of 1,976,000 options granted to employees of Intuitive Surgical under our stock option plans during the fiscal year ended December 31, 2002.


                             INDIVIDUAL GRANTS
                             -----------------
                                        PERCENTAGE
                                         OF TOTAL
                          NUMBER OF      OPTIONS                                 POTENTIAL REALIZABLE VALUE AT
                          SECURITIES    GRANTED TO     EXERCISE                  ASSUMED ANNUAL RATES OF STOCK
                          UNDERLYING    EMPLOYEES       PRICE                  PRICE APPRECIATION FOR OPTION TERM
                           OPTIONS      IN FISCAL        PER       EXPIRATION  ----------------------------------
NAME                       GRANTED      YEAR 2002       SHARE         DATE              5%             10%
----                       -------      ---------       -----         ----              --             ---
Lonnie M. Smith ........   125,000          6.3%       $   9.25     02/01/12        $  821,330      $2,142,666
Susan K. Barnes ........    75,000          3.8%           9.25     02/01/12           492,798       1,285,600
                            25,000          1.3%           9.25     03/14/12           164,266         428,533
Frederic H. Moll, M.D ..    50,000          2.5%           9.25     02/01/12           328,532         857,066
Jerome J. McNamara .....    50,000          2.5%           9.25     02/01/12           328,532         857,066
                            25,000          1.3%           9.84     03/25/12           174,743         455,867
Gary S. Guthart, Ph.D ..    75,000          3.8%           9.25     02/01/12           492,798       1,285,600

FISCAL YEAR-END OPTION VALUES

The following table sets forth the number and value of securities underlying unexercised options that are held by each of the individuals listed in the Summary Compensation Table as of December 31, 2002. Amounts shown under the column "Value of Unexercised In-The-Money Options at December 31, 2002" are based on the fair market price of $6.16 on that date, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares. Our stock option plans allow for the early exercise of options granted to employees. All options exercised early are subject to repurchase by us at the original exercise price, upon the optionee's cessation of service prior to the vesting of the shares.

                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                            OPTIONS AT DECEMBER 31, 2002          DECEMBER 31, 2002
                            ----------------------------          -----------------
NAME                       EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                       -----------     -------------    -----------     -------------
Lonnie M. Smith ........      97,914          177,086         $     --         $     --
Susan K. Barnes ........      93,123          131,878           82,101            3,987
Frederic H. Moll, M.D ..      51,143           83,857               --               --
Jerome J. McNamara .....      78,851           91,149          110,600               --
Gary S. Guthart, Ph.D ..     117,061           98,439          236,980               --

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2002, the compensation committee consisted of Russell C. Hirsch, M.D., Ph.D. and Alan J. Levy, Ph.D., neither of whom is a present or former officer or employee of Intuitive Surgical, Inc. In addition, during 2002, none of our officers had an "interlock" relationship, as that term is defined by the SEC, to report.

STOCK PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return on the common stock (no dividends have been paid thereon) with the cumulative total return of (1) the Nasdaq Composite Index and (2) the S&P Healthcare Index, over the indicated periods extending through the end of 2002.

The historical stock market performance of the common stock shown below is not necessarily indicative of future stock performance.

             COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE SURGICAL, NASDAQ COMPOSITE, AND S&P HEALTH CARE INDEX

                                  [LINE GRAPH]

                                 6/12/00        12/00         12/01          12/02
                                 -------        -----         -----          -----
Intuitive Surgical, Inc.           100            94           111            68
NASDAQ Composite                   100            66            52            35
S&P Healthcare Index               100           122           106            85

The stock performance graph above shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under these acts.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the following table sets forth the ownership of our common stock, as of February 28, 2003, by (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock;
(ii) each named executive officer; (iii) each of our directors; and (iv) all of our directors and executive officers, as a group. As of February 28, 2003, we had 36,920,459 shares of common stock outstanding.

                                                                  NUMBER OF SHARES           PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                        BENEFICIALLY OWNED (1)      OWNERSHIP (1)
----------------------------------------                        ----------------------      -------------
5% STOCKHOLDERS

Bear Stearns Asset Management, Inc. (2)                               3,241,000                  8.8%
383 Madison Avenue, 29th Floor
New York, NY 10179

Investor (Guernsey) Limited                                           2,529,545                  6.9%
National Westminster House
Le Truchot, St. Peter Port
Guernsey, Channel Islands, GY1 4PW

PatMarK Company, Inc.                                                 2,287,500                  6.2%
Suite 530
300 Delaware Ave
Wilmington, DE 19801

Merrill Lynch & Co., Inc. (3)                                         1,952,786                  5.3%
(on behalf of Merrill Lynch Investment Managers
("MLIM"))
World Financial Center, North Tower
New York, NY 10381

Allan G. Lozier                                                       1,948,386                  5.3%
6336 Pershing Dr.
Omaha, NE 68110

DIRECTORS AND CORPORATE OFFICERS

Frederic H. Moll, M.D. (4)                                            1,413,716                   3.8%
Lonnie M. Smith (5)                                                   1,123,961                   3.0
Susan K. Barnes (6)                                                     316,380                     *
Gary Guthart, Ph.D (7)                                                  164,421                     *
Russell C. Hirsch, M.D., Ph.D (8)                                       108,738                     *
Scott S. Halsted (9)                                                     99,328                     *
Jerome J. McNamara (10)                                                  91,353                     *
Alan J. Levy, Ph.D. (11)                                                 30,869                     *
James A. Lawrence (12)                                                   30,000                     *
Richard J. Kramer (13)                                                   24,000                     *
All Named Executive Officers and Directors as a group                 3,402,766                   9.2%
 (10 persons)

*     Represents less than 1% of the issued and outstanding shares

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of February 28, 2003, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 950 Kifer Road, Sunnyvale, California 94086.

(2) As of December 31, 2002, Bear Stearns Asset Management Inc. reported that it beneficially owned 3,241,000 shares of the Company's common stock of which it held the sole power to vote or direct the vote of all such shares. The S&P Stars Portfolio has the right to receive and the power to direct the receipt of dividends from and the proceeds for the sale of greater than 5% of the common stock of Intuitive Surgical, Inc. The number of shares beneficially owned is based solely on a joint Schedule 13G filed with the Securities and Exchange Commission on January 27, 2003.

(3) As of December 31, 2002, Merrill Lynch & Co., Inc. on behalf of Merrill Lynch Investment Managers ("MLIM") reported that it beneficially owned 1,952,786 shares of the Company's common stock of which it held shared power to vote or direct the vote of all such shares. The number of shares beneficially owned is based solely on a joint Schedule 13G filed with the Securities and Exchange Commission on January 8, 2003.

(4) Includes 64,163 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(5) Includes 123,961 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(6) Includes 111,874 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(7) Includes 131,124 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(8) Includes 28,887 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(9) Includes 54,701 shares held by Morgan Stanley Venture Partners III, L.P., 5,252 shares held by Morgan Stanley Venture Investors III, L.P., and 28,887 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(10) Includes 91,353 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(11) Includes 30,000 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(12) Includes 10,000 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(13) Includes 24,000 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information as of December 31, 2002 for all of our equity compensation plans, including our 2000 Equity Incentive Plan, our 2000 Employee Stock Purchase Plan, and our 2000 Non-Employee Directors' Stock Option Plan. All of the equity compensation plans of the company have been approved by security holders.

                                                                                                    NUMBER OF
                                                                                                    SECURITIES
                                                                                                    REMAINING
                                                                                                    AVAILABLE
                                                                                                    FOR FUTURE
                                                                                                     WARRANTS
                                                                 NUMBER OF          WEIGHTED         ISSUANCE
                                                               SECURITIES TO        -AVERAGE       UNDER EQUITY
                                                               BE ISSUED UPON       EXERCISE       COMPENSATION
                                                                EXERCISE OF         PRICE OF           PLANS
                                                                OUTSTANDING        OUTSTANDING      (EXCLUDING
                                                                  OPTIONS,           OPTIONS,        SECURITIES
                                                                  WARRANTS           WARRANTS        REFLECTED
                                                                 AND RIGHTS         AND RIGHTS     IN COLUMN (A))
PLAN CATEGORY                                                       (A)                (B)              (C)
-------------                                                       ---                ---              ---
Equity compensation plans approved by security holders           4,904,160(1)       $    7.24       7,109,891(2)
Equity compensation plans not approved by security holders              --          $      --              --
Total                                                            4,904,160          $    7.24       7,109,891

(1) Includes (i) 4,814,160 shares of common stock issuable upon exercise of options granted under our 2000 Equity Incentive Plan, of which 2,194,494 shares were exercisable as of December 31, 2002, and (ii) 90,000 shares of common stock under our 2000 Non-Employee Directors' Stock Option Plan, of which 72,912 shares were exercisable as of December 31, 2002.

(2) Includes (i) 5,744,842 shares of common stock available for issuance under our 2000 Equity Incentive Plan, (ii) 938,437shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan, and
      (iii) 426,612 shares of common stock under our 2000 Non-Employee Directors' Stock Option Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

ITEM 14: DISCLOSURE CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

            (3) Exhibits

            The exhibits filed as part of this report are listed under "Exhibits" at subsection (C) of this Item 15.

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended December 31, 2002.

      (c)   Exhibits

                                 EXHIBIT INDEX

 Exhibit
 Number     Description
 ------     -----------
 2.1(3)     Agreement and plan of merger by and among Intuitive Surgical, Inc.,
            Iron Acquisition Corporation and Computer Motion, Inc., dated as of
            March 7, 2003.

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

10.11(1)    Lease, dated September 9, 1996, between the Registrant and
            Zappettini Investment Co.

10.12(1)    Lease, dated February 5, 1997, between the Registrant and
            Zappettini Investment Co.

10.13(1)    Employment Agreement, dated February 28, 1997, between the
            Registrant and Lonnie M. Smith.

10.14(2)    Lease, dated July 16, 2001, between the Registrant and RNM
            Technology Drive, L.P.

23.1(4)     Consent of Ernst & Young LLP, Independent Auditors.

24.1(4)     Power of Attorney (set forth on signature page).

99.1(4)     Certification by Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(4)     Certification by Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-33016)

(2) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001

(3) Incorporated by reference to exhibits filed with the Registrant's current report on Form 8-K dated March 7, 2003.

(4) Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTUITIVE SURGICAL, INC.
                                        (Registrant)

                                        By: /s/ LONNIE M. SMITH
                                            -----------------------------------
                                        Lonnie M. Smith
                                        President and Chief Executive Officer

March 27, 2003

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

Signature                               Title                                                 Date
---------                               -----                                                 ----
/s/ LONNIE M. SMITH                     President, Chief Executive Officer and Director       March 27, 2003
-----------------------------------     (Principal Executive Officer)
Lonnie M. Smith

/s/ SUSAN K. BARNES                     Senior Vice President, Chief Financial Officer        March 27, 2003
-----------------------------------     and Assistant Secretary (Principal Financial and
Susan K. Barnes                         Accounting Officer)

/s/ SCOTT S. HALSTED                    Director                                              March 27, 2003
-----------------------------------
Scott S. Halsted

/s/ RUSSELL C. HIRSCH, M.D., PH.D.      Director                                              March 27, 2003
-----------------------------------
Russell C. Hirsch, M.D., Ph.D.

/s/ RICHARD J. KRAMER                   Director                                              March 27, 2003
-----------------------------------
Richard J. Kramer

/s/ JAMES A. LAWRENCE                   Director                                              March 27, 2003
-----------------------------------
James A. Lawrence

/s/ ALAN J. LEVY, PH.D.                 Director                                              March 27, 2003
-----------------------------------
Alan J. Levy, Ph.D.

/s/ FREDERIC H. MOLL, M.D.              Vice President, Medical Director and Director         March 27, 2003
-----------------------------------
Frederic H. Moll, M.D.

                                 CERTIFICATIONS

I, Lonnie M. Smith, certify that:

1. I have reviewed this annual report on Form 10-K of Intuitive Surgical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Lonnie M. Smith

                                           Lonnie M. Smith

                                       Chief Executive Officer

                                           March 27, 2003

I, Susan K. Barnes, certify that:

1. I have reviewed this annual report on Form 10-K of Intuitive Surgical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Susan K. Barnes

                                           Susan K. Barnes
                                       Chief Financial Officer

                                           March 27, 2003

                            INTUITIVE SURGICAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors                            F-2

Consolidated Balance Sheets at December 31, 2002 and 2001                    F-3

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000                                           F-4

Consolidated Statement of Stockholders' Equity for the years
  ended December 31, 2002, 2001 and 2000                                     F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000                                           F-6

Notes to the Consolidated Financial Statements                               F-7

Schedule II -- Valuation and Qualifying Accounts                             S-1

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                              /s/ Ernst & Young LLP


Palo Alto, California
January 31, 2003

                            INTUITIVE SURGICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              DECEMBER 31,
                                                                              ------------
                                                                          2002            2001
                                                                          ----            ----
ASSETS
Current assets:
  Cash and cash equivalents .....................................      $  17,607       $  10,487
  Short-term investments ........................................         33,232          56,174
  Accounts receivable, net of allowance for doubtful
    accounts of $806 and $446 at December 31, 2002
    and 2001, respectively ......................................         16,887          13,248
  Inventory .....................................................          8,738           6,182
  Prepaid and other assets ......................................          2,161           3,128
                                                                       ---------       ---------
        Total current assets ....................................         78,625          89,219
Property and equipment, net .....................................         10,388           7,834
Intangible and other assets .....................................          2,568           3,308
                                                                       ---------       ---------
        Total assets ............................................      $  91,581       $ 100,361
                                                                       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................      $   9,282       $   8,300
  Accrued compensation and employee benefits ....................          4,666           2,537
  Warranty accrual ..............................................          2,269           1,831
  Accrued royalty expense .......................................             --           1,000
  Other accrued liabilities .....................................          3,497           2,128
  Deferred revenue ..............................................          4,838           3,870
  Current portion of notes payable ..............................          1,511           1,631
                                                                       ---------       ---------
        Total current liabilities ...............................         26,063          21,297
Long-term notes payable .........................................          1,838             771
Commitments .....................................................             --              --
Stockholders' equity:
  Common stock, 200,000,000 shares authorized, $0.001 par value,
    36,715,026 and 36,223,640 shares issued and outstanding
    as of December 31, 2002 and December 31, 2001, respectively ..            36              36
  Additional paid-in capital .....................................       191,020         188,962
  Deferred compensation ..........................................          (223)           (886)
  Accumulated deficit ............................................      (128,791)       (110,370)
  Accumulated other comprehensive income .........................         1,638             551
                                                                       ---------       ---------
        Total stockholders' equity ...............................        63,680          78,293
                                                                       ---------       ---------
        Total liabilities and stockholders' equity ...............     $  91,581       $ 100,361
                                                                       =========       =========

                             See accompanying notes.

                            INTUITIVE SURGICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                   2002           2001           2000
                                                   ----           ----           ----
Sales ......................................     $ 72,022       $ 51,673       $ 26,624
Cost of sales ..............................       34,584         28,218         18,031
                                                 --------       --------       --------
    Gross profit ...........................       37,438         23,455          8,593
Operating costs and expenses:
  Selling, general and administrative ......       40,864         29,987         19,136
  Research and development .................       16,793         13,851         11,734
                                                 --------       --------       --------
    Total operating costs and expenses .....       57,657         43,838         30,870
                                                 --------       --------       --------
Loss from operations .......................      (20,219)       (20,383)       (22,277)
Interest income ............................        2,040          3,909          4,266
Interest expense ...........................         (199)          (268)          (404)
Other income(expense) ......................          (43)            42           (108)
                                                 --------       --------       --------
Net loss ...................................     $(18,421)      $(16,700)      $(18,523)
                                                 ========       ========       ========

Basic and diluted net loss per common share      $  (0.51)      $  (0.47)      $  (0.78)
                                                 ========       ========       ========

Shares used in computing basic and
  diluted net loss per common share ........       36,458         35,815         23,796
                                                 ========       ========       ========


                             See accompanying notes.

                            INTUITIVE SURGICAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                                         ADDITIONAL                          COMPREHENSIVE
                                    PREFERRED STOCK       COMMON STOCK    PAID-IN     DEFERRED   ACCUMULATED    INCOME
                                    SHARES    AMOUNT    SHARES    AMOUNT  CAPITAL   COMPENSATION   DEFICIT      (LOSS)       TOTAL
                                    ------    ------    ------    ------  -------   ------------   -------      ------       -----
Balances at December 31, 1999     19,134,375  $   19   6,681,848  $    7 $  98,508    $  (943)    $ (75,147)   $  (233)    $ 22,211
                                 -----------  ------  ----------  ------ ---------    -------     ---------    -------     --------
Issuance of Series F
  convertible preferred stock,
  net of issuance costs
  of $603 .....................    3,678,798       4          --      --    34,752         --            --         --       34,756
Conversion of preferred stock
  to common stock upon closing
  of IPO ......................  (22,813,173)    (23) 22,813,173      23        --         --            --         --           --
Issuance of common stock upon
  closing of IPO, net of
  issuance costs of $4,972 ....           --      --   5,750,000       6    46,778         --            --         --       46,784
Issuance of common stock upon
  exercise of options and
  warrants ....................           --      --     467,770      --       912         --            --         --          912
Repurchase of common stock ....           --      --     (36,969)     --       (20)        --            --         --          (20)
Fair market value of warrants
  granted .....................           --      --          --      --     1,720         --            --         --        1,720
Deferred compensation .........           --      --          --      --     4,063     (4,063)           --         --           --
Amortization of deferred
  compensation ................           --      --          --      --        --      2,523            --         --        2,523
Comprehensive loss:
Other comprehensive income
  (loss) -- change in
  unrealized gain (loss) on
  available-for-sale securities           --      --          --      --        --         --            --        300          300
    Change in unrealized gain
      (loss) on foreign
      exchange contracts ......           --      --          --      --        --         --            --         67           67
Net loss ......................           --      --          --      --        --         --       (18,523)        --      (18,523)
                                                                                                                           --------
Comprehensive loss ............                                                                                             (18,156)
                                 -----------  ------  ----------  ------ ---------    -------     ---------    -------     --------
Balances at December 31, 2000             --      --  35,675,822      36   186,713     (2,483)      (93,670)       134       90,730
Issuance of common stock upon
  exercise of options and
  warrants ....................           --      --     569,989      --     2,314         --            --         --        2,314
Repurchase of common stock ....           --      --     (22,171)     --       (65)        --            --         --          (65)
Amortization of deferred
  compensation ................           --      --          --      --        --      1,597            --         --        1,597
Comprehensive loss:
Other comprehensive income
  (loss) -- change in
  unrealized gain (loss) on
  available-for-sale
  securities ..................           --      --          --      --        --         --            --        560          560
    Change in unrealized gain
      (loss) on foreign
      exchange contracts ......           --      --          --      --        --         --            --        (67)         (67)
    Change in foreign currency
      translation adjustments             --      --          --      --        --         --            --        (76)         (76)
Net loss ......................           --      --          --      --        --         --       (16,700)        --      (16,700)
                                                                                                                           --------
Comprehensive loss ............                                                                                             (16,283)
                                 -----------  ------  ----------  ------ ---------    -------     ---------    -------     --------
Balances at December 31, 2001             --      --  36,223,640      36   188,962       (886)     (110,370)       551       78,293
Issuance of common stock ......           --      --     491,807      --     2,060         --            --         --        2,060
Repurchase of common stock ....           --      --        (421)     --        (2)        --            --         --           (2)
Amortization of deferred
  compensation ................           --      --          --      --        --        663            --         --          663
Comprehensive loss:
Other comprehensive income
  (loss) -- change in
  unrealized gain (loss) on
  available-for-sale
  securities ..................           --      --          --      --        --         --            --        996          996
    Change in foreign currency
      translation adjustments             --      --          --      --        --         --            --         91           91
Net loss ......................           --      --          --      --        --         --       (18,421)        --      (18,421)
                                                                                                                           --------
Comprehensive loss ............                                                                                             (17,334)
                                 -----------  ------  ----------  ------ ---------    -------     ---------    -------     --------
Balances at December 31, 2002             --  $   --  36,715,026  $   36 $ 191,020    $  (223)    $(128,791)   $ 1,638     $ 63,680
                                 ===========  ======  ==========  ====== =========    =======     =========    =======     ========


                             See accompanying notes.

                            INTUITIVE SURGICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                             2002           2001           2000
                                                             ----           ----           ----
OPERATING ACTIVITIES:
Net loss ...............................................   $(18,421)      $(16,700)      $(18,523)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation .........................................      3,106          2,337          1,595
  Gain(loss) on sales of fixed assets ..................         66            (11)            --
  Amortization of deferred compensation ................        663          1,597          2,573
  Amortization of intangible and other assets ..........        780            778            584
Changes in operating assets and liabilities:
  Accounts receivable ..................................     (3,639)        (6,804)        (4,400)
  Prepaid and other assets .............................        967         (1,423)        (1,124)
  Inventory ............................................     (2,556)          (106)        (3,215)
  Accounts payable .....................................        982          1,172          4,406
  Accrued compensation and employee benefits ...........      2,129            (72)         1,284
  Warranty accrual .....................................        438            337            682
  Other accrued liabilities ............................      1,369            100            912
  Accrued royalty expense ..............................     (1,000)            --          1,000
  Deferred revenue .....................................        968            318          1,422
                                                           --------       --------       --------
Net cash used in operating activities ..................    (14,148)       (18,477)       (12,804)
                                                           --------       --------       --------
INVESTING ACTIVITIES:
Acquisition of property and equipment ..................     (5,788)        (5,527)        (3,555)
Disposition of property and equipment ..................         62             36             --
Acquisition of patents .................................        (40)            --         (3,000)
Purchase of short-term investments .....................    (14,525)       (59,910)       (70,096)
Proceeds from sales of short-term investments ..........     21,216         35,990          6,900
Proceeds from maturities of short-term
  investments ..........................................     17,247         35,023         18,933
                                                           --------       --------       --------
Net cash provided by (used in) investing
  activities ...........................................     18,172          5,612        (50,818)
                                                           --------       --------       --------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net .........         --             --         34,756
Proceeds from issuance of common stock, net ............      2,060          2,314         47,696
Repurchase of common stock .............................         (2)           (65)           (20)
Proceeds from notes payable ............................      2,912            550          1,500
Repayment of notes payable .............................     (1,965)        (2,028)        (1,759)
                                                           --------       --------       --------
Net cash provided by financing activities ..............      3,005            771         82,173
                                                           --------       --------       --------
Effect of exchange rates on cash and cash equivalents ..         91            (76)            --
Net increase (decrease) in cash and cash
  equivalents ..........................................      7,120        (12,170)        18,551
Cash and cash equivalents, beginning of year ...........     10,487         22,657          4,106
                                                           --------       --------       --------
Cash and cash equivalents, end of year .................   $ 17,607       $ 10,487       $ 22,657
                                                           ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid ........................................   $    199       $    268       $    404
                                                           ========       ========       ========
  Issuance of warrants for license and services ........   $     --       $     --       $  1,720
                                                           ========       ========       ========

                            INTUITIVE SURGICAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Intuitive Surgical, Inc. (the "Company") designs, manufactures, and markets the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The company began selling the da Vinci Surgical System in 1999 and has placed 149 total systems worldwide as of December 31, 2002.

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at December 31, 2002 and 2001.

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

CONCENTRATIONS OF RISK

Financial instruments which subject the Company to potential risk consists of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the year ended December 31, 2002, no customer accounted for more than 10% of total sales. For the year ended December 31, 2001, one customer accounted for 15% of total sales. For the year ended December 31, 2000, no customer accounted for more than 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the years ended December 31, 2002, 2001 and 2000. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

INVENTORY

Inventory is stated at the lower of cost or market value. Cost is computed using standard costs, which approximates actual cost on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

                                               Useful Lives
Lab and manufacturing equipment                   5 years
Other equipment                                3 or 5 years
Leasehold improvements            Lesser of useful life or term of lease

INTANGIBLE AND OTHER ASSETS

Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At December 31, 2002 gross intangible assets totaled $4.7 million and related accumulated amortization was $2.1 million. At December 31, 2001, gross intangible assets totaled $4.7 million and related accumulated amortization was $1.4 million.

IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS No. 144 as of January 1, 2002, without a significant impact on its financial position or results of operations.

Reviews are performed when facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. If indicators exist, the Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for its software costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are included in research and development and are generally expensed as incurred. The time periods involved and costs incurred between achieving technological feasibility and the general availability of our software enhancements are insignificant. Production and distribution costs are also minimal. Accordingly, the Company has not capitalized any software development costs to date.

PRODUCT WARRANTY PROVISIONS

The Company's standard policy is to warrant all shipped systems against defects in design, materials and workmanship by replacing failed parts during the first year of ownership. The Company's estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. These costs are included in cost of goods sold at the time revenue is recognized. The warranty provision is reduced by material and labor costs used for replacement activities over the warranty period. A review of the obligations is performed regularly to determine the adequacy of the reserve. Based on the outcome of this review, revisions to the estimated warranty liability are recorded as appropriate.

The following table reconciles the changes to the product warranty liability for the periods indicated (in thousands):


                                          BALANCE AT                          BALANCE AT
                                          BEGINNING   WARRANTY   WARRANTIES    END OF
                                           OF YEAR      USAGE     EXPENSED      YEAR
                                           -------      -----     --------      ----
Year ended December 31, 2002 ..........   $   1,831   $ (1,631)   $  2,069    $   2,269

OTHER FINANCIAL INSTRUMENTS

On a limited basis, the Company uses forward foreign exchange contracts that are designated to reduce a portion of its exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. The forward contracts, which have only nominal intrinsic value at the time of purchase, are denominated in the same foreign currency in which the sales are denominated. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized depending on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. During the years ended December 31, 2002 and 2001, the Company did not designate and qualify any forward contracts as part of a hedging relationship. Accordingly, changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings. All derivative instruments are recorded as either current assets or accrued liabilities in the balance sheet at fair value.

The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments. At December 31, 2002, the Company had no outstanding derivative instruments.

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

STOCK-BASED COMPENSATION

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No.123"("SFAS 148") as of December 31, 2002. In accordance with the provisions of SFAS 123 and 148, the Company applies the intrinsic value method prescribed by APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option grants to employees and directors with an exercise price equal to or in excess of the fair value of the shares at the date of grant. The Company accounts for stock awards granted to non-employees in accordance with SFAS 123 and related interpretations. Additional information regarding stock-based compensation is included in Note 9, Stockholders' Equity.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                             2002          2001          2000
                                           --------      --------      --------
 Net loss, as reported ...............     $(18,421)     $(16,700)     $(18,523)
 Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effect .............................       (1,578)     $ (3,547)     $   (277)
                                           --------      --------      --------
 Pro forma net loss ..................     $(19,999)     $(20,247)     $(18,800)
                                           ========      ========      ========

Earnings per share:
 Basic and diluted - as reported .....     $  (0.51)     $  (0.47)     $  (0.78)
 Basic and diluted - pro forma .......     $  (0.55)     $  (0.57)     $  (0.79)

REVENUE RECOGNITION

 The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

In certain cases, revenue from direct system sales is generated from multiple element arrangements which require judgement in the areas of customer acceptance, training, installation and collectibility. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based upon an estimate made by management. Amounts billed in excess of revenue recognized is recorded as deferred revenue on the balance sheet. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued for at the time of revenue recognition.

The Company's distributors do not have price protection rights. One of the Company's distributors has a right of return under limited circumstances. Such rights are accounted for under the provisions of SFAS No. 48. To date, the Company has not had any system sales returns.

Revenue from sales of instruments and accessories is recognized upon shipment. Revenue related to future commitments under service contracts is deferred and recognized ratably over the service period. Costs incurred related to such service contracts are expensed as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

The Company's da Vinci Surgical System contains a software component. The Company believes that the software element in the Company's da Vinci Surgical System is an incidental part of the system. The software element within the Company's product is not sold or marketed separately to customers and the software does not operate independently of the surgical system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to the surgical system as a whole and the software revenue guidance provided in SOP 97-2 is not applicable to the Company's revenues.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2002, 2001, and 2000, were $1.3 million, $1.5 million and $1.1 million, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are incurred by the Company and are recorded as cost of goods sold in the income statement.

SEGMENT DISCLOSURES

The Company operates in one segment, the development and marketing of products designed to provide the flexibility of open surgery while operating through ports. For the year ended December 31, 2002, U.S. and international sales accounted for 83% and 17% of total sales, respectively. For the year ended December 31, 2001, U.S. and international sales accounted for 69% and 31% of total sales, respectively. For the year ended December 31, 2000, U.S. and international sales accounted for 68% and 32% of total sales, respectively. Sales in the U.S. included sales to the Company's Japanese distributor's U.S. subsidiary, which represented 1%, 3%, and 4% of total sales for the years ended December 31, 2002, 2001, and 2000, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 141, "Business Combinations" and Statement of Financial Accounting Standards, or SFAS 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. Under SFAS 142 goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the new standards. Other intangible assets will continue to be amortized over their respective useful lives. The Company adopted SFAS 141 and SFAS 142 as of January 1, 2002. The adoption of SFAS 141 and SFAS 142 has not had a significant impact on our financial position or results of operations. We will apply the provisions of SFAS 141 and 142 to the acquisition of Computer Motion when the merger is completed.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of

Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS No. 144 as of January 1, 2002, without a significant impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will apply SFAS 146 prospectively to activities initiated after December 31, 2002.

In June 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123 ", effective for the fiscal years beginning after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to follow the intrinsic value method prescribed by APB 25 in accounting for stock options, recognizing no compensation expense for options granted at or above market price. The company expects to begin interim reporting requirements for stock based compensation in 2003. The Company adopted the provisions of SFAS 148 effective for the fiscal year ended December 31, 2002 and has complied with the amended disclosure requirements.

In November 2002, the FASB issued Interpretation No. 45,or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect that the adoption of FIN 46 will have a significant impact on its financial position or results of operations.

In October 2002, the Emerging Issues Task Force reached consensus on issue 00-21, or EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The principles and application guidance of EITF 00-21 should be used to determine
(a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not completed it's evaluation of the impact of the adoption of EITF 00-21 on its results of operations or financial position.

2. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                             2002          2001          2000
                                           --------      --------      --------
Numerator used for basic and diluted
  net loss per common share ..........     $(18,421)     $(16,700)     $(18,523)
                                           ========      ========      ========

Denominator used for basic and diluted
 net loss per common share:

  Weighted-average shares outstanding        36,483        35,991        24,686
  Less weighted-average shares subject
     to repurchase ...................          (25)         (176)         (890)
                                           --------      --------      --------
  Weighted-average shares used in
     computing basic and diluted
     net loss per common share .......       36,458        35,815        23,796
                                           ========      ========      ========
Basic and diluted net loss per
  common share$ ......................        (0.51)     $  (0.47)        (0.78)
                                           ========      ========      ========
Potentially dilutive securities
  excluded from diluted net loss per
  share computation because they
  are anti-dilutive ..................        4,925         3,432         2,381

3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes available-for-sale securities included in cash and cash equivalents and short-term investments as of the respective dates (in thousands):


                                       DECEMBER 31, 2002                                  DECEMBER 31, 2001
                           --------------------------------------------    -----------------------------------------------
                                            UNREALIZED                                       UNREALIZED
                           AMORTIZED   --------------------      FAIR      AMORTIZED   ---------------------       FAIR
                             COST        GAINS       LOSSES      VALUE       COST        GAINS        LOSSES       VALUE
                             ----        -----       ------      -----       ----        -----        ------       -----
U.S. corporate debt ...    $ 20,534    $  1,421    $     --    $ 21,955    $ 34,894    $    562     $     (6)    $ 35,450
U.S. government debt ..      11,075         202          --      11,277       9,553          76           (5)       9,624
Municipal debt ........       4,350          --          --       4,350       5,500          --           --        5,500
Commercial paper ......       4,250          --          --       4,250          --          --           --           --
Other debt securities .          --          --          --          --       5,600          --           --        5,600
                           --------    --------    --------    --------    --------    --------     --------     --------
                           $ 40,209    $  1,623    $     --    $ 41,832    $ 55,547    $    638     $    (11)    $ 56,174
                           ========    ========    ========    ========    ========    ========     ========     ========

Reported as:
Cash equivalents ......    $  8,600    $     --    $     --    $  8,600    $     --    $     --     $     --     $     --
Short-term investments       31,609       1,623          --      33,232      55,547         638          (11)      56,174
                           --------    --------    --------    --------    --------    --------     --------     --------
                           $ 40,209    $  1,623    $     --    $ 41,832    $ 55,547    $    638     $    (11)    $ 56,174
                           ========    ========    ========    ========    ========    ========     ========     ========

The Company views its available-for-sale portfolio as available for use in its current operations. The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2002, by maturity date:


                                        2002
                                ---------------------
                                AMORTIZED       FAIR
                                  COST          VALUE
                                  ----          -----
Mature in less than 1 year ...   $11,608      $11,612
Mature in one to five years ..    28,601       30,220
                                 -------      -------
    Total ....................   $40,209      $41,832
                                 =======      =======


Realized gains on available-for-sale securities were $39,000, $59,000, and $112,000 for the years ended December 31, 2002, 2001, and 2000, respectively. There were no realized losses on available-for-sale securities for the years ended December 31, 2002, 2001, and 2000.

4. INVENTORIES

Inventories consist of the following (in thousands):

                         DECEMBER 31,
                     -------------------
                      2002        2001
                     ------      ------
Raw materials ....   $3,420      $3,577
Work-in-process ..      780       1,330
Finished goods ...    4,538       1,275
                     ------      ------
    Total ........   $8,738      $6,182
                     ======      ======

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                           DECEMBER 31,
                                                    ------------------------
                                                      2002            2001
                                                    --------       --------
Computer equipment ...........................      $  3,745       $  3,569
Laboratory and manufacturing equipment .......         6,520          4,158
Office furniture and equipment ...............         1,265          1,046
Leasehold improvements .......................         2,562          2,532
Software .....................................         4,810          3,896
                                                    --------       --------
                                                      18,902         15,201
Less accumulated depreciation and amortization        (8,514)        (7,367)
                                                    --------       --------
Property and equipment, net ..................      $ 10,388       $  7,834
                                                    ========       ========

6. EMPLOYEE BENEFIT PLAN

Effective May 1, 1996, the Company established a defined contribution retirement plan (the "Plan"). All U.S. employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation may be made by employees to the Plan through salary withholdings. Employer contributions are made solely at the Company's discretion. No employer contributions were made to the Plan for the years ended December 31, 2002, 2001, and 2000.

7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

We leased office space in Mountain View, California. The lease expired in February 2002 and was not renewed.

The Company entered into a lease arrangement for office space in Sunnyvale, California effective January 2002. The Company is required to lease an additional 22,000 square feet starting in January 2004. The lease expires April 30, 2007. The lease includes a renewal option for one additional five-year term.

Future minimum lease commitments under the Company's operating lease as of December 31, 2002 are as follows and include an annual rent increase of 3% (in thousands):

2003 ....................        $ 1,881
2004 ....................          2,681
2005 ....................          2,761
2006 ....................          2,844
2007 ....................            976
Thereafter ..............             --
                                 -------
  Total .................        $11,143
                                 =======

Rent expense was approximately $2.5 million, $936,000, and $884,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Rental income from a sublease was approximately $175,000 for the year ended December 31, 2000. This sublease agreement expired in July 2000.

CONTINGENCIES

The Company entered into an arrangement with IBM in December 1997 which provides for two payments of $1.0 million each upon the Company achieving revenue milestones, as defined, of $25.0 million and $50.0 million, respectively. Each $1.0 million payment is due and payable after the end of the fiscal year in which the cumulative total of all sales of products and services in that year meet the revenue milestone. The Company reached the $25.0 million revenue milestone in 2000 and as of December 31, 2000 had accrued a $1.0 million royalty obligation. The Company reached the $50.0 million revenue milestone in 2001 and as of December 31, 2001 had accrued a $1.0 million royalty obligation. Other than described, no further payments are due under the IBM arrangement. The license agreement covers a number of technologies related to the application of computers and robotics to surgery. Under the terms of this agreement, the Company has an exclusive, worldwide, royalty-free license to a number of IBM patents and patent applications in the field of surgery performed on animals and humans. The Company also has a non-exclusive license from IBM to practice in the areas of neurology, ophthalmology, orthopedics and biopsies.

On May 10, 2000, Computer Motion filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108 in willful disregard of Computer
Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and added U.S. Patent Number 6,102,850 to the litigation. Computer Motion subsequently added U.S. Patent No. 6,244,809 to the litigation, alleging that we also infringe that tenth patent. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. Of those ten patents, three are no longer part of the suit. After Computer Motion lost all of its rights to its 5,855,583 and 5,878,193 patents as a result of the Company's successful Patent Office interference proceedings (which Computer Motion has sought to challenge by separate district court appeal), Computer Motion voluntarily dismissed those patents from suit. In addition, in November 2002, the Court granted the Company's motion for summary judgment of noninfringement of the 6,102,850 patent. In February 2003, the Court denied the Company's motion for summary judgment of noninfringement of the 6,244,809 patent and granted Computer Motion's cross-motion for partial summary judgment of literal infringement of one claim of that patent. The Company subsequently requested that the Court reconsider that decision because of perceived flaws in the Court's approach to the issue of infringement on summary judgment. Regardless of what happens on reconsideration, the Company will continue to defend the 809 patent on invalidity, based on the earlier robotic surgery work of SRI and others. The Company still has pending motions for summary judgment of noninfringement on two more of Computer Motion's seven remaining patents-in-suit, numbers 5,907,664 and 6,001,108. At the Court's request, the

Company will not file further motions for summary judgment until the remaining pending motions are decided. In late January 2003, after close of fact discovery, Computer Motion asserted between 26 and 35 new claims of its seven remaining patents-in-suit and new theories of infringement. The Company has moved to strike those new assertions as inappropriate at this late stage. Trial had been calendared for April 29, 2003.

The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of the Company's products and processes, and seeks to enjoin our continued activities relating to these products. In the event the stay is lifted, this action will subject the Company to potential liability for damages, including treble damages, and could require the Company to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While the Company continues to believe it has multiple meritorious defenses to each patent asserted in this action, in the event that the stay is lifted the Company cannot assure you that it ultimately will prevail on any issue in the litigation or that it will be able to successfully defend Computer Motion's charges, nor can the Company provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On December 7 and 8, 2000, the U.S. Patent Office formally declared three interference proceedings between a single SRI patent application licensed to the Company and three of Computer Motion's patents: Nos. 5,855,583, 5,878,193, and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. The Patent Office entered final judgment in each interference proceeding. In the interference involving the 5,878,193 patent, the PTO entered final judgment in the Company's favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image-based control of robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that the Company is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the three claims of the 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO again entered final judgment in the Company's favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion's remaining patents, that Intuitive is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the 15 claims of the 5,855,583 patent. In the interference involving the 5,907,664 patent, the PTO entered final judgment against us, deciding that the Company's patent claim is unpatentable for noncompliance with the "written description" requirement of Title 35 of the U.S. Code. The PTO declined to decide our motion challenging the validity of certain claims of the '664 patent, leaving that issue in question. This 5,907,664 patent was the subject of our first motion for summary judgment of noninfringement mentioned in the previous paragraph, which motion still has not been decided. In July 2002, Computer Motion filed suit against us in the U.S. District Court for the Central District of California to challenge the PTO's two interference judgments in our favor. That suit is pending.

In September 2000, the Company filed a Notice of Opposition in the European Patent Office ("EPO") challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, the Company cited numerous prior art references not cited to the EPO during the '922 patent's original prosecution. An initial ruling in March 2002 indicated that the EPO was not then inclined to alter the `922 patent in any way. However, during a hearing held in Germany on July 2, 2002, the EPO sanctioned Computer Motion for its "abuse" of the opposition process. As a result of Computer Motion's actions, the preliminary EPO decision is mooted, both sides will now provide further written briefing and evidence on the substantive issues, and another hearing is anticipated for sometime later in 2003.

On March 30, 2001, the Company and International Business Machines Corporation ("IBM") jointly filed suit against Computer Motion in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The complaint also impacted the HERMES product to the extent it interfaced with either the AESOP or ZEUS. The `984 patent, which concerns various aspects of voice control of surgical instruments, issued to IBM in early March 2001 and is exclusively licensed to the Company. The `984 patent predates by several years Computer Motion's development of voice-controlled surgical robots. Trial was held in August 2002. After evidence and argument was presented, the seven-member Delaware jury returned a unanimous verdict in the Company's favor, finding that Computer Motion had failed to prove any claim of the `984 patent invalid and awarding us $4.4 million for damage caused by Computer Motion's sales of its infringing AESOP and ZEUS products. In December 2002, the Court rejected Computer Motion's final "prosecution laches" defense as inapplicable to the circumstances presented by the Company's patent. The suit is in the post-trial briefing phase. Computer Motion has filed three motions seeking to set aside the jury's verdict, to reduce the damages awarded, and for a new trial on one or more issues. Intuitive has filed its request for a permanent injunction against further infringing sales of Computer Motion's AESOP and ZEUS products. In February 2003, the Court indicated that it would first address Computer Motion's post-trial requests before deciding the Company's request for a permanent injunction against Computer Motion.

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, the Company is infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the "015 patent against Intuitive, leaving only the '003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the `003 patent in the Company's favor and dismissed Wilk's complaint in its entirety. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. A decision on the substantive issue on appeal is expected sometime in the next year. The Company believes the appellate court will uphold the summary judgment of noninfringement. If the Company loses the appeal, the case will return for further proceedings in the District Court. The Company remains confident that it will prevail in Wilk's suit and that it has multiple meritorious defenses to Wilk's assertion of its '003 patent. However, litigation is unpredictable and we may not prevail with any of our defenses or on appeal. If the Company ultimately loses Wilk's suit, however, it will hurt our competitive position, may be costly to us and may prevent the Company from selling its products. In addition, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position.

In September 2002, the Company discovered that one of its employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of the company's management. This matter was investigated by law enforcement authorities and company advisors. The Company has since terminated this employee and has taken actions intended to insure that no similar incidents can occur in the future, including by implementing additional controls relating to its cash disbursement process. In addition, the Company seeking to recover the loss. The Company has filed a claim with its insurance carrier and has filed suit against the sellers of the administrative supplies in December 2002. The complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organizations ("RICO") Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the Unauthorized Purchase of Office Supplies, and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. The Company's suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In January 2003, the company amended its complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5. The amended complaint reiterates the Company's claim to recover actual and treble damages, costs and attorney fees. This suit is in its early stages and, as of March 21, 2003, none of the defendants have yet answered either complaint.

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company cannot assure that we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters at this time and, therefore, cannot estimate the range of possible loss.

8. NOTES PAYABLE

Notes payable consists of the following (in thousands):

                                                                               DECEMBER 31,
                                                                          ---------------------
                                                                            2002          2001
                                                                          -------       -------
Note payable, due in monthly installments through June 1, 2002
 Interest rate of 9.0% at December 31, 2002 ........................      $    --       $   264
Note payable, due in monthly installments through June 1, 2002
 Interest rate of 9.0% at December 31, 2002 ........................           --           264
Note payable, due in monthly installments through June 1, 2002
 Interest rate of 9.9% at December 31, 2002 ........................           --           280
Note payable, due in monthly installments through October 1, 2002
 Interest rate of 10.2% at December 31, 2002 .......................           --           154
Note payable, due in monthly installments through April 1, 2003
 Interest rate of LIBOR plus 3.75% which is 5.43% at
 December 31, 2002 .................................................           42           222
Note payable, due in monthly installments through January 1, 2004
 Interest rate of 9.0% at December 31, 2002 ........................          393           723
Note payable, due in monthly installments through August 1, 2004
 Interest rate of 8.5% at December 31, 2002 ........................          323           495
Note payable, due in monthly installments through April 1, 2005
 Interest rate of 8.6% at December 31, 2002 ........................          759            --
Note payable, due in monthly installments through September 1, 2005
 Interest rate of 7.3% at December 31, 2002 ........................        1,275            --
Note payable, due in monthly installments through November 30, 2005
 Interest rate of 6.9% at December 31, 2002 ........................          557            --
                                                                          -------       -------
                                                                            3,349         2,402
Less current portion ..............................................        (1,511)       (1,631)
                                                                          -------       -------
                                                                          $ 1,838       $   771
                                                                          =======       =======

Notes payable are collateralized by fixed assets specified under each agreement. Assets collateralized under these agreements total $4.7 million and $7.2 million at December 31, 2002 and 2001, respectively. Certain of the notes payable contain covenants pertaining to results of operations and certain other financial ratios. As of December 31, 2002, the Company is in compliance with all covenants. Principal maturities of notes payable at December 31, 2002 are as follows: 2003 -- $1.51 million; 2004 -- $1.16 million; and 2005 -- $679,000. The weighted average borrowing rate was 7.8% as of December 31, 2002 and 8.7% as of December 31, 2001.

The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values as of December 31, 2002 and 2001.

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

On June 13, 2000, as part of the initial public offering of the Company's common stock, we issued 5,000,000 shares of its common stock at an offering price of $9.00 per share. On July 13, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at $9.00 per share. Cash proceeds from the sale of the 5,750,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $46.8 million.

COMMON STOCK

The Company has reserved the following shares of common stock for the exercise of warrants and the issuance of options and rights granted under the Company's stock option plans as follows:


                                DECEMBER 31,
                        --------------------------
                           2002             2001
                        ----------      ----------
Warrants .........           5,081           5,081
Stock option plans      12,014,051      10,230,024
                        ----------      ----------
                        12,019,132      10,235,105
                        ==========      ==========


The Company has previously issued shares of common stock, which are subject to the Company's right to repurchase at the original issuance price upon the occurrence of certain events as defined in the agreements relating to the sale of such stock. As of December 31, 2002, 2001, and 2000 shares subject to repurchase were 15,875, 34,561 and 409,612, respectively.

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

In April 2000, the Company entered into an agreement with Heartport, Inc. to exclusively license a number of Heartport's patents in exchange for cash of $3.0 million and a warrant to purchase 200,000 shares of common stock at an exercise price of $3.00 per share. In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," the value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: stock price on the date of grant of $9.90 per share, risk-free interest rate of 6.5%, contractual life of 5 years, volatility of 0.75 and no dividend yield, resulting in a value of $1.7 million. As a result of this agreement, the Company capitalized approximately $4.7 million as intangible and other assets, which will be amortized over the estimated useful life of the patents which is approximately six years. The warrant, which was fully vested and immediately exercisable was exercised by Heartport, Inc. in June 2001.

STOCK OPTION PLANS

In January 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Equity Incentive Plan (the "1996 Plan") under which employees, consultants and directors may be granted Incentive Stock Options ("ISOs") and Nonstatutory Stock Options ("NSOs") to purchase shares of the company's common stock. The 1996 Plan permits ISOs to be granted at an exercise price not less than the fair value on the date of grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 1996 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48 per month thereafter; however, options may be granted with different vesting terms as determined by the Board of Directors. A total of 4,840,000 shares of common stock have been authorized for issuance pursuant to the 1996 Plan as of December 31, 2002.

In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan, which took effect upon the closing of the Company's initial public offering. The Company has reserved an additional 5,160,000 shares under this plan. This plan is an amendment and restatement of the 1996 Plan. Also in March 2000, the Board of Directors adopted the 2000 Non-Employee Directors' Stock Option Plan and the 2000 Employee Stock Purchase Plan. The Company has reserved 300,000 and 1,000,000 shares for the issuances under these plans, respectively. These plans were also effective upon the closing of the Company's initial public offering. Each of these plans contains an evergreen provision whereas the authorized shares are automatically increased concurrent with the Company's annual meeting of shareholders. In May 2002, the Company reserved an additional 1,964,750 shares for the 2000 Equity Incentive Plan, 109,125 shares for the 2000 Non-Employee Directors' Stock Option Plan and 204,364 shares for the 2000 Employee Stock Purchase Plan. In May 2001, the Company reserved an additional 1,986,600 shares for the 2000 Equity Incentive Plan, 107,487 shares for the 2000 Non-Employee Directors' Stock Option Plan and 179,145 shares for the 2000 Employee Stock Purchase Plan.

Option activity under the 1996 and 2000 Plans was as follows:

                                                    2002                       2001                      2000
                                          -----------------------     ----------------------    -----------------------
                                           NUMBER OF     WEIGHTED     NUMBER OF     WEIGHTED    NUMBER OF      WEIGHTED
                                            SHARES       AVERAGE       SHARES       AVERAGE      SHARES        AVERAGE
                                             UNDER       EXERCISE       UNDER       EXERCISE      UNDER        EXERCISE
                                            OPTION        PRICE        OPTION        PRICE       OPTION         PRICE
                                          ----------    ---------    ----------     --------    ---------     ----------
Outstanding at January 1 .....             3,392,584       $5.85      1,766,756       $3.27     1,466,725       $1.90
 Options granted .............             2,001,000        9.03      2,146,251        7.55       823,600        4.94
 Options exercised ...........              (234,159)       2.64      (188,915)        2.19     (459,996)        1.98
 Options canceled ............              (255,265)       8.55      (331,508)        5.06      (63,573)        2.69
                                           ---------                  ---------                 ---------
Outstanding at December 31 ...             4,904,160        7.24      3,392,584        5.85     1,766,756        3.27
                                           =========                  =========                 =========
Exercisable at December 31 ...             2,267,406       $5.81      1,604,426       $3.65     1,517,923       $2.31
                                           =========                  =========                 =========

Additional information concerning options outstanding at December 31, 2002 is as follows:

                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          ------------------------------------------        -------------------------
                                            WEIGHTED
                                            AVERAGE         WEIGHTED                        WEIGHTED
                                           REMAINING         AVERAGE                        AVERAGE
                            NUMBER OF    CONTRACTUAL       EXERCISE        NUMBER OF       EXERCISE
    EXERCISE PRICES          SHARES          LIFE            PRICE           SHARES          PRICE
-----------------------    ---------     -----------       ---------       ---------       --------
$  0.50 - 0.50 ........      180,500         4.40           $  0.50          180,500       $   0.50
   1.50 - 1.50 ........       62,500         4.70              1.50           62,500           1.50
   3.00 - 4.47 ........      709,842         6.20              3.02          699,981           3.01
   5.15 - 7.61 ........    1,658,587         8.10              7.09          721,982           7.12
   7.74 - 11.17 .......    2,201,999         8.90              9.16          556,102           9.16
  13.56 - 16.13 .......       90,732         7.90             14.03           46,341          14.09
                           ---------                                       ---------
$  0.50 - 16.13 .......    4,904,160         8.00           $  7.24        2,267,406       $   5.81
                           =========                                       =========

Under the 1996 and 2000 Plans, the Company may also grant rights to purchase restricted stock. Terms and conditions of these rights are determined by the Board of Directors. However, no right shall be granted at an exercise price which is less than 85% of the fair value of the Company's common stock on the date of grant. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original purchase price of the stock. The right expires at a rate determined by the Board of Directors, generally at a rate of 12.5% after 6 months and 1/48 per month thereafter. For the years ended December 31, 2002, 2001, and 2000, the Company repurchased 421, 22,171, and 36,969 shares under the 2000 Plan.

As of December 31, 2002, 2001, and 2000, 7,109,891, 6,837,440, and 5,263,970
shares were available for future grant under the 1996 and 2000 Plans.

For the years ended December 31, 2002, 2001, and 2000, the Company recorded deferred stock compensation of zero, zero, and $4.1 million, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company's common stock on the date such options were granted. For the years ended December 31, 2002, 2001, and 2000, the Company recorded amortization of deferred stock compensation of $663,000, $1.6 million, and $2.5 million, respectively. As of December 31, 2002 and 2001, the Company had $223,000 and $886,000 of remaining unamortized deferred compensation, respectively. Such amount is included as a reduction of stockholders' equity and is being amortized over the vesting period of the underlying options using the graded-vesting method. Future amortization of deferred compensation at December 31, 2002 is $223,000. The deferred compensation will be fully amortized in the first half of 2003.

STOCK-BASED COMPENSATION

Pro forma information regarding net loss is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

The weighted-average estimated fair value of these options during fiscal 2002, 2001, and 2000 was $5.50, $3.40, and $1.07 per share, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                            YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                     2002             2001             2000
                                     ----             ----             ----
Expected life (in years)              4.0              6.3              4.0
Risk-free interest rate               3.9%             4.4%             5.9%
Volatility .............             0.80             0.96             0.85
Dividend yield .........               --               --               --

The Company has elected to follow APB 25 in accounting for employee stock options. Under APB 25, the Company recognizes no compensation expense in its financial statements except in connection with the grant of restricted stock for nominal consideration and unless the exercise price of employee stock options is less than the market price of the underlying stock on the grant date.

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

Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                   AS OF DECEMBER 31,
                                                             ---------------------------
                                                               2002               2001
                                                             --------           --------
Net operating loss carryforward ...................          $ 32,710           $ 25,800
Research credits ..................................             5,970              4,460
Expenses deductible in later years for tax purposes            12,770             12,120
Deferred revenue ..................................             1,940              1,520
                                                             --------           --------
Total deferred tax assets .........................            53,390             43,900
Valuation allowance for deferred tax assets .......           (53,390)           (43,900)
                                                             --------           --------
Net deferred tax assets ...........................          $     --           $     --
                                                             ========           ========

Realization of deferred tax assets is dependent upon future earnings; the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.5 million and $7.8 million during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the

Company had net operating loss carryforwards for federal tax purposes of approximately $92.0 million which expire in the years 2011 through 2022 and federal research and development tax credits of approximately $3.5 million which expire in the years 2012 through 2022. . State loss carryforwards of approximately $26.0 million begin expiring in 2005. Utilization of the Company's net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

11. OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, the components of accumulated other comprehensive income, net of related taxes, are comprised of the following (in thousands):

                                                            2002           2001
                                                          ------          -----
Unrealized gain on available-for-sale securities          $1,623          $ 627
Foreign currency translation adjustments .......              15            (76)
                                                          ------          -----
Accumulated other comprehensive income .........          $1,638          $ 551
                                                          ======          =====

12. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                  2002
                                    -----------------------------------------------------------------
                                       Q1                 Q2                 Q3                 Q4
                                    --------           --------           --------           --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ................          $ 14,409           $ 19,387           $ 17,081           $ 21,145
Gross profit .............             6,902             10,162              8,741             11,633
Operating expenses .......            13,017             14,429             15,583             14,628
                                    --------           --------           --------           --------
Operating loss ...........            (6,115)            (4,267)            (6,842)            (2,995)
Other income(expense) ....               498                527                378                395
                                    --------           --------           --------           --------
Net loss .................            (5,617)            (3,740)            (6,464)            (2,600)
Net loss per share .......          $  (0.15)          $  (0.10)          $  (0.18)          $  (0.07)
Shares used in calculation
  of net loss per share ..            36,308             36,383             36,499             36,641


                                                                  2001
                                    -----------------------------------------------------------------
                                       Q1                 Q2                 Q3                 Q4
                                    --------           --------           --------           --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ................          $ 12,079           $ 12,720           $ 10,861           $ 16,013
Gross profit .............             5,516              6,061              5,111              6,767
Operating expenses .......            10,066             11,002             10,945             11,825
                                    --------           --------           --------           --------
Operating loss ...........            (4,550)            (4,941)            (5,834)            (5,058)
Other income(expense) ....             1,143                697              1,036                807
                                    --------           --------           --------           --------
Net loss .................            (3,407)            (4,244)            (4,798)            (4,251)
Net loss per share .......          $  (0.10)          $  (0.12)          $  (0.13)          $  (0.12)
Shares used in calculation
  of net loss per share ..            35,401             35,655             36,056             36,147

13. SUBSEQUENT EVENTS (UNAUDITED)

On March 7, 2003, the Company entered into a merger agreement with Computer Motion. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the expected capitalization of Intuitive Surgical and Computer Motion on an assumed closing date of June 20, 2003, the Company estimates that the exchange ratio will range from approximately 0.48 to 0.52 depending on the average Computer Motion common stock price during a defined period prior to closing. Based on these assumptions and on Computer Motion's common stock price as of the date of this Annual Report on Form 10-K, the Company estimates that it will issue approximately 14.7 million shares of common stock in the merger and will reserve approximately 5.7 million additional shares of common stock for future issuance in connection with the assumption of Computer Motion's outstanding options and warrants (including out-of-the-money options and warrants).
Further, the Company estimates that, upon completion of the merger, its current stockholders will own approximately 72% of the then outstanding shares of its common stock and former Computer Motion stockholders will own approximately 28% of the then outstanding shares of its common stock. These estimates are subject to change depending on such factors as the number of fully-diluted shares the Company and Computer Motion have outstanding at closing, Computer Motion's stock price, and whether outstanding options and warrants of Computer Motion are exercised prior to closing.

The merger is subject to the approval of a majority of the shareholders of each company and is intended to be a tax-free reorganization. In addition, the Company may provide a bridge loan of up to $7.3 million to Computer Motion to provide working capital for its operations through the closure period if necessary.

Intuitive Surgical and Computer Motion can jointly agree to terminate the merger agreement at any given time. Either company may also terminate the merger agreement if the merger is not completed by August 31, 2003 and under other circumstances described in the joint proxy statement/prospectus to be filed in connection with the merger. The merger agreement provides that, under specified circumstances, Intuitive Surgical or Computer Motion may be required to pay a termination fee and expenses of the other party in an aggregate amount of up to $2.5 million.

The recently announced merger agreement has resulted in a stay of all litigation and other administrative legal proceedings between the Company and Computer Motion. However, these proceedings may continue if the merger is not completed for any reason. Additionally, both companies jointly requested that the California litigation be stayed through August 31, 2003, and that a trial date be reserved no sooner than three months after August 31, 2003, in case the merger cannot be consummated. Currently, there is no further activity in the California litigation while closing of the merger is pursued. If the merger closes, then all litigation and other disputes between the Company and Computer Motion will be dismissed with prejudice or similarly finally terminated.

                                                                     SCHEDULE II

                            INTUITIVE SURGICAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE         ADDITIONS
                                              AT           CHARGED TO                         BALANCE
                                          BEGINNING         COST AND                           AT END
                                           OF YEAR          EXPENSES      DEDUCTIONS (1)       OF YEAR
                                           -------          --------      --------------       -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
AND RETURNS:

 Year ended December 31, 2002 ..             $446              360              --              $806

 Year ended December 31, 2001 ..             $192              254              --              $446

 Year ended December 31, 2000 ..             $ 55              137              --              $192

(1) Represents amounts written off or returned against the allowance or reserves, or returned against earnings.

                                  EXHIBIT INDEX


  Exhibit   Description
  Number
  2.1(3)    Agreement and plan of merger by and among Intuitive Surgical, Inc.,
            Iron Acquisition Corporation and Computer Motion, Inc., dated as of
            March 7, 2003.

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

 10.11(1)   Lease, dated September 9, 1996, between the Registrant and
            Zappettini Investment Co.

 10.12(1)   Lease, dated February 5, 1997, between the Registrant and Zappettini
            Investment Co.

 10.13(1)   Employment Agreement, dated February 28, 1997, between the
            Registrant and Lonnie M. Smith.

 10.14(2)   Lease, dated July 16, 2001, between the Registrant and RNM
            Technology Drive, L.P.

  23.1(4)   Consent of Ernst & Young LLP, Independent Auditors.

  24.1(4)   Power of Attorney (set forth on signature page).

  99.1(4)   Certification by Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2(4)   Certification by Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

-----------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (333-33016)

(2) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001

(3) Incorporated by reference to exhibits filed with the Registrant's current report on Form 8-K dated March 7, 2003.

(4) Filed herewith