Form 10-K/A
period 2002-12-31
INTUITIVE SURGICAL INC
filed 2003-05-09
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

950 KIFER RD
SUNNYVALE, CA 94086

(Address of Principal Executive Offices including Zip Code)

(408) 523-2100

(Registrant’s Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, $.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ]

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

     The number of outstanding shares of the registrant’s common stock on February 28, 2003 was 36,920,459.

INTUITIVE SURGICAL, INC.

2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1: BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “estimate” and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the “Factors Affecting Operating Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

COMPANY BACKGROUND

Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our principal executive offices located at 950 Kifer Road, Sunnyvale, California 94086, our telephone number is (408) 523-2100 and our website address is www.intuitivesurgical.com. In this report, “Intuitive Surgical,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. Intuitive®, da Vinci®, EndoWrist®, InSite® and Navigator™ are trademarks of Intuitive Surgical, Inc.

We design, manufacture and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery — the third generation. We believe that this new generation of surgery, which we call Intuitive surgery, is a revolutionary advance similar in scope to the previous two generations of surgery — open surgery and minimally invasive surgery, or MIS. Our da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. By placing computer-enhanced technology between the surgeon and patient, we believe that our system enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System provides the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of MIS.

In March 1997, surgeons using an early prototype of our technology successfully performed Intuitive surgery on humans. Beginning in May 1998, surgeons using our technology successfully performed what we believe were the world’s first computer-enhanced closed chest heart surgeries, including mitral valve repair, dissection of an internal mammary artery and grafting of a coronary artery. In early 2000, surgeons using our technology successfully completed what we believe was the world’s first beating heart bypass procedure using only small ports. The da Vinci Surgical System can be used to control Intuitive Surgical endoscopic instruments including, rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, stabilizers, electrocautery, and accessories during a wide range of surgical procedures. In July 2000, we received marketing clearance from the U.S. Food and Drug Administration, or FDA for general surgery procedures. We received clearance for a non-cardiac thoracoscopic surgery indication for the product in March 2001. Additionally, in May 2001 we received clearance for use of our products in laparoscopic prostatectomy procedures, and in November 2002 we received clearance for use of our products in thoracoscopically-assisted cardiotomy procedures. As of December 31, 2002, we had sold 149 of our da Vinci Surgical Systems and surgeons using our technology had successfully completed thousands of surgical procedures of various types.

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

The da Vinci System enables surgeons to overcome many of the shortcomings of both open surgery and MIS. Surgeons operate while seated comfortably at a console viewing a bright and sharp 3-D image of the surgical field. This immersive visualization results in surgeons no longer feeling disconnected from the surgical field and the instruments, as they do when using an endoscope in MIS. While seated at the console, the surgeon manipulates instrument controls in a natural manner, just as he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in every surgeon’s hand. In designing our products, we have focused on making our technology as simple as possible to use. In our experience, based on over a thousand procedures, surgeons can learn to manipulate our instruments with only a short amount of training and can learn to perform Intuitive surgery with less training than is required for MIS.

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

THIRD GENERATION SURGERY: THE INTUITIVE SURGICAL SOLUTION

The da Vinci System is designed to provide the surgeon the range of motion, fine tissue control and 3-D vision characteristic of open surgery while simultaneously allowing the surgeon to work through the small ports used in MIS. All this is accomplished in an intuitive manner, in the same way that the movements of a surgeon’s hands in open surgery are entirely intuitive.

We believe that our technology overcomes many of the limitations of existing MIS in the following ways:

•	Natural Instrument Movements. Our technology is designed to directly transform the surgeon’s natural hand movements outside the body into corresponding micromovements inside the patient’s body. For example, a hand movement to the right outside the body causes the instrument inside the patient to be moved to the right, eliminating the backward nature of existing MIS.

•	EndoWrist Instruments Provide Natural Dexterity and Range of Motion. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human hand and wrist. Our proprietary instruments, which we call EndoWrist instruments, incorporate “wrist” joints that enable surgeons to reach behind tissues and suture with precision, just as they can in open surgery. The surgeon controls the joint’s movements from the surgeon’s console using natural hand and wrist movements. EndoWrist joints are located near the tips of all of our instruments.

•	More Precise Movements and Reduced Tremor. With our technology, the surgeon can also use “motion scaling,” a feature that translates, for example, a three millimeter hand movement outside the patient’s body into a one millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow greater precision than is normally achievable in both open surgery and MIS. In addition, our technology is designed to filter out the tremor inherent in every surgeon’s hands.

•	Immersive 3-D Visualization. Our vision system, which we call the InSite vision system, is designed to give surgeons the perception that their hands are immersed in the surgical field even though they are outside the patient’s body. As a result, we believe that surgeons no longer feel disconnected from the surgical field and the instruments, as they currently do with MIS. In addition, we believe that the InSite system provides a much brighter and sharper image than any other 3-D endoscope vision system. The InSite system also incorporates our proprietary Navigator camera control technology that allows the surgeon to easily change, move, zoom and rotate his or her field of vision. The combination of these features offers what we believe is the most advanced surgical vision system available today.

•	Easy to Learn, Easy to Master. In designing our products, we have focused on making our technology as simple as possible to use, even though it is inherently complex. We believe that tissue manipulations using our products are as natural as hand movements in open surgery. In our experience, based on feedback from surgeons who have performed hundreds of procedures, surgeons can learn to manipulate our instruments with only a short amount of training. Learning to perform surgical procedures using the da Vinci Surgical System will vary depending on the complexity of the procedure and the surgical team’s experience with MIS techniques.

•	Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform surgery in virtually any part of the body. To date, surgeons have used the da Vinci Surgical System to perform over 100 different types of surgical procedures.

We believe that these advantages give the patient the benefits of less traumatic MIS while restoring to the surgeon the range of motion and fine tissue control possible with open surgery, along with further enhancements such as tremor reduction, motion scaling and superior visualization.

We believe that our technology has the potential to change surgical procedures in two basic ways:

•	Convert procedures which are currently performed through large traditional incisions to Intuitive surgery.

•	Facilitate Difficult MIS Operations. We believe surgical procedures that today are performed only rarely using MIS techniques will be performed routinely and with confidence using Intuitive surgery. Some procedures have been adapted for port-based techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci Surgical System will enable more surgeons at more institutions to perform these procedures.

AGREEMENT AND PLAN OF MERGER

On March 7, 2003, we entered into an Agreement and Plan of Merger with Computer Motion, Inc. Pursuant to the merger agreement, a wholly owned subsidiary of our company will merge with Computer Motion, with Computer Motion surviving the merger and continuing as a wholly owned subsidiary of our company.

Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of our common stock. The fraction of a share of our common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the expected capitalization of Intuitive Surgical and Computer Motion on an assumed closing date of June 20, 2003, we estimate that the exchange ratio will range from approximately 0.48 to 0.52 depending on the average Computer Motion common stock price during a defined period prior to closing. Based on these assumptions and on Computer Motion’s common stock price as of the date of this Annual Report on Form 10-K, we estimate that we will issue approximately 14.7 million shares of our common stock in the merger and will reserve approximately 5.7 million additional shares of our common stock for future issuance in connection with our assumption of Computer Motion’s outstanding options and warrants (including out-of-the-money options and warrants). Further, we estimate that, upon completion of the merger, our current stockholders will own approximately 72% of the then outstanding shares of our common stock and former Computer Motion stockholders will own approximately 28% of the then outstanding shares of our common stock. These estimates are subject to change depending on such factors as the number of fully-diluted shares we and Computer Motion have outstanding at closing, Computer Motion’s stock price, and whether outstanding options and warrants of Computer Motion are exercised prior to closing.

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

In reaching its decision to approve the merger agreement, the Intuitive Surgical board of directors considered a variety of factors, including the following:

•	Complementary Nature of Technologies. Our board of directors believes there is a strategic fit between the technologies of our company and Computer Motion, including the core competencies, intellectual property rights and focus areas of the companies. Our board of directors believes that the merger will permit all major products and technologies currently provided by both companies to survive to the benefit of the surgical community for the foreseeable future. Our board of directors further believes that the merger will permit the companies to focus the talent and energy of the combined organization on developing and growing the application of robotics to minimally invasive surgery, bringing significant benefits to patients, surgeons and medical centers throughout the world. Our board of directors believes that the combined company has the opportunity to enhance its future prospects through the development of products utilizing the technologies and expertise of Intuitive Surgical and Computer Motion.

•	Dismissal of Patent Litigation. Our board of directors weighed the benefits of the dismissal of the pending patent litigations with Computer Motion upon completion of the merger. Our board of directors considered the diversion of management’s attention and significant expense associated with ongoing patent litigation. Our board of directors also weighed the possibility that any the litigation could result in Intuitive Surgical being found to infringe the intellectual property rights of Computer Motion, which could be ruled to be valid and enforceable and could result in Intuitive Surgical being required to obtain a license from, and pay damages and/or royalties to, Computer Motion or, in the event the parties were unable to agree on the terms of a license to redesign or withdraw from the market one or more of Intuitive Surgical’s products or product configurations.

•	Synergies. Our board of directors evaluated the potential synergies of a combination of Intuitive Surgical with Computer Motion, including the complementary nature of the business of Intuitive Surgical and Computer Motion and the opportunity for significant cost savings. Our board of directors noted that, although no assurances can be given that any particular level of synergies can be achieved, our management anticipates annual pre-tax cost savings of approximately $18 million commencing in late 2003 as a result of the merger. A significant portion of the cost savings will result from a substantial reduction in headcount. Our ability to achieve these goals is subject to economic conditions, and therefore there can be no assurance that these results will be achieved.

INTUITIVE SURGICAL’S PRODUCTS

Our principal products include the da Vinci Surgical System and a variety of “smart disposable” EndoWrist instruments.

DA VINCI SURGICAL SYSTEM

Surgeon’s Console. The da Vinci Surgical System allows the surgeon to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon’s fingers grasp the instrument controls below the display with wrists naturally positioned relative to his or her eyes. Using hardware, software, algorithms, mechanics and optics, our technology is designed to seamlessly translate the surgeon’s hand movements into precise and corresponding real-time microsurgical movements of the EndoWrist instruments inside the patient.

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

ENDOWRIST INSTRUMENTS

We manufacture a variety of EndoWrist instruments, each of which incorporates a wrist joint for natural dexterity, with tips customized for various surgical procedures. These EndoWrist instruments are currently approximately seven millimeters in diameter. The instruments mount onto the electromechanical arms that represent the surgeon’s left and right hands and provide the mechanical capability necessary for performing complex tissue manipulations through ports. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels and other surgical tools that are readily familiar to the surgeon from open surgery and MIS. Generally, a variety of EndoWrist instruments are selected and used interchangeably during the surgery. Where instrument tips need to incorporate a disposable component, for example, scalpel blades, we sell disposable inserts. We plan to continue to add new types of EndoWrist instruments for additional types of surgical procedures.

The EndoWrist instruments are “smart disposables” because they are resterilizable and reusable for a defined number of procedures. A custom computer chip inside each instrument performs several functions that help determine how the system and instruments work together. When an EndoWrist instrument is attached to an arm of the patient-side cart, the chip performs an “electronic handshake” that ensures the instrument was manufactured by us and recognizes the type and function of the instrument and number of past uses. For example, the chip distinguishes between scissors and a scalpel and controls the unique functions of different instruments as appropriate. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures so that its performance meets specifications during each procedure.

USING THE DA VINCI SURGICAL SYSTEM

During a procedure, the patient-side cart is positioned next to the operating table with the electromechanical arms arranged to provide access to the initial ports selected by the surgeon. Metal tubes attached to the arms are inserted through the ports, and the EndoWrist instruments are introduced through the tubes into the patient’s body. The surgeon then performs the procedure while sitting comfortably at the surgeon’s console, manipulating the instrument controls and viewing the operation through our InSite vision system. When a surgeon needs to change an instrument, as is done many times during an operation, the instrument is withdrawn from the surgical field using the controls at the console, in similar fashion to the way a surgeon withdraws instruments from the patient in MIS. A scrub nurse standing near the patient removes the unwanted instrument from the electromechanical arm and replaces it with the new instrument, in a process designed to be rapid enough not to disturb the natural flow of the procedure. As a result, the scrub nurse plays a role similar to that played in open surgery and MIS. At the conclusion of the operation, the metal tubes are removed from the patient’s body and the small incisions are sutured or stapled.

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

Focus on Leading Surgeons to Drive Rapid and Broad Adoption. We place significant emphasis on marketing the da Vinci Surgical System to leading surgeons who are considered to be the “thought leaders” in their institutions and fields. These surgeons typically perform complex surgical procedures that are currently not adaptable to MIS techniques. For example, cardiac procedures are among the most difficult to perform using MIS techniques. This strategy puts surgeons at the forefront of procedure development and provides them an opportunity to maintain a competitive edge in their specialty. We believe that early adoption of our products by surgical thought leaders will give many other surgeons the confidence that the da Vinci Surgical System can be used for all types of surgical procedures. In addition to working with academic-based thought leaders, we will work with busy community-based surgeons who are focused on differentiating themselves within their community. We will help them expand their busy clinical practice by offering their patients an increased number of MIS procedures.

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

CARDIOTHORACIC SURGERY

Internal Mammary Artery Dissection. In a coronary artery bypass graft procedure used in cardiac surgery, a blocked coronary artery is bypassed with a graft. When available, an artery from the chest called the internal mammary artery is dissected from its natural position and grafted into place to perform the bypass. Because the internal mammary artery is located on the underside of the anterior surface of the chest, dissection of the vessel is challenging using existing surgical instruments through the three- to five-inch incision currently used in a coronary artery bypass graft procedure. The da Vinci instruments have multiple joints that emulate the surgeon’s shoulders and elbows, allowing exact positioning of the instruments inside the patient’s chest. In addition, the EndoWrist joints permit the surgeon to reach behind the tissues for easier dissection of the internal mammary artery. Thus, we believe that the internal mammary artery can be dissected with greater ease and precision using our technology.

Thoracoscopy. A number of procedures performed in the thorax, or chest cavity, can be accomplished by minimally invasive methods. These methods are generally referred to as thoracoscopic procedures. They include various types of lung resection, biopsy procedures, node dissections, nerve resections and esophageal surgery. Conventional thoracoscopic tools have all the limitations of conventional laparoscopic tools, such as “backward” movement and limited range of motion. We believe that the capability of our technology to operate dexterously in the often very small and restrictive space of the chest cavity will offer significant clinical value in the performance of advanced thoracoscopic procedures.

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

GYNECOLOGIC SURGERY

General Gynecology. Laparoscopy has been used for several decades in a large number of diagnostic infertility procedures. Although there are a variety of therapeutic infertility procedures that can currently be performed by some gynecologists using existing MIS techniques, these procedures are relatively difficult to perform using existing MIS tools because of the lack of tissue control, inability t o perform fine dissection, and limited suturing capability. We believe that our technology will provide gynecologists with the ability to do sophisticated procedures such as tubal re-anastomosis and dissection of ovarian cysts, as well as common procedures such as surgical removal of an ovary or fallopian tube.

Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and it can be done by using open surgery or MIS techniques. Like colon resection, it demands a significant degree of tissue manipulation in the dissection and ligation, or tying, of blood vessels, ligaments and other pelvic structures. Further, laparoscopic techniques used in this procedure increase the risk of injury to the ureters, which are vital structures that provide the conduit for urine between the kidney and bladder. It is often difficult to ensure the identification and prevention of injury to the ureters and bladder with conventional MIS instruments because of the limited angles at which these instruments can be positioned. We believe that our products will increase the surgeon’s dexterity in this procedure and, as a result, will have a significant impact on safety, operating time, and rate of adoption of port-based techniques in hysterectomy.

Bladder Neck Suspension. Bladder incontinence is a widespread condition affecting middle aged women, which can be treated surgically with a procedure known as bladder neck suspension. This procedure involves elevation of the bladder neck by suspension with sutures, surgically recreating the normal angle of the urethra and re-establishing bladder sphincter control. The procedure works well in open surgery and is the “gold standard” for correction of bladder incontinence. However, because of its long recovery time, most candidates are discouraged from undergoing the procedure using open surgical technique. Instead, they use adult diapers for their incontinence, which is an embarrassment and inconvenience. Bladder neck suspension can currently be done laparoscopically but is difficult to perform because of the need to suture at awkward angles using existing MIS instruments. We believe our technology may provide a better solution for suturing the bladder neck and would represent an advance in the ease of performing incontinence surgery.

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

TECHNOLOGY

Using key technologies, we have designed the da Vinci Surgical System to ensure intuitive control and fail-safe operation of the system. The system updates arm and instrument positions over 1,000 times per second, thereby ensuring real-time connectivity between the surgeon’s hand movements and the movements of the instrument tips. A backup battery is included in the system that can power the system for more than 20 minutes in case of power loss or fluctuation. We believe this 20-minute period is sufficient either to reestablish the power supply or for the hospital back-up power system to become effective.

Monitoring the operation of the system at all times is a network of approximately 20 micro-controllers that checks for proper system performance. System misuse or system fault can be detected and the system can be transitioned to a safe state in micro-seconds. The system also includes a sensor that detects the presence of the surgeon’s head in the viewer. If the surgeon removes his or her head from the viewer, the system automatically disengages and locks the instruments in place to prevent inadvertent movement.

The instrument controls at the surgeon’s console have eight degrees of freedom of motion that allow the surgeon to move each hand through a workspace approximately one cubic foot in volume. These degrees of freedom allow the surgeon to orient his or her hands without limitation. The instrument controls are constructed with very low friction cables and gear transmissions to ensure smooth operation. Furthermore, critical components are constructed of magnesium and titanium to provide high mechanical stiffness and low inertia, ensuring a light and responsive feel to the surgeon.

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

Unlike other 3-D systems, our InSite vision system relies on two entirely separate vision channels. Two eyepieces are linked by a precisely designed optical assembly to two high resolution, high contrast medical grade monitors, which have been specially designed to have a refresh update rate that eliminates flicker and reduces eye fatigue. Our stereo endoscope uses two separate high-resolution optical channels to improve image clarity. The stereo images pass through video processing electronics that provide specialized edge enhancement and noise reduction. A foot switch at the surgeon’s console operates a focus controller on the endoscope. The endoscope self-regulates the temperature of its tip to eliminate fogging during procedures.

Our EndoWrist instruments use a wrist joint architecture driven by tiny but very high strength, flexible tungsten cables. Each tungsten cable is a “metal rope” constructed from over 200 fibers that are each less than one thousandth of an inch in diameter. These cables are similar in function to the tendons of a human wrist and are used to drive fluid motions of the wrist joint. The instruments each contain a custom memory chip that records and stores data each time the instrument is placed on the system. The chip contains encrypted security codes to protect against use of non-Intuitive Surgical instruments so that only our instruments will work with the da Vinci Surgical System. The chip identifies the type of tool being inserted so that different instrument types can be controlled uniquely by the system. The chip also records usage of the instrument and expires the instrument after its prescribed life.

INTELLECTUAL PROPERTY

Since our inception in late 1995, we have encountered and solved a number of technical hurdles. We have patented and continue to pursue patent and other intellectual property protection for the technology that we have developed to overcome these hurdles. In addition to developing our own patent portfolio, we have spent significant resources in acquiring exclusive license rights to necessary and desirable patents and other intellectual property from SRI International and IBM, which were early leaders in applying robotics to surgery. One of the strengths of our portfolio is that the licensed SRI International and IBM patents have original filing dates as early as January 1992 and June 1991, respectively. We have also exclusively licensed a patent application from MIT concerning robotic surgery. In April 2000, we exclusively licensed an extensive minimally invasive heart surgery patent portfolio from Heartport, Inc. in the field of robotic surgery. These patents cover many different forms of minimally invasive robotic surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement and beating heart stabilization. In June 2001, we entered into a non-exclusive patent license with Olympus Optical Co., Ltd. of Japan for several robotic surgery patents. As of March 14, 2003, we hold exclusive field-of-use licenses for over 80 United States patents and approximately 40 foreign patents, and own outright 28 U.S. patents that expire no earlier than 2016. We also own or have licensed numerous pending United States and foreign patent applications, several of which were recently allowed. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon’s console, electromechanical arms, vision system and our EndoWrist instruments. We intend to continue to file additional patent applications to seek protection for other proprietary aspects of our technology.

Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets, to operate without infringing or violating valid and enforceable proprietary rights of third parties, and to prevent others from infringing our proprietary rights. We intend to take action to protect our intellectual property rights when we believe doing so is necessary and appropriate. In addition, our strategy is to actively pursue patent protection in the United States and in foreign jurisdictions for technology that we believe is proprietary and that offers a potential competitive advantage, and to license appropriate technologies when necessary or desirable. We cannot be certain that we will be able to obtain adequate protection for our technology or licenses on acceptable terms. Furthermore, if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.” Others may assert that our products infringe their intellectual property rights, which may cause us to engage in costly disputes and, if we are not successful in defending ourselves, could also cause us to pay substantial damages and prohibit us from selling our products. In this regard, see “Item 3: Legal Proceedings” for a description of pending cases and interferences before the U.S. Patent and Trademark Office regarding our da Vinci Surgical System.

SRI INTERNATIONAL LICENSE AGREEMENT

After receiving funding in 1990 from the U.S. Advanced Research Projects Agency, SRI International conducted research to develop a “telesurgery” system to allow surgeons to perform surgery on the battlefield from a remote location. SRI International developed the precise electromechanics, force-feedback systems, vision systems and surgical instruments needed to build and demonstrate a prototype system that could accurately reproduce a surgeon’s hand motions with remote surgical instruments. In 1995, John G. Freund, M.D., one of our founders, acquired an option to license SRI International’s telesurgery technology, which resulted in SRI International granting us a license.

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

In March 2001, consistent with the terms of our license agreement with IBM, Intuitive and IBM jointly sued Computer Motion in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,201,984. See “Item 3: Legal Proceedings” for a more detailed description of this litigation.

MIT LICENSE AGREEMENT

After receiving funding from the U.S. Department of the Army, several researchers at MIT conducted research on various aspects of robotic surgical systems. As a result of that work, several patent applications were filed. Both MIT and the Army waived their rights to all but one of these applications, which the inventors ultimately assigned to us. MIT owns the other application. Under the terms of our license agreement with MIT, we have an exclusive, worldwide, royalty-free license to this patent application in the field of medical devices. The MIT license will terminate upon the last expiration of any patents issuing in the future from the licensed patent application, which is currently expected to occur in 2017 if any patent issues. MIT also has the right to terminate the MIT license in the event of a material, uncured breach of our obligations under the license. In the event MIT terminates the license, we do not know whether we would be able to reacquire a license from MIT on satisfactory terms, if at all.

HEARTPORT, INC. LICENSE AGREEMENT

Since its inception in the early 1990s, Heartport, Inc. has developed an extensive patent portfolio covering systems and methods for performing many different aspects of minimally invasive heart surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement, and beating heart stabilization. In April 2000, we acquired an exclusive, worldwide license in the field of robotic surgery to much of Heartport’s portfolio, including issued U.S. patents and pending U.S. and foreign applications. The license is royalty-free unless we sell instruments for robotic surgery procedures that are not operated by the robotic surgery system, in which case we pay a small royalty.

Our license will terminate upon the last expiration of the patents licensed from Heartport, which is currently expected to occur in 2015. This termination date may change as a result of actions that could be taken by the U.S. Patent and Trademark Office relating to pending patent applications. Heartport may terminate the license in the event of a material, uncured breach of our obligations. In the event Heartport terminates the license, we do not know whether the necessary or desirable licenses could be reacquired from Heartport on satisfactory terms, if at all.

In April 2001, Heartport became part of the Cardiovations Division of Ethicon, Inc., a Johnson & Johnson Company. Intuitive’s exclusive license survives Johnson & Johnson’s acquisition of Heartport. Ethicon, Inc. therefore is Intuitive’s licensor under the Heartport license.

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

We purchase both custom and off-the-shelf components from a large number of certified suppliers and subject them to stringent quality specifications. We periodically conduct quality audits of suppliers and have established a supplier certification program. Some of the components necessary for the assembly of our products are currently provided to us by sole source suppliers or single source suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and could be identified for sole-sourced components, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation.

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

Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class II medical devices.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials, or General Controls. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are those which are subject to the General Controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification procedure. For most Class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is “substantially equivalent” to either:

(1) a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

(2) to another commercially available, similar device which was subsequently cleared through the 510(k) process.

If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. By regulation,

the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent”, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.

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

When FDA approval of a Class I, Class II or Class III device requires human clinical trials, and if the device presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices.

Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice, or GMP, requirements contained in its Quality System Regulation, or QSR. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of a company’s products. The QSR also requires maintenance of a device master record, device history record, and complaint files. A company’s domestic facility, records, and manufacturing processes are subject to periodic unscheduled inspections by the FDA.

In July 1997, we received 510(k) clearance from the FDA for the surgeon’s console and patient cart to be used with only rigid endoscopes, blunt dissectors, retractors and stabilizer instruments. In November 1997, we withdrew a subsequent 510(k) submission covering additional instruments necessary for performing most surgical procedures, including scissors, scalpels, forceps/pickups, needle holders, clip appliers and electrocautery, after the FDA indicated that substantial clinical data would be required to support clearance.

In January 1999, we filed a 510(k) submission with clinical data, seeking clearance for the da Vinci Surgical System and EndoWrist instruments for laparoscopic surgical procedures. In May 1999, the FDA determined that our products were not eligible for 510(k) clearance but would instead be required to undergo the PMA approval process. On June 16, 1999, after review of the clinical data on the use of our products in laparoscopic surgical procedures, the FDA’s General Surgery Advisory Panel recommended approval. In November 1999, we filed a PMA application to commercialize our products for laparoscopic surgery, which was accepted for review by the FDA in December 1999. In March 2000, the FDA inspected our Mountain View facility and determined, after conducting an extensive audit, that our facility and manufacturing practices were consistent with Good Manufacturing Processes. In June 2000, the FDA determined that the PMA approval process was inappropriate for the da Vinci Surgical System and re-classified the device as Class II. The Premarket Approval Application submitted in November 1999 was closed and the original 510(k) application reactivated. In July 2000, we received a letter from the FDA informing us of their decision to clear the da Vinci Surgical System for use in laparoscopic surgery. The decision to reclassify the device to Class II also means that future submissions for the da Vinci Surgical System may be reviewed under the premarket notification process unless changes to the intended use significantly change the safety and effectiveness of the device, in which case a PMA may be required.

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

Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party involved, the insurance plan involved, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed. This fixed amount is paid regardless of the actual costs incurred by the hospital or physician in furnishing the care and is unrelated to the specific devices used in that procedure. Thus, any reimbursements that hospitals obtain for performing surgery with our products will generally have to cover any additional costs that hospitals incur in purchasing our products.

Domestic institutions typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because the da Vinci Surgical System has been cleared for commercial distribution in the United States by the FDA, Medicare reimbursement is available for use of the device in laparoscopic and thoracoscopic procedures and procedures conducted under an approved investigational device exemption application. We believe that the additional procedures we intend to target are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may have to apply to the American Medical Association for a unique Current Procedural Terminology code covering computer-enhanced surgery. If an application for a unique code is required, reimbursement for any use of our products may be unavailable until an appropriate code is granted. The application process, from filing until adoption of a new code, can take two or more years.

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

RECENT DEVELOPMENTS

In November 2002, Frederic Moll, M.D. the Company’s co-founder and Medical Director, and a member of the Board of Directors, became the Chief Executive Officer at a newly formed company called Hansen Medical. The Company does not believe that Hansen Medical will directly compete with the Company. Hansen Medical intends to develop and sell products that will use catheter-based medical device technology for interventional procedures. The Board of Directors and management of the Company have agreed with Dr. Moll that he will continue with his responsibilities as Medical Director at a salary commensurate with his time spent at the Company and that he will continue to serve as a member of the Board of Directors. The Company may decide to license certain portions of its technology to Hansen Medical as well as take an equity position in this new venture. Initial funding for Hansen Medical has been provided by Prospect Venture Partners. Dr. Russell C. Hirsch, a member of our board of directors, serves as one of the managing partners for Prospect Venture Partners.

WEBSITE ACCESS TO REPORTS

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings.”

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

ITEM 3: LEGAL PROCEEDINGS

BROOKHILL-WILK 1, LLC

On September 1, 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk’s patent rights. These patents concern methods and devices for “remote” surgery. In March 2001, Wilk withdrew its assertion of the ‘015 patent against our company. On November 8, 2001, in response to a motion on one of Intuitive Surgical’s noninfringement defenses, the District Court granted summary judgment of noninfringement of the ‘003 patent in our favor and dismissed Wilk’s complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

On April 11, 2003, the Court of Appeals reversed the District Court’s judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals’ determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court. Intuitive Surgical believes that the Court of Appeals’ opinion is not necessarily inconsistent with the noninfringement defense initially presented to the District Court and has no bearing on Intuitive Surgical’s other noninfringement defenses. Intuitive Surgical has filed a petition for rehearing to request clarification from the Court of Appeals on the claim construction adopted. Upon remand, Intuitive Surgical intends to continue to vigorously defend its rights and, if necessary, is prepared to continue to dispute the meaning of other portions of the asserted claim language and to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. Intuitive Surgical believes that it will prevail in the litigation and that it has multiple meritorious defenses to Wilk’s allegations. However, litigation is unpredictable and Intuitive Surgical may not prevail. The case remains in its early stages of discovery in the District Court.

If we lose Wilk’s suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. If we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk’s patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk’s patents unless we can redesign them so they do not infringe Wilk’s patents, which we may be unable to do. In addition, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position. Due to the inherent uncertainties of litigation, however, the Company cannot accurately predict the ultimate outcome of the litigation against Wilk at this time and, therefore, cannot estimate the range of possible loss.

On February 21, 2001, Wilk filed suit against Computer Motion alleging that its ZEUS original system infringed upon Wilk’s Patent Nos. 5,217,003 and 5,368,015. Wilk’s complaint sought damages, attorneys’ fees and increased damages alleging willful patent infringement. On March 21, 2001, Computer Motion served its answer and counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in Wilk’s pending litigation against Intuitive Surgical issued an order interpreting the claims of Wilk’s U.S. Patent No. 5,217,003 in a way that Computer Motion believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties agreed to dismiss the case without prejudice.

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

On May 10, 2000, Computer Motion filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664, and 6,001,108, in willful disregard of Computer Motion’s patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and added U.S. Patent Number 6,102,850 to the litigation. Computer Motion subsequently added U.S. Patent No. 6,244,809 to the litigation, alleging that we also infringe that tenth patent. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. Of those ten patents, three are no longer part of the suit. After Computer Motion lost all of its rights to its 5,855,583 and 5,878,193 patents as a result of our successful Patent Office interference proceedings, Computer Motion voluntarily dismissed those patents from suit. However, Computer Motion has sought to challenge the interference proceedings by separate district court appeal. In addition, in November 2002, the Court granted our motion for summary judgment of noninfringement of the 6,102,850 patent. In February 2003, the Court denied our motion for summary judgment of noninfringement of the 6,244,809 patent and granted Computer Motion’s cross-motion for partial summary judgment of literal infringement of one claim of that patent. We subsequently requested that the Court reconsider that decision because of perceived flaws in the Court’s approach to the issue of infringement on summary judgment. Regardless of what happens on reconsideration, we will continue to defend the 809 patent on invalidity, based on the earlier robotic surgery work of SRI and others. We still have pending motions for summary judgment of noninfringement on two more of Computer Motion’s seven remaining patents-in-suit, numbers 5,907,664 and 6,001,108. At the Court’s request, we will not file further motions for summary judgment until the remaining pending motions are decided. In late January 2003, after close of fact discovery, Computer Motion asserted between 26 and 35 new claims of its seven remaining patents-in-suit and new theories of infringement. We have moved to strike those new assertions as inappropriate at this late stage. Trial had been calendared for April 29, 2003.

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

The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. In the event the stay is lifted, this action will subject us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to each patent asserted in this action, in the event that the stay is lifted, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion’s charges, nor can we provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

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

On December 7 and 8, 2000, the PTO declared three interferences between a single SRI patent application exclusively licensed to our company and three of Computer Motion’s patents, Numbers 5,855,583, 5,878,193 and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. The Patent Office entered final judgment in each interference proceeding. In the interference involving the 5,878,193 patent, the PTO entered final judgment in our favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image-based control of robotic surgical instruments is prior art to all of Computer Motion’s remaining patents, that we are entitled to patent that invention, and that Computer Motion is no longer entitled to any of the three claims of the 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO again entered final judgment in our favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion’s remaining patents, that we are entitled to patent that invention, and that Computer Motion is no longer entitled to any of the 15 claims of the 5,855,583 patent. In the interference involving the 5,907,664 patent, the PTO entered final judgment against us, deciding that our patent claim is unpatentable for noncompliance with the “written description” requirement of Title 35 of the U.S. Code. The PTO declined to decide our motion challenging the validity of certain claims of the `664 patent, leaving that issue in question. This 5,907,664 patent was the subject of our first motion for summary judgment of noninfringement mentioned in the previous paragraph, which motion still has not been decided. In July 2002, Computer Motion filed suit against us in the U.S. District Court for the Central District of California to challenge the PTO’s two interference judgments in our favor. That suit has also been stayed through August 31, 2003 as a result of the merger agreement between Computer Motion and Intuitive.

In September 2000, we filed a Notice of Opposition in the European Patent Office, or EPO, challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In our Notice of Opposition, we cited numerous prior art references not cited to the EPO during the ‘922 patent’s original prosecution. An initial ruling in March 2002 indicated that the EPO was not then inclined to alter the `922 patent in any way. However, during a hearing held in Germany on July 2, 2002, the EPO sanctioned Computer Motion for its “abuse” of the opposition process. As a result of Computer Motion’s actions, the preliminary EPO decision is mooted, both sides will now provide further written briefing and evidence on the substantive issues, and another hearing is anticipated for sometime later in 2003. Intuitive and Computer Motion anticipate taking steps to seek a stay or other similar relief from the EPO as a result of their recent merger agreement.

On March 30, 2001, Intuitive and International Business Machines Corporation (“IBM”) jointly filed suit against Computer Motion in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The complaint also impacted the HERMES product to the extent it interfaced with either the AESOP or ZEUS. The `984 patent concerns various aspects of voice control of surgical instruments issued to IBM in early March 2001 and is exclusively licensed to us. The `984 patent predates by several years Computer Motion’s development of voice-controlled surgical robots. Trial was held in August 2002. After evidence and argument was presented, the seven-member Delaware jury returned a unanimous verdict in our favor, finding that Computer Motion had failed to prove any claim of the `984 patent invalid and awarding us $4.4 million for damage caused by Computer Motion’s sales of its infringing AESOP and ZEUS products. In December 2002, the Court rejected Computer Motion’s final “prosecution laches” defense as inapplicable to the circumstances presented by our patent. Subject to the stay, the suit is in the post-trial briefing phase. Computer Motion has filed three motions seeking to set aside the jury’s verdict, to reduce the damages awarded, and for a new trial on one or more issues. We have filed our request for a permanent injunction against further infringing sales of Computer Motion’s AESOP and ZEUS products. In February 2003, the Court indicated that it would first address Computer Motion’s post-trial requests before deciding our request for a permanent injunction against Computer Motion. All proceedings in this suit have also now been stayed through August 31, 2003 as a result of the merger agreement between Computer Motion and Intuitive.

OTHER LEGAL MATTERS

In September 2002, we discovered that one of our employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of the company’s management. This matter was investigated by law enforcement authorities and company advisors. We have since terminated this employee and have taken actions intended to insure that no similar incidents can occur in the future, including by implementing additional controls relating to our cash disbursement process. In addition, we are seeking to recover our loss. We have filed a claim with our insurance carrier, from which we expect to receive proceeds of approximately $500,000, and have filed suit against the sellers of the administrative supplies in December 2002. Our complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the Unauthorized Purchase of Office Supplies, and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. Our suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In January 2003, we amended our complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5. The amended complaint reiterates our claim to recover actual and treble damages, costs and attorney fees. This suit is in its early stages and, as of March 21, 2003, none of the defendants have yet answered either complaint.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on The Nasdaq Stock Market under the symbol “ISRG” since June 13, 2000. The following table sets forth the high and low sales prices of our common stock for the periods indicated and are as reported by Nasdaq.

QUARTER	HIGH	LOW

Year Ended December 31, 2002:
First Quarter	$10.15	$8.39
Second Quarter	10.90	7.92
Third Quarter	8.31	5.77
Fourth Quarter	8.13	6.08
Year Ended December 31, 2001:
First Quarter	$9.13	$4.88
Second Quarter	14.78	3.00
Third Quarter	14.15	4.99
Fourth Quarter	10.75	6.01

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

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to such consolidated statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

	(In Thousands, Except Per Share Data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Sales	$72,022	$51,673	$26,624	$10,192	$—
Cost of sales	34,584	28,218	18,031	9,273	—

Gross profit	37,438	23,455	8,593	919	—

Operating costs and expenses:
Selling, general and administrative	40,864	29,987	19,136	9,338	7,565
Research and development	16,793	13,851	11,734	11,130	23,208

Total operating costs and expenses	57,657	43,838	30,870	20,468	30,773

Loss from operations	(20,219)	(20,383)	(22,277)	(19,549)	(30,773)
Interest income, net	1,798	3,683	3,754	1,134	1,330

Net loss	$(18,421)	$(16,700)	$(18,523)	$(18,415)	$(29,443)

Basic and diluted net loss per share	$(0.51)	$(0.47)	$(0.78)	$(3.81)	$(8.14)

Shares used in computing basic and diluted net loss per share	36,458	35,815	23,796	4,837	3,619

	DECEMBER 31,

	2002	2001	2000	1999	1998

	(In Thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$50,839	$66,661	$89,441	$26,260	$23,220
Working capital	$52,562	$67,922	$83,836	$22,023	$19,817
Total assets	$91,581	$100,361	$112,421	$34,455	$28,167
Notes payable, less current portion	$1,838	$771	$1,861	$2,521	$2,438
Deferred compensation	$(223)	$(886)	$(2,483)	$(943)	$(1,128)
Accumulated deficit	$(128,791)	$(110,370)	$(93,670)	$(75,147)	$(56,732)
Total stockholders’ equity	$63,680	$78,293	$90,730	$22,211	$20,596

The consolidated statements of operations data for the years ended December 31, 2002, 2001, and 2000, and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999, and 1998 are derived from our audited consolidated financial statements that are not included in this report. Historical results are not indicative of the results to be expected in the future.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes.

Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “— Factors Affecting Operating Results” below as well as those discussed elsewhere.

OVERVIEW

We design, manufacture, and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to perform better surgery while giving patients the benefits of MIS, including decreased trauma and postoperative pain, reduced surgical complications, shorter hospital stays and lower total treatment costs.

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

Management anticipates that the combined companies will be able to achieve annual pre-tax cost savings of approximately $18 million commencing in late 2003. A significant portion of those savings will result from a substantial reduction in headcount. Intuitive Surgical’s ability to achieve these goals is subject to economic conditions and unanticipated changes in business conditions, and therefore there can be no assurance that these results will be achieved.

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

On March 7, 2003, we entered an Agreement and Plan of Merger with Computer Motion, Inc. Under the terms of our merger agreement with Computer Motion, Computer Motion will become a wholly owned subsidiary of our company. Computer Motion recorded net losses of $21.2 million and $16.4 million for the years ended December 31, 2002 and 2001, respectively, and had a cash balance of $2.6 million as of December 31, 2002. In recent periods, Computer Motion has not generated cash from operations. Both we and Computer Motion expect to incur additional operating losses into 2003, and both we and Computer Motion have substantial cash needs. Among other things, total fees and costs of both companies associated with the merger are currently projected to be approximately $4.0 million. Intuitive Surgical has agreed to fund up to $7.3 million of Computer Motion’s working capital needs through the effective time of the merger under the Loan and Security Agreement. Assuming completion of the merger on or around June 20, 2003, we project that the total combined cash and cash equivalents of the two companies will be less than $35 million.

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

Contractual Obligations and Commercial Commitments.

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period ($ Millions)

Contractual Obligation	Total	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years

Long-term debt	$3.3	$1.5	$1.8	$—	$—
Building lease	11.1	1.9	8.3	0.9	—
Total	$14.4	$3.4	$10.1	$0.9	$—

CRITICAL ACCOUNTING POLICIES

We believe the following represent our critical accounting policies:

Revenue Recognition. In certain cases, revenue from direct system sales is generated from multiple element arrangements, which require judgment in the areas of customer acceptance, training, installation and collectibility. The Company accounts for multiple element arrangements in accordance with the provisions of SAB 101. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based upon an estimate made by management. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is recognized as the value of the delivered element. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of installation services upon the completion of installation.

Revenue from sales of instruments and accessories is recognized upon shipment. Revenue related to future commitments under service contracts is deferred and recognized ratably over the service period. All costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon management estimates. Factors underlying these estimates include analysis of days outstanding, customer payment history and management judgment. The allowance is adjusted regularly to reflect current data and activity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the new standards. Other intangible assets will continue to be amortized over their respective useful lives. We adopted SFAS 141 and SFAS 142 as of January 1, 2002. The adoption of SFAS 141 and SFAS 142 has not had a significant impact on our financial position or results of operations. We will apply the provisions of SFAS 141 and SFAS 142 to the acquisition of Computer Motion when the merger is completed.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. We adopted SFAS 144 as of January 1, 2002, without a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We will apply SFAS 146 prospectively to activities initiated after December 31, 2002.

In June 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an

amendment of FASB Statement No. 123 “, effective for the fiscal years beginning after December 31, 2002. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to follow the intrinsic value method prescribed by APB 25 in accounting for stock options, recognizing no compensation expense for options granted at or above market price. We adopted the provisions of SFAS 148 effective for the fiscal year ended December 31, 2002 and have complied with the amended disclosure requirements.

In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect any significant impact on our financial position or results of operations upon adoption of this pronouncement.

In October 2002, the Emerging Issues Task Force reached consensus on issue 00-21, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The principles and application guidance of EITF 00-21 should be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not completed it’s evaluation of the impact of the adoption of EITF 00-21 on its results of operations or financial position.

FACTORS AFFECTING OPERATING RESULTS

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS’ OR INVESTORS’ EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven, and we may be unable to generate significant revenues. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

•	the progress and results of clinical trials;

•	actions relating to regulatory matters;

•	the completion of our pending merger with Computer Motion and the successful integration of the two companies;

•	the extent to which our products gain market acceptance;

•	our timing and ability to develop our manufacturing and sales and marketing capabilities;

•	demand for our products;

•	the progress of surgical training in the use of our products;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	product quality problems;

•	our ability to protect our proprietary rights and defend against third party challenges;

•	our ability to license additional intellectual property rights; and

•	third-party payor reimbursement policies.

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

A relatively small number of customers account for a significant portion of our total revenues. In 2000, 2001 and 2002, approximately 88%, 86% and 79%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. For 2001 AB Medica SRL, our Italian distributor, accounted for 15% of total sales. No customer accounted for more than 10% of sales during 2000 or 2002.

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

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

Our products represent a fundamentally new way of performing surgery. Achieving physician, patient and third-party payor acceptance of Intuitive surgery as a preferred method of performing surgery will be crucial to our success. If our products fail to achieve market acceptance, hospitals will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians’ and third-party payors’ acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional open heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors.

We expect that there will be a learning process involved for surgical teams to become proficient in the use of our products. Broad use of our products will require training of surgical teams. Market acceptance could be delayed by the time required to complete this training. We may not be able to rapidly train surgical teams in numbers sufficient to generate adequate demand for our products. We cannot be certain that our training programs will be cost effective or sufficient to meet our customers’ needs.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH COMPUTER MOTION AND BROOKHILL-WILK 1, LLC THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS. WHILE THE MERGER AGREEMENT HAS RESULTED IN A STAY OF ALL PROCEEDINGS INVOLVING COMPUTER MOTION, THESE PROCEEDINGS MAY CONTINUE IF THE MERGER IS NOT COMPLETED.

On September 1, 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk’s patent rights. These patents concern methods and devices for “remote” surgery. In March 2001, Wilk withdrew its assertion of the ‘015 patent against our company. On November 8, 2001, in response to a motion on one of Intuitive Surgical’s noninfringement defenses, the District Court granted summary judgment of noninfringement of the ‘003 patent in our favor and dismissed Wilk’s complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

On April 11, 2003, the Court of Appeals reversed the District Court’s judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals’ determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court. Intuitive Surgical believes that the Court of Appeals’ opinion is not necessarily inconsistent with the noninfringement defense initially presented to the District Court and has no bearing on Intuitive Surgical’s other noninfringement defenses. Intuitive Surgical has filed a petition for rehearing to request clarification from the Court of Appeals on the claim construction adopted. Upon remand, Intuitive Surgical intends to continue to vigorously defend its rights and, if necessary, is prepared to continue to dispute the meaning of other portions of the asserted claim language and to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. Intuitive Surgical believes that it will prevail in the litigation and that it has multiple meritorious defenses to Wilk’s allegations. However, litigation is unpredictable and Intuitive Surgical may not prevail. The case remains in its early stages of discovery in the District Court.

If we lose Wilk’s suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. If we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk’s patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk’s patents unless we can redesign them so they do not infringe Wilk’s patents, which we may be unable to do. In addition, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position. Due to the inherent uncertainties of litigation, however, the Company cannot accurately predict the ultimate outcome of the litigation against Wilk at this time and, therefore, cannot estimate the range of possible loss.

On February 21, 2001, Wilk filed suit against Computer Motion alleging that its ZEUS original system infringed upon Wilk’s Patent Nos. 5,217,003 and 5,368,015. Wilk’s complaint sought damages, attorneys’ fees and increased damages alleging willful patent infringement. On March 21, 2001, Computer Motion served its answer and counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in Wilk’s pending litigation against Intuitive Surgical issued an order interpreting the claims of Wilk’s U.S. Patent No. 5,217,003 in a way that Computer Motion believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties agreed to dismiss the case without prejudice.

On May 10, 2000, Computer Motion filed a lawsuit in the United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108, in willful disregard of Computer Motion’s patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and added U.S. Patent Number 6,102,850 to the litigation. Computer Motion subsequently alleged that we infringed U.S. Patent No. 6,244,809, which it added to the litigation in May 2002. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. Of those ten patents, three are no longer part of the suit. After Computer Motion lost all of its rights to its 5,855,583 and 5,878,193 patents as a result of our successful Patent Office interference proceedings Computer Motion voluntarily dismissed those patents from suit. However, Computer Motion has sought to challenge the interference proceedings by separate district court appeal. In addition, in November 2002, the Court granted our motion for summary judgment of noninfringement of the 6,102,850 patent. In February 2003, the Court denied our motion for summary judgment of noninfringement of the 6,244,809 patent and granted Computer Motion’s cross-motion for partial summary judgment of literal infringement of one claim of that patent. We subsequently requested that the Court reconsider that decision because of perceived flaws in the Court’s approach to the issue of infringement on summary judgment. Regardless of what happens on reconsideration, we will continue to defend the 809 patent on invalidity, based on the earlier robotic surgery work of SRI and others. We still have pending motions for summary judgment of noninfringement on two more of Computer Motion’s seven remaining patents-in-suit, numbers 5,907,664 and 6,001,108 At the Court’s request, we will not file further motions for summary judgment until the remaining pending motions are decided. In late January 2003, after close of fact discovery, Computer Motion asserted between 26 and 35 new claims of its seven remaining patents-in-suit and new theories of infringement. We have moved to strike those new assertions as inappropriate at this late stage. Trial had been calendared for April 29, 2003.

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

If the merger is not completed by August 31, 2003, the stays may be lifted and the California case may proceed to trial. If the stays are lifted and we ultimately lose Computer Motion’s suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, we may need to obtain from Computer Motion a license to this technology if we are to continue to market our products that have been found to infringe Computer Motion’s patents. This license could be expensive, or could require us to license to Computer Motion some of our technology, which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If the stay is lifted and Computer Motion is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Computer Motion’s patents unless we can redesign them so they do not infringe Computer Motion’s patents, which we may be unable to do. In addition, we could be required to pay Computer Motion damages, including treble damages, which could be substantial and harm our financial position.

The foregoing proceedings would be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in this lawsuit, these proceedings could consume substantial amounts of our financial and managerial resources. At any time the other parties may file additional claims against our company, or we may file claims against them, which could increase the risk, expense and duration of the litigations. For more information on these proceedings, see “Item 1: Business — Legal Proceedings.”

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

We will incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

In addition to patents, we typically rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in developing our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or may design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see “Item 1: Business — Intellectual Property.”

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with SRI International, IBM Corporation, MIT, Olympus Optical Co., Ltd., and Heartport, Inc., now part of Johnson & Johnson. Any of these agreements may be terminated for breach. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products. See “Item 1: Business — Intellectual Property.”

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

Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration, or FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or “FFDCA”. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed device. If we modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application, or PMA, for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a PMA.

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

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board, or “IRB” approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or “IDE” application. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. For additional information concerning regulatory approvals of our products, see “Item 1: Business — Government Regulation.”

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

Domestic institutions will typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business.

Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. For further information on third-party reimbursement policies, see “Item 1: Business — Third-Party Reimbursement.”

BECAUSE OUR MARKETS ARE HIGHLY COMPETITIVE, CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS’ PRODUCTS OR MAY NOT ACCEPT INTUITIVE SURGERY, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.

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

Our products incorporate mechanical parts and computer software, either of which can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to such defects. We cannot assure you that our products will not experience errors or performance problems in the future. If we experience flaws or performance problems, any of the following could occur:

•	delays in product shipments;

•	loss of revenue;

•	delay in market acceptance;

•	diversion of our resources;

•	damage to our reputation;

•	increased service or warranty costs; or

•	product liability claims.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

We have manufactured a limited number of our products for sale to customers. We may be unable to establish or maintain reliable, high-volume manufacturing capacity. Even if this capacity can be established and maintained, the cost of doing so may increase the cost of our products and reduce our ability to compete. We may encounter difficulties in scaling up production of our products, including:

•	problems involving production yields;

•	quality control and assurance;

•	component supply shortages;

•	shortages of qualified personnel; and

•	compliance with state, federal and foreign regulations.

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

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the FDA’s Quality System Regulations, or QSR. We are also required to comply with International Organization for Standardization, or ISO quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. We are currently in compliance with ISO standards. The FDA inspected our Mountain View and Sunnyvale facilities in March 2000 and December 2002, respectively. The Good Manufacturing Practice issues raised by the FDA during the inspections either were satisfactorily resolved with the FDA, or we believe can be resolved by us to the FDA’s satisfaction, although we cannot assure you that we will be able to do so. We continue to be subject to FDA inspections at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities.

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

THE USE OF OUR PRODUCTS COULD RESULT IN PRODUCT LIABILITY CLAIMS THAT COULD BE EXPENSIVE, DIVERT MANAGEMENT’S ATTENTION AND HARM OUR BUSINESS.

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

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 18%, 34% and 36% of our sales for 2002, 2001, and 2000, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	the risks associated with foreign currency exchange rate fluctuation;

•	the expense of establishing facilities and operations in new foreign markets; and

•	building an organization capable of supporting geographically dispersed operations.

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

Based on an estimated exchange ratio of approximately 0.52, we estimate that we will issue approximately 15.2 million shares of our common stock in the merger and upon completion of the merger, our current stockholders will own approximately 71% of the then outstanding shares of our common stock and former Computer Motion stockholders will own approximately 29% of the then outstanding shares of our common stock.

In addition, based on the estimated exchange ratio of approximately 0.52, we estimate that we will reserve approximately 5.2 million shares of Intuitive Surgical common stock for future issuance in connection with Intuitive Surgical’s assumption of Computer Motion’s outstanding options and warrants (including out-of-the-money options and warrants), subject to proportional reduction in the event that the proposed reverse stock split is approved by our stockholders and implemented by our board of directors. The outstanding warrants of Computer Motion have a range of exercise prices. Holders of these warrants have the right to an adjustment in the exercise price of their warrants, and in some cases in the number of shares issuable upon exercise, if the warrant issuer sells shares in the future at prices below the exercise prices of the warrants. These anti-dilution protections may continue to apply after the merger and thus could result in additional dilution to stockholders of the combined company as we make future offerings of capital stock.

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

We incurred a net loss of $18.4 million for 2002, and Computer Motion incurred a net loss of $21.2 million for the same period. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. In recent periods, Computer Motion has not generated cash from operations. Both companies expect to incur additional operating losses into 2003, and both companies have substantial cash needs. Among other things, total fees and costs of both companies associated with the merger are currently projected to be approximately $4.0 million. We have agreed to fund up to $7.3 million of Computer Motion’s working capital needs through the effective time of the merger under the Loan and Security Agreement. Assuming completion of the merger on or around June 20, 2003, we project that the total combined cash and cash equivalents of the two companies will be less than $35 million. We expect that the capital resources of the combined company, together with revenue derived from product sales, will be sufficient to meet the combined company’s working capital needs at least through 2003. After that, we may need to raise additional funds. We may not be able to obtain additional financing on favorable terms, or at all. If we are unable to generate sufficient capital to fund our operations and cannot raise it on acceptable terms, we may not be able to further develop, enhance or expand the market for our products and services, and the combined company could fail.

THE COMBINED COMPANY MAY NOT REALIZE ALL OF THE ANTICIPATED BENEFITS OF THE MERGER.

The success of the merger will depend, in part, on the ability of the combined company to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of Computer Motion with the business of Intuitive Surgical. Our success in realizing these benefits and the timing of this realization depend upon the successful, rapid integration of the operations of Computer Motion with those of Intuitive Surgical. This integration will be a complex, costly and time-consuming process, and may not succeed as planned. The difficulties of combining the operations of the companies include, among other things:

•	coordinating and consolidating ongoing and future research and development efforts;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining strategic partners and attracting new strategic partners;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	integrating and managing the technologies and products of the two companies;

•	identifying and eliminating redundant and underperforming operations and assets;

•	using capital assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

In addition, Computer Motion’s products differ in substantial ways from our products, and the companies rely on different distributors and sales channels to sell their products. Both Computer Motion and Intuitive Surgical are parties to existing distribution agreements that cannot be terminated prior to the end of their terms.

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

FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT INTUITIVE SURGICAL AND ITS STOCKHOLDERS.

If the merger is not completed for any reason, Intuitive Surgical and Computer Motion and their stockholders will be subject to a number of material risks, including:

•	the provision in the merger agreement that, under specified circumstances, either Intuitive Surgical or Computer Motion could be required to pay the other a termination fee and expenses of up to an aggregate of $2.5 million;

•	the litigations between the two companies may resume;

•	Computer Motion would be required to repay to Intuitive Surgical all amounts loaned under the bridge loan facility within 120 days following termination of the merger agreement; - Computer Motion likely would not have sufficient cash to repay amounts loaned under the bridge loan, and Intuitive Surgical would be at risk that such bridge loan amounts would not be repaid unless Computer Motion were able to obtain alternative financing;

•	the market price of Intuitive Surgical common stock and Computer Motion common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

•	costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed;

•	benefits that Intuitive Surgical and Computer Motion expect to realize from the merger would not be realized; and

•	the diversion of management attention from the day-to-day businesses of the companies and the unavoidable disruption to their employees and customers during the period before completion of the merger may make it difficult for Intuitive Surgical and Computer Motion to regain their financial and market positions if the merger does not occur.

SALES BY INTUITIVE SURGICAL STOCKHOLDERS OR FORMER COMPUTER MOTION STOCKHOLDERS COULD CAUSE INTUITIVE SURGICAL’S COMMON STOCK PRICE TO DECLINE.

The market price of Intuitive Surgical common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for the combined company to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of December 31, 2002, several entities beneficially owned more than 5% of the outstanding shares of Intuitive Surgical’s common stock, including Bear Stearns Asset Management, Allan G. Lozier, Investor Growth Capital, Ltd., Merrill Lynch & Co., and PaTMarK Company, Inc. Assuming that the merger is completed, the former stockholders of Computer Motion will own approximately 28% of the combined company, subject to the assumptions and adjustments discussed elsewhere in this joint proxy statement/prospectus. In addition, holders of warrants to purchase up to 5.5 million shares of Computer Motion common stock will receive Intuitive Surgical warrants in exchange for their Computer Motion warrants in connection with the merger. Such warrant holders will have the right to include their shares in resale registration statements that we will be obligated to file on their behalf.

CUSTOMER, SUPPLIER, AND EMPLOYEE UNCERTAINTY RELATED TO THE MERGER COULD HARM THE COMBINED COMPANY.

Intuitive Surgical and Computer Motion customers and suppliers may, in response to the announcement or completion of the merger, delay purchasing or supply decisions or otherwise alter existing relationships with Intuitive Surgical or Computer Motion. These decisions or other adverse changes in the business relationships of Intuitive Surgical and Computer Motion with their respective customers and suppliers could adversely affect the business of the combined company. Similarly, current and prospective Computer Motion employees may experience uncertainty about their future as employees of the combined company until strategies with regard to Computer Motion are announced or executed. This may adversely affect Intuitive Surgical’s or Computer Motion’s ability to attract and retain, and may affect the performance during the transition period of, key management, sales, marketing and technical personnel.

THE CONVICTION OF ARTHUR ANDERSEN LLP ON OBSTRUCTION OF JUSTICE CHARGES MAY ADVERSELY AFFECT ARTHUR ANDERSEN’S ABILITY TO SATISFY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO COMPUTER MOTION AND MAY IMPEDE THE COMBINED COMPANY’S ACCESS TO CAPITAL MARKETS AFTER THE MERGER.

Arthur Andersen LLP audited Computer Motion’s financial statements for the years ended December 31, 2001 and December 31, 2000. On March 14, 2002, an indictment was unsealed charging Arthur Andersen with federal obstruction of justice arising from the government’s investigation of Enron Corp. On June 15, 2002, Arthur Andersen was convicted of these charges. The impact of this conviction on Arthur Andersen’s financial condition may adversely affect the ability of Arthur Andersen to satisfy any claims arising from its provision of auditing services to Computer Motion.

Should Intuitive Surgical seek to access the public capital markets after completion of the merger, SEC rules will require Intuitive Surgical to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC’s current rules would require Intuitive Surgical to present audited financial statements for one or more fiscal years audited by Arthur Andersen and use reasonable efforts to obtain its consent until the audited financial statements for the fiscal year ending December 31, 2004 become available. If prior to that time the SEC ceases accepting financial statements audited by Arthur Andersen, it is possible that the available audited financial statements for the years ended December 31, 2001 and December 31, 2000 audited by Arthur Andersen might not satisfy the SEC’s requirements. In that case, Intuitive Surgical would be unable to access the public capital markets unless an independent accounting firm were able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on the combined company’s business, profitability and growth prospects.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These “variable-rate” investments primarily included money market accounts. The average duration of all of our investments as of December 31, 2002 was approximately 1.4 years. At December 31, 2002, approximately 36% of our investment portfolio was composed of investments with original maturities of one year or less. The following table presents the amounts of our cash, cash equivalents and short-term investments that may be subject to interest rate risk and the weighted average interest rates by year of maturity ($ in thousands):

	AS OF DECEMBER 31, 2002

	WEIGHTED AVERAGE	FAIR
	INTEREST RATE	VALUE

Cash Equivalents Variable rate	1.51%	$8,600
Marketable securities Fixed rate (mature in 2004)	5.08%	$6,429
Fixed rate (mature in 2005)	6.04%	$16,766
Fixed rate (mature in 2006)	5.9%	$5,954
Fixed rate (mature in 2007)	5.25%	$4,082

Fluctuations in interest rates would also impact interest expense on future fixed rate notes payable for equipment financing contracts, should we elect to finance future equipment purchases. The following table summarizes installment notes outstanding as of December 31, 2002 and the associated interest rates by year of maturity ($ in thousands):

		Weighted
Final	Outstanding	Average
Installment	December 31, 2002	Rate

2003	$42	5.4%
2004	1,475	8.7%
2005	1,832	7.2%

	$3,349	7.8%
Less current portion	1,511

Long-term portion	$1,838

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

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors currently consists of seven members, divided into three classes. The names of the directors and executive officers, their ages as of February 28, 2003 and certain other information about them are set forth below:

			DIRECTOR
NAME OF NOMINEE OR DIRECTOR	AGE	PRINCIPAL OCCUPATION	SINCE

Scott S. Halsted(1)	43	General Partner, Morgan Stanley Dean Witter Venture Partners	1997
Russell C. Hirsch, M.D., Ph.D.(2)	40	Managing Partner, Prospect Venture Partners	1995
Richard J. Kramer(1)	60	President, R.J. Kramer Associates	2000
James A. Lawrence(1)	50	Executive Vice President and Chief Financial Officer of General Mills, Inc.	2000
Alan J. Levy, Ph.D.(2)	65	President and Chief Executive Officer of Vertis Neuroscience, Inc.	2000
Frederic H. Moll, M.D.	51	Vice President and Medical Director of the Company	1995
Lonnie M. Smith	58	President and Chief Executive Officer of the Company	1996
Susan K. Barnes	49	Senior Vice President, Chief Financial Officer and Assistant Secretary
Gary S. Guthart, Ph.D.	37	Senior Vice President, Product Operations
Jerome J. McNamara	45	Senior Vice President, Worldwide Sales

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

FREDERIC H. MOLL, M.D. is a co-founder of Intuitive Surgical and has served as Vice President, Medical Director and as a member of our Board of Directors since our inception. In 1989, Dr. Moll co-founded Origin Medsystems, Inc., a medical device company and served as Medical Director through 1995. Origin was acquired by Eli Lilly & Company in 1992 and is now a wholly-owned subsidiary of Tyco Health Care. In 1984, Dr. Moll founded Endotherapeutics, Inc., a medical device company, which was acquired by United States Surgical Corporation in 1992. Dr. Moll received a B.A. from the University of California, Berkeley, an M.S. in Management from Stanford University’s Sloan Program and an M.D. from the University of Washington.

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

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION

				SECURITIES
				UNDERLYING
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OPTIONS

Lonnie M. Smith	2002	$354,000	$22,500	125,000
President and	2001	350,000	—	150,000
Chief Executive Officer	2000	325,000	—	—

Susan K. Barnes	2002	$225,833	$15,000	100,000
Senior Vice President and	2001	220,000	37,989	100,000

	ANNUAL COMPENSATION

				SECURITIES
				UNDERLYING
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OPTIONS

Chief Financial Officer	2000	202,500	36,000	5,000

Frederic H. Moll, M.D.	2002	$168,000	$—	50,000
Vice President and	2001	210,000	—	85,000
Medical Director	2000	205,000	—	—

Jerome J. McNamara	2002	$239,750	$136,000	75,000
Senior Vice President, Worldwide Sales	2001	190,000	96,661	60,000
	2000	162,500	13,000	5,000

Gary S. Guthart, Ph.D.	2002	$225,417	$15,000	75,000
Senior Vice President, Product Operations	2001	190,000	36,278	75,000
	2000	170,000	18,500	10,000

DIRECTOR COMPENSATION

Directors currently receive no cash compensation from us for their services as members of the board or for attendance at committee meetings. Directors may be reimbursed for expenses in connection with attendance at board of directors and committee meetings.

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan to provide for the automatic grant of options to purchase shares of common stock to our non-employee directors who are not employees of Intuitive Surgical or any affiliate of Intuitive Surgical. Any non-employee directors elected after the closing of the initial public offering receive an initial option to purchase 20,000 shares of common stock. In connection with our annual stockholder meeting in 2002, all non-employee directors received an option to purchase 5,000 shares of common stock.

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

The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by:

•	Multiplying the number of shares of common stock subject to a given option by the fair market value at the date of grant;

•	Assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the options; and

•	Subtracting from that result the aggregate option exercise price.

The shares listed in the following table under “Number of Securities Underlying Options Granted” are subject to vesting. Upon completion of six months of service from the vesting start date, 12.5% of the option shares vest and the balance vest in a series of equal monthly installments over the next 42 months of service. The option has a ten-year term, subject to earlier termination if the optionee’s service with us ceases. Percentages shown under “Percentage of Total Options Granted to Employees in Fiscal Year 2002” are based on an aggregate of 1,976,000 options granted to employees of Intuitive Surgical under our stock option plans during the fiscal year ended December 31, 2002.

	INDIVIDUAL GRANTS

		PERCENTAGE
		OF TOTAL
	NUMBER OF	OPTIONS			POTENTIAL REALIZABLE VALUE AT
	SECURITIES	GRANTED TO	EXERCISE		ASSUMED ANNUAL RATES OF STOCK
	UNDERLYING	EMPLOYEES	PRICE		PRICE APPRECIATION FOR OPTION TERM
	OPTIONS	IN FISCAL	PER	EXPIRATION
NAME	GRANTED	YEAR 2002	SHARE	DATE	5%	10%

Lonnie M. Smith	125,000	6.3%	$9.25	02/01/12	$727,159	$1,842,765
Susan K. Barnes	75,000	3.8%	9.25	02/01/12	436,296	1,105,659
	25,000	1.3%	9.25	03/14/12	145,432	368,553
Frederic H. Moll, M.D.	50,000	2.5%	9.25	02/01/12	290,864	737,106
Jerome J. McNamara	50,000	2.5%	9.25	02/01/12	290,864	737,106
	25,000	1.3%	9.84	03/25/12	154,780	392,061
Gary S. Guthart, Ph.D.	75,000	3.8%	9.25	02/01/12	436,296	1,105,659

FISCAL YEAR-END OPTION VALUES

The following table sets forth the number and value of securities underlying unexercised options that are held by each of the individuals listed in the Summary Compensation Table as of December 31, 2002. Amounts shown under the column “Value of Unexercised In-The-Money Options at December 31, 2002” are based on the fair market price of $6.16 on that date, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares. Our stock option plans allow for the early exercise of options granted to employees. All options exercised early are subject to repurchase by us at the original exercise price, upon the optionee’s cessation of service prior to the vesting of the shares.

	NUMBER OF SECURITIES		VALUE OF UNEXERCISED
	UNDERLYING UNEXERCISED		IN-THE-MONEY OPTIONS AT
	OPTIONS AT DECEMBER 31, 2002		DECEMBER 31, 2002

NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Lonnie M. Smith	97,914	177,086	$—	$—
Susan K. Barnes	93,123	131,878	82,101	3,987
Frederic H. Moll, M.D.	51,143	83,857	—	—
Jerome J. McNamara	78,851	91,149	110,600	—
Gary S. Guthart, Ph.D.	117,061	98,439	236,980	—

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2002, the compensation committee consisted of Russell C. Hirsch, M.D., Ph.D. and Alan J. Levy, Ph.D., neither of whom is a present or former officer or employee of Intuitive Surgical, Inc. In addition, during 2002, none of our officers had an “interlock” relationship, as that term is defined by the SEC, to report.

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

	6/12/00	12/00	12/01	12/02

Intuitive Surgical, Inc.	100	94	111	68
NASDAQ Composite	100	66	52	35
S&P Healthcare Index	100	122	106	85

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

	NUMBER OF SHARES	PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	BENEFICIALLY OWNED (1)	OWNERSHIP (1)

5% STOCKHOLDERS
Bear Stearns Asset Management, Inc. (2)	3,241,000	8.8%
383 Madison Avenue, 29th Floor New York, NY 10179
Investor (Guernsey) Limited	2,529,545	6.9%
National Westminster House Le Truchot, St. Peter Port Guernsey, Channel Islands, GY1 4PW
PatMarK Company, Inc.	2,287,500	6.2%
Suite 530 300 Delaware Ave Wilmington, DE 19801
Merrill Lynch & Co., Inc. (3)	1,952,786	5.3%
(on behalf of Merrill Lynch Investment Managers (“MLIM”)) World Financial Center, North Tower New York, NY 10381
Allan G. Lozier	1,948,386	5.3%
6336 Pershing Dr Omaha, NE 68110
DIRECTORS AND CORPORATE OFFICERS
Frederic H. Moll, M.D. (4)	1,413,716	3.8%
Lonnie M. Smith (5)	1,123,961	3.0

	NUMBER OF SHARES	PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	BENEFICIALLY OWNED (1)	OWNERSHIP (1)

Susan K. Barnes (6)	316,380	*
Gary Guthart, Ph.D (7)	164,421	*
Russell C. Hirsch, M.D., Ph.D (8)	108,738	*
Scott S. Halsted (9)	99,328	*
Jerome J. McNamara (10)	91,353	*
Alan J. Levy, Ph.D. (11)	30,869	*
James A. Lawrence (12)	30,000	*
Richard J. Kramer (13)	24,000	*
All Named Executive Officers and Directors as a group	3,402,766	9.2%
(10 persons)

*	Represents less than 1% of the issued and outstanding shares

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of February 28, 2003, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 950 Kifer Road, Sunnyvale, California 94086.

(2)	As of December 31, 2002, Bear Stearns Asset Management Inc. reported that it beneficially owned 3,241,000 shares of the Company’s common stock of which it held the sole power to vote or direct the vote of all such shares. The S&P Stars Portfolio has the right to receive and the power to direct the receipt of dividends from and the proceeds for the sale of greater than 5% of the common stock of Intuitive Surgical, Inc. The number of shares beneficially owned is based solely on a joint Schedule 13G filed with the Securities and Exchange Commission on January 27, 2003.

(3)	As of December 31, 2002, Merrill Lynch & Co., Inc. on behalf of Merrill Lynch Investment Managers (“MLIM”) reported that it beneficially owned 1,952,786 shares of the Company’s common stock of which it held shared power to vote or direct the vote of all such shares. The number of shares beneficially owned is based solely on a joint Schedule 13G filed with the Securities and Exchange Commission on January 8, 2003.

(4)	Includes 64,163 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(5)	Includes 123,961 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(6)	Includes 111,874 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(7)	Includes 131,124 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(8)	Includes 28,887 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(9)	Includes 54,701 shares held by Morgan Stanley Venture Partners III, L.P., 5,252 shares held by Morgan Stanley Venture Investors III, L.P., and 28,887 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(10)	Includes 91,353 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(11)	Includes 30,000 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(12)	Includes 10,000 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

(13)	Includes 24,000 shares issuable pursuant to options exercisable within 60 days of February 28, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information as of December 31, 2002 for all of our equity compensation plans, including our 2000 Equity

Incentive Plan, our 2000 Employee Stock Purchase Plan, and our 2000 Non-Employee Directors’ Stock Option Plan. All of the equity compensation plans of the company have been approved by security holders.

NUMBER OF
SECURITIES
REMAINING
AVAILABLE
FOR FUTURE
WARRANTS
	NUMBER OF	WEIGHTED	ISSUANCE
	SECURITIES TO	-AVERAGE	UNDER EQUITY
	BE ISSUED UPON	EXERCISE	COMPENSATION
	EXERCISE OF	PRICE OF	PLANS
	OUTSTANDING	OUTSTANDING	(EXCLUDING
	OPTIONS,	OPTIONS,	SECURITIES
	WARRANTS	WARRANTS	REFLECTED
	AND RIGHTS	AND RIGHTS	IN COLUMN (A))
PLAN CATEGORY	(A)	(B)	(C)

Equity compensation plans approved by security holders	4,904,160 (1)	$7.24	7,109,891 (2)
Equity compensation plans not approved by security holders	—	$—	—
Total	4,904,160	$7.24	7,109,891

(1)	Includes (i) 4,814,160 shares of common stock issuable upon exercise of options granted under our 2000 Equity Incentive Plan, of which 2,194,494 shares were exercisable as of December 31, 2002, and (ii) 90,000 shares of common stock under our 2000 Non-Employee Directors’ Stock Option Plan, of which 72,912 shares were exercisable as of December 31, 2002.

(2)	Includes (i) 5,744,842 shares of common stock available for issuance under our 2000 Equity Incentive Plan, (ii) 938,437shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan, and (iii) 426,612 shares of common stock under our 2000 Non-Employee Directors’ Stock Option Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

ITEM 14: DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K

(1) Financial Statements — See Index to Consolidated Financial Statements on page F-1 of this Report on Form 10-K.

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

(3) Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (C) of this Item 15.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended December 31, 2002.

(c) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

2.1(3)	Agreement and plan of merger by and among Intuitive Surgical, Inc., Iron Acquisition Corporation and Computer Motion, Inc., dated as of March 7, 2003.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.(1)

3.3(1)	Bylaws of Registrant.

4.2(1)	Specimen Stock Certificate.

4.3(1)	Warrant to Purchase Shares of Common Stock, dated April 26, 2000.

10.1(1)	Form of Indemnity Agreement.

10.2(1)	2000 Equity Incentive Plan.

10.3(1)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.

10.6(1)	Equipment Financing Agreement (No. 10809), dated April 2, 1997, between the Registrant and Lease Management Services, Inc., and related addendums.

10.7(1)	Security Agreement, dated May 20, 1999, between the Registrant and Heller Financial Leasing, Inc., and related amendments.

10.8(1)	License Agreement, dated December 20, 1995, between the Registrant and SRI International.

10.9(1)	License Agreement, dated December 29, 1997, between the Registrant and International Business Machines Corporation.

10.10(1)	License Agreement, dated April 1, 1999, between the Registrant and Massachusetts Institute of Technology.

10.11(1)	Lease, dated September 9, 1996, between the Registrant and Zappettini Investment Co.

10.12(1)	Lease, dated February 5, 1997, between the Registrant and Zappettini Investment Co.

10.13(1)	Employment Agreement, dated February 28, 1997, between the Registrant and Lonnie M. Smith.

10.14(2)	Lease, dated July 16, 2001, between the Registrant and RNM Technology Drive, L.P.

23.1(4)	Consent of Ernst & Young LLP, Independent Auditors.

24.1(4)	Power of Attorney (set forth on signature page).

99.1(4)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(4)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (333-33016)

(2)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(3)	Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K dated March 7, 2003.

(4)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/s/ LONNIE M. SMITH

Lonnie M. Smith President and Chief Executive Officer

May 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LONNIE M. SMITH Lonnie M. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2003

/s/ SUSAN K. BARNES Susan K. Barnes	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	May 9, 2003

/s/ SCOTT S. HALSTED Scott S. Halsted	Director	May 9, 2003

/s/ RUSSELL C. HIRSCH, M.D., PH.D. Russell C. Hirsch, M.D., Ph.D.	Director	May 9, 2003

/s/ RICHARD J. KRAMER Richard J. Kramer	Director	May 9, 2003

/s/ JAMES A. LAWRENCE James A. Lawrence	Director	May 9, 2003

Alan J. Levy, Ph.D.	Director

/s/ FREDERIC H. MOLL, M.D. Frederic H. Moll, M.D.	Vice President, Medical Director and Director	May 9, 2003

CERTIFICATIONS

I, Lonnie M. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Intuitive Surgical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lonnie M. Smith

Lonnie M. Smith

Chief Executive Officer

May 9, 2003

I, Susan K. Barnes, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Intuitive Surgical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Susan K. Barnes

Susan K. Barnes Chief Financial Officer

May 9, 2003

INTUITIVE SURGICAL, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     /s/ Ernst & Young LLP

Palo Alto, California
January 31, 2003
Except for Note 1, as to which the date is
May 5, 2003

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$17,607	$10,487
Short-term investments	33,232	56,174
Accounts receivable, net of allowance for doubtful accounts of $806 and $446 at December 31, 2002 and 2001, respectively	16,887	13,248
Inventory	8,738	6,182
Prepaid and other assets	2,161	3,128

Total current assets	78,625	89,219
Property and equipment, net	10,388	7,834
Intangible and other assets	2,568	3,308

Total assets	$91,581	$100,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,282	$8,300
Accrued compensation and employee benefits	4,666	2,537
Warranty accrual	2,269	1,831
Accrued royalty expense	—	1,000
Other accrued liabilities	3,497	2,128
Deferred revenue	4,838	3,870
Current portion of notes payable	1,511	1,631

Total current liabilities	26,063	21,297
Long-term notes payable	1,838	771
Commitments	—	—
Stockholders’ equity:
Common stock, 200,000,000 shares authorized, $0.001 par value, 36,715,026 and 36,223,640 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	36	36
Additional paid-in capital	191,020	188,962
Deferred compensation	(223)	(886)
Accumulated deficit	(128,791)	(110,370)
Accumulated other comprehensive income	1,638	551

Total stockholders’ equity	63,680	78,293

Total liabilities and stockholders’ equity	$91,581	$100,361

See accompanying notes.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Sales	$72,022	$51,673	$26,624
Cost of sales	34,584	28,218	18,031

Gross profit	37,438	23,455	8,593
Operating costs and expenses:
Selling, general and administrative	40,864	29,987	19,136
Research and development	16,793	13,851	11,734

Total operating costs and expenses	57,657	43,838	30,870

Loss from operations	(20,219)	(20,383)	(22,277)
Interest income	2,040	3,909	4,266
Interest expense	(199)	(268)	(404)
Other income(expense)	(43)	42	(108)

Net loss	$(18,421)	$(16,700)	$(18,523)

Basic and diluted net loss per common share	$(0.51)	$(0.47)	$(0.78)

Shares used in computing basic and Diluted net loss per common share	36,458	35,815	23,796

See accompanying notes.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

					ADDITIONAL
	PREFERRED	STOCK	COMMON S	STOCK	PAID-IN
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL

Balances at December 31, 1999	19,134,375	$19	6,681,848	$7	$98,508

Issuance of Series F convertible preferred stock, net of issuance costs of $603	3,678,798	4	—	—	34,752
Conversion of preferred stock to common stock upon closing of IPO	(22,813,173)		(23)22,813,173	23	—
Issuance of common stock upon closing of IPO, net of issuance costs of $4,972	—	—	5,750,000	6	46,778
Issuance of common stock upon exercise of options and warrants	—	—	467,770	—	912
Repurchase of common stock	—	—	(36,969)	—	(20)
Fair market value of warrants granted	—	—	—	—	1,720
Deferred compensation	—	—	—	—	4,063
Amortization of deferred compensation	—	—	—	—	—
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—
Change in unrealized gain (loss) on foreign exchange contracts	—	—	—	—	—
Net loss	—	—	—	—	—

Comprehensive loss

Balances at December 31, 2000	—	—	35,675,822	36	186,713
Issuance of common stock upon exercise of options and warrants	—	—	569,989	—	2,314
Repurchase of common stock	—	—	(22,171)	—	(65)
Amortization of deferred compensation	—	—	—	—	—
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—
Change in unrealized gain (loss) on foreign exchange contracts	—	—	—	—	—
Change in foreign currency translation adjustments	—	—	—	—	—
Net loss	—	—	—	—	—

Comprehensive loss

Balances at December 31, 2001	—	—	36,223,640	36	188,962
Issuance of common stock	—	—	491,807	—	2,060
Repurchase of common stock	—	—	(421)	—	(2)
Amortization of deferred compensation	—	—	—	—	—
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—
Change in foreign currency translation adjustments	—	—	—	—	—
Net loss	—	—	—	—	—

Comprehensive loss

Balances at December 31, 2002	—	$—	36,715,026	$36	$191,020

[Additional columns below]

[Continued from above table, first column(s) repeated]

			ACCUMULATED
			OTHER
			COMPREHENSIVE
	DEFERRED	ACCUMULATED	INCOME
	COMPENSATION	DEFICIT	(LOSS)	TOTAL

Balances at December 31, 1999	$(943)	$(75,147)	$(233)	$22,211

Issuance of Series F convertible preferred stock, net of issuance costs of $603	—	—	—	34,756
Conversion of preferred stock to common stock upon closing of IPO	—	—	—	—
Issuance of common stock upon closing of IPO, net of issuance costs of $4,972	—	—	—	46,784
Issuance of common stock upon exercise of options and warrants	—	—	—	912
Repurchase of common stock	—	—	—	(20)
Fair market value of warrants granted	—	—	—	1,720
Deferred compensation	(4,063)	—	—	—
Amortization of deferred compensation	2,523	—	—	2,523
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	300	300
Change in unrealized gain (loss) on foreign exchange contracts	—	—	67	67
Net loss	—	(18,523)	—	(18,523)

Comprehensive loss				(18,156)

Balances at December 31, 2000	(2,483)	(93,670)	134	90,730
Issuance of common stock upon exercise of options and warrants	—	—	—	2,314
Repurchase of common stock	—	—	—	(65)
Amortization of deferred compensation	1,597	—	—	1,597
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	560	560
Change in unrealized gain (loss) on foreign exchange contracts	—	—	(67)	(67)
Change in foreign currency translation adjustments	—	—	(76)	(76)
Net loss	—	(16,700)	—	(16,700)

Comprehensive loss				(16,283)

Balances at December 31, 2001	(886)	(110,370)	551	78,293
Issuance of common stock	—	—	—	2,060
Repurchase of common stock	—	—	—	(2)
Amortization of deferred compensation	663	—	—	663
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	996	996
Change in foreign currency translation adjustments	—	—	91	91
Net loss	—	(18,421)	—	(18,421)

Comprehensive loss				(17,334)

Balances at December 31, 2002	$(223)	$(128,791)	$1,638	$63,680

See accompanying notes.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(18,421)	$(16,700)	$(18,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,106	2,337	1,595
Gain(loss) on sales of fixed assets	66	(11)	—
Amortization of deferred compensation	663	1,597	2,573
Amortization of intangible and other assets	780	778	584
Changes in operating assets and liabilities:
Accounts receivable	(3,639)	(6,804)	(4,400)
Prepaid and other assets	967	(1,423)	(1,124)
Inventory	(2,556)	(106)	(3,215)
Accounts payable	982	1,172	4,406
Accrued compensation and employee benefits	2,129	(72)	1,284
Warranty accrual	438	337	682
Other accrued liabilities	1,369	100	912
Accrued royalty expense	(1,000)	—	1,000
Deferred revenue	968	318	1,422

Net cash used in operating activities	(14,148)	(18,477)	(12,804)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,788)	(5,527)	(3,555)
Disposition of property and equipment	62	36	—
Acquisition of patents	(40)	—	(3,000)
Purchase of short-term investments	(14,525)	(59,910)	(70,096)
Proceeds from sales of short-term investments	21,216	35,990	6,900
Proceeds from maturities of short-term Investments	17,247	35,023	18,933

Net cash provided by (used in) investing Activities	18,172	5,612	(50,818)

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net	—	—	34,756
Proceeds from issuance of common stock, net	2,060	2,314	47,696
Repurchase of common stock	(2)	(65)	(20)
Proceeds from notes payable	2,912	550	1,500
Repayment of notes payable	(1,965)	(2,028)	(1,759)

Net cash provided by financing activities	3,005	771	82,173

Effect of exchange rates on cash and cash equivalents	91	(76)	—
Net increase (decrease) in cash and cash Equivalents	7,120	(12,170)	18,551
Cash and cash equivalents, beginning of year	10,487	22,657	4,106

Cash and cash equivalents, end of year	$17,607	$10,487	$22,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$199	$268	$404

Issuance of warrants for license and services	$—	$—	$1,720

INTUITIVE SURGICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Intuitive Surgical, Inc. (the “Company”) designs, manufactures, and markets the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The company began selling the da Vinci Surgical System in 1999 and has placed 149 total systems worldwide as of December 31, 2002.

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

SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale and therefore carried at fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, all investments are classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

FOREIGN CURRENCY TRANSLATION

The functional currency of each foreign subsidiary is its local currency. Foreign assets and liabilities are translated into U.S. dollars at year-end exchange rates when appropriate, while components of the income statement are translated using average exchange rates in effect throughout the year. Gains and losses arising from foreign currency transactions are included in the consolidated statement of operations. Translation adjustments of balance sheet items are included as a component of stockholders’ equity.

CONCENTRATIONS OF RISK

Financial instruments which subject the Company to potential risk consists of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company’s investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the year ended December 31, 2002, no customer accounted for more than 10% of total sales. For the year ended December 31, 2001, one customer accounted for 15% of total sales. For the year ended December 31, 2000, no customer accounted for more than 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company’s da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company’s sales for the years ended December 31, 2002, 2001 and 2000. Purchases of key parts and components used to manufacture our products are from limited supply sources. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS No. 144 as of January 1, 2002, without a significant impact on its financial position or results of operations.

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

SOFTWARE DEVELOPMENT COSTS

The Company accounts for its software costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are included in research and development and are generally expensed as incurred. The time periods involved and costs incurred between achieving technological feasibility and the general availability of our software enhancements are insignificant. Production and distribution costs are also minimal. Accordingly, the Company has not capitalized any software development costs to date.

PRODUCT WARRANTY PROVISIONS

The Company’s standard policy is to warrant all shipped systems against defects in design, materials and workmanship by replacing failed parts during the first year of ownership. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. These costs are included in cost of goods sold at the time revenue is recognized. The warranty provision is reduced by material and labor costs used for replacement activities over the warranty period. A review of the obligations is performed regularly to determine the adequacy of the reserve. Based on the outcome of this review, revisions to the estimated warranty liability are recorded as appropriate.

The following table reconciles the changes to the product warranty liability for the periods indicated (in thousands):

	BALANCE AT			BALANCE AT
	BEGINNING	WARRANTY	WARRANTIES	END OF
	OF YEAR	USAGE	EXPENSED	YEAR

Year ended December 31, 2002	$1,831	$(1,631)	$2,069	$2,269

OTHER FINANCIAL INSTRUMENTS

On a limited basis, the Company uses forward foreign exchange contracts to reduce a portion of its exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. The Company has not designated any of its forward foreign exchange contracts for hedge accounting under FAS 133. The forward contracts, which have only nominal intrinsic value at the time of purchase, are denominated in the same foreign currency in which the sales are denominated. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized depending on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. During the years ended December 31, 2002 and 2001, the Company did not designate and qualify any forward contracts as part of a hedging relationship. Accordingly, changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings. All derivative instruments are recorded as either current assets or accrued liabilities in the balance sheet at fair value.

The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments. At December 31, 2002, the Company had no outstanding derivative instruments.

RESEARCH AND DEVELOPMENT

Research and development costs, which include clinical and regulatory costs, are expensed to operations as incurred in accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.”

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

STOCK-BASED COMPENSATION

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No.123"(“SFAS 148”) as of December 31, 2002. In accordance with the provisions of SFAS 123 and 148, the Company applies the intrinsic value method prescribed by APB Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option grants to employees and directors with an exercise price equal to or in excess of the fair value of the shares at the date of grant. The Company accounts for stock awards granted to non-employees in accordance with SFAS 123 and related interpretations. Additional information regarding stock-based compensation is included in Note 9, Stockholders’ Equity. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	RESTATED
	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Net loss, as reported	$(18,421)	$(16,700)	$(18,523)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effect	663	1,597	2,523

	RESTATED
	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(7,197)	$(5,144)	$(2,800)

Pro forma net loss	$(24,955)	$(20,247)	$(18,800)

Earnings per share:
Basic and diluted — as reported	$(0.51)	$(0.47)	$(0.78)
Basic and diluted — pro forma	$(0.68)	$(0.57)	$(0.79)

The pro forma net loss and basic and diluted pro forma earnings per share information for the year ended December 31, 2002 in the table above have been restated to reflect the correction of a clerical error.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

In certain cases, revenue from direct system sales is generated from multiple element arrangements which require judgment in the areas of customer acceptance, training, installation and collectibility. The Company accounts for multiple element arrangements in accordance with the provisions of SAB 101. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based upon an estimate made by management. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is recognized as the Company’s estimate of the fair value of the delivered element. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of installation services upon the completion of installation.

The Company’s distributors do not have price protection rights. One of the Company’s distributors has a right of return under limited circumstances. Such rights are accounted for under the provisions of SFAS No. 48. To date, the Company has not had any system sales returns.

Revenue from sales of instruments and accessories is recognized upon shipment. Revenue related to future commitments under service contracts is deferred and recognized ratably over the service period. All costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in costs of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

The Company’s da Vinci Surgical System contains a software component. The Company believes that the software element in the Company’s da Vinci Surgical System is an incidental part of the system. The software element within the Company’s product is not sold or marketed separately to customers and the software does not operate independently of the surgical system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to the surgical system as a whole and the software revenue guidance provided in SOP 97-2 is not applicable to the Company’s revenues.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2002, 2001, and 2000, were $1.3 million, $1.5 million and $1.1 million, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are incurred by the Company and are recorded as cost of goods sold in the income statement.

SEGMENT DISCLOSURES

The Company operates in one segment, the development and marketing of products designed to provide the flexibility of open surgery while operating through ports. For the year ended December 31, 2002, U.S. and international sales accounted for 83% and 17% of total sales, respectively. For the year ended December 31, 2001, U.S. and international sales accounted for 69% and 31% of total sales, respectively. For the year ended December 31, 2000, U.S. and international sales accounted for 68% and 32% of total sales, respectively. Sales in the U.S. included sales to the Company’s Japanese distributor’s U.S. subsidiary, which represented 1%, 3%, and 4% of total sales for the years ended December 31, 2002, 2001, and 2000, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 141, “Business Combinations” and Statement of Financial Accounting Standards, or SFAS 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. Under SFAS 142 goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the new standards. Other intangible assets will continue to be amortized over their respective useful lives. The Company adopted SFAS 141 and SFAS 142 as of January 1, 2002. The adoption of SFAS 141 and SFAS 142 has not had a significant impact on our financial position or results of operations. We will apply the provisions of SFAS 141 and 142 to the acquisition of Computer Motion when the merger is completed.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS No. 144 as of January 1, 2002, without a significant impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will apply SFAS 146 prospectively to activities initiated after December 31, 2002.

In June 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123 “, effective for the fiscal years beginning after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to follow the intrinsic value method prescribed by APB 25 in accounting for stock options, recognizing no compensation expense for options granted at or above market price. The company expects to begin interim reporting requirements for stock based compensation in 2003. The Company adopted the provisions of SFAS 148 effective for the fiscal year ended December 31, 2002 and has complied with the amended disclosure requirements.

In November 2002, the FASB issued Interpretation No. 45,or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect that the adoption of FIN 46 will have a significant impact on its financial position or results of operations.

In October 2002, the Emerging Issues Task Force reached consensus on issue 00-21, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The principles and application guidance of EITF 00-21 should be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not completed it’s evaluation of the impact of the adoption of EITF 00-21 on its results of operations or financial position.

2. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands):

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Numerator used for basic and diluted net loss per common share	$(18,421)	$(16,700)	$(18,523)

Denominator used for basic and diluted net loss per common share:
Weighted-average shares outstanding	36,483	35,991	24,686
Less weighted-average shares subject to repurchase	(25)	(176)	(890)

Weighted-average shares used in computing basic and diluted net loss per common share	36,458	35,815	23,796

Basic and diluted net loss per common share$	(0.51)	$(0.47)	(0.78)

Potentially dilutive securities excluded from diluted net loss per share computation because they are anti-dilutive	4,925	3,432	2,381

3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes available-for-sale securities included in cash and cash equivalents and short-term investments as of the respective dates (in thousands):

	DECEMBER 31, 2002				DECEMBER 31, 2001

		UNREALIZED				UNREALIZED

	AMORTIZED			FAIR	AMORTIZED			FAIR
	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

U.S. corporate debt	$20,534	$1,421	$—	$21,955	$34,894	$562	$(6)	$35,450
U.S. government debt	11,075	202	—	11,277	9,553	76	(5)	9,624
Municipal debt	4,350	—	—	4,350	5,500	—	—	5,500
Commercial paper	4,250	—	—	4,250	—	—	—	—
Other debt securities	—	—	—	—	5,600	—	—	5,600

	$40,209	$1,623	$—	$41,832	$55,547	$638	$(11)	$56,174

Reported as:
Cash equivalents	$8,600	$—	$—	$8,600	$—	$—	$—	$—
Short-term investments	31,609	1,623	—	33,232	55,547	638	(11)	56,174

	$40,209	$1,623	$—	$41,832	$55,547	$638	$(11)	$56,174

The Company views its available-for-sale portfolio as available for use in its current operations. The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2002, by maturity date:

	2002

	AMORTIZED	FAIR
	COST	VALUE

Mature in less than 1 year	$11,608	$11,612
Mature in one to five years	28,601	30,220

Total	$40,209	$41,832

Realized gains on available-for-sale securities were $39,000, $59,000, and $112,000 for the years ended December 31, 2002, 2001, and 2000, respectively. There were no realized losses on available-for-sale securities for the years ended December 31, 2002, 2001, and 2000.

4. INVENTORIES

Inventories consist of the following (in thousands):

	DECEMBER 31,

	2002	2001

Raw materials	$3,420	$3,577
Work-in-process	780	1,330
Finished goods	4,538	1,275

Total	$8,738	$6,182

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	DECEMBER 31,

	2002	2001

Computer equipment	$3,745	$3,569
Laboratory and manufacturing equipment	6,520	4,158
Office furniture and equipment	1,265	1,046
Leasehold improvements	2,562	2,532
Software	4,810	3,896

	18,902	15,201
Less accumulated depreciation and amortization	(8,514)	(7,367)

Property and equipment, net	$10,388	$7,834

6. EMPLOYEE BENEFIT PLAN

Effective May 1, 1996, the Company established a defined contribution retirement plan (the “Plan”). All U.S. employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation may be made by employees to the Plan through salary withholdings. Employer contributions are made solely at the Company’s discretion. No employer contributions were made to the Plan for the years ended December 31, 2002, 2001, and 2000.

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

Future minimum lease commitments under the Company’s operating lease as of December 31, 2002 are as follows and include an annual rent increase of 3% (in thousands):

2003	$1,881
2004	2,681
2005	2,761
2006	2,844
2007	976
Thereafter	—

Total	$11,143

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

On May 10, 2000, Computer Motion filed a lawsuit in United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108 in willful disregard of Computer Motion’s patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and added U.S. Patent Number 6,102,850 to the litigation. Computer Motion subsequently added U.S. Patent No. 6,244,809 to the litigation, alleging that we also infringe that tenth patent. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. Of those ten patents, three are no longer part of the suit. After Computer Motion lost all of its rights to its 5,855,583 and 5,878,193 patents as a result of the Company’s successful Patent Office interference proceedings (which Computer Motion has sought to challenge by separate district court appeal), Computer Motion voluntarily dismissed those patents from suit. In addition, in November 2002, the Court granted the Company’s motion for summary judgment of noninfringement of the 6,102,850 patent. In February 2003, the Court denied the Company’s motion for summary judgment of noninfringement of the 6,244,809 patent and granted Computer Motion’s cross-motion for partial summary judgment of literal infringement of one claim of that patent. The Company subsequently requested that the Court reconsider that decision because of perceived flaws in the Court’s approach to the issue of infringement on summary judgment. Regardless of what happens on reconsideration, the Company will continue to defend the 809 patent on invalidity, based on the earlier robotic surgery work of SRI and others. The Company still has pending motions for summary judgment of noninfringement on two more of Computer Motion’s seven remaining patents-in-suit, numbers 5,907,664 and 6,001,108. At the Court’s request, the Company will not file further motions for summary judgment until the remaining pending motions are decided. In late January 2003, after close of fact discovery, Computer Motion asserted between 26 and 35 new claims of its seven remaining patents-in-suit and new theories of infringement. The Company has moved to strike those new assertions as inappropriate at this late stage. Trial had been calendared for April 29, 2003.

The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of the Company’s products and processes, and seeks to enjoin our continued activities relating to these products. In the event the stay is lifted, this action will subject the Company to potential liability for damages, including treble damages, and could require the Company to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While the Company continues to believe it has multiple meritorious defenses to each patent asserted in this action, in the event that the stay is lifted the Company cannot assure you that it ultimately will prevail on any issue in the litigation or that it will be able to successfully defend Computer Motion’s charges, nor can the Company provide assurance that any license required would be made available on commercially acceptable terms, if at all. Failure to successfully defend against the Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

On December 7 and 8, 2000, the U.S. Patent Office formally declared three interference proceedings between a single SRI patent application licensed to the Company and three of Computer Motion’s patents: Nos. 5,855,583, 5,878,193, and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. The Patent Office entered final judgment in each interference proceeding. In the interference involving the 5,878,193 patent, the PTO entered final judgment in the Company’s favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image-based control of robotic surgical instruments is prior art to all of Computer Motion’s remaining patents, that the Company is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the three claims of the 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO again entered final judgment in the Company’s favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion’s remaining patents, that Intuitive is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the 15 claims of the 5,855,583 patent. In the interference involving the 5,907,664 patent, the PTO entered final judgment against us, deciding that the Company’s patent claim is unpatentable for noncompliance with the “written description” requirement of Title 35 of the U.S. Code. The PTO declined to decide our motion challenging the validity of certain claims of the ‘664 patent, leaving that issue in question. This 5,907,664 patent was the subject of our first motion for summary judgment of noninfringement mentioned in the previous paragraph, which motion still has not been decided. In July 2002, Computer Motion filed suit against us in the U.S. District Court for the Central District of California to challenge the PTO’s two interference judgments in our favor. That suit is pending.

In September 2000, the Company filed a Notice of Opposition in the European Patent Office (“EPO”) challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, the Company cited numerous prior art references not cited to the EPO during the ‘922 patent’s original prosecution. An initial ruling in March 2002 indicated that the EPO was not then inclined to alter the `922 patent in any way. However, during a hearing held in Germany on July 2, 2002, the EPO sanctioned Computer Motion for its “abuse” of the opposition process. As a result of Computer Motion’s actions, the preliminary EPO decision is mooted, both sides will now provide further written briefing and evidence on the substantive issues, and another hearing is anticipated for sometime later in 2003.

On March 30, 2001, the Company and International Business Machines Corporation (“IBM”) jointly filed suit against Computer Motion in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The complaint also impacted the HERMES product to the extent it interfaced with either the AESOP or ZEUS. The `984 patent, which concerns various aspects of voice control of surgical instruments, issued to IBM in early March 2001 and is exclusively licensed to the Company. The `984 patent predates by several years Computer Motion’s development of voice-controlled surgical robots. Trial was held in August 2002. After evidence and argument was presented, the seven-member Delaware jury returned a unanimous verdict in the Company’s favor, finding that Computer Motion had failed to prove any claim of the `984 patent invalid and awarding us $4.4 million for damage caused by Computer Motion’s sales of its infringing AESOP and ZEUS products. In December 2002, the Court rejected Computer Motion’s final “prosecution laches” defense as inapplicable to the circumstances presented by the Company’s patent. The suit is in the post-trial briefing phase. Computer Motion has filed three motions seeking to set aside the jury’s verdict, to reduce the damages awarded, and for a new trial on one or more issues. Intuitive has filed its request for a permanent injunction against further infringing sales of Computer Motion’s AESOP and ZEUS products. In February 2003, the Court indicated that it would first address Computer Motion’s post-trial requests before deciding the Company’s request for a permanent injunction against Computer Motion.

On September 1, 2000, Brookhill-Wilk 1, LLC (“Wilk”) filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, the Company is infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk’s patent rights. These patents concern methods and devices for “remote” surgery. In March 2001, Wilk withdrew its assertion of the “015 patent against Intuitive, leaving only the ‘003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the `003 patent in the Company’s favor and dismissed Wilk’s complaint in its entirety. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. A decision on the substantive issue on appeal is expected sometime in the next year. The Company believes the appellate court will uphold the summary judgment of noninfringement. If the Company loses the appeal, the case will return for further proceedings in the District Court. The Company believes that it will prevail in Wilk’s suit and that it has multiple meritorious defenses to Wilk’s assertion of its ‘003 patent. However, litigation is unpredictable and we may not prevail with any of our defenses or on appeal. If the Company ultimately loses Wilk’s suit, however, it will hurt our competitive position, may be costly to us and may prevent the Company from selling its products. In addition, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk’s patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk’s patents unless we can redesign them so they do not infringe Wilk’s patents, which we may be unable to do. In addition, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position. The Company cannot accurately predict the ultimate outcome of the litigation with Brookhill-Wilk 1 LLC and, therefore, cannot estimate the range of possible loss.

In September 2002, the Company discovered that one of its employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of the company’s management. This matter was investigated by law enforcement authorities and company advisors. The Company has since terminated this employee and has taken actions intended to insure that no similar incidents can occur in the future, including by implementing additional controls relating to its cash disbursement process. In addition, the Company seeking to recover the loss. The Company has filed a claim with its insurance carrier and has filed suit against the sellers of the administrative supplies in December 2002. The complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the Unauthorized Purchase of Office Supplies, and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. The Company’s suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In January 2003, the company amended its complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5. The amended complaint reiterates the Company’s claim to recover actual and treble damages, costs and attorney fees. This suit is in its early stages and, as of March 21, 2003, none of the defendants have yet answered either complaint.

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

8. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	DECEMBER 31,

	2002	2001

Note payable, due in monthly installments through June 1, 2002 Interest rate of 9.0% at December 31, 2002	$—	$264
Note payable, due in monthly installments through June 1, 2002 Interest rate of 9.0% at December 31, 2002	—	264
Note payable, due in monthly installments through June 1, 2002 Interest rate of 9.9% at December 31, 2002	—	280
Note payable, due in monthly installments through October 1, 2002 Interest rate of 10.2% at December 31, 2002	—	154
Note payable, due in monthly installments through April 1, 2003 Interest rate of LIBOR plus 3.75% which is 5.43% at December 31, 2002	42	222
Note payable, due in monthly installments through January 1, 2004 Interest rate of 9.0% at December 31, 2002	393	723
Note payable, due in monthly installments through August 1, 2004 Interest rate of 8.5% at December 31, 2002	323	495
Note payable, due in monthly installments through April 1, 2005 Interest rate of 8.6% at December 31, 2002	759	—
Note payable, due in monthly installments through September 1, 2005 Interest rate of 7.3% at December 31, 2002	1,275	—
Note payable, due in monthly installments through November 30, 2005 Interest rate of 6.9% at December 31, 2002	557	—

	3,349	2,402
Less current portion	(1,511)	(1,631)

	$1,838	$771

Notes payable are collateralized by fixed assets specified under each agreement. Assets collateralized under these agreements total $4.7 million and $7.2 million at December 31, 2002 and 2001, respectively. Certain of the notes payable contain covenants pertaining to results of operations and certain other financial ratios. As of December 31, 2002, the Company is in compliance with all covenants. Principal maturities of notes payable at December 31, 2002 are as follows: 2003 — $1.51 million; 2004 — $1.16 million; and 2005 — $679,000. The weighted average borrowing rate was 7.8% as of December 31, 2002 and 8.7% as of December 31, 2001.

The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values as of December 31, 2002 and 2001.

9. STOCKHOLDERS’ EQUITY

CONVERTIBLE PREFERRED STOCK

During the first quarter of the year ended December 31, 2000, the Company issued 3,593,875 shares of Series F convertible preferred stock, upon exercise of warrants at a weighted-average exercise price of $9.84 per share, for net proceeds of $34.8 million.

Each share of Series A, B, C, D and E convertible preferred stock then outstanding was converted automatically upon the closing of the Company’s initial public offering on a one-for-one basis into 19,134,375 shares of common stock. Each share of Series F convertible preferred stock was converted on a 1.02363638 basis into 3,678,798 shares of common stock.

On June 13, 2000, as part of the initial public offering of the Company’s common stock, we issued 5,000,000 shares of its common stock at an offering price of $9.00 per share. On July 13, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at $9.00 per share. Cash proceeds from the sale of the 5,750,000 shares of common stock, net of underwriters’ discount and offering expenses, totaled approximately $46.8 million.

COMMON STOCK

The Company has reserved the following shares of common stock for the exercise of warrants and the issuance of options and rights granted under the Company’s stock option plans as follows:

	DECEMBER 31,

	2002	2001

Warrants	5,081	5,081
Stock option plans	12,014,051	10,230,024

	12,019,132	10,235,105

The Company has previously issued shares of common stock, which are subject to the Company’s right to repurchase at the original issuance price upon the occurrence of certain events as defined in the agreements relating to the sale of such stock. As of December 31, 2002, 2001, and 2000 shares subject to repurchase were 15,875, 34,561 and 409,612, respectively.

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

In April 2000, the Company entered into an agreement with Heartport, Inc. to exclusively license a number of Heartport’s patents in exchange for cash of $3.0 million and a warrant to purchase 200,000 shares of common stock at an exercise price of $3.00 per share. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: stock price on the date of grant of $9.90 per share, risk-free interest rate of 6.5%, contractual life of 5 years, volatility of 0.75 and no dividend yield, resulting in a value of $1.7 million. As a result of this agreement, the Company capitalized approximately $4.7 million as intangible and other assets, which will be amortized over the estimated useful life of the patents which is approximately six years. The warrant, which was fully vested and immediately exercisable was exercised by Heartport, Inc. in June 2001.

STOCK OPTION PLANS

In January 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Equity Incentive Plan (the “1996 Plan”) under which employees, consultants and directors may be granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”) to purchase shares of the company’s common stock. The 1996 Plan permits ISOs to be granted at an exercise price not less than the fair value on the date of grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 1996 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48 per month thereafter; however, options may be granted with different vesting terms as determined by the Board of Directors. A total of 4,840,000 shares of common stock have been authorized for issuance pursuant to the 1996 Plan as of December 31, 2002.

In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan, which took effect upon the closing of the Company’s initial public offering. The Company has reserved an additional 5,160,000 shares under this plan. This plan is an amendment and restatement of the 1996 Plan. Also in March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan and the 2000 Employee Stock Purchase Plan. The Company has reserved 300,000 and 1,000,000 shares for the issuances under these plans, respectively. These plans were also effective upon the closing of the Company’s initial public offering. Each of these plans contains an evergreen provision whereas the authorized shares are automatically increased concurrent with the Company’s annual meeting of shareholders. In May 2002, the Company reserved an additional 1,964,750 shares for the 2000 Equity Incentive Plan, 109,125 shares for the 2000 Non-Employee Directors’ Stock Option Plan and 204,364 shares for the 2000 Employee Stock Purchase Plan. In May 2001, the Company reserved an additional 1,986,600 shares for the 2000 Equity Incentive Plan, 107,487 shares for the 2000 Non-Employee Directors’ Stock Option Plan and 179,145 shares for the 2000 Employee Stock Purchase Plan.

Option activity under the 1996 and 2000 Plans was as follows:

	2002		2001		2000

	NUMBER OF	WEIGHTED	NUMBER OF	WEIGHTED	NUMBER OF	WEIGHTED
	SHARES	AVERAGE	SHARES	AVERAGE	SHARES	AVERAGE
	UNDER	EXERCISE	UNDER	EXERCISE	UNDER	EXERCISE
	OPTION	PRICE	OPTION	PRICE	OPTION	PRICE

Outstanding at January 1	3,392,584	$5.85	1,766,756	$3.27	1,466,725	$1.90
Options granted	2,001,000	9.03	2,146,251	7.55	823,600	4.94
Options exercised	(234,159)	2.64	(188,915)	2.19	(459,996)	1.98
Options canceled	(255,265)	8.55	(331,508)	5.06	(63,573)	2.69

Outstanding at December 31	4,904,160	7.24	3,392,584	5.85	1,766,756	3.27

Exercisable at December 31	2,267,406	$5.81	1,604,426	$3.65	1,517,923	$2.31

Additional information concerning options outstanding at December 31, 2002 is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
	NUMBER OF	CONTRACTUAL	EXERCISE	NUMBER OF	EXERCISE
EXERCISE PRICES	SHARES	LIFE	PRICE	SHARES	PRICE

$ 0.50 - 0.50	180,500	4.40	$0.50	180,500	$0.50
1.50 - 1.50	62,500	4.70	1.50	62,500	1.50
3.00 - 4.47	709,842	6.20	3.02	699,981	3.01
5.15 - 7.61	1,658,587	8.10	7.09	721,982	7.12
7.74 - 11.17	2,201,999	8.90	9.16	556,102	9.16
13.56 - 16.13	90,732	7.90	14.03	46,341	14.09

$ 0.50 - 16.13	4,904,160	8.00	$7.24	2,267,406	$5.81

Under the 1996 and 2000 Plans, the Company may also grant rights to purchase restricted stock. Terms and conditions of these rights are determined by the Board of Directors. However, no right shall be granted at an exercise price which is less than 85% of the fair value of the Company’s common stock on the date of grant. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original purchase price of the stock. The right expires at a rate determined by the Board of Directors, generally at a rate of 12.5% after 6 months and 1/48 per month thereafter. For the years ended December 31, 2002, 2001, and 2000, the Company repurchased 421, 22,171, and 36,969 shares under the 2000 Plan.

As of December 31, 2002, 2001, and 2000, 7,109,891, 6,837,440, and 5,263,970 shares were available for future grant under the 1996 and 2000 Plans.

For the years ended December 31, 2002, 2001, and 2000, the Company recorded deferred stock compensation of zero, zero, and $4.1 million, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such options were granted. For the years ended December 31, 2002, 2001, and 2000, the Company recorded amortization of deferred stock compensation of $663,000, $1.6 million, and $2.5 million, respectively. As of December 31, 2002 and 2001, the Company had $223,000 and $886,000 of remaining unamortized deferred compensation, respectively. Such amount is included as a reduction of stockholders’ equity and is being amortized over the vesting period of the underlying options using the graded-vesting method. Future amortization of deferred compensation at December 31, 2002 is $223,000. The deferred compensation will be fully amortized in the first half of 2003.

STOCK-BASED COMPENSATION

Pro forma information regarding net loss is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

The weighted-average estimated fair value of these options during fiscal 2002, 2001, and 2000 was $5.50, $3.40, and $1.07 per share, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Expected life (in years)	4.0	6.3	4.0
Risk-free interest rate	3.9%	4.4%	5.9%
Volatility	0.80	0.96	0.85
Dividend yield	—	—	—

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

Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	AS OF DECEMBER 31,

	2002	2001

Net operating loss carryforward	$32,710	$25,800
Research credits	5,970	4,460
Expenses deductible in later years for tax purposes	12,770	12,120
Deferred revenue	1,940	1,520

Total deferred tax assets	53,390	43,900
Valuation allowance for deferred tax assets	(53,390)	(43,900)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings; the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.5 million and $7.8 million during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had net operating loss carryforwards for federal tax purposes of approximately $92.0 million which expire in the years 2011 through 2022 and federal research and development tax credits of approximately $3.5 million which expire in the years 2012 through 2022. State loss carryforwards of approximately $26.0 million begin expiring in 2005. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

11. OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, the components of accumulated other comprehensive income, net of related taxes, are comprised of the following (in thousands):

	2002	2001

Unrealized gain on available-for-sale securities	$1,623	$627
Foreign currency translation adjustments	15	(76)

Accumulated other comprehensive income	$1,638	$551

12. SELECTED QUARTERLY DATA (UNAUDITED)

	2002

	Q1	Q2	Q3	Q4

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales	$14,409	$19,387	$17,081	$21,145
Gross profit	6,902	10,162	8,741	11,633
Operating expenses	13,017	14,429	15,583	14,628

Operating loss	(6,115)	(4,267)	(6,842)	(2,995)
Other income(expense)	498	527	378	395

Net loss	(5,617)	(3,740)	(6,464)	(2,600)
Net loss per share	$(0.15)	$(0.10)	$(0.18)	$(0.07)
Shares used in calculation of net loss per share	36,308	36,383	36,499	36,641

	2001

	Q1	Q2	Q3	Q4

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales	$12,079	$12,720	$10,861	$16,013
Gross profit	5,516	6,061	5,111	6,767
Operating expenses	10,066	11,002	10,945	11,825

Operating loss	(4,550)	(4,941)	(5,834)	(5,058)
Other income(expense)	1,143	697	1,036	807

Net loss	(3,407)	(4,244)	(4,798)	(4,251)
Net loss per share	$(0.10)	$(0.12)	$(0.13)	$(0.12)
Shares used in calculation of net loss per share	35,401	35,655	36,056	36,147

13. SUBSEQUENT EVENTS (UNAUDITED)

On March 7, 2003, the Company entered into a merger agreement with Computer Motion. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the expected capitalization of Intuitive Surgical and Computer Motion on an assumed closing date of June 20, 2003, the Company estimates that the exchange ratio will range from approximately 0.48 to 0.52 depending on the average Computer Motion common stock price during a defined period prior to closing. Based on these assumptions and on Computer Motion’s common stock price as of the date of this Annual Report on Form 10-K, the Company estimates that it will issue approximately 14.7 million shares of common stock in the merger and will reserve approximately 5.7 million additional shares of common stock for future issuance in connection with the assumption of Computer Motion’s outstanding options and warrants (including out-of-the-money options and warrants). Further, the Company estimates that, upon completion of the merger, its current stockholders will own approximately 72% of the then outstanding shares of its common stock and former Computer Motion stockholders will own approximately 28% of the then outstanding shares of its common stock. These estimates are subject to change depending on such factors as the number of fully-diluted shares the Company and Computer Motion have outstanding at closing, Computer Motion’s stock price, and whether outstanding options and warrants of Computer Motion are exercised prior to closing.

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

SCHEDULE II

INTUITIVE SURGICAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	BALANCE	ADDITIONS
	AT	CHARGED TO		BALANCE
	BEGINNING	COST AND		AT END
	OF YEAR	EXPENSES	DEDUCTIONS (1)	OF YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS:
Year ended December 31, 2002	$446	360	—	$806
Year ended December 31, 2001	$192	254	—	$446
Year ended December 31, 2000	$55	137	—	$192

(1)	Represents amounts written off or returned against the allowance or reserves, or returned against earnings.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(3)	Agreement and plan of merger by and among Intuitive Surgical, Inc., Iron Acquisition Corporation and Computer Motion, Inc., dated as of March 7, 2003.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.(1)

3.3(1)	Bylaws of Registrant.

4.2(1)	Specimen Stock Certificate.

4.3(1)	Warrant to Purchase Shares of Common Stock, dated April 26, 2000.

10.1(1)	Form of Indemnity Agreement.

10.2(1)	2000 Equity Incentive Plan.

10.3(1)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.

10.6(1)	Equipment Financing Agreement (No. 10809), dated April 2, 1997, between the Registrant and Lease Management Services, Inc., and related addendums.

10.7(1)	Security Agreement, dated May 20, 1999, between the Registrant and Heller Financial Leasing, Inc., and related amendments.

10.8(1)	License Agreement, dated December 20, 1995, between the Registrant and SRI International.

10.9(1)	License Agreement, dated December 29, 1997, between the Registrant and International Business Machines Corporation.

10.10(1)	License Agreement, dated April 1, 1999, between the Registrant and Massachusetts Institute of Technology.

10.11(1)	Lease, dated September 9, 1996, between the Registrant and Zappettini Investment Co.

10.12(1)	Lease, dated February 5, 1997, between the Registrant and Zappettini Investment Co.

10.13(1)	Employment Agreement, dated February 28, 1997, between the Registrant and Lonnie M. Smith.

10.14(2)	Lease, dated July 16, 2001, between the Registrant and RNM Technology Drive, L.P.

23.1(4)	Consent of Ernst & Young LLP, Independent Auditors.

24.1(4)	Power of Attorney (set forth on signature page).

99.1(4)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(4)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (333-33016)

(2)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(3)	Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K dated March 7, 2003.

(4)	Filed herewith