Form 10-Q
period 2003-03-31
INTUITIVE SURGICAL INC
filed 2003-05-15
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☒  NO ☐

      The Registrant had 37,120,689 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2003.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                           March 31,   December 31,
                                                             2003          2002
                                                         ------------  -----------
                                                         (Unaudited)   (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $     22,774  $    17,607
  Short-term investments...............................       22,235       33,232
  Accounts receivable, net.............................       20,895       16,887
  Inventory............................................        8,282        8,738
  Prepaid expenses.....................................        2,037        2,161
                                                         ------------  -----------
          Total current assets.........................       76,223       78,625
Property and equipment, net............................        9,823       10,388
Intangible and other assets............................        3,370        2,568
                                                         ------------  -----------
          Total assets.................................       89,416       91,581
                                                         ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $     10,142  $     9,282
  Accrued compensation and employee benefits...........        2,225        4,666
  Warranty accrual.....................................        2,100        2,269
  Other accrued liabilities............................        3,485        3,497
  Deferred revenue.....................................        6,140        4,838
  Current portion of notes payable.....................        1,434        1,511
                                                         ------------  -----------
          Total current liabilities....................       25,526       26,063
Long-term notes payable................................        1,531        1,838
Commitments............................................           --           --
Stockholders' equity:
  Common stock, 200,000,000 shares authorized, $0.001
     par value, 37,101,480 and 36,715,026 shares
     issued and outstanding as of March 31, 2003
     and December 31, 2002, respectively...............           37           36
  Additional paid-in capital...........................      192,412      191,020
  Deferred compensation................................         (112)        (223)
  Accumulated deficit..................................     (131,084)    (128,791)
  Accumulated other comprehensive income ..............        1,106        1,638
                                                         ------------  -----------
          Total stockholders' equity...................       62,359       63,680
                                                         ------------  -----------
          Total liabilities and stockholders' equity... $     89,416  $    91,581
                                                         ============  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Three Months Ended
                                            March 31,
                                     ----------------------
                                        2003        2002
                                     ---------- -----------
Sales.............................. $   19,235  $   14,409
Cost of sales......................      8,738       7,507
                                     ----------  ----------
    Gross profit...................     10,497       6,902
                                     ----------  ----------
Operating costs and expenses:
  Selling, general and
   administrative..................     10,209       8,785
  Research and development.........      3,423       4,232
                                     ----------  ----------
    Total operating costs and
     expenses......................     13,632      13,017
                                     ----------  ----------
Loss from operations...............     (3,135)     (6,115)
Other income(expense), net ........        842         498
                                     ----------  ----------
Net loss........................... $   (2,293) $   (5,617)
                                     ==========  ==========
Basic and diluted net loss per
  common share..................... $    (0.06) $    (0.15)
                                     ==========  ==========
Shares used in computing net
  loss per common share............     36,862      36,308
                                     ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                             For the Three Months
                                                                Ended March 31,
                                                         ------------------------
                                                            2003         2002
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net loss............................................... $    (2,293) $    (5,617)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................         882          622
  (Gain)loss on sales of fixed assets..................           1           69
  Amortization of deferred compensation................         154          216
  Amortization of intangible and other assets..........         198          195
Changes in operating assets and liabilities:
  Accounts receivable..................................      (4,008)      (2,244)
  Prepaid expenses.....................................         124          240
  Inventory............................................         456          (60)
  Accounts payable.....................................         860          884
  Accrued compensation and employee benefits...........      (2,441)         (31)
  Warranty accrual.....................................        (169)         (44)
  Other accrued liabilities............................      (1,012)         (43)
  Accrued royalty expense..............................          --       (1,000)
  Deferred revenue.....................................       1,302         (246)
                                                         -----------  -----------
Net cash used in operating activities..................      (5,946)      (7,059)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................        (318)      (4,024)
Disposition of property and equipment..................          --           43
Purchase of short-term investments.....................          --       (8,491)
Proceeds from sales of short-term investments..........       5,444       11,771
Proceeds from maturities of short-term investments.....       5,112        4,099
                                                         -----------  -----------
Net cash provided by investing activities..............      10,238        3,398
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       1,350        1,001
Repurchase of common stock.............................          --           (1)
Proceeds from notes payable............................          --          950
Repayment of notes payable.............................        (384)        (483)
                                                         -----------  -----------
Net cash provided by financing activities..............         966        1,467
                                                         -----------  -----------
Foreign currency translation adjustments...............         (91)          42
Net increase in cash and cash equivalents..............       5,167       (2,152)
Cash and cash equivalents, beginning of period.........      17,607       10,487
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    22,774  $     8,335
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2002 were derived from the audited financial statements included in the Annual Report on Form 10-K/A for 2002. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in the Annual Report on Form 10-K/A of Intuitive Surgical, Inc, filed with the Securities and Exchange Commission. The results for the interim period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or future operating periods.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments which subject the Company to potential risk consist of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the three months ended March 31, 2003 and 2002, no customer accounted for more than 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service have accounted for all of the Company's sales for the three months ended March 31, 2003 and 2002. Purchases of key parts and components used to manufacture the Company's products are from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment, the development and marketing of products designed to provide the flexibility of open surgery while operating through ports. For the three months ended March 31, 2003, U.S. and international sales accounted for 82% and 18%, respectively, of total sales. For the three months ended March 31, 2002, U.S. and international sales accounted for 87% and 13%, respectively, of total sales.

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at March 31, 2003 and December 31, 2002.

NOTE 4. SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale, and therefore, are carried at fair market value. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, all investments are classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair market value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities, together with amortization of premiums and discounts on debt securities, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 5. INVENTORY

Inventory consists of the following (in thousands):

                                 March 31,    December 31,
                                   2003           2002
                               -------------  -----------
Raw materials................ $       3,808  $     3,420
Work-in-process..............         1,848          780
Finished goods...............         2,626        4,538
                               -------------  -----------
                              $       8,282  $     8,738
                               =============  ===========

NOTE 6. INTANGIBLE AND OTHER ASSETS

Purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six years. At March 31, 2003 gross intangible assets totaled $5.7 million and related accumulated amortization was $2.3 million. During the three months ended March 31, 2003, the Company recorded $1.0 million in transaction costs related to the pending merger with Computer Motion.

NOTE 7. COMPREHENSIVE LOSS

The components of comprehensive loss consist of the following (in thousands):

                                         Three Months Ended
                                             March 31,
                                      --------------------
                                         2003       2002
                                      ---------  ---------
Net loss............................ $  (2,293) $  (5,617)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.....................       (91)        42
  Change in unrealized gain (loss)
    on available-for-sale securities      (441)      (501)
                                      ---------  ---------
Comprehensive loss.................. $  (2,825) $  (6,076)
                                      =========  =========

The components of accumulated other comprehensive loss were as follows (in thousands):

                                        March 31,  December 31,
                                          2003        2002
                                        ---------  -----------
Accumulated net unrealized gain on
  available-for-sales securities...... $   1,182  $     1,623
Foreign currency translation
  adjustments.........................       (76)          15
                                        ---------  -----------
Total accumulated other comprehensive
  income.............................. $   1,106  $     1,638
                                        =========  ===========

NOTE 8. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

                                  Three Months Ended
                                      March 31,
                               ------------------------
                                  2003         2002
                               -----------  -----------
Numerator used for basic and
  diluted net loss per
  common share............... $    (2,293) $    (5,617)
Denominator used for basic
  and diluted net loss per
  common share:
  Weighted-average shares
    outstanding..............      36,876       36,342
  Less weighted-average
    shares subject to
    repurchase...............         (14)         (34)
                               -----------  -----------
  Weighted-average shares
    used in computing basic
    and diluted net loss per
    common share.............      36,862       36,308
                               ===========  ===========
Basic and diluted net loss
  per common share........... $     (0.06) $     (0.15)
                               ===========  ===========

Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) have been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.

If the Company had earned a profit during the three months ended March 31, 2003 and 2002, the Company would have added 6,309,602 and 4,960,355, respectively, common equivalent shares to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTE 9. PRODUCT WARRANTY PROVISIONS

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

The following table reconciles the changes to the product warranty liability for the period indicated (in thousands):

                                    Balance at                         Balance at
                                     Beginning   Warranty   Warranties  End of
                                    of Quarter     Usage    Expensed    Quarter
                                    -----------  ---------  ---------  ---------
Three months ended March 31, 2003. $     2,269  $    (439) $     270  $   2,100

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company's product. The term of these agreements vary, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indeminification clauses and no liabilities have been recorded for this obligation on its balance sheets as of March 31, 2003 and December 31, 2002.

NOTE 10. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense, except the amortization of deferred compensation arising from the Company's IPO in June 2000, has been recognized for stock option grants as all options granted during the periods reported had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                              Three Months Ended
                                                    March 31,
                                            ----------------------
                                               2003        2002
                                            ----------  ----------
Net loss, as reported.................... $    (2,293) $   (5,617)
Add:  Total stock-based employee
  compensation expense included in
  reported net loss, net of related tax .         154         216
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax.........      (2,026)     (1,675)
                                            ----------  ----------
Pro forma net loss....................... $    (4,165) $   (7,076)
                                            ==========  ==========
Earnings per share:
  Basic and diluted - as reported........ $     (0.06) $    (0.15)
  Basic and diluted - pro forma.......... $     (0.11) $    (0.19)

NOTE 11. REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

In certain cases, revenue from direct system sales is generated from multiple element arrangements which require judgment in the areas of customer acceptance, training, installation and collectibility. The Company accounts for multiple-element arrangements in accordance with the provisions of SAB 101, "Revenue Recognition in Financial Statements." Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based upon an estimate made by management. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is recognized as the value of the delivered element. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet. Costs associated with inconsequential or perfunctory elements in multiple-element arrangements are accrued at the time of revenue recognition. The Company accounts for installation as a separate element of a multiple- element arrangement. The Company therefore recognizes the fair value of installation services upon the completion of installation.

The Company's distributors do not have price protection rights. One of the Company's distributors has return rights under limited circumstances. Such rights are accounted for under the provisions of SFAS No. 48, "Revenue Recognition When Right of Return Exists." To date, the Company has not had any system sales returns.

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

The Company's da Vinci Surgical System contains a software component. The Company believes that the software element in the da Vinci Surgical System is an incidental part of the system. The software element within the Company's product is not sold or marketed separately to customers and the software does not operate independently of the surgical system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to the surgical system as a whole and the software revenue guidance provided in SOP 97-2 is not applicable to the Company's revenues.

NOTE 12. MERGER AGREEMENT

On March 7, 2003, the Company entered into a merger agreement with Computer Motion. Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of Intuitive Surgical common stock. The fraction of a share of Intuitive Surgical common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the expected capitalization of Intuitive Surgical and Computer Motion on an assumed closing date of June 30, 2003, the Company estimates that the exchange ratio will range from approximately 0.48 to 0.52 depending on the average Computer Motion common stock price during a defined period prior to closing. Based on these assumptions, the Company estimates that it will issue approximately 15.2 million shares of common stock in the merger and will reserve approximately 5.2 million additional shares of common stock for future issuance in connection with the assumption of Computer Motion's outstanding options and warrants (including out-of-the-money options and warrants). Further, the Company estimates that, upon completion of the merger, its current stockholders will own approximately 71% of the then outstanding shares of its common stock and former Computer Motion stockholders will own approximately 29% of the then outstanding shares of its common stock. These estimates are subject to change depending on such factors as the number of fully-diluted shares the Company and Computer Motion have outstanding at closing, Computer Motion's stock price, and whether outstanding options and warrants of Computer Motion are exercised prior to closing. The merger is subject to the approval of a majority of the stockholders of each company. In addition, the Company has agreed to provide a bridge loan of up to $7.3 million to Computer Motion to provide working capital for its operations through the closing date.

Intuitive Surgical and Computer Motion can jointly agree to terminate the merger agreement at any given time. Either company may also terminate the merger agreement if the merger is not completed by August 31, 2003 and under other circumstances described in the merger agreement. The merger agreement provides that under specified circumstances, Intuitive Surgical or Computer Motion may be required to pay a termination fee and expenses of the other party in an aggregate amount of up to $2.5 million.

In connection with the proposed merger, Intuitive Surgical and Computer Motion have obtained a stay through August 31, 2003 of all proceedings in the pending litigation proceedings between the companies. As part of the stays, the courts have ceased all further activity in the cases during the period of stay, including refraining from issuing any opinions or orders on issues already submitted for decision. In addition, the California Court postponed the trial date to a date no earlier than November 30, 2003. The stays may be terminated before, or extended beyond, August 31, 2003 under specified circumstances. In the event the merger is completed, Intuitive Surgical and Computer Motion will request dismissal with prejudice of the pending litigation.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have an impact on the Company's results of operations or financial position in the first quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. FIN 46 also requires consolidation of variable interest entities entered into prior to January 31, 2003 in thefirst fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 has not had an impact on the Company's financial position or results of operations during the three months ended March 31, 2003.

In October 2002, the Emerging Issues Task Force reached consensus on issue 00-21, or EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The principles and application guidance of EITF 00-21 should be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is evaluating the possible impact of the adoption of EITF 00-21 on its results of operations and financial position.

NOTE 14. CONTINGENCIES

On September 1, 2000 Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, the Company is infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against the Company. On November 8, 2001, in response to a motion on one of Intuitive Surgical's noninfringement defenses, the District Court granted summary judgment of noninfringement of the '003 patent in the Company's favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

On April 11, 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court. Intuitive Surgical believes that the Court of Appeals' opinion is not necessarily inconsistent with the noninfringement defense initially presented to the District Court and has no bearing on Intuitive Surgical's other noninfringement defenses. Intuitive Surgical has filed a petition for hearing to request clarification from the Court of Appeals on the claim construction adopted. Upon remand, Intuitive Surgical intends to continue to vigorously defend its rights and, if necessary, is prepared to continue to dispute the meaning of other portions of the asserted claim language and to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. Intuitive Surgical believes that it will prevail in the litigation and that it has multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and Intuitive Surgical may not prevail. The case remains in its early stages of discovery in the District Court.

If the Company loses Wilk's suit against us, it will hurt its competitive position, may be costly and may prevent the Company from selling its products. If the Company loses the patent suit, it may need to obtain from Wilk a license to this technology to continue to market its products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm the Company's business. If Wilk is successful in its suit against the Company and is unwilling to grant a license, the Company may be required to stop selling its products that are found to infringe Wilk's patents unless the Company can redesign them so they do not infringe Wilk's patents, which it may be unable to do. In addition, the Company could be required to pay Wilk damages, including treble damages, which could be substantial and harm its financial position. Due to the inherent uncertainties of litigation, however, the Company cannot accurately predict the ultimate outcome of the litigation against Wilk at this time and, therefore, cannot estimate the range of possible loss.

On February 21, 2001, Wilk filed suit against Computer Motion alleging that its ZEUS original system infringed upon Wilk's U.S. Patent Nos. 5,217,003 and 5,368,015. Wilk's complaint sought damages, attorneys' fees and increased damages alleging willful patent infringement. On March 21, 2001, Computer Motion served its answer and counterclaim alleging non- infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in Wilk's pending litigation against Intuitive Surgical issued an order interpreting the claims of Wilk's U.S. Patent No. 5,217,003 in a way that Computer Motion believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties agreed to dismiss the case without prejudice to refiling upon resolution of the appeal in Wilk's litigation against Intuitive Surgical.

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in the United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale Intuitive Surgical's da Vinci Surgical System, the Company is infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108, in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that the Company also infringes U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged infringement of a ninth patent, and added U.S. Patent Number 6,102,850 to the litigation. Computer Motion subsequently alleged that the Company infringed U.S. Patent No. 6,244,809, which it added to the litigation in May 2002. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. Of those ten patents, three are no longer part of the suit. After Computer Motion lost all of its rights to its 5,855,583 and 5,878,193 patents as a result of our successful Patent Office interference proceedings, Computer Motion voluntarily dismissed those patents from suit. However, Computer Motion has sought to challenge the interference proceedings by separate district court appeal. In addition, in November 2002, the Court granted the Company's motion for summary judgment of noninfringement of the 6,102,850 patent. In February 2003, the Court denied the Company's motion for summary judgment of noninfringement of the 6,244,809 patent and granted Computer Motion's cross- motion for partial summary judgment of literal infringement of one claim of that patent. Intuitive Surgical subsequently requested that the Court reconsider that decision because of perceived flaws in the Court's approach to the issue of infringement on summary judgment. Regardless of what happens on reconsideration, the Company will continue to defend the '809 patent on invalidity, based on the earlier robotic surgery work of SRI and others. The Company still has pending motions for summary judgment of noninfringement on two more of Computer Motion's seven remaining patents-in-suit, numbers 5,907,664 and 6,001,108. At the Court's request, the Company will not file further motions for summary judgment until the remaining pending motions are decided. In late January 2003, after close of fact discovery, Computer Motion asserted between 26 and 35 new claims of its seven remaining patents-in-suit and new theories of infringement. The Company has moved to strike those new assertions as inappropriate at this late stage. Trial had been calendared for April 29, 2003.

In connection with the Company's proposed merger with Computer Motion, the Company and Computer Motion have obtained an immediate stay through August 31, 2003 of all proceedings in the pending litigations between the companies. As part of the stays, the courts have ceased all further activity in the cases during the period of stay, and will not issue any opinions or orders on issues already submitted for decision. In addition, the California Court postponed the trial date and was asked to reset the trial to a date no earlier than November 30, 2003. The stay may be terminated before, or extended beyond, August 31, 2003 under specified circumstances. In the event the merger is completed, the Company and Computer Motion will request dismissal with prejudice of all pending litigations.

If the merger is not completed by August 31, 2003, the stays may be lifted and the California case may proceed to trial. If the stays are lifted and the Company ultimately loses Computer Motion's suit, it will hurt the Company's competitive position, may be costly and may prevent the Company from selling its products. In addition, the Company may need to obtain from Computer Motion a license to this technology to continue to market its products that have been found to infringe Computer Motion's patents. This license could be expensive, or could require the Company to license to Computer Motion some of its technology, which would result in a partial loss of the Company's competitive advantage in the marketplace, each of which could seriously harm its business. If the stays are lifted and Computer Motion is successful in its suit and is unwilling to grant a license, the Company will be required to stop selling its products that are found to infringe Computer Motion's patents unless the Company can redesign them so they do not infringe Computer Motion's patents, which it may be unable to do. In addition, the Company could be required to pay Computer Motion damages, including treble damages, which could be substantial and harm its financial position.

The foregoing proceedings would be expensive to litigate, may be protracted and the Company's confidential information may be compromised. Whether or not the Company is successful in these lawsuits, these proceedings could consume substantial amounts of its financial and managerial resources. At any time the other parties may file additional claims against the Company, or the Company may file claims against them, which could increase the risk, expense and duration of the litigations. For more information on the Company's litigation with Computer Motion, see "Part II-Item 1: Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "we," "us," and "our" refer to Intuitive Surgical, Inc.

This Management's Discussion and Analysis of Financial Condition as of March 31, 2003 and Results of Operations for the three month periods ended March 31, 2003 and March 31, 2002 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Intuitive® , Intuitive Surgical® , da Vinci® , EndoWrist® , InSite® and Navigator™ are trademarks of Intuitive Surgical, Inc.

OVERVIEW

We design, manufacture, and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery-the third generation. The da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary "wristed" instruments. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to perform better surgery in a manner never before experienced.

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

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. A small percentage of revenue comes from ongoing service of installed da Vinci Surgical Systems. Although we expect the majority of our revenues to continue to come from the sale of da Vinci Surgical Systems over the next few years, we believe that the percentage of revenue from our EndoWrist instruments and service will continue to increase. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate recurring revenue through sales of the EndoWrist instruments and accessories and ongoing service. The percentage of revenue derived from recurring instrument, accessory, and service revenue has grown from 19% for the quarter ended March 31, 2002 to 28% for the quarter ended March 31, 2003. Our service revenues have not exceeded 10% of total revenue in any period to date.

PROPOSED MERGER

On March 7, 2003, the Company entered into an Agreement and Plan of Merger with Computer Motion, Inc. Pursuant to the merger agreement, a wholly owned subsidiary of our company will merge with Computer Motion, with Computer Motion surviving the merger and continuing as a wholly owned subsidiary of our company.

In connection with the proposed merger, we have entered into a Loan and Security Agreement with Computer Motion pursuant to which we have agreed to provide a short-term secured bridge loan facility of up to $7.3 million. Computer Motion may use the facility to pay off existing indebtedness and to fund operations prior to completion of the merger. This facility terminates and all outstanding amounts become due and payable 120 days following termination of the merger agreement, subject to specified acceleration events. Interest on the facility will accrue at a rate of 8% per annum and will be payable on the maturity date. As of March 31, 2003, no amounts were outstanding under this short-term bridge loan facility.

We expect that we and Computer Motion will hold our respective stockholders meetings at which matters related to the merger will be submitted for approval in June 2003.

Management anticipates that the combined companies will be able to achieve annual pre-tax cost savings of approximately $18 million to be phased in beginning in the third quarter of 2003. The Company estimates that approximately $10.0 million of those savings will result from a substantial reduction in headcount. Intuitive Surgical's ability to achieve these goals is subject to economic conditions and unanticipated changes in business conditions, and therefore there can be no assurance that these results will be achieved.

RESULTS OF OPERATIONS

Sales. Sales for the three months ended March 31, 2003 were $19.2 million, up 33% from $14.4 million for the three months ended March 31, 2002. The increase in first quarter 2003 sales was driven by recurring revenue growth, consisting of instruments, accessories, and service, and increased da Vinci Surgical System unit shipments. First quarter 2003 recurring revenue was $5.4 million, up $2.7 million, or 103%, compared to the first quarter of 2002. Higher recurring revenue was driven by growth in the installed base of da Vinci Surgical Systems and surgical procedures performed with the system. We shipped 14 da Vinci Surgical Systems during the first quarter of 2003 compared to 13 in the first quarter of 2002. As of March 31, 2003, there were 163 cumulative da Vinci Surgical Systems shipped, compared to 102 as of March 31, 2002.

Gross Profit. Gross profit for the three months ended March 31, 2003 was $10.5 million, or 54.6% of sales, compared with $6.9 million, or 47.9% of sales for the three months ended March 31, 2002. The year-over-year improvement in gross profit resulted primarily from a higher da Vinci Surgical System average selling price and lower product warranty costs.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2003 were $3.4 million, down 19% from $4.2 million for the three months March 31, 2002. The year-over-year decrease resulted primarily from lower 2003 clinical trial expenses of $300,000, reduced development project costs of $300,000, and lower deferred compensation of $100,000.

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies. Research and development costs are expensed as incurred.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2003 were $10.2 million, up 16% from $8.8 million for the three months ended March 31, 2002. The year-over-year increase was primarily due to higher litigation costs of $1.0 million incurred during the first quarter of 2003 as we were preparing for trial in California against Computer Motion prior to entering into the merger agreement in March 2003. The remaining $400,000 of the increase resulted primarily from higher selling and support costs to support increased revenue and a larger installed base of da Vinci Surgical Systems. In the first quarter of 2003 selling, general and administrative expenses were favorably impacted by an insurance recovery of $500,000 relating to the unauthorized purchases made in the third quarter of 2002. Please see "Part II. Item I. Legal Proceedings - Other Legal Matters."

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expense. Non-cash deferred compensation expense included in research and development expenses was $73,000 and $140,000 for the three months ended March 31, 2003 and 2002, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $81,000 and $76,000 for the three months ended March 31, 2003 and 2002, respectively. Deferred compensation recorded through March 31, 2003 was $8.9 million with accumulated amortization of $8.8 million. We anticipate that the current balance of deferred compensation will be completely amortized during the second quarter of 2003.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2003 was $800,000, up $300,000 compared to $500,000 for the three months ended March 31, 2002. The increase resulted primarily from $500,000 of gains realized during the first quarter of 2003 on sales of investment securities offset by reduced interest earnings on lower investment balances compared to March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed through the sales of our convertible preferred stock, yielding net proceeds of approximately $127.3 million, our initial public offering of 5,750,000 shares of our common stock, yielding approximately $46.8 million, and equipment financing arrangements, yielding approximately $10.5 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, by which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement.

As of March 31, 2003, we had working capital of $50.7 million, compared to $52.6 million as of December 31, 2002. The decrease during the first three months of 2003 resulted primarily from our net loss of $2.3 million.

Net cash used in operating activities for the three months ended March 31, 2003 was $5.9 million, comprised primarily of our net loss of $2.3 million and working capital requirements of $4.8 million, mostly due to increased accounts receivable of $4.0 million due to higher first quarter 2003 sales, offset by non-cash expenses of $1.2 million resulting from depreciation and amortization expense. Compared to the first quarter of 2002, cash used in operating activities was lower by $1.1 million primarily due to a decrease in the first quarter loss of $3.3 million offset by a higher accounts receivable balance at March 31, 2003.

Net cash provided by investing activities was $10.2 million for the three months ended March 31, 2003, compared to $3.4 million for the three months ended March 31, 2002. In the first quarter of 2002 we moved to our new facilities in Sunnyvale, California and made a significant investment in leasehold improvements and furniture. In the first quarter of 2003 we spent $300,000 for the acquisition of fixed assets compared to $4.0 million spent in the first quarter of 2002 as described above. Additionally, first quarter 2003 cash provided by investing activities was higher compared to 2002 due to a higher conversion of investments into cash during the three months ended March 31, 2003 primarily due to timing of the conversions required to support short-term liquidity.

Net cash provided by financing activities was $966,000 for the three months ended March 31, 2003, compared to $1.5 million for the three months ended March 31, 2002. This decrease resulted from lower proceeds of long-term borrowing of $1.0 million offset by an increase in proceeds from the issuance of common stock of $350,000 in 2003.

On March 7, 2003, we entered an Agreement and Plan of Merger with Computer Motion, Inc. Under the terms of our merger agreement with Computer Motion, Computer Motion will become a wholly owned subsidiary of our company. Computer Motion recorded net losses of $7.9 million and $4.5 million for the three months ended March 31, 2003 and 2002, respectively, and had a cash balance of $3.6 million as of March 31, 2003. In recent periods, Computer Motion has not generated cash from operations. Both we and Computer Motion expect to incur additional operating losses into 2003, and both we and Computer Motion have substantial cash needs. Among other things, total fees and costs of both companies associated with the merger are currently projected to be approximately $4.0 million. We have agreed to fund up to $7.3 million of Computer Motion's working capital needs through the effective time of the merger under a Loan and Security Agreement. Assuming completion of the merger on or around June 30, 2003, we project that the total combined cash and cash equivalents of the combined company will be less than $35.0 million.

In addition to the effects of the merger, our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities and for other general corporate activities. We believe that our current cash and short- term investment balances, together with revenue to be derived from the sale of our products, will be sufficient to fund our operations at least through 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations by payment due date:

Payments by Periods (Millions)

Contractual Obligation	Total	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$ 3.0	$ 1.5	$ 1.5	$ -	$ -
Building lease	10.7	2.2	8.3	.2	-
Total	$ 13.7	$ 3.7	$ 9.8	$ .2	$ -

CRITICAL ACCOUNTING POLICIES

We believe the following represent our critical accounting policies:

Revenue Recognition. In certain cases, revenue from direct system sales is generated from multiple-element arrangements which require judgment in the areas of customer acceptance, training, installation and collectibility. The Company accounts for multiple-element arrangements in accordance with the provisions of SAB 101, "Revenue Recognition in Financial Statements." Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based upon an estimate made by management. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is recognized as the value of the delivered element. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet. Costs associated with inconsequential or perfunctory elements in multiple-element arrangements are accrued at the time revenue is recognized. The Company accounts for installation as a separate element of a multiple-element arrangement. The Company therefore recognizes the fair value of the installation services upon completion of installation.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon management estimates. Factors underlying these estimates include analysis of days outstanding, customer payment history and management judgment. The allowance is adjusted regularly to reflect current data, activity, and associated risks.

Inventory Reserves. We write our inventory down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.

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
  our ability to license additional intellectual property rights;
  third-party payor reimbursement policies;
  the effect of Severe Acute Respiratory Syndrome (SARS) on travel and on related business operations.

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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended March 31, 2003 and 2002, approximately 72% and 81%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. During the three months ended March 31, 2003 and 2002, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

Our products represent a fundamentally new way of performing surgery. Achieving physician, patient and third-party payor acceptance of Intuitive surgery as a preferred method of performing surgery will be crucial to our success. If our products fail to achieve market acceptance, hospitals will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians' and third-party payors' acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional open-heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors.

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

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH BROOKHILL-WILK 1, LLC AND COMPUTER MOTION THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS. WHILE THE MERGER AGREEMENT HAS RESULTED IN A STAY OF ALL PROCEEDINGS INVOLVING COMPUTER MOTION, THESE PROCEEDINGS MAY CONTINUE IF THE MERGER IS NOT COMPLETED.

On September 1, 2000 Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against our company. On November 8, 2001, in response to a motion on one of Intuitive Surgical's noninfringement defenses, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

On April 11, 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court. We believe that the Court of Appeals' opinion is not necessarily inconsistent with the noninfringement defense initially presented to the District Court and has no bearing on Intuitive Surgical's other noninfringement defenses. Intuitive Surgical has filed a petition for rehearing to request clarification from the Court of Appeals on the claim construction adopted. Upon remand, we intend to continue to vigorously defend our rights and, if necessary, are prepared to continue to dispute the meaning of other portions of the asserted claim language and to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. We believe that we will prevail in the litigation and that we have multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and we may not prevail. The case remains in its early stages of discovery in the District Court.

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

On February 21, 2001, Wilk filed suit against Computer Motion alleging that its ZEUS original system infringed upon Wilk's U.S. Patent Nos. 5,217,003 and 5,368,015. Wilk's complaint sought damages, attorneys' fees and increased damages alleging willful patent infringement. On March 21, 2001, Computer Motion served its answer and counterclaim alleging non- infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in Wilk's pending litigation against Intuitive Surgical issued an order interpreting the claims of Wilk's U.S. Patent No. 5,217,003 in a way that Computer Motion believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties agreed to dismiss the case without prejudice to refiling upon resolution appeal in Wilk's litigation against Intuitive Surgical.

On May 10, 2000, Computer Motion, Inc. filed a lawsuit in the United States District Court for the Central District of California (Case No. CV00-4988 CBM) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Numbers 5,524,180, 5,762,458, 5,815,640, 5,855,583, 5,878,193, 5,907,664 and 6,001,108, in willful disregard of Computer Motion's patent rights. On June 1, 2000, Computer Motion amended its lawsuit to allege that we also infringe U.S. Patent Number 6,063,095. In late 2000, Computer Motion alleged our infringement of a ninth patent, and added U.S. Patent Number 6,102,850 to the litigation. Computer Motion subsequently alleged that we infringed U.S. Patent No. 6,244,809, which it added to the litigation in May 2002. These ten patents concern various methods and devices for conducting various aspects of robotic surgery. Of those ten patents, three are no longer part of the suit. After Computer Motion lost all of its rights to its 5,855,583 and 5,878,193 patents as a result of our successful Patent Office interference proceedings Computer Motion voluntarily dismissed those patents from suit. However, Computer Motion has sought to challenge the interference proceedings by separate district court appeal. In addition, in November 2002, the Court granted our motion for summary judgment of noninfringement of the 6,102,850 patent. In February 2003, the Court denied our motion for summary judgment of noninfringement of the 6,244,809 patent and granted Computer Motion's cross-motion for partial summary judgment of literal infringement of one claim of that patent. We subsequently requested that the Court reconsider that decision because of perceived flaws in the Court's approach to the issue of infringement on summary judgment. Regardless of what happens on reconsideration, we will continue to defend the '809 patent on invalidity, based on the earlier robotic surgery work of SRI and others. We still have pending motions for summary judgment of noninfringement on two more of Computer Motion's seven remaining patents-in-suit, numbers 5,907,664 and 6,001,108. At the Court's request, we will not file further motions for summary judgment until the remaining pending motions are decided. In late January 2003, after close of fact discovery, Computer Motion asserted between 26 and 35 new claims of its seven remaining patents-in- suit and new theories of infringement. We have moved to strike those new assertions as inappropriate at this late stage. Trial had been calendared for April 29, 2003.

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

If the merger is not completed by August 31, 2003, the stays may be lifted and the California case may proceed to trial. If the stays are lifted and we ultimately lose Computer Motion's suit against us, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, we may need to obtain from Computer Motion a license to this technology if we are to continue to market our products that have been found to infringe Computer Motion's patents. This license could be expensive, or could require us to license to Computer Motion some of our technology, which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our business. If the stay is lifted and Computer Motion is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Computer Motion's patents unless we can redesign them so they do not infringe Computer Motion's patents, which may be unable to do. In addition, we could be required to pay Computer Motion damages, including treble damages, which could be substantial and harm our financial position.

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

In addition to patents, we typically rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in developing our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or may design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see "Item 1: Business -- Intellectual Property," included in the Annual Report on Form 10-K/A of Intuitive Surgical, Inc., filed with the SEC.

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with SRI International, IBM Corporation, MIT, Olympus Optical Co., Ltd., and Heartport, Inc.,now part of Johnson & Johnson. Any of these agreements may be terminated for breach. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products. See "Item 1: Business -- Intellectual Property," included in the Annual Report on Form 10-K/A of Intuitive Surgical, Inc., filed with the SEC.

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

Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration, or FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed device. If we modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application, or PMA, for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a PMA.

The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective, rather than substantially equivalent to another legally marketed device. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, or the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or IDE application. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. For additional information concerning regulatory approvals of our products, see "Item 1: Business -- Government Regulation," included in the Annual Report on Form 10-K/A of Intuitive Surgical, Inc., filed with the Securities and Exchange Commission or SEC.

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

If we modify existing products or develop new products in the future, including new instruments, we may need to apply for permission to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union. For additional information concerning regulatory approvals of our products, see "Item 1: Business -- Government Regulation," included in the Annual Report on Form 10-K/A of Intuitive Surgical, Inc., filed with the Securities and Exchange Commission or SEC.

IF INSTITUTIONS OR SURGEONS ARE UNABLE TO OBTAIN REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.

Domestic institutions will typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors' policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. For further information on third-party reimbursement policies, see "Item 1: Business -- Third-Party Reimbursement," included in the Annual Report on Form 10-K/A of Intuitive Surgical, Inc., filed with the SEC.

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

Our business currently depends in large part on our activities in Europe, and a component of our growth strategy is to expand our presence into additional foreign markets. Sales to markets outside of the United States accounted for approximately 18% of our sales for the three months ended March 31, 2003 and 13% for the three months ended March 31, 2002.

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

In addition, based on the estimated exchange ratio of approximately 0.52, we estimate that we will reserve approximately 5.2 million shares of Intuitive Surgical common stock for future issuance in connection with Intuitive Surgical's assumption of Computer Motion's outstanding options and warrants (including out-of-the-money options and warrants), subject to proportional reduction in the event that the proposed reverse stock split is approved by our stockholders and implemented by our board of directors. The outstanding warrants of Computer Motion have a range of exercise prices. Holders of these warrants have the right to an adjustment in the exercise price of their warrants, and in some cases in the number of shares issuable upon exercise, if the warrant issuer sells shares in the future at prices below the exercise prices of the warrants. These anti-dilution protections may continue to apply after the merger and thus could result in additional dilution to stockholders of the combined company if we make future offerings of capital stock.

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

For the three months ended March 31, 2003, we incurred a net loss of $2.3 million, and Computer Motion incurred a net loss of $7.9 million. The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If the time required to generate significant revenues and achieve profitability is longer than anticipated, we may not be able to continue our operations. In recent periods, Computer Motion has not generated cash from operations. Both companies expect to incur additional operating losses into 2003, and both companies have substantial cash needs. Among other things, total fees and costs of both companies associated with the merger are currently projected to be approximately $4.0 million. We have agreed to fund up to $7.3 million of Computer Motion's working capital needs through the effective time of the merger under the Loan and Security Agreement. Assuming completion of the merger on or around June 30, 2003, we project that the total cash and cash equivalents of the combined company will be less than $35 million. We expect that the capital resources of the combined company, together with revenue derived from product sales, will be sufficient to meet the combined company's working capital needs at least through 2003. After that, we may need to raise additional funds. We may not be able to obtain additional financing on favorable terms, or at all. If we are unable to generate sufficient capital to fund our operations and cannot raise it on acceptable terms, we may not be able to further develop, enhance or expand the market for our products and service, and the combined company could fail.

THE COMBINED COMPANY MAY NOT REALIZE ALL OF THE ANITICPATED BENEFITS OF THE MERGER.

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

  coordinating and consolidating ongoing and future research and development efforts;

  consolidating sales and marketing operations;

  retaining existing customers and attracting new customers;

  retaining strategic partners and attracting new strategic partners;

  retaining key employees;

  consolidating corporate and administrative infrastructures;

  integrating and managing the technologies and products of the two companies;

  identifying and eliminating redundant and underperforming operations and assets;

  using capital assets efficiently to develop the business of the combined company;

  minimizing the diversion of management's attention from ongoing business concerns; and

  coordinating geographically separate organizations.

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

  the litigations between the two companies may resume;

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

SALES BY INTUITIVE SURGICAL STOCKHOLDERS OR FORMER COMPUTER MOTION STOCKHOLDERS COULD CAUSE INTUITIVE SURGICAL'S COMMON STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for the combined company to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of March 31, 2003, several entities beneficially owned more than 5% of the outstanding shares of our common stock, including Bear Stearns Asset Management, Allan G. Lozier, Investor Growth Capital, Ltd., and PaTMarK Company, Inc. Assuming that the merger is completed, the former stockholders of Computer Motion will own approximately 29% of the combined company. In addition, holders of warrants to purchase up to 4.4 million shares of Computer Motion common stock will receive Intuitive Surgical warrants in exchange for their Computer Motion warrants in connection with the merger. Such warrant holders will have the right to include their shares in resale registration statements that we will be obligated to file on their behalf.

CUSTOMER, SUPPLIER, AND EMPLOYEE UNCERTAINTY RELATED TO THE MERGER COULD HARM THE COMBINED COMPANY

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non- government debt securities. We classify our cash equivalents and marketable securities as "variable- rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average time to maturity of all of our investments as of March 31, 2003 was approximately 1.5 years. At March 31, 2003, approximately 33% of our investment portfolio was composed of investments with original maturities of one year or less.

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BROOKHILL-WILK 1, LLC

On September 1, 2000 Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against our company. On November 8, 2001, in response to a motion on one of Intuitive Surgical's noninfringement defenses, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

On April 11, 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court. Intuitive Surgical believes that the Court of Appeals' opinion is not necessarily inconsistent with the noninfringement defense initially presented by Intuitive Surgical to the District Court and has no bearing on Intuitive Surgical's other noninfringement defenses. Intuitive Surgical has filed a petition for hearing to request clarification from the Court of Appeals on the claim construction adopted. Upon remand, Intuitive Surgical intends to continue to vigorously defend its rights and, if necessary, is prepared to continue to dispute the meaning of other portions of the asserted claim language and to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. Intuitive Surgical believes that it will prevail in the litigation and that it has multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and Intuitive Surgical may not prevail. The case remains in its early stages of discovery in the District Court.

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

On February 21, 2001, Wilk filed suit against Computer Motion alleging that its ZEUS original system infringed upon Wilk's U.S. Patent Nos. 5,217,003 and 5,368,015. Wilk's complaint sought damages, attorneys' fees and increased damages alleging willful patent infringement. On March 21, 2001, Computer Motion served its answer and counterclaim alleging non-infringement of each patent-in-suit, patent invalidity and unenforceability. On November 8, 2001, the United States District Court for the Southern District of New York in Wilk's pending litigation against Intuitive Surgical issued an order interpreting the claims of Wilk's U.S. Patent No. 5,217,003 in a way that Computer Motion believed excluded current applications of its ZEUS surgical system. In light of this decision, on November 13, 2001, the parties agreed to dismiss the case without prejudice to refiling upon resolution in Wilk's litigation against Intuitive Surgical.

COMPUTER MOTION

We are involved in intellectual property litigation with Computer Motion as described below. While the recent announced merger agreement has resulted in a stay of all such litigation and other administrative legal proceedings between Intuitive and Computer Motion, these proceedings may continue if the merger is not completed for any reason. If the merger closes, then all litigation and other disputes between Intuitive sand Computer Motion will be dismissed with prejudice or similarly finally terminated.

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

The Computer Motion action seeks damages based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. In the event the stay is lifted, this action will subject us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain license in order to continue to manufacture, use or sell the affected products. While we continue to believe we have multiple meritorious defenses to each patent asserted in this action, in the event that the stay is lifted, we cannot assure you that we ultimately will prevail on any issue in the litigation or that we will be able to successfully defend Computer Motion action could harm our business, financial condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

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

On March 30, 2001, Intuitive and International Business Machines Corporation, or IBM, jointly filed suit against Computer Motion, Inc. in the U.S. District Court for the District of Delaware. The complaint alleged that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The complaint also impacted the HERMES product to the extent it interfaced with either the AESOP or ZEUS. The '984 patent, which concerns various aspects of voice control of surgical instruments, issued to IBM in early March 2001 and is exclusively licensed to us. The '984 patent predates by several years Computer Motion's development of voice-controlled surgical robots. Trial was held in August 2002. After evidence and argument was presented, the seven-member Delaware jury returned a verdict in our favor, finding that Computer Motion had failed to prove any claim of the '984 patent invalid and awarding us $4.4 million for damage caused by Computer Motion's sales of its infringing AESOP and ZEUS products. In December 2002, the Court rejected Computer Motion's final "prosecution laches" defense as inapplicable to the circumstances presented by our patent. Subject to the stay, the suit is in the post-trial briefing phase. Computer Motion has filed three motions seeking to set aside the jury's verdict, to reduce the damages awarded, and for a new trial on one or more issues. We have filed our request for a permanent injunction against further infringing sales of Computer Motion's AESOP and ZEUS products. In February 2003, the Court indicated that it would first address Computer Motion's post-trial requests before deciding our request for a permanent injunction against Computer Motion. All proceedings in this suit have also now been stayed through August 31, 2003 as a result of the merger agreement between Computer Motion and Intuitive.

OTHER LEGAL MATTERS

In September 2002, we discovered that one of our employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of the Company's management. This matter was investigated by law enforcement authorities and Company advisors. We have since terminated this employee's employment and have taken actions intended to ensure that no similar incidents can occur in the future, including implementing additional controls relating to our cash disbursement process. In addition, we are seeking to recover our loss. We have filed a claim with our insurance carrier, from which we received proceeds of $500,000, and have filed suit against the sellers of the administrative supplies in December 2002. Our complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organization ("RICO") Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the unauthorized purchase of office supplies, and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. Our suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In January 2003, we amended our complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5. The amended complaint reiterates our claim to recover actual and treble damages, costs and attorney fees. This suit is in its early stages and, as of March 31, 2003, none of the defendants have yet answered either complaint.

We are subject to legal proceedings and claims that arise in the normal course of our business. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters at this time and, therefore, cannot estimate the range of possible loss.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
99.1(1)	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2(1)	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(1) This exhibit is being furnished and shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on March 7, 2003 (File No. 000- 30713) announcing that it had entered into an Agreement and Plan of Merger on March 7, 2003 with Computer Motion, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: May 15, 2003

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

May 15, 2003

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

/s/ Susan K. Barnes
Susan K. Barnes
Chief Financial Officer

May 15, 2003

EXHIBIT INDEX

Exhibit Number	Description
99.1 (1)	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 (1)	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(1) This exhibit is being furnished and shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.