Form 10-K/A
period 2002-12-31
INTUITIVE SURGICAL INC
filed 2003-05-30
CIK 1035267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.      ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

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

      In March 1997, surgeons using an early prototype of our technology successfully performed Intuitive surgery on humans. Beginning in May 1998, surgeons using our technology successfully performed what we believe were the world’s first computer-enhanced closed chest heart surgeries, including mitral valve repair, dissection of an internal mammary artery and grafting of a coronary artery. In early 2000, surgeons using our technology successfully completed what we believe was the world’s first beating heart bypass procedure using only small ports. The da Vinci Surgical System can be used to control Intuitive Surgical endoscopic instruments including, rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, stabilizers, electrocautery, and accessories during a wide range of surgical procedures. In July 2000, we received marketing clearance from the U.S. Food and Drug Administration, or FDA for general surgery procedures. We received clearance for a non-cardiac thoracoscopic surgery indication for the product in March 2001. Additionally, in May 2001 we received clearance for use of our products in laparoscopic prostatectomy procedures, and in November 2002 we received clearance for use of our products in thoracoscopically-assisted cardiotomy procedures. As of December 31, 2002, we had sold 149 of our da Vinci Surgical Systems and we believe surgeons using our technology had successfully completed thousands of surgical procedures of various types.

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

•	Easy to Learn, Easy to Master. In designing our products, we have focused on making our technology as simple as possible to use, even though it is inherently complex. We believe that tissue manipulations using our products are as natural as hand movements in open surgery. In our experience, based on feedback from surgeons who we believe have performed hundreds of procedures, surgeons can learn to manipulate our instruments with only a short amount of training. Learning to perform surgical procedures using the da Vinci Surgical System will vary depending on the complexity of the procedure and the surgical team’s experience with MIS techniques.

•	Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform surgery in virtually any part of the body. To date, we believe surgeons have used the da Vinci Surgical System to perform over 100 different types of surgical procedures.

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

      Upon completion of the merger, each share of Computer Motion common stock will be converted into the right to receive a fraction of a share of our common stock. The fraction of a share of our common stock to be issued with respect to each share of Computer Motion common stock will be determined by a formula described in the merger agreement. Based on the expected capitalization of Intuitive Surgical and Computer Motion on an assumed closing date of June 30, 2003, we estimate that the exchange ratio will range from approximately 0.48 to 0.52 depending on the average Computer Motion common stock price during a defined period prior to closing. Based on these assumptions and on Computer Motion’s common stock price as of the date of this Annual Report on Form 10-K/ A, we estimate that we will issue approximately 15.6 million shares of our common stock in the merger and will reserve approximately 4.8 million additional shares of our common stock for future issuance in connection with our assumption of Computer Motion’s outstanding options and warrants (including out-of-the-money options and warrants). Further, we estimate that, upon completion of the merger, our current stockholders will own approximately 70% of the then outstanding shares of our common stock and former Computer Motion stockholders will own approximately 30% of the then outstanding shares of our common stock. These estimates are subject to change depending on such factors as the number of fully-diluted shares we and Computer Motion have outstanding at closing, Computer Motion’s stock price, and whether outstanding options and warrants of Computer Motion are exercised prior to closing.

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

Clinical Applications

      We believe our technology is capable of enhancing or enabling a wide variety of procedures in many surgical specialties. To date, we believe surgeons using our da Vinci Surgical System have performed several thousand surgical procedures of various types, including general, cardiothoracic, and urologic surgery. These surgical applications which, are currently cleared by the FDA, are further described below.

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

      Mitral Valve Repair/ Replacement. Valve repair and replacement surgeries are challenging even when using open surgical techniques. Significant exposure of the surgical field is essential to the identification and precise manipulation of valves and other structures inside the heart, and is key to successful surgical outcomes with minimal complications. Motion scaling allows a surgeon using our da Vinci Surgical System to maneuver instruments inside the patient even more precisely than is possible in open surgery. Our system has already enabled heart valve repairs to be performed through small ports in a manner that could not have been accomplished with open surgery. Replacement of valves currently requires a small incision, even if the majority of the procedure is eventually performed through ports using our technology, because the replacement valve itself is too large to be inserted into the chest through a port. However, new valve designs that can be delivered through ports are being developed, and the small incisions necessary today to deliver a replacement valve to the heart may eventually not be required, allowing a surgeon using the da Vinci Surgical System to replace a valve entirely using ports.

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

Heartport, Inc. License Agreement

      Since its inception in the early 1990s, Heartport, Inc. has developed an extensive patent portfolio covering systems and methods for performing many different aspects of minimally invasive heart surgery, including single-and multi-vessel coronary artery bypass grafts, heart valve repair and replacement, and beating heart stabilization. In April 2000, we acquired an exclusive, worldwide license in the field of robotic surgery to much of Heartport’s portfolio, including issued U.S. patents and pending U.S. and foreign applications. The license is royalty-free unless we sell instruments for robotic surgery procedures that are not operated by the robotic surgery system, in which case we pay a small royalty.

      Our license will terminate upon the last expiration of the patents licensed from Heartport, which is currently expected to occur in 2015. This termination date may be extended beyond 2015 as a result of actions that could be taken by the U.S. Patent and Trademark Office relating to pending patent applications. For example, the Patent and Trademark Office may extend the term of one or more of the patents licensed from Heartport in response to delays by the U.S. Patent and Trademark Office during prosecution of the patent application, or if requested, in response to delay by the Food and Drug Administration in approving a medical device. No such extension of the patents from Heartport may be available or requested, and if requested, no extension may be granted by the U.S. Patent and Trademark Office. It is also possible that the U.S. Patent and Trademark Office could shorten the term of the last patent licensed from Heartport, so that the last patent may expire before 2015. For example, the U.S. Patent and Trademark Office may require that Heartport agree to an earlier expiration date as a condition for granting Heartport a particular patent. Additionally, Heartport might, with our input, ask the U.S. Patent and Trademark Office to shorten the term of one or more application or patent. The U.S. Patent and Trademark Office also has the power, on its own initiative or at the request of one of our competitors, to initiate proceedings during which Heartport could be required to agree to a shortened patent term. We are not aware of any such U.S. Patent and Trademark Office proceedings being considered or requested, but if they were, we cannot guarantee their outcome. Heartport may terminate the license in the event of a material, uncured breach of our obligations. In the event Heartport terminates the license, we do not know whether the necessary or desirable licenses could be reacquired from Heartport on satisfactory terms, if at all.

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

Item 3:     Legal Proceedings

Brookhill-Wilk 1, LLC

      On September 1, 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk’s patent rights. These patents concern methods and devices for “remote” surgery. In March 2001, Wilk withdrew its assertion of the ’015 patent against our company. On November 8, 2001, in response to a motion on one of Intuitive Surgical’s noninfringement defenses, the District Court granted summary judgment of noninfringement of the ’003 patent in our favor and dismissed Wilk’s complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

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

      On December 7 and 8, 2000, the PTO declared three interferences between a single SRI patent application exclusively licensed to our company and three of Computer Motion’s patents, Numbers 5,855,583, 5,878,193 and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. The Patent Office entered final judgment in each interference proceeding. In the interference involving the 5,878,193 patent, the PTO entered final judgment in our favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image-based control of robotic surgical instruments is prior art to all of Computer Motion’s remaining patents, that we are entitled to patent that invention, and that Computer Motion is no longer entitled to any of the three claims of the 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO again entered final judgment in our favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion’s remaining patents, that we are entitled to patent that invention, and that Computer Motion is no longer entitled to any of the 15 claims of the 5,855,583 patent. In the interference involving the 5,907,664 patent, the PTO entered final judgment against us, deciding that our patent claim is unpatentable for noncompliance with the “written description” requirement of Title 35 of the U.S. Code. The PTO declined to decide our motion challenging the validity of certain claims of the ’664 patent, leaving that issue in question. This 5,907,664 patent was the subject of our first motion for summary judgment of noninfringement mentioned in the previous paragraph, which motion still has not been decided. In July 2002, Computer Motion filed suit against us in the U.S. District Court for the Central District of California to challenge the PTO’s two interference judgments in our favor. That suit has also been stayed through August 31, 2003 as a result of the merger agreement between Computer Motion and Intuitive.

      In September 2000, we filed a Notice of Opposition in the European Patent Office, or EPO, challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In our Notice of Opposition, we cited numerous prior art references not cited to the EPO during the ’922 patent’s original prosecution. An initial ruling in March 2002 indicated that the EPO was not then inclined to alter the ’922 patent in any way. However, during a hearing held in Germany on July 2, 2002, the EPO sanctioned Computer Motion for its “abuse” of the opposition process. As a result of Computer Motion’s actions, the preliminary EPO decision is mooted, both sides will now provide further written briefing and evidence on the substantive issues, and another hearing is anticipated for sometime later in 2003. Intuitive and Computer Motion anticipate taking steps to seek a stay or other similar relief from the EPO as a result of their recent merger agreement.

      On March 30, 2001, Intuitive and International Business Machines Corporation (“IBM”) jointly filed suit against Computer Motion in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The complaint also impacted the HERMES product to the extent it interfaced with either the AESOP or ZEUS. The ’984 patent concerns various aspects of voice control of surgical instruments issued to IBM in early March 2001 and is exclusively licensed to us. The ’984 patent predates by several years Computer Motion’s development of voice-controlled surgical robots. Trial was held in August 2002. After evidence and argument was presented, the seven-member Delaware jury returned a unanimous verdict in our favor, finding that Computer Motion had failed to prove any claim of the ’984 patent invalid and awarding us $4.4 million for damage caused by Computer Motion’s sales of its infringing AESOP and ZEUS products. In December 2002, the Court rejected Computer Motion’s final “prosecution laches” defense as inapplicable to the circumstances presented by our patent. Subject to the stay, the suit is in the post-trial briefing phase. Computer Motion has filed three motions seeking to set aside the jury’s verdict, to reduce the damages awarded, and for a new trial on one or more issues. We have filed our request for a permanent injunction against further infringing sales of Computer Motion’s AESOP and ZEUS products. In February 2003, the Court indicated that it would first address Computer Motion’s post-trial requests before deciding our request for a permanent injunction against Computer Motion. All proceedings in this suit have also now been stayed through August 31, 2003 as a result of the merger agreement between Computer Motion and Intuitive.

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

      In June 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, effective for the fiscal years beginning after December 31, 2002. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to follow the intrinsic value method prescribed by APB 25 in accounting for stock options, recognizing no compensation expense for options granted at or above market price. We adopted the provisions of SFAS 148 effective for the fiscal year ended December 31, 2002 and have complied with the amended disclosure requirements.

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

      On September 1, 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk’s patent rights. These patents concern methods and devices for “remote” surgery. In March 2001, Wilk withdrew its assertion of the ’015 patent against our company. On November 8, 2001, in response to a motion on one of Intuitive Surgical’s noninfringement defenses, the District Court granted summary judgment of noninfringement of the ’003 patent in our favor and dismissed Wilk’s complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

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

      Based on an estimated exchange ratio of approximately 0.52, we estimate that we will issue approximately 15.6 million shares of our common stock in the merger and upon completion of the merger, our current stockholders will own approximately 70% of the then outstanding shares of our common stock and former Computer Motion stockholders will own approximately 30% of the then outstanding shares of our common stock.

      In addition, based on the estimated exchange ratio of approximately 0.52, we estimate that we will reserve approximately 4.8 million shares of Intuitive Surgical common stock for future issuance in connection with Intuitive Surgical’s assumption of Computer Motion’s outstanding options and warrants (including out-of-the-money options and warrants), subject to proportional reduction in the event that the proposed reverse stock split is approved by our stockholders and implemented by our board of directors. The outstanding warrants of Computer Motion have a range of exercise prices. Holders of these warrants have the right to an adjustment in the exercise price of their warrants, and in some cases in the number of shares issuable upon exercise, if the warrant issuer sells shares in the future at prices below the exercise prices of the warrants. These anti-dilution protections may continue to apply after the merger and thus could result in additional dilution to stockholders of the combined company if we make future offerings of capital stock.

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

      The success of the merger will depend, in part, on the ability of the combined company to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of Computer Motion with the business of Intuitive Surgical. Our success in realizing these benefits and the timing of this realization depend upon the successful, rapid integration of the operations of Computer Motion with those of Intuitive Surgical. This integration will be a complex, costly and time-consuming process, and may not succeed as planned. The difficulties of combining the operations of the companies include, among other things:

•	coordinating and consolidating ongoing and future research and development efforts;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining existing strategic partners and attracting new strategic partners;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	integrating and managing the technologies and products of the two companies;

•	identifying and eliminating redundant and underperforming operations and assets;

•	using capital assets efficiently to develop the business of the combined company;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

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

      If the merger is not completed for any reason, Intuitive Surgical and Computer Motion and their stockholders will be subject to a number of material risks, including:

•	the provision in the merger agreement that, under specified circumstances, either Intuitive Surgical or Computer Motion could be required to pay the other a termination fee and expenses of up to an aggregate of $2.5 million;

•	the litigations between the two companies may resume;

•	Computer Motion would be required to repay to Intuitive Surgical all amounts loaned under the bridge loan facility within 120 days following termination of the merger agreement; — Computer Motion likely would not have sufficient cash to repay amounts loaned under the bridge loan, and Intuitive Surgical would be at risk that such bridge loan amounts would not be repaid unless Computer Motion were able to obtain alternative financing;

•	the market price of Intuitive Surgical common stock and Computer Motion common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

•	costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed;

•	benefits that Intuitive Surgical and Computer Motion expect to realize from the merger would not be realized; and

•	the diversion of management attention from the day-to-day businesses of the companies and the unavoidable disruption to their employees and customers during the period before completion of the merger may make it difficult for Intuitive Surgical and Computer Motion to regain their financial and market positions if the merger does not occur.

Sales by Intuitive Surgical stockholders or former Computer Motion stockholders could cause Intuitive Surgical’s common stock price to decline.

      The market price of Intuitive Surgical common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for the combined company to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of December 31, 2002, several entities beneficially owned more than 5% of the outstanding shares of Intuitive Surgical’s common stock, including Bear Stearns Asset Management, Allan G. Lozier, Investor (Guernsey) Limited, Merrill Lynch & Co., and PaTMarK Company, Inc. Assuming that the merger is completed, the former stockholders of Computer Motion will own approximately 30% of the combined company, subject to the assumptions and adjustments discussed elsewhere in this joint proxy statement/prospectus. In addition, holders of warrants to purchase up to 3.7 million shares of Computer Motion common stock will receive Intuitive Surgical warrants in exchange for their Computer Motion warrants in connection with the merger. Such warrant holders will have the right to include their shares in resale registration statements that we will be obligated to file on their behalf.

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

Item 7A:     Quantitative and Qualitative Disclosure About Market Risk

      We are subject to market risks related to currency and short-term interest rate fluctuations. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

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

      Fluctuations in interest rates would also impact interest expense on future fixed rate notes payable for equipment financing contracts, should we elect to finance future equipment purchases. The following table summarizes installment notes outstanding as of December 31, 2002 and the associated interest rates by year of maturity ($ in thousands):

		Weighted
	Outstanding	Average
Final Installment	December 31, 2002	Rate

2003	$42	5.4%
2004	1,475	8.7%
2005	1,832	7.2%

	$3,349	7.8%
Less current portion	1,511

Long-term portion	$1,838

      The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the U.S., we enter into transactions in other currencies, primarily the euro. On a limited basis, the Company uses forward foreign exchange contracts to reduce a portion of its exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. These contracts are typically short-term in nature (i.e., less than 6 months).

      For the years ended December 2002, 2001 and 2000, sales denominated in foreign currencies were 8%, 10% and 26%, respectively, of total sales. Of the sales denominated in foreign currencies in 2002, 2001 and 2000, the Company entered into forward foreign exchange contracts for 31%, 40% and 28%, respectively.

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

      The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company has not entered into any forward contracts since July 2002 and as of December 31, 2002 and 2001 the Company had no outstanding derivative instruments.

      Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal years 2002, 2001 and 2000.

      When entering into forward contracts during 2002, 2001 and 2000, we considered the historical trends in currency exchange rates and determined that it was reasonably possible that the euro exchange rate could decline by 10% in the near term. Such an adverse change, if not hedged, could have resulted in an adverse impact on income before taxes of approximately $200 thousand during each of 2002 and 2001. Based on these factors, we entered into forward contracts in efforts to reduce this exposure.

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

Summary Compensation Table

	Annual Compensation
				Securities
				Underlying
Name and Principal Position	Year	Salary	Bonus	Options

Lonnie M. Smith	2002	$354,000	$22,500	125,000
President and Chief Executive Officer	2001	350,000	—	150,000
	2000	325,000	—	—

Susan K. Barnes	2002	$225,833	$15,000	100,000
Senior Vice President and Chief Financial Officer	2001	220,000	37,989	100,000
	2000	202,500	36,000	5,000

Frederic H. Moll, M.D.	2002	$168,000	$—	50,000
Vice President and Medical Director	2001	210,000	—	85,000
	2000	205,000	—	—

Jerome J. McNamara	2002	$239,750	$136,000	75,000
Senior Vice President, Worldwide Sales	2001	190,000	96,661	60,000
	2000	162,500	13,000	5,000

Gary S. Guthart, Ph.D.	2002	$225,417	$15,000	75,000
Senior Vice President, Product Operations	2001	190,000	36,278	75,000
	2000	170,000	18,500	10,000

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

	Individual Grants

		Percentage of			Potential Realizable Value
	Number of	Total Options			at Assumed Annual Rates
	Securities	Granted to	Exercise		of Stock Price Appreciation
	Underlying	Employees in	Price		for Option Term
	Options	Fiscal Year	Per	Expiration
Name	Granted	2002	Share	Date	5%	10%

Lonnie M. Smith	125,000	6.3%	$9.25	02/01/12	$727,159	$1,842,765
Susan K. Barnes	75,000	3.8%	9.25	02/01/12	436,296	1,105,659
	25,000	1.3%	9.25	03/14/12	145,432	368,553
Frederic H. Moll, M.D.	50,000	2.5%	9.25	02/01/12	290,864	737,106
Jerome J. McNamara	50,000	2.5%	9.25	02/01/12	290,864	737,106
	25,000	1.3%	9.84	03/25/12	154,780	392,061
Gary S. Guthart, Ph.D.	75,000	3.8%	9.25	02/01/12	436,296	1,105,659

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

	Number of Shares	Percentage
Name and Address of Beneficial Owner(1)	Beneficially Owned(1)	Ownership(1)

5% STOCKHOLDERS
Bear Stearns Asset Management, Inc.(2)	3,241,000	8.8%
383 Madison Avenue, 29th Floor
New York, NY 10179
Investor (Guernsey) Limited	2,529,545	6.9%
National Westminster House
Le Truchot, St. Peter Port
Guernsey, Channel Islands, GY1 4PW
PatMarK Company, Inc.	2,287,500	6.2%
Suite 530
300 Delaware Ave
Wilmington, DE 19801
Merrill Lynch & Co., Inc.(3)	1,952,786	5.3%
(on behalf of Merrill Lynch Investment Managers
(“MLIM”))
World Financial Center, North Tower
New York, NY 10381
Allan G. Lozier	1,948,386	5.3%
6336 Pershing Dr
Omaha, NE 68110
DIRECTORS AND CORPORATE OFFICERS
Frederic H. Moll, M.D.(4)	1,413,716	3.8%
Lonnie M. Smith(5)	1,123,961	3.0
Susan K. Barnes(6)	316,380	*
Gary Guthart, Ph.D(7)	164,421	*
Russell C. Hirsch, M.D., Ph.D(8)	108,738	*
Scott S. Halsted(9)	99,328	*
Jerome J. McNamara(10)	91,353	*
Alan J. Levy, Ph.D.(11)	30,869	*
James A. Lawrence(12)	30,000	*
Richard J. Kramer(13)	24,000	*
All Named Executive Officers and Directors as a group	3,402,766	9.2%
(10 persons)

*	Represents less than 1% of the issued and outstanding shares

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

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Warrants Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	4,904,160 (1)	$7.24	7,109,891 (2)
Equity compensation plans not approved by security holders	—	$—	—
Total	4,904,160	$7.24	7,109,891

(1)	Includes (i) 4,814,160 shares of common stock issuable upon exercise of options granted under our 2000 Equity Incentive Plan, of which 2,194,494 shares were exercisable as of December 31, 2002, and

(ii) 90,000 shares of common stock under our 2000 Non-Employee Directors’ Stock Option Plan, of which 72,912 shares were exercisable as of December 31, 2002.

(2)	Includes (i) 5,744,842 shares of common stock available for issuance under our 2000 Equity Incentive Plan, (ii) 938,437 shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan, and (iii) 426,612 shares of common stock under our 2000 Non-Employee Directors’ Stock Option Plan.

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

•	Schedule II: Valuation and Qualifying Accounts.

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

      (c) Exhibits

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(3)	Agreement and plan of merger by and among Intuitive Surgical, Inc., Iron Acquisition Corporation and Computer Motion, Inc., dated as of March 7, 2003.
3.2	(1)	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.3	(1)	Bylaws of Registrant.
4.2	(1)	Specimen Stock Certificate.
4.3	(1)	Warrant to Purchase Shares of Common Stock, dated April 26, 2000.
10.1	(1)	Form of Indemnity Agreement.
10.2	(1)	2000 Equity Incentive Plan.
10.3	(1)	2000 Non-Employee Directors’ Stock Option Plan.
10.4	(1)	2000 Employee Stock Purchase Plan.
10.5	(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.
10.6	(1)	Equipment Financing Agreement (No. 10809), dated April 2, 1997, between the Registrant and Lease Management Services, Inc., and related addendums.
10.7	(1)	Security Agreement, dated May 20, 1999, between the Registrant and Heller Financial Leasing, Inc., and related amendments.
10.8	(1)	License Agreement, dated December 20, 1995, between the Registrant and SRI International.
10.9	(1)	License Agreement, dated December 29, 1997, between the Registrant and International Business Machines Corporation.
10.10	(1)	License Agreement, dated April 1, 1999, between the Registrant and Massachusetts Institute of Technology.
10.11	(1)	Lease, dated September 9, 1996, between the Registrant and Zappettini Investment Co.
10.12	(1)	Lease, dated February 5, 1997, between the Registrant and Zappettini Investment Co.
10.13	(1)	Employment Agreement, dated February 28, 1997, between the Registrant and Lonnie M. Smith.
10.14	(2)	Lease, dated July 16, 2001, between the Registrant and RNM Technology Drive, L.P.
23.1	(4)	Consent of Ernst & Young LLP, Independent Auditors.
99.1	(4)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	(4)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (333-33016)

(2)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(3)	Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K dated March 7, 2003.

(4)	Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)

By:	/s/ LONNIE M. SMITH

Lonnie M. Smith
President and Chief Executive Officer

May 30, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LONNIE M. SMITH Lonnie M. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2003

/s/ SUSAN K. BARNES Susan K. Barnes	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	May 30, 2003

/s/ SCOTT S. HALSTED Scott S. Halsted	Director	May 30, 2003

/s/ RUSSELL C. HIRSCH, M.D., PH.D Russell C. Hirsch, M.D., Ph.D.	Director	May 30, 2003

/s/ RICHARD J. KRAMER Richard J. Kramer	Director	May 30, 2003

James A. Lawrence	Director

/s/ ALAN J. LEVY Alan J. Levy, Ph.D.	Director	May 30, 2003

/s/ FREDERIC H. MOLL, M.D. Frederic H. Moll, M.D.	Vice President, Medical Director and Director	May 30, 2003

CERTIFICATIONS

I, Lonnie M. Smith, certify that:

      1.     I have reviewed this annual report on Form 10-K/ A of Intuitive Surgical, Inc.;

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

/s/ LONNIE M. SMITH

Lonnie M. Smith
Chief Executive Officer

May 30, 2003

I, Susan K. Barnes, certify that:

      1.     I have reviewed this annual report on Form 10-K/ A of Intuitive Surgical, Inc.;

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

May 30, 2003

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

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 31, 2003
Except for Note 1, as to which the date is
May 5, 2003

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share
	amounts)
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

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Sales	$72,022	$51,673	$26,624
Cost of sales	34,584	28,218	18,031

Gross profit	37,438	23,455	8,593
Operating costs and expenses:
Selling, general and administrative	40,864	29,987	19,136
Research and development	16,793	13,851	11,734

Total operating costs and expenses	57,657	43,838	30,870

Loss from operations	(20,219)	(20,383)	(22,277)
Interest income	2,040	3,909	4,266
Interest expense	(199)	(268)	(404)
Other income(expense)	(43)	42	(108)

Net loss	$(18,421)	$(16,700)	$(18,523)

Basic and diluted net loss per common share	$(0.51)	$(0.47)	$(0.78)

Shares used in computing basic and Diluted net loss per common share	36,458	35,815	23,796

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
								Other
					Additional			Comprehensive
	Preferred	Stock	Common S	Stock	Paid-In	Deferred	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total

	(In thousands, except share amounts)
Balances at December 31, 1999	19,134,375	$19	6,681,848	$7	$98,508	$(943)	$(75,147)	$(233)	$22,211

Issuance of Series F convertible preferred stock, net of issuance costs of $603	3,678,798	4	—	—	34,752	—	—	—	34,756
Conversion of preferred stock to common stock upon closing of IPO	(22,813,173)		22,813,173	23	—	—	—	—	—
Issuance of common stock upon closing of IPO, net of issuance costs of $4,972	—	—	5,750,000	6	46,778	—	—	—	46,784
Issuance of common stock upon exercise of options and warrants	—	—	467,770	—	912	—	—	—	912
Repurchase of common stock	—	—	(36,969)	—	(20)	—	—	—	(20)
Fair market value of warrants granted	—	—	—	—	1,720	—	—	—	1,720
Deferred compensation	—	—	—	—	4,063	(4,063)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,523	—	—	2,523
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	300	300
Change in unrealized gain (loss) on foreign exchange contracts	—	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	—	(18,523)	—	(18,523)

Comprehensive loss									(18,156)

Balances at December 31, 2000	—	—	35,675,822	36	186,713	(2,483)	(93,670)	134	90,730
Issuance of common stock upon exercise of options and warrants	—	—	569,989	—	2,314	—	—	—	2,314
Repurchase of common stock	—	—	(22,171)	—	(65)	—	—	—	(65)
Amortization of deferred compensation	—	—	—	—	—	1,597	—	—	1,597
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	560	560
Change in unrealized gain (loss) on foreign exchange contracts	—	—	—	—	—	—	—	(67)	(67)
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	—	(16,700)	—	(16,700)

Comprehensive loss									(16,283)

Balances at December 31, 2001	—	—	36,223,640	36	188,962	(886)	(110,370)	551	78,293
Issuance of common stock	—	—	491,807	—	2,060	—	—	—	2,060
Repurchase of common stock	—	—	(421)	—	(2)	—	—	—	(2)
Amortization of deferred compensation	—	—	—	—	—	663	—	—	663
Comprehensive loss:
Other comprehensive income (loss) — change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	996	996
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	91	91
Net loss	—	—	—	—	—	—	(18,421)	—	(18,421)

Comprehensive loss									(17,334)

Balances at December 31, 2002	—	$—	36,715,026	$36	$191,020	$(223)	$(128,791)	$1,638	$63,680

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities:
Net loss	$(18,421)	$(16,700)	$(18,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,106	2,337	1,595
Gain(loss) on sales of fixed assets	66	(11)	—
Amortization of deferred compensation	663	1,597	2,573
Amortization of intangible and other assets	780	778	584
Changes in operating assets and liabilities:
Accounts receivable	(3,639)	(6,804)	(4,400)
Prepaid and other assets	967	(1,423)	(1,124)
Inventory	(2,556)	(106)	(3,215)
Accounts payable	982	1,172	4,406
Accrued compensation and employee benefits	2,129	(72)	1,284
Warranty accrual	438	337	682
Other accrued liabilities	1,369	100	912
Accrued royalty expense	(1,000)	—	1,000
Deferred revenue	968	318	1,422

Net cash used in operating activities	(14,148)	(18,477)	(12,804)

Investing Activities:
Acquisition of property and equipment	(5,788)	(5,527)	(3,555)
Disposition of property and equipment	62	36	—
Acquisition of patents	(40)	—	(3,000)
Purchase of short-term investments	(14,525)	(59,910)	(70,096)
Proceeds from sales of short-term investments	21,216	35,990	6,900
Proceeds from maturities of short-term Investments	17,247	35,023	18,933

Net cash provided by (used in) investing Activities	18,172	5,612	(50,818)

Financing Activities:
Proceeds from issuance of preferred stock, net	—	—	34,756
Proceeds from issuance of common stock, net	2,060	2,314	47,696
Repurchase of common stock	(2)	(65)	(20)
Proceeds from notes payable	2,912	550	1,500
Repayment of notes payable	(1,965)	(2,028)	(1,759)

Net cash provided by financing activities	3,005	771	82,173

Effect of exchange rates on cash and cash equivalents	91	(76)	—
Net increase (decrease) in cash and cash Equivalents	7,120	(12,170)	18,551
Cash and cash equivalents, beginning of year	10,487	22,657	4,106

Cash and cash equivalents, end of year	$17,607	$10,487	$22,657

Supplemental Disclosure of Cash Flow Information:
Interest paid	$199	$268	$404

Issuance of warrants for license and services	$—	$—	$1,720

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Financial Instruments

      On a limited basis, the Company uses forward foreign exchange contracts to reduce a portion of its exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. These contracts are typically short-term in nature (i.e. less than 6 months). The Company has not designated any of its forward foreign exchange contracts for hedge accounting under FAS 133. The forward contracts, which have only nominal intrinsic value at the time of purchase, are denominated in the same foreign currency in which the sales are denominated. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized depending on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. During the years ended December 31, 2002 and 2001, the Company did not designate and qualify any forward contracts as part of a hedging relationship. Accordingly, changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings. All derivative instruments are recorded as either current assets or accrued liabilities in the balance sheet at fair value.

      The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments. The Company has not entered into any forward contracts since July 2002 and as of December 31, 2002 and 2001, the Company had no outstanding derivative instruments. For the years ended December 2002, 2001 and 2000, sales denominated in foreign currencies were 8%, 10% and 26%, respectively, of total sales. Of the sales denominated in foreign currencies in 2002, 2001 and 2000, the Company entered into forward foreign exchange contracts for 31%, 40% and 28%, respectively.

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Stock-Based Compensation

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”) as of December 31, 2002. In accordance with the provisions of SFAS 123 and 148, the Company applies the intrinsic value method prescribed by APB Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option grants to employees and directors with an exercise price equal to or in excess of the fair value of the shares at the date of grant. The Company accounts for stock awards granted to non-employees in accordance with SFAS 123 and related interpretations. Additional information regarding stock-based compensation is included in Note 9, Stockholders’ Equity. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

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

      The pro forma net loss and basic and diluted pro forma earnings per share information for the year ended December 31, 2002 in the table above have been restated to reflect the correction of a clerical error. The restatement increased pro forma net loss by approximately $5.0 million, and increased the pro forma basic and diluted net loss per share by $0.13.

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”, effective for the fiscal years beginning after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to follow the intrinsic value method prescribed by APB 25 in accounting for stock options, recognizing no compensation expense for options granted at or above market price. The company expects to begin interim reporting requirements for stock based compensation in 2003. The Company adopted the provisions of SFAS 148 effective for the fiscal year ended December 31, 2002 and has complied with the amended disclosure requirements.

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.     Net Loss Per Share

      The following table presents the computation of basic and diluted net loss per share (in thousands):

	Year Ended December 31,

	2002	2001	2000

Numerator used for basic and diluted net loss per common share	$(18,421)	$(16,700)	$(18,523)

Denominator used for basic and diluted net loss per common share:
Weighted-average shares outstanding	36,483	35,991	24,686
Less weighted-average shares subject to repurchase	(25)	(176)	(890)

Weighted-average shares used in computing basic and diluted net loss per common share	36,458	35,815	23,796

Basic and diluted net loss per common share	$(0.51)	$(0.47)	(0.78)

Potentially dilutive securities excluded from diluted net loss per share computation because they are anti-dilutive	4,925	3,432	2,381

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition and operating results. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter at this time and, therefore, cannot estimate the range of possible loss.

      On December 7 and 8, 2000, the U.S. Patent Office formally declared three interference proceedings between a single SRI patent application licensed to the Company and three of Computer Motion’s patents: Nos. 5,855,583, 5,878,193, and 5,907,664. An interference is a proceeding within the U.S. Patent Office to resolve questions regarding the patentability of inventions and who first invented subject matter claimed by two or more patents or patent applications. The Patent Office entered final judgment in each interference proceeding. In the interference involving the 5,878,193 patent, the PTO entered final judgment in the Company’s favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, image-based control of robotic surgical instruments is prior art to all of Computer Motion’s remaining patents, that the Company is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the three claims of the 5,878,193 patent. In the interference involving the 5,855,583 patent, the PTO again entered final judgment in the Company’s favor. Subject to review by or appeal to a federal court, which could reverse or modify any or all of the following, this judgment establishes that the disputed invention of, generally speaking, proportional movement of articulating robotic surgical instruments is prior art to all of Computer Motion’s remaining patents, that Intuitive is entitled to patent that invention for itself, and that Computer Motion is no longer entitled to any of the 15 claims of the 5,855,583 patent. In the interference involving the 5,907,664 patent, the PTO entered final judgment against us, deciding that the Company’s patent claim is unpatentable for noncompliance with the “written description” requirement of Title 35 of the U.S. Code. The PTO declined to decide our motion challenging the validity of certain claims of the ’664 patent, leaving that issue in question. This 5,907,664 patent was the subject of our first motion for summary judgment of noninfringement mentioned in the previous paragraph, which motion still has not been decided. In July 2002, Computer Motion filed suit against us in the U.S. District Court for the Central District of California to challenge the PTO’s two interference judgments in our favor. That suit is pending.

      In September 2000, the Company filed a Notice of Opposition in the European Patent Office (“EPO”) challenging European Patent No. 653,922, which was issued to Computer Motion in 1999 and is related to several of the patents now involved in the U.S. litigation and the interference proceedings. An opposition proceeding allows the EPO to determine whether the challenged patent should be revoked in its entirety, should be amended, or should remain unaltered. In its Notice of Opposition, the Company cited numerous prior art references not cited to the EPO during the ’922 patent’s original prosecution. An initial ruling in March 2002 indicated that the EPO was not then inclined to alter the ’922 patent in any way. However, during a hearing held in Germany on July 2, 2002, the EPO sanctioned Computer Motion for its “abuse” of the opposition process. As a result of Computer Motion’s actions, the preliminary EPO decision is mooted, both sides will now provide further written briefing and evidence on the substantive issues, and another hearing is anticipated for sometime later in 2003.

      On March 30, 2001, the Company and International Business Machines Corporation (“IBM”) jointly filed suit against Computer Motion in the U.S. District Court for the District of Delaware. The complaint alleges that by continuing to make, use, sell, and offer for sale its AESOP and ZEUS voice-controlled products, Computer Motion willfully infringes U.S. Patent No. 6,201,984. The complaint also impacted the HERMES product to the extent it interfaced with either the AESOP or ZEUS. The ’984 patent, which concerns various aspects of voice control of surgical instruments, issued to IBM in early March 2001 and is exclusively licensed to the Company. The ’984 patent predates by several years Computer Motion’s development of voice-controlled surgical robots. Trial was held in August 2002. After evidence and argument was presented, the seven-member Delaware jury returned a unanimous verdict in the Company’s favor, finding that Computer Motion had failed to prove any claim of the ’984 patent invalid and awarding us $4.4 million for damage caused by Computer Motion’s sales of its infringing AESOP and ZEUS products. In December 2002, the Court rejected Computer Motion’s final “prosecution laches” defense as inapplicable to the

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances presented by the Company’s patent. The suit is in the post-trial briefing phase. Computer Motion has filed three motions seeking to set aside the jury’s verdict, to reduce the damages awarded, and for a new trial on one or more issues. Intuitive has filed its request for a permanent injunction against further infringing sales of Computer Motion’s AESOP and ZEUS products. In February 2003, the Court indicated that it would first address Computer Motion’s post-trial requests before deciding the Company’s request for a permanent injunction against Computer Motion.

      On September 1, 2000, Brookhill-Wilk 1, LLC (“Wilk”) filed a lawsuit in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, the Company is infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk’s patent rights. These patents concern methods and devices for “remote” surgery. In March 2001, Wilk withdrew its assertion of the ’015 patent against Intuitive, leaving only the ’003 patent at issue in the suit. On November 8, 2001, the District Court granted summary judgment of noninfringement of the ’003 patent in the Company’s favor and dismissed Wilk’s complaint in its entirety. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. A decision on the substantive issue on appeal is expected sometime in the next year. The Company believes the appellate court will uphold the summary judgment of noninfringement. If the Company loses the appeal, the case will return for further proceedings in the District Court. The Company believes that it will prevail in Wilk’s suit and that it has multiple meritorious defenses to Wilk’s assertion of its ’003 patent. However, litigation is unpredictable and we may not prevail with any of our defenses or on appeal. If the Company ultimately loses Wilk’s suit, however, it will hurt our competitive position, may be costly to us and may prevent the Company from selling its products. In addition, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk’s patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk’s patents unless we can redesign them so they do not infringe Wilk’s patents, which we may be unable to do. In addition, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position. The Company cannot accurately predict the ultimate outcome of the litigation with Brookhill-Wilk 1 LLC and, therefore, cannot estimate the range of possible loss.

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Additional information concerning options outstanding at December 31, 2002 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$ 0.50 – 0.50	180,500	4.40	$0.50	180,500	$0.50
1.50 – 1.50	62,500	4.70	1.50	62,500	1.50
3.00 – 4.47	709,842	6.20	3.02	699,981	3.01
5.15 – 7.61	1,658,587	8.10	7.09	721,982	7.12
7.74 – 11.17	2,201,999	8.90	9.16	556,102	9.16
13.56 – 16.13	90,732	7.90	14.03	46,341	14.09

$ 0.50 – 16.13	4,904,160	8.00	$7.24	2,267,406	$5.81

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Cost and		at End
	of Year	Expenses	Deductions(1)	of Year

	(In thousands)
Allowance for doubtful accounts and returns:
Year ended December 31, 2002	$446	360	—	$806
Year ended December 31, 2001	$192	254	—	$446
Year ended December 31, 2000	$55	137	—	$192

(1)	Represents amounts written off or returned against the allowance or reserves, or returned against earnings.

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(3)	Agreement and plan of merger by and among Intuitive Surgical, Inc., Iron Acquisition Corporation and Computer Motion, Inc., dated as of March 7, 2003.
3.2	(1)	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.3	(1)	Bylaws of Registrant.
4.2	(1)	Specimen Stock Certificate.
4.3	(1)	Warrant to Purchase Shares of Common Stock, dated April 26, 2000.
10.1	(1)	Form of Indemnity Agreement.
10.2	(1)	2000 Equity Incentive Plan.
10.3	(1)	2000 Non-Employee Directors’ Stock Option Plan.
10.4	(1)	2000 Employee Stock Purchase Plan.
10.5	(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.
10.6	(1)	Equipment Financing Agreement (No. 10809), dated April 2, 1997, between the Registrant and Lease Management Services, Inc., and related addendums.
10.7	(1)	Security Agreement, dated May 20, 1999, between the Registrant and Heller Financial Leasing, Inc., and related amendments.
10.8	(1)	License Agreement, dated December 20, 1995, between the Registrant and SRI International.
10.9	(1)	License Agreement, dated December 29, 1997, between the Registrant and International Business Machines Corporation.
10.10	(1)	License Agreement, dated April 1, 1999, between the Registrant and Massachusetts Institute of Technology.
10.11	(1)	Lease, dated September 9, 1996, between the Registrant and Zappettini Investment Co.
10.12	(1)	Lease, dated February 5, 1997, between the Registrant and Zappettini Investment Co.
10.13	(1)	Employment Agreement, dated February 28, 1997, between the Registrant and Lonnie M. Smith.
10.14	(2)	Lease, dated July 16, 2001, between the Registrant and RNM Technology Drive, L.P.
23.1	(4)	Consent of Ernst & Young LLP, Independent Auditors.
99.1	(4)	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	(4)	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (333-33016)

(2)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(3)	Incorporated by reference to exhibits filed with the Registrant’s current report on Form 8-K dated March 7, 2003.

(4)	Filed herewith