Form 10-Q
period 2003-06-30
INTUITIVE SURGICAL INC
filed 2003-08-14
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      The Registrant had 26,692,575 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2003.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                              June 30,   December 31,
                                                               2003          2002
                                                           ------------  -----------
                                                           (Unaudited)   (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents.............................. $     17,681  $    17,607
  Short-term investments.................................       25,169       33,232
  Accounts receivable....................................       21,855       16,887
  Inventory, net.........................................       13,601        8,738
  Prepaid expenses.......................................        2,046        2,161
                                                           ------------  -----------
          Total current assets...........................       80,352       78,625
Property and equipment, net..............................       11,630       10,388
Intangible and other assets..............................       10,843        2,568
Goodwill.................................................      142,658           --
                                                           ------------  -----------
          Total assets...................................      245,483       91,581
                                                           ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $     17,204  $     9,282
  Accrued compensation and employee benefits.............        5,282        4,666
  Warranty accrual.......................................        2,005        2,269
  Restructuring accrual..................................        3,444           --
  Other accrued liabilities..............................        2,485        3,497
  Deferred revenue.......................................        7,131        4,838
  Current portion of notes payable.......................        1,244        1,511
                                                           ------------  -----------
          Total current liabilities......................       38,795       26,063
Long-term notes payable..................................        1,235        1,838
Deferred revenue.........................................          877           --
Commitments and contingencies............................           --           --
Stockholders' equity:
  Common stock, 100,000,000 shares authorized, $0.001
     par value, 26,643,541 and 18,357,513 shares
     issued and outstanding as of June 30, 2003
     (see Note 3) and December 31, 2002, respectively....           27           36
  Additional paid-in capital.............................      334,162      191,020
  Deferred compensation..................................         (434)        (223)
  Accumulated deficit....................................     (130,206)    (128,791)
  Accumulated other comprehensive income ................        1,027        1,638
                                                           ------------  -----------
          Total stockholders' equity.....................      204,576       63,680
                                                           ------------  -----------
          Total liabilities and stockholders' equity..... $    245,483  $    91,581
                                                           ============  ===========

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three Months Ended      Six Months Ended
                                                 June 30,                June 30,
                                           ----------------------  ----------------------
                                              2003        2002        2003        2002
                                           ---------- -----------  ---------- -----------
Sales:
  Products............................... $   19,231  $   18,243  $   36,666  $   31,700
  Services...............................      2,222       1,144       4,022       2,096
                                           ----------  ----------  ----------  ----------
Total sales..............................     21,453      19,387      40,688      33,796
Cost of sales:
  Products...............................      6,906       8,440      14,677      15,167
  Services...............................      1,000         785       1,967       1,565
                                           ----------  ----------  ----------  ----------
Total cost of sales......................      7,906       9,225      16,644      16,732
                                           ----------  ----------  ----------  ----------
    Gross profit.........................     13,547      10,162      24,044      17,064
                                           ----------  ----------  ----------  ----------
Operating costs and expenses:
  Selling, general and
   administrative........................      9,389       9,784      19,598      18,569
  Research and development...............      3,627       4,645       7,050       8,877
                                           ----------  ----------  ----------  ----------
    Total operating costs and
     expenses............................     13,016      14,429      26,648      27,446
                                           ----------  ----------  ----------  ----------
Income (loss) from operations............        531      (4,267)     (2,604)    (10,382)
Other income, net .......................        347         527       1,189       1,025
                                           ----------  ----------  ----------  ----------
Net income (loss)........................ $      878  $   (3,740) $   (1,415) $   (9,357)
                                           ==========  ==========  ==========  ==========
Net earnings (loss) per share:
  Basic ................................. $     0.05  $    (0.21) $    (0.08) $    (0.51)
                                           ==========  ==========  ==========  ==========
  Diluted ............................... $     0.05  $    (0.21) $    (0.08) $    (0.51)
                                           ==========  ==========  ==========  ==========
Shares used in computing net earnings
 (loss) per share:
  Basic..................................     18,580      18,192      18,506      18,173
                                           ==========  ==========  ==========  ==========
  Diluted................................     18,973      18,192      18,506      18,173
                                           ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                            For the Six Months
                                                             Ended June 30,
                                                         ------------------------
                                                            2003         2002
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net loss............................................... $    (1,415) $    (9,357)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................       1,777        1,409
  Loss on sales of fixed assets........................           5           64
  Amortization of deferred compensation and stock
    compensation.......................................         296          395
  Amortization of intangible and other assets..........         495          390
Changes in operating assets and liabilities, net of
 operating assets and liabilities:
  Accounts receivable..................................        (493)      (1,965)
  Prepaid expenses.....................................         384        1,429
  Inventory............................................        (191)      (1,048)
  Other assets.........................................        (827)          --
  Accounts payable.....................................          30         (267)
  Accrued compensation and employee benefits...........      (1,443)         969
  Warranty accrual.....................................        (564)         363
  Other accrued liabilities............................      (2,012)       1,447
  Accrued royalty expense..............................          --       (1,000)
  Deferred revenue.....................................         944         (164)
                                                         -----------  -----------
Net cash used in operating activities..................      (3,014)      (7,335)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (1,030)      (4,805)
Disposition of property and equipment..................           1           62
Acquisition of business, net of cash acquired..........      (4,088)          --
Purchase of short-term investments.....................      (2,934)      (8,491)
Proceeds from sales of short-term investments..........       5,444       21,216
Proceeds from maturities of short-term investments.....       5,097       12,108
                                                         -----------  -----------
Net cash provided by investing activities..............       2,490       20,090
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       1,629        1,089
Repurchase of common stock.............................          (6)          (1)
Proceeds from notes payable............................          --          950
Repayment of notes payable.............................        (870)      (1,359)
                                                         -----------  -----------
Net cash provided by financing activities..............         753          679
                                                         -----------  -----------
Foreign currency translation adjustments...............        (155)         (49)
                                                         -----------  -----------
Net increase in cash and cash equivalents..............          74       13,385
Cash and cash equivalents, beginning of period.........      17,607       10,487
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    17,681  $    23,872
                                                         ===========  ===========

Non-cash investing activity:
  Common stock issued in connection with acquisition of
    business........................................... $   141,437  $        --

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical," "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2002 were derived from the audited financial statements included in Intuitive Surgical, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2002 (the "Annual Report"). The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in the Annual Report. The results for the interim period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or future operating periods.

On June 30, 2003, Intuitive Surgical acquired Computer Motion, Inc. through the merger of Computer Motion with a wholly owned subsidiary of Intuitive Surgical. In the merger, each outstanding share of Computer Motion common stock was converted into 0.51426943 shares of Intuitive Surgical common stock and Intuitive Surgical assumed all of Computer Motion's outstanding options and warrants based on the same ratio, see "Note 3: Acquisition of Computer Motion, Inc."

The operations of Computer Motion, Inc. have been excluded from the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2003 and statements of cash flows for the six months ended June 30, 2003 as the acquisition was not consummated until June 30, 2003.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments which subject the Company to potential risk consist of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the six months ended June 30, 2003 and 2002, no customer accounted for more than 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, related instruments and accessories and service accounted for all of the Company's sales for the three months and six months ended June 30, 2003 and 2002. Purchases of key parts and components used to manufacture the Company's products are from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment, the development and marketing of products designed to provide the flexibility of open surgery while operating through ports. For the three months ended June 30, 2003, U.S. and international sales accounted for 70% and 30%, respectively, of total sales. For the three months ended June 30, 2002, U.S. and international sales accounted for 80% and 20%, respectively, of total sales.

NOTE 3. ACQUISITION OF COMPUTER MOTION, INC.

On June 30, 2003, the Company acquired all of the outstanding shares of Computer Motion, Inc. through a merger with a wholly owned subsidiary of Intuitive Surgical. In the merger, each outstanding share of Computer Motion common stock has converted into 0.51426943 shares of Intuitive Surgical common stock and Intuitive Surgical assumed all of Computer Motion's outstanding options and warrants to purchase Computer Motion common stock based on the same ratio. The acquisition of Computer Motion is intended to enhance the Company's combined competitive position in key industries, while strengthening its work force. It also eliminated ongoing intellectual property litigation between the two companies. The acquisition is intended to enable the Company to focus on strategic products and customers, achieve significant cost synergies and economies of scale and improve results of its combined application of robotics to minimally invasive surgery bringing benefits to patients, surgeons and medical centers throughout the world. The exchange ratio in the acquisition was derived from estimates of future revenue and earnings of the combined company, in addition to measuring the relative ownership of the combined company implied by their contributions. The purchase price of this acquisition was $148.6 million resulting from the issuance to Computer Motion stockholders the right to receive approximately 8.0 million shares of Intuitive Surgical common stock on June 30, 2003, after giving effect to the 1-for-2 stock reverse split effected on July 1, 2003 (the "Reverse Split), with a fair value of approximately $125.7 million, the assumption of options and warrants to purchase approximately 2.2 million shares of Intuitive Surgical common stock, after giving effect to the Reverse Split, with a Black-Scholes fair value of approximately $15.7 million, the funding of Computer Motion's second quarter operations through a working capital loan $5.3 million, and estimated direct transaction costs of $1.8 million. The fair value of the Company's common stock was derived using an average market price per share of the Company common stock of $7.82, which was based on the closing prices for a range of trading days prior to and including the date of the acquisition, June 30, 2003 (June 24, June 25, June 26, June 27, and June 30). The measurement date for this transaction was the June 30, 2003 closing date, as the number of shares to be issued to Computer Motion stockholders was not fixed until that date.

In accordance with SFAS No. 141, the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, "IPR&D," based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using preliminary estimates and assumptions provided by management. The goodwill recorded as a result of the acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, goodwill and purchased intangible assets with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

The total purchase price was comprised of the following (in thousands):

Value of Intuitive Surgical common stock issued....  $ 125,734
Assumption of Computer Motion warrants and options.     15,703
                                                      ---------
Total value of Intuitive Surgical securities.......    141,437

Direct transaction costs...........................      1,827
Bridge loan facility...............................      5,302
                                                      ---------
Total estimated purchase price.....................  $ 148,566
                                                      =========

The following purchase price allocation is preliminary, as future business results may differ from inherent estimates contained in the allocation, including employee severance costs, obligations related to exiting lease commitments, and other underlying assumptions. The total purchase price of has been allocated as follows (in thousands):

Cash and cash equivalents............... $    1,214
Accounts receivable, net................      4,476
Inventories, net........................      4,672
Prepaid and other assets................        269
Property, plant, and equipment..........      1,995
Other assets............................         70
Amortizable intangible assets:.
  Customer relationships................      1,300
  Developed and core technology.........      6,800
  Trademark.............................        200
  Internal use software.................        300
  In-process research and development...        100
Goodwill................................    142,658
Accounts and notes payable..............     (7,892)
Restructuring accrual...................     (3,444)
Other accrued liabilities...............     (2,361)
Deferred revenue........................     (2,225)
Deferred compensation...................        434
                                           ---------
Total purchase price.................... $  148,566
                                           =========

Goodwill

Of the total purchase price, $142.7 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes. In accordance with Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made. (See Note 7.)

Amortizable Intangible Assets

Of the total purchase price, approximately $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million.

Developed technology, which comprises products that have reached technological feasibility, includes most of Computer Motion's current products, including Aesop, Zeus, Socrates, and Hermes. The balance of developed technology will be amortized on a straight-line basis over a period of seven years, representing the weighted average of the remaining product lives of the developed technology.

Core technology represents the value of patents, processes, and trade secrets, including certain designs and product features that Intuitive may integrate into future products. Core technology will be amortized on a straight-line basis over a period of seven years.

Customer relationships represent the value of Computer Motion's relationships with existing customers and is valued based upon the fair value of future business with these customers. Customer lists and other intangible assets will be amortized on a straight line basis over a period of approximately seven years. (See Note 7.)

In-process research and development

Of the total purchase price, $0.1 million was allocated to in-process research and development. Projects which qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. IPR&D has been immediately, fully amortized into Intuitive Surgical's results for the three months ended June 30, 2003.

Deferred Compensation

Of the total purchase price, $0.4 million was allocated to deferred compensation for unvested options assumed, which represents the intrinsic value of unvested stock options for employees and fair value for non- employee. Deferred compensation will be amortized into expense over a three-year period using the graded vesting method.

Restructuring charges

Upon the consummation of the acquisition of Computer Motion, Intuitive's management approved plans to restructure the operations of the combined entity. The current restructuring plan provides for the elimination of redundant activities and infrastructure and will result in eliminating approximately 150 employees, or 75%, of the Computer Motion positions over the next six months with immediate severance payment. The plan includes vacating and subleasing 78% of the leased space in Goleta, California, consolidating European operations into a single site, and closing Computer Motion's Asia office,and transitioning to the Intuitive distribution sales model for the area. The Company will have a single sales and marketing organization and consolidate all manufacturing and administrative functions in Sunnyvale, California. Based upon this plan, the Company has recorded a $3.4 million accrual in accordance with EITF Issue 95-3 (EITF 95-3), "Recognition of Liabilities in Connection with a Purchase Business Combination." In accordance with EITF 95-3, the restructuring accrual has been recorded as a component of the purchase price. The accrual is comprised of $2.6 million for employee severance costs and $0.8 million to exit existing lease commitments, based upon total future lease commitments for facilities to be vacated of $2.6 million, offset by subleasing proceeds of $1.8 million. The Company has estimated vacancy periods of between 1 month and 3 years between exiting various sites and realizing subleasing proceeds.

Pro forma results of operations

The following unaudited pro forma financial information for the three and six months ended June 30, 2003 and June 30, 2002 give effect to the proposed merger of Intuitive Surgical and Computer Motion as if it had occurred on January 1, 2003 and January 1, 2002, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that Intuitive would have reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results or financial position of Intuitive Surgical.

                                   Three Months Ended          Six Months Ended
                                        June 30,                  June 30,
                                  ---------------------     ---------------------
                                    2003        2002          2003        2002
                                  ---------   ---------     ---------   ---------
Sales........................... $  25,297   $  23,969     $  51,098   $  43,803
Net loss........................ $ (10,357)  $ (10,114)    $ (21,868)  $ (21,197)
Net loss per share.............. $   (0.39)  $   (0.45)    $   (0.88)  $   (0.96)

NOTE 4. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at June 30, 2003 and December 31, 2002.

NOTE 5. SHORT-TERM INVESTMENTS

All short-term investments are classified as available- for-sale, and therefore, are carried at fair market value. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, all investments are classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair market value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities, together with amortization of premiums and discounts on debt securities, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 6. INVENTORY

Inventory consists of the following (in thousands):

                                  June 30,   December 31,
                                   2003          2002
                               ------------  ------------
Raw materials................ $      4,018  $      3,420
Work-in-process..............        3,312           780
Finished goods...............        6,271         4,538
                               ------------  ------------
                              $     13,601  $      8,738
                               ============  ============

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives can no longer be amortized; however, they will be tested for impairment at least annually (more frequently if certain indicators are present). Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made. Of the total purchase price, $142.7 million was allocated to goodwill and $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totalling $0.5 million.

Other purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six or seven years. At June 30, 2003, gross intangible assets totaled $13.4 million and related accumulated amortization was $2.6 million.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) consist of the following (in thousands):

                                           Three Months Ended    Six Months Ended
                                                  June 30,          June 30,
                                        --------------------  --------------------
                                           2003       2002       2003       2002
                                        ---------  ---------  ---------  ---------
Net income (loss)..................... $     878  $  (3,740) $  (1,415) $  (9,357)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.......................       (64)       (91)      (155)       (49)
  Change in unrealized gain (loss)
    on available-for-sale securities..       (15)       659       (456)       158
                                        ---------  ---------  ---------  ---------
Comprehensive income (loss)........... $     799  $  (3,172) $  (2,026) $  (9,248)
                                        =========  =========  =========  =========

The components of accumulated other comprehensive loss were as follows (in thousands):

                                           June 30,    December 31,
                                             2003         2002
                                          -----------  -----------
Accumulated net unrealized gain on
  available-for-sales securities........ $     1,167  $     1,623
Foreign currency translation
  adjustments...........................        (140)          15

Total accumulated other comprehensive     -----------  -----------
  income................................ $     1,027  $     1,638
                                          ===========  ===========

NOTE 9. NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

                                        Three Months Ended         Six Months Ended
                                             June 30,                 June 30,
                                     -------------------------  -------------------------
                                        2003         2002          2003         2002
                                     -----------  ------------  -----------  ------------
Numerator used for basic and
  diluted net earnings (loss) per
  common share..................... $       878  $     (3,740) $    (1,415) $     (9,357)
Denominator used for basic and
  diluted net earnings (loss)
  per common share:
  Weighted-average shares
    outstanding....................  18,584,894    18,206,725   18,511,514    18,188,968
  Less weighted-average
    shares subject to
    repurchase.....................      (4,758)      (15,284)      (5,863)      (16,252)
                                     -----------  ------------  -----------  ------------
  Weighted-average shares
    used in computing basic
    common share...................  18,580,136    18,191,441   18,505,651    18,172,716
                                     ===========  ============  ===========  ============
  Add common stock equivalents.....     392,593            --           --            --
  Weighted-average shares
    used in computing diluted
    common share...................  18,972,729    18,191,441   18,505,651    18,172,716
                                     ===========  ============  ===========  ============
Net earnings (loss) per common share:
  Basic............................ $      0.05  $      (0.21) $     (0.08) $      (0.51)
                                     ===========  ============  ===========  ============
  Diluted.......................... $      0.05  $      (0.21) $     (0.08) $      (0.51)
                                     ===========  ============  ===========  ============

Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2002 and the six months ended June 30, 2003 and 2002, as their inclusion would be anti- dilutive.

NOTE 10. PRODUCT WARRANTY PROVISIONS

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

The following table reconciles the changes to the product warranty liability for the period indicated (in thousands):

                                     Balance at                         Warranty   Balance at
                                     Beginning   Warranty   Warranties Assumed in   End of
                                     of Period     Usage    Expensed   Acquisition  Period
                                    -----------  ---------  ---------  ----------  ---------
Three months ended June 30, 2003.. $     2,100  $    (337) $     (58) $      300  $   2,005
Six months ended June 30, 2003.... $     2,269  $    (776) $     212  $      300  $   2,005

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company's product. The term of these agreements vary, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indeminification clauses and no liabilities have been recorded for this obligation on its balance sheets as of June 30, 2003 and December 31, 2002.

NOTE 11. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for stock option grants issued with an exercise price equal to the market value of the underlying stock on the date granted. The company has recorded stock-based compensation, primarily related to deferred compensation arising from the Company's initial public offering in 2000 and plans to record stock-based deferred compensation expense related to its acquisition of Computer Motion in June 2003. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                              Three Months Ended   Six Months Ended
                                                   June 30,            June 30,
                                              ------------------  -------------------
                                                2003      2002      2003       2002
                                              --------  --------  ---------  --------
Net income (loss), as reported.............. $    878  $ (3,740) $  (1,415) $ (9,357)
Add:  Total stock-based employee
  compensation expense included in
  reported net loss, net of $0 related tax..      141       181        296       395
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of $0 related tax effect..   (1,958)   (1,820)    (3,984)   (3,495)
                                              --------  --------  ---------  --------
Pro forma net income (loss)................. $   (939) $ (5,379) $  (5,103) $(12,457)
                                              ========  ========  =========  ========

Earnings (loss) per share:
  Basic and diluted - as reported........... $   0.05  $  (0.21) $   (0.08) $  (0.51)
  Basic and diluted - pro forma............. $  (0.05) $  (0.30) $   (0.28) $  (0.69)

NOTE 12. REVERSE STOCK SPLIT

Intuitive Surgical's stockholders approved a one-for-two reverse stock split (the"Reverse Split") on June 30, 2003 and it was executed on July 1, 2003. The par value of Intuitive's common stock after the Reverse Split remained at $0.001 per shares. The rights of the holders of these securities were not otherwise modified. All shares outstanding and earnings per share information for all periods presented in these financial statements give effect to the Reverse Split. All shares, per share and market price data related to Intuitive's common shares outstanding and under employee stock plans reflect the retroactive effects of the Reverse Split.

NOTE 13. REVENUE RECOGNITION

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

The Company's da Vinci Surgical System contains a software component. The Company believes that the software element in the da Vinci Surgical System is an incidental part of the system. The software element within the Company's product is not sold or marketed separately to customers and the software does not operate independently of the surgical system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to the surgical system as a whole and the software revenue guidance provided in SOP 97- 2 is not applicable to the Company's revenues.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since SFAS 146 does not involve an entity newly acquired in a business combination, the restructuring accrual, recorded as a component of the purchase price in connection with the acquisition was established based on the provisions of EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" and SFAS 146 did not impact the Company's results of operations or financial position during the six months ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. FIN 46 also requires consolidation of variable interest entities entered into prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 has not had an impact on the Company's financial position or results of operations during the six months ended June 30, 2003.

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

NOTE 15. CONTINGENCIES

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, the Company is infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against the Company. On November 8, 2001, in response to a motion on one of Intuitive Surgical's noninfringement defenses, the District Court granted summary judgment of noninfringement of the '003 patent in the Company's favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

On April 11, 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court. The Court of Appeals has since clarified its opinion in response to Intuitive Surgical's petition for rehearing. Upon remand, Intuitive Surgical intends to continue to vigorously defend its rights and, if necessary, is prepared to continue to dispute the meaning of other portions of the asserted claim language and to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. Intuitive Surgical believes that it will prevail in the litigation and that it has multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and Intuitive Surgical may not prevail. The case remains in its early stages of discovery in the District Court.

If the Company loses Wilk's suit against us, it will hurt our competitive position, may be costly and may prevent the Company from selling its products. If the Company loses the patent suit, it may need to obtain from Wilk a license to this technology to continue to market its products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm the Company's business. If Wilk is successful in its suit against the Company and is unwilling to grant a license, the Company may be required to stop selling its products that are found to infringe Wilk's patents unless the Company can redesign them so they do not infringe Wilk's patents, which it may be unable to do. In addition, the Company could be required to pay Wilk damages, including treble damages, which could be substantial and harm its financial position. Due to the inherent uncertainties of litigation, however, the Company cannot accurately predict the ultimate outcome of the litigation against Wilk at this time and, therefore, cannot estimate the range of possible loss.

During the second quarter 2003, two former patients of The Valley Hospital in New Jersey filed suit against The Valley Hospital, their surgeon(s) and Intuitive Surgical, Inc. alleging various harms caused during their earlier surgeries. Intuitive was named because the da Vinci System was utilized for a portion of the complained-of surgeries and a small portion of the tip of an EndoWrist instrument remained in each patient after each surgery. Each suit presents multiple claims variously alleging, among others, negligence, carelessness and/or recklessness by each defendant, that the da Vinci System was defectively designed and manufactured, that Intuitive failed to properly instruct and train its surgeon in its use, and that the defendants failed to properly apprise the patients of the risks involved. Each suit seeks an unspecified amount of general, special and punitive damages from the defendants, in addition to a request to recover the costs of suit and attorney fees. As each suit was just recently filed, both are in very early stages and discovery has not yet begun. Due to the inherent uncertainties of the litigation, and the early stage of this case, the Company cannot accurately predict the outcome of this litigation at this time and therefore, cannot estimate the range of possible loss.

The foregoing proceedings could be expensive to litigate, may be protracted and the Company's confidential information may be compromised. Whether or not the Company is successful in these lawsuits, these proceedings could consume substantial amounts of its financial and managerial resources. At any time, the other parties may file additional claims against the Company, or the Company may file claims against them, which could increase the risk, expense and duration of the litigations. For more information on the Company's litigation with Wilk, see "Part II-Item 1: Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "Intuitive," the "Company," "we," "us," and "our" refer to Intuitive Surgical, Inc.

This Management's Discussion and Analysis of Financial Condition as of June 30, 2003 and Results of Operations for the three month and six month periods ended June 30, 2003 and June 30, 2002 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Intuitive®, da Vinci®, InSite®, EndoWrist®, Zeus®, Hermes®, and Aesop® are registered trademarks of Intuitive Surgical, Inc.

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

In 1999, we obtained permission from the European Union to affix the CE Mark to the da Vinci Surgical System and EndoWrist instruments for general surgical and cardiac surgical use. Based on this approval, we recognized revenue for the first time in the second quarter of 1999 for the sale of our products. In July 2000, we received clearance from the U.S. Food and Drug Administration, or FDA, to begin commercialization of our da Vinci Surgical System in the United States for use in laparoscopic surgical procedures. In March 2001, we received clearance from the FDA for use of our da Vinci Surgical System in non-cardiac thoracoscopic surgical procedures. In May 2001, we received market clearance from the FDA to promote use of the da Vinci Surgical System for performance of laparoscopic radical prostatectomy procedures. In November 2002, we received clearance from the FDA for use of the da Vinci Surgical System in thoracoscopically- assisted cardiotomy procedures. In January 2003, we began promoting atrial septal defect closure surgery under the November 2002 cardiotomy clearance.

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. A small percentage of revenue comes from ongoing service of installed da Vinci Surgical Systems. Although we expect the majority of our revenues to continue to come from the sale of da Vinci Surgical Systems over the next few years, we believe that the percentage of revenue from our EndoWrist instruments and service will continue to increase. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate recurring revenue through sales of the EndoWrist instruments and accessories and ongoing service. The percentage of revenue derived from recurring instrument, accessory, and service revenue has grown from 20% for the quarter ended June 30, 2002 to 30% for the quarter ended June 30, 2003.

COMPUTER MOTION ACQUISITION

On June 30, 2003, the Company acquired Computer Motion, Inc. In this transaction, Computer Motion merged with a wholly owned subsidiary of Intuitive Surgical and each share of Computer Motion common stock was converted into 0.51426943 shares of Intuitive Surgical common stock. The total purchase price of the transaction was $148.6 million compared to $113.0 million presented on a pro forma basis in the Company's Registration Statement on Form S-4 filed with the SEC in connection with the transaction (the "pro forma") as if the transaction had closed as of March 31, 2003. The increase in purchase price resulted primarily from a rise in the Intuitive Surgical common stock price from $6.20 at the April 29, 2003 measurement date in the pro forma presentation to the $7.82 value used to measure the value of stock issued at the June 30, 2003 close date. The purchase price also increased $5.3 million to reflect funds loaned to Computer Motion during the second quarter of 2003 to fund its operations. The measurement date for this transaction was the June 30, 2003 closing date, as the number of shares to be issued to Computer Motion stockholders was not fixed until that date.

The following table compares the allocation of purchase price between the pro forma financial information presented in the Form S-4 and the actual transaction:

                                  Actual      Pro forma
                                 ---------    ---------
Tangible assets............... $      218    $  10,136
Intangible assets.............      8,700       32,400
Restructuring accrual.........     (3,444)          --
Deferred compensation.........        434          574
Goodwill......................    142,658       69,854
                                 ---------    ---------
Total purchase price.......... $  148,566    $ 112,964
                                 =========    =========

The tangible assets acquired were $9.9 million less than pro forma due primarily to Computer Motion's second quarter loss of $5.9 million and adjustments made to the fair value of Computer Motion's inventory and fixed asset historical balances. Intangible assets acquired were $23.7 million less than pro forma primarily due to lower developed and core technology valuations resulting from reduced business forecasts for the acquired Computer Motion Zeus product line. The restructuring accrual was recorded in the actual allocation, as management has now developed a restructuring plan with sufficient detail to record this reserve, primarily for employee severance pay and facility closure costs. Goodwill was higher than pro forma due to the combined impact of the rise in the purchase price and the changes in the other tangible and intangible assets acquired.

The current restructuring plan provides for the elimination of approximately 75% of the Computer Motion employees, exiting 78% of the space in Goleta, California, consolidating European operations into a single site, closing the Computer Motion's Asia office, and transitioning to the Intuitive distribution sales model for the area. The Company will have a single sales and marketing organization and consolidate all manufacturing and administrative functions in the Sunnyvale, California headquarters. Based on these plans, the Company projects to achieve annual pre-tax cost savings of at least $18 million to be phased in beginning in the third quarter of 2003. The Company estimates that approximately $12.0 million of those savings will result from a substantial reduction in headcount.

RESULTS OF OPERATIONS

Sales. Total sales for the three months ended June 30, 2003 were $21.5 million, up 11% from $19.4 million for the three months ended June 30, 2002. The increase in second quarter of 2003 sales was driven by continued recurring revenue growth, consisting of instruments, accessories, and service. Second quarter 2003 recurring revenue totaled $6.4 million, up $2.6 million over the prior year and up $1.0 million sequentially over the first quarter of this year. Higher recurring revenue was driven by growth in the installed base of da Vinci Surgical Systems and surgical procedures performed with the system. We shipped 14 da Vinci Surgical Systems during the second quarter of 2003, compared to 16 in the second quarter of 2002. During the second quarter 2003, we launched our fourth arm product, shipping 9 units during the quarter. Overall, second quarter 2003 system revenue was down slightly to $15.1 million, compared to $15.6 million for the second quarter of 2002. As of June 30, 2003, there were 177 cumulative da Vinci Surgical Systems shipped, compared to 118 as of June 30, 2002.

On a year to date basis, total sales for the six months ended June 30, 2003 were $40.7 million, up 20% from $33.8 million for the six months ended June 30, 2002. The increase was driven by continued growth in recurring revenue. Sales of instruments, accessories and service grew to $11.8 million for the first half of 2003 from $6.5 million for the first half of last year. Overall, system revenue for the first half of 2003 was $28.9 million, up $1.6 million from $27.3 million for the first half of 2002. The increase was due primarily to the second quarter of 2003 fourth arm sales. There were 28 da Vinci Surgical Systems shipped during the first half of 2003 compared to 29 last year.

Product sales for the three months ended June 30, 2003 of $19.2 million were up $1.0 million compared to $18.2 million for the three months ended June 30, 2002. The increase was primarily due to higher instrument and accessory sales, $1.5 million, resulting from a larger installed base of da Vinci Surgical Systems in 2003, offset by lower da Vinci Surgical System sales.

Product sales for the six months ended June 30, 2003 of $36.7 million were up $5.0 million compared to $31.7 million for the six months ended June 30, 2002. The increase was primarily due to higher instrument and accessory sales, $3.4 million, resulting from a larger installed base of da Vinci Surgical Systems in 2003 and additional system revenue of $1.6 million driven by incremental revenue derived from the fourth surgical arm system enhancement launched during the second quarter of 2003.

Service sales for the three months ended June 30, 2003 of $2.2 million were up $1.1 million from $1.1 million for the three months ended June 30, 2002. Service sales for the six months ended June 30, 2003 of $4.0 million were up $1.9 million from $2.1 million for the six months ended June 30, 2002. The year over year increases resulted from a larger base of da Vinci Surgical systems on annual service contracts.

Gross Profit. Total gross profit for the three months ended June 30, 2003 was $13.5 million, or 63.2% of sales, compared with $10.2 million, or 52.4% of sales for the three months ended June 30, 2002. The year- over-year improvement in gross profit resulted primarily from significantly lower product warranty costs resulting from system reliability improvements, improved factory productivity, and manufacturing overhead absorption timing.

Total gross profit for the six months ended June 30, 2003 was $24.0 million, or 59.1% of sales, compared with $17.1 million, or 50.5% of sales for the six months ended June 30, 2002. The year-over-year improvement in gross profit resulted primarily from significantly lower product warranty costs resulting from system reliability improvements and improved factory productivity.

Product sales gross profit percentage increased from 53.7% for the three months ended June 30, 2002 to 64.1% for the three months ended June 30, 2003. Product gross profit percentage increased from 52.2% for the six months ended June 30, 2002 to 60.0% for the six months ended June 30, 2003. The year over year increases resulted primarily from significantly lower warranty costs and improved factory productivity.

Service sales gross profit percentage increased from 31.4% for the three months ended June 30, 2002 to 55.0% for the three months ended June 30, 2003. Product gross profit percentage increased from 25.3% for the six months ended June 30, 2002 to 51.1% for the six months ended June 30, 2003. The year over year increases resulted primarily from lower per system service costs resulting from system reliability improvements and field service organization productivity gains.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2003 were $9.4 million, down 4% from $9.8 million for the three months ended June 30, 2002. The year-over-year decrease was primarily due to the decrease in litigation expenses of $1.4 million, offset by higher headcount and travel related costs associated with providing surgical and training support to a larger installed base of da Vinci Surgical Systems, a $0.5 million provision for bad debts related to accounts receivables acquired from Computer Motion and $0.1 million to record immediate expense recognition of the intangible in-process research and development acquired in the Computer Motion acquisition.

Selling, general and administrative expenses for the six months ended June 30, 2003 were $19.6 million, up 6% from $18.6 million for the six months ended June 30, 2002. The year-over-year increase was primarily due to higher headcount and travel related costs associated with supporting a larger installed base of da Vinci Surgical Systems of $0.9 million, bad debt expense of $0.5 million, offset by a $0.5 million insurance recovery recorded in the first quarter of 2003 related to the unauthorized purchases made in the third quarter of 2002. Please see "Part II. Item I. Legal Proceedings - Other Legal Matters."

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities and integrate the Computer Motion business.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2003 were $3.6 million, down 22% from $4.6 million for the three months ended June 30, 2002. The year- over-year decrease resulted primarily from lower second quarter 2003 project materials costs of $0.6 million and lower project consulting costs of $0.4 million.

Research and development expenses for the six months ended June 30, 2003 were $7.1 million, down 21% from $8.9 million for the six months ended June 30, 2002. The year-over-year decrease resulted primarily from lower project materials costs of $0.7 million and lower project consulting costs of $0.6 million, and deferred compensation of $0.1 million. The remainder of the decrease related to lower general operating expenses.

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies. Research and development costs are expensed as incurred. Research and development expenses are expected to increase in the future due to the impact of the acquisition of Computer Motion.

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expense. Non-cash deferred compensation expense included in research and development expenses was $0.1 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively. Non- cash deferred compensation expense included in selling, general and administrative expenses was $0.1 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively. Non-cash deferred compensation expense included in research and development expenses was $0.1 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.2 million and $0.1 million for the six months ended June 30, 2003 and 2002, respectively. Deferred compensation related to below market options granted prior to our initial public offering ($8.9 million) have now been fully amortized. In connection with our acquisition of Computer Motion, we recorded $0.4 million of deferred compensation on unvested options which will be amortized into compensation expense over a three year period beginning July 1, 2003 using the graded vesting method.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2003 was $0.3 million, down 0.2 million compared to $0.5 million for the three months ended June 30, 2002. The decrease resulted in reduced interest earnings on lower investment balances. Other income (expense) for the six months ended June 30, 2003 was $1.2 million, up $0.2 million compared to $1.0 million for the six months ended June 30, 2002. The increase resulted primarily from $0.5 million of gains realized during the first quarter of 2003 on sales of investment securities, partially offset by reduced interest earnings on lower investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed through the sales of our convertible preferred stock, yielding net proceeds of approximately $127.3 million, our initial public offering of 5,750,000 shares of our common stock, yielding approximately $46.8 million, and equipment financing arrangements, yielding approximately $10.5 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, at which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement.

As of June 30, 2003, we had working capital of $41.6 million, compared to $52.6 million as of December 31, 2002. The decrease during the first half of 2003 resulted primarily from the impact of the acquisition of Computer Motion, reflecting cash used to fund the second quarter 2003 Computer Motion operations of $5.3 million, establishment of a restructuring accrual of $3.4 million, and the negative fair value of working capital acquired of $1.0 million. The remainder of the decrease resulted primarily from our year to date net loss of $1.4 million.

Net cash provided by operating activities for the three months ended June 30, 2003 was $2.9 million, comprised primarily of our net income of $0.9 million, non-cash expenses of $1.3 million, and working capital provided of $0.7 million. Cash provided by operating activities was $3.2 million higher in the second quarter of 2003 compared to the second quarter of 2002 primarily due to higher 2003 net income.

Net cash used by operating activities for the six months ended June 30, 2003 was $3.0 million, comprised primarily of our net loss of $1.4 million, and working capital used of $4.2 million, offset by non-cash expenses of $2.6 million. Cash used by operating activities was $4.3 million less than in the first half of 2003 compared to the first half of 2002 primarily due to lower 2003 net loss of $7.9 million, offset by working capital used of $3.9 million.

Net cash used by investing activities was $7.7 million for the three months ended June 30, 2003, compared to $16.7 million provided for the three months ended June 30, 2002. Second quarter 2003 cash used in investing activities consisted of $4.1 million of net cash used to fund the operations of Computer Motion, $2.9 million to purchase short-term investments, and $0.7 million invested in property and equipment. Second quarter 2002 cash provided by investing activities consisted of $17.5 million of proceeds from sales and maturities of investments, offset by investments in property and equipment of $0.8 million.

Net cash provided by investing activities for the six months ended June 30, 2003 of $2.5 million was $17.6 million less than $20.1 million for the six months ended June 30, 2002 primarily due to lower net movement into cash from short-term investments of $17.2 million resulting from lower 2003 first half net loss and general timing of conversions into cash to support short-term liquidity.

Net cash used by financing activities was $0.2 million for the three months ended June 30, 2003, compared to $0.8 million for the three months ended June 30, 2002. This decrease resulted from lower long-term borrowing net proceeds of $0.4 million, offset by higher proceeds from issuance of common stock of $0.2 million. Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2003, compared to $0.7 million for the six months ended June 30, 2002. This decrease resulted from higher proceeds from issuance of common stock of $0.5 million, offset by lower long- term borrowing net proceeds.

We believe the Company has sufficient cash to complete the Computer Motion integration and reach sustained cash-positive operations. We ended our second quarter 2003 with $42.9 in total cash, cash equivalents, and short-term investments. Based upon our current business forecast and our restructuring plan, we expect year-end 2003 cash, cash equivalents, and short- term investments to total approximately $25.0 million by which time we expect to have substantially completed our integration activities, incurred most of our integration costs, and achieve cash positive operations. Our ability to achieve these goals is subject to economic conditions and unanticipated changes in business conditions, and therefore there can be no assurance that these results will be achieved.

Our capital requirements depend on numerous factors, including the effects of our recently completed merger with Computer Motion, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities and for other general corporate activities. We believe that our current cash and short- term investment balances, together with revenue to be derived from the sale of our products, will be sufficient to fund our future operations. However, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations by payment due date:

Payments by Periods (Millions)
Contractual Obligation	Total	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$ 2.6	$ 1.4	$ 1.2	$ -	$ -
Building lease	14.1	3.5	10.5	.1	-
Total	$ 16.7	$ 4.9	$ 11.7	$ .1	$ -

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon management estimates. Factors underlying these estimates include analysis of days outstanding, customer payment history and management judgment. The allowance is adjusted periodically to reflect current data, activity, and associated risks.

Inventory Reserves. We write our inventory down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write- downs may be required in the future.

Intangible Assets. We have intangible assets on our balance sheet related to the acquisition of Computer Motion and the acquisition of other patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles for impairment under established accounting guidelines is required on an ongoing basis. Changes in business conditions could potentially require future adjustments to asset valuations.

Goodwill. We have goodwill on our balance sheet relating to the acquisition of Computer Motion. Goodwill is recorded as the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, rather is tested for impairment at lease annually. In the event we determine that goodwill has been impaired, we will record an accounting charge for the impairment during the fiscal quarter in which the determination is made.

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
  actions relating to regulatory matters;
  the integration of Computer Motion with our company;
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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended June 30, 2003 and 2002, approximately 70% and 80%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. During the six months ended June 30, 2003 and 2002, approximately 71% and 81%, respectively, of our revenues came from the sales of da Vinci Surgical Systems During the three and six month periods ended June 30, 2003 and 2002, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH BROOKHILL-WILK 1, LLC THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS.

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

On April 11, 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court. The Court of Appeals has since clarified its opinion in response to Intuitive Surgical's petition for rehearing. Upon remand, we intend to continue to vigorously defend our rights and, if necessary, are prepared to continue to dispute the meaning of other portions of the asserted claim language and to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. We believe that we will prevail in the litigation and that we have multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and we may not prevail. The case remains in its early stages of discovery in the District Court.

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

The foregoing proceeding could be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in this lawsuit, the proceeding could consume substantial amounts of our financial and managerial resources. At any time, Wilk may file additional claims against our company, or we may file claims against Wilk, which could increase the risk, expense and duration of the litigations. For more information on our litigation with Wilk, see "Part II-Item 1: Legal Proceedings."

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

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us as Brookhill-Wilk 1, LLC has, our technical and management personnel will experience a significant diversion of time and effort and we will incur large expenses defending our company. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages, including treble damages, and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our patents from infringement or claims of invalidity or unenforceability, or to defend against allegations of infringement of third- party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could cause our stock price to decline.

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

IF INSTITUTIONS OR SURGEONS ARE UNABLE TO OBTAIN REIMBURSEMENT FROM THIRD- PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.

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

During the second quarter 2003, two former patients of The Valley Hospital in New Jersey filed suit against The Valley Hospital, their surgeon(s) and Intuitive Surgical, Inc. alleging various harms caused during their earlier surgeries. Intuitive was named because the da Vinci System was utilized for a portion of the complained-of surgeries and a small portion of the tip of an EndoWrist instrument remained in each patient after each surgery. Each suit presents multiple claims variously alleging, among others, negligence, carelessness and/or recklessness by each defendant, that the da Vinci System was defectively designed and manufactured, that Intuitive failed to properly instruct and train its surgeon in its use, and that the defendants failed to properly apprise the patients of the risks involved. Each suit seeks an unspecified amount of general, special and punitive damages from the defendants, in addition to a request to recover the costs of suit and attorney fees. As each suit was just recently filed, both are in very early stages and discovery has not yet begun.

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

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 30% of our sales for the three months ended June 30, 2003 and 20% for the three months ended June 30, 2002. Sales to markets outside of the United States accounted for approximately 24% of our sales for the six months ended June 30, 2003 and 17% for the six months ended June 30, 2002.

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

RISK FACTORS ASSOCIATED WITH OUR MERGER WITH COMPUTER MOTION

INTUITIVE SURGICAL AND COMPUTER MOTION EACH HAVE INCURRED SUBSTANTIAL LOSSES SINCE INCEPTION. THE MERGED COMPANY MAY NOT BE ABLE TO GENERATE OR RAISE SUFFICIENT CASH TO FUND OPERATIONS.

For the three months ended June 30, 2003 on a stand alone basis, we generated our first net profit of $0.9 million, while Computer Motions incurred a net loss of $5.9 million, including the benefit of a $4.4 million recovery of a litigation judgment accrual with Intuitive originally charged to expense in 2002. On a year-to date basis, Intuitive Surgical incurred a $1.4 million loss and Computer Motion incurred a net loss of $13.6 million, including the litigation judgment recovery. In addition, the integration of the two companies and the settlement of outstanding Computer Motion liabilities and commitments will require significant cash resources. While we expect that we have enough cash to integrate the companies and achieve profitable operations, the extent of our future losses and the timing of achieving profitability on a merged basis are highly uncertain, and we may never achieve profitable operations. If achieving profitable operations takes longer than planned, we will need to raise additional funds. We may not be able to obtain additional financing on favorable terms, or at all. If we are unable to generate sufficient capital to fund our operations and cannot raise it on acceptable terms, we may not be able to further develop, enhance or expand the market for our products and service, and the combined company could fail.

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

In addition, Computer Motion's products differ in substantial ways from Intuitive's products, and the companies rely on different distributors and sales channels to sell their products. Both Computer Motion and Intuitive Surgical are parties to existing distribution agreements that cannot be terminated prior to the end of their terms.

The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger, or whether the integration of Computer Motion with Intuitive Surgical will result in the realization of the full benefits anticipated by us from the merger.

SALES BY INTUITIVE SURGICAL STOCKHOLDERS OR FORMER COMPUTER MOTION STOCKHOLDERS COULD CAUSE INTUITIVE SURGICAL'S COMMON STOCK PRICE TO DECLINE.

The market price of our common stock could decline as a result of sales of a large number of shares in the market. These sales may also make it more difficult for the combined company to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock. As of June 30, 2003, Bear Stearns Asset Management beneficially owned more than 5% of the outstanding shares of our common stock. In connection with the acquisition, Intuitive Surgical assumed outstanding Computer Motion options and warrants and converted them into options and warrants to purchase approximately 2.2 million shares of Intuitive Surgical commons stock, including 1.4 million option shares, most of which fully vested upon completion of the merger. The employment of many of these employee option holders will be terminated as part of the Company's restructuring plan and will then have 90 days to exercise any outstanding options. After the merger closed, former stockholders of Computer Motion owned approximately 30% of our outstanding common stock.

CUSTOMER, SUPPLIER, AND EMPLOYEE UNCERTAINTY RELATED TO THE MERGER COULD HARM THE COMBINED COMPANY

Intuitive Surgical and Computer Motion customers and suppliers may, in response to the completion of the merger, delay purchasing or supply decisions or otherwise alter existing relationships with Intuitive Surgical or Computer Motion. These decisions or other adverse changes in the business relationships of Intuitive Surgical and Computer Motion with their respective customers and suppliers could adversely affect the business of the combined company. Similarly, current and prospective Computer Motion employees may experience uncertainty about their future as employees of the combined company until strategies with regard to Computer Motion are implemented. This may adversely affect the Company's ability to attract and retain, and may affect the performance during the transition period of, key management, sales, marketing and technical personnel.

THE CONVICTION OF ARTHUR ANDERSEN LLP ON OBSTRUCTION OF JUSTICE CHARGES MAY ADVERSELY AFFECT ARTHUR ANDERSEN'S ABILITY TO SATISFY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO COMPUTER MOTION AND MAY IMPEDE THE COMBINED COMPANY'S ACCESS TO CAPITAL MARKETS.

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

Should Intuitive Surgical seek to access the public capital markets, SEC rules will require Intuitive Surgical to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC's current rules would require Intuitive Surgical to present audited financial statements for one or more fiscal years audited by Arthur Andersen and use reasonable efforts to obtain its consent until the audited financial statements for the fiscal year ending December 31, 2004 become available. If prior to that time the SEC ceases accepting financial statements audited by Arthur Andersen, it is possible that the available audited financial statements for the years ended December 31, 2001 and December 31, 2000 audited by Arthur Andersen might not satisfy the SEC's requirements. In that case, Intuitive Surgical would be unable to access the public capital markets unless an independent accounting firm were able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on the combined company's business, profitability and growth prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 2000 initial public offering.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non- government debt securities. We classify our cash equivalents and marketable securities as "variable- rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average time to maturity of all of our investments as of June 30, 2003 was approximately 1.41 years. At June 30, 2003, approximately 31% of our investment portfolio was composed of investments with original maturities of one year or less.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BROOKHILL-WILK 1, LLC

On September 1, 2000, Brookhill-Wilk 1, LLC ("Wilk") filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing U.S. Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against our Company. On November 8, 2001, in response to a motion on one of Intuitive Surgical's noninfringement defenses, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit.

On April 11, 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court. The Court of Appeals has since clarified its opinion in response to Intuitive Surgical's petition for rehearing. Upon remand, Intuitive Surgical intends to continue to vigorously defend its rights and, if necessary, is prepared to continue to dispute the meaning of other portions of the asserted claim language and to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. Intuitive Surgical believes that it will prevail in the litigation and that it has multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and Intuitive Surgical may not prevail. The case remains in its early stages of discovery in the District Court.

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

OTHER LEGAL MATTERS

In September 2002, we discovered that one of our employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of the Company's management. This matter was investigated by law enforcement authorities and Company advisors. We have since terminated this employee's employment and have taken actions intended to ensure that no similar incidents can occur in the future, including implementing additional controls relating to our cash disbursement process. In addition, we are seeking to recover our loss. We have filed a claim with our insurance carrier, from which we received proceeds of $500,000, and filed suit against the sellers of the administrative supplies in December 2002. Our complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organization ("RICO") Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the unauthorized purchase of office supplies, and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. Our suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In January 2003, we amended our complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5. The amended complaint reiterates our claim to recover actual and treble damages, costs and attorney fees. Discovery has not yet begun. Defendants have demurred to the complaint, alleging that the complaint does not contain sufficiently pled information to support each of Intuitive's causes of action. The Court will resolve the demurrer before the case continues.

During the second quarter 2003, two former patients of The Valley Hospital in New Jersey filed suit against The Valley Hospital, their surgeon(s) and Intuitive Surgical, Inc. alleging various harms caused during their earlier surgeries. Intuitive was named because the da Vinci System was utilized for a portion of the complained-of surgeries and a small portion of the tip of an EndoWrist instrument remained in each patient after each surgery. Each suit presents multiple claims variously alleging, among others, negligence, carelessness and/or recklessness by each defendant, that the da Vinci System was defectively designed and manufactured, that Intuitive failed to properly instruct and train its surgeon in its use, and that the defendants failed to properly apprise the patients of the risks involved. Each suit seeks an unspecified amount of general, special and punitive damages from the defendants, in addition to a request to recover the costs of suit and attorney fees. As each suit was just recently filed, both are in very early stages and discovery has not yet begun.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 30, 2003, the stockholders of Intuitive Surgical, Inc.:

  Approved the issuance of Intuitive Surgical common stock, par value $0.001, pursuant to the agreement and plan of merger, dated March 7, 2003, by and among Intuitive Surgical, Intuitive Merger Corporation and Computer Motion, Inc. The voting results were 21,293,411 - For; 24,373 - Against; and 13,159,259 - Abstained.

  Approved an amendment to Intuitive Surgical's Amended and Restated Certification of Incorporation to effect a 1-for-2 reverse stock split of Intuitive Surgical's common stock. The voting results were 33,912,057 - For; 439,389 - Against; and 125,597 - Abstained.

  Elected Lonnie M. Smith, Richard J. Kramer, and James A. Lawrence to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2006. The following table sets forth the votes for each director:

	Votes For	Withheld
Lonnie M. Smith	34,451,360	25,683
Richard J. Kramer	34,434,375	42,668
James A. Lawrence	31,913,499	2,563,544

  Amended Intuitive Surgical's 2002 Non-Employee Directors' Stock Option Plan to increase the annual stock option grant for non-employee directors from 5,000 to 10,000 shares, to provide for an additional annual grant of options to purchase 5,000 shares to committee chairs and to amend the automatic share increase provision. The voting results were 15,246,601 - For; 6,058,432 - Against; and 13,172,010 - Abstained.

  Ratified the selection of Ernst & Young, LLP as the Company's independent auditors for the current fiscal year ending December 31, 2003. The voting results were 34,294,312 - For; 164,421 - Against; and 18,310 - Abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description
31	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

 (b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on April 24, 2003 (File No. 000- 30713).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002