Form 10-Q
period 2003-09-30
INTUITIVE SURGICAL INC
filed 2003-11-14
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      The Registrant had 32,212,144 shares of Common Stock, $0.001 par value per share, outstanding as of November 5, 2003.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                            September 30,December 31,
                                                               2003          2002
                                                           ------------  -----------
                                                           (Unaudited)   (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents.............................. $     12,478  $    17,607
  Short-term investments.................................       22,971       33,232
  Trade receivables, net.................................       23,656       16,887
  Inventory, net.........................................       12,746        8,738
  Prepaid expenses.......................................        2,983        1,912
                                                           ------------  -----------
          Total current assets...........................       74,834       78,376
Property and equipment, net..............................       10,688       10,388
Intangible assets, net...................................        9,917        2,568
Goodwill.................................................      142,995           --
Other assets.............................................          330          249
                                                           ------------  -----------
          Total assets...................................      238,764       91,581
                                                           ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $     11,420  $     9,282
  Accrued compensation and employee benefits.............        5,248        4,666
  Warranty accrual.......................................        1,331        2,269
  Restructuring accrual..................................        1,332           --
  Other accrued liabilities..............................        2,629        3,497
  Deferred revenue.......................................        8,824        4,638
  Current portion of notes payable.......................        1,156        1,511
                                                           ------------  -----------
          Total current liabilities......................       31,940       25,863
Long-term notes payable..................................          950        1,838
Deferred revenue.........................................        1,227          200
Commitments and contingencies............................           --           --
Stockholders' equity:
  Preferred stock, 2,500,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of September 30, 2003 and
     and December 31, 2002, respectively.................           --           --
  Common stock, 100,000,000 shares authorized, $0.001
     par value, 27,152,326 and 18,357,513 shares
     issued and outstanding as of September 30, 2003
     and December 31, 2002, respectively.................           27           18
  Additional paid-in capital.............................      337,738      191,038
  Deferred compensation..................................         (375)        (223)
  Accumulated deficit....................................     (133,559)    (128,791)
  Accumulated other comprehensive income ................          816        1,638
                                                           ------------  -----------
          Total stockholders' equity.....................      204,647       63,680
                                                           ------------  -----------
          Total liabilities and stockholders' equity..... $    238,764  $    91,581
                                                           ============  ===========

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2003        2002        2003        2002
                                               ---------- -----------  ---------- -----------
Sales:
  Products................................... $   20,651  $   15,723  $   57,317  $   47,424
  Services...................................      2,742       1,358       6,764       3,453
                                               ----------  ----------  ----------  ----------
Total sales..................................     23,393      17,081      64,081      50,877
Cost of sales:
  Products...................................      9,398       7,499      24,075      22,666
  Services...................................      1,009         841       2,976       2,406
                                               ----------  ----------  ----------  ----------
Total cost of sales..........................     10,407       8,340      27,051      25,072
                                               ----------  ----------  ----------  ----------
    Gross profit.............................     12,986       8,741      37,030      25,805
                                               ----------  ----------  ----------  ----------
Operating costs and expenses:
  Selling, general, and administrative.......     12,242      11,693      31,840      30,262
  Research and development...................      4,407       3,890      11,457      12,767
                                               ----------  ----------  ----------  ----------
    Total operating costs and
     expenses................................     16,649      15,583      43,297      43,029
                                               ----------  ----------  ----------  ----------
Loss from operations.........................     (3,663)     (6,842)     (6,267)    (17,224)
Other income, net ...........................        310         378       1,499       1,403
                                               ----------  ----------  ----------  ----------
Net loss..................................... $   (3,353) $   (6,464) $   (4,768) $  (15,821)
                                               ==========  ==========  ==========  ==========

Basic and diluted net loss per common share . $    (0.12) $    (0.35) $    (0.22) $    (0.87)
                                               ==========  ==========  ==========  ==========
Shares used in computing basic and diluted
  net loss per common share..................     26,878      18,250      21,296      18,199
                                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                            For the Nine Months
                                                             Ended September 30,
                                                         ------------------------
                                                            2003         2002
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net loss............................................... $    (4,768) $   (15,821)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.........................................       3,021        2,247
  Loss on sales of fixed assets........................           5           64
  Amortization of deferred compensation and stock
    compensation.......................................         379          543
  Amortization/Impairment of intangible assets.........       1,350          584
Changes in operating assets and liabilities:
  Trade receivable.....................................      (2,294)      (5,796)
  Prepaid expenses.....................................        (823)       1,106
  Inventory............................................         664       (3,689)
  Other assets.........................................          11           --
  Accounts payable.....................................      (5,754)         799
  Accrued compensation and employee benefits...........      (1,477)       1,520
  Warranty accrual.....................................      (1,238)         648
  Restructuring accrual................................      (2,112)          --
  Other accrued liabilities............................        (868)       1,530
  Accrued royalty expense..............................          --       (1,000)
  Deferred revenue.....................................       2,987          645
                                                         -----------  -----------
Net cash used in operating activities..................     (10,917)     (16,620)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (1,914)      (5,228)
Disposition of property and equipment..................         192           62
Acquisition of business, net of cash acquired..........      (5,861)          --
Purchase of short-term investments.....................      (5,966)     (11,527)
Proceeds from sales of short-term investments..........      10,674       21,216
Proceeds from maturities of short-term investments.....       4,899       17,167
                                                         -----------  -----------
Net cash provided by investing activities..............       2,024       21,690
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       5,181        1,948
Repurchase of common stock.............................          (6)          (1)
Proceeds from notes payable............................          --        2,338
Repayment of notes payable.............................      (1,243)      (1,562)
                                                         -----------  -----------
Net cash provided by financing activities..............       3,932        2,723
                                                         -----------  -----------
Foreign currency translation adjustments...............        (168)          60
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...      (5,129)       7,853
Cash and cash equivalents, beginning of period.........      17,607       10,487
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    12,478  $    18,340
                                                         ===========  ===========

Non-cash investing activity:
  Common stock issued in connection with acquisition of
    business........................................... $   141,437  $        --

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical, " "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2002 were derived from the audited financial statements included in Intuitive Surgical, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2002, or the Annual Report. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in the Annual Report. The results for the interim period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or future operating periods. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

On June 30, 2003, Intuitive Surgical acquired Computer Motion, Inc. through the merger of Computer Motion with a wholly owned subsidiary of Intuitive Surgical. In the merger, each outstanding share of Computer Motion common stock was converted into 0.51426943 shares of Intuitive Surgical common stock and Intuitive Surgical assumed all of Computer Motion's outstanding options and warrants based on the same ratio. See "Note 3: Acquisition of Computer Motion, Inc."

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," Intuitive Surgical, Inc. has included in its results of operations the results of Computer Motion, Inc. from its date of acquisition, June 30, 2003.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

In certain cases, revenue from direct system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective July 1, 2003, the Company adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service, installation, and training. Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, the Company recognizes revenue for system sales when delivery and acceptance occurs, for installation and training when the services are rendered, and for service ratably over the service period, which is generally one year.

Upon adoption of the provisions of EITF 00-21, the Company deferred approximately $1.7 million of revenue related to the fair value of the first year service for system sales delivered during the third quarter of 2003. This amount will be recognized as service revenue on a straight-line basis over the related service period, which is generally one year. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted.

The Company's distributors do not have price protection rights. One of the Company's distributors has return rights under limited circumstances. Such rights are accounted for under the provisions of SFAS No. 48, "Revenue Recognition When Right of Return Exists."

Revenue from sales of instruments and accessories is recognized upon delivery. Revenue related to future commitments under separately priced service contracts is deferred and recognized ratably over the service period. All costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

Amounts billed in excess of revenue recognized are included as deferred revenue in the condensed consolidated balance sheets.

The Company's da Vinci Surgical System, Hermes Control Center and AESOP Endoscope Positioner contain a software component. The Company believes that this software element is an incidental part of each system. The software element within the Company's products is not sold or marketed separately to customers, and the software does not operate independently of each system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to each system as a whole and the software revenue guidance provided in SOP 97-2 is not applicable to the Company's revenues.

Stock-Based Compensation

The Company applies Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for stock option grants issued with an exercise price equal to the market value of the underlying stock on the date granted. The Company has recorded stock-based compensation, primarily related to deferred compensation arising from the Company's initial public offering in 2000 and its acquisition of Computer Motion in June 2003. As required under Statement of Financial Accounting Standards Board, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has provided the following pro forma net loss and pro forma net loss per share disclosures for stock-based awards as if the fair value-based method defined in SFAS 123, "Accounting for Stock-Based Compensation," had been applied (amounts in thousands, except per share amounts):

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                 ------------------  -------------------
                                                   2003      2002      2003       2002
                                                 --------  --------  ---------  --------
Net loss, as reported.......................... $ (3,353) $ (6,464) $  (4,768) $(15,821)
Add:  Total stock-based employee
  compensation expense included in reported
  net loss, net of $0 related tax effect.......       83       148        379       543
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of $0 related tax effect.....   (2,123)   (1,875)    (6,107)   (5,370)
                                                 --------  --------  ---------  --------
Pro forma net loss............................. $ (5,393) $ (8,191) $ (10,496) $(20,648)
                                                 ========  ========  =========  ========

Loss per share:
  Basic and diluted - as reported.............. $  (0.12) $  (0.35) $   (0.22) $  (0.87)
  Basic and diluted - pro forma................ $  (0.20) $  (0.45) $   (0.49) $  (1.13)

The fair value for each stock option award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     -------------------   --------------------
                                        2003       2002       2003       2002
                                     ---------  --------   ---------  ---------
Stock Option Plans:
   Average risk free interest rate.     2.52%    3.90%      2.51%     3.90%
   Average expected life (years)...      4.0       4.0         4.0        4.0
   Volatility......................       80%      80%        80%       80%

Stock Purchase Plan:
   Average risk free interest rate.     1.21%    1.71%      1.48%     1.71%
   Average expected life (years)...      0.5       0.5         0.5        0.5
   Volatility......................       48%      48%        48%       48%

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since SFAS 146 does not involve an entity newly acquired in a business combination, the restructuring accrual, recorded as a component of the purchase price in connection with the acquisition of Computer Motion (Note 3), was established based on the provisions of EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" and, therefore, SFAS 146 has not had an impact on the Company's results of operations or financial position during the nine months ended September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. FIN 46 also requires consolidation of variable interest entities entered into prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. However, the FASB issued a subsequent FASB Staff position that delays this requirement until the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 has not had an impact on the Company's financial position or results of operations during the nine months ended September 30, 2003. The Company is currently evaluating the possible impact of the adoption of FIN 46 for potential variable interest entities entered into prior to January 31, 2003.

In October 2002, the Emerging Issues Task Force reached consensus on issue 00-21, or EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The principles and application guidance of EITF 00-21 should be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective July 1, 2003, the Company prospectively adopted the provisions of EITF 00-21.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments which subject the Company to potential risk consist of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the nine months ended September 30, 2003 and 2002, no customer accounted for more than 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, Hermes Control Center, AESOP Endoscope Positioner and related instruments, accessories and service, accounted for all of the Company's product sales for the three months and nine months ended September 30, 2003 and 2002. Purchases of key parts and components used to manufacture the Company's products are from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment, the development and marketing of products designed for use in surgery. For the three months ended September 30, 2003, U.S. and international sales accounted for 86% and 14%, respectively, of total sales. For the three months ended September 30, 2002, U.S. and international sales accounted for 90% and 10%, respectively, of total sales.

NOTE 3. ACQUISITION OF COMPUTER MOTION, INC.

On June 30, 2003, the Company acquired all of the outstanding shares of Computer Motion, Inc. through a merger of Computer Motion with a wholly owned subsidiary of Intuitive Surgical. In the merger, each outstanding share of Computer Motion common stock has converted into 0.51426943 shares of Intuitive Surgical common stock and Intuitive Surgical assumed all of Computer Motion's outstanding options and warrants to purchase Computer Motion common stock based on the same ratio. The acquisition of Computer Motion is intended to enhance the Company's combined competitive position in key industries, while strengthening its work force. It also eliminated ongoing intellectual property litigation between the two companies. The acquisition is intended to enable the Company to focus on strategic products and customers, achieve significant cost synergies and economies of scale and improve results of its combined application of robotics to minimally invasive surgery bringing benefits to patients, surgeons and medical centers throughout the world. The exchange ratio in the acquisition was derived from estimates of future revenue and earnings of the combined company, in addition to measuring the relative ownership of the combined company implied by their contributions. The purchase price of this acquisition was $148.5 million resulting from the issuance to former Computer Motion stockholders the right to receive approximately 8.0 million shares of Intuitive Surgical common stock on June 30, 2003, after giving effect to the 1-for-2 stock reverse split effected on July 1, 2003, or the Reverse Split, with a fair value of approximately $125.7 million, the assumption of options and warrants to purchase approximately 1.4 million and 0.7 million shares, respectively, of Intuitive Surgical common stock at weighted average exercise prices of $13.68 and $20.52, after giving effect to the Reverse Split, with an aggregate Black-Scholes fair value of approximately $15.7 million, the funding of Computer Motion's second quarter operations through a working capital loan in the amount of $5.3 million, and estimated direct transaction costs of $1.8 million. The fair value of the Company's common stock was derived using an average market price per share of the Company's common stock of $15.64, after giving effect to the 1-for-2 stock reverse split effected on July 1, 2003, which was based on the closing prices for a range of trading days prior to and including the date of the acquisition, June 30, 2003 (June 24, June 25, June 26, June 27, and June 30). The measurement date for this transaction was the June 30, 2003 closing date, as the number of shares to be issued to Computer Motion stockholders was not fixed until that date.

In accordance with SFAS No. 141, the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The goodwill recorded as a result of the acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, goodwill and purchased intangible assets with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives. (See Note 7.)

The total purchase price was comprised of the following (in thousands):

Value of Intuitive Surgical common stock issued....  $ 125,734
Assumption of Computer Motion warrants and options.     15,703
                                                      ---------
Total value of Intuitive Surgical securities.......    141,437

Direct transaction costs...........................      1,774
Bridge loan facility...............................      5,302
                                                      ---------
Total estimated purchase price.....................  $ 148,513
                                                      =========

At September 30, 2003, the Company decreased its valuation of the net property, plant, and equipment acquired by $0.4 million, with an offsetting increase to goodwill, based on updated information relating to assumptions made in the Company's purchase price allocation. The following purchase price allocation is preliminary, as future business results may differ from inherent estimates contained in the allocation, including employee severance costs, obligations related to exiting lease commitments, and other underlying assumptions. The total purchase price has been allocated as follows (in thousands):

Cash and cash equivalents............... $    1,214
Accounts receivable, net................      4,476
Inventories, net........................      4,672
Prepaid and other assets................        269
Property, plant, and equipment..........      1,605
Other assets............................         70
Amortizable intangible assets:.
  Customer relationships................      1,300
  Developed and core technology.........      6,800
  Trademark.............................        200
  Internal use software.................        300
  In-process research and development...        100
Goodwill................................    142,995
Accounts and notes payable..............     (7,892)
Restructuring accrual...................     (3,444)
Other accrued liabilities...............     (2,361)
Deferred revenue........................     (2,225)
Deferred compensation...................        434
                                           ---------
Total purchase price.................... $  148,513
                                           =========

Goodwill

Of the total purchase price, $143.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made. (See Note 7.)

Amortizable Intangible Assets

Of the total purchase price, approximately $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million. (See Note 7.)

Developed technology, comprised of products that have reached technological feasibility, includes most of Computer Motion's current products, including Aesop, Zeus, Socrates, and Hermes. Developed technology will be amortized on a straight-line basis over a period of seven years, representing the weighted average of the remaining product lives of the developed technology.

Core technology represents the value of patents, processes, and trade secrets, including certain designs and product features that Intuitive may integrate into future products. Core technology will be amortized on a straight-line basis over a period of seven years.

Customer relationships represent the value of Computer Motion's relationships with existing customers and is valued based upon the fair value of future business with these customers. Customer relationships and other intangible assets will be amortized on a straight line basis over a period of approximately seven years.

In-process research and development

Of the total purchase price, $0.1 million was allocated to in-process research and development. Projects which qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. IPR&D was immediately, fully amortized into Intuitive Surgical's results for the three months ended June 30, 2003.

Deferred Compensation

Of the total purchase price, $0.4 million was allocated to deferred compensation for unvested options assumed, which represents the intrinsic value of unvested stock options for employees and fair value for non-employees. Deferred compensation will be amortized into expense for approximately three years using the graded vesting method.

Restructuring charges

Upon the consummation of the acquisition of Computer Motion, Intuitive's management approved plans to restructure the operations of the combined entity. The current restructuring plan provides for the elimination of redundant activities and infrastructure and will result in eliminating approximately 150 employees, or 75%, of the Computer Motion positions by December 31, 2003 generally with immediate severance payment upon termination. The plan includes vacating and subleasing 78% of the leased space in Goleta, California, consolidating European operations into a single site, and closing Computer Motion's Asia office, and transitioning to the Intuitive distribution sales model for the area. The Company will have a single sales and marketing organization and consolidate all manufacturing and administrative functions in Sunnyvale, California. Based upon this plan, the Company recorded a $3.4 million accrual in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." In accordance with EITF 95-3, the restructuring accrual has been recorded as a component of the purchase price. The accrual is comprised of $2.6 million for employee severance costs, which are expected to be substantially paid out by the end of 2003, and $0.8 million to exit existing lease commitments, based upon total future lease commitments for facilities to be vacated of $2.6 million, offset by subleasing proceeds of $1.8 million. The Company has estimated vacancy periods of between 1 month and 3 years between exiting various sites and realizing subleasing proceeds.

The following table summarizes the restructuring activitiy for the nine months ended September 30, 2003 (in thousands):

                                             Employee      Lease
                                             Severance   Commitments  Total
                                             ---------   ---------   --------
Balance at December 31, 2002............... $      --  $       --  $      --
Costs incurred.............................     2,628         816      3,444
Cash payments, net of subleasing proceeds..    (2,018)        (86)    (2,104)
Currency impact............................        (8)         --         (8)
                                             ---------   ---------   --------
Balance at September 30, 2003.............. $     602  $      730  $   1,332
                                             =========   =========   ========

Pro forma results of operations

The following unaudited pro forma financial information for the three and nine months ended September 30, 2003 and September 30, 2002 give effect to the acquisition by Intuitive Surgical of Computer Motion as if it had occurred on January 1, 2003 and January 1, 2002, respectively. The pro forma financial information excludes charges for acquired in-process research and development. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that Intuitive would have reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results or financial position of Intuitive Surgical.

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                  ---------------------     ---------------------
                                    2003        2002          2003        2002
                                  ---------   ---------     ---------   ---------
Sales........................... $  23,393   $  21,233     $  74,491   $  65,036
Net loss........................ $  (3,353)  $ (12,726)    $ (24,277)  $ (32,947)
Net loss per share.............. $   (0.12)  $   (0.48)    $   (0.83)  $   (1.26)

NOTE 4. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at September 30, 2003 and December 31, 2002.

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

NOTE 6. INVENTORY

Inventory consists of the following (in thousands):

                               September 30,  December 31,
                                   2003          2002
                               ------------  ------------
Raw materials................ $      3,285  $      3,420
Work-in-process..............        2,610           780
Finished goods...............        6,851         4,538
                               ------------  ------------
                              $     12,746  $      8,738
                               ============  ============

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives can no longer be amortized; however, they will be tested for impairment at least annually in the fourth quarter of each fiscal year (more frequently if certain indicators are present). Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made. Of the total purchase price related to the acquisition of Computer Motion, $143.0 million was allocated to goodwill and $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million.

Other purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six or seven years.

For the three months ended September 30, 2003, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company impaired $0.1 million of developed technology intangible assets related to a product the Company no longer intends to produce and $0.1 million of other intangible assets related to internal software that has no future use.

At December 31, 2002, net intangible assets was $2.6 million comprised of patents with a gross value of $4.7 million and accumulated amortization of $2.1 million.

At September 30, 2003, net intangible assets is comprised of the following (in thousands):

                                           Accumulated
                                 Gross     Amortization  Impairment     Net
                               ---------   -----------   ---------   ---------
Developed Technology........  $   3,500   $      (129)  $     (93)  $   3,278
Core Technology.............      3,300          (118)         --       3,182
Customer Relationships......      1,300          (167)         --       1,133
Patents.....................      4,710        (2,735)         --       1,975
Other intangible assets.....        500           (27)       (124)        349
                               ---------   -----------   ---------   ---------
Total intangible assets, net  $  13,310   $    (3,176)  $    (217)  $   9,917
                               =========   ===========   =========   =========

Amortization expense related to intangible assets was $0.6 million and $1.1 million for the three and nine months ended September 30, 2003 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2002.

Estimated future amortization expense related to intangible assets at September 30, 2003 is as follows (in thousands):

Fiscal Year
2003 (remaining 3 months)...  $      526
2004........................       2,105
2005........................       2,105
2006........................       1,479
2007........................       1,248
Thereafter..................       2,454
                                ---------
Total.......................  $    9,917
                                =========

NOTE 8. COMPREHENSIVE LOSS

The components of comprehensive loss consist of the following (in thousands):

                                           Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                        --------------------  --------------------
                                           2003       2002       2003       2002
                                        ---------  ---------  ---------  ---------
Net loss.............................. $  (3,353) $  (6,464) $  (4,768) $ (15,821)
Other comprehensive loss:
  Foreign currency translation
    adjustments.......................       (13)       109       (168)        60
  Change in unrealized gain (loss)
    on available-for-sale securities..      (198)       689       (654)       847
                                        ---------  ---------  ---------  ---------
Comprehensive loss.................... $  (3,564) $  (5,666) $  (5,590) $ (14,914)
                                        =========  =========  =========  =========

The components of accumulated other comprehensive income were as follows (in thousands):

                                          September 30, December 31,
                                              2003         2002
                                          ------------  -----------
Accumulated net unrealized gain on
  available-for-sales securities........ $        969  $     1,623
Foreign currency translation
  adjustments...........................         (153)          15

Total accumulated other comprehensive     ------------  -----------
  income................................ $        816  $     1,638
                                          ============  ===========

NOTE 9. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

                                        Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                     -------------------------  -------------------------
                                        2003         2002          2003         2002
                                     -----------  ------------  -----------  ------------
Numerator used for basic and
  diluted net loss per common
  share............................ $    (3,353) $     (6,464) $    (4,768) $    (15,821)
                                     ===========  ============  ===========  ============
Denominator used for basic and
  diluted net loss per common share:
  Weighted-average shares
    outstanding....................      26,881        18,260       21,301        18,213
  Less weighted-average
    shares subject to
    repurchase.....................          (3)          (10)          (5)          (14)
                                     -----------  ------------  -----------  ------------
  Weighted-average shares used in
    computing basic and diluted net
    loss per common share..........      26,878        18,250       21,296        18,199
                                     ===========  ============  ===========  ============
Basic and diluted net loss per
  common share..................... $     (0.12) $      (0.35) $     (0.22) $      (0.87)
                                     ===========  ============  ===========  ============

Potential common shares excluded from the computation of diluted net loss per share as their effect would be antidilutive were 4,977,000 and 3,803,000 shares respectively for the three and nine months ended September 30, 2003, and 2,556,000 and 2,440,000 shares, respectively, for the three and nine months ended September 30, 2002.

NOTE 10. PRODUCT WARRANTY PROVISIONS

The Company's standard policy is to warrant all shipped systems against defects in design, materials and workmanship by replacing failed parts during the first year of ownership. The Company's estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. Prior to July 1, 2003, these costs were included in cost of goods sold at the time revenue is recognized. The warranty provision was reduced by material and labor costs used for replacement activities over the warranty period. Effective July 1, 2003, the Company adopted the provisions of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" on a prospective basis. Under EITF 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service is deferred and recognized as revenue over the service period. As such, the Company no longer accrues warranty costs upon delivery but rather recognizes warranty and related service costs as incurred. The warranty provision resulting from transactions prior to July 1, 2003 will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses. A review of warrany obligations is performed regularly to determine the adequacy of the reserve. Based on the outcome of this review, revisions to the estimated warranty liability are recorded as appropriate.

The following table reconciles the changes to the product warranty liability for the period indicated (in thousands):

                                          Balance at                         Warranty   Balance at
                                          Beginning   Warranty   Warranties Assumed in   End of
                                          of Period     Usage    Expensed   Acquisition  Period
                                         -----------  ---------  ---------  ----------  ---------
Three months ended September 30, 2003.  $     2,005  $    (674) $      --  $       --  $   1,331
Nine months ended September 30, 2003..  $     2,269  $  (1,450) $     212  $      300  $   1,331

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company's product. The term of these agreements vary, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indeminification clauses and no liabilities have been recorded for this obligation on its balance sheets as of September 30, 2003 and December 31, 2002.

NOTE 11. REVERSE STOCK SPLIT

Intuitive Surgical's stockholders approved a one-for-two reverse stock split, or the Reverse Split, on June 30, 2003 and the Reverse Split was effected on July 1, 2003. The par value of Intuitive's common stock after the Reverse Split remained at $0.001 per share. The rights of the holders of these securities were not otherwise modified. All shares outstanding and earnings per share information for all periods presented in these financial statements give effect to the Reverse Split. All shares, per share and market price data related to Intuitive's common shares outstanding and under employee stock plans reflect the retroactive effects of the Reverse Split.

NOTE 12. CONTINGENCIES

In September 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, the Company is infringing United States Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against the Company. On November 8, 2001, in response to a motion on one of Intuitive Surgical's noninfringement defenses, the District Court granted summary judgment of noninfringement of the '003 patent in the Company's favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. In April 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court.

Upon remand, Intuitive Surgical intends to continue to vigorously defend its rights and, if necessary, is prepared to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. Intuitive Surgical believes that it has multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and Intuitive Surgical may not prevail. Both parties have expressed a desire to engage in non-binding mediation before engaging in further proceedings in the District Court. The District Court has not yet set a schedule for further proceedings if mediation is unsuccessful.

In July 2003, Wilk filed a new lawsuit against three of Intuitive Surgical's customers: Mt. Sinai Hospital, Lenox Hill Hospital and the New York and Presbyterian Hospital. Pursuant to agreements with those customers, the Company is defending the lawsuit on behalf of its customers. The Company does not expect this lawsuit to significantly impact the scope of the existing litigation with Wilk since any resolution of the existing Wilk litigation, whether on the merits or by settlement, will likely resolve this new lawsuit at the same time.

In September 2003, Wilk amended its complaint against Intuitive Surgical to include Computer Motion within the lawsuit and to allege that Computer Motion's Zeus product also infringes Wilk's '003 patent. Prior to the Company's acquisition of Computer Motion, Wilk sued Computer Motion but dismissed that lawsuit voluntarily in order to await the outcome of the appeal proceedings in Wilk's litigation with Intuitive Surgical. Intuitive Surgical believes that it has multiple meritorious defenses to Wilk's allegations against Computer Motion, including many of the same defenses that apply to Wilk's allegations against Intuitive Surgical. However, litigation is unpredictable and Intuitive Surgical may not prevail. Wilk's allegations against Computer Motion are directed only to Computer Motion products.

If the Company loses Wilk's suit against us and the three hospital customers, it will hurt our competitive position, may be costly and may prevent the Company from selling its products. If the Company loses the patent suit, it may need to obtain from Wilk a license to this technology to continue to market its products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm the Company's business. If Wilk is successful in its suit against the Company and is unwilling to grant a license, the Company may be required to stop selling its products that are found to infringe Wilk's patents unless the Company can redesign them so they do not infringe Wilk's patents, which it may be unable to do. In addition, the Company could be required to pay Wilk damages, including treble damages, which could be substantial and harm its financial position. Due to the inherent uncertainties of litigation, however, the Company cannot accurately predict the ultimate outcome of the Wilk litigation at this time and, therefore, cannot estimate the range of possible loss.

During the second quarter of 2003, two former patients of The Valley Hospital in New Jersey filed suit against The Valley Hospital, their surgeons and Intuitive Surgical, Inc. alleging various harms caused during their surgeries. Intuitive was named because the da Vinci Surgical System was utilized for a portion of the surgeries and the detachable tip of an EndoWrist instrument is alleged to have remained in each patient after each surgery. Each suit alleges, among other things, negligence, carelessness and/or recklessness by each defendant, that the da Vinci Surgical System was defectively designed and manufactured, that Intuitive failed to properly instruct and train the surgeons in its use, and that the defendants failed to properly apprise the patients of the risks involved. Each suit seeks an unspecified amount of general, special and punitive damages from the defendants, in addition to a request to recover the costs of suit and attorney fees. As each suit was just recently filed, both are in very early stages and discovery has recently commenced. Due to the inherent uncertainties of the litigation, and the early stage of this case, the Company cannot accurately predict the outcome of this litigation at this time and therefore, cannot estimate the range of possible loss.

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

NOTE 13. SUBSEQUENT EVENT

On October 31, 2003, the Company sold 5,000,000 shares of newly issued common stock in an underwritten public offering at a price of $14.50 per share. The Company received net proceeds of approximately $67.7 million, after deducting the underwriting discount and offering expenses. The Company intends to use the net proceeds for general corporate purposes. The underwriters also have the option to purchase up to 750,000 additional shares at a price of $14.50 per share to cover over-allotments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "Intuitive," the "Company, " "we," "us," and "our" refer to Intuitive Surgical, Inc.

This Management's Discussion and Analysis of Financial Condition as of September 30, 2003 and Results of Operations for the three month and nine month periods ended September 30, 2003 and September 30, 2002 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller, but increasing, percentage of revenues come from sales of EndoWrist instruments and accessories and ongoing service of installed da Vinci Surgical Systems. During the useful life of each installed da Vinci Surgical Systems, we expect to generate recurring revenue through sales of the EndoWrist instruments and accessories and ongoing service. Although we expect the majority of our revenues to continue to come from the sale of da Vinci Surgical Systems over the next few years, we believe that the percentage of revenue from our EndoWrist instruments and accessories and service will continue to increase. The percentage of revenue derived from recurring instrument, accessory, and service revenue has grown from 23% for the quarter ended September 30, 2002 to 33% for the quarter ended September 30, 2003.

Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter.

ACQUISITION OF COMPUTER MOTION

In June 2003, we acquired Computer Motion, Inc. in a stock transaction pursuant to which a wholly owned subsidiary of our company merged with and into Computer Motion. In connection with the merger, each outstanding share of Computer Motion common stock was converted into the right to receive 0.51426943 of one share of our common stock prior to giving effect to our 1-for-2 reverse stock split effective July 1, 2003. In addition, we assumed all of Computer Motion outstanding options and warrants. The total purchase price was approximately $148.5 million. In connection with our acquisition of Computer Motion, all pending patent litigation between the companies was dismissed and Robert Duggan, the Chief Executive Officer and Chairman of the Board of Directors of Computer Motion, and Eric Halvorson, a director of Computer Motion, were appointed to our board of directors.

Upon the consummation of the acquisition of Computer Motion, our management approved plans to restructure the operations of the combined entity. The current restructuring plan provides for the elimination of redundant activities and infrastructure and will result in eliminating approximately 150 employees, or 75%, of the Computer Motion positions by December 31, 2003 generally with immediate severance payment upon termination. The plan includes vacating and subleasing 78% of the leased space in Goleta, California, consolidating European operations into a single site, and closing Computer Motion's Asia office, and transitioning to our distribution sales model for the area. We will have a single sales and marketing organization and consolidate all manufacturing and administrative functions in Sunnyvale, California. We expect to achieve annual pre-tax cost savings of at least $18 million to be phased in beginning in the third quarter of 2003. Based upon this plan, we have recorded a $3.4 million accrual in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." In accordance with EITF 95-3, the restructuring accrual has been recorded as a component of the purchase price. The accrual is comprised of $2.6 million for employee severance costs, which are expected to be substantially paid out by the end of 2003, and $0.8 million to exit existing lease commitments, based upon total future lease commitments for facilities to be vacated of $2.6 million, offset by subleasing proceeds of $1.8 million. We have estimated vacancy periods of between 1 month and 3 years between exiting various sites and realizing subleasing proceeds.

As of September 30, 2003, we have made significant progress toward the implementation of our restructuring plan. We have consolidated the sales and marketing resources of the two companies into a single organization and all manufacturing and administrative functions into our Sunnyvale, California headquarters. In addition, we are currently positioned to substantially realize annual pre-tax cost savings of at least $18 million.

The following table summarizes the restructuring activity for the nine months ended September 30, 2003 (in thousands):

                                             Employee      Lease
                                             Severance   Commitments  Total
                                             ---------   ---------   --------
Balance at December 31, 2002............... $      --  $       --  $      --
Costs incurred.............................     2,628         816      3,444
Cash payments, net of subleasing proceeds..    (2,018)        (86)    (2,104)
Currency impact............................        (8)         --         (8)
                                             ---------   ---------   --------
Balance at September 30, 2003.............. $     602  $      730  $   1,332
                                             =========   =========   ========

RESULTS OF OPERATIONS

Sales. Total sales for the three months ended September 30, 2003 were $23.4 million, up 37% from $17.1 million for the three months ended September 30, 2002. The increase in third quarter 2003 sales was driven by continued recurring revenue growth, consisting of instruments, accessories and service. Third quarter 2003 recurring revenue totaled $7.7 million, up $3.8 million over the prior year and up $1.4 million sequentially over the second quarter of this year. Higher recurring revenue was driven by growth in the installed base of da Vinci Surgical Systems and the number of surgical procedures performed with the system.

We shipped 15 da Vinci Surgical Systems during the third quarter of 2003, compared to 14 in the third quarter of 2002. During the third quarter of 2003, we shipped 16 fourth surgical arms, after having shipped 9 fourth arms during the second quarter of 2003. Overall, third quarter 2003 system revenue increased to $15.7 million from $13.2 million during the third quarter of last year. As of September 30, 2003, there were 192 cumulative da Vinci Surgical Systems shipped, compared to 132 as of September 30, 2002.

Total third quarter 2003 product sales and service revenue from Computer Motion products, consisting of Aesop®, Hermes® and Zeus®, totaled $1.3 million, or 6% of total sales. We shipped five Aesop systems during the third quarter of 2003. We had no revenue from Computer Motion products in the third quarter of 2002 as the acquisition of Computer Motion was completed on June 30, 2003.

Effective July 1, 2003, we prospectively adopted the provisions of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." As a result, we deferred $1.7 million of revenue related to the fair value of the first year service for system sales delivered during the third quarter of 2003. This amount will be recognized as service revenue on a straight-line basis over the related service period, which is generally one year. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted. Since we adopted EITF 00-21 on a prospective basis, only third quarter results reflect the impact of this accounting change and none of the previous periods have been restated.

On a year-to-date basis, total sales for the nine months ended September 30, 2003 were $64.1 million, up 26% from $50.9 million for the nine months ended September 30, 2002. The increase was driven by continued growth in recurring revenue. Sales of instruments, accessories and service grew to $19.5 million for the nine months ended September 30, 2003 from $10.4 million for the same period last year. Overall, system revenue for the nine months ended September 30, 2003 was $44.6 million, up $4.1 million from $40.5 million for the same period last year. The increase was due primarily to sales of 26 fourth arms during 2003, compared with no sales of fourth arms in 2002 as we began shipping the product in 2003. There were 43 da Vinci Surgical Systems shipped during the nine months ended September 30, 2003, equal to last year's total.

Product sales for the three months ended September 30, 2003 of $20.7 million were up $5.0 million compared to $15.7 million for the three months ended September 30, 2002. The increase was primarily due to higher instrument and accessory sales of $2.5 million, resulting primarily from a larger installed base of da Vinci Surgical Systems in 2003, and higher systems sales of $2.5 million, resulting primarily from fourth arm sales and one incremental da Vinci Surgical System sale.

Product sales for the nine months ended September 30, 2003 of $57.3 million were up $9.9 million compared to $47.4 million for the nine months ended September 30, 2002. The increase was primarily due to higher instrument and accessory sales of $5.8 million, resulting from a larger installed base of da Vinci Surgical Systems in 2003, and additional system revenue of $4.1 million driven by incremental revenue derived from the fourth surgical arm shipments in 2003.

Service sales for the three months ended September 30, 2003 of $2.7 million were up $1.3 million from $1.4 million for the three months ended September 30, 2002. Service sales for the nine months ended September 30, 2003 of $6.8 million were up $3.3 million from $3.5 million for the nine months ended September 30, 2002. The year-over-year increases resulted from a larger base of da Vinci Surgical systems on annual service contracts.

Gross Profit. Total gross profit for the three months ended September 30, 2003 was $13.0 million, or 55.5% of sales, compared with $8.7 million, or 51.2% of sales for the three months ended September 30, 2002. The year-over-year improvement in gross profit percentage resulted primarily from lower product service costs related to system reliability improvements, material cost reductions, and improved factory productivity. The total gross profit percentage for the three months ended September 30, 2003 decreased on a sequential basis from 63.2% reported for the three months ended June 30, 2003 due to the impacts of the Zeus trade-in program, Zeus inventory charges, and intangible asset amortization.

Total gross profit for the nine months ended September 30, 2003 was $37.0 million, or 57.8% of sales, compared with $25.8 million, or 50.7% of sales for the nine months ended September 30, 2002. The year-over-year improvement in gross profit resulted primarily from significantly lower product service and warranty costs related to system reliability improvements and improved factory productivity.

Product sales gross profit percentage increased from 52.3% for the three months ended September 30, 2002 to 54.5% for the three months ended September 30, 2003. Product sales gross profit percentage increased from 52.2% for the nine months ended September 30, 2002 to 58.0% for the nine months ended September 30, 2003. The year over year increases resulted primarily from significantly lower warranty costs and improved factory productivity.

Service sales gross profit percentage increased from 38.1% for the three months ended September 30, 2002 to 63.2% for the three months ended September 30, 2003. Service sales gross profit percentage increased from 30.3% for the nine months ended September 30, 2002 to 56.0% for the nine months ended September 30, 2003. The year over year increases resulted primarily from lower per system service costs derived from system reliability improvements and field service organization productivity gains.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 were $12.2 million, up 5% from $11.7 million for the three months ended September 30, 2002. The year-over-year increase was primarily due to higher headcount and travel related costs of $1.7 million associated with providing sales support to a larger installed base of da Vinci Surgical Systems and dedicating personnel to support Computer Motion integration activities. The increase was also due to other non-recurring Computer Motion integration costs incurred during the third quarter of 2003, including customer commitments, bad debts, and audit fees totaling approximately $0.8 million and amortization and impairment of intangible assets associated with the Computer Motion acquisition of $0.3 million, offset by lower litigation expenses of $1.5 million, and the impact of charges taken for unauthorized purchases of administrative supplies incurred during the third quarter of 2002.

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $31.8 million, up 5% from $30.3 million for the nine months ended September 30, 2002. The year-over-year increase was primarily due to higher headcount and travel related costs of $2.6 million associated with supporting a larger installed base of da Vinci Surgical Systems and integrating Computer Motion activities, and intangible asset amortization and impairment of $1.3 million, offset by lower litigation costs of $1.9 million and reduced general operating expenses.

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses are expected to increase in the future to support expanding business activities and integrate the Computer Motion business.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2003 were $4.4 million, up 13% from $3.9 million for the three months ended September 30, 2002. The year-over-year increase resulted primarily from additional headcount assumed in the Computer Motion acquisition.

Research and development expenses for the nine months ended September 30, 2003 were $11.5 million, down 10% from $12.8 million for the nine months ended September 30, 2002. The year-over-year decrease resulted primarily from lower project materials costs of $1.0 million and lower project consulting costs of $1.0 million, offset by costs associated with additional headcount assumed in the Computer Motion acquisition.

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

Deferred Compensation. We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expense and selling, general and administrative expense. Non-cash deferred compensation expense included in research and development expenses was $0.1 million and $0.1 million for the three months ended September 30, 2003 and 2002, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was zero and $0.1 million for the three months ended September 30, 2003 and 2002, respectively. Non-cash deferred compensation expense included in research and development expenses was $0.2 million and $0.3 million for the nine months ended September 30, 2003 and 2002, respectively. Non-cash deferred compensation expense included in selling, general and administrative expenses was $0.2 million and $0.2 million for the nine months ended September 30, 2003 and 2002, respectively. Deferred compensation related to below market options granted prior to our initial public offering ($8.9 million) was fully amortized as of June 30, 2003. In connection with our acquisition of Computer Motion, we recorded $0.4 million of deferred compensation on unvested options which began amortizing into compensation expense over approximately a three year period beginning July 1, 2003 using the graded vesting method. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

Other Income. Other income for the three months ended September 30, 2003 was $0.3 million, down $0.1 million compared to $0.4 million for the three months ended September 30, 2002. The decrease resulted in reduced interest earnings on lower investment balances. Other income for the nine months ended September 30, 2003 was $1.5 million, up $0.1 million compared to $1.4 million for the nine months ended September 30, 2002. The increase resulted primarily from $0.5 million of gains realized during the first quarter of 2003 on sales of investment securities, partially offset by reduced interest earnings on lower investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed through the sales of our convertible preferred stock, yielding net proceeds of approximately $127.3 million, public offerings of our common stock, yielding approximately $114.5 million, and equipment financing arrangements, yielding approximately $11.0 million. The equipment arrangements provide financing at specific interest rates for periods of up to 48 months, at which time the principal is repaid to the lessors. As collateral for the equipment financing, we have granted the lessors a security interest in equipment specified under each arrangement.

As of September 30, 2003, we had working capital of $42.9 million, compared to $52.6 million as of December 31, 2002. The decrease during the nine months ended September 30, 2003 resulted primarily from the impact of the acquisition of Computer Motion, reflecting cash used to fund the second quarter 2003 Computer Motion operations of $5.3 million, restructuring costs of $3.4 million, and the negative fair value of working capital acquired of $1.0 million.

Net cash used by operating activities for the nine months ended September 30, 2003 was $10.9 million, comprised primarily of our net loss of $4.8 million and changes in net operating assets and liabilities of $10.9 million, offset by non-cash expenses of $4.8 million. Cash used by operating activities was $5.7 million less for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to a decrease in 2003 net loss of $11.1 million when compared to the 2002 net loss and higher non-cash expenses of $1.3 million, offset by higher use of net operating assets and liabilities of $6.7 million, mostly due to the Computer Motion acquisition.

Net cash provided by investing activities for the nine months ended September 30, 2003 of $2.0 million was $19.7 million less than $21.7 million for the nine months ended September 30, 2002 primarily due to decreased net movement into cash from short-term investments of $17.2 million resulting from a decrease in 2003 net loss of $11.1 million when compared to the 2002 net loss and general timing of conversions into cash to support short-term liquidity.

Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2003, compared to $2.7 million for the nine months ended September 30, 2002. This increase resulted from higher proceeds from issuance of common stock of $3.2 million, offset by decreased long-term borrowings of $2.0 million.

Our capital requirements depend on numerous factors, including the effects of our recently completed merger with Computer Motion, market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities and for other general corporate activities. We believe that our current cash and short- term investment balances, together with revenue to be derived from the sale of our products, will be sufficient to fund our future operations. However, our ability to achieve these goals is subject to economic conditions and unanticipated changes in business conditions, and therefore, there can be no assurance that these results will be achieved.

On October 31, 2003, we sold 5,000,000 shares of newly issued common stock in an underwritten public offering at a price of $14.50 per share. We received net proceeds of approximately $67.7 million, after deducting the underwriting discount and offering expenses. We intend to use the net proceeds for general corporate purposes. The underwriters also have the option to purchase up to 750,000 additional shares at a price of $14.50 per share to cover over-allotments.

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations by payment due date:

Payments by Periods (in millions)
Contractual Obligation	Total	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$ 2.2	$ 1.3	$ .9	$ -	$ -
Building lease	13.3	3.6	9.7	-	-
Total	$ 15.5	$ 4.9	$ 10.6	$ -	$ -

CRITICAL ACCOUNTING POLICIES

We believe the following represent our critical accounting policies:

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

In certain cases, revenue from direct system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective July 1, 2003, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We determined that our multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service, installation, and training. Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, we use the residual method to allocate the arrangement consideration when we do not have fair value of the system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for system sales when delivery and acceptance occurs, for installation and training when the services are rendered, and for service ratably over the service period, which is generally one year.

Upon adoption of the provisions of EITF 00-21, we deferred $1.7 million related to the fair value of the first year service for system sales delivered during the third quarter of 2003. This amount will be recognized as service revenue on a straight-line basis over the related service period, which is generally one year. Previously, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted.

Our distributors do not have price protection rights. One of our distributors has return rights under limited circumstances. Such rights are accounted for under the provisions of SFAS No. 48, "Revenue Recognition When Right of Return Exists."

Revenue from sales of instruments and accessories is recognized upon delivery. Revenue related to future commitments under separately priced service contracts is deferred and recognized ratably over the service period. All costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred.

Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

Our da Vinci Surgical System, Hermes Control Center and AESOP Endoscope Positioner contain a software component. We believe that this software element is an incidental part of each system. The software element within our products is not sold or marketed separately to customers and the software does not operate independently of each system. Furthermore, the software development effort does not require a significant cost to us relative to the overall development cost of the product. As such, the software we provide is incidental to each system as a whole and the software revenue guidance provided in SOP 97-2 is not applicable to our revenues

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based upon management estimates. Factors underlying these estimates include analysis of days outstanding, customer payment history and management judgment. The allowance is adjusted periodically to reflect current data, activity, and associated risks.

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

Goodwill. We have goodwill on our balance sheet relating to the acquisition of Computer Motion. Goodwill is recorded as the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, rather is tested for impairment at least annually. In the event we determine that goodwill has been impaired, we will record an accounting charge for the impairment during the fiscal quarter in which the determination is made.

Warranties. Effective July 1, 2003, for certain arrangements recorded under the provisions of EITF 00-21, we no longer accrue warranty costs upon delivery of the system. Actual warranty costs are expensed in the period incurred. For all other revenue arrangements, we provide for the estimated costs of product warranties at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based upon historical experience and expectation of future conditions. If warranty claim activity and the costs associated with servicing those claims differ from our estimates, revisions to the estimated warranty liability may be required.

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
  actions relating to regulatory matters;
  our timing and ability to develop our manufacturing and sales and marketing capabilities;
  demand for our products;
  the size and timing of specific sales and any collection delays related to those sales;
  the progress of surgical training in the use of our products;
  our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;
  product quality problems;
  our ability to protect our proprietary rights and defend against third party challenges;
  our ability to license additional intellectual property rights;
  the integration of Computer Motion with our company;
  the progress and results of clinical trials; and
  third-party payor reimbursement policies.

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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended September 30, 2003 and 2002, approximately 65% and 77%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. During the nine months ended September 30, 2003 and 2002, approximately 69% and 80%, respectively, of our revenues came from the sales of da Vinci Surgical Systems. During the three and nine month periods ended September 30, 2003 and 2002, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

In September 2000 Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of the '015 patent against our company. In November 2001, in response to a motion on one of Intuitive Surgical's noninfringement defenses, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. In April 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court.

Upon remand, we intend to continue to vigorously defend our rights and, if necessary, are prepared to continue to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. We believe that we have multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and we may not prevail.. Both parties have expressed a desire to engage in non-binding mediation before engaging in further proceedings in the District Court. The District Court has not yet set a schedule for further proceedings if mediation is unsuccessful.

In July 2003, Wilk filed a new lawsuit against three of our customers: Mt. Sinai Hospital, Lenox Hill Hospital and the New York and Presbyterian Hospital. Pursuant to agreements with those customers, we are defending the lawsuit on behalf of our customers. We do not expect this lawsuit to significantly impact the scope of the existing litigation with Wilk since any resolution of the existing Wilk litigation, whether on the merits or by settlement, will likely resolve this new lawsuit at the same time.

In September 2003, Wilk amended its complaint against our company to include Computer Motion within the lawsuit and to allege that Computer Motion's Zeus product also infringes Wilk's '003 patent. Prior to our acquisition of Computer Motion, Wilk sued Computer Motion but dismissed that lawsuit voluntarily in order to await the outcome of the appeal proceedings in Wilk's litigation with our company. We believe that we have multiple meritorious defenses to Wilk's allegations against Computer Motion, including many of the same defenses that apply to Wilk's allegations against our company. However, litigation is unpredictable and we may not prevail. Wilk's allegations against Computer Motion are directed only to Computer Motion products.

If we lose Wilk's suit against us and the three hospital customers, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. If we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position. Due to the inherent uncertainties of litigation, however, we cannot accurately predict the ultimate outcome of the Wilk litigation at this time and, therefore, cannot estimate the range of possible loss.

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

THE RIGHTS AND MEASURES WE RELY ON TO PROTECT THE INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD HARM OUR ABILITY TO COMPETE IN THE MARKET.

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

Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration, or FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application, or PMA, for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfather status, we will be required to obtain FDA approval by submitting a PMA.

The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, or the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or IDE, application. Most of our products to date have been considered significant risk devices requiring IDE approval prior to investigational use. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

COMPLYING WITH FDA REFULATIONS IS AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND OUR FAILURE TO COMPLY FULLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT SANCTIONS.

Because our products, including the da Vinci Surgical System, are commercially distributed, numerous postmarket regulatory requirements apply, including the following:

  Quality System Regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
  labeling regulations;
  the FDA's general prohibition against false or misleading statements in the labeling or promotion of products for unapproved or "off-label" uses;
  the Reports of Corrections and Removals regulation, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FFDCA that may pose a risk to health; and
  the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a regulatory letter to a public warning letter to more severe civil and criminal sanctions. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

We have modified the labeling, advertising and user training for the da Vinci Surgical System to call out specific procedures that we believe are within the scope of our existing 510(k) clearances. We cannot assure you that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since clearance in ways that we believe do not require new 510(k) clearance. We cannot assure you that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes. Computer Motion also modified the hardware and software in its products subsequent to 510(k) clearance without seeking new clearance. We cannot assure you that the FDA would agree with the determinations not to seek new 510(k) clearance for any of these changes. The FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products or Computer Motion's products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.

In December 2002, the FDA inspected our Sunnyvale manufacturing facility and issued a Form FDA 483 setting forth three observed compliance deficiencies relating to the QSR and two observed deficiencies relating to the Reports of Corrections and Removals regulation. In January 2003, we wrote to the FDA indicating our response to each observation with proposed corrective actions. That same month, the FDA informed us that the adequacy of our promised corrections and actions would be verified during the next inspection of our facility. To date, the FDA has not returned for another inspection and we continue to evaluate and upgrade our QSR compliance. We cannot assure you that, upon reinspection, the FDA will find that our promised corrective actions are appropriate or that they have been adequately implemented. We also cannot assure you that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

We recently acquired Computer Motion and are working to integrate its FDA compliance system with our own. Our review is not complete, but we believe that Computer Motion likely has had deficiencies in QSR compliance, complaint handling, MDR reporting and Corrections and Removals reporting in the last several years that will require submission of retroactive reports to the FDA. We are also reviewing whether Computer Motion responded to complaints with appropriate follow up. We cannot assure you that the FDA will not seek to impose enforcement sanctions on us for Computer Motion violations preceding our acquisition of Computer Motion, that the FDA will agree that since the acquisition we have corrected all regulatory problems, or that our review of Computer Motion's complaint handling will not lead us to initiate recalls or field actions to remedy problems with Computer Motion products already in the field.

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

Intuitive surgery is a new technology that must compete with established minimally invasive surgery and open surgery. These procedures are widely accepted in the medical community and in many cases have a long history of use. We also face competition from several companies that are developing new approaches and products for the minimally invasive surgery market. In addition, we may face competition from companies that develop robotic and computer-assisted surgical systems in the future. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products. If we are unable to compete successfully, our revenues will suffer. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.

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

IF OUR MANUFACTURING FACILITIES DO NOT CONTINUE TO MEET FEDERAL, STATE OR EUROPEAN MANUFACTURING STANDARDS, WE MAY BE REQUIRED TO TEMPORARILY CEASE ALL OR PART OF OUR MANUFACTURING OPERATIONS, WHICH COULD RESULT IN PRODUCT DELIVERY DELAYS AND LOST REVENUE.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the FDA's Quality System Regulations, or QSR. We are also required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. We are currently in compliance with ISO standards. The FDA inspected our Mountain View and Sunnyvale facilities in March 2000 and December 2002, respectively. The Good Manufacturing Practice issues raised by the FDA during the inspections either were satisfactorily resolved with the FDA, or we believe can be resolved by us to the FDA's satisfaction, although we cannot assure you that we will be able to do so. We continue to be subject to FDA inspections at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities.

The FDA inspected the Goleta facilities of Computer Motion in 1998 and noted deficiencies in Computer Motion's systems for reviewing and reporting product-related complaints and defect information. We have determined that these deficiencies may not have been addressed. While the Goleta manufacturing facility has been closed and production of certain product has been transferred to our Sunnyvale facility, these issues raised by the FDA must nonetheless be resolved. We are presently addressing the situation to resolve all the issues to our own and the FDA's satisfaction, although we cannot assure you that we will be able to do so, nor can we assess what regulatory impact, if any this may have on our company.

The state of California also requires that we maintain a license to manufacture medical devices. Our facilities and manufacturing processes were inspected in February 1998. In March 1998, we passed the inspection and received a device manufacturing license from the California Department of Health Services. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the Food and Drug Branch, or FDB, and we were issued an updated device manufacturing license for our Sunnyvale facility. We are subject to periodic inspections by the California Department of Health Services and, if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship any products.

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

During the second quarter of 2003, two former patients of The Valley Hospital in New Jersey filed suit against The Valley Hospital, their surgeons and Intuitive Surgical, Inc. alleging various harms caused during their surgeries. Intuitive was named because the da Vinci Surgical System was utilized for a portion of the surgeries and the detachable tip of an EndoWrist instrument is alleged to have remained in each patient after each surgery. Each suit alleges, among other things, negligence, carelessness and/or recklessness by each defendant, that the da Vinci Surgical System was defectively designed and manufactured, that we failed to properly instruct and train the surgeons in its use, and that the defendants failed to properly apprise the patients of the risks involved. Each suit seeks an unspecified amount of general, special and punitive damages from the defendants, in addition to a request to recover the costs of suit and attorney fees. As each suit was just recently filed, both are in very early stages and discovery has recently commenced.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

We are highly dependent on the principal members of our management and scientific staff. Our product development plans depend, in part, on our ability to attract and retain engineers with experience in mechanics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies, and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR INTERNATIONAL ACTIVITIES.

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 14% of our sales for the three months ended September 30, 2003 and 10% for the three months ended September 30, 2002. Sales to markets outside of the United States accounted for approximately 21% of our sales for the nine months ended September 30, 2003 and 15% for the nine months ended September 30, 2002.

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

Currently, a majority of our international sales are denominated in United States dollars. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business.

TERMINATION OF RELATIONSHIPS WITH FORMER DISTRIBUTORS OF COMPUTER MOTION COULD RESULT IN LITIGATION.

Our integration strategy related to our acquisition of Computer Motion provides that we terminate Computer Motion's relationships with a number of companies that served as Computer Motion's distributors prior to the acquisition. Several of these former distributors have informed us that they believe that they are entitled to compensation in connection with such termination. We may be unable to resolve these claims without litigation. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such litigation at this time and, therefore, cannot estimate the range of possible loss. If we sue or are sued by any of Computer Motion's former distributors, these proceddings could be expensive to litgate, may be protracted and Comptuer Motion's confidential information may be compromised. Whether or not we are successful in these lawsuits, these proceedings could consume substantial amounts of our financial and managerial resources.

THE CONVICTION OF ARTHUR ANDERSEN LLP ON OBSTRUCTION OF JUSTICE CHARGES MAY ADVERSELY AFFECT ARTHUR ANDERSEN'S ABILITY TO SATISFY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO COMPUTER MOTION.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our public offerings.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average time to maturity of all of our investments as of September 30, 2003 was approximately 1.69 years. At September 30, 2003, approximately 11% of our investment portfolio was composed of investments with original maturities of one year or less.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BROOKHILL-WILK 1, LLC

In September 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against Intuitive Surgical in the United States District Court for the Southern District of New York (Case No. 00 Civ. 6599 (NRB)) alleging that by making, using, selling or offering for sale our da Vinci Surgical System, we are infringing United States Patent Nos. 5,217,003 and 5,368,015 in willful disregard of Wilk's patent rights. These patents concern methods and devices for "remote" surgery. In March 2001, Wilk withdrew its assertion of infringement of the '015 patent against our Company. In November 2001, in response to a motion on one of Intuitive Surgical's noninfringement defenses, the District Court granted summary judgment of noninfringement of the '003 patent in our favor and dismissed Wilk's complaint in its entirety without prejudice. Wilk appealed the summary judgment ruling to the U.S. Court of Appeals for the Federal Circuit. In April 2003, the Court of Appeals reversed the District Court's judgment and remanded the case for further proceedings. This reversal is based on the Court of Appeals' determination that the particular claim limitation at issue should be interpreted differently than as construed by the District Court.

Upon remand, we intend to continue to vigorously defend our rights and, if necessary, are prepared to continue to conduct discovery and file further motions on whether the patent is infringed, valid and/or enforceable. We believe that we have multiple meritorious defenses to Wilk's allegations. However, litigation is unpredictable and we may not prevail. Both parties have expressed a desire to engage in non-binding mediation before engaging in further proceedings in the District Court. The District Court has not yet set a schedule for further proceedings if mediation is unsuccessful.

In July 2003, Wilk filed a new lawsuit against three of Intuitive Surgical's customers: Mt. Sinai Hospital, Lenox Hill Hospital and the New York and Presbyterian Hospital. Pursuant to agreements with those customers, the Company is defending the lawsuit on behalf of its customers. The Company does not expect this lawsuit to significantly impact the scope of the existing litigation with Wilk since any resolution of the existing Wilk litigation, whether on the merits or by settlement, will likely resolve this new lawsuit at the same time.

In September 2003, Wilk amended its complaint against Intuitive Surgical to include Computer Motion within the lawsuit and to allege that Computer Motion's Zeus product also infringes Wilk's '003 patent. Prior to the Company's acquisition of Computer Motion, Wilk sued Computer Motion but dismissed that lawsuit voluntarily in order to await the outcome of the appeal proceedings in Wilk's litigation with Intuitive Surgical. Intuitive Surgical believes that it has multiple meritorious defenses to Wilk's allegations against Computer Motion, including many of the same defenses that apply to Wilk's allegations against Intuitive Surgical. However, litigation is unpredictable and Intuitive Surgical may not prevail. Wilk's allegations against Computer Motion are directed only to Computer Motion products.

If we lose Wilk's suit against us and the three hospital customers, it will hurt our competitive position, may be costly to us and may prevent us from selling our products. If we lose the patent suit, we may need to obtain from Wilk a license to this technology if we are to continue to market our products that have been found to infringe Wilk's patents. This license could be expensive, which could seriously harm our business. If Wilk is successful in its suit against us and is unwilling to grant us a license, we may be required to stop selling our products that are found to infringe Wilk's patents unless we can redesign them so they do not infringe Wilk's patents, which we may be unable to do. In addition, we could be required to pay Wilk damages, including treble damages, which could be substantial and harm our financial position. Due to the inherent uncertainties of litigation, however, the Company cannot accurately predict the ultimate outcome of the Wilk litigation at this time and, therefore, cannot estimate the range of possible loss.

OTHER LEGAL MATTERS

In September 2002, we discovered that one of our employees had purchased approximately $0.9 million in administrative supplies without the authorization or knowledge of the Company's management. This matter was investigated by law enforcement authorities and Company advisors. We have since terminated this employee's employment and have taken actions intended to ensure that no similar incidents can occur in the future, including implementing additional controls relating to our cash disbursement process. In addition, we are seeking to recover our loss. We have filed a claim with our insurance carrier, from which we received proceeds of $0.5 million, and filed suit against the sellers of the administrative supplies in December 2002. Our complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organization, or RICO, Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the unauthorized purchase of office supplies, and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. Our suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In January 2003, we amended our complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5. The amended complaint reiterates our claim to recover actual and treble damages, costs and attorney fees. Discovery has not yet begun. Defendants have demurred to the complaint, alleging that the complaint does not contain sufficiently pled information to support each of Intuitive's causes of action. The Court will resolve the demurrer before the case continues.

During the second quarter of 2003, two former patients of The Valley Hospital in New Jersey filed suit against The Valley Hospital, their surgeons and our company alleging various harms caused during their surgeries. Intuitive was named because the da Vinci Surgical System was utilized for a portion of the surgeries and the detachable tip of an EndoWrist instrument is alleged to have remained in each patient after each surgery. Each suit alleges, among other things, negligence, carelessness and/or recklessness by each defendant, that the da Vinci Surgical System was defectively designed and manufactured, that Intuitive failed to properly instruct and train the surgeons in its use, and that the defendants failed to properly apprise the patients of the risks involved. Each suit seeks an unspecified amount of general, special and punitive damages from the defendants, in addition to a request to recover the costs of suit and attorney fees. As each suit was just recently filed, both are in very early stages and discovery has recently commenced.

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

__________

 (b) Reports on Form 8-K.

On July 15, 2003, we filed a current report on Form 8-K announcing the completion of our merger with Computer Motion, Inc.

On August 7, 2003, we furnished a current report on Form 8-K announcing our second quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: November 14, 2003

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002