Form 10-K
period 2003-12-31
INTUITIVE SURGICAL INC
filed 2004-03-12
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2003, based upon the closing price of Common Stock on such date as reported by Nasdaq, was approximately $550,006,342. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on February 29, 2004 was 33,318,541.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INTUITIVE SURGICAL, INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1: BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income wherever they occur in this Annual Report or the documents incorporated herein or therein by reference, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in and incorporated by reference in this Annual Report. In addition to the risk factors identified elsewhere, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to the following:

•	timing and success of product development and market acceptance of developed products;

•	regulatory approvals, clearances and restrictions;

•	guidelines and recommendations in the health care and patient communities;

•	intellectual property positions and litigation;

•	competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates;

•	our ability to achieve anticipated synergies and cost savings of our acquisition of Computer Motion and the rate at which these anticipated synergies and costs savings are achieved; and

•	unanticipated manufacturing disruptions, delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products.

Words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report and the documents incorporated by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report, or in the case of documents incorporated by reference, as of the date of those documents. We undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

COMPANY BACKGROUND

Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our principal executive offices located at 950 Kifer Road, Sunnyvale, California 94086, our telephone number is (408) 523-2100 and our website address is www.intuitivesurgical.com. In this report, “Intuitive Surgical,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. Intuitive®, da Vinci®, EndoWrist®, InSite®, AESOP®, HERMES®, ZEUS®, SOCRATES™ and Navigator™ are trademarks of Intuitive Surgical, Inc.

We design, manufacture and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery—the third generation. We believe that this new generation of surgery, which we call Intuitive surgery, is a revolutionary advance similar in scope to the previous two generations of surgery—open surgery and minimally invasive surgery, or MIS. Our da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. By placing computer-enhanced technology between the surgeon and patient, we believe that our system enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System provides the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of MIS.

In March 1997, surgeons using an early prototype of our technology successfully performed Intuitive surgery on humans. Beginning in May 1998, surgeons using our technology successfully performed what we believe were the world’s first computer-enhanced closed chest heart surgeries, including mitral valve repair, dissection of an internal mammary artery and grafting of a coronary artery. In early 2000, surgeons using our technology successfully completed what we believe was the world’s first beating heart bypass procedure using only small ports. The da Vinci Surgical System can be used to control Intuitive Surgical endoscopic instruments, including rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, electrocautery, and accessories during a wide range of surgical procedures. In July 2000, we received marketing clearance from the United States Food and Drug Administration, or FDA, for general surgery procedures. We received clearance for a non-cardiac thoracoscopic surgery indication in March 2001. Additionally, in May 2001 we received clearance for use of our products in laparoscopic prostatectomy procedures, and in November 2002 we received clearance for use of our products in thoracoscopically-assisted cardiotomy procedures. As of December 31, 2003, we had sold 210 of our da Vinci Surgical Systems and surgeons using our technology had successfully completed thousands of surgical procedures of various types in major hospitals throughout the United States as well as in Europe and Asia.

The first generation of surgery, open surgery, remains the predominant form of surgery and is still used in almost every area of the body. However, the large incisions required for open surgery create significant trauma to the patient, resulting in long hospitalization and recovery times, increased hospitalization costs, and significant pain and suffering. Over the past two decades, the second generation of surgery, MIS, has reduced trauma to the patient by allowing some surgeries to be performed through small ports rather than large incisions, resulting in shorter recovery times, fewer complications and reduced hospitalization costs. MIS has been widely adopted for certain surgical procedures, but it has not been widely adopted for complex procedures. We believe surgeons have been slow to adopt MIS for complex procedures because they generally find that fine tissue manipulations, such as dissecting and suturing, are more difficult to learn and perform, and are less precise, than in open surgery.

The da Vinci Surgical System enables surgeons to overcome many of the shortcomings of both open surgery and MIS. Surgeons operate while seated comfortably at a console viewing a bright and sharp 3-D image of the surgical field. This immersive visualization results in surgeons no longer feeling disconnected from the surgical field and the instruments, as they do when using an endoscope in MIS. While seated at the console, the surgeon manipulates instrument controls in a natural manner, just as he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in every surgeon’s hand. In designing our products, we have focused on making our technology as simple as possible to use. In our experience, based on thousands of procedures, surgeons can learn to manipulate our instruments with only a short amount of training and can learn to perform Intuitive surgery with less training than is required for MIS.

Our products are designed to make a broad range of open surgical and MIS procedures suitable for Intuitive surgery. The da Vinci Surgical System is designed to allow surgeons to perform better surgery while providing patients with the benefits of MIS. We believe that these advantages will enable us to drive a fundamental change in surgery.

In June 2003, we acquired Computer Motion, Inc. in a stock transaction pursuant to which a wholly owned subsidiary of our company merged with and into Computer Motion, with Computer Motion surviving as a wholly-owned subsidiary of the Company. In December 2003, the Computer Motion wholly-owned subsidiary merged into Intuitive Surgical. Computer Motion common stock is no longer listed on the Nasdaq National Market and is deregistered under the Securities Exchange Act of 1934. The combined entity has been filing periodic reports with the SEC since July 1, 2003. In connection with the merger, each outstanding share of Computer Motion common stock was converted into the right to receive 0.25713472 of one share of our common stock after giving effect to our 1-for-2 reverse stock split effective July 1, 2003. In addition, we assumed all of Computer Motion’s outstanding options and warrants. The total purchase price was approximately $148.5 million. In connection with our acquisition of Computer Motion, all pending patent litigation between the companies was dismissed and Robert Duggan, the Chief Executive Officer and Chairman of the Board of Directors of Computer Motion, and Eric Halvorson, a director of Computer Motion, were appointed to our board of directors.

Third Generation Surgery—The Intuitive Surgical Solution

The da Vinci Surgical System is designed to provide the surgeon the range of motion, fine tissue control and 3-D vision characteristic of open surgery while simultaneously allowing the surgeon to work through the small ports used in MIS. All this is accomplished in an intuitive manner, in the same way that the movements of a surgeon’s hands in open surgery are entirely intuitive.

We believe that our technology overcomes many of the limitations of existing MIS tools and techniques in the following ways:

•	Natural Instrument Movements. Our technology is designed to directly transform the surgeon’s natural hand movements outside the body into corresponding micro-movements inside the patient’s body. For example, a hand movement to the right outside the body causes the instrument inside the patient to be moved to the right, eliminating the backward nature of existing MIS. In contrast, conventional MIS instruments are essentially long rigid levers that rotate around a fulcrum, or pivot point, located at the port created in the body wall. As a result, the instrument tip moves in the opposite direction from the surgeon’s hand and surgeons must relearn their hand-eye coordination to translate their hand movements in this “backward” environment.

•	EndoWrist Instruments Provide Natural Dexterity and Range of Motion. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human hand and wrist. Our proprietary instruments, which we call EndoWrist instruments, incorporate “wrist” joints that enable surgeons to reach behind tissues and suture with precision, just as they can in open surgery. The surgeon controls the joint’s movements from the surgeon’s console using natural hand and wrist movements. EndoWrist joints are located near the tips of all of our instruments. Conventional MIS instruments provide surgeons less flexibility, dexterity and range of motion than their own hands provide in open surgical procedures. For example, MIS instruments in widespread use today do not have joints near their tips to replicate surgeons’ hand and wrist movements used in open surgery to perform manipulations, such as reaching behind tissue, suturing and fine dissection.

•	More Precise Movements and Reduced Tremor. With our technology, the surgeon can also use “motion scaling,” a feature that translates, for example, a three millimeter hand movement outside the patient’s body into a one millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow greater precision than is normally achievable in both open surgery and MIS. In addition, our technology is designed to filter out the tremor inherent in every surgeon’s hands.

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

•	Easy to Learn, Easy to Master. We have designed our products to make them as simple as possible to use, even though the underlying technology is inherently complex. We believe that tissue manipulations using our products are as natural as hand movements in open surgery. In our experience, based on feedback from surgeons who we believe have performed hundreds of procedures, surgeons can learn to manipulate our instruments with only a short amount of training. Learning to perform surgical procedures using the da Vinci Surgical System will vary depending on the complexity of the procedure and the surgical team’s experience with MIS techniques.

•	Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform surgery in virtually any part of the body. To date, we believe surgeons have used the da Vinci Surgical System to perform over 100 different types of surgical procedures.

We believe that these advantages give the patient the benefits of less traumatic MIS while restoring to the surgeon the range of motion and fine tissue control possible with open surgery, along with further enhancements such as tremor reduction, motion scaling and superior visualization.

We believe that our technology has the potential to change surgical procedures in two basic ways:

•	Convert Open Procedures to Intuitive Surgery. Convert procedures which are currently performed through large traditional incisions to Intuitive surgery.

•	Facilitate Difficult MIS Operations. We believe surgical procedures that today are performed only rarely using MIS techniques will be performed routinely and with confidence using Intuitive surgery. Some procedures have been adapted for port-based techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci Surgical System will enable more surgeons at more institutions to perform these procedures.

Intuitive Surgical’s Products

Our principal products include the da Vinci Surgical System and a variety of “smart disposable” EndoWrist instruments.

da Vinci Surgical System

Our da Vinci Surgical System is comprised of the following components:

•	Surgeon’s Console. The da Vinci Surgical System allows the surgeon to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon’s fingers grasp the instrument controls below the display with wrists naturally positioned relative to his or her eyes. Using hardware, software, algorithms, mechanics and optics, our technology is designed to seamlessly translate the surgeon’s hand movements into precise and corresponding real-time microsurgical movements of the EndoWrist instruments inside the patient.

•	Patient-Side Cart. The patient-side cart, which can be easily moved next to the operating table, holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be easily positioned as appropriate, and then locked into place. The first two arms, one representing the left hand and one the right hand of the surgeon, hold our EndoWrist instruments. The third arm positions the endoscope, allowing the surgeon to easily change, move, zoom and rotate his or her field of vision. During the second quarter of 2003, we introduced a fourth arm option, which provides additional surgical capabilities by holding an additional EndoWrist instrument as well as potentially eliminating the need for an assistant surgeon. The surgeon has a choice of simultaneously controlling any two of the operating arms by tapping a foot pedal underneath the surgeon’s console. The fourth arm is available as an option on new da Vinci Surgical Systems and can be added as an upgrade to existing da Vinci Surgical Systems.

•	3-D Vision System. Our vision system includes our InSite high resolution three dimensional, or 3-D, endoscope with two separate vision channels linked to two high resolution, progressive scan color monitors. Our vision system also incorporates our InSite image processing equipment comprised of high performance video cameras, specialized edge enhancement and noise reduction equipment. The resulting 3-D image has high resolution and contrast and no flicker or cross fading, which occurs in single monitor systems, and minimizes eye fatigue. Our vision system allows the surgeon to move his or her head in the viewer without affecting image quality. During the third quarter of 2003, we introduced a three-channel vision system upgrade option, which we co-developed with Olympus Corporation. By tapping a foot pedal underneath the surgeon’s console, the three-channel vision system allows the surgeon to switch back and forth between a high resolution, three dimensional view and a wide angle, two dimensional view of the operative field. The three-channel vision system is available as an option on new da Vinci Surgical Systems and can be added as an upgrade to existing da Vinci Surgical Systems.

EndoWrist Instruments

We manufacture a variety of EndoWrist instruments, each of which incorporates a wrist joint for natural dexterity, with tips customized for various surgical procedures. These EndoWrist instruments are currently approximately five or eight millimeters in diameter. The instruments mount onto the electromechanical arms that represent the surgeon’s left and right hands and provide the mechanical capability necessary for performing complex tissue manipulations through ports. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels and other surgical tools that are readily familiar to the surgeon from open surgery and MIS. Generally, a variety of EndoWrist instruments are selected and used interchangeably during a surgery. Where instrument tips need to incorporate a disposable component, such as scalpel blades, we sell disposable inserts. We plan to continue to add new types of EndoWrist instruments for additional types of surgical procedures.

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

Computer Motion’s Products

Computer Motion’s products include the AESOP Endoscope Positioner, a surgical robot capable of positioning an endoscope in response to a surgeon’s commands, the ZEUS Surgical System, a robotic platform designed to improve a surgeon’s ability to perform complex surgical procedures and enable new, minimally invasive microsurgical procedures, the HERMES Control Center, a voice activated operating room control system designed to enable a surgeon to directly control multiple operating room devices through simple verbal commands and the SOCRATES Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor and collaborate with another surgeon during an operation. We are no longer promoting the ZEUS and SOCRATES products, however, we continue to support systems that are installed at customer sites. We have discontinued pursuing any further regulatory approvals for these products.

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

Our Strategy

Our goal is to establish Intuitive surgery as the standard for complex surgical procedures and many other procedures currently performed using either open surgery or MIS. We intend to accomplish this objective both by pioneering new types of endoscopic surgery and by making existing MIS procedures easier, safer and more cost effective. Over time, our strategy is to broaden the number of procedures performed using the da Vinci Surgical System and to educate surgeons and hospitals as to the benefits of Intuitive surgery. Key elements of our strategy include the following:

•	Focus on Key Institutions. Our marketing efforts are focused on both academic and community hospitals. Following the initial placement at a given hospital, we endeavor to expand the number of physicians who use the da Vinci Surgical System and work with the hospitals and their surgeons to promote patient education as to the benefits of Intuitive surgery. We believe that these efforts will result in increased usage per system, leading to high volume sales of instruments and sales of additional systems at each hospital. In addition, we believe these efforts will benefit early-adopting hospitals by increasing their market share in the procedures and specialties that benefit from Intuitive surgery. We expect these efforts to increase demand for our products among competitive hospitals, surgeons and referring physicians.

•	Focus on Key Procedures. Our procedure marketing efforts are primarily focused within three surgical specialties: urologic surgery, cardiothoracic surgery and general surgery. The mix of procedures being performed with the da Vinci Surgical System among these three surgical specialties is largest within urology, followed by cardiothoracic and general surgery. The da Vinci Surgical System is used to perform, among other procedures, da Vinci Prostatectomy, da Vinci Mitral Valve Repair, Multi-Vessel Small-Thorocotomy and da Vinci Gastric Bypass. The development of key procedures, which often are in parallel with our FDA clearances, has been a catalyst for the growth of our company.

•	Focus on Leading Surgeons to Drive Rapid and Broad Adoption. We place significant emphasis on marketing the da Vinci Surgical System to leading surgeons who are considered to be the “thought leaders” in their institutions and fields. These surgeons typically perform complex surgical procedures that are currently not adaptable to MIS techniques. For example, cardiac procedures are among the most difficult to perform using MIS techniques. This strategy puts surgeons at the forefront of procedure development and provides them an opportunity to maintain a competitive edge in their specialty. We believe that early adoption of our products by surgical thought leaders will give many other surgeons the confidence that the da Vinci Surgical System can be used for all types of surgical procedures. In addition to working with academic-based thought leaders, we will work with busy community-based surgeons who are focused on differentiating themselves within their community. We will help them expand their busy clinical practice by offering their patients an increased number of MIS procedures.

•	Develop Protocols for New Surgical Procedures. We intend to leverage our relationships with key institutions and surgical thought leaders to develop protocols for new surgical procedures. These protocols would include guidance on patient screening, port placement, interaction of the surgical team and advice on the sequence and selection of tools and maneuvers. We believe that establishing protocols for a given procedure will facilitate the broader adoption of Intuitive surgery for that procedure.

•	Maintain Market Leadership. We intend to maintain our leadership advantage by continuing to develop and enhance our technology and to communicate the benefits of our da Vinci Surgical System to surgeons, hospitals and patients. We will continue to improve our da Vinci Surgical System through software and hardware enhancements and by developing new surgical instruments. We will also continue to develop our surgical platform to facilitate and support future surgical innovations.

•	Develop Industry Alliances. We intend to continue to establish strategic alliances with leading medical device companies. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, procedure development and marketing activities. We have formed alliances with, among other companies, Ethicon Endo-Surgery, Inc., Olympus Corporation and Medtronic, Inc.

Clinical Applications

We believe our technology is capable of enhancing or enabling a wide variety of procedures in many surgical specialties. To date, we believe surgeons using our da Vinci Surgical System have performed several thousand surgical procedures of various types, including urologic, cardiothoracic, and general surgery. These surgical applications, which are currently cleared by the FDA, are further described below.

Urologic Surgery

Prostatectomy. Radical prostatectomy is the removal of the prostate gland in patients diagnosed with clinically localized prostatic cancer. The current approach to removal of the prostate is via an open surgical procedure or a laparoscopic approach. The laparoscopic approach, while not prevalent, is difficult and poses challenges to even the skilled urologist. The da Vinci Surgical system allows for improved visualization of the gross anatomy (dorsal veins, endopelvic fascia, bladder muscle, puboprostatic ligaments), microanatomy (bladder muscosa, nerve bundles) and tissue planes which are critical for an anatomic dissection. Radical prostatectomy using the da Vinci Surgical System allows for good oncologic results, reduced operative blood loss, less postoperative pain, improved cosmesis and potentially a better nerve-sparing technique. The technology has enabled surgeons to convert from an open technique to a minimally invasive technique.

Cardiothoracic Surgery

Internal Mammary Artery Dissection. In a coronary artery bypass graft procedure used in cardiac surgery, a blocked coronary artery is bypassed with a graft. When available, an artery from the chest called the internal mammary artery is dissected from its natural position and grafted into place to perform the bypass. Because the internal mammary artery is located on the underside of the anterior surface of the chest, dissection of the vessel is challenging using existing surgical instruments through the three- to five-inch incision currently used in a coronary artery bypass graft procedure. The da Vinci Surgical System instruments have multiple joints that emulate the surgeon’s shoulders and elbows, allowing exact positioning of the instruments inside the patient’s chest. In addition, the EndoWrist joints permit the surgeon to reach behind the tissues for easier dissection of the internal mammary artery. Thus, we believe that the internal mammary artery can be dissected with greater ease and precision using our technology.

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

Multi-Vessel Small Thoracotomy. The traditional approach to coronary artery bypass grafting (CABG) involves splitting the breastbone via a median sternotomy incision, placing the patient on CPB, and “bypassing” diseased segments of arteries in the heart with conduit arteries and veins. Over time, successful results from this operation have been widely reported. However, there are known morbidities from this approach that minimally invasive techniques for coronary artery bypass surgery seek to overcome. With assistance from the da Vinci Surgical System, patients can undergo multi-vessel full surgical revascularization to avoid CPB and the median sternotomy incision as well as the morbidities associated with these procedures. In MVST (Multi-Vessel Small Thoracotomy), surgeons use the da Vinci system to precisely mobilize one or both internal mammary arteries for use in the bypass operation. This is done through three small port incisions in the left chest and once completed, the middle port incision is extended into a 4-6 cm wound, enabling the surgeon to complete the anastomoses directly through the incision. In addition to avoiding known morbidities from standard open-chest coronary artery bypass surgery, MVST sets a new standard in minimally invasive coronary artery bypass surgery by placing the patient on an accelerated path to recovery.

General Surgery

Gastric Bypass. We believe that obesity has become a national epidemic. A growing number of patients are undergoing surgical treatment for their morbid obesity. Laparoscopic Roux-en-Y gastric bypass (LRYGB) is the most commonly performed surgical procedure for morbid obesity in the United States. Briefly, the LRYGB operation promotes weight loss by two mechanisms. First, the size of the stomach is greatly reduced by surgical “stapling” thus restricting the amount of food the patient can consume at a given time. Second, a long segment of intestine is bypassed causing less food to be absorbed. The LRYGB is arguably one of the most technically challenging laparoscopic procedures because of the suturing, stapling and tissue (bowel) manipulation that is required. A critical portion of the operation is anastomosing the stomach to the small intestine. Leaks in the anastomosis are the cause of major complications that can result in death. The da Vinci® Surgical System is used by surgeons in suturing this anastomosis. Surgeons using the da Vinci system have reported that a da Vinci hand-sewn anastomosis results in a patient anastomosis with fewer leaks.

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

Additional Clinical Applications

The da Vinci Surgical System has full regulatory clearance in Europe and has been used in Europe for other applications which have not yet been cleared by the FDA. In addition, we believe there are numerous additional applications that can be addressed with the da Vinci Surgical System. The following are examples of these additional clinical applications that have not yet been cleared by the FDA. These applications include totally endoscopic coronary artery bypass surgery and gynecologic surgery.

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

Marketing and Distribution

We market our products through a direct sales force in the United States and most of Europe. We have also entered into agreements with distributors in Australia, Canada, India, Italy, Japan, Romania, Saudi Arabia, Singapore and Turkey. Our marketing and sales strategy in the United States and Europe involves the use of a combination of area sales managers, technical sales representatives and clinical training specialists. As of December 31, 2003, we had 100 employees in sales and marketing. We expect to increase our sales and marketing force as we expand our business. The role of our technical sales representatives is to educate physicians and surgeons on the advantages of Intuitive surgery and the clinical applications that our technology makes possible. We also train our technical sales representatives to educate hospital management on the potential benefits of early adoption of our technology and the potential for increased local market share that may result from Intuitive surgery. Once a hospital has installed a da Vinci Surgical System, our sales force helps introduce the technology to other surgical specialties within the hospital.

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

Intellectual Property

Since our inception in late 1995, we have encountered and solved a number of technical hurdles. We have patented and continue to pursue patent and other intellectual property protection for the technology that we have developed to overcome these hurdles. In addition to developing our own patent portfolio, we have spent significant resources in acquiring exclusive license rights to necessary and desirable patents and other intellectual property from SRI International and IBM, which were early leaders in applying robotics to surgery. One of the strengths of our portfolio is that the licensed SRI International and IBM patents have original filing dates as early as January 1992 and June 1991, respectively. We have also exclusively licensed a patent application from MIT concerning robotic surgery. In April 2000, we exclusively licensed an extensive minimally invasive heart surgery patent portfolio from Heartport, Inc. in the field of robotic surgery. These patents cover many different forms of minimally invasive robotic surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement and beating heart stabilization. In June 2001, we entered into a non-exclusive patent license with Olympus Optical Co., Ltd. of Japan for several robotic surgery patents. As of March 1, 2004, we held exclusive field-of-use licenses for over 100 United States patents and over 35 foreign patents, and own outright 69 United States patents that expire no earlier than March 2008. We also own or have licensed numerous pending United States and foreign patent applications. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon’s console, electromechanical arms, vision system and our EndoWrist instruments. We intend to continue to file additional patent applications to seek protection for other proprietary aspects of our technology.

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

Computer Motion Inc. Intellectual Property Rights

As a result of our merger agreement, the portfolio of intellectual property rights which belonged to Computer Motion as of the merger are now the property of our company. Computer Motion began filing patent applications by 1988, and over 25 US patents had issued from these filings as of March 1, 2004. The first of these patents will expire in 2008. A total of over 60 U.S. and international patent applications also remained pending in this portfolio as of that date. Along with ownership of the patents and patent applications previously belonging to Computer Motion, we now have both the benefit of patent licenses previously held by Computer Motion, along with the obligations under those Computer Motion license agreements.

We intend to continue to seek patent protection in the United States and in foreign jurisdictions under the Computer Motion applications which we believe will offer a potential competitive advantage. At least a part of Computer Motion’s patent portfolio may be directed to technologies which differ from those of our products, and we cannot be certain that we will be able to obtain protection that covers our technology or that of our competitors under these patent filings. Furthermore, prior to the merger some of Computer Motion’s patents were the subject of litigation here in the U.S., proceedings within the U.S. Patent Office, and proceedings before the European Patent Office in which their validity and Computer Motion’s rights to those patents were challenged. Such litigation may make it more difficult and/or impossible to successfully assert at least some of the patents involved in these proceedings.

SRI International License Agreement

After receiving funding in 1990 from the United States Advanced Research Projects Agency, SRI International conducted research to develop a “telesurgery” system to allow surgeons to perform surgery on the battlefield from a remote location. SRI International developed the precise electromechanics, force-feedback systems, vision systems and surgical instruments needed to build and demonstrate a prototype system that could accurately reproduce a surgeon’s hand motions with remote surgical instruments. In 1995, John G. Freund, M.D., one of our founders, acquired an option to license SRI International’s telesurgery technology, which resulted in SRI International granting us a license.

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

MIT License Agreement

After receiving funding from the United States Department of the Army, several researchers at MIT conducted research on various aspects of robotic surgical systems. As a result of that work, several patent applications were filed. Both MIT and the Army waived their rights to all but one of these applications, which the inventors ultimately assigned to us. MIT owns the other application. Under the terms of our license agreement with MIT, we have an exclusive, worldwide, royalty-free license to this patent application in the field of medical devices. The MIT license will terminate upon the last expiration of any patents issuing in the future from the licensed patent application, which is currently expected to occur in 2017 if any patent issues. MIT also has the right to terminate the MIT license in the event of a material, uncured breach of our obligations under the license. In the event MIT terminates the license, we do not know whether we would be able to reacquire a license from MIT on satisfactory terms, if at all. MIT reserved the right to practice any patents for research, teaching, and educational purposes and the United States federal government is allowed to practice any government funded invention under any resulting United States patents as a result of their funding of the underlying project, pursuant to Title 35, Sections 201-211 of the United States Code.

Heartport, Inc. License Agreement

Since its inception in the early 1990s, Heartport, Inc. has developed an extensive patent portfolio covering systems and methods for performing many different aspects of minimally invasive heart surgery, including single-and multi-vessel coronary artery bypass grafts, heart valve repair and replacement, and beating heart stabilization. In April 2000, we acquired an exclusive, worldwide license in the field of robotic surgery to much of Heartport’s portfolio, including issued United States patents and pending United States and foreign applications. The license is royalty-free unless we sell instruments for robotic surgery procedures that are not operated by the robotic surgery system, in which case we pay a small royalty.

Our license will terminate upon the last expiration of the patents licensed from Heartport, which is currently expected to occur in 2015. This termination date may be extended beyond 2015 as a result of actions that could be taken by the United States Patent and Trademark Office, or USPTO, relating to pending patent applications. For example, the USPTO may extend the term of one or more of the patents licensed from Heartport in response to delays by the USPTO during prosecution of the patent application, or if requested, in response to delay by the Food and Drug Administration in approving a medical device. No such extension of the patents from Heartport may be available or requested, and if requested, no extension may be granted by the USPTO. It is also possible that the USPTO could shorten the term of the last patent licensed from Heartport, so that the last patent may expire before 2015. For example, the USPTO may require that Heartport agree to an earlier expiration date as a condition for granting Heartport a particular patent. Additionally, Heartport might, with our input, ask the USPTO to shorten the term of one or more application or patent. The USPTO also has the power, on its own initiative or at the request of one of our competitors, to initiate proceedings during which Heartport could be required to agree to a shortened patent term. Although we are not aware of any such USPTO proceedings being considered or requested, we cannot guarantee outcome of any such proceedings. Heartport may terminate the license in the event of a material, uncured breach of our obligations. In the event Heartport terminates the license, we do not know whether the necessary or desirable licenses could be reacquired from Heartport on satisfactory terms, if at all.

In April 2001, Heartport became part of the Cardiovations Division of Ethicon Endo-Surgery, Inc., a Johnson & Johnson company. Our exclusive license survives Johnson & Johnson’s acquisition of Heartport. Ethicon Endo-Surgery, Inc. therefore is our licensor under the Heartport license.

Wilk License Agreement

Dr. Peter J. Wilk graduated from Yale and the New York Medical College, and is a noted surgeon and inventor. Beginning in 1991, Dr. Wilk filed a series of patent applications for automated surgical apparatus and methods, with claims directed to robotic surgery. In January of 2004, Dr. Wilk and two entities with whom he is affiliated, Brookhill-Wilk 1, LLC and the Wilk Patent Development Corporation, granted a license to our company to those patent filings, thereby settling a patent infringement lawsuit. Pursuant to the agreement, our company was granted an exclusive license in the field of surgical robotic systems for two issued patents, a non-exclusive license to another issued patent, and an agreement that our company will not be sued under at least one additional issued patent. The license is fully paid and royalty-free, and covers patents which may issue from applications which are related to the licensed patents, but does not cover any new, separate patent applications Dr. Wilk may file or has filed after January 13, 2004.

Research and Development

We focus our research and development efforts on providing our customers with new products and product improvements that enable them perform new and better surgical procedures, with less difficulty. Our research and development team includes experienced personnel in robotic technology. Our design engineers span a number of disciplines, including software engineering, systems analysis and electrical and mechanical engineering. In addition, we have engineers who specialize in vision and speech technology. Finally, we have a manufacturing engineering group that continues to improve the manufacturability and quality of our products. We incurred $16.2 million, $16.8 million and $13.9 million of research and development expenses for the years ended December 31, 2003, 2002 and 2001, respectively.

Manufacturing

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

Competition

We consider our primary competition to be existing open or MIS surgical techniques. Our success depends in part on convincing hospitals, surgeons and patients to convert procedures to Intuitive surgery from open or existing MIS. We also face competition from several companies that are developing new approaches and products for the MIS market. Because many of these developments are aimed at MIS, we believe that our da Vinci Surgical System may actually prove complimentary to these new technologies.

In addition, a limited number of companies are using robots and computers in surgery, including endoVia Medical, Inc., Integrated Surgical Systems, Inc., Johns Hopkins University Engineering Research Consortium, Maquet AG, MicroDexterity Systems, Inc., Armstrong Healthcare Ltd., Sinters SA, and Ross-Hime Designs, Inc. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products.

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

Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class II medical devices.

Class I devices are those for which safety and effectiveness can be assured by adherence to general controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are those which are subject to the general controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification process. For most Class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is “substantially equivalent” in intended use and technology to a “predicate device” that is either:

(1)	a device that has grandfather marketing status because it was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

(2)	a Class I or II device that has been cleared through the 510(k) process.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device. The FDA has 90 days to respond to a 510(k) submission. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a premarket approval application, or PMA, approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a predicate device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness.

Approval of a PMA from the FDA is required before marketing of a Class III product can proceed. The PMA process is much more demanding than the 510(k) premarket notification process and requires proof of the safety and effectiveness of Class III devices to the FDA’s satisfaction. A PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Once the FDA determines that an application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application frequently occurs over a significantly longer period of time, sometimes up to several years. In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.

When FDA clearance or approval of a Class I, Class II or Class III device requires human clinical trials, and if the device presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to the FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required. The da Vinci Surgical System is considered a significant risk device that requires IDE approval for any clinical trial involving an investigational use.

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

Other postmarket regulatory requirements apply to our commercial distribution of the da Vinci Surgical System, including the following:

•	labeling regulations;

•	the FDA’s general prohibition against promoting products for unapproved or “off label” uses;

•	the Reports of Corrections and Removals regulation, which requires that manufacturers report to FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FFDCA that may pose a risk to health; and

•	the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Class II devices also must comply with applicable special controls, such as postmarket surveillance or patient registries.

We are subject to inspection and marketing surveillance by the FDA to determine compliance with all regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions including the following:

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals already granted; and

•	criminal prosecution.

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

In January 1999, we filed a 510(k) submission with clinical data, seeking clearance for the da Vinci Surgical System and EndoWrist instruments for laparoscopic surgical procedures. In May 1999, the FDA determined that our products were not eligible for 510(k) clearance but would instead be required to undergo the PMA approval process. In June 1999, after review of the clinical data on the use of our products in laparoscopic surgical procedures, the FDA’s General Surgery Advisory Panel recommended approval. In November 1999, we filed a PMA application to commercialize our products for laparoscopic surgery, which was accepted for review by the FDA in December 1999. In June 2000, the FDA determined that the PMA approval process was inappropriate for the da Vinci Surgical System and re-classified the device as Class II. The Premarket Approval Application submitted in November 1999 was closed and the original 510(k) application reactivated. In July 2000, we received a letter from the FDA informing us of their decision to clear the da Vinci Surgical System for use in laparoscopic surgery. The decision to reclassify the device to Class II also means that future submissions for the da Vinci Surgical System may be reviewed under the 510(k) process unless changes to the intended use significantly change the safety and effectiveness of the device, in which case a PMA may be required.

Subsequent to the July 2000 clearance of the da Vinci Surgical System, we have obtained additional 510(k) clearances from the FDA to include non-cardiac thoracoscopic surgical procedures (March 2001), laparoscopic radical prostatectomy (May 2001) and thoracoscopically-assisted cardiotomy procedures (November 2002). In January 2001, we submitted an investigational device exemption application to the FDA requesting permission to conduct a multi-center evaluation of the da Vinci Surgical System for totally endoscopic coronary artery bypass grafting. In April 2001, we received a letter from the FDA approving trials for totally endoscopic coronary artery bypass grafting. We have commenced this clinical trial and, if completed, we expect to submit a 510(k) to the FDA requesting permission to expand the intended use for the da Vinci Surgical System to include totally endoscopic coronary artery bypass grafting. While trials are in progress, we cannot assure that such trials will produce clinical data adequate to support a 510(k) application.

Our 510(k) clearance for laparoscopic radical prostatectomy was obtained after a dispute with the FDA over the scope of the original clearance granted to the da Vinci Surgical System in July 2000 for laparoscopic surgical procedures. We believed that this general clearance allowed us to promote the da Vinci Surgical System specifically for use in laparoscopic radical prostatectomy without the need for a new 510(k) clearance. The FDA did not agree, and issued a Warning Letter on April 12, 2001, indicating that the da Vinci Surgical System could not lawfully be labeled or advertised for laparoscopic radical prostatectomy without additional 510(k) clearance. We therefore sought and received such clearance in May 2001.

At the same time, we reached an understanding with the FDA as to how to interpret the scope of our existing 510(k) clearance for general laparoscopic surgery in a meeting in May 2001. The FDA memorialized this understanding in a May 2002 letter to us, indicating that the labeling, advertising and user training for the da Vinci Surgical System may call out specific procedures that reasonably fall within general laparoscopic surgery, but may not call out gynecologic, urologic or vascular laparoscopic surgical procedures without new 510(k) clearance. The FDA also indicated that, prior to calling out any specific procedure, we should perform appropriate risk analysis and validation to ensure that the device design does not introduce new risks and that the instructions for use are appropriate. If clinical data are required for validation of a specific procedure within an existing clearance, we may conduct the study without an IDE (although IRB approval is required). We must document our risk analysis and validation in the Design History File for the da Vinci Surgical System and have the results available for FDA inspection. In a meeting with the FDA in September 2002, we reached an understanding with the agency that this same approach will apply to our other general clearances, such as the clearance for non cardiac thoracoscopic surgical procedures and thoracoscopically-assisted cardiotomy procedures.

We have modified the labeling, advertising, and user training for the da Vinci Surgical System to call out specific procedures that we believe are within the scope of our existing 510(k) clearances. We cannot assure you that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since clearance in ways that we believe do not require new 510(k) clearance. We cannot assure you that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes.

In December 2002, the FDA inspected our Sunnyvale manufacturing facility and issued a Form FDA 483 setting forth three observed compliance deficiencies under the QSR relating to management control, process control, and complaint handling. The Form FDA 483 also set forth two observed deficiencies relating to the failure to report field corrections or recalls to the FDA that the FDA believed should have been reported under the Reports of Corrections and Removals regulation and that, even if the activity was not reportable, required documentation to justify not reporting was not provided. In January 2003, we wrote to the FDA indicating our response to each observation with proposed corrective actions. That same month, FDA responded that the adequacy of our promised corrections and actions would be verified during the next inspection of our facility. To date, the FDA has not returned for another inspection and we continue to evaluate and upgrade our QSR compliance. We cannot assure you that, upon reinspection, the FDA will find that our promised corrective actions are appropriate or that they have been adequately implemented. We also cannot assure you that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

In June 2003, we acquired Computer Motion and are working to integrate its FDA compliance system with our own. Our review is complete, and we identified that Computer Motion has had deficiencies in complaint handling, MDR reporting and Corrections and Removals reporting in the last several years that will require submission of retroactive reports to the FDA. We decided to report 52 MDRs. We believe that our reporting decisions regarding these 52 complaints were conservative in part because many of the complaints likely would not have been reportable if more information were available at this date. Also, to our knowledge, none of the reported events resulted in a death or serious injury, prolonged hospitalization, or medical intervention to prevent death or serious injury.

Computer Motion did respond to complaint trends, and it addressed the trends through corrective actions. Accordingly, the incidence of many of the types of events in the reports had been mitigated by June 2003. Our review also suggests that significant complaint trends identified by Computer Motion over the period of four years were addressed by corrective actions, which have proven to be effective over time. We are analyzing whether Computer Motion’s product modifications without 510(k) clearance complied with the FDA’s guidance. If necessary, we will seek additional 510(k) clearance for these product modifications.

California Regulation

The state of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection. Our facilities and manufacturing processes were inspected in February 1998. We passed the inspection and received our device manufacturing license from the Food and Drug Branch, or FDB, of the California Department of Health Service in March 1998. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the FDB and, after correction of two observed QSR deficiencies, we have received an updated device manufacturing license for our Sunnyvale facility.

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

Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE mark on its products. In January 1999, following an audit of our quality system and Mountain View facility, we received permission from DGM, our Notified Body and agent of the Danish Government, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. To date we have met these requirements and are our certificate is valid until August 2006.

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

The Ministry of Health, Labor, and Welfare (MHLW) regulates commercialization and reimbursement of medical devices in Japan. In July 2002, the Japanese House of Representatives passed and enacted a revised Pharmaceutical Affairs Law (PAL). The PAL is intended to ensure the safety, efficacy, and quality of medical products in Japan, and the MHLW is expected to fully implement the revised regulations by April 2005. We are evaluating the appropriate strategy for submitting documentation to the MHLW to obtain permission to commercialize our da Vinci Surgical System for laparoscopic surgical procedures in Japan. The details of the revised regulation are still being implemented, and we do not know whether the revised PAL will negatively impact our ability to obtain required approvals to market our products in Japan or elsewhere. Furthermore, we do not know whether we will succeed in procuring the required approvals to market our products in Japan or elsewhere, even if we develop a strategy and ultimately apply for these approvals.

The regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. These regulations typically require regulatory approvals, and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products, may impact our ability to generate revenue and harm our business.

Third Party Reimbursement

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

Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third party involved, the insurance plan involved, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed. This fixed amount is paid regardless of the actual costs incurred by the hospital or physician in furnishing the care and is unrelated to the specific devices used in that procedure. Thus, any reimbursements that hospitals obtain for performing surgery with our products will generally have to cover any additional costs that hospitals incur in purchasing our products.

Domestic institutions typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because our da Vinci

Surgical System has been cleared for commercial distribution in the United States by the FDA, Medicare reimbursement is available for use of the device in laparoscopic and thoracoscopic procedures and procedures conducted under an approved investigational device exemption application. We believe that the additional procedures we intend to target are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may have to apply to the American Medical Association for a unique Current Procedural Terminology code covering computer-enhanced surgery. If an application for a unique code is required, reimbursement for any use of our products may be unavailable until an appropriate code is granted. The application process, from filing until adoption of a new code, can take two or more years.

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

Employees

As of December 31, 2003, we had 325 employees, 77 of whom were engaged directly in research and development, 100 in manufacturing and service and 148 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Website Access to Reports

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings.”

ITEM 2: PROPERTIES

Our headquarters and manufacturing facility is located in a single building in Sunnyvale, California. Effective January 2002, we leased approximately 83,000 square feet in Sunnyvale, California. As of January 2004, we lease an additional 22,000 square feet in the same building. The facility is leased through April 2007, and we have an option to extend the lease for an additional five-year term. In addition, we lease approximately 2,000 square feet for research and development in Milford, Connecticut and approximately 3,000 square feet for a sales office in St. Germain en Laye, France.

In connection with our acquisition of Computer Motion, we assumed leases for approximately 47,000 square feet in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of February 2004, we have subleased approximately 34,000 square feet of this space and we are marketing the balance of this space for sublease since we are closing our operations in Goleta, California.

ITEM 3: LEGAL PROCEEDINGS

Brookhill-Wilk 1, LLC

We have resolved all pending litigation related to Brookhill-Wilk 1 LLC as described below:

In September 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against us in the United States District Court for the Southern District of New York alleging infringement of U.S. Patent Nos. 5,217,003 and 5,368,015 (“the ‘003 and ‘015 patents, respectively). After various proceedings in the District and Appellate courts and while further proceedings were still pending in July 2003, Wilk filed a new lawsuit relating to the ‘003 and ‘015 patents against three of our customers: Mt. Sinai Hospital, Lenox Hill Hospital and the New York and Presbyterian Hospital. Pursuant to agreements with those customers, we defended this lawsuit on behalf of our customers. In September 2003, Wilk also amended its complaint against us to include Computer Motion within the lawsuit. Prior to our acquisition of Computer Motion, Wilk sued Computer Motion but dismissed that lawsuit voluntarily in order to await the outcome of the appeal proceedings in Wilk’s litigation with us.

On January 13, 2004, we settled all of our pending litigation with Brookhill-Wilk 1, LLC. Under the terms of the settlement, in consideration of a one-time license fee in the amount of $2.6 million, Brookhill-Wilk granted us a fully paid-up, perpetual, exclusive license to the ‘003 and ‘015 patents that were the subject of the litigation as well as additional rights with respect to other patents presently owned by or which may issue to Brookhill-Wilk 1 LLC, The Wilk Patent Development Corp., and/or Peter J. Wilk. The settlement resulted in the dismissal with prejudice of all pending litigation between the companies, including Brookhill-Wilk’s related claims against Computer Motion, Inc. and the three hospitals named above. We accrued $2.6 million in the consolidated balance sheet and statement of operations for the year ended December 31, 2003, with $0.6 million included in product cost of sales, and $2.0 million capitalized as patent costs. These patent costs will be amortized on a straight-line basis in product cost of sales in the statement of operations beginning in January 2004 over a period of approximately 6.5 years, the remaining useful life of the patents.

Other Legal Matters

In September 2002, we discovered that one of our employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of our management. This matter was investigated by law enforcement authorities and our advisors. We have since terminated this employee’s employment and have taken actions intended to ensure that no similar incidents can occur in the future, including implementing additional controls relating to our cash disbursement process. In addition, we are seeking to recover our loss. We have filed a claim with our insurance carrier, from which we received proceeds of $500,000, and filed suit against the sellers of the administrative supplies in December 2002. Our complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organization, or RICO, Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the unauthorized purchase of office supplies and (ii) committed unlawful business acts and practices in violation of

Cal. Bus. & Prof. Code Section 17200 et seq. Our suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In January 2003, we amended our complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5. The amended complaint reiterates our claim to recover actual and treble damages, costs and attorney fees. Discovery has begun. Defendants have demurred to the complaint, alleging that the complaint does not contain sufficiently pled information to support each of our causes of action. The Court will resolve the demurrer before the case continues.

During the second quarter of 2003, two former patients of The Valley Hospital in New Jersey filed suit against The Valley Hospital, their surgeons and our company alleging various harms caused during their surgeries. We were named because the da Vinci Surgical System was utilized for a portion of the surgeries and the detachable tip of an EndoWrist instrument is alleged to have remained in each patient after each surgery. In the fourth quarter of 2003, we settled our pending litigation with the two former patients of The Valley Hospital in New Jersey.

In October 2003, a former distributor for Computer Motion in Italy filed suit against our company and Computer Motion seeking damages. The distributor alleges that we breached the distribution agreement the distributor had with Computer Motion when, following our acquisition of Computer Motion, we withdrew, from coverage under the distribution agreement, two of the products covered by the agreement. We believe we are entitled to withdraw the products from coverage under the agreement with proper notice, which we gave to the distributor. We also believe that the distributor improperly and in violation of the agreement filed the suit in Rome instead of in California as specifically provided for by the agreement. In November 2003, we counter-sued the distributor in California for breach of contract, seeking unspecified damages and injunction against the distributor’s action in Rome. We are defending the action in Rome on both jurisdictional grounds and on the merits. The California suit is still in its early stages.

In November 2003, an Israeli company that Computer Motion evaluated but did not engage as a distributor, filed suit against our company and Computer Motion in Israel alleging breach of oral distribution contract and seeking damages. Following our acquisition of Computer Motion, we withdrew an outstanding offer to the Israeli company for a distributor relationship. We do not believe we breached any contract with the Israeli company by withdrawing the offer. While the Israeli company has not formerly served us with this lawsuit, we have retained counsel in Israel to defend this suit if and when we are served.

In February 2004, a former customer of Computer Motion filed a lawsuit against our company but has not formally served us with the lawsuit. The customer alleges that it relied to its detriment on representations made by Computer Motion in connection with Computer Motion’s sale of products to the customer, which representations the customer believes were not fulfilled. The customer is seeking damages. We believe we are innocent of all the charges and will vigorously defend this suit if and when we are served. The lawsuit is still in its early stages.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on The Nasdaq Stock Market under the symbol “ISRG” since June 13, 2000. The following table sets forth the high and low closing prices of our common stock for the periods indicated and are as reported by Nasdaq.

Quarter	High	Low
Year Ended December 31, 2003:
First Quarter	$13.50	$7.52
Second Quarter	18.20	10.96
Third Quarter	18.08	12.08
Fourth Quarter	17.89	13.93

Year Ended December 31, 2002:
First Quarter	$20.30	$16.78
Second Quarter	21.80	15.84
Third Quarter	16.62	11.54
Fourth Quarter	16.26	12.16

Our stockholders approved a one-for-two reverse stock split, or the Reverse Split, on June 30, 2003 and the Reverse Split was effected on July 1, 2003. The above stock prices reflect the one-for-two reverse stock split for all periods presented above .

As of December 31, 2003, there were approximately 528 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years.

The information required by this item regarding equity compensation is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	Year Ended December 31,
	2003(3)	2002	2001	2000	1999
	(In Thousands, Except Per Share Data)
Consolidated Statements of Operations Data:
Sales	$91,675	$72,022	$51,673	$26,624	$10,192
Cost of sales(2)	47,646	38,121	30,172	18,845	9,513

Gross profit	44,029	33,901	21,501	7,779	679

Operating costs and expenses:
Selling, general, and administrative(2)	39,719	37,327	28,033	18,322	9,098
Research and development	16,190	16,793	13,851	11,734	11,130

Total operating costs and expenses	55,909	54,120	41,884	30,056	20,228

Loss from operations	(11,880)	(20,219)	(20,383)	(22,277)	(19,549)
Interest and other income, net	2,257	1,798	3,683	3,754	1,134

Net loss	$(9,623)	$(18,421)	$(16,700)	$(18,523)	$(18,415)

Basic and diluted net loss per share(1)	$(0.41)	$(1.01)	$(0.93)	$(1.56)	$(7.61)

Shares used in computing basic and diluted net loss per share	23,626	18,229	17,908	11,898	2,419

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$112,949	$49,884	$66,661	$89,441	$26,260
Working capital	117,754	51,731	67,922	83,836	22,023
Total assets	314,994	91,820	100,361	112,421	34,455
Notes payable, less current portion	695	1,838	771	1,861	2,521
Deferred revenue, less current portion	1,148	200	188	—	—
Accumulated deficit	(138,414)	(128,791)	(110,370)	(93,670)	(75,147)
Total stockholders’ equity	$278,957	$63,680	$78,293	$90,730	$22,211

(1)	The one-for-two reverse stock split has been reflected in the calculation of the basic and diluted net loss per share as presented above.
(2)	As more fully described in Note 2 of the consolidated financial statements in Item 8, the reclassifications of costs associated with customer training from selling, general and administrative expenses to service cost of sales have been reflected in the consolidated statements of operations as presented above.
(3)	As more fully described in Note 3 of the consolidated financial statements in Item 8, the acquisition of Computer Motion, Inc. subsequent to June 30, 2003 has been reflected in the 2003 consolidated statements of operations.

The consolidated statements of operations data for the years ended December 31, 2003, 2002, and 2001, and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP and included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000, and 1999 are derived from our audited consolidated financial statements that are not included in this report. Historical results are not indicative of the results to be expected in the future.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We design, manufacture and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery—the third generation. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System is sold into multiple surgical specialties, principally urology, cardiac and general surgery.

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. A small percentage of revenue comes from ongoing service of installed da Vinci Surgical Systems. Although we expect the majority of our revenues to continue to come from the sale of da Vinci Surgical Systems over the next few years, we believe that the percentage of revenue from our EndoWrist instruments and service will continue to increase. Due to the high dollar revenue per system sold, small variation in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate revenue through sales of the EndoWrist instrument and accessories and ongoing service. Over the past three years, revenue generated from the sale of instruments, accessories, service and training increased from $7.5 million, or 15% of sales, in 2001 to $15.7 million, or 22% of sales, in 2002 to $29.9 million, or 33% of sales in 2003. We are anticipating a continuation of this trend in 2004.

2003 Business Events and Financial Highlights

Summary

During 2003, there were several business events and transactions that significantly impacted the year’s financial results, including the following:

•	acquisition of Computer Motion, Inc. on June 30, 2003 for $148.5 million;

•	termination of a majority of Computer Motion’s operations and elimination of redundant resources;

•	launch of the fourth surgical arm upgrade option to the da Vinci Surgical System platform and the sale of 37 fourth arm upgrades;

•	Issuance and sale of 5,750,000 shares of common stock in a public offering resulting in $77.7 million in net proceeds;

•	Settlement of the ongoing patent litigation with Brookhill-Wilk, Inc.; and

•	Implementation of new revenue recognition literature.

These events and transactions are described in more detail below.

Computer Motion Acquisition

In June 2003, we acquired Computer Motion, Inc. in a stock transaction in which each outstanding share of Computer Motion common stock was converted into the right to receive 0.25713472 of one share of our common stock after giving effect to our 1-for-2 reverse stock split effective July 1, 2003. In addition, we assumed all of Computer Motion’s outstanding options and warrants. The total purchase price was approximately $148.5 million. We believe that the Computer Motion acquisition resulted in the following benefits to our company: the termination of all pending patent litigation between the two companies; our ownership of all of Computer Motion intellectual property; the addition of complementary products to our offerings; and the achievement of significant cost synergies and economies of scale.

Upon completion of our acquisition of Computer Motion, our management approved plans to restructure the operations of the combined entity. The plan provided for the elimination of redundant activities and facilities and the termination of the employment of approximately 150 employees, representing 75% of the Computer Motion positions, by December 31, 2003, generally with immediate severance payment upon termination. The plan called for vacating and subleasing 78% of the leased space in Goleta, California, consolidating European operations into a single site, closing Computer Motion’s Asia office, and transitioning to our distribution sales model for the area. Based upon this plan, we targeted annual pre-tax cost savings of at least $18 million. As of December 31, 2003, we have substantially implemented this restructuring plan. We believe we have achieved $28 million of annual pre-tax savings, significantly exceeding our $18 million goal, primarily due to increased efficiencies realized upon execution of the plan.

We recorded a $3.4 million accrual in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” In accordance with EITF No. 95-3, the restructuring accrual was recorded as a component of the purchase price.

In the quarter ended December 31, 2003, based on our cost structure and future development plans, we elected to completely shut down the Goleta research and development facility. As a result, we plan to exit the last Goleta rented facility and terminate the employment of a majority of the Goleta-based employees.

We recorded restructuring charges related to costs of one-time employee termination in accordance to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. We recorded restructuring charges of $0.2 million in 2003 and expect to incur an additional $0.5 million of employee termination costs and costs to exit the leased facility in the quarter ending March 31, 2004.

The following table summarizes the restructuring activity for the year ended December 31, 2003 (in thousands):

	EITF No. 95-3		SFAS No. 146
	Employee Severance	Lease Commitments	Employee Severance	Total
Costs accrued	$2,628	$816	$186	$3,630
Cash payments, net of subleasing proceeds	(2,310)	(303)	—	(2,613)
Currency impact	(23)	(23)	—	(46)

Balance at December 31, 2003	$295	$490	$186	$971

The remaining restructuring reserve balance in the amount of $1.0 million, relating primarily to the remaining cost of the leased facility net of subleasing rental income, will be fully utilized in 2007.

Computer Motion Impairment Charges

Since the completion of the Computer Motion transaction, we have incurred impairment charges to write-down certain assets acquired from Computer Motion. Specifically,

•	we fully expensed $3.2 million of the Aesop developed technology intangible asset to product cost of sales;

•	we expensed $2.2 million of excess Aesop inventory to product cost of sales;

•	we expensed $0.5 million of excess Zeus inventory to product cost of sales;

•	we fully expensed the remaining $0.2 million of intangible asset related to Aesop trademarks to selling general and administrative expense;

•	we fully expensed $0.1 million of internal use software intangible asset to selling general and administrative expense; and

•	we fully expensed $0.1 million of the Zeus developed technology intangible asset to product cost of sales.

As we analyze the results of our business, we exclude these non-cash charges, as we do not believe they relate to our core business activities. The overall impact of the Computer Motion impairment charges on our 2003 results was $6.0 million to product cost of sales and $0.3 million to SG&A. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) as of January 1, 2002. SFAS 144 requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability when an event occurs that may impair recoverability of the asset. We determine the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows, the estimated useful or contractual life of the asset and the contract of product supporting the asset. The Aesop and Zeus related charges are related to products for which future sales were anticipated to be significantly lower than the original forecast. Aesop will continue to be a part of the Intuitive product offering going forward, and we are currently looking at ways to improve upon our current forecast with cost effective methods to market, sell, and service Aesop products.

The Fourth Arm Product Launch

During the second quarter of 2003, we launched the fourth surgical arm upgrade option for the da Vinci Surgical System. This extra arm is sold as either part of a new system installation or as an upgrade to a previously sold unit. The extra arm provides additional clinical surgery capability for more complex procedures by enabling the surgeons to manipulate an additional instrument. In addition, the fourth arm product creates an opportunity to reduce operating room support staff by potentially eliminating the need for an assistant surgeon. During 2003, we sold 37 fourth arms.

Follow-on Common Stock Offering

During the fourth quarter of 2003, we raised additional working capital through the sale of 5,750,000 shares of our common stock at a price of $14.50 per share. The transaction resulted in net proceeds of approximately $77.7 million, after the underwriting discount and commission and direct transaction costs. As of December 31, 2003, we had $112.9 million of cash and cash equivalents and short-term investments. With this additional funding, we believe we have ample cash to support operations and growth for the foreseeable future.

Brookhill-Wilk Settlement

During the fourth quarter of 2003, we settled our ongoing patent litigation with Brookhill-Wilk. The overall settlement was $2.6 million, which we paid in January 2004. Based upon the relative fair value of the individual element of the settlement agreement and the revenue stream of the underlying product over the life of the patents, we charged $0.6 million to 2003 product cost of sales. We will amortize the remaining $2.0 million to cost of sales over approximately the next six and one half years on a straight-line basis.

EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”

Effective July 1, 2003, we prospectively adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As a result, we deferred $3.7 million related to the fair value of the first year of warranty and service for system sales delivered during the second half of 2003. This amount is being recognized as service revenue on a straight-line basis over the related service period, which is generally one year. Previously, in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized this amount as part of system sales and accrued costs associated with these arrangements as warranty expense in the period the system was delivered and accepted. We adopted EITF No. 00-21 on a prospective basis.

Classification of Training Costs and Service Revenue

During the fourth quarter of 2003, we changed our classification of costs associated with customer training from selling, general and administrative expense to service cost of sales. In addition, we reclassified training and installation service revenue from product revenue to service revenue. While there has been no change to the net income of prior period’s financial results, these items have been reclassified in prior periods for comparative purposes. Our 2003 financial statements are prepared on this basis and all prior accounting periods are now being presented on a basis consistent with this treatment. The amounts reclassified to service cost of sales from selling, general and administrative expense were $2.5 million, $3.5 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts reclassified to service revenue from product revenue were $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. We have analyzed our revenue elements based on EITF No. 00-21 guidelines, and believe the revised amounts appropriately reflect our current business practices.

Results Of Operations

Sales

The following table summarizes sales and the da Vinci Surgical System population trend between 2001 and 2003. Overall sales increased from $51.7 million in 2001 to $72.0 million in 2002 to $91.7 million in 2003. Sales growth during this period reflected growth in both product sales and service sales each of which is discussed in more detail below.

	Fiscal Year Ended
Revenue ($ Millions)	12/31/03	12/31/02	12/31/01
Systems	$61.8	$56.3	$44.2
Instruments/Accessories	18.8	10.1	5.0

Total Product Sales	80.6	66.4	49.2
Service/Training	11.1	5.6	2.5

Total Revenue	$91.7	$72.0	$51.7

Domestic	$70.1	$59.0	$33.8
International	21.6	13.0	17.9

Total Revenue	$91.7	$72.0	$51.7

da Vinci Surgical System Population
Unit Sales	61	60	49

Product Sales

Product sales increased to $80.6 million for the year ended December 31, 2003 from $66.4 million for the year ended December 31, 2002. The increase was due to higher 2003 system and instrument and accessory revenue. Total system revenue increased to $61.8 million in 2003 from $56.3 million in 2002, resulting from higher da Vinci fourth arm revenue and the impact of Computer Motion products sold subsequent to the June 30, 2003 acquisition. We sold 61 da Vinci systems during 2003, compared to 60 in 2002. We sold 37 fourth arm upgrades to the da Vinci platform in 2003 compared to none in 2002. Total 2003 Computer Motion system product sales were $1.5 million, comprised in large part of 16 AESOP unit sales. Instrument and accessory revenue increased to $18.8 million for the year ended December 31, 2003, compared to $10.1 million for the year ended December 31, 2002. The larger base of installed da Vinci systems and increased system utilization per site resulted in the increase in instrument and accessory revenue.

Product sales increased to $66.4 million for the year ended December 31, 2002 from $49.2 million for the year ended December 31, 2001. The increase was due to higher 2002 system and instrument and accessory revenue. Total system revenue increased to $56.3 million in 2002 from $44.2 million in 2001, resulting primarily from higher da Vinci Surgical System units sales. We sold 60 da Vinci systems during 2002 compared to 49 in 2001. Instrument and accessory revenue increased to $10.1 million for the year ended December 31, 2002, compared to $5.0 million for the year ended December 31, 2001. The larger base of installed da Vinci systems and improved system utilization per site drove the increase in instrument and accessory revenue.

Service Sales

Service sales comprised of system service, installation and customer training, increased to $11.1 million for the year ended December 31, 2003 from $5.6 million for the year ended December 31, 2002. The increase was primarily due to a larger installed base of da Vinci Surgical Systems generating service sales. The installed base of systems generating service revenue grew by 60 during 2003 reflecting the number of systems sold during 2002 for which service sales would be recognized throughout 2003. In addition, during the third quarter 2003, we prospectively adopted EITF No. 00-21. As a result, beginning July 1, 2003, service sales related to the first year of service began to be recognized as a separate unit of accounting of each da Vinci Surgical System sale with service sales recognized over the first year. In addition, Computer Motion’s service sales added $0.3 million to 2003 revenue as compared to 2002.

Service sales increased to $5.6 million for the year ended December 31, 2002 from $2.5 million for the year ended December 31, 2001. The increase was primarily due to a larger installed base of da Vinci Surgical Systems generating service sales. The installed base of systems generating service sales grew by 49 during 2002 reflecting the number of systems sold during 2001 for which service sales would be recognized throughout 2002.

Gross Profit

Total gross profit for the year ended December 31, 2003 was $44.0 million, or 48.0% of sales, compared to $33.9 million, or 47.1% of sales in 2002, and $21.5 million, or 41.6% of sales in 2001. The improvement in overall gross margin during the period resulted primarily from lower product material costs, improved product reliability, and leveraging our service and training organizations across a larger base of installed systems.

Product sales gross profit for the year ended December 31, 2003 was $40.6 million, or 50.4% of sales, compared to $35.2 million, or 53.1% of sales, in 2002, and $23.3 million, or 47.4% of sales, in 2001. The decrease in product sales gross profit percentage from 53.1% in 2002 to 50.4% in 2003 is due to the Computer Motion impairment charges and Brookhill-Wilk charges incurred in 2003, partially offset by the lower product costs and improved system and instrument reliability. The increase in product sales gross profit percentage from 47.4% in 2001 to 53.1% in 2002 is due to lower product costs and system reliability improvements.

Service sales gross profit for the year ended December 31, 2003 was $3.4 million, or 30.9% of sales, compared to $(1.3) million in 2002 and $(1.8) million in 2001. The year over year improvements and transition to positive service revenue gross profit in 2003 resulted from leveraging relatively fixed service and training cost pools across a larger base of service revenue-generating systems.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses for 2003 were $39.7 million, up 6% from $37.3 million for 2002. The year-over-year increase was due to higher compensation and employee travel costs, resulting primarily from higher sales volume and the Computer Motion acquisition, intangible asset amortization and impairment, accounting fees, and general legal and insurance expense, offset by lower litigation expenses.

Selling, general and administrative expenses for 2002 were $37.3 million, up 33% from $28.0 million for 2001. The year-over-year increase was due in large part to higher compensation and employee travel costs, resulting primarily from higher sales volume and a larger installed base of da Vinci Surgical Systems. Selling, general and administrative expenses were also higher in 2002 due to increased litigation expenses and unauthorized purchases of administrative supplies.

Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Research and Development Expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies. Research and development expenses for 2003 were $16.2 million, down 4% from $16.8 million for 2002. The year over year decrease resulted from lower 2003 project consulting and materials costs and lower 2003 clinical trials costs.

The 2002 research and development costs were $16.8 million, up 21% from $13.9 million in 2001. The increase was primarily due to headcount-related increases, more clinical trial costs, and higher prototype material and project costs.

Research and development costs are expensed as incurred. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Deferred Compensation

We record deferred compensation as the difference between the exercise price of options granted and the fair value of our common stock at the time of grant for financial reporting purposes. Deferred compensation is amortized to research and development expenses and selling, general and administrative expenses. For the years ended December 31, 2003, 2002 and 2001, we recorded amortization of deferred stock compensation and stock compensation totaling $0.7 million, $0.7 million, and $1.6 million, respectively. For 2003, 2002 and 2001, non-cash deferred compensation expense included in research and development expenses was $0.5 million, $0.4 million and $1.0 million, respectively. For 2003, 2002 and 2001, non-cash deferred compensation expense included in selling, general and administrative expenses was $0.2 million, $0.3 million, and $0.6 million, respectively. At December 31, 2003, there was a remaining unamortized deferred compensation balance of $0.1 million.

Other Income

Other income was $2.3 million, $1.8 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase between 2003 and 2002 resulted primarily from higher foreign exchange gains in 2003 resulting from transactions denominated in euro. The decrease between 2002 and 2001 resulted primarily from lower interest income earned during 2002 due to lower cash and short-term investment balances over the period and lower interest rates earned on cash and short-term investment balances in 2002.

Liquidity And Capital Resources

Our operations have been financed primarily through the sale of our equity securities. Sales of convertible preferred stock have yielded proceeds of approximately $127.3 million and public offerings of our common stock have yielded proceeds of approximately $124.5 million. We have also financed operations through employee stock purchase and option plans as well as equipment financing arrangements. At December 31, 2003 we had total stockholders equity of $279.0 million and outstanding equipment financing debt of $1.7 million.

As of December 31, 2003, we had cash, cash equivalents and short-term investments of $112.9 million, compared to $49.9 million at December 31, 2002 and $66.7 million at December 31, 2001. Working capital at December 31, 2003 was $117.8 million, compared to $51.7 million at December 31, 2002 and $67.9 million at December 31, 2001. The 2003 increase in cash and investments and working capital resulted primarily from the $77.7 million of net proceeds received from our follow-on stock offering, offset mostly by the Computer Motion acquisition. The 2002 decreases in cash, cash equivalents and short-term investments and working capital were primarily attributable to cash used to fund operating losses and to acquire fixed assets.

Net cash used in operating activities was $7.9 million for the year ended December 31, 2003, compared to $14.1 million for 2002 and $18.5 million for 2001. Cash used in 2003 was primarily the result of a net loss of $9.6 million and a decrease in working capital of $9.8 million, which was partially offset by depreciation and amortization of $11.5 million. Cash used in 2002 was primarily the result of a net loss of $18.4 million and a decrease in working capital of $0.5 million, which was partially offset by depreciation and amortization of $4.8 million. Cash used in 2001 was primarily the result of a net loss of $16.7 million and a decrease in working capital of $6.7 million, which was partially offset by depreciation and amortization of $4.9 million.

Net cash used in investing activities was $71.2 million for the year ended December 31, 2003, compared to net cash provided by investing activities of $8.6 million in 2002 and $15.0 million in 2001. Net cash used in investing activities in 2003 resulted primarily from the net movement into short-term investments from cash received from the follow-on offering proceeds. The cash provided by investing activities in 2002 and 2001 related primarily to the net conversion of short-term investments into cash to fund operations during those years.

Net cash provided by financing activities was $82.3 million for the year ended December 31, 2003, compared to $3.0 million for 2002 and $0.8 million for 2001. The 2003 cash provided resulted primarily from our follow-on common stock offering yielding $77.7 million of net proceeds, with the remainder coming mostly from employee stock purchases and option exercises. In 2002, cash provided by financing activities resulted from proceeds from the issuance of common stock resulting mainly from the employee stock purchase plan and the exercise of stock options of $2.1 million and net long-term equipment financing proceeds of $1.0 million. In 2001, cash provided by financing resulted from $2.3 million of proceeds from the issuance of common stock, offset by net long-term equipment financing repayments of $1.5 million.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. We believe that our current cash and cash equivalents and short-term investment balances, together with revenue to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations, net of sublease income of $1.7 million throughout the next 4 years, by payment due date:

	Payments by Period ($ Millions)
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt	$1,725	$1,030	$695	$—	$—
Building lease	10,732	3,161	6,408	1,163	—
Purchase commitments	812	812	—	—	—

Total	$13,269	$5,003	$7,103	$1,163	$—

Critical Accounting Estimates

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Note 2, “Summary of Significant Accounting Policies” in Notes to the Consolidated Financial Statements describes our significant accounting policies. We believe the following estimates are most critical to an understanding of our financial results and condition and require a higher degree of judgment and complexity:

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

In certain cases, revenue from direct system sales is earned pursuant to multiple-element arrangements that require judgment in the areas of the separability of units of accounting, the fair value of individual elements, customer acceptance, and collectibility. Effective July 1, 2003, we adopted the provisions of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” on a prospective basis. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We determined that our multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service, installation, and training. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the undelivered element when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF No. 00-21, we use the residual method to allocate the arrangement consideration when we do not have fair value of the system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for system sales when delivery and acceptance occurs, for installation and training when the services are rendered, and for service ratably over the service period, which is generally one year. Revenue from sales of replacement instruments and accessories is recognized upon delivery. Revenue related to future commitments under separately priced service contracts is deferred and recognized ratably over the service period. We assess probability of collection based on a number of factors, including our past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates each customer’s financial position and ultimately its ability to pay according to the original terms of the arrangement.

Allowance for Sales Returns and Doubtful Accounts. We recorded estimated reductions in revenue for potential returns of products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of reported revenue could result.

Similarly, management makes estimates of the uncollectability of accounts receivables, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

Inventory Write-downs. We write our inventory down for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.

Intangible Assets. We have intangible assets on our balance sheet related to the acquisition of Computer Motion and the acquisition of other patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles for impairment under established accounting guidelines is required on an ongoing basis. Changes in business conditions could potentially require future adjustments to asset valuations. We conducted the required intangible assets impairment review during the fourth quarter of 2003. For the year ended December 31, 2003, we impaired $3.3 million of developed technology intangible assets related to a product for which futures sales were anticipated to be significantly lower than the original forecast, and $0.3 million of trademark intangible assets and other intangible assets related to this product and to internal software that has no future use. A considerable amount of judgment is required in calculating this impairment charge, principally in determining market premiums and financial forecasts.

Goodwill. We have goodwill on our balance sheet relating to the acquisition of Computer Motion. Goodwill is recorded as the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, rather is tested for impairment at least annually in the fourth quarter of each fiscal year (more frequently if certain indicators are present). In the event we determine that goodwill has been impaired, we will record an accounting charge for the impairment during the fiscal quarter in which the determination is made. In the fourth quarter of 2003, we performed our assessment of whether there was an indication that goodwill was impaired at December 31, 2003. The quoted market price of our common stock was used to determine fair value for the impairment purpose. Our market capitalization positively impacted the fair value of our reporting unit. We are required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. Since we currently operate in one reportable segment, all of the goodwill has been assigned to the enterprise as a whole. We completed the goodwill impairment tests and determined that the goodwill was not impaired at December 31, 2003. A considerable amount of judgment is required in calculating this impairment charge, principally in determining the reporting units.

Warranties. Effective July 1, 2003, for certain arrangements recorded under the provisions of EITF No. 00-21, actual warranty costs, which are not separable from other service costs, are expensed in the period incurred. For all other revenue arrangements, we provide for the estimated costs of product warranties at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based upon historical experience and expectation of future conditions. If warranty claim activity and the costs associated with servicing those claims differ from our estimates, revisions to the estimated warranty liability may be required.

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

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which these deferred tax asset could be realized in the foreseeable future. An adjustment to the deferred tax asset would increase income in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 under “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements on page 52 for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

FACTORS AFFECTING OPERATING RESULTS

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS’ OR INVESTORS’ EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven, and we may be unable to generate significant revenues. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

•	the extent to which our products gain market acceptance;

•	actions relating to regulatory matters;

•	our timing and ability to develop our manufacturing and sales and marketing capabilities;

•	demand for our products;

•	the size and timing of particular sales and any collection delays related to those sales;

•	the progress of surgical training in the use of our products;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	product quality problems;

•	our ability to protect our proprietary rights and defend against third party challenges;

•	our ability to license additional intellectual property rights;

•	the progress and results of clinical trials; and

•	third-party payor reimbursement policies.

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

BECAUSE THE DA VINCI SYSTEM HAS A HIGH AVERAGE SELLING PRICE, OUR FAILURE TO ADD NEW CUSTOMERS THAT MAKE SIGNIFICANT CAPITAL PURCHASES COULD REDUCE OUR FUTURE REVENUES.

During 2003, 2002 and 2001 approximately 66%, 78% and 85%, respectively, of our revenues came from the sales of da Vinci Surgical Systems. Due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant capital purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us, our technical and management personnel will experience a significant diversion of time and effort and we will incur large expenses defending our company. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages, including treble damages, and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our patents from infringement or claims of invalidity or unenforceability, or to defend against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could cause our stock price to decline.

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

TERMINATION OF RELATIONSHIPS WITH FORMER DISTRIBUTORS OF COMPUTER MOTION HAS RESULTED IN BREACH OF CONTRACT LITIGATION.

Our integration strategy related to our acquisition of Computer Motion provides that we terminate Computer Motion’s relationships with a number of companies that served as Computer Motion’s distributors prior to the acquisition. Several of these former distributors have informed us that they believe that they are entitled to compensation in connection with such termination. We disagree. Also, a former customer of Computer Motion alleges that it has been harmed by representations made to the customer by Computer Motion during the selling process, which representations the customer believes were not fulfilled. We may be unable to resolve some of these claims without litigation. Specifically, two former distributors (one in Italy and the other in Israel) have filed breach of contract lawsuits against us. We have not been formally served in the Israeli lawsuit. The customer has also filed a complaint but we have not been formally served in the customer lawsuit. We are and will contest the lawsuits vigorously. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such litigation at this time and, therefore, cannot estimate the range of possible loss. These proceedings could be expensive to litigate, may be protracted and Computer Motion’s and/or our confidential information may be compromised. Whether or not we are successful in these lawsuits, these proceedings could consume substantial amounts of our financial and managerial resources. See Item 3: Legal Proceedings.

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

COMPLYING WITH FDA REGULATIONS IS AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND OUR FAILURE TO COMPLY FULLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT SANCTIONS.

Because our products, including the da Vinci Surgical System, are commercially distributed, numerous postmarket regulatory requirements apply, including the following:

•	Quality System Regulation, or QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against false or misleading statements in the labeling or promotion of products for unapproved or “off-label” uses;

•	the Reports of Corrections and Removals regulation, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FFDCA that may pose a risk to health; and

•	the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

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

We have modified the labeling, advertising and user training for the da Vinci Surgical System to call out specific procedures that we believe are within the scope of our existing 510(k) clearances. We cannot assure you that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since clearance in ways that we believe do not require new 510(k) clearance. We cannot assure you that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes. Computer Motion also modified the hardware and software in its products subsequent to 510(k) clearance without seeking new clearance. We cannot assure you that the FDA would agree with the determinations not to seek new 510(k) clearance for any of these changes. The FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products or Computer Motion’s products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.

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

In June 2003, we acquired Computer Motion and are working to integrate its FDA compliance system with our own. Our review is complete, and we identified that Computer Motion has had deficiencies in complaint handling, MDR reporting and Corrections and Removals reporting in the last several years that will require submission of retroactive reports to the FDA. We decided to report 52 MDRs. We believe that our reporting decisions regarding these 52 complaints were conservative in part because many of the complaints likely would not have been reportable if more information were available at this date. Also, to our knowledge, none of the reported events resulted in a death or serious injury, prolonged hospitalization, or medical intervention to prevent death or serious injury. Computer Motion did respond to complaint trends, and it addressed the trends through corrective actions. Accordingly, the incidence of many of the types of events in the reports had been mitigated by June 2003. Our review also suggests that significant complaint trends identified by Computer Motion over the period of four years were addressed by corrective actions, which have proven to be effective over time. We are analyzing whether Computer Motion’s product modifications without 510(k) clearance complied with the FDA’s guidance. If necessary, we will seek additional 510(k) clearance for these product modifications

We cannot assure you that the FDA will not seek to impose enforcement sanctions on us for Computer Motion violations preceding our acquisition of Computer Motion, that the FDA will agree that since the acquisition we have corrected all regulatory problems, or that our review of Computer Motion’s complaint handling will not lead us to initiate recalls or field actions to remedy problems with Computer Motion products already in the field.

OUR PRODUCTS ARE SUBJECT TO VARIOUS INTERNATIONAL REGULATORY PROCESSES AND APPROVAL REQUIREMENTS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS IN FOREIGN COUNTRIES.

To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products. If we fail to obtain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

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

WE MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

We may encounter difficulties in the production of our products, including:

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

The FDA inspected the Goleta facilities of Computer Motion in 1998 and noted deficiencies in Computer Motion’s systems for reviewing and reporting product-related complaints and defect information. We have determined that these deficiencies may not have been addressed. While the Goleta manufacturing facility has been closed and production of certain product has been transferred to our Sunnyvale facility, these issues raised by FDA must nonetheless be resolved. We are presently addressing the situation to resolve all the issues to our own and FDA’s satisfaction, although we cannot assure you that we will be able to do so, nor can we assess what regulatory impact, if any, this may have on our company.

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

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 24%, 18% and 35% of our sales for the years ended December 31, 2003, 2002 and 2001. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

Currently, almost half of our international sales are denominated in United States dollars. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of our cash and cash equivalents and investments.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These “variable-rate” investments primarily included money market accounts. The average duration of all of our investments as of December 31, 2003 was approximately 1.44 years. At December 31, 2003 and 2002, approximately 37% and 36%, respectively, of our investment portfolio was composed of investments with original maturities of one year or less. The following table presents the amounts of our short-term investments that may be subject to interest rate risk and the weighted average interest rates by year of maturity ($ in thousands):

	As of December 31, 2003		As of December 31, 2002
	Weighted Average Interest Rate	Fair Value	Weighted Average Interest Rate	Fair Value
Variable rate securities	—	$—	1.51%	$8,600
Fixed rate securities (mature in 2004)	1.76%	$37,736	5.08%	$6,429
Fixed rate securities (mature in 2005)	4.79%	$23,541	6.04%	$16,767
Fixed rate securities (mature in 2006)	2.18%	$40,337	5.90%	$5,954
Fixed rate securities (mature in 2007)	—	$—	5.25%	$4,082

Fluctuations in interest rates would also impact interest expense on future fixed rate notes payable for equipment financing contracts, should we elect to finance future equipment purchases. The following table summarizes installment notes outstanding as of December 31, 2003 and 2002 and the associated interest rates by year of maturity ($ in thousands):

	As of December 31, 2003		As of December 31, 2002
Final Installment	Note Payable Outstanding	Weighted Average Rate	Note Payable Outstanding	Weighted Average Rate
2003	$—	—	$42	5.11%
2004	118	8.50%	716	8.77%
2005	1,607	7.55%	2,591	7.59%

	$1,725	7.62%	$3,349	7.82%
Less current portion	(1,030)		(1,511)

Long-term portion	$695		$1,838

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the euro. On a limited basis, we use forward foreign exchange contracts to reduce a portion of our exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. These contracts are typically short-term in nature (i.e., less than 6 months).

For the years ended December 2003, 2002 and 2001, sales denominated in foreign currencies were 12%, 7% and 13%, respectively, of total sales. We did not enter into forward foreign exchange contracts in 2003. Of the sales denominated in foreign currencies in 2002 and 2001, we entered into forward foreign exchange contracts for 35% and 32%, respectively.

We have not designated any of our forward foreign exchange contracts for hedge accounting under FAS 133. The forward contracts, which have only nominal intrinsic value at the time of purchase, are denominated in the same foreign currency in which the sales are denominated. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized depending on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity.

During the years ended December 31, 2003 and 2002, we did not designate and qualify any forward contracts as part of a hedging relationship. Accordingly, changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings. All derivative instruments are recorded as either current assets or accrued liabilities in the balance sheet at fair value.

We do not use derivative financial instruments for speculative trading purposes, nor do we hold or issue leveraged derivative financial instruments. We have not entered into any forward contracts since July 2002, and as of December 31, 2003 and 2002, we had no outstanding derivative instruments. When entering into forward contracts during 2002 and 2001, we considered the historical trends in currency exchange rates and determined that it was reasonably possible that the euro exchange rate could decline by 10% in the near term. Such an adverse change, if not hedged, could have resulted in an adverse impact on income before taxes of approximately $0.2 million during each of 2002 and 2001. Based on these factors, we entered into forward contracts in efforts to reduce this exposure.

Foreign currency fluctuations resulted in $0.4 million of foreign exchange gain for the year ended December 31, 2003. There was no material impact on our results of operations and financial position during fiscal years 2002 and 2001.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/S/ ERNST & YOUNG LLP

Palo Alto, California

February 5, 2004

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$11,335	$8,052
Short-term investments	101,614	41,832
Accounts receivable, net of allowance for doubtful accounts of $1,765 and $806 at December 31, 2003 and 2002, respectively	26,820	16,887
Inventory	8,788	8,738
Prepaids	3,203	2,151
Restricted cash equivalents	188	173

Total current assets	151,948	77,833
Property and equipment, net	10,288	10,388
Restricted cash equivalents	642	782
Intangible assets, net	8,089	2,568
Goodwill	143,106	—
Other assets	921	249

Total assets	$314,994	$91,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,455	$9,282
Accrued compensation and employee benefits	4,667	4,666
Warranty accrual	702	2,269
Restructuring accrual	971	—
Other accrued liabilities	3,024	3,736
Deferred revenue	11,345	4,638
Current portion of notes payable	1,030	1,511

Total currrent liabilities	34,194	26,102
Long-term notes payable	695	1,838
Deferred revenue	1,148	200
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2,500,000 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2003 and 2002, respectively	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 33,051,631 and 18,357,513 shares issued and outstanding as of December 31, 2003 and 2002, respectively	33	18
Additional paid-in capital	416,559	191,038
Deferred compensation	(99)	(223)
Accumulated deficit	(138,414)	(128,791)
Accumulated other comprehensive income	878	1,638

Total stockholders’ equity	278,957	63,680

Total liabilities and stockholder’s equity	$314,994	$91,820

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2003	2002	2001
Sales:
Products	$80,586	$66,407	$49,161
Services	11,089	5,615	2,512

Total sales	91,675	72,022	51,673
Cost of sales:
Products	39,977	31,183	25,875
Services	7,669	6,938	4,297

Total cost of sales	47,646	38,121	30,172

Gross profit	44,029	33,901	21,501

Operating costs and expenses:
Selling, general and administrative	39,719	37,327	28,033
Research and development	16,190	16,793	13,851

Total operating costs and expenses	55,909	54,120	41,884

Loss from operations	(11,880)	(20,219)	(20,383)
Interest income	2,066	2,040	3,909
Interest expense	(203)	(199)	(268)
Other income (expense)	394	(43)	42

Net loss	$(9,623)	$(18,421)	$(16,700)

Basic and diluted net loss per common share	$(0.41)	$(1.01)	$(0.93)

Shares used in computing basic and diluted net loss per common share	23,626	18,229	17,908

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock	Stock Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2000	17,837,911	$18	$186,731	$(2,483)	$(93,670)	$134	$90,730

Issuance of common stock upon exercise of options and warrants	284,995	—	2,314	—	—	—	2,314
Repurchase of common stock	(11,086)	—	(65)	—	—	—	(65)
Amortization of deferred compensation	—	—	—	1,597	—	—	1,597
Comprehensive loss:
Other comprehensive income (loss)—change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	560	560
Change in unrealized gain (loss) on foreign exchange contracts	—	—	—	—	—	(67)	(67)
Change in foreign currency translation adjustments	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	(16,700)	—	(16,700)

Comprehensive loss							(16,283)

Balances at December 31, 2001	18,111,820	18	188,980	(886)	(110,370)	551	78,293
Issuance of common stock upon exercise of options	245,904	—	2,060	—	—	—	2,060
Repurchase of common stock	(211)	—	(2)	—	—	—	(2)
Amortization of deferred compensation	—	—	—	663	—	—	663
Comprehensive loss:
Other comprehensive income (loss)—change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	996	996
Change in foreign currency translation adjustments	—	—	—	—	—	91	91
Net loss	—	—	—	—	(18,421)	—	(18,421)

Comprehensive loss							(17,334)

Balances at December 31, 2002	18,357,513	18	191,038	(223)	(128,791)	1,638	63,680
Issuance of common stock in connection to Computer Motion, Inc. acquisition	8,041,325	8	141,429				141,437
Issuance of common stock in connection with the public offering, net of issuance costs of $5,645	5,750,000	6	77,724				77,730
Issuance of common stock upon exercise of options and under stock purchase plan	903,841	1	6,232	—	—	—	6,233
Repurchase of common stock	(1,048)	—	(6)	—	—	—	(6)
Deferred compensation	—	—	142	(434)			(292)
Amortization of deferred compensation	—	—	—	558	—	—	558
Comprehensive loss:
Other comprehensive income (loss)—change in unrealized gain (loss) on available-for-sale securities						(683)	(683)
Change in foreign currency translation adjustments	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	(9,623)	—	(9,623)

Comprehensive loss							(10,383)

Balances at December 31, 2003	33,051,631	$33	$416,559	$(99)	$(138,414)	$878	$278,957

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net loss	$(9,623)	$(18,421)	$(16,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,151	3,106	2,337
Provision for doubtful accounts	887	204	200
Loss on sales of fixed assets	5	66	(11)
Amortization of deferred compensation and stock compensation	700	663	1,597
Amortization/Impairment of intangible assets	5,778	780	778
Changes in operating assets and liabilities:
Accounts receivable	(6,346)	(3,843)	(7,004)
Prepaid expenses	(778)	894	(1,462)
Inventory	4,622	(2,556)	(106)
Other assets	(580)	(166)	39
Accounts payable	(4,775)	982	1,172
Accrued compensation and employee benefits	(2,165)	2,129	(72)
Warranty accrual	(1,867)	438	337
Restructuring accrual	(2,565)	—	—
Other accrued liabilities	(727)	1,608	100
Accrued royalty expense	—	(1,000)	—
Deferred revenue	5,429	968	318

Net cash used in operating activities	(7,854)	(14,148)	(18,477)

Investing activities:
Acquisition of property and equipment	(2,525)	(5,788)	(5,527)
Disposition of property and equipment	150	62	36
Acquisition of patent	(2,600)	(40)	—
Acquisition of business, net of cash acquired	(5,861)	—	—
Release of restricted cash equivalents	223	—	—
Increase in restricted cash equivalents	(98)	(955)	—
Purchase of short-term investments	(91,592)	(35,874)	(82,767)
Proceeds from sales of short-term investments	22,357	31,965	61,268
Proceeds from maturities of short-term investments	8,770	19,247	41,982

Net cash (used in) provided by investing activities	(71,176)	8,617	14,992

Financing activities:
Proceeds from issuance of common stock, net	83,963	2,060	2,314
Repurchase of common stock	(6)	(2)	(65)
Proceeds from notes payable	—	2,912	550
Repayment of notes payable	(1,624)	(1,965)	(2,028)

Net cash provided by financing activities	82,333	3,005	771

Effect of exchange rate changes on cash and cash equivalents	(20)	91	(76)
Net increase (decrease) in cash and cash equivalents	3,283	(2,435)	(2,790)
Cash and cash equivalents, beginning of period	8,052	10,487	13,277

Cash and cash equivalents, end of period	$11,335	$8,052	$10,487

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activity:
Common stock issued in connection with acquisition of business	$141,437	$—	$—

Interest paid	$203	$199	$268

See accompanying notes.

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Intuitive Surgical, Inc. (the “Company”) designs, manufactures, and markets the da Vinci Surgical System, an advanced surgical system that the Company believes represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The Company began selling the da Vinci Surgical System in 1999 and has placed 210 total systems worldwide as of December 31, 2003.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

On June 30, 2003, Intuitive Surgical acquired Computer Motion, Inc. through the merger of Computer Motion with a wholly-owned subsidiary of Intuitive Surgical. In the merger, each outstanding share of Computer Motion common stock was converted into 0.25713472 shares of Intuitive Surgical common stock after giving effect to the 1-for-2 reverse stock split effective July 1, 2003, and Intuitive Surgical assumed all of Computer Motion’s outstanding options and warrants based on the same ratio. See “Note 3: Acquisition of Computer Motion, Inc.”

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” Intuitive Surgical, Inc. has included in its results of operations the results of Computer Motion, Inc. from its date of acquisition, June 30, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to prior years’ balances in order to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or stockholders’ equity.

During the fourth quarter 2003, the Company changed the classification of costs associated with customer training from selling, general and administrative expenses to service cost of sales. In addition, the Company reclassified training and installation service revenue from product revenue to service revenue. While there has been no change to the net income of prior periods’ financial results, these items have been reclassified in prior periods for comparative purposes. The Company’s 2003 financial statements are prepared on this basis and all prior accounting periods are now being presented on a basis consistent with this treatment. The amounts reclassified to service cost of sales from selling, general and administrative expense were $2.5 million, $3.5 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts reclassified to service revenue from product revenue were $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The reclassification is due to the change in the Company’s view of the customer training function as a separate revenue generating business segment rather than as a selling cost.

Concentrations of Risk

Financial instruments which subject the Company to potential risk consist of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company’s investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the years ended December 31, 2003 and 2002, no customer accounted for more than 10% of total sales. For the year ended December 31, 2001, one customer accounted for 15% of total sales. The Company does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company’s da Vinci Surgical System, Hermes Control Center, AESOP Endoscope Positioner and related instruments and accessories, accounted for all of the Company’s product sales for the years ended December 31, 2003, 2002 and 2001. Purchases of key parts and components used to manufacture the Company’s products are from limited supply sources. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.

The Company operates in one segment, the development and marketing of products designed for use in surgery. The distribution of sales by geographic location is as follows:

	For the years ended December 31,
	2003	2002	2001
Domestic	$70,070	$58,914	$33,793
International	21,605	13,108	17,880

Total Sales	$91,675	$72,022	$51,673

For the year ended December 31, 2003, U.S. and international sales accounted for 76% and 24%, respectively, of total sales. For the year ended December 31, 2002, U.S. and international sales accounted for 82% and 18%, respectively, of total sales. For the year ended December 31, 2001, U.S. and international sales accounted for 65% and 35%, respectively, of total sales.

Foreign Currency Translation

The functional currency of each foreign subsidiary is its local currency. Foreign assets and liabilities are translated into U.S. dollars at year-end exchange rates when appropriate, while components of the income statement are translated using average exchange rates in effect throughout the year. Gains and losses arising from foreign currency transactions are included in the consolidated statement of operations. Gains and losses arising from foreign currency transactions totaled $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Translation adjustments of balance sheet items are included as a component of stockholders’ equity.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

In certain cases, revenue from direct system sales is earned pursuant to multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective July 1, 2003, the Company adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” on a prospective basis. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and

(b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service, installation, and training. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the undelivered element when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, the Company recognizes revenue for system sales when delivery and acceptance occurs, for installation and training when the services are rendered, and for service ratably over the service period, which is generally one year.

Upon adoption of the provisions of EITF No. 00-21, the Company deferred approximately $3.7 million of revenue related to the fair value of the first year service for system sales delivered for the year ended December 31, 2003. This amount will be recognized as service revenue on a straight-line basis over the related service period, which is generally one year.

The Company’s distributors do not have price protection rights. One of the Company’s distributors has return rights under limited circumstances. Such rights are accounted for under the provisions of SFAS No. 48, “Revenue Recognition When Right of Return Exists.” The Company recorded allowance on sales returns based on historical returns.

Revenue from sales of replacement instruments and accessories is recognized upon delivery. Revenue related to future commitments under separately priced service contracts is deferred and recognized ratably over the service period. All costs associated with the provision of service and maintenance, including salaries, benefits, travel, spare parts and equipment, are recognized in cost of sales as incurred. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets.

The Company’s da Vinci Surgical System, Hermes Control Center and AESOP Endoscope Positioner contain a software component. The Company believes that this software element is an incidental part of each system. The software element within the Company’s products is not sold or marketed separately to customers, and the software does not operate independently of each system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to each system as a whole and the software revenue guidance provided in Statement Of Position 97-2, “Software Revenue Recognition” is not applicable to the Company’s revenues.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates estimated market value at December 31, 2003 and December 31, 2002.

Short-Term Investments

All short-term investments are classified as available-for-sale and therefore carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, all investments are classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at estimated fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventory

Inventory is stated at the lower of cost or market value. Cost is computed using standard costs, which approximates actual cost on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Computer equipment	3 years
Laboratory and manufacturing equipment	5 years
Office furniture and equipment	5 years
Software	7 years
Leasehold improvements	Lesser of useful life or term of lease

Software Development

The Company accounts for its software costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are included in research and development and are generally expensed as incurred. The time periods involved and costs incurred between achieving technological feasibility and the general availability of our software enhancements are insignificant. Production and distribution costs are also minimal. Accordingly, the Company has not capitalized any software development costs to date.

Product Warranty Provisions

The Company’s standard policy is to warrant all shipped systems against defects in design, materials and workmanship by replacing failed parts during the first year of ownership. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. Prior to July 1, 2003, these costs were included in cost of goods sold at the time revenue is recognized. The warranty provision was reduced by material and labor costs used for replacement activities over the warranty period. Effective July 1, 2003, the Company adopted the provisions of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” on a prospective basis. Under EITF No. 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service is deferred and recognized as revenue over the service period. As such, the Company recognizes warranty and related service costs as incurred for these arrangements. The warranty provision resulting from transactions prior to July 1, 2003 will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses. A review of warranty obligations is performed regularly to determine the adequacy of the reserve. Based on the outcome of this review, revisions to the estimated warranty liability are recorded as appropriate.

The following table reconciles the changes to the product warranty liability for the periods indicated (in thousands):

	Balance at Beginning of Period	Warranty Usage	Warranty Expensed	Warranty Assumed in Acquisition	Balance of End Period
Year ended December 31, 2003	$2,269	$(2,079)	$212	$300	$702

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company’s product. The term of these agreements vary, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indemnification clauses and the liabilities recorded for this obligation on its balance sheets as of December 31, 2003 and 2002 were not significant.

Other Financial Instruments

On a limited basis, the Company uses forward foreign exchange contracts that are designated to reduce a portion of its exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. The forward contracts, which have only nominal intrinsic value at the time of purchase, are denominated in the same foreign currency in which the sales are denominated. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized depending on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. During the years ended December 31, 2003 and 2002, the Company did not designate and qualify any forward contracts as part of a hedging relationship. Accordingly, changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings. All derivative instruments are recorded as either current assets or accrued liabilities in the balance sheet at fair value.

The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments. At December 31, 2003 and 2002, the Company had no outstanding derivative instruments.

Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for stock option grants issued with an exercise price equal to the market value of the underlying stock on the date granted. The Company has recorded stock-based compensation, primarily related to deferred compensation arising from the Company’s initial public offering in 2000 and its acquisition of Computer Motion in June 2003. As required under Statement of Financial Accounting Standards Board, or SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has provided the following pro forma net loss and pro forma net loss per share disclosures for stock-based awards as if the fair value-based method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(9,623)	$(18,421)	$(16,700)
Add: Total stock-based employee compensation expense included in reported net loss, net of $0 related tax effect	700	663	1,597
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(8,176)	(7,197)	(5,144)

Pro forma net loss	$(17,099)	$(24,955)	$(20,247)

Loss per share:
Basic and diluted—as reported	$(0.41)	$(1.01)	$(0.93)
Basic and diluted—pro forma	$(0.72)	$(1.37)	$(1.13)

Research and Development

Research and development costs, which include clinical and regulatory costs, are expensed to operations as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2003, 2002, 2001 were $1.4 million, $1.3 million, $1.5 million, respectively.

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is more likely than not.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period less the weighted average common shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period less the weighted average common shares subject to repurchase if their effect is dilutive. Potential common shares were not included in computing net loss per share because they were anti-dilutive.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator used for basic and diluted net loss per common share.	$(9,623)	$(18,421)	$(16,700)
Denominator used for basic and diluted net loss per common share:
Weighted-average shares outstanding.	23,630	18,242	17,996
Less weighted-average shares subject to repurchase.	(4)	(13)	(88)

Weighted-average shares used in computing basic and diluted net loss per common share.	23,626	18,229	17,908

Basic and diluted net loss per common share.	$(0.41)	$(1.01)	$(0.93)

Potentially dilutive securities excluded from diluted net loss per common share computation because they are anti-dilutive.	3,981	2,463	1,716

Comprehensive Income (loss)

Comprehensive income (loss) includes net loss and other comprehensive income (loss), which primarily consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income is presented in the accompanying Consolidated Statement of Stockholders’ Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets.

At December 31, the components of accumulated other comprehensive income, net of related taxes, are comprised of the following (in thousands):

	2003	2002
Accumulated net unrealized gain on available-for-sale securities	$940	$1,623
Foreign currency translation adjustments	(62)	15

Total accumulated other comprehensive income	$878	$1,638

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. FIN 46 also requires consolidation of variable interest entities entered into prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. However, the FASB issued a subsequent FASB Staff position that delays this requirement until the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 has not had an impact on the Company’s financial position or results of operations for the year ended December 31, 2003.

In October 2002, the Emerging Issues Task Force reached consensus on issue 00-21, or EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The principles and application guidance of EITF No. 00-21 should be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective July 1, 2003, the Company prospectively adopted the provisions of EITF No. 00-21.

NOTE 3. ACQUISITION OF COMPUTER MOTION, INC.

On June 30, 2003, the Company acquired all of the outstanding shares of Computer Motion, Inc. through a merger of Computer Motion with a wholly-owned subsidiary of Intuitive Surgical. In the merger, each outstanding share of Computer Motion common stock has converted into 0.25713472 shares of Intuitive Surgical common stock after giving effect to the 1-for-2 reverse stock split effective July 1, 2003, and Intuitive Surgical assumed all of Computer Motion’s outstanding options and warrants to purchase Computer Motion common stock based on the same ratio. The acquisition of Computer Motion is intended to enhance the Company’s combined competitive position in key industries, while strengthening its work force. It also eliminated ongoing intellectual property litigation between the two companies. The acquisition is intended to enable the Company to focus on strategic products and customers, achieve significant cost synergies and economies of scale and improve results of its combined application of robotics to minimally invasive surgery bringing benefits to patients, surgeons and medical centers throughout the world. The exchange ratio in the acquisition was derived from estimates of future revenue and earnings of the combined company, in addition to measuring the relative ownership of the combined company implied by their contributions. The purchase price of this acquisition was $148.5 million resulting from the issuance to former Computer Motion stockholders the right to receive approximately 8.0 million shares of Intuitive Surgical common stock on June 30, 2003, after giving effect to the 1-for-2 stock reverse split effected on July 1, 2003, or the Reverse Split, with a fair value of approximately $125.7 million, the assumption of options and warrants to purchase approximately 1.4 million and 0.7 million shares, respectively, of Intuitive Surgical common stock at weighted average exercise prices of $13.68 and $20.52, after giving effect to the Reverse Split, with an aggregate estimated fair value of approximately $15.7 million, the funding of Computer Motion’s second quarter operations through a working capital loan in the amount of $5.3 million, and estimated direct transaction costs of $1.8 million. The fair value of the Company’s common stock was derived using an average market price per share of the Company’s common stock of $15.64, after giving effect to the 1-for-2 stock reverse split effected on July 1, 2003, which was based on the closing prices for a range of trading days prior to and including the date of the acquisition, June 30, 2003 (June 24, June 25, June 26, June 27, and June 30). The measurement date for this transaction was the June 30, 2003 closing date, as the number of shares to be issued to Computer Motion stockholders was not fixed until that date.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The goodwill recorded as a result of the acquisition is not expected to be deductible for tax purposes. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and purchased intangible assets with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

The total purchase price was comprised of the following (in thousands):

Value of Intuitive Surgical common stock issued	$125,734
Assumption of Computer Motion warrants and options	15,703

Total value of Intuitive Surgical securities	141,437
Direct transaction costs	1,774
Bridge loan facility	5,302

Total estimated purchase price	$148,513

Future business results may differ from inherent estimates contained in the allocation, including employee severance costs, obligations related to exiting lease commitments, and other underlying assumptions. The total purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$1,214
Accounts receivable, net	4,476
Inventories, net	4,672
Prepaid and other assets	269
Property, plant, and equipment	1,644
Other assets	70
Amortizable intangible assetss:
Customer relationships	1,300
Developed and core technology	6,800
Trademark	200
Internal use software	300
In process research and development	100
Goodwill	143,106
Accounts and notes payable	(7,892)
Restructuring accrual	(3,594)
Other accrued liabilities	(2,361)
Deferred revenue	(2,225)
Deferred compensation	434

Total purchase price	$148,513

Goodwill

Of the total purchase price, $143.1 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made.

Amortizable Intangible Assets

Of the total purchase price, $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million.

Developed technology, comprised of products that have reached technological feasibility, includes most of Computer Motion’s current products, including Aesop, Zeus, Socrates, and Hermes. Developed technology will be amortized on a straight-line basis over a period of seven years, representing the weighted average of the remaining product lives of the developed technology.

Core technology represents the value of patents, processes, and trade secrets, including certain designs and product features that Intuitive may integrate into future products. Core technology will be amortized on a straight-line basis over a period of seven years.

Customer relationships represent the value of Computer Motion’s relationships with existing customers and is valued based upon the fair value of future business with these customers. Customer relationships and other intangible assets will be amortized on a straight line basis over a period of approximately seven years.

In-process research and development

Of the total purchase price, $0.1 million was allocated to IPR&D. Projects which qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. IPR&D was immediately, fully amortized into selling, general and administrative expenses in Intuitive Surgical’s operating results for the year ended December 31, 2003.

Deferred Revenue

Of the total purchase price, $2.2 million was allocated to deferred revenue. Deferred revenue represents primarily the fair value of fulfilling obligations under contracts assumed in the Computer Motion acquisition.

Deferred Compensation

Of the total purchase price, $0.4 million was allocated to deferred compensation for unvested options assumed, which represents the intrinsic value of unvested stock options for employees and fair value for non-employees. Deferred compensation will be amortized into expense for approximately three years using the graded vesting method.

Pro forma results of operations

The following unaudited pro forma financial information for the year ended December 31, 2003 gives effect to the acquisition by Intuitive Surgical of Computer Motion as if it had occurred on January 1, 2003. The pro forma financial information excludes charges for acquired in-process research and development. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that Intuitive Surgical would have reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results or financial position of Intuitive Surgical.

Year Ended December 31, 2003
Sales	$102,085
Net loss	$(29,133)
Net loss per share	$(0.92)

NOTE 4. RESTRUCTURING CHARGES

Restructuring charges are comprised primarily of severance and associated employee termination costs related to the reduction of the Company’s workforce and costs associated with the consolidation of excess facilities for the year ended December 31, 2003. Upon the consummation of the acquisition of Computer Motion, Intuitive’s management approved plans to restructure the operations of the combined entity. The restructuring plan eliminated redundant activities and infrastructure and resulted in eliminating approximately 150 employees, or 75%, of the Computer Motion positions by December 31, 2003 generally with immediate severance payment upon termination. The plan included vacating and subleasing 78% of the leased space in Goleta, California, consolidating European operations into a single site, and closing Computer Motion’s Asia office, and transitioning to the Intuitive distribution sales model for the area. The Company now has a single sales and marketing organization and has consolidated all manufacturing and administrative functions in Sunnyvale, California. Based upon this plan, the Company recorded a $3.4 million accrual in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” In accordance with EITF No. 95-3, the restructuring accrual has been recorded as a component of the purchase price. The accrual was comprised of $2.6 million for employee severance costs, which were substantially paid out by the end of 2003, and $0.8 million to exit existing lease commitments, based upon total future lease commitments for facilities to be vacated of $2.6 million, offset by subleasing proceeds of $1.8 million. The Company has estimated vacancy periods of between 1 month and 3 years between exiting various sites and realizing subleasing proceeds.

During the quarter ended December 31, 2003, based on the Company’s cost structure and future development plans, the Company elected to completely shut down the Goleta research and development facility. This plan calls for exiting the last Goleta rented facility and terminating the majority of the Goleta-based employees. The Company recorded restructuring charges related to costs of one-time employee termination in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. As employees are generally required to render service beyond the minimum retention period or 60 days, the severance payments are recognized ratably over the service periods. The Company recorded restructuring charges of $0.2 million in 2003. The Company’s restructuring plan resulted in headcount reduction of approximately 22 employees. No severance payments related to the complete shutdown of the Goleta research and development facility have been made for the year ended December 31, 2003. All severance payments are anticipated to be paid by March 31, 2004. In addition, the Company plans to completely shut down the Goleta research and development facility by March 31, 2004. No facility related restructuring cost has been incurred for the year ended December 31, 2003. The Company expects to incur an additional $0.5 million of employee termination costs and costs to exit the leased facility in the quarter ending March 31, 2004.

The following table summarizes the restructuring activity for the year ended December 31, 2003 (in thousands):

	EITF No. 95-3		SFAS No. 146
	Employee Severance	Lease Commitments	Employee Severance	Total
Costs accrued	$2,628	$816	$186	$3,630
Cash payments, net of subleasing proceeds	(2,310)	(303)	—	(2,613)
Currency impact	(23)	(23)	—	(46)

Balance at December 31, 2003	$295	$490	$186	$971

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives can no longer be amortized; however, they will be tested for impairment at least annually in the fourth quarter of each fiscal year (more frequently if certain indicators are present). Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made. Of the total purchase price related to the acquisition of Computer Motion, $143.1 million was allocated to goodwill and $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million. (See Note 3.)

Other purchased intangible assets represent patents which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six or seven years.

At December 31, 2003, net intangible assets is comprised of the following (in thousands):

	Gross	Accumulated Amortization	Impairment	Net
Developed Technology	$3,500	$250	$3,250	$—
Core Technology	3,300	236	—	3,064
Customer Relationships	1,300	233	—	1,067
Patents	7,310	3,511	—	3,799
Other Intangible assets	500	50	291	159

Total intangible assets, net	$15,910	$4,280	$3,541	$8,089

At December 31, 2002, net intangible assets totaled $2.6 million comprised of patents with a gross value of $4.7 million and accumulated amortization of $2.1 million.

Amortization expense related to intangible assets was $2.2 million, $0.8 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Estimated future amortization expense related to intangible assets at December 31, 2003 is as follows (in thousands):

Fiscal Year
2004	$1,870
2005	1,870
2006	1,260
2007	1,074
2008	807
Thereafter	1,208

Total	$8,089

Impairment of Goodwill

In accordance with SFAS No. 142, the Company performed its assessment of whether there was an indication that goodwill was impaired at December 31, 2003. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company completed the goodwill impairment tests required by SFAS No. 142 and determined that the goodwill was not impaired at December 31, 2003. The quoted market price of the Company’s common stock was used to determine fair value for SFAS No. 142 impairment purposes.

Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) as of January 1, 2002. SFAS 144 requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows, the estimated useful or contractual life of the asset and the contract or product supporting the asset. In the third and fourth quarter of 2003, the Company impaired $0.1 million and 3.2 million, respectively, of developed technology intangible assets related to products for which futures sales were anticipated to be significantly lower than the original forecast. In addition, in the third and fourth quarter of 2003, the Company impaired $0.1 million and $0.2 million, respectively, of trademark intangible assets and other intangible assets related to this product and to internal software that has no future use. No impairment losses were incurred for the years ended December 31, 2002 and 2001.

NOTE 6. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes available-for-sale securities included in short-term investments as of the respective dates (in thousands):

	December 31, 2003				December 31, 2002
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. corporate debt	$44,106	$805	$(7)	$44,904	$20,534	$1,421	$—	$21,955
U.S. government debt	28,069	165	(24)	28,210	11,075	202	—	11,277
Municipal debt	11,950	—	—	11,950	4,350	—	—	4,350
Commercial paper	16,550	—	—	16,550	4,250	—	—	4,250

	$100,675	$970	$(31)	$101,614	$40,209	$1,623	$—	$41,832

The Company views its available-for-sale portfolio as available for use in its current operations. The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2003, by maturity date:

	2003
	Amortized Cost	Fair Value
Mature in less than 1 years	$37,613	$37,735
Mature in one to five years	63,062	63,879

Total	$100,675	$101,614

Realized gains on available-for-sale securities were $0.6 million, $39,000 and $0.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. There were no realized losses on available-for-sale securities for the years ended December 31, 2003, 2002, and 2001. These gains have been recognized with other income and expense in the period to which they relate. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

NOTE 7. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2003	2002
Raw Materials	$1,247	$3,420
Work-in-process	1,797	780
Finished Goods	5,744	4,538

Total	$8,788	$8,738

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$4,262	$3,745
Laboratory and manufacturing equipment	8,918	6,520
Office furniture and equipment	1,616	1,265
Leasehold improvments	2,714	2,562
Software	5,187	4,810

	22,697	18,902
Less accumulated depreciation and amortization	(12,409)	(8,514)

Property and equipment, net	$10,288	$10,388

NOTE 9. EMPLOYEE BENEFIT PLAN

Effective May 1, 1996, the Company established a defined contribution retirement plan (the “Plan”). All U.S. employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation may be made by employees to the Plan through salary withholdings. Employer contributions are made solely at the Company’s discretion. No employer contributions were made to the Plan during the years ended December 31, 2003, 2002, and 2001.

NOTE 10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leased office space in Mountain View, California. The lease expired in February 2002 and was not renewed.

The Company entered into a lease arrangement for office space in Sunnyvale, California effective January 2002. The Company is required to lease an additional 22,000 square feet starting in January 2004. The lease expires on April 30, 2007. The lease includes a renewal option for one additional five-year term. In addition, the Company leases approximately 2,000 square feet for research and development in Milford, Connecticut and approximately 3,000 square feet for a sales office in St. Germain en Laye, France. In connection with the acquisition of Computer Motion, the Company assumed leases for approximately 47,000 square feet in Goleta, California. These leases have varying terms, the longest of which extends to September 2007.

Future minimum lease commitments, net of sublease income of $1.7 million throughout the next 4 years, under the Company’s operating lease as of December 31, 2003 are as follows (in thousands):

2004	$3,161
2005	3,168
2006	3,240
2007	1,163

$10,732

Rent expense was approximately $3.2 million, $2.5 million, and $0.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

PURCHASE COMMITMENTS

The Company had a purchase commitment in the amount of $0.8 million as of December 31, 2003.

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

The Company has resolved all pending litigation related to Brookhill-Wilk 1 LLC as described below:

In September 2000, Brookhill-Wilk 1, LLC, or Wilk, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging infringement of U.S. Patent Nos. 5,217,003 and 5,368,015 (“the ’003 and ’015 patents, respectively). After various proceedings in the District and Appellate courts and while further proceedings were still pending in July 2003, Wilk filed a new lawsuit relating to the ’003 and ’015 patents against three of the Company’s customers: Mt. Sinai Hospital, Lenox Hill Hospital and the New York and Presbyterian Hospital. Pursuant to agreements with those customers, the Company defended this lawsuit on behalf of its customers. In September 2003, Wilk also amended its complaint against the Company to include Computer Motion within the lawsuit. Prior to the acquisition of Computer Motion, Wilk sued Computer Motion but dismissed that lawsuit voluntarily in order to await the outcome of the appeal proceedings in Wilk’s litigation with the Company.

On January 13, 2004, the Company settled all of its pending litigation with Brookhill-Wilk 1, LLC. Under the terms of the settlement, in consideration of a one-time license fee in the amount of $2.6 million, Brookhill-Wilk granted the Company a fully paid-up, perpetual, exclusive license to the ’003 and ’015 patents that were the subject of the litigation as well as additional rights with respect to other patents presently owned by or which may issue to Brookhill-Wilk 1 LLC, The Wilk Patent Development Corp., and/or Peter J. Wilk. The settlement resulted in the dismissal with prejudice of all pending litigation between the companies, including Brookhill-Wilk’s related claims against Computer Motion, Inc. and the three hospitals named above. The Company settled this lawsuit in January 2004. (See Note 15.)

During the second quarter of 2003, two former patients of The Valley Hospital in New Jersey filed suit against The Valley Hospital, their surgeons and the company alleging various harms caused during their surgeries. The Company was named because the da Vinci Surgical System was utilized for a portion of the surgeries and the detachable tip of an EndoWrist instrument is alleged to have remained in each patient after each surgery. In the fourth quarter of 2003, the Company settled the pending litigation with the two former patients of The Valley Hospital in New Jersey.

In October 2003, a former distributor for Computer Motion in Italy, filed suit against the Company and Computer Motion seeking damages. The distributor alleges that the Company breached the distribution agreement the distributor had with Computer Motion when, following the merger, the Company withdrew, from coverage under the distribution agreement, two of the products covered by the agreement. The Company believes it is entitled to withdraw the products from coverage under the agreement with proper notice, which it gave to the distributor. The Company also believes that the distributor improperly and in violation of the agreement filed the suit in Rome instead of in California as specifically provided for by the agreement. In November 2003, the Company counter-sued the distributor in California for breach of contract, seeking unspecified damages and injunction against the distributor’s action in Rome. The Company is defending the action in Rome on both jurisdictional grounds and on the merits. The California suit is still in early stages.

In November 2003, an Israeli company that Computer Motion evaluated but did not sign up as a distributor, filed suit against the Company and Computer Motion in Israel alleging breach of oral distribution contract. Following the acquisition of Computer Motion, the Company withdrew an outstanding offer to the Israeli company for a distributor relationship. The Company does not believe it breached any contract with the Israeli company by withdrawing the offer. While the Israeli company has not formerly served the Company with this lawsuit, the Company has retained counsel in Israel to defend this suit if and when it is served.

In February 2004, a former customer of Computer Motion filed a lawsuit against the Company but has not formally served the Company with the lawsuit. The customer alleges that it relied to its detriment on representations made by Computer Motion in connection with Computer Motion’s sale of products to the customer, which representations the customer believes were not fulfilled. The customer is seeking damages. The Company believes it is innocent of all the charges and will vigorously defend this suit if and when it is served. The lawsuit is still in its early stages.

The Company is subject to legal proceedings and claims that arise in the normal course of its business. The Company cannot assure that it will prevail in these matters nor can it assure that any remedy could be reached on commercially viable terms, if at all. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these lawsuits at this time and, therefore, cannot estimate the range of possible loss.

NOTE 11. NOTES PAYABLE

Notes payable consists of the following (in thousands):

	December 31,
	2003	2002
Notes payable, due in monthly installments through April 1, 2003; Interest rate at LIBOR plus 3.75% which is 5.11% at April 1, 2003	$—	$42
Notes payable, due in monthly installments through January 1, 2004; Interest rate of 9.0% at December 31, 2003	—	393
Notes payable, due in monthly installments through August 1, 2004; Interest rate of 8.5% at December 31, 2003	118	323
Notes payable, due in monthly installments through April 1, 2005; Interest rate of 8.6% at December 31, 2003	425	759
Notes payable, due in monthly installments through September 1, 2005; Interest rate of 7.3% at December 31, 2003	803	1,275
Notes payable, due in monthly installments through November 30, 2005; Interest rate of 6.9% at December 31, 2003	379	557

	1,725	3,349
Less current portion	(1,030)	(1,511)

	$695	$1,838

Notes payable are collateralized by fixed assets specified under each agreement. Assets collateralized under these agreements totaled $3.5 million and $5.0 million at December 31, 2003 and 2002, respectively. Certain of the notes payable contain covenants pertaining to results of operations and certain other financial ratios. As of December 31, 2003, the Company is in compliance with all covenants. Principal maturities of notes payable at December 31, 2003 are as follows: 2004—$1.0 million; and 2005—$0.7 million. The weighted average borrowing rate was 7.62% as of December 31, 2003 and 7.8% as of December 31, 2002.

The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values as of December 31, 2003 and 2002.

NOTE 12. STOCKHOLDERS’ EQUITY

REVERSE STOCK SPLIT

The Company’s stockholders approved a one-for-two reverse stock split, or the Reverse Split, on June 30, 2003 and the Reverse Split was effected on July 1, 2003. The par value of the Company’s common stock after the Reverse Split remained at $0.001 per share. The rights of the holders of these securities were not otherwise modified. All shares outstanding and earnings per share information for all periods presented in these financial statements give effect to the Reverse Split. All shares, per share and market price data related to the Company’s common shares outstanding and under employee stock plans reflect the retroactive effects of the Reverse Split.

FOLLOW-ON OFFERING

In the fourth quarter of 2003, the Company sold 5,750,000 shares of newly issued common stock in an underwritten public offering at a price of $14.50 per share. The Company received net proceeds of approximately $77.7 million, after deducting the underwriting discount and offering expenses.

COMMON STOCK

The Company has reserved the following shares of common stock for the exercise of warrants and the issuance of options and rights granted under the Company’s stock option plans as follows:

	December 31,
	2003	2002
Warrants	662,256	2,540
Stock option plans	7,583,723	6,007,026

	8,245,979	6,009,566

The Company has previously issued shares of common stock, which are subject to the Company’s right to repurchase at the original issuance price upon the occurrence of certain events as defined in the agreements relating to the sale of such stock. As of December 31, 2003, 2002 and 2001 shares subject to repurchase were 366, 7,937 and 17,280, respectively.

WARRANTS

In June 2000, the Company issued a warrant to purchase 2,540 shares of common stock at an exercise price of $18.00 per share to one company. The warrant, which was fully vested and immediately exercisable, expires in June 2010. The value of the warrant was estimated using the Black-Scholes option pricing model and was determined to be immaterial.

In April 2000, the Company entered into an agreement with Heartport, Inc. to exclusively license a number of Heartport’s patents in exchange for cash of $3.0 million and a warrant to purchase 100,000 shares of common stock at an exercise price of $6.00 per share. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: stock price on the date of grant of $19.80 per share, risk-free interest rate of 6.5%, contractual life of 5 years, volatility of 0.75 and no dividend yield, resulting in a value of $1.7 million. As a result of this agreement, the Company capitalized approximately $4.7 million as intangible assets, which will be amortized over the estimated useful life of the patents which is approximately six years. The warrant, which was fully vested and immediately exercisable was exercised by Heartport, Inc. in June 2001.

In conjunction with the Computer Motion acquisition, the Company assumed warrants to purchase 724,729 shares of common stock at a weighted average exercise price of $20.52 per share. In December 2003, 65,013 warrants with a weighted-average exercise price of $15.42 expired. As of December 31, 2003, 659,716 warrants to purchase common stock were outstanding at a weighted-average exercise price of $19.59. The warrants, which were fully vested and immediately exercisable, expire from February 2006 through February 2007.

STOCK OPTION PLANS

In January 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Equity Incentive Plan (the “1996 Plan”) under which employees, consultants and directors may be granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”) to purchase shares of the company’s common stock. The 1996 Plan permits ISOs to be granted at an exercise price not less than the fair value on the date of grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 1996 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48 per month thereafter; however, options may be granted with different vesting terms as determined by the Board of Directors. A total of 2,420,000 shares of common stock have been authorized for issuance pursuant to the 1996 Plan as of December 31, 2003.

In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan, which took effect upon the closing of the Company’s initial public offering. The Company has reserved an additional 2,580,000 shares under this plan. This plan is an amendment and restatement of the 1996 Plan. Also in March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan and the 2000 Employee Stock Purchase Plan. The Company has reserved 150,000 and 500,000 shares for the issuances under these plans, respectively. These plans were also effective upon the closing of the Company’s initial public offering. Each of these plans contains an evergreen provision whereas the authorized shares are automatically increased concurrent with the Company’s annual meeting of shareholders. In June 2003, the Company reserved an additional 980,763 shares for the 2000 Equity Incentive Plan, 55,821 shares for the 2000 Non-Employee Directors’ Stock option Plan and 166,176 shares for the 2000 Employee Stock Purchase Plan. In May 2002, the Company reserved an additional 982,375 shares for the 2000 Equity Incentive Plan, 54,562 shares for the 2000 Non-Employee Directors’ Stock Option Plan and 102,182 shares for the 2000 Employee Stock Purchase Plan. In May 2001, the Company reserved an additional 993,300 shares for the 2000 Equity Incentive Plan, 53,743 shares for the 2000 Non-Employee Directors’ Stock Option Plan and 89,572 shares for the 2000 Employee Stock Purchase Plan.

In conjunction with the Computer Motion acquisition, the Company assumed stock options under Computer Motion’s 1997 Stock Incentive Plan (The “1997 Plan”) and Tandem Stock Option Plan (the “Tandem Plan”), resulting in an additional 1.4 million options to purchase the Company’s common stock. The Tandem Plan has expired, and the Company does not anticipate issuing any new options under the 1997 Plan.

Option activity under the 1996, 1997, 2000 and Tandem Plans was as follows:

	2003		2002		2001
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at January 1	2,452,080	$14.48	1,696,292	$11.70	883,378	$6.54
Options granted	2,552,791	14.26	1,000,500	18.06	1,073,126	15.10
Options exercised	(696,145)	6.04	(117,080)	5.28	(94,458)	4.38
Options canceled	(583,297)	16.84	(127,632)	17.10	(165,754)	10.12

Outstanding at December 31	3,725,429	14.50	2,452,080	14.48	1,696,292	11.70

Exercisable at December 31	2,185,236	$14.57	1,133,703	$11.62	802,213	$7.30

Additional information concerning options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.00–$ 0.00	19,480	8.5	$—	19,480	$—
1.00– 1.00	10,250	3.5	1.00	10,250	1.00
2.29– 3.42	262,619	7.8	2.93	240,441	2.89
3.69– 5.17	59,133	7.7	4.14	50,776	4.21
5.72– 8.42	271,683	5.2	6.04	269,241	6.03
8.90– 13.35	893,818	8.9	11.77	210,669	11.77
13.40– 20.06	1,945,396	7.4	16.64	1,141,875	16.52
20.12– 30.14	93,896	7.4	24.38	73,913	24.46
31.11– 45.21	165,814	5.0	36.04	165,251	36.06
49.10– 60.28	3,340	4.4	53.38	3,340	53.38

	3,725,429	7.5	14.50	2,185,236	14.57

Under the 1996 and 2000 Plans, the Company may also grant rights to purchase restricted stock. Terms and conditions of these rights are determined by the Board of Directors. However, no right shall be granted at an exercise price which is less than 85% of the fair value of the Company’s common stock on the date of grant. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original purchase price of the stock. The right expires at a rate determined by the Board of Directors, generally at a rate of 12.5% after 6 months and 1/48 per month thereafter. For the years ended December 31, 2003, 2002, and 2001, the Company repurchased 1,048, 211, and 11,086 shares under the 1996 and 2000 Plans.

As of December 31, 2003, 2002, and 2001, 3,858,294, 3,554,946, and 3,418,720 shares were available for future grant under the 1996 and 2000 Plans.

For the years ended December 31, 2003, the Company recorded deferred stock compensation of $0.4 million. No deferred stock compensation was recorded for the years ended December 31, 2002 and 2001. Deferred stock compensation represents the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such options were granted. For the years ended December 31, 2003, 2002, and 2001, the Company recorded amortization of deferred stock compensation of $0.7 million, $0.7 million, and $1.6 million, respectively. As of December 31, 2003 and 2002, the Company had $0.1 million and $0.2 million of remaining unamortized deferred compensation, respectively. Such amount is included as a reduction of stockholders’ equity and is being amortized over the vesting period of the underlying options using the graded-vesting method. Future amortization of deferred compensation at December 31, 2003 is $0.1 million. The deferred compensation will be fully amortized at the end of 2006.

STOCK-BASED COMPENSATION

Pro forma information regarding net loss is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. (See Note 2, Summary of Significant Accounting Policies.) Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

The weighted-average estimated fair value of these options during fiscal 2003, 2002, and 2001 was $7.44, $11.00, and $6.80 per share, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Stock Option Plans:
Average risk free interest rate	2.52%	3.90%	4.40%
Average expected life (years)	4	4	6.3
Volatility	78%	80%	96%
Stock Purchase Plans:
Average risk free interest rate	1.36%	1.71%	4.63%
Average expected life (years)	0.5	0.5	0.9
Volatility	48%	48%	96%

The Company has elected to follow APB No. 25 in accounting for employee stock options. Under APB No. 25, the Company recognizes no compensation expense in its financial statements except in connection with the grant of restricted stock for nominal consideration and unless the exercise price of employee stock options is less than the market price of the underlying stock on the grant date.

NOTE 13. INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses.

Deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$64,705	$32,710
Research credits	7,470	5,970
Expenses deductible in later years for tax purposes	11,836	12,770
Deferred revenue	605	1,940

Gross deferred tax assets	84,616	53,390
Deferred tax liabilities:
Identifiable intangible assets related to acquisitions	(1,716)	—

Net deferred tax assets	82,900	53,390
Less valuation allowance	(82,900)	(53,390)

	$—	$—

Realization of deferred tax assets is dependent upon future earnings; the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $29.5 million and $9.5 million during the years ended December 31, 2003 and 2002, respectively. The $29.5 million increase in the valuation allowance primarily related to deferred tax assets purchased in the Computer Motion acquisition. As of December 31, 2003, the Company had net operating loss carryforwards for federal tax purposes of approximately $180.8 million which expire in the years 2008 through 2023 and federal research and development tax credits of approximately $4.5 million which expire in the years 2011 through 2023. State loss carryforwards of approximately $53.7 million begin expiring in 2004. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	2003
	Q1	Q2 (1)	Q3 (1)	Q4 (1)
Net sales	$19,235	$21,453	$23,394	$27,593
Gross profit	9,741	12,688	12,064	9,536
Operating expenses	12,877	12,157	15,727	15,150

Operating loss	(3,136)	531	(3,663)	(5,614)
Other income (expense)	842	347	311	758

Net loss	(2,294)	878	(3,352)	(4,856)
Net earnings (loss) per share:
Basic	$(0.12)	$0.05	$(0.12)	$(0.16)
Diluted	$(0.12)	$0.05	$(0.12)	$(0.16)
Shares used in calculation of net earnings (loss) per share:
Basic	18,431	18,580	26,878	30,616
Diluted	18,431	18,973	26,878	30,616

	2002
	Q1	Q2	Q3	Q4
Net sales	$14,409	$19,387	$17,081	$21,145
Gross profit	5,998	9,243	7,938	10,722
Operating expenses	12,113	13,510	14,780	13,717

Operating loss	(6,115)	(4,267)	(6,842)	(2,995)
Other income (expense)	498	527	378	395

Net loss	(5,617)	(3,740)	(6,464)	(2,600)
Net loss per share	$(0.31)	$(0.21)	$(0.35)	$(0.14)
Shares used in calculation of net loss per share	18,154	18,192	18,250	18,321

(1)	As more fully described in Note 3, the Company’s results of operations reflect the acquisition of Computer Motion, Inc. subsequent to June 30, 2003.

The following table reconciles the selected quarterly data as presented above to the previously reported quarterly data on the Form 10-Q filed in previous quarters.

	2003
	Q1 (2)	Q2 (2)	Q3 (2)	Q4 (2)
Decrease in gross profit from previously filed quarterly data	755	859	922	—
Decrease in operating expenses from previously filed quarterly data	755	859	922	—

	2002
	Q1 (2)	Q2 (2)	Q3 (2)	Q4 (2)
Decrease in gross profit from previously filed quarterly data	904	919	803	911
Decrease in operating expenses from previously filed quarterly data	904	919	803	911

(2)	As more fully described in Note 2, the Company’s results of operations reflect the reclassification of costs associated with customer training from selling, general and administrative expenses to service cost of sales.

NOTE 15. SUBSEQUENT EVENTS

In January 2004, the Company settled its pending litigation with Brookhill-Wilk 1, LLC. Under the terms of the settlement, Brookhill-Wilk granted a perpetual, exclusive license and certain covenants to Intuitive in consideration of a one-time license fee in the amount of $2.6 million. The settlement resulted in the dismissal with prejudice of all pending litigation between the companies, including Brookhill-Wilk’s related claims against Computer Motion, Inc. and several of the Company’s customers. The Company accrued $2.6 million in the consolidated balance sheet and statement of operations for the year ended December 31, 2003, with $0.6 million included in product cost of sales, and $2.0 million capitalized as patent costs. These patent costs will be amortized on a straight-line basis in product cost of sales in the statement of operations beginning in January 2004 over a period of approximately 6.5 years, the remaining useful life of the patents.

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions due to acquisition of Computer Motion, Inc.	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and returns
Year ended December 31, 2003	$806	2,710	1,621	(3,372)	$1,765
Year ended December 31, 2002	$446	360	—	—	$806
Year ended December 31, 2001	$192	254	—	—	$446

(1)	Represents amounts written off or returned.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 29, 2004, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Election of Directors” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on June 19, 2003. Stockholders may request a free copy of our Code of Business Conduct and Ethics from:

Intuitive Surgical, Inc.

Attention: Investor Relations

950 Kifer Road

Sunnyvale, CA 94086

408-523-2100

To the extent required by law or the rules of the Nasdaq National Market, any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website (www.intuitivesurgical.com) in accordance with SEC rules.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our Proxy Statement to be filed within 120 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K

(1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	The following financial statement schedule of Intuitive Surgical, Inc. is filed as part of this Report and should be read in conjunction with the financial statements of Intuitive Surgical:

—    Schedule II: Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (c) of this Item 15.

(b)	Reports on Form 8-K

On October 27, 2003, we filed a current report on Form 8-K announcing our third quarter 2003 financial results.

On November 3, 2003, we filed a current report on Form 8-K announcing the offering of 5,000,000 shares of our common stock at $14.50 per share.

On December 16, 2003, we filed a current report on Form 8-K announcing the resignations of Frederic H. Moll, M.D. and Russell C. Hirsch, Ph.D. from our Board of the Directors.

On December 23, 2003, we filed a current report on Form 8-K announcing the resignation of Bennett Nussbaum from our Board of the Directors.

(c)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(1)	Bylaws of Registrant.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Warrant to Purchase Shares of Common Stock, dated April 26, 2000.

4.3(3)	Form of Warrant to purchase Common Stock of Computer Motion, Inc. dated February 13, 2002.

4.4(4)	Form of Warrant to purchase Common Stock of Computer Motion, Inc. dated February 16, 2001.

4.5(5)	Form of Redeemable Warrant to purchase Common Stock of Computer Motion, Inc. dated September 22, 2000.

4.6(6)	Form of Redeemable Warrant to purchase Common Stock of Computer Motion, Inc.

10.1(1)	Form of Indemnity Agreement.

10.2(1)	2000 Equity Incentive Plan.

10.3(1)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.

10.6(1)	Equipment Financing Agreement (No. 10809), dated April 2, 1997, between the Registrant and Lease Management Services, Inc., and related addendums.

10.7(1)	Security Agreement, dated May 20, 1999, between the Registrant and Heller Financial Leasing, Inc., and related amendments.

10.8(1)	License Agreement, dated December 20, 1995, between the Registrant and SRI International.

10.9(1)	License Agreement, dated December 29, 1997, between the Registrant and International Business Machines Corporation.

10.10(1)	License Agreement, dated April 1, 1999, between the Registrant and Massachusetts Institute of Technology.

10.11(1)	Lease, dated September 9, 1996, between the Registrant and Zappettini Investment Co.

10.12(1)	Lease, dated February 5, 1997, between the Registrant and Zappettini Investment Co.

10.13(1)	Employment Agreement, dated February 28, 1997, between the Registrant and Lonnie M. Smith.

10.14(2)	Lease, dated July 16, 2001, between the Registrant and RNM Technology Drive, L.P.

10.15(7)	Lease between Computer Motion, Inc. and University Business Center Associates dated March 1, 1994 and amendment thereto dated October 19, 1996.

10.16(8)	Leases between Computer Motion, Inc. and University Business Center Associates dated September 19, 1997.

23.1(9)	Consent of Ernst & Young LLP, Independent Auditors.

31.1(9)	Certification of Principal Executive Officer.

31.2(9)	Certification of Principal Financial Officer.

32.1(9)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1 (333-33016)
(2)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(3)	Incorporated by reference to Exhibit 4.2 of Computer Motion, Inc.’s Registration Statement on Form S-3 (File No. 333-83552).
(4)	Incorporated by reference to Exhibit 4.3 of Computer Motion, Inc.’s Current Report on Form 8-K filed March 26, 2001.
(5)	Incorporated by reference to Exhibit 10.2 of Computer Motion, Inc.’s Quarterly Report on Form 10-Q filed November 14, 2000.
(6)	Incorporated by reference to Exhibit 10.15 of Computer Motion, Inc.’s Registration Statement on Form S-1 (File No. 333-29505).
(7)	Incorporated by reference to Computer Motion, Inc.’s Form S-1 (File No. 333-29505) declared effective August 11, 1997.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/s/ LONNIE M. SMITH

Lonnie M. Smith President and Chief Executive Officer

March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LONNIE M. SMITH Lonnie M. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ SUSAN K. BARNES Susan K. Barnes	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 12, 2004

/s/ SCOTT S. HALSTED Scott S. Halsted	Director	March 12, 2004

/s/ ERIC HALVORSON Eric Halvorson	Director	March 12, 2004

/s/ RICHARD J. KRAMER Richard J. Kramer	Director	March 12, 2004

/s/ ALAN J. LEVY, PH.D. Alan J. Levy, Ph.D.	Director	March 12, 2004

/s/ ROBERT W. DUGGAN Robert W. Duggan	Director	March 12, 2004