Form 10-Q
period 2004-03-31
INTUITIVE SURGICAL INC
filed 2004-05-07
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      The Registrant had 33,502,943 shares of Common Stock, $0.001 par value per share, outstanding as of March 31, 2004.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                              March 31,   December 31
                                                               2004          2003
                                                           ------------  -----------
                                                                         (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents.............................. $     13,346  $    11,335
  Short-term investments.................................      102,489      101,614
  Accounts receivables, net..............................       27,324       26,820
  Inventory..............................................        7,983        8,788
  Prepaids...............................................        3,338        3,203
  Restricted cash equivalents............................          213          188
                                                           ------------  -----------
          Total current assets...........................      154,693      151,948
Property and equipment, net..............................        9,384       10,288
Restricted cash equivalents..............................          348          642
Intangible assets, net...................................        7,622        8,089
Goodwill.................................................      143,332      143,106
Other assets.............................................          960          921
                                                           ------------  -----------
          Total assets...................................      316,339      314,994
                                                           ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $      4,670  $     5,894
  Accrued compensation and employee benefits.............        3,651        5,267
  Warranty accrual.......................................          334          702
  Restructuring accrual..................................        1,160          971
  Other accrued liabilities..............................        6,413        8,432
  Deferred revenue.......................................       12,998       11,345
  Current portion of notes payable.......................          998        1,030
                                                           ------------  -----------
          Total current liabilities......................       30,224       33,641
Long-term notes payable..................................          435          695
Deferred revenue.........................................          991        1,148
Other accrued liabilities................................          534          553
Commitments and contingencies (Note12)...................           --           --
Stockholders' equity:
  Preferred stock, 2,500,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of March 31, 2004  and
     and December 31, 2003, respectively...................         --           --
  Common stock, 100,000,000 shares authorized, $0.001
     par value, 33,516,579 and 33,051,631 shares
     issued and outstanding as of March 31, 2004
     and December 31, 2003, respectively.................           33           33
  Additional paid-in capital.............................      420,675      416,559
  Deferred compensation..................................          (84)         (99)
  Accumulated deficit....................................     (137,561)    (138,414)
  Accumulated other comprehensive income ................        1,092          878
                                                           ------------  -----------
          Total stockholders' equity.....................      284,155      278,957
                                                           ------------  -----------
          Total liabilities and stockholders' equity..... $    316,339  $   314,994
                                                           ============  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                  Three Months Ended
                                                     March 31,
                                               ----------------------
                                                  2004        2003
                                               ---------- -----------
Sales:
  Products................................... $   22,471  $   17,292
  Services...................................      4,588       1,943
                                               ----------  ----------
Total sales..................................     27,059      19,235
Cost of sales:
  Products...................................      8,813       7,772
  Services...................................      2,410       1,722
                                               ----------  ----------
Total cost of sales..........................     11,223       9,494
                                               ----------  ----------
    Gross profit.............................     15,836       9,741
                                               ----------  ----------
Operating costs and expenses:
  Selling, general, and administrative.......     10,243       9,453
  Research and development...................      5,310       3,423
                                               ----------  ----------
    Total operating costs and
     expenses................................     15,553      12,876
                                               ----------  ----------
Income (loss) from operations................        283      (3,135)
Other income, net ...........................        606         842
                                               ----------  ----------
Income (loss) before taxes...................        889      (2,293)

Income tax expense.............................       36          --
                                               ----------  ----------
Net income (loss).............................$      853  $   (2,293)
                                               ==========  ==========
Net earnings (loss) per share:
  Basic...................................... $     0.03  $    (0.12)
                                               ==========  ==========
  Diluted ................................... $     0.02  $    (0.12)
                                               ==========  ==========
Shares used in computing net earnings
 (loss) per share:
  Basic......................................     33,282      18,431
                                               ==========  ==========
  Diluted....................................     34,137      18,431
                                               ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            For the Three Months
                                                               Ended March 31,
                                                         ------------------------
                                                            2004         2003
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net income (loss)...................................... $       853  $    (2,293)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation.........................................       1,374          882
  Provision for doubtful accounts......................        (106)          85
  (Gain) loss on sales of fixed assets.................         (13)           1
  Amortization of deferred compensation and stock
    compensation.......................................          15          154
  Amortization/impairment of intangible assets.........         467          198
Changes in operating assets and liabilities:
  Accounts receivable..................................        (399)      (4,093)
  Prepaids.............................................        (469)         363
  Inventory............................................         805          456
  Other assets.........................................         (41)          --
  Accounts payable.....................................      (1,228)        (211)
  Accrued compensation and employee benefits...........      (1,647)      (2,381)
  Warranty accrual.....................................        (368)        (169)
  Restructuring accrual................................          38           --
  Other accrued liabilities............................      (1,692)        (240)
  Deferred revenue.....................................       1,496        1,302
                                                         -----------  -----------
Net cash used in operating activities..................        (915)      (5,946)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................        (537)        (318)
Disposition of property and equipment..................          27           --
Release of restricted cash equivalents.................         269           70
Purchase of short-term investments.....................     (28,778)      (4,900)
Proceeds from sales of short-term investments..........      21,403        7,844
Proceeds from maturities of short-term investments.....       6,744        5,112
                                                         -----------  -----------
Net cash (used in) provided by investing activities....        (872)       7,808
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       4,116        1,350
Repayment of notes payable.............................        (292)        (384)
                                                         -----------  -----------
Net cash provided by financing activities..............       3,824          966
                                                         -----------  -----------
Foreign currency translation adjustments...............         (26)         (91)
                                                         -----------  -----------
Net increase in cash and cash equivalents..............       2,011        2,737
Cash and cash equivalents, beginning of period.........      11,335        8,052
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    13,346  $    10,789
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical, " "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2003 were derived from the audited financial statements included in Intuitive Surgical, Inc.'s Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2003. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Annual Report. The results for the interim period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004 or future operating periods. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

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

The Company's distributors do not have price protection rights.

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

The Company's da Vinci Surgical System, Hermes Control Center and AESOP Endoscope Positioner contain a software component. The Company believes that this software element is an incidental part of each system. The software element within the Company's products is not sold or marketed separately to customers, and the software does not operate independently of each system. Furthermore, the software development effort does not represent a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to each system as a whole and the software revenue guidance provided in SOP 97-2, "Software Revenue Recognition," is not applicable to the Company's revenues.

Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for stock option grants issued with an exercise price equal to the market value of the underlying stock on the date granted. The Company has recorded stock-based compensation, primarily related to deferred compensation arising from the Company's initial public offering in 2000 and its acquisition of Computer Motion in June 2003. As required under Statement of Financial Accounting Standards Board ("SFAS"), No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has provided the following pro forma net loss and pro forma net loss per share disclosures for stock-based awards as if the fair value-based method defined in SFAS 123, "Accounting for Stock-Based Compensation," had been applied (amounts in thousands, except per share amounts):

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   2004      2003
                                                 --------  --------
Net income (loss), as reported................. $    853  $ (2,293)
Add:  Total stock-based employee
  compensation expense included in reported net
  income (loss), net of $0 related tax effect..       15       154
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of $0 related tax effect.....   (2,460)   (2,026)
                                                 --------  --------
Pro forma net loss............................. $ (1,592) $ (4,165)
                                                 ========  ========

Net earnings (loss) per share:
  Basic - as reported.......................... $   0.03  $  (0.12)
  Basic - pro forma............................ $  (0.05) $  (0.23)

  Diluted - as reported........................ $   0.02  $  (0.12)
  Diluted - pro forma.......................... $  (0.05) $  (0.23)

The fair value for each stock option award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                      Three Months Ended
                                           March 31,
                                     -------------------
                                        2004      2003
                                     --------  ---------
Stock Option Plans:
   Average risk free interest rate.     2.66%     2.52%
   Average expected life (years)...      4.0        4.0
   Volatility......................       73%       80%

Stock Purchase Plan:
   Average risk free interest rate.     1.30%     1.71%
   Average expected life (years)...      1.2        0.5
   Volatility......................       62%       48%

Recent Accounting Pronouncements

In December 2003, the FASB issued FIN Interpretation No. 46R (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation FIN No. 46, which was issued in January 2003. As of the effective date of FIN No. 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN No. 46R apply to those entities. There is no grandfathering of existing entities. The adoption of FIN No. 46R did not have a significant impact on the Company's consolidated financial position, results of operations or cash flow.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flow.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments that subject the Company to potential risk consist of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the three months ended March 31, 2004 and 2003, no customer accounted for more than 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses.

The Company's da Vinci Surgical System, Hermes Control Center, AESOP Endoscope Positioner and related instruments, accessories and service accounted for all of the Company's product sales for the three months ended March 31, 2004 and 2003. Purchases of key parts and components used to manufacture the Company's products are from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment, the development and marketing of products designed for use in surgery. The distribution of sales by geographic location is as follows (in thousands):

                                Three Months Ended
                                      March 31,
                               ---------------------
                                   2004       2003
                                ---------  ---------
Domestic...................... $  20,506  $  15,849
International.................     6,553      3,386
                                ---------  ---------
Total sales................... $  27,059  $  19,235
                                =========  =========

For the three months ended March 31, 2004, U.S. and international sales accounted for 76% and 24%, respectively, of total sales. For the three months ended March 31, 2003, U.S. and international sales accounted for 82% and 18%, respectively, of total sales.

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at March 31, 2004 and December 31, 2003.

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

The following table presents the fair value of available-for-sale securities included in short-term investments as of the respective dates (in thousands):

                              March 31,      December 31,
                                2004             2003
                           ---------------  ---------------
U.S. corporate debt...... $        44,892  $        44,904
U.S. government debt.....          25,747           28,210
Municipal debt...........          19,400           11,950
Commercial paper.........          12,450           16,550
                           ---------------  ---------------
Total.................... $       102,489  $       101,614
                           ===============  ===============

NOTE 5. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is computed using standard costs, which approximates actual cost on a first-in, first-out basis. Inventory consists of the following (in thousands):

                                  March 31,   December 31,
                                   2004          2003
                               ------------  ------------
Raw materials................ $      1,200  $      1,247
Work-in-process..............        2,314         1,797
Finished goods...............        4,469         5,744
                               ------------  ------------
                              $      7,983  $      8,788
                               ============  ============

NOTE 6. ACQUISITION OF COMPUTER MOTION, INC.

On June 30, 2003, the Company acquired all of the outstanding shares of Computer Motion, Inc. through a merger of Computer Motion with a wholly owned subsidiary of Intuitive Surgical. The Company accounted for this transaction as a purchase of a business.

The total purchase price was comprised of the following (in thousands):

Value of Intuitive Surgical common stock issued....... $ 125,734
Assumption of Computer Motion warrants and options....    15,703
                                                        ---------
Total value of Intuitive Surgical securities..........   141,437

Direct transaction costs..............................     1,774
Bridge loan facility..................................     5,302
                                                        ---------
Total purchase price.................................. $ 148,513
                                                        =========

Future business results may differ from inherent estimates contained in the allocation, including obligations related to exiting lease commitments, and other underlying assumptions. The total purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:.
  Customer relationships.............................. $   1,300
  Developed and core technology.......................     6,800
  Trademark...........................................       200
  Internal use software...............................       300
  In-process research and development.................       100
Goodwill..............................................   143,332
Net liabilities assumed...............................    (3,519)
                                                        ---------
Total purchase price.................................. $ 148,513
                                                        =========

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives can no longer be amortized; rather, they will be tested for impairment at least annually of each fiscal year (more frequently if certain indicators are present), which the Company will do in the fourth quarter. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made. Of the total purchase price related to the acquisition of Computer Motion, $143.3 million was allocated to goodwill and $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million. During the three months ended March 31, 2004, the Company increased goodwill by $0.2 million due to the change in estimates on assumptions used to calculate the losses on subleasing the vacated Computer Motion facilities.

Other purchased intangible assets represent patents, which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six or seven years.

Net intangible assets is comprised of the following (in thousands):

                                             March 31, 2004
                               -----------------------------------------------
                                            Accumulated
                                 Gross     Amortization  Impairment     Net
                               ---------   ------------  ----------  ---------
Developed technology........  $   3,500   $        250  $    3,250  $      --
Core technology.............      3,300            354          --      2,946
Customer relationships......      1,300            300          --      1,000
Patents.....................      7,310          3,787          --      3,523
Other intangible assets.....        500             56         291        153
                               ---------   ------------  ----------  ---------
Total intangible assets, net  $  15,910   $      4,747  $    3,541  $   7,622
                               =========   ============  ==========  =========

                                             December 31, 2003
                               -----------------------------------------------
                                            Accumulated
                                 Gross     Amortization  Impairment     Net
                               ---------   ------------  ----------  ---------
Developed technology........  $   3,500   $        250  $    3,250  $      --
Core technology.............      3,300            236          --      3,064
Customer relationships......      1,300            233          --      1,067
Patents.....................      7,310          3,511          --      3,799
Other intangible assets.....        500             50         291        159
                               ---------   ------------  ----------  ---------
Total intangible assets, net  $  15,910   $      4,280  $    3,541  $   8,089
                               =========   ============  ==========  =========

Amortization expense related to intangible assets was $0.5 million for the three months ended March 31, 2004 and $0.2 million for the three months ended March 31, 2003.

Estimated future amortization expense related to intangible assets at March 31, 2004 is as follows (in thousands):

        Fiscal Year
----------------------------
2004 (remaining 9 months)...  $    1,403
2005........................       1,870
2006........................       1,260
2007........................       1,074
2008........................         807
Thereafter..................       1,208
                                ---------
Total.......................  $    7,622
                                =========

Impairment of Goodwill

The Company has elected to perform an annual analysis of goodwill during the fourth quarter of each year. Based on our 2003 impairment analysis, no impairments were identified, and no indicators of impairment were identified during the three months ended March 31, 2004.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows, the estimated useful or contractual life of the asset and the contract or product supporting the asset. No impairment losses were incurred during the three months ended March 31, 2004 and 2003.

NOTE 8. PRODUCT WARRANTY PROVISIONS

The Company's standard policy is to warrant all shipped systems against defects in design, materials and workmanship by replacing failed parts during the first year of ownership. The Company's estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. Effective July 1, 2003, the Company adopted the provisions of EITF No. 00-21 on a prospective basis. Under EITF No. 00-21, for certain arrangements, a portion of the overall system price attributable to the first year service is deferred and recognized as revenue over the service period. As such, the Company recognizes warranty and related service costs as incurred for these arrangements. The warranty provision resulting from transactions prior to July 1, 2003 will be reduced in future periods for material and labor costs incurred as related product is returned during the warranty period or when the warranty period elapses. A review of warranty obligations is performed regularly to determine the adequacy of the reserve. Based on the outcome of this review, revisions to the estimated warranty liability are recorded as appropriate.

The following table reconciles the changes to the product warranty liability for the period indicated (in thousands)

                                          Balance at                        Balance at
                                          Beginning   Warranty   Warranties  End of
                                          of Period     Usage     Issued     Period
                                         -----------  ---------  ---------  ---------
Three months ended March 31, 2004.....  $       702  $    (431) $      63  $     334

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company's products. The term of these agreements vary, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indeminification clauses and no liabilities have been recorded for this obligation on its balance sheets as of March 31, 2004 or December 31, 2003.

NOTE 9. RESTRUCTURING CHARGES

In connection with the acquisition of Computer Motion in June 2003, the Company recorded an accrual for acquisition integration liabilities, which includes the incremental costs to exit and consolidate activities at Computer Motion locations, termination of certain Computer Motion employees, and for other costs to integrate operating locations and other activities of Computer Motion. The accrual was recorded using the guidance provided by EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to be net assets acquired. During 2003, the Company recorded a $3.4 million accrual in accordance with EITF 95-3. The accrual was comprised of $2.6 million for employee severance costs and $0.8 million for estimated losses to be incurred to sublet vacated facilities. During the three months ended March 31, 2004, the Company increased the accrual for the estimated losses to be incurred to sublet vacated facilities by $0.2 million due to the change in estimates on assumptions used to calculate the losses on subleasing the vacated facilities.

During the three months ended December 31, 2003, based on the Company's cost structure and future development plans, the Company planned to completely shut down the Goleta research and development facility. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded restructuring charges of $0.2 million, which is related to the costs of one-time employee terminations. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. As employees are generally required to render service beyond the minimum retention period or 60 days, the severance payments are recognized ratably over the service periods. During the three months ended March 31, 2004, the Company completed the shutdown of the Goleta research and development facilities and accrued $0.2 million of employee severance costs and $0.5 million of lease commitments costs to exit the leased facility. The charges incurred in the three months ended March 31,2004 were recorded in research and development expenses on the income statement. The Company expects to fully utilize the accrual in the third quarter of 2007.

The following table summarizes the restructuring activitiy for the three months ended March 31, 2004 (in thousands):

                                                    EITF No. 95-3          SFAS No. 146
                                             ----------------------  ---------------------
                                              Employee     Lease     Employee     Lease
                                             Severance   Commitments Severance  Commitments Total
                                             ----------  ----------  ---------  ---------  --------
Cost accrued............................... $    2,628  $      816  $     186  $      --  $  3,630
Cash payments, net of subleasing proceeds..     (2,310)       (303)        --         --    (2,613)
Currency impact............................        (23)        (23)        --         --       (46)
                                             ----------  ----------  ---------  ---------  --------
Balance at December 31, 2003...............        295         490        186         --       971
Cost accrued...............................         --         233        224        525       982
Cash payments, net of subleasing proceeds..       (199)       (176)      (388)       (36)     (799)
Currency impact............................         --           6                               6
                                             ----------  ----------  ---------  ---------  --------
Balance at March 31, 2004.................. $       96  $      553  $      22  $     489  $  1,160
                                             ==========  ==========  =========  =========  ========

NOTE 10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and other comprehensive income (loss), which primarily consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying condensed consolidated balance sheets. The components of comprehensive income (loss) consist of the following (in thousands):

                                          Three Months Ended
                                               March 31,
                                        --------------------
                                           2004       2003
                                        ---------  ---------
Net income (loss)..................... $     853  $  (2,293)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.......................       (30)       (91)
  Change in unrealized gain (loss)
    on available-for-sale securities..       244       (441)
                                        ---------  ---------
Comprehensive income (loss)........... $   1,067  $  (2,825)
                                        =========  =========

The components of accumulated other comprehensive income were as follows (in thousands):

                                             March 31,  December 31,
                                              2004         2003
                                          ------------  -----------
Accumulated net unrealized gain on
  available-for-sales securities........ $      1,184  $       940
Foreign currency translation
  adjustments...........................          (92)         (62)

Total accumulated other comprehensive     ------------  -----------
  income................................ $      1,092  $       878
                                          ============  ===========

NOTE 11. NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net earning (loss) per share (in thousands, except per share data). Basic net earning (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted net earning (loss) per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options and warrants outstanding during the period, if any, using the treasury stock method.

                                        Three Months Ended
                                           March 31,
                                     -----------------------
                                        2004         2003
                                     -----------  ----------
Numerator used for basic and
  diluted net loss per common
  share............................ $       853  $   (2,293)
                                     ===========  ==========
Denominator used for basic and
  diluted net loss per common share:
  Weighted-average shares
    outstanding....................      33,282      18,438
  Less weighted-average
    shares subject to
    repurchase.....................          --          (7)
                                     -----------  ----------
  Weighted-average shares used in
    computing basic net loss per
    common share...................      33,282      18,431
                                     ===========  ==========

  Add common stock equivalents.....         855          --
  Weighted-average shares used
    in computing diluted common
    share..........................      34,137      18,431
                                     ===========  ==========

Net earnings (loss) per common share:
  Basic............................ $      0.03  $    (0.12)
                                     ===========  ==========
  Diluted.......................... $      0.02  $    (0.12)
                                     ===========  ==========

Potential weighted average common shares excluded from the computation of diluted net earnings (loss) per share as their effect would be antidilutive were 1,817,000 shares and 2,911,000 shares, respectively, for the three months ended March 31, 2004 and March 31, 2003.

NOTE 12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company entered into a lease arrangement for approximately 83,000 square feet of office and manufacturing space in Sunnyvale, California effective January 2002 (the "Sunnyvale Lease"). Under the Sunnyvale Lease, the Company was required to lease an additional 22,000 square feet starting in January 2004. The Sunnyvale Lease was scheduled to expire on April 30, 2007. The Sunnyvale Lease included a renewal option for one additional five-year term. On April 30, 2004, the Company purchased the property including the 105,000 square foot building and canceled the Sunnyvale Lease. In addition, the Company leases approximately 2,000 square feet for research and development in Milford, Connecticut and approximately 3,000 square feet for a sales office in St. Germanin en Laye, France. In connection with the acquisition of Computer Motion, the Company assumed leases for approximately 47,000 square feet in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of March 31, 2004, the Company sublet approximately 90% of its office space in Goleta.

Future minimum lease commitments, net of sublease income of $1.8 million throughout the next 4 years, under the Company's operating lease as of March 31, 2004 are as follows (in thousands):

2004 (remaining 9 months)..... $   2,048
2005..........................     3,067
2006..........................     3,141
2007..........................     1,136
                                ---------
Total......................... $   9,392
                                =========

On April 30, 2004 the Company purchased the land and building for its main office and manufacturing facility in Sunnyvale, California for approximately $19.9 million in cash. The transaction will reduce the Company's future contractual obligation under building lease by approximately $8.4 million, which is included in the above table.

Rent expense was approximately $0.8 million and $0.7 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

CONTINGENCIES

For a description of the Company's legal proceedings please see the Section entitled "Item 1 Legal Proceedings" in Part II. Other Information contained elsewhere in this report.

NOTE 13. SUBSEQUENT EVENT

On April 30, 2004 the Company purchased the land and building for its main office and manufacturing facility in Sunnyvale, California for approximately $19.9 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "Intuitive," the "Company, " "we," "us," and "our" refer to Intuitive Surgical, Inc.

This management's discussion and analysis of financial condition as of March 31, 2004 and results of operations for the three months ended March 31, 2004 and March 31, 2003 should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

Product Sales (in millions)

                                     March 31,  March 31,                %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $    22.5  $    17.3  $     5.2        30%

Product sales increased to $22.5 million for the quarter ended March 31, 2004 from $17.3 million for the quarter ended March 31, 2003. The 30% increase resulted primarily from $4.3 million higher first quarter 2004 instrument and accessory revenue and $0.9 million higher system revenue. Instrument and accessory revenue increased to $7.9 million in the first quarter of 2004 from $3.6 million in the first quarter of 2003, reflecting a larger base of installed da Vinci Surgical Systems and improved system utilization per site. First quarter 2004 instruments and accessories revenue included approximately $0.7 million from the Aesop, Hermes, and Zeus product lines. There was no Aesop, Hermes, or Zeus product revenue in our first quarter 2003 results. Total system revenue increased to $14.6 million for the quarter ended March 31, 2004, compared to $13.7 million for the quarter ended March 31, 2003. The systems revenue increase resulted primarily from the shipment of 11 fourth arm upgrades to the da Vinci Surgical System platform in the first quarter of 2004, compared to one in the first quarter of 2003. First quarter 2004 system revenue also included $0.6 million from the sales of seven Aesop systems. The increases were partially offset by a reduction in systems revenue related to the Company's adoption of EITF 00-21 in July 2003, under which service revenue for the first year is deferred for each da Vinci System sale.

 Service Sales (in millions)

                                     March 31,  March 31,                %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $     4.6  $     1.9  $     2.7       136%

Service sales, comprised of system service, installation and customer training, increased to $4.6 million for the quarter ended March 31, 2004 from $1.9 million for the quarter ended March 31, 2003. The increase resulted primarily from a larger installed base of da Vinci Surgical Systems generating service revenue in 2004. The installed base of da Vinci Surgical Systems generating service revenue increased by 93 systems from the first quarter of 2003 to the first quarter of 2004. The increase of 93 was comprised of 60 systems sold in 2002, which were coming out of the warranty period onto service contracts, and 33 systems sold in the second half of 2003. In accordance with EITF 00-21, which we adopted prospectively during the third quarter of 2003, the first year service revenue has been deferred and will be recognized ratably over the 12-month period following the system sale. In addition, the average service revenue per site increased in 2004 due to higher rates charged for the sites with fourth arm upgrades. Service related to the Aesop and Zeus products contributed $0.1 million of service revenue during the first quarter of 2004. There was no Aesop or Zeus related service revenue included in our first quarter 2003 results.

Product Sales Gross Profit (in millions)

                                     March 31,  March 31,                %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $    13.6  $     9.5  $     4.1        43%
Percentage of product sales........      60.8%     55.1%

Product sales gross profit for the quarter ended March 31, 2004 was $13.6 million, or 60.8% of product sales, compared to $9.5 million, or 55.1% of product sales, for the quarter ended March 31, 2003. Higher first quarter 2004 gross product margin was driven by lower costs to manufacture the da Vinci Surgical System, instruments and accessories. Cost reductions resulted from lower material costs obtained primarily through vendor negotiations and lower labor and overhead resulting from leveraging fixed manufacturing costs across a larger production base.

Service Sales Gross Profit (in millions)

                                     March 31,  March 31,                %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $     2.2  $     0.2  $     2.0       886%
Percentage of service sales........      47.5%     11.4%

Service sales gross profit for the quarter ended March 31, 2004 was $2.2 million, or 47.5% of service sales, compared to $0.2 million, or 11.4% of service sales, for the quarter ended March 31, 2003. The improved first quarter 2004 gross service margin was driven by increased service revenue as described above in combination with increased leverage of the mostly fixed service and training organization expenses across a larger base of installed systems.

 Selling, General and Administrative Expenses (in millions)

                                     March 31,  March 31,                %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $    10.2  $     9.5  $     0.8         8%

 Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses for the quarter ended March 31, 2004 were $10.2 million, up 8% from $9.5 million for the quarter ended March 31, 2003. The year-over-year increase was due in large part to higher employee compensation and travel costs, resulting primarily from additional headcount to support increased sales volume. This increase was offset by lower legal costs, reflecting the elimination of Computer Motion litigation expenses after the acquisition.

We expect selling, general and administrative expenses to increase in the future to support our expanding business.

Research and Development Expenses (in millions)

                                     March 31,  March 31,                %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $     5.3  $     3.4  $     1.9        55%

 Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies. Research and development expenses for the quarter ended March 31, 2004 were $5.3 million, up 55% from $3.4 million for the quarter ended March 31, 2003. The increase was primarily due to additional expenses incurred to support the development and sustaining engineering activities related to the Aesop, Hermes, and Zeus products acquired from Computer Motion. In addition, as of March 31, 2004, in accordance with our restructuring plan, we completely shut down the Goleta site. As a result, in the first quarter of 2004, we recorded $0.7 million of restructuring charges in research and development expenses to reflect the cost to completely shut down the Goleta site. Because Computer Motion was acquired on June 30, 2003, there were no Goleta site-based expenses included in the first quarter 2003 results.

Research and development costs are expensed as incurred. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

 Other Income, Net (in millions)

                                     March 31,  March 31,                %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $     0.6  $     0.8  $    (0.2)      (28)%

Other income decreased to $0.6 million for the quarter ended March 31, 2004 from $0.8 million for the quarter ended March 31, 2003. The decrease in other income, net is primarily due to a decrease in amounts realized on the sale of investment securities in the quarter ended March 31, 2004, which was partially offset by an increase in interest income earned during that period, primarily related to proceeds from our follow-on common stock offering which occurred during the fourth quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed primarily through the sale of our equity securities. Sales of convertible preferred stock have yielded proceeds of approximately $127.3 million and public offerings of our common stock have yielded proceeds of approximately $124.5 million. We have also financed operations through employee stock purchase and option plans as well as equipment financing arrangements. At March 31, 2004 we had total stockholders equity of $284.2 million and outstanding equipment financing debt of $1.4 million. As of March 31, 2004, we had cash, cash equivalents and short-term investments of $115.8 million, compared to $112.9 million at December 31, 2003. Working capital at March 31, 2004 was $124.5 million, compared to $118.3 million at December 31, 2003. The increase in cash and investments and in working capital resulted primarily from $4.1 million of net proceeds realized from stock option exercises and our employee stock purchase plan.

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2004, compared to $5.9 million for the three months ended March 31, 2003. Lower cash used in operating activities was driven by an increase of $3.1 million in first quarter 2004 net income, a decrease of $1.6 million first quarter 2004 working capital consumed, and an increase of $0.3 million first quarter 2004 non-cash expenses. The $0.9 million of cash used in operations during the first quarter of 2004 was primarily the result of working capital consumed of $3.4 million, due in large part to net pay downs of 2003 year end accounts payable and other liabilities, offset by our net income of $0.9 million and non-cash expenses of $1.6 million. Cash used in operating activities during the first quarter of 2003 was comprised primarily of working capital consumed of $5.0 million, due mostly to increased accounts receivable, and our net loss of $2.3 million, offset by non-cash expenses of $1.3 million.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2004, compared to net cash provided by investing activities of $7.8 million for the three months ended March 31, 2003. Net cash used in investing activities during the first quarter of 2004 resulted mainly from the investments in fixed assets of $0.5 million. The cash provided by investing activities during the first quarter of 2003 related primarily to the net conversion of short-term investments into cash to fund operations.

Net cash provided by financing activities was $3.8 million for the three months ended March 31, 2004, compared to $1.0 million for the three months ended March 31, 2003. Cash provided in the quarter ended March 31, 2004 resulted primarily from $4.1 million in net proceeds realized from stock option exercises and our employee stock purchase plan, offset by repayments of long-term debt of $0.3 million. Cash provided in the three months ended March 31, 2003 resulted primarily from $1.4 million in net proceeds realized from stock option exercises and our employee stock purchase plan, offset by repayments of long-term debt $0.4 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations, net of sublease income of $1.8 million throughout the next 4 years, by payment due date:

Payments by Periods (in Millions)
Contractual Obligation	Total	Less than 1 year	1-3 years
Long-term debt	$ 1.4	$ 0.7	$ 0.7
Building lease	9.4	2.1	7.3
Purchase commitments	0.3	0.3	0.0
Total	$ 11.1	$ 3.1	$ 8.0

On April 30, 2004, we purchased the land and building for our main office and manufacturing facility in Sunnyvale, California for approximately $19.9 million in cash. The transaction will reduce our future contractual obligation under building lease by approximately $8.4 million, which is included in the above table.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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
  product quality problems;
  the extent to which our products gain market acceptance;
  third-party payor reimbursement policies;
  the progress of surgical training in the use of our products;
  our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;
  actions relating to regulatory matters;
  our ability to protect our proprietary rights and defend against third party challenges;
  our ability to license additional intellectual property rights; and
  the progress and results of clinical trials.

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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended March 31, 2004 and 2003, approximately 52% and 72%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. During the three-month periods ended March 31, 2004 and 2003, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

Intuitive surgery is a new technology that will compete with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options may take the form of traditional minimally invasive surgery, open surgery, interventional approaches, or pharmacological regimens. Some of these procedures are widely accepted in the medical community and in many cases have a long history of use. Technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

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

Our products incorporate mechanical parts and computer software, either of which can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to such defects. In the past, we have voluntarily recalled certain products as a result of performance problems. We cannot assure you that our products will not experience errors or performance problems in the future. If we experience flaws or performance problems, any of the following could occur:

  delays in product shipments;
  loss of revenue;
  delay in market acceptance;
  diversion of our resources;
  damage to our reputation;
  product recalls;
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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

We are highly dependent on the principal members of our management and scientific staff. Our product development plans depend, in part, on our ability to attract and retain engineers with experience in electronics, mechanics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies, and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

COMPLYING WITH FDA REGULATIONS IS AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND OUR FAILURE TO COMPLY FULLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT SANCTIONS.

Because our products, including the da Vinci Surgical System, are commercially distributed, numerous postmarket regulatory requirements apply, including the following:

  QSR which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
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

We have modified the labeling, advertising and user training for the da Vinci Surgical System to call out specific procedures that we believe are within the scope of our existing 510(k) clearances. We cannot assure you that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since clearance in ways that we believe do not require new 510(k) clearance. We cannot be certain that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes. Computer Motion also modified the hardware and software in its products subsequent to 510(k) clearance without seeking new clearance. We cannot be certain that the FDA would agree with the determinations not to seek new 510(k) clearance for any of these changes. The FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products or Computer Motion's products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.

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

TERMINATION OF RELATIONSHIPS WITH FORMER DISTRIBUTORS OF COMPUTER MOTION COULD RESULT IN LITIGATION.

Our integration strategy related to our acquisition of Computer Motion may involve the termination of Computer Motion's relationships with a number of companies that served as Computer Motion's distributors prior to the acquisition. Several of these former distributors have informed us that they believe that they are entitled to compensation in connection with such termination. We may be unable to resolve these claims without litigation. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such litigation at this time and, therefore, cannot estimate the range of possible loss. If we sue or are sued by any of Computer Motion's former distributors, these proceedings may be expensive to litgate, may be protracted, and Computer Motion's confidential information may be compromised. Whether or not we are successful in these lawsuits, these proceedings could consume substantial amounts of our financial and managerial resources.

IF WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY CONTAINED IN OUR PRODUCTS FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.

Our commercial success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third party challenges. We will incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party's products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

OTHERS MAY ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY DISPUTES AND, IF WE ARE NOT SUCCESSFUL IN DEFENDING OURSELVES, COULD ALSO CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

There may be United States and foreign patents issued to third parties that relate to computer-assisted surgery, remote surgery, and minimally invasive surgery. Some of these patents may be broad enough to cover one or more aspects of our present technology, and may cover aspects of our future technology. We do not know whether any of these patents, if challenged, would be held valid, enforceable and infringed. From time to time, we receive, and likely will continue to receive, letters from third parties inviting us to license their patents. We may be sued by, or become involved in an administrative proceeding with, one or more of these third parties. We cannot be certain that a court or administrative body would agree with any arguments or defenses we have concerning invalidity, unenforceability or noninfringement of any third-party patent. In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering surgical products that are similar or identical to ours. We cannot be certain that any patents issuing from applications filed by a third party will not cover our products or will not have priority over our patent applications.

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

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 24% of our sales for the three months ended March 31, 2004 and 18% for the three months ended March 31, 2003.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable- rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average time to maturity of all of our investments as of March 31, 2004 was approximately 1.16 years. At March 31, 2004 and December 31, 2003, approximately 49% and 37%, respectively, of our investment portfolio was composed of investments with original maturities of one year or less.

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

For the three months ended March 31, 2004 and 2003, sales denominated in foreign currencies were 12% and 9%, respectively, of total sales. We did not enter into forward foreign exchange contracts during the three months ended March 31, 2004 and 2003.

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

During the three months ended March 31, 2004 and 2003, we did not designate and qualify any forward contracts as part of a hedging relationship. Accordingly, changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, are recognized currently in earnings. All derivative instruments are recorded as either current assets or accrued liabilities in the balance sheet at fair value.

We do not use derivative financial instruments for speculative trading purposes, nor do we hold or issue leveraged derivative financial instruments. We have not entered into any forward contracts since July 2002, and as of March 31, 2004 and December 31, 2003, we had no outstanding derivative instruments.

Foreign currency fluctuations resulted in $98,000 of foreign exchange loss for the three months ended March 31, 2004 and $26,000 of foreign exchange gain for the three months ended March 31, 2003.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2004, a former customer of Computer Motion filed a lawsuit against our company. We received the complaint on April 23, 2004. The customer alleges that it relied to its detriment on representations made by Computer Motion in connection with Computer Motion's sale of products to the customer, which representations the customer believes were not fulfilled. The customer is seeking damages. We believe the allegation is baseless and will vigorously defend this suit.

In November 2003, an Israeli company, filed suit against our company and Computer Motion in Israel alleging breach distribution contract and seeking damages. We received the complaint on April 27, 2004. Following the acquisition of Computer Motion, we withdrew Computer Motion's distributorship offer to this Israeli company. We believe the allegation is baseless and will vigorously defend the suit.

In October 2003, a former Italian distributor for Computer Motion, filed suit against our company and Computer Motion seeking damages. The distributor alleges that we breached the distribution agreement the distributor had with Computer Motion when, following our acquisition of Computer Motion, we withdrew, from coverage under the distribution agreement, two of the products covered by the agreement. We believe that under the terms of agreement, we are entitled to withdraw the products from coverage with proper notice. We believe we have provided proper notice to the distributor. We also believe that the distributor improperly and in violation of the agreement filed the suit in Rome instead of in California as specifically provided for by the agreement. In November 2003, we filed a counter suit against the distributor in California for breach of contract, seeking unspecified damages and injunction against the distributor's action in Rome. In March 2004, we obtained default entry against the distributor in the California action. We are defending the action in Rome on both jurisdictional grounds and on the merits. The decision of the Rome court is currently being awaited.

In September 2002, we discovered that one of our employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of our management. This matter was investigated by law enforcement authorities and our advisors. We have since terminated this employee's employment and have taken actions intended to ensure that no similar incidents can occur in the future, including implementing additional controls relating to our cash disbursement process. In addition, we are seeking to recover our loss. We have filed a claim with our insurance carrier, from which we received proceeds of $500,000, and filed suit against the sellers of the administrative supplies in December 2002. Our complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organization, or RICO, Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the unauthorized purchase of office supplies and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. Our suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In November 2003, we filed a Second Amended Complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5, as well as adding causes of action for rescission, conversion, intentional interference with contract, negligent interference with contract, negligence, and money had and received. The amended complaint reiterates our claim to recover actual and treble damages, costs and attorney fees. Defendants have answered. Substantial discovery has been completed. Trial is set for July 21, 2004.

The foregoing proceedings could be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, these proceedings could consume substantial amounts of its financial and managerial resources. At any time, the other parties may file additional claims against us, or we may file claims against them, which could increase the risk, expense and duration of the litigations.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

__________

 (b) Reports on Form 8-K.

On January 16, 2004, we filed a current report on Form 8-K announcing the settlement of pending litigation.

On February 12, 2004, we furnished a current report on Form 8-K announcing our fourth quarter and year ended December 31, 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: May 7, 2004

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002