Form 10-Q
period 2004-06-30
INTUITIVE SURGICAL INC
filed 2004-08-06
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      The Registrant had 33,662,797 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2004.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                              June 30,    December 31,
                                                               2004          2003
                                                           ------------  ------------
                                                                         (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents.............................. $      8,230  $     11,335
  Short-term investments.................................       98,184       101,614
  Accounts receivables, net..............................       24,705        26,820
  Inventory..............................................        7,162         8,788
  Prepaids and other current assets......................        3,462         3,203
  Restricted cash equivalents............................          204           188
                                                           ------------  ------------
          Total current assets...........................      141,947       151,948
Property and equipment, net..............................       29,012        10,288
Restricted cash equivalents..............................          319           642
Intangible assets, net...................................        7,155         8,089
Goodwill.................................................      143,332       143,106
Other assets.............................................          695           921
                                                           ------------  ------------
          Total assets...................................      322,460       314,994
                                                           ============  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $      4,311  $      5,894
  Accrued compensation and employee benefits.............        5,186         5,267
  Restructuring accrual..................................          902           971
  Other accrued liabilities..............................        7,392         9,134
  Deferred revenue.......................................       13,385        11,345
  Current portion of notes payable.......................          904         1,030
                                                           ------------  ------------
          Total current liabilities......................       32,080        33,641
Long-term notes payable..................................          230           695
Deferred revenue.........................................        1,166         1,148
Other accrued liabilities................................           57           553
                                                           ------------  ------------
          Total non-current liabilities..................        1,453         2,396
Commitments and contingencies (Note 11)..................           --            --
Stockholders' equity:
  Preferred stock, 2,500,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of June 30, 2004  and
     and December 31, 2003, respectively.................           --            --
  Common stock, 100,000,000 shares authorized, $0.001
     par value, 33,644,149 and 33,051,631 shares
     issued and outstanding as of June 30, 2004
     and December 31, 2003, respectively.................           34            33
  Additional paid-in capital.............................      421,911       416,559
  Deferred compensation..................................           --           (99)
  Accumulated deficit....................................     (132,731)     (138,414)
  Accumulated other comprehensive income (loss)..........         (287)          878
                                                           ------------  ------------
          Total stockholders' equity.....................      288,927       278,957
                                                           ------------  ------------
          Total liabilities and stockholders' equity..... $    322,460  $    314,994
                                                           ============  ============

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                               ----------------------  ----------------------
                                                  2004        2003        2004        2003
                                               ---------- -----------  ---------- -----------
Sales:
  Products................................... $   25,850  $   19,151  $   48,321  $   36,443
  Services...................................      5,207       2,302       9,795       4,245
                                               ----------  ----------  ----------  ----------
Total sales..................................     31,057      21,453      58,116      40,688
Cost of sales:
  Products...................................      9,260       6,906      18,073      14,678
  Services...................................      2,169       1,859       4,579       3,581
                                               ----------  ----------  ----------  ----------
Total cost of sales..........................     11,429       8,765      22,652      18,259
                                               ----------  ----------  ----------  ----------
    Gross profit.............................     19,628      12,688      35,464      22,429
                                               ----------  ----------  ----------  ----------
Operating costs and expenses:
  Selling, general, and administrative.......     11,535       8,531      21,778      17,984
  Research and development...................      3,626       3,627       8,936       7,050
                                               ----------  ----------  ----------  ----------
    Total operating costs and
     expenses................................     15,161      12,158      30,714      25,034
                                               ----------  ----------  ----------  ----------
Income (loss) from operations................      4,467         530       4,750      (2,605)
Other income, net ...........................        626         347       1,232       1,189
                                               ----------  ----------  ----------  ----------
Income (loss) before taxes...................      5,093         877       5,982      (1,416)

Income tax expense...........................        263          --         299          --
                                               ----------  ----------  ----------  ----------
Net income (loss)............................ $    4,830  $      877  $    5,683  $   (1,416)
                                               ==========  ==========  ==========  ==========
Net income (loss) per share:
  Basic...................................... $     0.14  $     0.05  $     0.17  $    (0.08)
                                               ==========  ==========  ==========  ==========
  Diluted ................................... $     0.14  $     0.05  $     0.17  $    (0.08)
                                               ==========  ==========  ==========  ==========
Shares used in computing net income
 (loss) per share:
  Basic......................................     33,559      18,580      33,421      18,506
                                               ==========  ==========  ==========  ==========
  Diluted....................................     34,210      18,973      34,170      18,506
                                               ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                            For the Six Months
                                                               Ended June 30,
                                                         ------------------------
                                                            2004         2003
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net income (loss)...................................... $     5,683  $    (1,416)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation.........................................       2,606        1,777
  Provision for doubtful accounts......................        (320)         613
  (Gain) loss on disposition of property and equipment.          (3)           5
  Amortization of deferred compensation and stock
   compensation........................................          99          296
  Amortization of intangible assets....................         934          495
Changes in operating assets and liabilities:
  Accounts receivable..................................       2,434       (1,106)
  Prepaids and other current assets....................        (591)         623
  Inventory............................................       1,626         (191)
  Other assets.........................................         226         (827)
  Accounts payable.....................................      (1,584)        (733)
  Accrued compensation and employee benefits...........        (108)      (1,256)
  Restructuring accrual................................        (215)          --
  Other accrued liabilities............................      (1,894)      (2,239)
  Deferred revenue.....................................       2,058          944
                                                         -----------  -----------
Net cash provided by (used in) operating activities....      10,951       (3,015)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................     (21,409)      (1,030)
Disposition of property and equipment..................          26            1
Acquisition of business, net of cash acquired..........          --       (4,088)
Release of restricted cash equivalents.................         307           70
Purchase of short-term investments.....................     (41,782)      (7,834)
Proceeds from sales of short-term investments..........      37,212        7,844
Proceeds from maturities of short-term investments.....       6,892        5,097
                                                         -----------  -----------
Net cash (used in) provided by investing activities....     (18,754)          60
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       5,353        1,629
Repurchase of common stock.............................          --           (6)
Repayment of notes payable.............................        (591)        (870)
                                                         -----------  -----------
Net cash provided by financing activities..............       4,762          753
                                                         -----------  -----------
Foreign currency translation adjustments...............         (64)        (155)
                                                         -----------  -----------
Net decrease in cash and cash equivalents..............      (3,105)      (2,357)
Cash and cash equivalents, beginning of period.........      11,335        8,052
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $     8,230  $     5,695
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical, " "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2003 were derived from the audited financial statements included in Intuitive Surgical, Inc.'s Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2003. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Annual Report. The results for the interim period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004 or future operating periods. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

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

In certain cases, revenue from direct system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective July 1, 2003, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service, installation, and training. Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, the Company recognizes revenue for system sales when delivery and acceptance occurs, for installation and training when the services are rendered, and for service ratably over the service period, which is generally one year.

The Company's distributors do not have price protection or return rights.

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

The Company's da Vinci Surgical System, Hermes Control Center and AESOP Endoscope Positioner contain a software component. The Company believes that this software element is an incidental part of each system. The software element within the Company's products is not sold or marketed separately to customers, and the software does not operate independently of each system. Furthermore, the software development effort does not represent a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to each system as a whole and the software revenue guidance provided in Statement of Position ("SOP") 97-2, "Software Revenue Recognition," is not applicable to the Company's revenues.

Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for stock option grants issued with an exercise price equal to the market value of the underlying stock on the date granted. The Company has recorded stock-based compensation, primarily related to deferred compensation arising from the Company's initial public offering in 2000 and its acquisition of Computer Motion in June 2003. As required under Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has provided the following pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards as if the fair value-based method defined in SFAS 123, "Accounting for Stock-Based Compensation," had been applied (amounts in thousands, except per share amounts):

                                                     Three Months Ended  Six Months Ended
                                                          June 30,            June 30,
                                                     ------------------  -------------------
                                                       2004      2003      2004       2003
                                                     --------  --------  ---------  --------
Net income (loss), as reported..................... $  4,830  $    877  $   5,683  $ (1,416)
Add:  Total stock-based employee
  compensation expense included in reported
  net income (loss), net of $0 related tax effect..       84       141         99       296
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of $0 related tax effect.........   (2,657)   (1,958)    (5,117)   (3,984)
                                                     --------  --------  ---------  --------
Pro forma net income (loss)........................ $  2,257  $   (940) $     665  $ (5,104)
                                                     ========  ========  =========  ========

Net income (loss) per share:
  Basic - as reported.............................. $   0.14  $   0.05  $    0.17  $  (0.08)
  Basic - pro forma................................ $   0.07  $  (0.05) $    0.02  $  (0.28)

  Diluted - as reported............................ $   0.14  $   0.05  $    0.17  $  (0.08)
  Diluted - pro forma.............................. $   0.07  $  (0.05) $    0.02  $  (0.28)

The fair value for each stock option award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                     -------------------   ------------------
                                        2004      2003        2004      2003
                                     --------  ---------   --------  --------
Stock Option Plans:
   Average risk free interest rate.     3.36%     2.48%     3.03%    2.50%
   Average expected life (years)...      4.0        4.0        4.0       4.0
   Volatility......................       68%       80%       70%      80%

Stock Purchase Plan:
   Average risk free interest rate.     1.30%     1.46%     1.30%    1.61%
   Average expected life (years)...      1.1        0.5        1.2       0.5
   Volatility......................       62%       48%       62%      48%

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

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 revises and rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flow.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments that subject the Company to potential risk consist of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the three months and six months ended June 30, 2004 and 2003, no customer accounted for more than 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses.

The Company's da Vinci Surgical System, Hermes Control Center, AESOP Endoscope Positioner and related instruments and accessories accounted for all of the Company's product sales for the three months and six months ended June 30, 2004 and 2003. Purchases of key parts and components used to manufacture the Company's products are from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment, the development and marketing of products designed for use in surgery. The distribution of sales by geographic location is as follows (in thousands):

                                   Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                               --------------------- ---------------------
                                   2004       2003       2004       2003
                                ---------  ---------  ---------  ---------
Domestic...................... $  24,674  $  14,948  $  45,180  $  30,797
International.................     6,383      6,505     12,936      9,891
                                ---------  ---------  ---------  ---------
Total sales................... $  31,057  $  21,453  $  58,116  $  40,688
                                =========  =========  =========  =========

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at June 30, 2004 and December 31, 2003. Approximately $4.3 million and $4.8 million of money market instruments were included in cash and cash equivalents at June 30, 2004 and December 31, 2003, respectively.

NOTE 4. SHORT-TERM INVESTMENTS

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

The following table presents the fair value of available-for-sale securities included in short-term investments as of the respective dates (in thousands):

                            June 30, 2004   December 31, 2004
                           ---------------  -----------------
U.S. corporate debt...... $        49,829  $          44,904
U.S. government debt.....          27,305             28,210
Municipal debt...........          13,700             11,950
Commercial paper.........           7,350             16,550
                           ---------------  -----------------
Total.................... $        98,184  $         101,614
                           ===============  =================

NOTE 5. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is computed using standard costs, which approximates actual cost on a first-in, first-out basis. Inventory consists of the following (in thousands):

                                  June 30,    December 31,
                                   2004          2003
                               ------------  ------------
Raw materials................ $      2,018  $      1,247
Work-in-process..............        1,849         1,797
Finished goods...............        3,295         5,744
                               ------------  ------------
Total........................ $      7,162  $      8,788
                               ============  ============

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives can no longer be amortized; rather, they will be tested for impairment at least once each fiscal year (more frequently if certain indicators are present), which the Company will do in the fourth quarter. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made. Of the total purchase price related to the acquisition of Computer Motion, $143.3 million was allocated to goodwill and $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million

Other purchased intangible assets represent patents, which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six or seven years.

Net intangible assets is comprised of the following (in thousands):

                                                  June 30, 2004
                                    -----------------------------------------------
                                                 Accumulated
                                      Gross     Amortization  Impairment     Net
                                    ---------   ------------  ----------  ---------
Developed technology.............  $   3,500   $        250  $    3,250  $      --
Core technology..................      3,300            471          --      2,829
Customer relationships...........      1,300            367          --        933
Patents..........................      7,310          4,064          --      3,246
Other intangible assets..........        500             62         291        147
                                    ---------   ------------  ----------  ---------
Total intangible assets, net.....  $  15,910   $      5,214  $    3,541  $   7,155
                                    =========   ============  ==========  =========

                                                  December 31, 2003
                                    -----------------------------------------------
                                                 Accumulated
                                      Gross     Amortization  Impairment     Net
                                    ---------   ------------  ----------  ---------
Developed technology.............  $   3,500   $        250  $    3,250  $      --
Core technology..................      3,300            236          --      3,064
Customer relationships...........      1,300            233          --      1,067
Patents..........................      7,310          3,511          --      3,799
Other intangible assets..........        500             50         291        159
                                    ---------   ------------  ----------  ---------
Total intangible assets, net.....  $  15,910   $      4,280  $    3,541  $   8,089
                                    =========   ============  ==========  =========

Amortization expense related to intangible assets was $0.5 million and $0.2 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense related to intangible assets was $0.9 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively.

Estimated future amortization expense related to intangible assets at June 30, 2004 is as follows (in thousands):

        Fiscal Year
----------------------------
2004 (remaining 6 months)...  $      934
2005........................       1,868
2006........................       1,275
2007........................       1,077
2008........................         811
Thereafter..................       1,190
                                ---------
Total.......................  $    7,155
                                =========

Impairment of Goodwill

The Company has elected to perform an annual analysis of goodwill during the fourth quarter of each year. Based on our 2003 impairment analysis, no impairments were identified, and no indicators of impairment were identified during the six months ended June 30, 2004.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows, the estimated useful or contractual life of the asset and the contract or product supporting the asset. No impairment losses were incurred during the six months ended June 30, 2004 and 2003.

NOTE 7. PRODUCT WARRANTY PROVISIONS

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

The following table reconciles the changes to the product warranty liability for the period indicated (in thousands):

                                      Balance at             Warranty Accrued/   Balance at
                                      Beginning   Warranty       Change in        End of
                                      of Period     Usage         Estimate        Period
                                     -----------  ---------  ------------------  ---------
Six months ended June 30, 2004....  $       702  $    (678) $              128  $     152

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company's products. The term of these agreements vary, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indemnification clauses and no liabilities have been recorded for this obligation on its balance sheets as of June 30, 2004 or December 31, 2003.

NOTE 8. RESTRUCTURING CHARGES

In connection with the acquisition of Computer Motion in June 2003, the Company recorded an accrual for acquisition integration liabilities, which includes the incremental costs to exit and consolidate activities at Computer Motion locations, termination of certain Computer Motion employees, and for other costs to integrate operating locations and other activities of Computer Motion. The accrual was recorded using the guidance provided by EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. During 2003, the Company recorded a $3.4 million accrual in accordance with EITF 95-3. The accrual was comprised of $2.6 million for employee severance costs and $0.8 million for estimated losses to be incurred to sublet vacated facilities. During the six months ended June 30, 2004, the Company increased the accrual for the estimated losses to be incurred to sublet vacated facilities by $0.2 million due to the change in estimates on assumptions used to calculate the losses on subleasing the vacated facilities.

During the three months ended December 31, 2003, based on the Company's cost structure and future development plans, the Company planned to completely shut down the Goleta research and development facility. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded restructuring charges of $0.2 million, which is related to the costs of one-time employee terminations. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. As employees are generally required to render service beyond the minimum retention period or 60 days, the severance payments are recognized ratably over the service periods. During the six months ended June 30, 2004, the Company completed the shutdown of the Goleta research and development facilities and accrued $0.2 million of employee severance costs and $0.5 million of lease commitment costs to exit the leased facility. The charges incurred in the six months ended June 30,2004 were recorded in research and development expenses on the income statement. The Company expects to fully utilize the accrual by the third quarter of 2007, when existing lease commitments expire.

The following table summarizes the restructuring activitiy for the six months ended June 30, 2004 (in thousands):

                                                    EITF No. 95-3          SFAS No. 146
                                             ----------------------  ---------------------
                                              Employee     Lease     Employee     Lease
                                             Severance   Commitments Severance  Commitments Total
                                             ----------  ----------  ---------  ---------  --------
Cost accrued............................... $    2,628  $      816  $     186  $      --  $  3,630
Cash payments, net of subleasing proceeds..     (2,310)       (303)        --         --    (2,613)
Currency impact............................        (23)        (23)        --         --       (46)
                                             ----------  ----------  ---------  ---------  --------
Balance at December 31, 2003...............        295         490        186         --       971
Cost accrued...............................         --         233        224        525       982
Cash payments, net of subleasing proceeds..       (281)       (221)      (410)      (145)   (1,057)
Currency impact............................         --           6                               6
                                             ----------  ----------  ---------  ---------  --------
Balance at June 30, 2004................... $       14  $      508  $      --  $     380  $    902
                                             ==========  ==========  =========  =========  ========

NOTE 9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which primarily consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying condensed consolidated balance sheets. The components of comprehensive income (loss) consist of the following (in thousands):

                                          Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                        --------------------  --------------------
                                           2004       2003       2004       2003
                                        ---------  ---------  ---------  ---------
Net income (loss)..................... $   4,830  $     877  $   5,683  $  (1,416)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.......................       (27)       (64)       (57)      (155)
  Change in unrealized gain (loss)
    on available-for-sale securities..    (1,351)       (15)    (1,107)      (456)
                                        ---------  ---------  ---------  ---------
Comprehensive income (loss)........... $   3,452  $     798  $   4,519  $  (2,027)
                                        =========  =========  =========  =========

The components of accumulated other comprehensive income were as follows (in thousands):

                                               June 30,   December 31,
                                                2004         2003
                                            ------------  -----------
Accumulated net unrealized gain (loss) on
  available-for-sales securities.......... $       (168) $       940
Foreign currency translation
  adjustments.............................         (119)         (62)

Total accumulated other comprehensive       ------------  -----------
  income (loss)........................... $       (287) $       878
                                            ============  ===========

NOTE 10. NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except per share data). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options and warrants outstanding during the period, if any, using the treasury method.

                                            Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                         -----------------------  -------------------------
                                            2004         2003        2004         2003
                                         -----------  ----------  -----------  ------------
Numerator used for basic and
  diluted net income (loss) per
  common share......................... $     4,830  $      877  $     5,683  $     (1,416)
                                         ===========  ==========  ===========  ============
Denominator used for basic and
  diluted net income (loss) per common
  share:
  Weighted-average shares
    outstanding........................      33,559      18,585       33,421        18,512
  Less weighted-average
    shares subject to
    repurchase.........................          --          (5)          --            (6)
                                         -----------  ----------  -----------  ------------
  Weighted-average shares used in
    computing basic net income (loss)
    per common share...................      33,559      18,580       33,421        18,506
                                         ===========  ==========  ===========  ============

  Add common stock equivalents.........         651         393          749            --
  Weighted-average shares used
    in computing diluted net income
    (loss) per common share............      34,210      18,973       34,170        18,506
                                         ===========  ==========  ===========  ============

Net income (loss) per common share:
  Basic................................ $      0.14  $     0.05  $      0.17  $      (0.08)
                                         ===========  ==========  ===========  ============
  Diluted.............................. $      0.14  $     0.05  $      0.17  $      (0.08)
                                         ===========  ==========  ===========  ============

Potential weighted average common shares excluded from the computation of diluted net income per share as their effect would be antidilutive were 2,143,000 shares and 3,521,000, shares, respectively, for the three months ended June 30, 2004 and June 30, 2003, and 1,868,000 shares for the six months ended June 30, 2004. The exercise price of these options exceeded the average market price during the three-month and six-month periods mentioned above. These shares could, however, potentially dilute basic income per share in the future. For the six months ended June 30, 2003, the Company did not include options outstanding to purchase 3,216,000 shares of common stock in the diluted net loss per share since their effect was antidilutive due to the reported loss.

NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company entered into a lease arrangement of office and manufacturing space in Sunnyvale, California effective January 2002 (the "Sunnyvale Lease"). Under the Sunnyvale Lease, the Company was required to lease additional space in the same building starting in January 2004. The Sunnyvale Lease was scheduled to expire on April 30, 2007. On April 30, 2004, the Company purchased the property for approximately $20.0 million and canceled the Sunnyvale Lease. In addition, the Company leases an office space for research and development in Milford, Connecticut and a sales office space in St. Germain en Laye, France. In connection with the acquisition of Computer Motion, the Company assumed leases in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of June 30, 2004, the Company sublet approximately 90% of its office space in Goleta.

Future minimum lease commitments, net of sublease income of $1.6 million throughout the next 4 years, under the Company's operating leases as of June 30, 2004 are as follows (in thousands):

2004 (remaining 6 months)..... $     174
2005..........................       306
2006..........................       297
2007..........................       160
                                ---------
Total......................... $     937
                                =========

Rent expense was approximately $0.1 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively. Rent expense was approximately $0.9 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively.

CONTINGENCIES

For a description of the Company's legal proceedings, please see the Section entitled "Item 1. Legal Proceedings" in Part II. Other Information" contained in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "Intuitive," the "Company, " "we," "us," and "our" refer to Intuitive Surgical, Inc.

This management's discussion and analysis of financial condition as of June 30, 2004 and results of operations for the three months and six months ended June 30, 2004 and June 30, 2003 should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Intuitive Surgical®, da Vinci®, InSite®, EndoWrist®, Zeus®, Hermes®, and Aesop® are registered trademarks of Intuitive Surgical, Inc.

OVERVIEW

We design, manufacture and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery-the third generation. The da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary "wristed" instruments. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System is sold for use in multiple surgical specialties, principally urology, cardiac and general surgery.

RESULTS OF OPERATIONS

Product Sales (dollars in millions)

                                     June 30,   June 30,                 %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $    25.9  $    19.2  $     6.7        35%
Six months ended................... $    48.3  $    36.4  $    11.9        33%

Product sales increased to $25.9 million for the three months ended June 30, 2004 from $19.2 million for the three months ended June 30, 2003. This 35% increase in product sales resulted primarily from higher da Vinci Surgical System unit sales, higher fourth arm unit sales, and higher recurring instrument and accessory revenue.

Total second quarter 2004 system revenue was $18.1 million compared to $15.0 million during the second quarter of 2003. We shipped 19 da Vinci Surgical Systems during the quarter: 13 in North America, 2 in Europe, and 4 in the rest of the world. The 19 total units shipped represented a 5 unit increase compared to 14 units shipped during the second quarter of 2003. As of June 30, 2004 we have shipped a total of 243 da Vinci Surgical Systems: 171 in North America, 51 in Europe, and 21 in the rest of the world. We shipped 15 da Vinci Surgical System fourth arms during the second quarter of 2004, up from 9 during the second quarter of 2003. We shipped 2 Aesop systems during the second quarter of 2004, compared to none during the second quarter of 2003.

During the first quarter of 2004, we transitioned from the use of a distributor to a direct sales organization in Japan. As part of this transition, we bought back 5 da Vinci Surgical Systems that were being used for demonstration and training purposes in Japan. During the second quarter of 2004, we refurbished and sold 3 of these systems, at a discount from our normal prices, to other distributors located outside the United States. These systems are included in the 19 da Vinci system sales we recorded in the second quarter of 2004. We have retained the other 2 systems for internal use.

Second quarter 2004 instrument and accessory revenue increased to $7.8 million from $4.1 million for the second quarter of 2003, reflecting a growing number of surgical procedures performed by our customers. This growth was driven by a larger base of installed da Vinci Surgical Systems and improved system utilization per site.

Product sales increased to $48.3 million for the six months ended June 30, 2004 from $36.4 million for the six months ended June 30, 2003. This 33% increase in product sales resulted primarily from higher recurring instrument and accessory revenue, higher da Vinci Surgical System unit sales, and higher fourth arm unit sales.

Total first half of 2004 system revenue was $32.6 million compared to $28.7 million during the first half of 2003. We shipped 33 da Vinci Surgical Systems during the first six months of 2004, compared to 28 units shipped during the first six months of 2003. We shipped 9 Aesop systems during the first half of 2004, compared to none during the first half of 2003.

Instrument and accessory revenue for the six months ended June 30, 2004 increased to $15.7 millon from $7.8 million for the six months ended June 30, 2003, reflecting a growing number of surgical procedures preformed by our customers. This growth was driven by a larger base of installed da Vinci Surgical Systems and improved system utilization per site.

 Service Sales (dollars in millions)

                                     June 30,   June 30,                 %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $     5.2  $     2.3  $     2.9       126%
Six months ended................... $     9.8  $     4.2  $     5.6       133%

Service sales, comprised of system service, installation and customer training, increased to $5.2 million for the three months ended June 30, 2004 from $2.3 million for the three months ended June 30, 2003. The increase was primarily due to a larger base of da Vinci Surgical Systems generating service revenue. The base of systems generating service revenue grew to 210 entering the second quarter of 2004 compared to 102 entering the second quarter 2003. The increase of 108 was comprised of 61 systems sold between the second quarter of 2002 and the first quarter of 2003 coming out of the warranty period onto service contracts and 47 systems sold between the third quarter of 2003 and the first quarter of 2004, with first year service deferred according to EITF 00-21, adopted prospectively effective July 1, 2003. In addition, the average service revenue per active system under a service contract increased in 2004 due to higher rates charges for fourth arm systems.

Service sales increased to $9.8 million for the first half of 2004 from $4.2 million for the first half of 2003. The increase was primarily due to a larger base of da Vinci Surgical Systems generating service revenue.

Product Sales Gross Profit (dollars in millions)

                                     June 30,   June 30,                 %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $    16.6  $    12.2  $     4.4        35%
Percentage of product sales........      64.2%     63.9%

Six months ended................... $    30.2  $    21.8  $     8.4        39%
Percentage of product sales........      62.6%     59.7%

Product sales gross profit for the three months ended June 30, 2004 was $16.6 million, or 64.2% of product sales, compared to $12.2 million, or 63.9% of product sales for the three months ended June 30, 2003. Our increased second quarter 2004 gross profit percentage was driven by several factors. As described earlier, we sold 3 refurbished da Vinci systems that we repurchased last quarter from our former Japanese distributor. Although these systems were sold at a discount, they also had a lower cost basis. Without these sales, second quarter 2004 product gross profit would have been about 0.8 percentage points lower. These factors offset the negative gross product margin impact resulting from the deferral of first year service beginning prospectively on July 1, 2003 in accordance with EITF 00-21. Under previous accounting treatment, the second quarter 2004 gross margin would have been 0.9 percentage points higher.

Product sales gross profit for the six months ended June 30, 2004 was $30.2 million, or 62.6% of product sales, compared to $21.8 million, or 59.7% of product sales for the six months ended June 30, 2003. The increase was driven by the sale of the 3 refurbished Japanese distribution units, lower product material costs, improved product reliability, continued leverage of our manufacturing organization across a larger production base, and lower overhead costs derived from our building purchase, partially offset by the negative margin impact of EITF 00-21 implementation.

Service Sales Gross Profit (dollars in millions)

                                     June 30,   June 30,                 %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $     3.0  $     0.4  $     2.6       650%
Percentage of service sales........      58.3%     19.2%

Six months ended................... $     5.2  $     0.7  $     4.5       643%
Percentage of product sales........      53.3%     15.6%

Service sales gross profit for the three months ended June 30, 2004 was $3.0 million, or 58.3% of service sales, compared to $0.4 million, or 19.2% of service sales for the three months ended June 30, 2003. Service sales gross profit for the six months ended June 30, 2004 was $5.2 million, or 53.3% of service sales, compared to $0.7 million, or 15.6% of sales, for the six months ended June 30, 2003. Higher 2004 gross service margin was driven by increased service revenue as described above in combination with increased leverage of the mostly fixed service and training organization expenses across a larger base of installed systems.

 Selling, General and Administrative Expenses (dollars in millions)

                                     June 30,   June 30,                 %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $    11.5  $     8.5  $     3.0        35%
Six months ended................... $    21.8  $    18.0  $     3.8        21%

 Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses for the three months ended June 30, 2004 were $11.5 million, up 35% from $8.5 million for the three months ended June 30, 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 were $21.8 million, up 21% from $18.0 million for the six months ended June 30, 2003. The year over year increases were primarily due to higher incentive compensation and other variable costs associated with achieving higher revenues, incremental patent costs associated with maintaining the Computer Motion patent portfolio, and additional accounting personnel, consulting, and auditing resources added to support the Sarbanes Oxley Act of 2002 compliance. However, we experienced favorability in our bad debt expense for the three and six months ended June 30, 2004, primarily due to an improved accounts receivable aging based on increased collection efforts.

We expect selling, general and administrative expenses to increase in the future to support our expanding business.

Research and Development Expenses (dollars in millions)

                                     June 30,   June 30,                 %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $     3.6  $     3.6  $      --        -- %
Six months ended................... $     8.9  $     7.1  $     1.8        25%

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies. Research and development expenses for the three months ended June 30, 2004 were $3.6 million, equal to the three months ended June 30, 2003. Research and development expenses for the six months ended June 30, 2004 were $8.9 million, up 25% compared to $7.1 million for the six months ended June 30, 2003. The increase during the first half of 2004 was primarily due to expenses incurred in the first quarter of 2004, related to the former Computer Motion Goleta, California site. During the first quarter of 2004, the Goleta site incurred $1.0 million of general operating expenses, comprised of salaries, materials, depreciation, and other expenses. In addition, in accordance with our restructuring plan, we completely shut down the Goleta site on March 31, 2004 and terminated all remaining Goleta-based employees, resulting in a $0.8 million restructuring expense recorded in the first quarter of 2004. As a result, the $1.0 million of operating expenses and $0.8 million of restructuring costs will not recur going forward. Since Computer Motion was acquired on June 30, 2003, there were no Goleta site-based expenses included in the second quarter of 2003 results. After having closed the former Computer Motion Goleta site at the end of the first quarter of this year, our second quarter of 2004 research and development expenses returned to a level consistent with the second quarter of 2003, the last quarter prior to our acquisition of Computer Motion.

Research and development costs are expensed as incurred. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will increase in the future.

 Other Income, Net, and Income Tax Expense (dollars in millions)

                                     June 30,   June 30,                 %
                                       2004       2003      Change    Change
                                     ---------  ---------  --------- ---------
Three months ended................. $     0.9  $     0.3  $     0.6       200%
Six months ended................... $     1.5  $     1.2  $     0.3        25%

Other income, comprised mostly of interest income, increased to $0.6 million for the three months ended June 30, 2004 from $0.3 million for the three months ended June 30, 2003. The increase resulted primarily from higher interest income earned on a larger cash balance position during the second quarter of 2004 resulting from the proceeds of the fourth quarter of 2003 public offering of our common stock.

Other income for the six months ended June 30, 2004 was $1.2 million, equivalent to the total for the six months ended June 30, 2003. First quarter 2003 other income included $0.5 million of gains realized on sales of securities. Excluding these first quarter 2003 capital gains, the first half of 2004 increase resulted primarily from higher interest income earned on a larger cash balance position during the period resulting from the proceeds of the fourth quarter of 2003 public offering of our common stock.

Income tax expense represents estimated income tax based on our profitability for the three and six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed primarily through the sale of our equity securities. Sales of convertible preferred stock have yielded proceeds of approximately $127.3 million and public offerings of our common stock have yielded proceeds of approximately $124.5 million. We have also financed operations through employee stock purchase and option plans as well as equipment financing arrangements. At June 30, 2004 we had total stockholders equity of $288.9 million and outstanding equipment financing debt of $1.1 million. As of June 30, 2004, we had cash, cash equivalents and short-term investments of $106.4 million, compared to $112.9 million at December 31, 2003. Working capital as of June 30, 2004 was $109.9 million, compared to $118.3 million as of December 31, 2003. The decrease in cash, cash equivalents and short-term investments and in working capital resulted primarily from the purchase of our Sunnyvale, California facility during the second quarter of 2004 for approximately $20.0 million in cash and the purchase of other property and equipment for approximately $1.4 million in cash, partially offset by our 2004 year-to-date net income of $5.7 million, non-cash operating expenses of $3.3 million, and net proceeds of $5.4 million realized from stock option exercises and our employee stock purchase plan.

Net cash provided by operating activities was $11.0 million for the six months ended June 30, 2004, compared to $3.0 million of cash used in operating activities for the six months ended June 30, 2003. The $11.0 million of cash provided by operations during the first half of 2004 resulted from net income of $5.7 million, non-cash expenses of $3.3 million and net working capital generated of $2.0 million. The $3.0 million of cash used in operating activities during the first half of 2003 was comprised primarily of working capital consumed of $4.8 million and our net loss of $1.4 million, partially offset by non-cash expenses of $3.2 million.

Net cash used in investing activities was $18.8 million for the six months ended June 30, 2004, compared to net cash provided by investing activities of $0.1 million for the six months ended June 30, 2003. Net cash used in investing activities during the first half of 2004 resulted mainly from investments in fixed assets of $21.4 million, comprised mostly of our purchase of our Sunnyvale, California facility ($20.0 million) during the second quarter of 2004, offset by the net conversion of short-term investments into cash of $2.3 million. The cash provided by investing activities during the first half of 2003 related primarily to the net conversion of short-term investments into cash of $5.1 million, partially offset by cash used to acquire Computer Motion of $4.1 million and fixed asset purchases of $1.0 million.

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2004, compared to $0.8 million for the six months ended June 30, 2003. Cash provided by financing activities in the first half of 2004 resulted primarily from net proceeds realized from stock option exercises and our employee stock purchase plan of $5.4 million, partially offset by repayments of long-term debt of $0.6 million. Cash provided by financing activities in the first half of 2003 resulted primarily from net proceeds realized from stock option exercises and our employee stock purchase plan of $1.6 million, partially offset by repayments of long-term debt of $0.9 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations, net of sublease income of $1.6 million throughout the next 4 years, by payment due date:

Payments by Periods (in millions)
Contractual Obligation	Total	Less than 1 year	1-3 years
Long-term debt	$ 1.1	$ 0.9	$ 0.2
Building lease	0.9	0.2	0.7
Purchase commitments	0.3	0.3	0.0
Total	$ 2.3	$ 1.4	$ 0.9

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

FACTORS AFFECTING OPERATING RESULTS

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are uncertain, and we may be unable to generate significant revenues. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended June 30, 2004 and 2003, approximately 58% and 70%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. During the six months ended June 30, 2004 and 2003, approximately 55% and 71%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. During the three-month and six months periods ended June 30, 2004 and 2003, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

WE MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

We have manufactured a limited number of our products for sales to customers. We may be unable to maintain reliable, high-volume manufacturing capacity. Even if this capacity can be maintained, the cost of doing so may increase the cost of our products and reduce our ability to compete. We may encounter difficulties in scaling up production of our products, including:

  problems involving production yields;
  quality control and assurance;
  component supply shortages;
  shortages of qualified personnel; and
  compliance with state, federal and foreign regulations.

Manufacturing our products is a complex process. If demand for our products exceeds our manufacturing capacity, we could develop a substantial backlog of customer orders. If we are unable to maintain larger-scale manufacturing capabilities, our ability to generate revenues will be limited and our reputation in the marketplace would be damaged.

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

TERMINATION OF RELATIONSHIPS WITH FORMER DISTRIBUTORS OF COMPUTER MOTION COULD RESULT IN LITIGATION.

Our integration strategy related to our acquisition of Computer Motion may involve the termination of Computer Motion's relationships with a number of companies that served as Computer Motion's distributors prior to the acquisition. Several of these former distributors have informed us that they believe that they are entitled to compensation in connection with such termination. We may be unable to resolve these claims without litigation. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such litigation at this time and, therefore, cannot estimate the range of possible loss. If we sue or are sued by any of Computer Motion's former distributors, these proceedings may be expensive to litigate, may be protracted, and Computer Motion's confidential information may be compromised. Whether or not we are successful in these lawsuits, these proceedings could consume substantial amounts of our financial and managerial resources.

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

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 21% of our sales for the three months ended June 30, 2004 and 30% for the three months ended June 30, 2003. Sales to markets outside of the United States accounted for approximately 22% of our sales for the six months ended June 30, 2004 and 24% for the six months ended June 30, 2003.

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

INVESTOR CONFIDENCE AND SHARE VALUE MAY BE ADVERSELY IMPACTED IF WE OR OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION OF THE ADEQUACY OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2004, AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if we or our independent registered public accounting firm are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, reviewed or tested, or if our independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then we or they may decline to attest to management's assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our public offerings.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable- rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average time to maturity of all of our investments as of June 30, 2004 was approximately 1.20 years. At June 30, 2004 and December 31, 2003, approximately 47% and 37%, respectively, of our investment portfolio was composed of investments with original maturities of one year or less.

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the euro. On a limited basis, we have used forward foreign exchange contracts to reduce a portion of our exposure to foreign currency risk from operational and balance sheet exposures resulting from changes in foreign currency exchange rates. Such exposures result from sales denominated in foreign currencies. These contracts were typically short-term in nature (i.e., less than 6 months).

For the three months ended June 30, 2004 and 2003, sales denominated in foreign currencies were 7% and 15%, respectively, of total sales. For the six months ended June 30, 2004 and 2003, sales denominated in foreign currencies were 9% and 12%, respectively, of total sales. We did not enter into forward foreign exchange contracts during the three months and six months ended June 30, 2004 and 2003.

We do not use derivative financial instruments for speculative trading purposes, nor do we hold or issue leveraged derivative financial instruments. We have not entered into any forward contracts since July 2002, and as of June 30, 2004 and December 31, 2003, we had no outstanding derivative instruments.

Foreign currency fluctuations resulted in $10,000 of foreign exchange gain for the three months ended June 30, 2004 and $92,000 of foreign exchange gain for the three months ended June 30, 2003. Foreign currency fluctuations resulted in $88,000 of foreign exchange loss for the six months ended June 30, 2004 and $118,000 of foreign exchange gain for the six months ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2004, a former customer of Computer Motion filed a lawsuit against our company. We received the complaint on April 23, 2004. The customer alleges that it relied to its detriment on representations made by Computer Motion in connection with Computer Motion's sale of products to the customer, which representations the customer believes were not fulfilled. The customer is seeking damages. We believe the allegation is baseless and will vigorously defend this suit. To date, we have filed a motion to dismiss the fraud-based complaints and an answer defending the breach of contract claim. The litigation is in the early stages of discovery.

In November 2003, an Israeli company filed suit against our company and Computer Motion in Israel alleging breach of a distribution contract and seeking damages. We received the complaint on April 27, 2004. Following the acquisition of Computer Motion, we withdrew Computer Motion's distributorship offer to this Israeli company. We believe the allegation is baseless and will vigorously defend the suit.

In October 2003, SIC System, S.R.L. ("SIC System") a former Italian distributor for Computer Motion, filed suit against our company and Computer Motion seeking damages in the Civil Court of Rome, Italy (the "Italian Action"). In the Italian Action, SIC System alleges that we breached the distribution agreement between SIC System and Computer Motion when, following our acquisition of Computer Motion, we deleted two products previously covered under the distribution agreement. The distribution agreement provides, among other things, that (1) it shall be governed and construed under the laws of the State of California; and (2) in the event of any dispute or controversy arising under the distribution agreement or the transactions contemplated thereunder, the parties mutually consent to the exclusive jurisdiction of a court of competent jurisdiction within Santa Barbara County, California. We are defending the Italian Action on both jurisdictional grounds and on the merits. To date, the Court in the Italian Action has ruled that SIC System's service process in filing its complaint is defective and has ordered SIC System to re- file its complaint on or about October 6, 2004. The court in the Italian Action has not ruled on jurisdiction or other pending issues pertaining to the applicable law or appropriate forum.

In November 2003, Intuitive Surgical filed a lawsuit in the United States District Court for the Central District of California captioned Intuitive Surgical, Inc., et. al v. SIC System Srl, Case Number CV-03-08220 for declaratory relief, breach of contract and preliminary and permanent injunction (the "Federal Action"). The Federal Action seeks a judicial declaration of the rights and obligations of the parties under the distribution agreement, specifically that we effectively deleted the products from the distribution agreement, and a preliminary and permanent injunction prohibiting SIC System from proceeding with the Italian Action. The complaint in the Federal Action was served on SIC System on November 28, 2003. SIC Systems has not answered the complaint and the Clerk of Court entered Default in the Federal Action on March 31, 2004. We filed a motion for entry of default judgment on June 22, 2004, which has been taken under submission by the Court as of July 31, 2004.

In September 2002, we discovered that one of our employees had purchased approximately $900,000 in administrative supplies without the authorization or knowledge of our management. This matter was investigated by law enforcement authorities and our advisors. We have since terminated this employee's employment and have taken actions intended to ensure that no similar incidents can occur in the future, including implementing additional controls relating to our cash disbursement process. In addition, we are seeking to recover our loss. We have filed a claim with our insurance carrier, from which we received proceeds of $500,000, and filed suit against the sellers of the administrative supplies in December 2002. Our complaint alleged that each of the defendants has (i) violated various sections of the Racketeer Influenced and Corrupt Organization, or RICO, Act through their extortion, coercion, intimidation, fraud, bribery and racketeering activity in connection with the unauthorized purchase of office supplies and (ii) committed unlawful business acts and practices in violation of Cal. Bus. & Prof. Code Section 17200 et seq. Our suit seeks to recover actual and treble damages, costs and attorney fees for the damage caused by each of defendants through their illegal conduct. In November 2003, we filed a Second Amended Complaint to allege that each defendant further unlawfully offered prizes and gifts in violation of Cal. Bus. & Prof. Code Section 17537 and unlawfully failed to advertise limitations on the quantity of its sales in violation of Cal. Bus. & Prof. Code Section 17500.5, as well as adding causes of action for rescission, conversion, intentional interference with contract, negligent interference with contract, negligence, and money had and received. The amended complaint reiterates our claim to recover actual and treble damages, costs and attorney fees. A settlement was reached in July 2004 in which the other parties in the lawsuit agreed to pay us $250,000 over a maximum of three years.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.   At the Annual Meeting of Stockholders held on May 21, 2004, the stockholders of Intuitive Surgical, Inc. elected Alan J. Levy, Ph.D. and Eric H. Halvorson to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2007. The following table sets forth the votes for each director:

	Votes For	Withheld
Alan J. Levy, Ph.D	27,740,083	1,179,898
Eric H. Halvorson	28,391,104	528,877

After the meeting, our Board of Directors consisted of Robert W. Duggan, D. Keith Grossman, Eric H. Halvorson, Richard J. Kramer, Alan J. Levy, William J. Mercer, William C. Meyers, and Lonnie M. Smith.

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

__________

 (b) Reports on Form 8-K.

On April 29, 2004, we furnished a current report on Form 8-K announcing our first quarter financial results.

On April 30, 2004, we filed a current report on Form 8-K announcing the purchase of the real property located on 950 Kifer Road, Sunnyvale, California from RNM Technology Drive, L.P.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: August 6, 2004

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002