Form 10-Q
period 2004-09-30
INTUITIVE SURGICAL INC
filed 2004-11-08
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      The Registrant had 33,990,854 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2004.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                          September 30,  December 31,
                                                               2004          2003
                                                           ------------  ------------
                                                                         (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents.............................. $     11,268  $     11,335
  Short-term investments.................................      109,947       101,614
  Accounts receivable, net...............................       26,361        26,820
  Inventory..............................................        6,596         8,788
  Prepaids and other current assets......................        3,688         3,203
  Restricted cash equivalents............................          204           188
                                                           ------------  ------------
          Total current assets...........................      158,064       151,948
Property and equipment, net..............................       27,779        10,288
Restricted cash equivalents..............................          319           642
Intangible assets, net...................................        6,688         8,089
Goodwill.................................................      143,332       143,106
Other assets.............................................          641           921
                                                           ------------  ------------
          Total assets...................................      336,823       314,994
                                                           ============  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $      5,214  $      5,894
  Accrued compensation and employee benefits.............        7,450         5,267
  Restructuring accrual..................................          806           971
  Other accrued liabilities..............................        7,488         9,134
  Deferred revenue.......................................       14,092        11,345
  Current portion of notes payable.......................          813         1,030
                                                           ------------  ------------
          Total current liabilities......................       35,863        33,641
Long-term notes payable..................................           52           695
Deferred revenue.........................................        1,077         1,148
Other accrued liabilities................................           57           553
                                                           ------------  ------------
          Total non-current liabilities..................        1,186         2,396
Commitments and contingencies (Note 11)..................           --            --
Stockholders' equity:
  Preferred stock, 2,500,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of September 30, 2004  and
     and December 31, 2003, respectively.................           --            --
  Common stock, 100,000,000 shares authorized, $0.001
     par value, 33,977,398 and 33,051,631 shares
     issued and outstanding as of September 30, 2004
     and December 31, 2003, respectively.................           34            33
  Additional paid-in capital.............................      426,390       416,559
  Deferred compensation..................................           --           (99)
  Accumulated deficit....................................     (126,618)     (138,414)
  Accumulated other comprehensive income (loss)..........          (32)          878
                                                           ------------  ------------
          Total stockholders' equity.....................      299,774       278,957
                                                           ------------  ------------
          Total liabilities and stockholders' equity..... $    336,823  $    314,994
                                                           ============  ============

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2004        2003        2004        2003
                                               ---------- -----------  ---------- -----------
Sales:
  Products................................... $   29,262  $   20,515  $   77,583  $   56,958
  Services...................................      6,231       2,878      16,026       7,123
                                               ----------  ----------  ----------  ----------
Total sales..................................     35,493      23,393      93,609      64,081
Cost of sales:
  Products...................................      9,798       9,397      27,871      24,075
  Services...................................      2,973       1,932       7,552       5,513
                                               ----------  ----------  ----------  ----------
Total cost of sales..........................     12,771      11,329      35,423      29,588
                                               ----------  ----------  ----------  ----------
    Gross profit.............................     22,722      12,064      58,186      34,493
                                               ----------  ----------  ----------  ----------
Operating costs and expenses:
  Selling, general, and administrative.......     12,600      11,320      34,378      29,303
  Research and development...................      4,635       4,407      13,571      11,457
                                               ----------  ----------  ----------  ----------
    Total operating costs and
     expenses................................     17,235      15,727      47,949      40,760
                                               ----------  ----------  ----------  ----------
Income (loss) from operations................      5,487      (3,663)     10,237      (6,267)
Other income, net ...........................        692         310       1,924       1,499
                                               ----------  ----------  ----------  ----------
Income (loss) before taxes...................      6,179      (3,353)     12,161      (4,768)

Income tax expense...........................         66          --         365          --
                                               ----------  ----------  ----------  ----------
Net income (loss)............................ $    6,113  $   (3,353) $   11,796  $   (4,768)
                                               ==========  ==========  ==========  ==========
Net income (loss) per share:
  Basic...................................... $     0.18  $    (0.12) $     0.35  $    (0.22)
                                               ==========  ==========  ==========  ==========
  Diluted ................................... $     0.17  $    (0.12) $     0.34  $    (0.22)
                                               ==========  ==========  ==========  ==========
Shares used in computing net income
 (loss) per share:
  Basic......................................     33,823      26,878      33,556      21,296
                                               ==========  ==========  ==========  ==========
  Diluted....................................     35,305      26,878      34,534      21,296
                                               ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                            For the Nine Months
                                                            Ended September 30,
                                                         ------------------------
                                                            2004         2003
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net income (loss)...................................... $    11,796  $    (4,768)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation.........................................       3,859        3,021
  Provision for doubtful accounts......................        (320)         707
  Loss on disposition of property and equipment........         270            5
  Amortization of deferred compensation and stock
   compensation........................................          99          379
  Amortization of intangible assets....................       1,401        1,350
Changes in operating assets and liabilities:
  Accounts receivable..................................         779       (3,000)
  Prepaids and other current assets....................        (590)        (314)
  Inventory............................................       2,192          664
  Other assets.........................................         280       (1,087)
  Accounts payable.....................................        (688)      (5,021)
  Accrued compensation and employee benefits...........       2,149         (841)
  Restructuring accrual................................        (312)      (2,112)
  Other accrued liabilities............................      (1,762)      (4,660)
  Deferred revenue.....................................       2,676        2,987
                                                         -----------  -----------
Net cash provided by (used in) operating activities....      21,829      (12,690)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................     (21,960)      (1,914)
Disposition of property and equipment..................          26          192
Acquisition of business, net of cash acquired..........          --       (4,088)
Release of restricted cash equivalents.................         307           70
Purchase of short-term investments.....................     (77,441)     (10,866)
Proceeds from sales of short-term investments..........      46,257       21,224
Proceeds from maturities of short-term investments.....      21,986        4,899
                                                         -----------  -----------
Net cash (used in) provided by investing activities....     (30,825)       9,517
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       9,832        5,181
Repurchase of common stock.............................          --           (6)
Repayment of notes payable.............................        (860)      (1,243)
                                                         -----------  -----------
Net cash provided by financing activities..............       8,972        3,932
                                                         -----------  -----------
Effect of exchange rate changes on cash................         (43)        (168)
                                                         -----------  -----------
Net (decrease) increase in cash and cash equivalents...         (67)         591
Cash and cash equivalents, beginning of period.........      11,335        8,052
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    11,268  $     8,643
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical, " "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2003 were derived from the audited financial statements included in Intuitive Surgical, Inc.'s Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2003. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Annual Report. The results for the interim period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004 or future operating periods. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

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

In certain cases, revenue from direct system sales is generated from multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. Effective July 1, 2003, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," on a prospective basis. The principles and guidance outlined in EITF 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company determined that its multiple- element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service, installation, and training. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, the Company recognizes revenue for system sales when delivery and acceptance occurs, for installation and training when the services are rendered, and for service ratably over the service period, which is generally one year.

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

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                     ------------------  -------------------
                                                       2004      2003      2004       2003
                                                     --------  --------  ---------  --------
Net income (loss), as reported..................... $  6,113  $ (3,353) $  11,796  $ (4,768)
Add:  Total stock-based employee
  compensation expense included in reported
  net income (loss), net of $0 related tax effect..       --        83         99       379
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of $0 related tax effect.........   (2,429)   (2,123)    (7,546)   (6,107)
                                                     --------  --------  ---------  --------
Pro forma net income (loss)........................ $  3,684  $ (5,393) $   4,349  $(10,496)
                                                     ========  ========  =========  ========

Net income (loss) per share:
  Basic - as reported.............................. $   0.18  $  (0.12) $    0.35  $  (0.22)
  Basic - pro forma................................ $   0.11  $  (0.20) $    0.13  $  (0.49)

  Diluted - as reported............................ $   0.17  $  (0.12) $    0.34  $  (0.22)
  Diluted - pro forma.............................. $   0.10  $  (0.20) $    0.13  $  (0.49)

The fair value for each stock option award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                      Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     -------------------   ------------------
                                        2004      2003        2004      2003
                                     --------  ---------   --------  --------
Stock Option Plans:
   Average risk free interest rate.     3.24%     2.52%     3.10%    2.51%
   Average expected life (years)...      4.0        4.0        4.0       4.0
   Volatility......................       68%       80%       70%      80%

Stock Purchase Plan:
   Average risk free interest rate.     1.47%     1.21%     1.34%    1.48%
   Average expected life (years)...      1.4        0.5        1.2       0.5
   Volatility......................       62%       48%       62%      48%

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, ("FIN 46R"), (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation FIN 46, which was issued in January 2003. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN No. 46R apply to those entities. There is no grandfathering of existing entities. The adoption of FIN No. 46R did not have a significant impact on the Company's consolidated financial position, results of operations or cash flow.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 revised and rescinded portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make that interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flow.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, FASB issued a final FASB Staff Position, FSP EITF Issue 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. The Company is currently evaluating the impact of adopting EITF 03-01.

On October 13, 2004, the FASB concluded that Statement 123R, "Share-Based Payment," which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies, except small business issuer as defined in SEC Regulation S-B, for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adopting Statement 123R.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments that subject the Company to potential risk consist of its cash equivalents, short-term investments, accounts receivable, and foreign exchange contracts. The counterparties to the agreements relating to the Company's investment securities and foreign exchange contracts consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the three months and nine months ended September 30, 2004 and 2003, no customer accounted for more than 10% of total sales. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses.

The Company's da Vinci Surgical System, Hermes Control Center, AESOP Endoscope Positioner and related instruments and accessories accounted for all of the Company's product sales for the three months and nine months ended September 30, 2004 and 2003. Purchases of key parts and components used to manufacture the Company's products are from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment, the development and marketing of products designed for use in surgery. The distribution of sales by geographic location is as follows (in thousands):

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                               --------------------- ---------------------
                                   2004       2003       2004       2003
                                ---------  ---------  ---------  ---------
Domestic...................... $  27,819  $  19,962  $  72,999  $  50,759
International.................     7,674      3,431     20,610     13,322
                                ---------  ---------  ---------  ---------
Total sales................... $  35,493  $  23,393  $  93,609  $  64,081
                                =========  =========  =========  =========

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at September 30, 2004 and December 31, 2003. Approximately $4.0 million and $4.8 million of money market instruments were included in cash and cash equivalents at September 30, 2004 and December 31, 2003, respectively.

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

The following table presents the fair value of available-for-sale securities included in short-term investments as of the respective dates (in thousands):

                          September 30, 2004  December 31, 2004
                          ------------------  -----------------
U.S. corporate debt...... $          48,773  $          44,904
U.S. government debt.....            31,924             28,210
Municipal debt...........            17,450             11,950
Commercial paper.........            11,800             16,550
                           -----------------  -----------------
Total.................... $         109,947  $         101,614
                           =================  =================

NOTE 5. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is computed using standard costs, which approximates actual cost on a first-in, first-out basis. Inventory consists of the following (in thousands):

                               September 30,  December 31,
                                   2004          2003
                               ------------  ------------
Raw materials................ $      1,753  $      1,247
Work-in-process..............        1,235         1,797
Finished goods...............        3,608         5,744
                               ------------  ------------
Total........................ $      6,596  $      8,788
                               ============  ============

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives can no longer be amortized; rather, they will be tested for impairment at least once each fiscal year (more frequently if certain indicators are present), which the Company will do in the fourth quarter. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. In the event management determines that goodwill has been impaired, the Company will incur an accounting charge for the impairment during the fiscal quarter in which the determination is made. Of the total purchase price related to the Company's acquisition of Computer Motion on June 30, 2003, $143.3 million was allocated to goodwill and $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million

Other purchased intangible assets represent patents, which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six or seven years.

Net intangible assets is comprised of the following (in thousands):

                                                  September 30, 2004
                                    -----------------------------------------------
                                                 Accumulated
                                      Gross     Amortization  Impairment     Net
                                    ---------   ------------  ----------  ---------
Developed technology.............  $   3,500   $        250  $    3,250  $      --
Core technology..................      3,300            589          --      2,711
Customer relationships...........      1,300            433          --        867
Patents..........................      7,310          4,340          --      2,970
Other intangible assets..........        500             69         291        140
                                    ---------   ------------  ----------  ---------
Total intangible assets, net.....  $  15,910   $      5,681  $    3,541  $   6,688
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
                                    =========   ============  ==========  =========

Amortization expense related to intangible assets was $0.5 million and $0.6 million for the three months ended September 30, 2004 and 2003, respectively. Amortization expense related to intangible assets was $1.4 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Estimated future amortization expense related to intangible assets at September 30, 2004 is as follows (in thousands):

        Fiscal Year
----------------------------
2004 (remaining 3 months)...  $      467
2005........................       1,868
2006........................       1,275
2007........................       1,077
2008........................         811
Thereafter..................       1,190
                                ---------
Total.......................  $    6,688
                                =========

Impairment of Goodwill

The Company has elected to perform an annual analysis of goodwill during the fourth quarter of each year. Based on our 2003 impairment analysis, no impairments were identified, and no indicators of impairment were identified during the nine months ended September 30, 2004.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires recognition of impairment of long- lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows; the estimated useful or contractual life of the asset; and the contract or product supporting the asset. No impairment losses were incurred during the nine months ended September 30, 2004 and 2003.

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

The following table reconciles the changes to the product warranty liability for the period indicated (in thousands):

                                         Balance at                            Balance at
                                         Beginning   Warranty     Warranty      End of
                                         of Period     Usage       Accrued      Period
                                        -----------  ---------  -------------  ---------
Nine months ended September 30, 2004.  $       702  $    (703) $         149  $     148

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company's products. The term of these agreements vary, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indemnification clauses and no liabilities have been recorded for this obligation on its balance sheets as of September 30, 2004 or December 31, 2003.

NOTE 8. RESTRUCTURING CHARGES

In connection with the acquisition of Computer Motion in June 2003, the Company recorded an accrual for acquisition integration liabilities, which includes the incremental costs to exit and consolidate activities at Computer Motion locations, termination of certain Computer Motion employees, and for other costs to integrate operating locations and other activities of Computer Motion. The accrual was recorded using the guidance provided by EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," which requires that these acquisition integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. During 2003, the Company recorded a $3.4 million accrual in accordance with EITF 95-3. The accrual was comprised of $2.6 million for employee severance costs and $0.8 million for estimated losses to be incurred to sublet vacated facilities. During the nine months ended September 30, 2004, the Company increased the accrual for the estimated losses to be incurred to sublet vacated facilities by $0.2 million due to the change in estimates on assumptions used to calculate the losses on subleasing the vacated facilities.

During the three months ended December 31, 2003, based on the Company's cost structure and future development plans, the Company planned to completely shut down the Goleta research and development facility. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded restructuring charges of $0.2 million, which are related to the costs of one-time employee terminations. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. As employees are generally required to render service beyond the minimum retention period or 60 days, the severance payments are recognized ratably over the service periods. During the nine months ended September 30, 2004, the Company completed the shutdown of the Goleta research and development facilities and accrued $0.2 million of employee severance costs and $0.5 million of lease commitment costs to exit the leased facility. The charges incurred in the nine months ended September 30, 2004 were recorded in research and development expenses on the income statement. The Company expects to fully utilize the accrual by the third quarter of 2007, when existing lease commitments expire.

The following table summarizes the restructuring activitiy for the nine months ended September 30, 2004 (in thousands):

                                                  EITF No. 95-3          SFAS No. 146
                                             ----------------------  ---------------------
                                              Employee     Lease     Employee     Lease
                                             Severance   Commitments Severance  Commitments Total
                                             ----------  ----------  ---------  ---------  --------
Cost accrued............................... $    2,628  $      816  $     186  $      --  $  3,630
Cash payments, net of subleasing proceeds..     (2,310)       (303)        --         --    (2,613)
Currency impact............................        (23)        (23)        --         --       (46)
                                             ----------  ----------  ---------  ---------  --------
Balance at December 31, 2003...............        295         490        186         --       971
Cost accrued...............................         --         226        224        525       975
Cash payments, net of subleasing proceeds..       (291)       (268)      (410)      (177)   (1,146)
Currency impact............................         --           6                               6
                                             ----------  ----------  ---------  ---------  --------
Balance at September 30, 2004.............. $        4  $      454  $      --  $     348  $    806
                                             ==========  ==========  =========  =========  ========

NOTE 9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which primarily consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders' equity in the accompanying condensed consolidated balance sheets. The components of comprehensive income (loss) consist of the following (in thousands):

                                         Three Months Ended    Nine Months Ended
                                             September 30,       September 30,
                                        --------------------  --------------------
                                           2004       2003       2004       2003
                                        ---------  ---------  ---------  ---------
Net income (loss)..................... $   6,113  $  (3,353) $  11,796  $  (4,768)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.......................        11        (13)       (46)      (168)
  Change in unrealized gain (loss)
    on available-for-sale securities..       243       (198)      (864)      (654)
                                        ---------  ---------  ---------  ---------
Comprehensive income (loss)........... $   6,367  $  (3,564) $  10,886  $  (5,590)
                                        =========  =========  =========  =========

The components of accumulated other comprehensive income were as follows (in thousands):

                                            September 30, December 31,
                                                2004         2003
                                            ------------  -----------
Accumulated net unrealized gain on
  available-for-sales securities.......... $         76  $       940
Foreign currency translation
  adjustments.............................         (108)         (62)

Total accumulated other comprehensive       ------------  -----------
  (loss) income........................... $        (32) $       878
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

                                            Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                         -----------------------  -------------------------
                                            2004         2003        2004         2003
                                         -----------  ----------  -----------  ------------
Numerator used for basic and
  diluted net income (loss) per
  common share......................... $     6,113  $   (3,353) $    11,796  $     (4,768)
                                         ===========  ==========  ===========  ============
Denominator used for basic and
  diluted net income (loss) per common
  share:
  Weighted-average shares
    outstanding........................      33,823      26,881       33,556        21,301
  Less weighted-average
    shares subject to
    repurchase.........................          --          (3)          --            (5)
                                         -----------  ----------  -----------  ------------
  Weighted-average shares used in
    computing basic net income (loss)
    per common share...................      33,823      26,878       33,556        21,296
                                         ===========  ==========  ===========  ============

  Add common stock equivalents.........       1,482          --          978            --
  Weighted-average shares used
    in computing diluted net income
    (loss) per common share............      35,305      26,878       34,534        21,296
                                         ===========  ==========  ===========  ============

Net income (loss) per common share:
  Basic................................ $      0.18  $    (0.12) $      0.35  $      (0.22)
                                         ===========  ==========  ===========  ============
  Diluted.............................. $      0.17  $    (0.12) $      0.34  $      (0.22)
                                         ===========  ==========  ===========  ============

Potential weighted-average common shares excluded from the computation of diluted net income per share as their effect would be antidilutive were 193,000 shares and 359,000 shares, respectively, for the three months and nine months ended September 30, 2004. The exercise price of these options exceeded the average market price during the three-month and nine-month periods mentioned above. These shares could, however, potentially dilute basic income per share in the future. For the three months and nine months ended September 30, 2003, the Company did not include options outstanding to purchase 4,977,000 and 3,803,000 shares, respectively, of common stock in the diluted net loss per share since their effect was antidilutive due to the reported loss.

NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company entered into a lease arrangement of office and manufacturing space in Sunnyvale, California effective January 2002 (the "Sunnyvale Lease"). Under the Sunnyvale Lease, the Company was required to lease additional space in the same building starting in January 2004. The Sunnyvale Lease was scheduled to expire on April 30, 2007. On April 30, 2004, the Company purchased the property for approximately $20.0 million and canceled the Sunnyvale Lease. In addition, the Company leases office space for research and development in Milford, Connecticut and sales office space in St. Germain en Laye, France. In connection with the acquisition of Computer Motion, the Company assumed leases in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of September 30, 2004, the Company sublet approximately 90% of its office space in Goleta.

Future minimum lease commitments, net of sublease income of $1.4 million throughout the next 4 years, under the Company's operating leases as of September 30, 2004 are as follows (in thousands):

2004 (remaining 3 months)..... $     112
2005..........................       408
2006..........................       399
2007..........................       236
2008..........................        36
Thereafter....................        34
                                ---------
Total......................... $   1,225
                                =========

Rent expense was approximately $0.1 million and $0.9 million for the three months ended September 30, 2004 and 2003, respectively. Rent expense was approximately $1.0 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively.

CONTINGENCIES

The discussion of the Company's legal proceedings is incorporated by reference from Part II, Item 1. Legal Proceedings of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "Intuitive," "Company," "we," "us," and "our" refer to Intuitive Surgical, Inc.

This management's discussion and analysis of financial condition as of September 30, 2004 and results of operations for the three months and nine months ended September 30, 2004 and September 30, 2003 should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Annual Report.

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

RESULTS OF OPERATIONS

Product Sales (dollars in millions)

                                     September 30,  September 30,                %
                                         2004           2003        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        29.3  $        20.5  $     8.8        43%
Nine months ended.................. $        77.6  $        57.0  $    20.6        36%

Product sales increased to $29.3 million for the three months ended September 30, 2004 from $20.5 million for the three months ended September 30, 2003. This 43% increase in product sales resulted primarily from higher da Vinci Surgical System unit sales and higher recurring instrument and accessory revenue.

Total third quarter 2004 system revenue was $19.0 million compared to $15.5 million during the third quarter of 2003. We shipped 18 da Vinci Surgical Systems during the third quarter of 2004: 13 in North America, 1 in Europe, and 4 in the rest of the world. The 18 total units shipped represented a 3 unit increase compared to 15 units shipped during the third quarter of 2003. As of September 30, 2004 we have shipped a total of 261 da Vinci Surgical Systems: 184 in North America, 52 in Europe, and 25 in the rest of the world. We shipped 15 da Vinci Surgical System fourth arms during the third quarter of 2004, compared to 16 during the third quarter of 2003. We shipped 8 Aesop systems during the third quarter of 2004, compared to 5 during the third quarter of 2003.

Third quarter 2004 instrument and accessory revenue increased to $10.3 million from $5.0 million for the third quarter of 2003, reflecting a growing number of surgical procedures performed by our customers, such as those for radical prostatectomy procedures. This growth resulted from a larger base of installed da Vinci Surgical Systems and improved system utilization per site.

Product sales increased to $77.6 million for the nine months ended September 30, 2004 from $57.0 million for the nine months ended September 30, 2003. This 36% increase in product sales resulted primarily from higher recurring instrument and accessory revenue, higher da Vinci Surgical System unit sales, and higher fourth arm unit sales.

Total system revenue for the nine months ended September 30, 2004 was $51.7 million compared to $44.3 million for the nine months ended September 30, 2003. We shipped 51 da Vinci Surgical Systems during the first nine months of 2004, compared to 43 units shipped during the first nine months of 2003. We shipped 17 Aesop systems during the first nine months of 2004, compared to 5 for the first nine months of 2003.

Instrument and accessory revenue for the nine months ended September 30, 2004 increased to $25.9 million from $12.7 million for the nine months ended September 30, 2003, reflecting a growing number of surgical procedures performed by our customers, such as those for radical prostatectomy procedures. This growth resulted in large part from a larger base of installed da Vinci Surgical Systems and improved system utilization per site.

 Service Sales (dollars in millions)

                                     September 30,  September 30,                %
                                         2004           2003        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         6.2  $         2.9  $     3.3       114%
Nine months ended.................. $        16.0  $         7.1  $     8.9       125%

Service sales, comprised of system service, installation and customer training, increased to $6.2 million for the three months ended September 30, 2004 from $2.9 million for the three months ended September 30, 2003. The increase was primarily due to a larger base of da Vinci Surgical Systems generating service revenue. The base of systems generating service revenue grew by 125 systems entering the third quarter of 2004 compared to the third quarter of 2003. The increase of 125 was comprised of 59 systems sold between the third quarter of 2002 and the second quarter of 2003 coming out of the warranty period onto service contracts and 66 systems sold between the third quarter of 2003 and the second quarter of 2004, with first year service deferred according to EITF 00-21, which was adopted prospectively effective July 1, 2003. In addition, the average service revenue per active system under a service contract increased in 2004 due to higher rates charged for four-arm systems.

Service sales increased to $16.0 million for the nine months ended September 30, 2004 from $7.1 million for the nine months ended September 30, 2003. The increase was primarily due to a larger base of da Vinci Surgical Systems generating service revenue.

Product Sales Gross Profit (dollars in millions)

                                     September 30,  September 30,                %
                                         2004           2003        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        19.5  $        11.1  $     8.4        76%
Percentage of product sales........          66.5%         54.2%

Nine months ended.................. $        49.7  $        32.9  $    16.8        51%
Percentage of product sales........          64.1%         57.7%

Product sales gross profit for the three months ended September 30, 2004 was $19.5 million, or 66.5% of product sales, compared to $11.1 million, or 54.2% of product sales for the three months ended September 30, 2003. The $8.4 million increase in product gross profit was driven by $8.8 million higher product sales during the third quarter of 2004, as described previously, in combination with a higher third quarter 2004 gross profit percentage. Our increased third quarter 2004 gross profit percentage was driven by maintaining product pricing, leveraging fixed manufacturing costs across higher product sales volume, and reducing system and instrument material costs. In addition, third quarter 2003 product margin was negatively impacted by approximately $1.0 million, or 4.9 margin points, due to integration costs incurred associated with the Computer Motion entity acquired on June 30, 2003.

Product sales gross profit for the nine months ended September 30, 2004 was $49.7 million, or 64.1% of product sales, compared to $32.9 million, or 57.7% of product sales for the nine months ended September 30, 2003. The increase was driven by maintaining product pricing, leveraging fixed manufacturing costs across higher product sales volume, and reducing system and instrument material costs.

Service Sales Gross Profit (dollars in millions)

                                     September 30,  September 30,                %
                                         2004           2003        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         3.3  $         0.9  $     2.4       267%
Percentage of service sales........          52.3%         32.9%

Nine months ended.................. $         8.5  $         1.6  $     6.9       431%
Percentage of product sales........          52.9%         22.6%

Service sales gross profit for the three months ended September 30, 2004 was $3.3 million, or 52.3% of service sales, compared to $0.9 million, or 32.9% of service sales for the three months ended September 30, 2003. Service sales gross profit for the nine months ended September 30, 2004 was $8.5 million, or 52.9% of service sales, compared to $1.6 million, or 22.6% of service sales, for the nine months ended September 30, 2003. Higher 2004 service sales gross profit was driven by increased service revenue, as described above, in combination with increased leverage of the mostly fixed service and training organization expenses across a larger base of installed systems.

 Selling, General and Administrative Expenses (dollars in millions)

                                     September 30,  September 30,                %
                                         2004           2003        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        12.6  $        11.3  $     1.3        12%
Nine months ended.................. $        34.4  $        29.3  $     5.1        17%

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2004 were $12.6 million, up 12% from $11.3 million for the three months ended September 30, 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $34.4 million, up 17% from $29.3 million for the nine months ended September 30, 2003. The year over year increases were primarily due to higher incentive compensation and other variable costs associated with achieving higher revenues, incremental patent costs associated with maintaining the Computer Motion patent portfolio, and additional accounting personnel, consulting, and auditing resources added to support compliance with the Sarbanes Oxley Act of 2002. These items were partially offset by the elimination of Computer Motion integration costs incurred during the third quarter of 2003.

We expect selling, general and administrative expenses to increase in the future to support our expanding business.

Research and Development Expenses (dollars in millions)

                                     September 30,  September 30,                %
                                         2004           2003        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         4.6  $         4.4  $     0.2         5%
Nine months ended.................. $        13.6  $        11.5  $     2.1        18%

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies.

Research and development expenses for the three months ended September 30, 2004 were $4.6 million, up 5% compared to $4.4 million for the three months ended September 30, 2003. The increase was primarily due to higher third quarter 2004 incentive compensation and product development project costs, partially offset by the elimination of the Computer Motion integration and operating costs incurred during the third quarter of 2003.

Research and development expenses for the nine months ended September 30, 2004 were $13.6 million, up 18% compared to $11.5 million for the nine months ended September 30, 2003. The increase during the nine months ended September 30, 2004 was due in large part to expenses incurred in the first quarter of 2004 to close the former Computer Motion facilities located in Goleta, California. In accordance with our restructuring plan, we completely shut down the Goleta site on March 31, 2004 and terminated all remaining Goleta-based employees, resulting in a $0.8 million restructuring expense recorded in the first quarter of 2004. The remainder of the increase for the nine months ended September 30, 2004 was primarily due to higher incentive compensation and product development costs.

Research and development costs are expensed as incurred. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will increase in the future.

 Other Income, Net, and Income Tax Expense (dollars in millions)

                                     September 30,  September 30,                %
                                         2004           2003        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         0.6  $         0.3  $     0.3       100%
Nine months ended.................. $         1.6  $         1.5  $     0.1         7%

Other income, comprised mostly of interest income, increased to $0.7 million for the three months ended September 30, 2004 from $0.3 million for the three months ended September 30, 2003. The increase resulted primarily from higher interest income earned on a larger cash balance position during the third quarter of 2004 resulting from the proceeds of our public offering of common stock in the fourth quarter of 2003.

Other income for the nine months ended September 30, 2004 was $1.9 million, compared to $1.5 million for the nine months ended September 30, 2003. First quarter 2003 other income included $0.5 million of gains realized on sales of securities. Excluding these first quarter 2003 capital gains, other income for the nine months ended September 30, 2004, comprised mostly of interest income, increased $0.9 million primarily due to higher interest income earned on a larger cash balance position during the period resulting from the proceeds of the fourth quarter of 2003 public offering of our common stock.

Income tax expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2004, respectively. This expense represents estimated income tax based on our profitability for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed primarily through the sale of our equity securities. Sales of convertible preferred stock have yielded proceeds of approximately $127.3 million and public offerings of our common stock have yielded proceeds of approximately $124.5 million. We have also financed operations through employee stock purchase and option plans as well as equipment financing arrangements. At September 30, 2004 we had total stockholders equity of $299.8 million and outstanding equipment financing debt of $0.9 million. As of September 30, 2004, we had cash, cash equivalents and short-term investments of $121.2 million, compared to $112.9 million at December 31, 2003. Working capital as of September 30, 2004 was $122.2 million, compared to $118.3 million as of December 31, 2003. The increase in cash, cash equivalents and short-term investments and in working capital resulted primarily from our 2004 year-to-date net income of $11.8 million, non-cash operating expenses of $5.3 million, and net proceeds of $9.8 million realized from stock option exercises and our employee stock purchase plan, partially offset by the purchase of our Sunnyvale, California facility during the second quarter of 2004 for approximately $20.0 million in cash and the purchase of other property and equipment for approximately $2.0 million in cash.

Net cash provided by operating activities was $21.8 million for the nine months ended September 30, 2004, compared to $12.7 million of cash used in operating activities for the nine months ended September 30, 2003. The $21.8 million of cash provided by operations during the nine months ended September 30, 2004 resulted from net income of $11.8 million, non-cash expenses of $5.3 million and net working capital generated of $4.7 million. The $12.7 million of cash used in operating activities during the nine months ended September 30, 2003 was comprised primarily of working capital consumed of $13.4 million and our net loss of $4.8 million, partially offset by non-cash expenses of $5.5 million. The $13.4 million of working capital consumed during the nine months ended September 30, 2003 was driven by the payment of net liabilities acquired in the Computer Motion acquisition which closed on June 30, 2003.

Net cash used in investing activities was $30.8 million for the nine months ended September 30, 2004, compared to net cash provided by investing activities of $9.5 million for the nine months ended September 30, 2003. Net cash used in investing activities during the nine months ended September 30, 2004 resulted mainly from investments in fixed assets of $22.0 million, comprised mostly of our purchase of our Sunnyvale, California facility ($20.0 million) during the second quarter of 2004, and the net conversion of cash into short-term investments of $8.9 million. Net cash provided by investing activities during the nine months ended September 30, 2003 resulted primarily from the net conversion of short-term investments into cash of $15.3 million, partially offset by $4.1 million of cash used to acquire Computer Motion and $1.7 million of cash related to the purchase and disposition of fixed assets.

Net cash provided by financing activities was $9.0 million for the nine months ended September 30, 2004, compared to $3.9 million for the nine months ended September 30, 2003. Net cash provided by financing activities for the nine months ended September 30, 2004 resulted primarily from net proceeds realized from stock option exercises and our employee stock purchase plan of $9.8 million, partially offset by repayments of long-term debt of $0.9 million. Net cash provided by financing activities for the nine months ended September 30, 2003 resulted primarily from net proceeds realized from stock option exercises and our employee stock purchase plan of $5.2 million, partially offset by repayments of long-term debt of $1.2 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations, net of sublease income of $1.4 million throughout the next 4 years, by payment due date:

Payments by Periods (in millions)
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$ 0.9	$ 0.8	$ 0.1	$ 0.0	$ 0.0
Building lease	1.2	0.4	0.7	0.1	0.0
Purchase commitments	0.3	0.3	0.0	0.0	0.0
Total	$ 2.4	$ 1.5	$ 0.8	$ 0.1	$ 0.0

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report.

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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended September 30, 2004 and 2003, approximately 52% and 65%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. During the nine months ended September 30, 2004 and 2003, approximately 54% and 69%, respectively, of our revenues came from the sales of da Vinci Surgical Systems. During the three-month and nine-month periods ended September 30, 2004 and 2003, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration ("FDA"). The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act ("FFDCA"). Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application ("PMA"), for the modified product before we are permitted to market the products in the U.S. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfather status, we will be required to obtain FDA approval by submitting a PMA.

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

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board ("IRB") approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption ("IDE"), application. Most of our products to date have been considered significant risk devices requiring IDE approval prior to investigational use. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Manufacturing our products is a complex process. If demand for our products exceeds our manufacturing capacity, we could develop a substantial backlog of customer orders. If we are unable to maintain larger-scale manufacturing capabilities, our ability to generate revenues will be limited and our reputation in the marketplace could be damaged.

IF OUR MANUFACTURING FACILITIES DO NOT CONTINUE TO MEET FEDERAL, STATE OR EUROPEAN MANUFACTURING STANDARDS, WE MAY BE REQUIRED TO TEMPORARILY CEASE ALL OR PART OF OUR MANUFACTURING OPERATIONS, WHICH COULD RESULT IN PRODUCT DELIVERY DELAYS AND LOST REVENUE.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice ("GMP") requirements contained in the FDA's Quality System Regulations, or QSR. We are also required to comply with the Medical Device Directive ("MDD") and International Organization for Standardization ("ISO"), quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with GMP requirements, the MDD, or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. We continue to be subject to FDA inspections at any time, and we are subject to MDD and ISO audits on an annual basis to maintain our certifications. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with GMP requirements, the MDD, or ISO standards in future inspections and audits by regulatory authorities.

The state of California also requires that we maintain a license to manufacture medical devices. We are subject to periodic inspections by the California Department of Health Services and, if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship products.

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with Heartport, Inc., now part of Johnson & Johnson, IBM Corporation, MIT, Olympus Optical Co., Ltd., and SRI International. Any of these agreements may be terminated for breach. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products.

INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR INTERNATIONAL ACTIVITIES.

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 22% of our sales for the three months ended September 30, 2004 and 14% for the three months ended September 30, 2003. Sales to markets outside of the United States accounted for approximately 22% of our sales for the nine months ended September 30, 2004 and 21% for the nine months ended September 30, 2003.

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

INVESTOR CONFIDENCE AND SHARE VALUE MAY BE ADVERSELY IMPACTED IF WE OR OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ARE UNABLE TO PROVIDE AN UNQUALIFIED ATTESTATION OF THE ADEQUACY OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2004, AS REQUIRED BY SECTION 404 OF THE SARBANES- OXLEY ACT OF 2002.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed- rate" investments include commercial paper and government and non- government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include money market accounts. The average time to maturity of all of our investments as of September 30, 2004 was approximately 1.04 years. At September 30, 2004 and December 31, 2003, approximately 48% and 37%, respectively, of our investment portfolio was composed of investments with original maturities of one year or less.

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

For the three months ended September 30, 2004 and 2003, sales denominated in foreign currencies were 7% and 10%, respectively, of total sales. For the nine months ended September 30, 2004 and 2003, sales denominated in foreign currencies were 7% and 11%, respectively, of total sales. We did not enter into forward foreign exchange contracts during the three months and nine months ended September 30, 2004 and 2003.

We do not use derivative financial instruments for speculative trading purposes, nor do we hold or issue leveraged derivative financial instruments. We have not entered into any forward contracts since July 2002, and as of September 30, 2004 and December 31, 2003, we had no outstanding derivative instruments.

Foreign currency fluctuations resulted in $23,000 of foreign exchange gain for the three months ended September 30, 2004 and $50,000 of foreign exchange loss for the three months ended September 30, 2003. Foreign currency fluctuations resulted in $65,000 of foreign exchange loss for the nine months ended September 30, 2004 and $68,000 of foreign exchange gain for the nine months ended September 30, 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2004, a former customer of Computer Motion filed a lawsuit against our company. We received the complaint on April 23, 2004. The customer alleges that it relied to its detriment on representations made by Computer Motion in connection with Computer Motion's sale of products to the customer, which representations the customer believes were not fulfilled. The customer is seeking damages. We believe the allegation is baseless and intend to vigorously defend this suit. To date, we have filed a motion to dismiss the fraud-based complaints and an answer defending the breach of contract claim. The litigation continues to be in discovery.

In November 2003, an Israeli company filed suit against our company and Computer Motion in Israel alleging breach of a distribution contract and seeking damages. We received the complaint on April 27, 2004. Following the acquisition of Computer Motion, we withdrew Computer Motion's distributorship offer to this Israeli company. We believe the allegation is baseless and intend to vigorously defend the suit. We have filed a motion to have the case dismissed on jurisdictional grounds. The court has not yet ruled on the motion as the parties are still submitting briefs on the motion.

In October 2003, SIC System, S.R.L. ("SIC System") a former Italian distributor for Computer Motion, filed suit against our company and Computer Motion seeking damages in the Civil Court of Rome, Italy (the "Italian Action"). In the Italian Action, SIC System alleges that we breached the distribution agreement between SIC System and Computer Motion when, following our acquisition of Computer Motion, we deleted two products previously covered under the distribution agreement. The distribution agreement provides, among other things, that (1) it shall be governed and construed under the laws of the State of California; and (2) in the event of any dispute or controversy arising under the distribution agreement or the transactions contemplated thereunder, the parties mutually consent to the exclusive jurisdiction of a court of competent jurisdiction within Santa Barbara County, California. We are defending the Italian Action on both jurisdictional grounds and on the merits. To date, the Court in the Italian Action has ruled that SIC System's service process in filing its complaint is defective and has ordered SIC System to re-file its complaint on or about October 6, 2004. The court in the Italian Action has not ruled on jurisdiction or other pending issues pertaining to the applicable law or appropriate forum.

On November 11, 2003, we filed a lawsuit in the United States District Court for the Central District of California captioned Intuitive Surgical, Inc., et. al v. SIC System Srl, Case Number CV-03-08220 for declaratory relief, breach of contract and preliminary and permanent injunction (the "Federal Action"). The Federal Action sought a judicial declaration of the rights and obligations of the parties under a distribution agreement, specifically that our company effectively deleted the products from the distribution agreement, and a preliminary and permanent injunction prohibiting SIC System from proceeding with the Italian Action. The complaint in the Federal Action was served on SIC System on November 28, 2003, and the Court entered Default against SIC Systems on March 31, 2004. On August 16, 2004, the Court entered a judgment in favor of our company in the amount of $195,155 for breach of contract. The Court also awarded judgment in favor of our company as to its claim for declaratory relief. The Court awarded judgment in favor of SIC Systems as to our company's claim for preliminary and permanent injunction. The Court found our company as the prevailing party and awarded taxable costs to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: November 8, 2004

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002