Form 10-Q
period 2005-03-31
INTUITIVE SURGICAL INC
filed 2005-05-10
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

      The Registrant had 34,745,803 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2005.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                             March 31,    December 31,
                                                               2005          2004
                                                           ------------  ------------
                                                                         (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents.............................. $     11,025  $      5,771
  Investments............................................      138,427       126,267
  Accounts receivable, net...............................       31,407        35,443
  Inventory..............................................        7,566         5,966
  Prepaids...............................................        3,945         3,032
  Restricted cash........................................          319           205
                                                           ------------  ------------
          Total current assets...........................      192,689       176,684
Property, plant and equipment, net.......................       26,857        27,065
Restricted cash..........................................           --           319
Intangible assets, net...................................        5,755         6,221
Goodwill.................................................      143,332       143,332
Other assets.............................................          567           608
                                                           ------------  ------------
          Total assets...................................      369,200       354,229
                                                           ============  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $      6,482  $      4,485
  Accrued compensation and employee benefits.............        5,907        10,321
  Deferred revenue.......................................       16,862        15,372
  Restructuring accrual..................................          462           541
  Other accrued liabilities..............................        8,181         7,057
  Current portion of notes payable.......................          347           609
                                                           ------------  ------------
          Total current liabilities......................       38,241        38,385
Deferred revenue.........................................          420           505
Other accrued liabilities................................          342           407
                                                           ------------  ------------
          Total non-current liabilities..................          762           912
Commitments and contingencies............................           --            --
Stockholders' equity:
  Preferred stock, 2,500,000 shares authorized, $0.001
     par value, issuable in series; no shares issued
     and outstanding as of March 31, 2005  and
     and December 31, 2004, respectively.................           --            --
  Common stock, 100,000,000 shares authorized, $0.001
     par value, 34,717,702 and 34,234,795 shares
     issued and outstanding as of March 31, 2005
     and December 31, 2004, respectively.................           35            34
  Additional paid-in capital.............................      437,315       430,362
  Accumulated deficit....................................     (105,964)     (114,936)
  Treasury stock, at cost, no shares and 4,461 shares at
     March 31, 2005 and December 31, 2004, respectively..           --          (136)
  Accumulated other comprehensive loss...................       (1,189)         (392)
                                                           ------------  ------------
          Total stockholders' equity.....................      330,197       314,932
                                                           ------------  ------------
          Total liabilities and stockholders' equity..... $    369,200  $    354,229
                                                           ============  ============

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                  Three Months Ended
                                                      March 31,
                                               ----------------------
                                                  2005        2004
                                               ---------- -----------
Sales:
  Products................................... $   34,183  $   22,471
  Services...................................      7,431       4,588
                                               ----------  ----------
    Total sales..............................     41,614      27,059
Cost of sales:
  Products...................................     11,155       8,813
  Services...................................      3,196       2,410
                                               ----------  ----------
    Total cost of sales......................     14,351      11,223
                                               ----------  ----------
    Gross profit.............................     27,263      15,836
                                               ----------  ----------
Operating costs and expenses:
  Selling, general, and administrative.......     14,204      10,243
  Research and development...................      4,145       5,310
                                               ----------  ----------
    Total operating costs and
     expenses................................     18,349      15,553
                                               ----------  ----------
Income from operations.......................      8,914         283
Other income, net ...........................        723         606
                                               ----------  ----------
Income before taxes..........................      9,637         889

Income tax expense...........................        533          36
                                               ----------  ----------
Net income................................... $    9,104  $      853
                                               ==========  ==========
Net income per share:
  Basic...................................... $     0.26  $     0.03
                                               ==========  ==========
  Diluted ................................... $     0.25  $     0.02
                                               ==========  ==========
Shares used in computing net income
  per share:
  Basic......................................     34,517      33,282
                                               ==========  ==========
  Diluted....................................     37,021      34,137
                                               ==========  ==========

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            For the Three Months
                                                              Ended March 31,
                                                         ------------------------
                                                            2005         2004
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net income............................................. $     9,104  $       853
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation.........................................       1,201        1,374
  Benefit for doubtful accounts and write-offs.........         (58)        (106)
  Gain on sales of property and equipment..............          --          (13)
  Amortization of deferred compensation and stock
   compensation........................................          --           15
  Amortization of intangible assets....................         466          467
Changes in operating assets and liabilities:
  Accounts receivable..................................       4,094         (399)
  Prepaids.............................................        (922)        (469)
  Inventory............................................      (1,601)         805
  Other assets.........................................          39          (41)
  Accounts payable.....................................       2,016       (1,228)
  Accrued compensation and employee benefits...........      (4,384)      (1,647)
  Restructuring accrual................................         (79)          38
  Other accrued liabilities............................       1,067       (2,060)
  Deferred revenue.....................................       1,405        1,496
                                                         -----------  -----------
Net cash provided by (used in) operating activities....      12,348         (915)
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (1,001)        (537)
Disposition of property and equipment..................          --           27
Release of restricted cash.............................         204          269
Purchase of investments................................     (53,117)     (28,778)
Proceeds from sales and maturities of
 investments...........................................      40,125       28,147
                                                         -----------  -----------
Net cash used in investing activities..................     (13,789)        (872)
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       6,958        4,116
Repayment of notes payable.............................        (262)        (292)
                                                         -----------  -----------
Net cash provided by financing activities..............       6,696        3,824
                                                         -----------  -----------
Effect of exchange rate changes on cash and cash
 equivalents...........................................          (1)         (26)
                                                         -----------  -----------
Net increase in cash and cash equivalents..............       5,254        2,011
Cash and cash equivalents, beginning of period.........       5,771       11,335
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $    11,025  $    13,346
                                                         ===========  ===========

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical," "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2004 were derived from the audited financial statements included in Intuitive Surgical, Inc.'s Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2004. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Annual Report. The results for the interim period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005 or future operating periods. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's distributors do not have price protection rights. The Company records an allowance for sales returns based on historical returns.

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

Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for stock option grants issued with an exercise price equal to the market value of the underlying stock on the date granted. The Company has recorded stock-based compensation, primarily related to deferred compensation arising from the Company's initial public offering in 2000 and its acquisition of Computer Motion, Inc. ("Computer Motion") in June 2003. As required under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has provided the following pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards as if the fair value-based method defined in SFAS 123, "Accounting for Stock-Based Compensation," had been applied, amortizing expense ratably over the service period (amounts in thousands, except per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       2005      2004
                                                     --------  --------
Net income, as reported............................ $  9,104  $    853
Add:  Total stock-based employee
  compensation expense included in reported
  net income, net of $0 related tax effect.........       --        15
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of $0 related tax effect.........   (3,006)   (2,460)
                                                     --------  --------
Pro forma net income (loss)........................ $  6,098  $ (1,592)
                                                     ========  ========

Net income (loss)  per share:
  Basic - as reported.............................. $   0.26  $   0.03
  Basic - pro forma................................ $   0.18  $  (0.05)

  Diluted - as reported............................ $   0.25  $   0.02
  Diluted - pro forma.............................. $   0.16  $  (0.05)

The fair value for each stock option award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                      Three Months Ended
                                          March 31,
                                     -------------------
                                        2005      2004
                                     --------  ---------
Stock Option Plans:
   Average risk free interest rate.     3.65%     2.66%
   Average expected life (years)...      4.0        4.0
   Volatility......................       58%       73%

Stock Purchase Plan:
   Average risk free interest rate.     1.96%     1.30%
   Average expected life (years)...      1.3        1.2
   Volatility......................       49%       62%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment" ("SFAS 123R"). This statement is a revision to SFAS 123, supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. SFAS 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS 123R is effective for the fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS 123R at the beginning of the first quarter of 2006.

SFAS 123R permits public companies to choose between the following two adoption methods:

  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or

  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123 is described in the stock-based compensation section above. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, "Inventory Pricing." This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this new accounting pronouncement to have a material impact on its financial position or results of operations.

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments which subject the Company to potential risk consist of its cash equivalents, short-term investments, and accounts receivable. The counterparties to the agreements relating to the Company's investment securities consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the three months ended March 31, 2005 and 2004, no customer accounted for more than 10% of total sales. The Company does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, Hermes Control Center, AESOP Endoscope Positioner and related instruments and accessories accounted for all of the Company's product sales for the three months ended March 31, 2005 and 2004. Purchases of key parts and components used to manufacture the Company's products are from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment: the development and marketing of products designed for use in surgery. The distribution of sales by geographic location is as follows (in thousands):

                                 Three Months Ended
                                       March 31,
                               ---------------------
                                   2005       2004
                                ---------  ---------
Domestic...................... $  36,857  $  20,506
International.................     4,757      6,553
                                ---------  ---------
  Total sales................. $  41,614  $  27,059
                                =========  =========

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at March 31, 2005 and December 31, 2004, respectively. Approximately $3.2 million and $1.7 million of money market instruments were included in cash and cash equivalents at March 31, 2005 and December 31, 2004, respectively.

NOTE 4. SHORT-TERM INVESTMENTS

All short-term investments are classified as available-for-sale, and, therefore, are carried at fair market value. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, all investments are classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are stated at fair market value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following table presents the fair value of available-for-sale securities included in short-term investments as of the respective dates (in thousands):

                            March 31, 2005    December 31, 2004
                           -----------------  -----------------
U.S. corporate debt...... $          73,522  $          54,430
U.S. government debt.....            40,906             33,188
Municipal debt...........            23,000             38,649
Commercial paper.........               999                 --
                           -----------------  -----------------
  Total.................. $         138,427  $         126,267
                           =================  =================

NOTE 5. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is computed using standard costs, which approximates actual cost on a first-in, first-out basis. Inventory consists of the following (in thousands):

                                 March 31,    December 31,
                                   2005          2004
                               ------------  ------------
Raw materials................ $      2,666  $      2,404
Work-in-process..............        1,330         1,183
Finished goods...............        3,570         2,379
                               ------------  ------------
  Total...................... $      7,566  $      5,966
                               ============  ============

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives can no longer be amortized; rather, they will be tested for impairment at least annually in the fourth quarter of each year (more frequently if certain indicators are present). Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. In the event management determines that goodwill has been impaired, the Company will record an accounting charge for the impairment during the fiscal quarter in which the determination is made. Of the total purchase price related to the Company's acquisition of Computer Motion on June 30, 2003, $143.3 million was allocated to goodwill and $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million.

Other purchased intangible assets represent patents, which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of six or seven years.

Net intangible assets is comprised of the following (in thousands):

                                                   March 31, 2005
                                    -----------------------------------------------
                                                 Accumulated
                                      Gross     Amortization  Impairment    Net
                                    ---------   ------------  ----------  ---------
Developed technology.............  $   3,500   $        250  $    3,250  $      --
Core technology..................      3,300            825          --      2,475
Customer relationships...........      1,300            567          --        733
Patents..........................      7,310          4,892          --      2,418
Other intangible assets..........        500             80         291        129
                                    ---------   ------------  ----------  ---------
  Total intangible assets, net...  $  15,910   $      6,614  $    3,541  $   5,755
                                    =========   ============  ==========  =========

                                                    December 31, 2004
                                    -----------------------------------------------
                                                 Accumulated
                                      Gross     Amortization  Impairment    Net
                                    ---------   ------------  ----------  ---------
Developed technology.............  $   3,500   $        250  $    3,250  $      --
Core technology..................      3,300            707          --      2,593
Customer relationships...........      1,300            501          --        799
Patents..........................      7,310          4,616          --      2,694
Other intangible assets..........        500             74         291        135
                                    ---------   ------------  ----------  ---------
  Total intangible assets, net...  $  15,910   $      6,148  $    3,541  $   6,221
                                    =========   ============  ==========  =========

Amortization expense related to intangible assets was $0.5 million for each of the three months ended March 31, 2005 and 2004.

Estimated future amortization expense related to intangible assets at March 31, 2005 is as follows (in thousands):

        Fiscal Year
----------------------------
2005 (remaining 9 months)...  $    1,401
2006........................       1,275
2007........................       1,078
2008........................         811
2009........................         811
Thereafter..................         379
                                ---------
  Total.....................  $    5,755
                                =========

Impairment of Goodwill

The Company has elected to perform an annual analysis of goodwill during the fourth quarter of each year. Based on the Company's 2004 impairment analysis, no impairments were identified, and no indicators of impairment were identified during the three months ended March 31, 2005.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows; the estimated useful or contractual life of the asset; and the contract or product supporting the asset. No impairment losses were incurred during the three months ended March 31, 2005 and 2004.

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

The following table reconciles the changes to the product warranty liability, which is included in other accrued liabilities on the accompanying condensed consolidated balance sheets, for the period indicated (in thousands):

                                         Balance at                            Balance at
                                         Beginning   Warranty     Warranty      End of
                                         of Period     Usage      Expensed      Period
                                        -----------  ---------  -------------  ---------
Three months ended March 31, 2005....  $       136  $     (18) $           7  $     125

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company's products. The term of these agreements vary, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indemnification clauses and no liabilities have been recorded for this obligation on its balance sheets as of March 31, 2005 or December 31, 2004.

NOTE 8. RESTRUCTURING CHARGES

Upon the consummation of the acquisition of Computer Motion, Intuitive's management approved plans to restructure the operations of the combined entity. The restructuring plan eliminated redundant activities and infrastructure. The Company now has a single sales and marketing organization and has consolidated all manufacturing and administrative functions in Sunnyvale, California. Based upon the restructuring plan, the Company recorded a $3.4 million accrual in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." In accordance with EITF No. 95-3, the restructuring accrual has been recorded as a component of the purchase price. The accrual was comprised of $2.6 million for employee severance costs, which was substantially paid out by the end of 2004, and $0.8 million to exit existing lease commitments. The Company has estimated vacancy periods of between one month and three years between exiting various sites and realizing subleasing proceeds. The Company increased the accrual for the estimated losses to be incurred to sublet vacated facilities by $0.2 million in 2004 due to the change in assumptions used to calculate the losses on subleasing the vacated facilities. This amount was recorded as adjustments to goodwill.

Subsequent to the Computer Motion acquisition, based on the Company's cost structure and future development plans, the Company determined to completely shut down the Goleta research and development facility. This plan called for exiting the last Goleta rented facility and terminating all of the Goleta-based employees. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded $0.4 million of one-time employee termination costs, which were paid out by the end of 2004. In 2004, the Company completed the shutdown of the Goleta research and development facilities and accrued $0.5 million of lease commitment costs to exit the leased facility. The Company later decreased its restructuring liability by $0.2 million due to the changes in estimates of subleasing proceeds. The charges incurred were recorded in research and development expenses on the condensed consolidated statement of operations. The Company expects to fully utilize the accrual by the third quarter of 2007, when existing lease commitments expire.

The following table summarizes the restructuring activity for the periods indicated (in thousands):

                                                    EITF No. 95-3          SFAS No. 146
                                             ----------------------  ---------------------
                                              Employee     Lease     Employee     Lease
                                             Severance   Commitments Severance  Commitments Total
                                             ----------  ----------  ---------  ---------  --------
Cost accrued............................... $    2,629  $      816  $     410  $     525  $  4,380
Cash payments, net of subleasing proceeds..     (2,781)       (593)      (410)      (207)   (3,991)
Currency impact............................        (23)        (23)        --         --       (46)
Adjustments................................        175         200         --       (177)      198
                                             ----------  ----------  ---------  ---------  --------
  Balance at December 31, 2004.............         --         400         --        141       541
Cash payments, net of subleasing proceeds..         --         (53)        --        (26)      (79)
                                             ----------  ----------  ---------  ---------  --------
  Balance at March 31, 2005................ $       --  $      347  $      --  $     115  $    462
                                             ==========  ==========  =========  =========  ========

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss), which primarily consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive income loss is displayed as a separate component of stockholders' equity in the accompanying condensed consolidated balance sheets. The components of comprehensive income consist of the following (in thousands):

                                         Three Months Ended
                                              March 31,
                                        --------------------
                                           2005       2004
                                        ---------  ---------
Net income, as reported............... $   9,104  $     853
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.......................        36        (30)
  Change in unrealized gain (loss)
    on available-for-sale securities..      (833)       244
                                        ---------  ---------
Comprehensive income.................. $   8,307  $   1,067
                                        =========  =========

The components of accumulated other comprehensive loss were as follows (in thousands):

                                             March 31,    December 31,
                                                2005         2004
                                            ------------  -----------
Accumulated net unrealized loss on
  available-for-sales securities.......... $     (1,259) $      (427)
Foreign currency translation
  adjustments.............................           70           35

Total accumulated other comprehensive       ------------  -----------
  loss.................................... $     (1,189) $      (392)
                                            ============  ===========

NOTE 10. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding and potential number of common shares outstanding during the period less the weighted-average number of common shares subject to repurchase if their effect is dilutive.

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data).

                                            Three Months Ended
                                                March 31,
                                         -----------------------
                                            2005         2004
                                         -----------  ----------
Net income............................. $     9,104  $      853
Basic:
  Weighted-average shares outstanding..      34,517      33,282
  Basic net income per common share.... $      0.26  $     0.03
                                         ===========  ==========
Diluted:
  Weighted-average shares outstanding
    used in basic calculation..........      34,517      33,282
  Add common stock equivalents.........       2,504         855
                                         -----------  ----------
  Weighted-average shares used in
    computing diluted net income
    per common share.....................    37,021      34,137
                                         ===========  ==========
  Diluted net income per common share.. $      0.25  $     0.02
                                         ===========  ==========

Potential weighted-average common shares excluded from the computation of diluted net income per share as their effect would be antidilutive were 439,000 shares and 1,817,000 shares, respectively, for the three months ended March 31, 2005 and 2004. The exercise price of these options exceeded the average market price during the three month periods mentioned above. These shares could, however, potentially dilute basic income per share in the future.

NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space for research and development in Milford, Connecticut and sales office space in St. Germain en Laye, France. In connection with the acquisition of Computer Motion, the Company assumed leases in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of March 31, 2005, the Company sublet approximately 92% of its office space in Goleta.

Future minimum lease commitments, net of sublease income of $1.1 million during the next three years, under the Company's operating leases as of March 31, 2005 are as follows (in thousands):

2005 (remaining 9 months)..... $     522
2006..........................       626
2007..........................       341
2008..........................        59
2009..........................        36
                                ---------
  Total....................... $   1,584
                                =========

Rent expense was approximately $44,000 and $0.8 million for the three months ended March 31, 2005 and 2004, respectively.

CONTINGENCIES

The discussion of the Company's legal proceedings is incorporated by reference from Part II: Other Information - Item 1. Legal Proceedings of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "Intuitive," the "Company," "we," "us," and "our" refer to Intuitive Surgical, Inc.

This management's discussion and analysis of financial condition as of March 31, 2005 and results of operations for the three months ended March 31, 2005 and March 31, 2004 should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Annual Report.

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

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of our revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. In addition, a portion of our revenue comes from the ongoing service of installed da Vinci Surgical Systems. Due to the high dollar revenue per system sold, a small variation in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate revenue through sales of the EndoWrist instrument and accessories and ongoing service. Over the past three years, revenue generated from the sale of instruments, accessories, service and training increased from $15.7 million, or 22% of sales, in 2002 to $29.9 million, or 33% of sales, in 2003 to $60.0 million, or 43% of sales, in 2004. We have seen a continuation of this trend in 2005 as first quarter recurring revenue grew to $20.3 million, or 49% of sales, from $12.5 million, or 46% of sales, during the first quarter of 2004. We expect that recurring revenue will continue to grow and become a larger part of overall revenue in the future.

RESULTS OF OPERATIONS

Product Sales (dollars in millions)

                                       March 31,      March 31,                  %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        34.2  $        22.5  $    11.7        52%

Product sales for the quarter ended March 31, 2005 were $34.2 million, compared to $22.5 million during the quarter ended March 31, 2004. The increase resulted from higher system, instrument, and accessory sales. System sales increased to $21.3 million in the quarter ended March 31, 2005 from $14.6 million in the quarter ended March 31, 2004, reflecting growth in system unit sales of da Vinci Surgical Systems and da Vinci fourth arms. We sold 19 da Vinci Surgical Systems during the quarter ended March 31, 2005, compared to 14 in the quarter ended March 31, 2004. We sold 19 fourth arms during the quarter ended March 31, 2005, compared to 11 during the quarter ended March 31, 2004. Instrument and accessory sales for the quarter ended March 31, 2005 were $12.9 million, compared to $7.9 million for the quarter ended March 31, 2004. The increase was driven by a larger number of installed systems during the quarter ended March 31, 2005 and higher utilization per system. Increased use of the da Vinci Surgical System for radical prostatectomies contributed substantially to the higher first quarter 2005 product sales.

 Service Sales (dollars in millions)

                                       March 31,      March 31,                  %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         7.4  $         4.6  $     2.8        62%

Service sales, comprised of system service, installation and customer training, increased to $7.4 million for the quarter ended March 31, 2005 from $4.6 million for the quarter ended March 31, 2004. The increase resulted primarily from a larger base of da Vinci Surgical Systems generating service revenue in 2005. The base of da Vinci Surgical Systems generating service revenue grew to approximately 279 entering the first quarter of 2005, compared to approximately 180 entering the first quarter of 2004. The increase of 99 systems was comprised of 28 systems sold in the first half of 2003 coming out of the warranty period onto service contracts and 76 systems sold in 2004, with first year service deferred according to EITF 00-21, which we adopted prospectively during the third quarter of 2003, offset by 5 system retirements. In addition, the average service revenue per site increased during the first quarter of 2005 due to a higher percentage of four-arm systems in the installed base. Four-arm systems carry higher service revenue contracts.

Product Sales Gross Profit (dollars in millions)

                                       March 31,      March 31,                  %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        23.0  $        13.6  $     9.4        69%
Percentage of product sales........          67.4%         60.8%

Product gross profit for the quarter ended March 31, 2005 was $23.0 million, or 67.4% of sales, compared to $13.6 million, or 60.8% of sales during the quarter ended March 31, 2004. The higher gross profit for the quarter ended March 31, 2005 was driven by higher product revenue during the quarter, as described above. The higher product gross profit percentage was driven by leveraging manufacturing overhead costs across higher product revenue, lower product material costs, and a higher average da Vinci Surgical System average selling price. The average da Vinci Surgical System selling price was approximately $925,000 during the quarter ended March 31, 2005, up from approximately $865,000 during the quarter ended March 31, 2004. The higher average selling price during the quarter ended March 31, 2005 resulted primarily from customer channel mix, as only 1 of 19 first quarter 2005 system sales was through a distributor, compared to 3 of 14 during the quarter ended March 31, 2004. In addition, the first quarter 2004 average selling price was negatively impacted by one da Vinci Surgical System sale, which was reduced in price as a result of a Zeus trade-in.

Service Sales Gross Profit (dollars in millions)

                                       March 31,      March 31,                  %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         4.2  $         2.2  $     2.0        94%
Percentage of service sales........          57.0%         47.5%

Service sales gross profit for the quarter ended March 31, 2005 was $4.2 million, or 57.0% of service sales, compared to $2.2 million, or 47.5% of service sales for the quarter ended March 31, 2004. Higher first quarter 2005 gross service margin was driven by increased service revenue, as described above, in combination with increased leverage of the service and training organization expenses across a larger base of installed systems.

 Selling, General and Administrative Expenses (dollars in millions)

                                       March 31,      March 31,                  %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        14.2  $        10.2  $     4.0        39%

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses. Selling, general and administrative expenses for the quarter ended March 31, 2005 were $14.2 million, up 39% from $10.2 million for the quarter ended March 31, 2004. The year-over-year increase was primarily due to sales organization headcount growth to support higher sales and higher variable compensation associated with achieving higher revenues and profitability.

We expect selling, general and administrative expenses to continue to increase in the future to support our expanding business.

Research and Development Expenses (dollars in millions)

                                       March 31,      March 31,                  %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         4.1  $         5.3  $    (1.2)      (22)%

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies.

Research and development expenses for the quarter ended March 31, 2005 were $4.1 million, compared to $5.3 million for the quarter ended March 31, 2004. The decrease was primarily due to the elimination of expenses relating to our former Goleta, California site during the first quarter of 2004. During the first quarter of 2004, the Goleta site incurred $1.0 million of general operating expenses, comprised of salaries, materials, depreciation, and other expenses. In addition, we recorded a $0.7 million restructuring charge during the quarter ended March 31, 2004 to completely shut down the Goleta site and terminate all remaining Goleta-based employees. Excluding the impact of the Goleta expenses, higher research and development expenses for the quarter ended March 31, 2005 were primarily due to higher product development expenses.

Research and development costs are expensed as incurred. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

 Other Income, Net (dollars in millions)

                                       March 31,      March 31,                  %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         0.7  $         0.6  $     0.1        19%

Other income for the quarter ended March 31, 2005 was $0.7 million, up 19% from $0.6 million for the quarter ended March 31, 2004. Other income for the quarter ended March 31, 2005 of $0.7 million was comprised of $1.0 million of interest income, netted against $0.3 million of foreign exchange losses resulting from euro-based transactions. Other income increased by $0.1 million compared to the quarter ended March 31, 2004 primarily due to higher interest earned of $0.3 million, resulting from a higher first quarter 2005 average cash and investment balance, partially offset by higher foreign exchange losses of $0.2 million.

Income Tax Expense

Income tax expense for the quarter ended March 31, 2005 was $0.5 million, or 5.5% of pre-tax income, compared to $36,000, or 4.0% of pre-tax income, during the first quarter of 2004. Our tax rate is less than the statutory rate due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed through the sale of our equity securities and cash generated from operations. Sales of convertible preferred stock have yielded proceeds of approximately $127.3 million and public offerings of our common stock have yielded proceeds of approximately $124.5 million. We have also financed operations through employee stock purchase and option plans as well as equipment financing arrangements. As of March 31, 2005, we had total stockholders equity of $330.2 million and outstanding equipment financing debt of $0.3 million. As of March 31, 2005, we had cash, cash equivalents and short-term investments of $149.5 million, compared to 132.0 million as of December 31, 2004. Working capital as of March 31, 2005 was $154.4 million, compared to $138.3 million as of December 31, 2004. The increase in cash and investments and in working capital resulted primarily from our $9.1 net income and $7.0 million of net proceeds realized from stock option and warrant exercises and our employee stock purchase plan in the quarter ended March 31, 2005.

Net cash provided by operating activities was $12.3 million for the quarter ended March 31, 2005, compared to net cash used in operating activities of $0.9 million for the quarter ended March 31, 2004. Higher cash provided by operating activities was driven by higher first quarter 2005 net income of $8.3 million and higher working capital provided of $5.1 million. Cash provided by operating activities during the quarter ended March 31, 2005 was comprised of net income of $9.1 million, non-cash expenses of $1.6 million, and working capital of $1.6 million. The $0.9 million of cash used in operations during the first quarter of 2004 was primarily the result of working capital consumed of $3.5 million, due in large part to net payments of 2003 year end accounts payable and other liabilities, offset by our net income of $0.9 million and non-cash expenses of $1.7 million.

Net cash used in investing activities was $13.8 million for the quarter ended March 31, 2005, compared to $0.9 million for the quarter ended March 31, 2004. Net cash used in investing activities during the first quarter of 2005 resulted mainly from the net investment of cash provided by operations into marketable securities of $13.0 million and acquisitions of property and equipment of $1.0 million. Net cash used in investing activities during the first quarter of 2004 resulted mainly from investments in fixed assets of $0.5 million.

Net cash provided by financing activities was $6.7 million for the quarter ended March 31, 2005, compared to $3.8 million for the quarter ended March 31, 2004. First quarter 2005 cash provided resulted primarily from $7.0 million net proceeds realized from stock option and warrant exercises and our employee stock purchase plan, partially offset by repayments of long-term debt of $0.3 million. First quarter 2004 cash provided resulted primarily from net proceeds realized from stock option exercises and our employee stock purchase plan of $4.1 million, partially offset by repayments of long-term debt of $0.3 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations, net of sublease income of $1.1 million during the next three years, by payment due date:

Payments by Periods (in millions)
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1.6	$0.7	$0.8	$0.1	$0.0

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report.

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
  third-party payor reimbursement policies;
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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended March 31, 2005 and 2004, approximately 50% and 52%, respectively, of our revenues came from the sales of da Vinci Surgical Systems, which are high revenue dollar items. During the three months ended March 31, 2005 and 2004, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 11% of sales for the three months ended March 31, 2005 and 24% of sales for the three months ended March 31, 2004.

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

TERMINATION OF RELATIONSHIPS WITH FORMER DISTRIBUTORS OF COMPUTER MOTION COULD RESULT IN LITIGATION.

As part of our integration strategy related to our acquisition of Computer Motion, we terminated Computer Motion's relationships with a number of companies that served as Computer Motion's distributors prior to the acquisition. As a result, two former distributors (one in Italy and the other in Israel) have filed breach of contract suits against us. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such litigation at this time and, therefore, cannot estimate the range of possible loss. These proceedings could be expensive to litigate, may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, these proceedings could consume substantial amounts of our financial and managerial resources. See Part II: Other Information - Item 1: Legal Proceedings.

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

In June 2003, we acquired Computer Motion and have integrated its FDA compliance quality system into our own. As a result of the integration and review, we identified deficiencies in Computer Motion's complaint handling, MDR reporting and Corrections and Removals reporting in several years preceding our acquisition of Computer Motion that required submission of retroactive reports to the FDA. We reported 52 MDRs, although we believe many of the complaints likely would not have been reportable if more information had been available. To our knowledge, none of the reported events resulted in a death or serious injury, prolonged hospitalization, or medical intervention to prevent death or serious injury. Computer Motion did respond to complaint trends, and it addressed the trends through corrective actions. Accordingly, the incident of many of the types of events in the reports had been mitigated by June 2003. Our review also suggested that significant complaint trends identified by Computer Motion over the period of four years were addressed by corrective actions, which have proven to be effective over time. Computer Motion's product modifications were completed without 510(k) clearance, and we believe that no new 510(k) clearances are required. We cannot assure you that the FDA would agree with our determinations not to seek new 510(k) clearance of any of these changes.

We cannot assure you that the FDA will not seek to impose enforcement sanctions on us for Computer Motion's violations preceding our acquisition of Computer Motion, that the FDA will agree that since the acquisition we have corrected all regulatory problems, or that our review of Computer Motion's complaint handling will not lead us to initiate recalls or field actions to remedy problems with Computer Motion products already in the field.

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

Domestic institutions typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors' policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we sell our products and these efforts are expected to continue.

IF OUR MANUFACTURING FACILITIES DO NOT CONTINUE TO MEET FEDERAL, STATE OR EUROPEAN MANUFACTURING STANDARDS, WE MAY BE REQUIRED TO TEMPORARILY CEASE ALL OR PART OF OUR MANUFACTURING OPERATIONS, WHICH COULD RESULT IN PRODUCT DELIVERY DELAYS AND LOST REVENUE.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the FDA's Quality System Regulations, or QSR. We are also required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. We continue to be subject to FDA and other regulatory inspections at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities.

The FDA inspected the Goleta facilities of Computer Motion in 1998 and noted deficiencies in Computer Motion's systems for reviewing and reporting product-related complaints and defect information. We have determined that these deficiencies may not have been addressed. While the Goleta manufacturing facility has been closed and production of certain products has been transferred to our Sunnyvale facility, these issues raised by the FDA must nonetheless be resolved. The complaint records prior to acquisition of Computer Motion were reviewed and appropriate Medical Device Reports were filed with the FDA. Complaints received subsequent to our acquisition of Computer Motion are handled in accordance with Intuitive Surgical quality system requirements, which we believe is in accordance with FDA requirements, although we cannot assure you that FDA will agree, nor can we assess what regulatory impact, if any, this may have on our company.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

We are highly dependent on the principal members of our management and technical staff. Our product development plans depend, in part, on our ability to attract and retain engineers with experience in electronics, mechanics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies, and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our public offerings and cash generated from operations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include auction-rate securities with rates that re-set generally every 30 days. The weighted average maturity of all of our fixed-rate investments as of March 31, 2005 was approximately 2 years. At March 31, 2005 and December 31, 2004, approximately 11% and 25%, respectively, of our fixed-rate investment portfolio was composed of investments with maturities of one year or less.

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the euro.

For the three months ended March 31, 2005 and 2004, sales denominated in foreign currencies were 5% and 12%, respectively, of total sales.

Foreign currency fluctuations resulted in approximately $0.3 million and $0.1 million of foreign exchange loss for the three months ended March 31, 2005 and 2004, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e) that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2004, the University of Miami, a former customer of Computer Motion, filed a lawsuit against our company in the U.S. District Court, Southern District of Florida. We received the complaint in April 2004. The customer alleges that it relied to its detriment on representations made by Computer Motion in connection with Computer Motion's sale of products to the customer, which representations the customer believes were not fulfilled. The customer is seeking damages. We filed a motion to dismiss the fraud-based complaints and an answer defending the breach of contract claim. After discovery was completed, we filed a motion for summary judgment to dismiss the entire case. In January 2005, the Court granted our motion for summary judgment and dismissed the case against us in its entirety. In February 2005, the customer filed a notice of appeal. We intend to respond to such appeal.

In November 2003, Tzamal Jacobson, Ltd., an Israeli company, filed suit against our company and Computer Motion in the District Court in Tel-Aviv - Jaffa, Israel, Civil File 2293/03, alleging breach of a distribution contract and seeking damages. We received the complaint in April 2004. Following the acquisition of Computer Motion, we withdrew Computer Motion's distributorship offer to this Israeli company. We intend to vigorously defend the suit, and have filed a motion to have the case dismissed on jurisdictional grounds. The court has not yet ruled on the motion. Tzamal's request for access to a Company's witness for discovery has been granted by the court.

In October 2003, SIC System, S.R.L., a former Italian distributor for Computer Motion, filed suit against our company and Computer Motion seeking damages in the Civil Court of Rome, Italy. In the complaint, SIC System alleges that we breached the distribution agreement between SIC System and Computer Motion when, following our acquisition of Computer Motion, we deleted two products previously covered under the distribution agreement. The distribution agreement provides, among other things, that (1) it shall be governed and construed under the laws of the State of California and (2) in the event of any dispute or controversy arising under the distribution agreement or the transactions contemplated thereunder, the parties mutually consent to the exclusive jurisdiction of a court of competent jurisdiction within Santa Barbara County, California. We are defending the lawsuit on both jurisdictional grounds and on the merits. The Italian court has ruled that SIC System's service of process in filing its complaint was defective and has ordered SIC System to re-file its complaint on or about October 6, 2004, which service our company did not receive. The parties continue to dispute the service of process issue. The Italian court has not ruled on jurisdiction or other pending issues pertaining to the applicable law or appropriate forum.

In November 2003, we filed a lawsuit against SIC System, S.R.L. in the United States District Court for the Central District of California for declaratory relief, breach of contract and preliminary and permanent injunction. In particular, we sought a judicial declaration of the rights and obligations of the parties under a distribution agreement, specifically that our company effectively deleted the products from the distribution agreement, and a preliminary and permanent injunction prohibiting SIC System from proceeding with the Italian action described above. The complaint was served on SIC System in November 2003, and the Court entered default against SIC Systems in March 2004. In August 2004, the Court entered a judgment in favor of our company in the amount of $195,155 for breach of contract. The Court also awarded judgment in favor of our company as to its claim for declaratory relief. The Court awarded judgment in favor of SIC Systems as to our company's claim for preliminary and permanent injunction. The Court found our company as the prevailing party. We intend to enforce this judgment against SIC System in the Italian portion of the lawsuit.

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

We are subject to legal proceedings and claims, including those discussed above, that arise in the normal course of our business. We do not know whether we will prevail in these matters, nor can we assure that any remedy could be reached on commercially viable terms, if at all. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, "Accounting for Contingencies," we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

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

Date: May 10, 2005

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002