Form 10-Q
period 2005-06-30
INTUITIVE SURGICAL INC
filed 2005-08-08
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

      The Registrant had 34,925,694 shares of Common Stock, $0.001 par value per share, outstanding as of August 1, 2005.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                              June 30,    December 31,
                                                               2005          2004
                                                           ------------  ------------
                                                                         (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents.............................. $      7,972  $      5,771
  Investments............................................      150,570       126,267
  Accounts receivable, net...............................       39,646        35,443
  Inventory..............................................        8,836         5,966
  Prepaids...............................................        4,652         3,032
  Restricted cash........................................          319           205
                                                           ------------  ------------
          Total current assets...........................      211,995       176,684
Property, plant and equipment, net.......................       29,291        27,065
Restricted cash..........................................           --           319
Intangible assets, net...................................        5,288         6,221
Goodwill.................................................      142,407       143,332
Other assets.............................................          541           608
                                                           ------------  ------------
          Total assets...................................      389,522       354,229
                                                           ============  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $      5,382  $      4,485
  Accrued compensation and employee benefits.............        9,030        10,321
  Deferred revenue.......................................       18,396        15,372
  Restructuring accrual..................................          397           541
  Other accrued liabilities..............................        7,457         7,057
  Current portion of notes payable.......................          171           609
                                                           ------------  ------------
          Total current liabilities......................       40,833        38,385
Deferred revenue.........................................          337           505
Other accrued liabilities................................          342           407
                                                           ------------  ------------
          Total non-current liabilities..................          679           912
Commitments and contingencies............................           --            --
Stockholders' equity:
  Common stock, 100,000,000 shares authorized, $0.001
     par value, 34,870,405 and 34,234,795 shares
     issued and outstanding as of June 30, 2005
     and December 31, 2004, respectively.................           35            34
  Additional paid-in capital.............................      440,064       430,362
  Accumulated deficit....................................      (91,235)     (114,936)
  Treasury stock, at cost, no shares and 4,461 shares at
     June 30, 2005 and December 31, 2004, respectively...           --          (136)
  Accumulated other comprehensive loss...................         (854)         (392)
                                                           ------------  ------------
          Total stockholders' equity.....................      348,010       314,932
                                                           ------------  ------------
          Total liabilities and stockholders' equity..... $    389,522  $    354,229
                                                           ============  ============

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                  Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                               ----------------------  ----------------------
                                                  2005        2004        2005        2004
                                               ---------- -----------  ---------- -----------
Sales:
  Products................................... $   44,651  $   25,850  $   78,834  $   48,321
  Services...................................      8,105       5,207      15,536       9,795
                                               ----------  ----------  ----------  ----------
    Total sales..............................     52,756      31,057      94,370      58,116
Cost of sales:
  Products...................................     13,649       9,260      24,804      18,073
  Services...................................      3,480       2,169       6,676       4,579
                                               ----------  ----------  ----------  ----------
    Total cost of sales......................     17,129      11,429      31,480      22,652
                                               ----------  ----------  ----------  ----------
    Gross profit.............................     35,627      19,628      62,890      35,464
                                               ----------  ----------  ----------  ----------
Operating costs and expenses:
  Selling, general, and administrative.......     15,934      11,535      30,138      21,778
  Research and development...................      4,355       3,626       8,500       8,936
                                               ----------  ----------  ----------  ----------
    Total operating costs and
     expenses................................     20,289      15,161      38,638      30,714
                                               ----------  ----------  ----------  ----------
Income from operations.......................     15,338       4,467      24,252       4,750
Other income, net ...........................        954         626       1,677       1,232
                                               ----------  ----------  ----------  ----------
Income before taxes..........................     16,292       5,093      25,929       5,982

Income tax expense...........................      1,508         263       2,041         299
                                               ----------  ----------  ----------  ----------
Net income................................... $   14,784  $    4,830  $   23,888  $    5,683
                                               ==========  ==========  ==========  ==========
Net income per share:
  Basic...................................... $     0.42  $     0.14  $     0.69  $     0.17
                                               ==========  ==========  ==========  ==========
  Diluted ................................... $     0.40  $     0.14  $     0.64  $     0.17
                                               ==========  ==========  ==========  ==========
Shares used in computing net income
  per share:
  Basic......................................     34,790      33,559      34,655      33,421
                                               ==========  ==========  ==========  ==========
  Diluted....................................     37,244      34,210      37,133      34,170
                                               ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            For the Six Months
                                                              Ended June 30,
                                                         ------------------------
                                                            2005         2004
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net income............................................. $    23,888  $     5,683
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation.........................................       2,363        2,606
  Benefit for doubtful accounts........................         (78)        (320)
  Gain on sales of property and equipment..............          --           (3)
  Amortization of deferred compensation and stock
   compensation........................................          --           99
  Amortization of intangible assets....................         934          934
  Acquisition related tax benefits.....................         925           --
  Income tax benefits from employee stock option plans.         529           --
Changes in operating assets and liabilities:
  Accounts receivable..................................      (4,126)       2,434
  Prepaids.............................................      (1,637)        (591)
  Inventory............................................      (2,871)       1,626
  Other assets.........................................          62          226
  Accounts payable.....................................         930       (1,584)
  Accrued compensation and employee benefits...........      (1,226)        (108)
  Restructuring accrual................................        (144)        (215)
  Other accrued liabilities............................         361       (1,894)
  Deferred revenue.....................................       2,856        2,058
                                                         -----------  -----------
Net cash provided by operating activities..............      22,766       10,951
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (4,604)     (21,409)
Disposition of property and equipment..................          --           26
Release of restricted cash.............................         204          307
Purchase of investments................................     (85,704)     (41,782)
Proceeds from sales and maturities of
 investments...........................................      60,890       44,104
                                                         -----------  -----------
Net cash used in investing activities..................     (29,214)     (18,754)
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................       9,195        5,353
Repurchase of common stock.............................         (72)          --
Repayment of notes payable.............................        (438)        (591)
                                                         -----------  -----------
Net cash provided by financing activities..............       8,685        4,762
                                                         -----------  -----------
Effect of exchange rate changes on cash and cash
 equivalents...........................................         (36)         (64)
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...       2,201       (3,105)
Cash and cash equivalents, beginning of period.........       5,771       11,335
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $     7,972  $     8,230
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical," "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The consolidated balances at December 31, 2004 were derived from the audited financial statements included in Intuitive Surgical, Inc.'s Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2004. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Annual Report. The results for the interim period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005 or future operating periods. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's da Vinci Surgical System, Hermes Control Center and AESOP Endoscope Positioner contain a software component. The Company believes that this software element is an incidental part of each system. The software element within the Company's products is not sold or marketed separately to customers, and the software does not operate independently of each system. Furthermore, the software development effort does not represent a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to each system as a whole, and the software revenue guidance provided in Statement of Position ("SOP") 97-2, "Software Revenue Recognition," is not applicable to the Company's revenues.

Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recorded for stock option grants issued with an exercise price equal to the market value of the underlying stock on the date granted. The Company has recorded stock-based compensation, primarily related to deferred compensation arising from the Company's initial public offering in 2000 and its acquisition of Computer Motion, Inc. ("Computer Motion") in June 2003. As required under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has provided the following pro forma net income and pro forma net income per share disclosure for stock-based awards as if the fair value-based method defined in SFAS 123, "Accounting for Stock-Based Compensation," had been applied, amortizing expense ratably over the service period (amounts in thousands, except per share amounts):

                                                     Three Months Ended   Six Months Ended
                                                          June 30,            June 30,
                                                     ------------------  -------------------
                                                       2005      2004      2005       2004
                                                     --------  --------  ---------  --------
Net income, as reported............................ $ 14,784  $  4,830  $  23,888  $  5,683
Add:  Total stock-based employee
  compensation expense included in reported
  net income, net of $0 related tax effect.........       --        84         --        99
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of $0 related tax effect.........   (3,123)   (2,657)    (6,129)   (5,117)
                                                     --------  --------  ---------  --------
Pro forma net income............................... $ 11,661  $  2,257  $  17,759  $    665
                                                     ========  ========  =========  ========

Net income per share:
  Basic - as reported.............................. $   0.42  $   0.14  $    0.69  $   0.17
  Basic - pro forma................................ $   0.34  $   0.07  $    0.51  $   0.02

  Diluted - as reported............................ $   0.40  $   0.14  $    0.64  $   0.17
  Diluted - pro forma.............................. $   0.31  $   0.07  $    0.48  $   0.02

The fair value for each stock option award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                      Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                     -------------------   ------------------
                                        2005      2004        2005      2004
                                     --------  ---------   --------  --------
Stock Option Plans:
   Average risk free interest rate.     3.85%     3.36%     3.75%    3.03%
   Average expected life (years)...      4.0        4.0        4.0       4.0
   Volatility......................       58%       68%       58%      70%

Stock Purchase Plan:
   Average risk free interest rate.     1.89%     1.30%     1.93%    1.30%
   Average expected life (years)...      1.4        1.1        1.4       1.2
   Volatility......................       49%       62%       49%      62%

Income Tax

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the SEC issued "Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for SFAS No. 123R, "Share Based Payment," (the "Amendment to Rule 4-01(a)"), changing the effective date for most public companies to adopt SFAS 123R to the first interim reporting period of a company's fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), the Company is now required to adopt SFAS 123R in the first quarter of fiscal year 2006.

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

The Company currently measures compensation costs related to share-based payment under APB 25, as allowed by SFAS 123, and provides disclosure in notes to the financial statements as required by SFAS 123. The Company expects the adoption of SFAS 123R and SAB 107 will have a material adverse impact on the net income and net income per share. The Company is currently evaluating the extent of such impact and has not yet determined which transition method the Company will use in adopting SFAS 123R.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments which subject the Company to potential risk consist of its cash equivalents, short-term investments, and accounts receivable. The counterparties to the agreements relating to the Company's investment securities consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the three months and six months ended June 30, 2005 and 2004, no customer accounted for more than 10% of total sales or accounts receivable. The Company does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, Hermes Control Center, AESOP Endoscope Positioner and related instruments and accessories accounted for all of the Company's product sales for the three and six months ended June 30, 2005 and 2004. Purchases of key parts and components used to manufacture the Company's products are from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment: the development and marketing of products designed for use in surgery. The distribution of sales by geographic location is as follows (in thousands):

                                 Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                               --------------------- ---------------------
                                   2005       2004       2005       2004
                                ---------  ---------  ---------  ---------
Domestic...................... $  44,152  $  24,674  $  81,009  $  45,180
International.................     8,604      6,383     13,361     12,936
                                ---------  ---------  ---------  ---------
  Total sales................. $  52,756  $  31,057  $  94,370  $  58,116
                                =========  =========  =========  =========

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at June 30, 2005 and December 31, 2004. Approximately $5.6 million and $1.7 million of money market instruments were included in cash and cash equivalents at June 30, 2005 and December 31, 2004, respectively.

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

The following table presents the fair value of available-for-sale securities included in short-term investments as of the respective dates (in thousands):

                             June 30, 2005    December 31, 2004
                           -----------------  -----------------
U.S. corporate debt...... $          73,794  $          54,430
U.S. government debt.....            44,576             33,188
Municipal debt...........            32,200             38,649
                           -----------------  -----------------
  Total.................. $         150,570  $         126,267
                           =================  =================

NOTE 5. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is computed using standard costs, which approximates actual cost on a first-in, first-out basis. Inventory consists of the following (in thousands):

                                  June 30,    December 31,
                                   2005          2004
                               ------------  ------------
Raw materials................ $      3,085  $      2,404
Work-in-process..............        1,901         1,183
Finished goods...............        3,850         2,379
                               ------------  ------------
  Total...................... $      8,836  $      5,966
                               ============  ============

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives can no longer be amortized; rather, they will be tested for impairment at least annually (more frequently if certain indicators are present). Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. In the event management determines that goodwill has been impaired, the Company will record an accounting charge for the impairment during the fiscal quarter in which the determination is made. Of the total purchase price related to the Company's acquisition of Computer Motion on June 30, 2003, $143.3 million was allocated to goodwill and $8.6 million was allocated to amortizable intangible assets, comprised of developed technology of $3.5 million, core technology of $3.3 million, customer relationships of $1.3 million, and other intangible assets totaling $0.5 million.

The Company has adjusted the goodwill amount related to the projected use of Computer Motion, Inc.'s net operating losses from the acquisition in June 2003. A full valuation allowance was recorded at the acquisition date.

The following table represents the changes in goodwill for the period (in thousands):

Balance at December 31, 2004...... $  143,332
Acquisition related tax benefits..       (925)
                                     ---------
Balance at June 30, 2005.......... $  142,407
                                     =========

Other purchased intangible assets represent patents, which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of generally six or seven years.

Net intangible assets is comprised of the following (in thousands):

                                                      June 30, 2005
                                    -----------------------------------------------
                                                 Accumulated
                                      Gross     Amortization  Impairment     Net
                                    ---------   ------------  ----------  ---------
Developed technology.............  $   3,500   $        250  $    3,250  $      --
Core technology..................      3,300            943          --      2,357
Customer relationships...........      1,300            633          --        667
Patents..........................      7,310          5,168          --      2,142
Other intangible assets..........        500             87         291        122
                                    ---------   ------------  ----------  ---------
  Total intangible assets, net...  $  15,910   $      7,081  $    3,541  $   5,288
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
                                    =========   ============  ==========  =========

Amortization expense related to intangible assets was $0.5 million for each of the three months ended June 30, 2005 and 2004. Amortization expense related to intangible assets was $0.9 million for each of the six months ended June 30, 2005 and 2004.

Estimated future amortization expense related to intangible assets at June 30, 2005 is as follows (in thousands):

        Fiscal Year
----------------------------
2005 (remaining 6 months)...  $      934
2006........................       1,275
2007........................       1,078
2008........................         811
2009........................         811
Thereafter..................         379
                                ---------
  Total.....................  $    5,288
                                =========

Impairment of Goodwill

The Company has elected to perform an annual analysis of goodwill during the fourth quarter of each year. Based on the Company's 2004 impairment analysis, no impairments were identified, and no indicators of impairment were identified during the six months ended June 30, 2005.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows; the estimated useful or contractual life of the asset; and the contract or product supporting the asset. No impairment losses were incurred during the six months ended June 30, 2005 and 2004.

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

The following table reconciles the changes to the product warranty liability, which is included in other accrued liabilities on the accompanying condensed consolidated balance sheets, for the period indicated (in thousands):

                                         Balance at                            Balance at
                                         Beginning   Warranty     Warranty      End of
                                         of Period     Usage      Expensed      Period
                                        -----------  ---------  -------------  ---------
Six months ended June 30, 2005.......  $       136  $     (37) $          19  $     118

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims against the Company's products. The term of these agreements varies, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indemnification clauses and no liabilities have been recorded for this obligation on the Company's balance sheets as of June 30, 2005 or December 31, 2004.

NOTE 8. RESTRUCTURING CHARGES

Upon the consummation of the acquisition of Computer Motion, Intuitive's management approved plans to restructure the operations of the combined entity. The restructuring plan eliminated redundant activities and infrastructure. The Company now has a single sales and marketing organization and has consolidated all manufacturing and administrative functions in Sunnyvale, California. Based upon the restructuring plan, the Company recorded a $3.4 million accrual in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." In accordance with EITF No. 95-3, the restructuring accrual has been recorded as a component of the purchase price. The accrual was comprised of $2.6 million for employee severance costs, which was substantially paid out by the end of 2004, and $0.8 million to exit existing lease commitments. The Company has estimated vacancy periods of between one month and three years between exiting various sites and realizing subleasing proceeds. The Company increased the accrual for the estimated losses to be incurred to sublet vacated facilities by $0.2 million in 2004 due to the change in assumptions used to calculate the losses on subleasing the vacated facilities. This amount was recorded as an adjustment to goodwill.

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

The following table summarizes the restructuring activity for the periods indicated (in thousands):

                                                    EITF No. 95-3          SFAS No. 146
                                             ----------------------  ---------------------
                                              Employee     Lease     Employee     Lease
                                             Severance   Commitments Severance  Commitments Total
                                             ----------  ----------  ---------  ---------  --------
Cost accrued............................... $    2,629  $      816  $     410  $     525  $  4,380
Cash payments, net of subleasing proceeds..     (2,781)       (593)      (410)      (207)   (3,991)
Currency impact............................        (23)        (23)        --         --       (46)
Adjustments................................        175         200         --       (177)      198
                                             ----------  ----------  ---------  ---------  --------
  Balance at December 31, 2004.............         --         400         --        141       541
Cash payments, net of subleasing proceeds..         --         (96)        --        (48)     (144)
                                             ----------  ----------  ---------  ---------  --------
  Balance at June 30, 2005................. $       --  $      304  $      --  $      93  $    397
                                             ==========  ==========  =========  =========  ========

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss), which primarily consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive loss is displayed as a separate component of stockholders' equity in the accompanying condensed consolidated balance sheets. The components of comprehensive income consist of the following (in thousands):

                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                        --------------------  --------------------
                                           2005       2004       2005       2004
                                        ---------  ---------  ---------  ---------
Net income, as reported............... $  14,784  $   4,830  $  23,888  $   5,683
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.......................        14        (27)        50        (57)
  Change in unrealized gain (loss)
    on available-for-sale securities..       321     (1,351)      (512)    (1,107)
                                        ---------  ---------  ---------  ---------
Comprehensive income.................. $  15,119  $   3,452  $  23,426  $   4,519
                                        =========  =========  =========  =========

The components of accumulated other comprehensive loss were as follows (in thousands):

                                              June 30,    December 31,
                                                2005         2004
                                            ------------  -----------
Accumulated net unrealized loss on
  available-for-sales securities.......... $       (938) $      (427)
Foreign currency translation
  adjustments.............................           84           35

Total accumulated other comprehensive       ------------  -----------
  loss.................................... $       (854) $      (392)
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

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data).

                                            Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                         -----------------------  -------------------------
                                            2005         2004        2005         2004
                                         -----------  ----------  -----------  ------------
Net income............................. $    14,784  $    4,830  $    23,888  $      5,683
Basic:
  Weighted-average shares outstanding..      34,790      33,559       34,655        33,421
                                         ===========  ==========  ===========  ============
  Basic net income per common share.... $      0.42  $     0.14  $      0.69  $       0.17
                                         ===========  ==========  ===========  ============
Diluted:
  Weighted-average shares outstanding
    used in basic calculation..........      34,790      33,559       34,655        33,421
  Add common stock equivalents.........       2,454         651        2,478           749
                                         -----------  ----------  -----------  ------------
  Weighted-average shares used in
    computing diluted net income
    per common share...................      37,244      34,210       37,133        34,170
                                         ===========  ==========  ===========  ============
  Diluted net income per common share.. $      0.40  $     0.14  $      0.64  $       0.17
                                         ===========  ==========  ===========  ============

Potential weighted-average common shares excluded from the computation of diluted net income per share as their effect would be antidilutive were 837,000 shares and 2,143,000 shares, respectively, for the three months ended June 30, 2005 and 2004, and 657,000 shares and 1,868,000 shares, respectively, for the six months ended June 30, 2005 and 2004. The exercise price of these options exceeded the average market price during the three-month and six-month periods mentioned above. These shares could, however, potentially dilute basic income per share in the future.

NOTE 11. INCOME TAX

Tax expense for interim periods is computed on the basis of a projected effective tax rate for the full year. The Company's effective tax rates for the three and six month periods ended June 30, 2005 were approximately 9% and 8%, respectively, compared to 5% for both periods in 2004. The tax rate in the second quarter of fiscal 2005 brings the Company's year-to-date tax rate to the anticipated full year rate of 8%. The fiscal 2005 tax rates include the anticipated current tax liability, the anticipated benefits from utilizing tax deductions related to stock option plans, and the anticipated tax benefit that will be derived from the utilization of the loss carryovers obtained as a result of the Computer Motion acquisition in 2003. When any portion of the Computer Motion's loss carryovers are utilized based on tax return ordering rules (older year losses utilized first), tax expense is recorded and goodwill related to the Computer Motion acquisition is reduced. The fiscal 2005 effective tax rates are higher than those of fiscal 2004 because of the utilization of some Computer Motion loss carryovers.

The effective tax rate for fiscal 2005 continues to reflect a full valuation allowance against the Company's deferred tax assets. The Company evaluates the realizability of the deferred tax assets every quarter. Should the Company determine that it is more likely than not that the future taxable income will be sufficient to utilize some or all of the deferred tax assets, the Company will release some or all of the valuation allowance. The release of this valuation allowance would result in a combination of tax provision benefit (reduced expense or negative expense) and a decrease in the goodwill recorded as a result of the Computer Motion acquisition.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space for research and development in Milford, Connecticut and sales office space in St. Germain en Laye, France. In connection with the acquisition of Computer Motion, the Company assumed leases in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of June 30, 2005, the Company sublet approximately 92% of its office space in Goleta.

Future minimum lease commitments, net of sublease income of $941,000 during the next three years, under the Company's operating leases as of June 30, 2005 are as follows (in thousands):

2005 (remaining 6 months)..... $     340
2006..........................       622
2007..........................       337
2008..........................        62
2009..........................        35
                                ---------
  Total....................... $   1,396
                                =========

Rent expense was approximately $40,000 and $0.1 million for the three months ended June 30, 2005 and 2004, respectively. Rent expense was approximately $84,000 and $0.9 million for the six months ended June 30, 2005 and 2004, respectively.

Contingencies

The discussion of the Company's legal proceedings is incorporated by reference from Part II: Other Information - Item 1. Legal Proceedings of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "Intuitive," the "Company," "we," "us," and "our" refer to Intuitive Surgical, Inc.

This management's discussion and analysis of financial condition as of June 30, 2005 and results of operations for the three months and six months ended June 30, 2005 and June 30, 2004 should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Annual Report.

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

Intuitive Surgical®, da Vinci®, InSite®, EndoWrist®, Zeus®, Hermes®, and Aesop® are registered trademarks of Intuitive Surgical, Inc.

OVERVIEW

We design, manufacture and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery-the third generation. The da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary "wristed" instruments. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System is sold for use in multiple surgical specialties, principally urology, cardiac, general, and gynecologic surgery.

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of our revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. In addition, a portion of our revenue comes from the ongoing service of installed da Vinci Surgical Systems. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate revenue through sales of the EndoWrist instrument and accessories and ongoing service. As our business has matured, revenue generated from the sale of instruments, accessories, service and training increased from $15.7 million, or 22% of sales, in 2002 to $29.9 million, or 33% of sales, in 2003 to $60 million, or 43% of sales, in 2004. We have seen a continuation of this trend in 2005 as revenue generated from the sale of instruments, accessories, service and training for the first half of the year grew to $44.6 million, or 47% of sales, from $25.5 million, or 44% of sales, during the first half of 2004. We expect that revenue generated from the sale of instruments, accessories, service and training will continue to grow and become a larger part of overall revenue in the future.

RESULTS OF OPERATIONS

Product Sales (dollars in millions)

                                       June 30,       June 30,                   %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        44.7  $        25.9  $    18.8        73%
Six months ended................... $        78.8  $        48.3  $    30.5        63%

Product sales for the quarter ended June 30, 2005 were $44.7 million, compared to $25.9 million during the quarter ended June 30, 2004. The increase resulted from higher system, instrument, and accessory sales.

System sales increased to $28.4 million in the quarter ended June 30, 2005 from $18.1 million in the quarter ended June 30, 2004, reflecting growth in system unit sales of the da Vinci Surgical Systems and the da Vinci fourth arms. There were 26 da Vinci Surgical Systems sold during the quarter ended June 30, 2005, compared to 19 during the quarter ended June 30, 2004. There were 27 fourth arms sold during the quarter ended June 30, 2005, compared to 15 during the quarter ended June 30, 2004.

Instrument and accessory revenue for the quarter ended June 30, 2005 was $16.2 million, compared to $7.8 million for the quarter ended June 30, 2004. The increase was driven by a larger number of installed systems during the quarter ended June 30, 2005 and higher utilization per system. Increased use of the da Vinci Surgical System for radical prostatectomies contributed substantially to higher second quarter 2005 instrument and accessory sales.

Product sales increased to $78.8 million for the six months ended June 30, 2005 from $48.3 million for the six months ended June 30, 2004. The 63% increase resulted primarily from higher recurring instrument and accessory revenue, higher da Vinci Surgical System unit sales, and higher fourth arm unit sales.

Total system revenue in the first half of 2005 was $49.7 million, compared to $32.6 million during the first half of 2004. We shipped 45 da Vinci Surgical Systems during the first six months of 2005, compared to 33 units shipped during the first six months of 2004. We shipped 46 da Vinci fourth arms during the first six months of 2005, compared to 26 units shipped during the first six months of 2004. We also shipped 13 Aesop systems during the first half of 2005, compared to 9 during the first half of 2004.

Instrument and accessory revenue for the six months ended June 30, 2005 increased to $29.1 million from $15.7 million for the six months ended June 30, 2004, reflecting a growing number of surgical procedures performed by our customers. This growth was driven by a larger base of installed da Vinci Surgical Systems and improved system utilization per site.

 Service Sales (dollars in millions)

                                       June 30,       June 30,                   %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         8.1  $         5.2  $     2.9        56%
Six months ended................... $        15.5  $         9.8  $     5.7        59%

Service sales, comprised of system service, installation and customer training, increased to $8.1 million for the quarter ended June 30, 2005 from $5.2 million for the quarter ended June 30, 2004. The increase resulted primarily from a larger base of the da Vinci Surgical Systems generating service revenue in 2005. The base of the da Vinci Surgical Systems generating service revenue grew to approximately 298 entering the second quarter of 2005, compared to approximately 203 entering the second quarter of 2004. The increase of 95 was comprised of 14 systems sold in the second quarter of 2003 coming out of the warranty period onto service contracts and 81 systems sold between April 1, 2004 and March 31, 2005, with the first year service deferred according to EITF 00-21. In addition, the average service revenue per site was higher during the second quarter of 2005 compared to the second quarter of 2004 due to a higher percentage of four-arm systems in the installed base. Four-arm systems carry higher service revenue contracts.

Service sales increased to $15.5 million for the first half of 2005 from $9.8 million for the first half of 2004. The increase was primarily due to a larger base of the da Vinci Surgical Systems generating service revenue.

Product Sales Gross Profit (dollars in millions)

                                       June 30,       June 30,                   %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        31.0  $        16.6  $    14.4        87%
Percentage of product sales........          69.4%         64.2%

Six months ended................... $        54.0  $        30.2  $    23.8        79%
Percentage of product sales........          68.5%         62.6%

Product gross profit for the quarter ended June 30, 2005 was $31.0 million, or 69.4% of sales, compared to $16.6 million, or 64.2% of sales, during the quarter ended June 30, 2004. Product gross profit for the six months ended June 30, 2005 was $54.0 million, or 68.5% of sales, compared to $30.2 million, or 62.6% of sales during the six months ended June 30, 2004. The higher gross profit for the quarter and six months ended June 30, 2005 was driven by higher product revenue, as described above. The higher product gross profit percentage was driven by leveraging manufacturing overhead costs across higher product revenue.

Service Sales Gross Profit (dollars in millions)

                                       June 30,       June 30,                   %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         4.6  $         3.0  $     1.6        52%
Percentage of service sales........          57.1%         58.3%

Six months ended................... $         8.9  $         5.2  $     3.6        70%
Percentage of service sales........          57.0%         53.3%

Service sales gross profit for the quarter ended June 30, 2005 was $4.6 million, or 57.1% of sales, compared to $3.0 million, or 58.3% of sales, for the quarter ended June 30, 2004. The higher gross profit for the quarter ended June 30, 2005 was driven by higher service revenue, as described above. The slightly lower second quarter 2005 gross service profit percentage was driven by higher service parts inventory consumption and repair costs.

Service sales gross profit for the six months ended June 30, 2005 was $8.9 million, or 57.0% of sales, compared to $5.2 million, or 53.3% of sales, for the six months ended June 30, 2004. The higher gross profit for the quarter ended June 30, 2005 was driven by higher service revenue, as described above. The higher first half of 2005 gross service profit percentage was driven by leveraging the service and training organization expenses across a larger base of installed systems.

 Selling, General and Administrative Expenses (dollars in millions)

                                       June 30,       June 30,                   %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        15.9  $        11.5  $     4.4        38%
Six months ended................... $        30.1  $        21.8  $     8.4        38%

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the quarter ended June 30, 2005 were $15.9 million, up 38% from $11.5 million for the quarter ended June 30, 2004. Selling, general, and administrative expenses for the six months ended June 30, 2005 were $30.1 million, up 38% from $21.8 million for the six months ended June 30, 2004. The year-over-year increases were primarily due to sales organization headcount growth to support higher sales and higher variable compensation associated with achieving higher revenues and profitability. We have also grown our marketing organization and our administrative infrastructure.

We expect selling, general and administrative expenses to increase in the future to support our expanding business.

Research and Development Expenses (dollars in millions)

                                       June 30,       June 30,                   %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         4.4  $         3.6  $     0.7        20%
Six months ended................... $         8.5  $         8.9  $    (0.4)       (5)%

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies.

Research and development expenses for the quarter ended June 30, 2005 were $4.4 million, compared to $3.6 million for the quarter ended June 30, 2004. The increase was primarily due to increased headcount and higher second quarter 2005 prototyping and other project-related expenses.

Research and development expenses for the six months ended June 30, 2005 were $8.5 million, compared to $8.9 million for the six months ended June 30, 2004. The decrease was primarily due to the elimination of expenses incurred during the first quarter of 2004 that were related to the former Computer Motion Goleta, California site. During the first quarter of 2004, the Goleta site incurred $1.0 million in general operating expenses, comprised of salaries, materials, depreciation, and other expenses. In addition, we recorded a $0.8 million restructuring charge during the quarter ended March 31, 2004 to completely shut down the Goleta site and terminate all remaining Goleta-based employees. Excluding the impact of the Goleta expenses, higher research and development expenses for the quarter ended June 30, 2005 was primarily due to higher prototyping and other project-related expenses.

Research and development costs are expensed as incurred. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Other Income, Net (dollars in millions)

                                       June 30,       June 30,                   %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         1.0  $         0.6  $     0.3        51%
Six months ended................... $         1.7  $         1.2  $     0.4        36%

Other income for the quarter ended June 30, 2005 was $1.0 million, up 51% from $0.6 million for the quarter ended June 30, 2004. Other income for the quarter ended June 30, 2005 was comprised of $1.2 million of interest income, partially offset by foreign exchange losses resulting from euro-based transactions. Other income increased by $0.3 million compared to the second quarter of 2004 primarily due to higher interest earned of $0.6 million, resulting from higher 2005 cash and investment balances and higher 2005 interest rates, partially offset by higher foreign exchange losses.

Other income for the six months ended June 30, 2005 was $1.7 million, up 36% from $1.2 million for the six months ended June 30, 2004. Other income for the six months ended June 30, 2005 was comprised of $2.2 million of interest income, partially offset by foreign exchange losses of $0.5 million resulting from euro-based transactions. Other income increased by $0.5 million compared to the first half of 2004 primarily due to higher interest earned of $0.9 million, resulting from higher interest earned on higher 2005 cash and investment balances and higher 2005 interest rates, partially offset by higher 2005 foreign exchange losses.

Income Tax Expense (dollars in millions)

                                       June 30,       June 30,                   %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         1.5  $         0.3  $     1.2       473%
Six months ended................... $         2.0  $         0.3  $     1.7       583%

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Income tax expense for the quarter ended June 30, 2005 was $1.5 million, or 9.3% of pre-tax income, compared to a 5.2% provision taken during the second quarter of 2004. Income tax expense for the six months ended June 30, 2005 was $2.0 million, or 7.9% of pre-tax income, compared to a 5.0% provision taken during the first half of 2004. The increase in the Company's tax rate during the three and six months ended June 30, 2005 is primarily due to the projected utilization of net operating losses acquired in the acquisition of Computer Motion, Inc.

The tax rate in the second quarter of fiscal 2005 brings our year-to-date tax rate to the anticipated full year rate of 8%. The fiscal 2005 tax rates include the anticipated current tax liability, the anticipated benefits from utilizing tax deductions related to stock option plans, and the anticipated tax benefit that will be derived from the utilization of the loss carryovers obtained as a result of the Computer Motion acquisition in 2003.

The effective tax rate for fiscal 2005 continues to reflect a full valuation allowance against our deferred tax assets. We evaluate the realizability of the deferred tax assets every quarter. Should we determine that it is more likely than not that the future taxable income will be sufficient to utilize some or all of the deferred tax assets, we will release some or all of the valuation allowance. The release of this valuation allowance would result in a combination of tax provision benefit (reduced expense or negative expense) and a decrease in the goodwill recorded as a result of the Computer Motion acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed through the sale of our equity securities and cash generated from operations. Sales of convertible preferred stock have yielded proceeds of approximately $127.3 million and public offerings of our common stock have yielded proceeds of approximately $124.5 million. We have also financed operations through employee stock purchase and option plans as well as equipment financing arrangements. As of June 30, 2005, we had total stockholders equity of $348.0 million and outstanding equipment financing debt of $0.2 million. As of June 30, 2005, we had cash, cash equivalents and short-term investments of $158.5 million, compared to $132.0 million as of December 31, 2004. Working capital as of June 30, 2005 was $171.2 million, compared to $138.3 million as of December 31, 2004. The increase in cash and investments and in working capital resulted primarily from our $23.9 million of net income and $9.2 million of net proceeds realized from stock option and warrant exercises and our employee stock purchase plan for the six months ended June 30, 2005.

Net cash provided by operating activities was $22.8 million for the six months ended June 30, 2005, compared to $11.0 million for the six months ended June 30, 2004. Cash provided by operating activities during the six months ended June 30, 2005 was comprised of net income of $23.9 million and non-cash expenses of $4.7 million, partially offset by consumed working capital of $5.8 million. The $11.0 million of cash provided by operations during the six months ended June 30, 2004 was primarily the result of net income of $5.7 million, non-cash expenses of $3.3 million and net working capital generated of $2.0 million.

Net cash used in investing activities was $29.2 million for the six months ended June 30, 2005, compared to $18.8 million for the six months ended June 30, 2004. Net cash used in investing activities during the six months ended June 30, 2005 resulted mainly from the investment of cash provided by operations into marketable securities of $85.7 million, and was partially offset by the proceeds from sales and maturities of marketable securities of $60.9 million. Net cash used in investing activities during the six months ended June 30, 2004 resulted mainly from investments in property and equipment of $21.4 million.

Net cash provided by financing activities was $8.7 million for six months ended June 30, 2005, compared to $4.8 million for the six months ended June 30, 2004. Net cash provided by financing activities during the six months ended June 30, 2005 resulted mainly from $9.2 million net proceeds realized from stock option and warrant exercises, partially offset by repayments of short-term debt of $0.4 million. Net cash provided by financing activities during the six months ended June 30, 2004 resulted mainly from $5.4 million net proceeds realized from stock option and warrant exercises, partially offset by repayments of long-term debt of $0.6 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations, net of sublease income of $941,000 during the next three years, by payment due date:

Payments by Periods (in millions)

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1.4	$0.7	$0.7	$0.0	$0.0

Purchase obligations for inventory and other goods and services have not been included in the table above as these obligations have remaining terms generally less than one year.

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

FACTORS AFFECTING OPERATING RESULTS

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Due to the nascent nature of our industry, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are subject to change, and we may be unable to continue to generate significant revenues. In addition, our costs may be higher than we anticipated. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended June 30, 2005 and 2004, approximately 52% and 58%, respectively, of our revenues came from the sales of the da Vinci Surgical Systems, which are high revenue dollar items. During the six months ended June 30, 2005 and 2004, approximately 51% and 55%, respectively, of our revenues came from the sales of the da Vinci Surgical Systems. During the three months and six months ended June 30, 2005 and 2004, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 16% of sales for the three months ended June 30, 2005 and 21% of sales for the three months ended June 30, 2004. Sales to markets outside of the United States accounted for approximately 14% of sales for the six months ended June 30, 2005 and 22% of sales for the six months ended June 30, 2004.

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

Because our products, including the da Vinci Surgical System, are commercially distributed, numerous post market regulatory requirements apply, including the following:

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

We have modified the labeling, advertising and user training for the da Vinci Surgical System to call out specific procedures that we believe are within the scope of our existing 510(k) clearances. We cannot assure you that the FDA would agree that all such specific procedures are within the scope of the existing clearances or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since clearance in ways that we believe do not require new 510(k) clearance. We cannot be certain that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes. Computer Motion also modified the hardware and software in its products subsequent to 510(k) clearance without seeking new clearance. We cannot be certain that the FDA would agree with the determinations not to seek new 510(k) clearance for any of these changes. The FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products or Computer Motion's products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include auction-rate securities with rates that re-set generally every 30 days. The weighted average maturity of all of our fixed-rate and variable-rate investments as of June 30, 2005 was approximately 1 year. At June 30, 2005 and December 31, 2004, approximately 37% and 47%, respectively, of our fixed-rate and variable-rate investment portfolio was composed of investments with maturities of one year or less.

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the euro.

For the three months ended June 30, 2005 and 2004, sales denominated in foreign currencies were 9% and 7%, respectively, of total sales. For the six months ended June 30, 2005 and 2004, sales denominated in foreign currencies were 7% and 9%, respectively, of total sales.

Foreign currency fluctuations resulted in approximately $264,000 of foreign exchange loss and $10,000 of foreign exchange gain for the three months ended June 30, 2005 and 2004, respectively. Foreign currency fluctuations resulted in approximately $545,000 and $88,000 of foreign exchange loss for the six months ended June 30, 2005 and 2004, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2004, the University of Miami, a former customer of Computer Motion, filed a lawsuit against our company in the U.S. District Court, Southern District of Florida. We received the complaint in April 2004. The customer alleges that it relied to its detriment on representations made by Computer Motion in connection with Computer Motion's sale of products to the customer, which representations the customer believes were not fulfilled. The customer is seeking damages. We filed a motion to dismiss the fraud-based complaints and an answer defending the breach of contract claim. After discovery was completed, we filed a motion for summary judgment to dismiss the entire case. In January 2005, the Court granted our motion for summary judgment and dismissed the case against us in its entirety. In February 2005, the customer filed an appeal, and the parties are awaiting a decision from the Court of Appeals of the Eleventh Circuit.

In November 2003, Tzamal Jacobson, Ltd., an Israeli company, filed suit against our company and Computer Motion in the District Court in Tel-Aviv - Jaffa, Israel, Civil File 2293/03, alleging breach of a distribution contract and seeking damages. We received the complaint in April 2004. Following the acquisition of Computer Motion, we withdrew Computer Motion's distributorship offer to this Israeli company. We intend to vigorously defend the suit, and have filed a motion to have the case dismissed on jurisdictional grounds. The court has not yet ruled on the motion. Tzamal's request for access to a Company witness for discovery has been granted by the court. Discovery will begin shortly.

In October 2003, SIC System, S.R.L., a former Italian distributor for Computer Motion, filed suit against our company and Computer Motion seeking damages in the Civil Court of Rome, Italy. In the complaint, SIC System alleges that we breached the distribution agreement between SIC System and Computer Motion when, following our acquisition of Computer Motion, we deleted two products previously covered under the distribution agreement. The distribution agreement provides, among other things, that (1) it shall be governed and construed under the laws of the State of California and (2) in the event of any dispute or controversy arising under the distribution agreement or the transactions contemplated thereunder, the parties mutually consent to the exclusive jurisdiction of a court of competent jurisdiction within Santa Barbara County, California. We are defending the lawsuit on both jurisdictional grounds and on the merits. The Italian court has ruled that SIC System's service of process in filing its complaint was defective and has ordered SIC System to re-file its complaint on or about October 6, 2004, which service our company did not receive. The parties continue to dispute the service of process issue. The Italian court has not ruled on jurisdiction or other pending issues pertaining to the applicable law or appropriate forum but has confirmed that the jurisdiction question will be decided first before any other. The parties' briefs are due between late-October and mid-November 2005 with the Italian court's decision expected by year's end.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Stockholders held on May 20, 2005, the stockholders of Intuitive Surgical, Inc. elected Robert W. Duggan and William J. Mercer to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2008. The following table sets forth the votes for each director:

	Votes For	Withheld
Robert W. Duggan	31,863,970	260,722
William J. Mercer	31,693,821	430,871

After the meeting, our Board of Directors consisted of Robert W. Duggan, D. Keith Grossman, Eric H. Halvorson, Richard J. Kramer, Alan J. Levy, William J. Mercer, and Lonnie M. Smith.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Senior Vice President, Chief Financial Officer and Assistant Secretary

Date: August 8, 2005

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002