Form 10-Q
period 2005-09-30
INTUITIVE SURGICAL INC
filed 2005-11-09
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐        NO ☒

      The Registrant had 35,473,426 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2005.

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                               September 30,  December 31,
                                                                   2005          2004
                                                               ------------  ------------
                                                                             (See Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents.................................. $      8,729  $      5,771
  Investments................................................      180,691       126,267
  Accounts receivable, net...................................       43,756        35,443
  Inventory..................................................       12,220         5,966
  Prepaids...................................................        5,146         3,032
  Restricted cash............................................          319           205
                                                               ------------  ------------
          Total current assets...............................      250,861       176,684
Property, plant and equipment, net...........................       29,451        27,065
Restricted cash..............................................           --           319
Intangible assets, net.......................................        4,821         6,221
Goodwill.....................................................      141,750       143,332
Other assets.................................................        1,032           608
                                                               ------------  ------------
          Total assets.......................................      427,915       354,229
                                                               ============  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $      7,497  $      4,485
  Accrued compensation and employee benefits.................       10,368        10,321
  Deferred revenue...........................................       20,655        15,372
  Restructuring accrual......................................          345           541
  Other accrued liabilities..................................        7,313         7,057
  Current portion of notes payable...........................           35           609
                                                               ------------  ------------
          Total current liabilities..........................       46,213        38,385
Deferred revenue.............................................          262           505
Other accrued liabilities....................................          822           407
                                                               ------------  ------------
          Total non-current liabilities......................        1,084           912
Commitments and contingencies................................           --            --
Stockholders' equity:
  Common stock, 100,000,000 shares authorized, $0.001
     par value, 35,437,830 and 34,234,795 shares
     issued and outstanding as of September 30, 2005
     and December 31, 2004, respectively.....................           35            34
  Additional paid-in capital.................................      452,507       430,362
  Accumulated deficit........................................      (70,515)     (114,936)
  Treasury stock, at cost, no shares and 4,461 shares at
     September 30, 2005 and December 31, 2004, respectively..           --          (136)
  Accumulated other comprehensive loss.......................       (1,409)         (392)
                                                               ------------  ------------
          Total stockholders' equity.........................      380,618       314,932
                                                               ------------  ------------
          Total liabilities and stockholders' equity......... $    427,915  $    354,229
                                                               ============  ============

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                               ----------------------  ----------------------
                                                  2005        2004        2005        2004
                                               ---------- -----------  ---------- -----------
Sales:
  Products................................... $   51,667  $   29,262  $  130,501  $   77,583
  Services...................................      9,207       6,231      24,743      16,026
                                               ----------  ----------  ----------  ----------
    Total sales..............................     60,874      35,493     155,244      93,609
Cost of sales:
  Products...................................     14,769       9,798      39,573      27,871
  Services...................................      3,988       2,973      10,664       7,552
                                               ----------  ----------  ----------  ----------
    Total cost of sales......................     18,757      12,771      50,237      35,423
                                               ----------  ----------  ----------  ----------
    Gross profit.............................     42,117      22,722     105,007      58,186
                                               ----------  ----------  ----------  ----------
Operating costs and expenses:
  Selling, general, and administrative.......     16,521      12,600      46,659      34,378
  Research and development...................      4,587       4,635      13,087      13,571
                                               ----------  ----------  ----------  ----------
    Total operating costs and
     expenses................................     21,108      17,235      59,746      47,949
                                               ----------  ----------  ----------  ----------
Income from operations.......................     21,009       5,487      45,261      10,237
Other income, net ...........................      1,430         692       3,107       1,924
                                               ----------  ----------  ----------  ----------
Income before taxes..........................     22,439       6,179      48,368      12,161

Income tax expense...........................      1,719          66       3,760         365
                                               ----------  ----------  ----------  ----------
Net income................................... $   20,720  $    6,113  $   44,608  $   11,796
                                               ==========  ==========  ==========  ==========
Net income per share:
  Basic...................................... $     0.59  $     0.18  $     1.28  $     0.35
                                               ==========  ==========  ==========  ==========
  Diluted ................................... $     0.55  $     0.17  $     1.19  $     0.34
                                               ==========  ==========  ==========  ==========
Shares used in computing net income
  per share:
  Basic......................................     35,154      33,823      34,820      33,556
                                               ==========  ==========  ==========  ==========
  Diluted....................................     38,013      35,305      37,426      34,534
                                               ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            For the Nine Months
                                                            Ended September 30,
                                                         ------------------------
                                                            2005         2004
                                                         -----------  -----------
OPERATING ACTIVITIES:
Net income............................................. $    44,608  $    11,796
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation.........................................       3,536        3,859
  Benefit for doubtful accounts........................         (21)        (320)
  Gain on sales of property and equipment..............          --          270
  Amortization of deferred compensation and stock
   compensation........................................          --           99
  Amortization of intangible assets....................       1,400        1,401
  Acquisition related tax benefits.....................       1,582           --
  Income tax benefits from employee stock option plans.       1,414           --
Changes in operating assets and liabilities:
  Accounts receivable..................................      (8,292)         779
  Prepaids.............................................      (2,132)        (590)
  Inventory............................................      (6,255)       2,192
  Other assets.........................................          96          280
  Accounts payable.....................................       3,049         (688)
  Accrued compensation and employee benefits...........         116        2,149
  Restructuring accrual................................        (196)        (312)
  Other accrued liabilities............................         174       (1,762)
  Deferred revenue.....................................       5,040        2,676
                                                         -----------  -----------
Net cash provided by operating activities..............      44,119       21,829
                                                         -----------  -----------
INVESTING ACTIVITIES:
Acquisition of property and equipment..................      (5,949)     (21,960)
Disposition of property and equipment..................          10           26
Release of restricted cash.............................         205          307
Purchase of investments................................    (152,102)     (77,441)
Proceeds from sales and maturities of
 investments...........................................      96,607       68,243
                                                         -----------  -----------
Net cash used in investing activities..................     (61,229)     (30,825)
                                                         -----------  -----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................      20,753        9,832
Repurchase of common stock.............................         (72)          --
Repayment of notes payable.............................        (574)        (860)
                                                         -----------  -----------
Net cash provided by financing activities..............      20,107        8,972
                                                         -----------  -----------
Effect of exchange rate changes on cash and cash
 equivalents...........................................         (39)         (43)
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...       2,958          (67)
Cash and cash equivalents, beginning of period.........       5,771       11,335
                                                         -----------  -----------
Cash and cash equivalents, end of period............... $     8,729  $    11,268
                                                         ===========  ===========

See accompanying notes to consolidated financial statements.

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical," "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2004 was derived from the audited financial statements included the Company's Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2004. The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Annual Report. The results for the interim period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005 or future operating periods. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

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

                                                     Three Months Ended   Nine Months Ended
                                                         September 30,      September 30,
                                                     ------------------  -------------------
                                                       2005      2004      2005       2004
                                                     --------  --------  ---------  --------
Net income, as reported............................ $ 20,720  $  6,113  $  44,608  $ 11,796
Add:  Total stock-based employee
  compensation expense included in reported
  net income, net of $0 related tax effect.........       --        --         --        99
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of $0 related tax effect.........   (4,030)   (2,429)   (10,159)   (7,546)
                                                     --------  --------  ---------  --------
Pro forma net income............................... $ 16,690  $  3,684  $  34,449  $  4,349
                                                     ========  ========  =========  ========

Net income per share:
  Basic - as reported.............................. $   0.59  $   0.18  $    1.28  $   0.35
  Basic - pro forma................................ $   0.47  $   0.11  $    0.99  $   0.13

  Diluted - as reported............................ $   0.55  $   0.17  $    1.19  $   0.34
  Diluted - pro forma.............................. $   0.44  $   0.10  $    0.92  $   0.13

Option-pricing models require the input of highly subjective assumptions including the expected stock price volatility and expected life of an option. Prior to the third quarter of 2005, the expected volatility assumptions the Company used were solely based on the historical volatility of the Company's common stock. In the third quarter of 2005, the Company modified its approach to estimate future volatility by also considering the implied volatility in market-traded options on the Company's common stock. In addition, before the third quarter of 2005, the expected term of an option was the Company's estimates of the average period of time such options would remain outstanding from the grant date to the exercise date. In the third quarter of 2005, the Company began to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns. The Company believes that its estimates using this modified approach are more indicative of future trends.

The fair value for each stock option award granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                      -------------------   ------------------
                                         2005      2004        2005      2004
                                      --------  ---------   --------  --------
Stock Option Plans:
   Average risk free interest rate.      3.99%     3.24%     3.85%    3.10%
   Average expected life (years)...(1)    5.0        4.0        4.4       4.0
   Volatility......................(2)     47%       68%       53%      70%

Stock Purchase Plan:
   Average risk free interest rate.      2.09%     1.47%     1.97%    1.34%
   Average expected life (years)...       1.4        1.4        1.4       1.2
   Volatility......................(2)     49%       62%       49%      62%

(1) In the third quarter of 2005, management refined the assumption of expected option life to 5 years. In determining the estimate, the Company considered several factors, including the historical option exercise behavior of the employees. For the three and nine months ended September 30, 2005, the Company believes the expected life for options of 5 years and 4.4 years, respectively, are representative of future trends.

(2) For the three and nine months ended September 30, 2004, the Company used the historical volatility to estimate expected stock price volatility used in the computation of stock-based compensation under the fair value method. For the three and nine months ended September 30, 2005, for the employee stock options, the Company used a 5 year and 4.4 year-period, respectively, of blended historical volatility and market-based implied volatility for the computation of stock-based compensation. For the three and nine months ended September 30, 2005, for the stock purchase plan, the Company used the historical volatility of the same term as the expected life. Management believes these estimates of volatility are representative of future trends.

SFAS No. 123 requires the use of highly subjective assumptions within option pricing models to determine the value of employee stock options. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options and amortized over the purchase period for the stock purchase plan.

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

The Company from time to time enters into agreements to indemnify its customers against liability and damages arising from patent claims relating to the Company's products. The term of these agreements varies, but generally, a maximum obligation is not explicitly stated within the agreements. Historically, the Company has not been obligated to make any significant payments related to its customer indemnification clauses and no liabilities have been recorded for this obligation on the Company's balance sheets as of September 30, 2005 or December 31, 2004.

Income Tax

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), "Share Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R will require the Company to expense share-based payment awards with compensation cost for share-based payment awards measure at fair value beginning in the first quarter of 2006. The valuation methods under consideration include the lattice model and the Black-Scholes model. The Company currently uses the Black-Scholes model for the disclosure in "Note 1. Summary of Significant Accounting Policies - Stock-Based Compensation." The Company will use the modified prospective method. The Company is still studying the impact of applying the various provisions of the SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, providing supplemental implementation guidance for SFAS 123R. In particular, the statement includes guidance related to share-based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. SAB 107 also provides guidance on the classification of compensation expense associated with share-based payment awards and accounting for the income tax effects of share-based payment awards upon the adoption of SFAS 123R. The Company is currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.

The Company currently measures compensation costs related to share-based payment under APB 25, as allowed by SFAS 123, and provides disclosure in notes to the financial statements as required by SFAS 123. The Company expects the adoption of SFAS 123R and SAB 107 will have a material adverse impact on the net income and net income per share.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154").  SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle.  Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.  The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

NOTE 2. CONCENTRATIONS OF RISK

Financial instruments which subject the Company to potential risk consist of its cash equivalents, short-term investments, and accounts receivable. The counterparties to the agreements relating to the Company's investment securities consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal. For the three months and nine months ended September 30, 2005 and 2004, no customer accounted for more than 10% of total sales or accounts receivable. The Company does not require collateral. The Company provides reserves for potential credit losses but has not experienced significant losses to date.

The Company's da Vinci Surgical System, Hermes Control Center, AESOP Endoscope Positioner and related instruments and accessories accounted for all of the Company's product sales for the three and nine months ended September 30, 2005 and 2004. Purchases of certain key parts and components used to manufacture the Company's products are made from limited supply sources. The inability of any of these suppliers to fulfill the Company's supply requirements may negatively impact future operating results.

The Company operates in one segment: the development and marketing of products designed for use in surgery. The distribution of sales by geographic location is as follows (in thousands):

                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                               --------------------- ---------------------
                                   2005       2004       2005       2004
                                ---------  ---------  ---------  ---------
Domestic...................... $  49,879  $  27,819  $ 130,888  $  72,999
International.................    10,995      7,674     24,356     20,610
                                ---------  ---------  ---------  ---------
  Total sales................. $  60,874  $  35,493  $ 155,244  $  93,609
                                =========  =========  =========  =========

NOTE 3. CASH AND CASH EQUIVALENTS

Intuitive Surgical considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates market value at September 30, 2005 and December 31, 2004. Approximately $3.9 million and $1.7 million of money market instruments were included in cash and cash equivalents at September 30, 2005 and December 31, 2004, respectively.

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

The following table presents the fair value of available-for-sale securities included in short-term investments as of the respective dates (in thousands):

                              September 30,      December 31,
                                  2005              2004
                           -----------------  -----------------
U.S. corporate debt...... $          85,002  $          54,430
U.S. government debt.....            56,840             33,188
Municipal debt...........            38,849             38,649
                           -----------------  -----------------
  Total.................. $         180,691  $         126,267
                           =================  =================

NOTE 5. INVENTORY

Inventory is stated at the lower of cost or market value. Cost is computed using standard costs, which approximates actual cost on a first-in, first-out basis. Inventory consists of the following (in thousands):

                               September 30,  December 31,
                                   2005          2004
                               ------------  ------------
Raw materials................ $      4,486  $      2,404
Work-in-process..............        3,139         1,183
Finished goods...............        4,595         2,379
                               ------------  ------------
  Total...................... $     12,220  $      5,966
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

The following table represents the changes in goodwill for the nine months ended September 30, 2005 (in thousands):

Balance at December 31, 2004...... $  143,332
Acquisition related tax benefits..     (1,582)
                                     ---------
Balance at September 30, 2005..... $  141,750
                                     =========

Other purchased intangible assets represent patents, which are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of generally six or seven years.

Net intangible assets is comprised of the following (in thousands):

                                                    September 30, 2005
                                    -----------------------------------------------
                                                 Accumulated
                                      Gross     Amortization  Impairment     Net
                                    ---------   ------------  ----------  ---------
Developed technology.............  $   3,500   $        250  $    3,250  $      --
Core technology..................      3,300          1,060          --      2,240
Customer relationships...........      1,300            700          --        600
Patents..........................      7,310          5,445          --      1,865
Other intangible assets..........        500             93         291        116
                                    ---------   ------------  ----------  ---------
  Total intangible assets, net...  $  15,910   $      7,548  $    3,541  $   4,821
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
                                    =========   ============  ==========  =========

Amortization expense related to intangible assets was $0.5 million for each of the three months ended September 30, 2005 and 2004. Amortization expense related to intangible assets was $1.4 million for each of the nine months ended September 30, 2005 and 2004.

Estimated future amortization expense related to intangible assets at September 30, 2005 is as follows (in thousands):

        Fiscal Year
----------------------------
2005 (remaining 3 months)...  $      467
2006........................       1,275
2007........................       1,078
2008........................         811
2009........................         811
Thereafter..................         379
                                ---------
  Total.....................  $    4,821
                                =========

Impairment of Goodwill

The Company has elected to perform an annual analysis of goodwill during the fourth quarter of each year. Based on the Company's 2004 impairment analysis, no impairments were identified, and no indicators of impairment were identified during the nine months ended September 30, 2005.

Impairment of Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows; the estimated useful or contractual life of the asset; and the contract or product supporting the asset. No impairment losses were incurred during the nine months ended September 30, 2005 and 2004.

NOTE 7. INVESTMENTS IN NON-CONSOLIDATED COMPANIES

At September 30, 2005, the equity investments in non-consolidated companies consisted of investments in a privately-held company of approximately $0.5 million. At December 31, 2004, the Company did not have any equity investments in non-consolidated companies. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over the other company's operations. The Company periodically monitors the equity investments for impairment and will record reductions in carrying values if and when necessary. For the three months and nine months ended September 30, 2005, the Company has not recorded any impairment loss on the investment. The Company believes that the carrying value of the investment in the non-consolidated company approximated its fair value at September 30, 2005.

NOTE 8. OTHER ACCRUED LIABILITIES

The Company's other current accrued liabilities is comprised of the following (in thousands):

                                     September 30,   December 31,
                                         2005           2004
                                     ------------   -------------
Sales tax and VAT payable.......... $      1,592   $       1,285
Professional services accrual......        1,115           1,261
Travel accrual.....................          721             519
Customer training accrual..........          868             927
Other..............................        3,017           3,065
                                     ------------   -------------
  Total............................ $      7,313   $       7,057
                                     ============   =============

NOTE 9. RESTRUCTURING CHARGES

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

Subsequent to the Computer Motion acquisition, based on the Company's cost structure and future development plans, the Company determined to completely shut down the Goleta research and development facility. This plan called for exiting the last Goleta rented facility and terminating the employment of all of the Goleta-based employees. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded $0.4 million of one-time employee termination costs, which were paid out by the end of 2004. In 2004, the Company completed the shutdown of the Goleta research and development facilities and accrued $0.5 million of lease commitment costs to exit the leased facility. The Company later decreased its restructuring liability by $0.2 million due to the changes in estimates of subleasing proceeds. The charges incurred were recorded in research and development expenses on the condensed consolidated statement of operations. The Company expects to fully utilize the accrual by the third quarter of 2007, when existing lease commitments expire.

The following table summarizes the restructuring activity for the periods indicated (in thousands):

                                                   EITF No. 95-3          SFAS No. 146
                                             ----------------------  ---------------------
                                              Employee     Lease     Employee     Lease
                                             Severance   Commitments Severance  Commitments Total
                                             ----------  ----------  ---------  ---------  --------
Cost accrued............................... $    2,629  $      816  $     410  $     525  $  4,380
Cash payments, net of subleasing proceeds..     (2,781)       (593)      (410)      (207)   (3,991)
Currency impact............................        (23)        (23)        --         --       (46)
Adjustments................................        175         200         --       (177)      198
                                             ----------  ----------  ---------  ---------  --------
  Balance at December 31, 2004.............         --         400         --        141       541
Cash payments, net of subleasing proceeds..         --        (138)        --        (58)     (196)
                                             ----------  ----------  ---------  ---------  --------
  Balance at September 30, 2005............ $       --  $      262  $      --  $      83  $    345
                                             ==========  ==========  =========  =========  ========

NOTE 10. COMPREHENSIVE INCOME

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

                                         Three Months Ended     Nine Months Ended
                                             September 30,        September 30,
                                        --------------------  --------------------
                                           2005       2004       2005       2004
                                        ---------  ---------  ---------  ---------
Net income, as reported............... $  20,720  $   6,113  $  44,608  $  11,796
Other comprehensive income (loss):
  Foreign currency translation
    adjustments.......................         4         11         54        (46)
  Change in unrealized gain (loss)
    on available-for-sale securities..      (559)       243     (1,071)      (864)
                                        ---------  ---------  ---------  ---------
Comprehensive income.................. $  20,165  $   6,367  $  43,591  $  10,886
                                        =========  =========  =========  =========

The components of accumulated other comprehensive loss were as follows (in thousands):

                                            September 30, December 31,
                                                2005         2004
                                            ------------  -----------
Accumulated net unrealized loss on
  available-for-sales securities.......... $     (1,498) $      (427)
Foreign currency translation
  adjustments.............................           89           35

Total accumulated other comprehensive       ------------  -----------
  loss.................................... $     (1,409) $      (392)
                                            ============  ===========

NOTE 11. NET INCOME PER SHARE

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

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data).

                                            Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                         -----------------------  -------------------------
                                            2005         2004        2005         2004
                                         -----------  ----------  -----------  ------------
Net income............................. $    20,720  $    6,113  $    44,608  $     11,796
Basic:
  Weighted-average shares outstanding..      35,154      33,823       34,820        33,556
                                         ===========  ==========  ===========  ============
  Basic net income per common share.... $      0.59  $     0.18  $      1.28  $       0.35
                                         ===========  ==========  ===========  ============
Diluted:
  Weighted-average shares outstanding
    used in basic calculation..........      35,154      33,823       34,820        33,556
  Add common stock equivalents.........       2,859       1,482        2,606           978
                                         -----------  ----------  -----------  ------------
  Weighted-average shares used in
    computing diluted net income
    per common share...................      38,013      35,305       37,426        34,534
                                         ===========  ==========  ===========  ============
  Diluted net income per common share.. $      0.55  $     0.17  $      1.19  $       0.34
                                         ===========  ==========  ===========  ============

The Company has factored in the current portion of the tax benefits attributable to stock option exercises in calculating the common stock equivalents for the three months and nine months ended September 30, 2005. The Company has not factored in the deferred tax benefits attributable to stock option exercise in calculating the common stock equivalents due to the valuation allowance provided on the Company's net deferred tax assets.

Potential weighted-average common shares excluded from the computation of diluted net income per share as their effect would be antidilutive were 23,000 shares and 193,000 shares, respectively, for the three months ended September 30, 2005 and 2004, and 9,000 shares and 359,000 shares, respectively, for the nine months ended September 30, 2005 and 2004. The exercise price of these options exceeded the average market price during the three-month and nine-month periods mentioned above. These shares could, however, potentially dilute basic income per share in the future.

NOTE 12. INCOME TAX

Tax expense for interim periods is computed on the basis of a projected effective tax rate for the full year.  The Company's effective tax rates for the three and nine month periods ended September 30, 2005 were approximately 8% for both periods compared to 5% for both periods in 2004.  The fiscal 2005 tax rates reflect the Company's anticipated current tax liability, as the Company continues to maintain a full valuation allowance against the deferred tax assets. The fiscal 2005 effective tax rates are higher than those of fiscal 2004 because of the utilization of some Computer Motion loss carryovers. When any portion of the Computer Motion loss carryovers are utilized based on tax return ordering rules (older year losses utilized first), tax expense is recorded and goodwill related to the Computer Motion acquisition is reduced.

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

NOTE 13. RELATED PARTIES TRANSACTION

In September 2005, the Company entered into a cross-licensing agreement with Hansen Medical Inc. ("Hansen Medical"), a privately-held medical device company. Hansen Medical's Chief Executive Officer is one of the Company's founders. Under the cross-licensing agreement, the Company granted to Hansen Medical a co-exclusive, worldwide, non-assignable, royalty-bearing license to certain of the Company's patents and patent applications in the field of intravascular approaches for the diagnosis and treatment of cardiovascular, neurovascular and peripheral vascular diseases. In exchange, the Company received a co-exclusive, worldwide, fully paid, non-assignable and royalty-free license to certain of Hansen Medical's patents and patent applications in the field of endoscopic, laparoscopic, thoracoscopic or open diagnosis and/or surgical procedures, including endoluminal applications in gastrointenstinal, respiratory, ENT, urologic and gynecologic surgery; the right to receive royalties on Hansen Medical's future product sales; and equity in Hansen Medical. The Company recorded the equity investment in other assets on the balance sheet (See Note 7).

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space for research and development in Milford, Connecticut and sales office space in St. Germain en Laye, France. In connection with the acquisition of Computer Motion, the Company assumed leases in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of September 30, 2005, the Company sublet approximately 90% of its office space in Goleta.

Future minimum lease commitments, net of sublease income of $806,000 during the next three years, under the Company's operating leases as of September 30, 2005 are as follows (in thousands):

2005 (remaining 3 months)..... $     174
2006..........................       647
2007..........................       359
2008..........................        71
2009..........................        35
                                ---------
  Total....................... $   1,286
                                =========

Rent expense was approximately $45,000 and $0.1 million for the three months ended September 30, 2005 and 2004, respectively. Rent expense was approximately $130,000 and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Contingencies

The discussion of the Company's legal proceedings is incorporated by reference from Part II: Other Information - Item 1. Legal Proceedings of this report.

NOTE 15. SUBSEQUENT EVENTS

The Company has committed to make a capital contribution to Hansen Medical of approximately $0.4 million in the fourth quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition as of September 30, 2005 and results of operations for the three months and nine months ended September 30, 2005 and September 30, 2004 should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Annual Report.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but not limited to, statements of our plans, product sales, expectation of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources and trends. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "may," "can," "if," "will," "could," "would," "might," "intend," "plan," "expect," "likely," "potential," "possibility," "target" or "anticipate" or the negative of these terms or other comparable terminology. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Factors Affecting Operating Results" below as well as those discussed elsewhere. The reader is cautioned not to place undue reliance on these forward looking statements and projections, which reflect management's analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements and projections to reflect events or circumstances occurring after the date of this Form 10-Q.

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

During the second quarter of 2003, we have launched the fourth surgical arm upgrade for the da Vinci Surgical System. This extra arm is sold as either part of a new system installation or as an upgrade to a previously sold unit. The extra arm provides additional clinical surgery capability for more complex procedures by enabling the surgeons to manipulate an additional instrument. In addition, the fourth arm product creates an opportunity to reduce operating room support staff by potentially eliminating the need for an assistant surgeon.

To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of our revenues have come from sales of EndoWrist instruments and accessories, which are lower revenue dollar items. In addition, a portion of our revenue comes from the ongoing service of installed da Vinci Surgical Systems. Due to the high dollar revenue per system sold, small variations in system unit sales may cause revenue to vary significantly from quarter to quarter. During the useful life of each installed da Vinci Surgical System, we expect to generate revenue through sales of the EndoWrist instrument and accessories and ongoing service. As our business has matured, revenue generated from the sale of instruments, accessories, service and training increased from $15.7 million, or 22% of sales, in 2002 to $29.9 million, or 33% of sales, in 2003 to $60 million, or 43% of sales, in 2004. We have seen a continuation of this trend in 2005 as revenue generated from the sale of instruments, accessories, service and training for the nine months ended September 30, 2005 grew to $71.9 million, or 46% of sales, from $42.0 million, or 45% of sales, for the nine months ended September 30, 2004. We expect that revenue generated from the sale of instruments, accessories, service and training will continue to grow and become a larger part of overall revenue in the future.

RESULTS OF OPERATIONS

Product Sales (dollars in millions)

                                     September 30,  September 30,                %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        51.7  $        29.3  $    22.4        77%
Nine months ended.................. $       130.5  $        77.6  $    52.9        68%

Product sales for the three months ended September 30, 2005 were $51.7 million, compared to $29.3 million during the three months ended September 30, 2004. The increase resulted from higher system, instrument, and accessory sales.

System sales increased to $33.6 million in the three months ended September 30, 2005 from $19.0 million in the three months ended September 30, 2004, resulting primarily from the growth in system unit sales of the da Vinci Surgical Systems and the da Vinci fourth arms. We shipped 30 da Vinci Surgical Systems during the three months ended September 30, 2005, compared to 18 during the three months ended September 30, 2004. We shipped 27 fourth arms during the three months ended September 30, 2005, compared to 15 during the three months ended September 30, 2004.

Instrument and accessory sales for the three months ended September 30, 2005 was $18.1 million, compared to $10.3 million for the three months ended September 30, 2004. The increase was driven by a larger base of installed systems during the three months ended September 30, 2005 and higher utilization of limited-life instruments and accessories per system. Increased use of the da Vinci Surgical System for radical prostatectomies contributed substantially to higher third quarter 2005 instrument and accessory sales.

Product sales increased to $130.5 million for the nine months ended September 30, 2005 from $77.6 million for the nine months ended September 30, 2004. The 68% increase resulted primarily from higher da Vinci Surgical System unit sales, higher fourth arm unit sales, and higher recurring instrument and accessory revenue.

System sales for the nine months ended September 30, 2005 was $83.3 million, compared to $51.7 million for the nine months ended September 30, 2004. We shipped 75 da Vinci Surgical Systems during the first nine months of 2005, compared to 51 units shipped during the first nine months of 2004. We shipped 73 da Vinci fourth arms during the first nine months of 2005, compared to 41 units shipped during the first nine months of 2004. We also shipped 18 Aesop systems for the nine months ended September 30, 2005, compared to 17 during the nine months ended September 30, 2004.

Instrument and accessory revenue for the nine months ended September 30, 2005 increased to $47.2 million from $25.9 million for the nine months ended September 30, 2004, reflecting a growing number of surgical procedures performed by our customers. This growth was driven by a larger base of installed da Vinci Surgical Systems and improved system utilization per site.

 Service Sales (dollars in millions)

                                     September 30,  September 30,                %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         9.2  $         6.2  $     3.0        48%
Nine months ended.................. $        24.7  $        16.0  $     8.7        54%

Service sales, comprised of system service, installation, and customer training, increased to $9.2 million for the three months ended September 30, 2005 from $6.2 million for the three months ended September 30, 2004. The increase resulted primarily from a larger base of the da Vinci Surgical Systems generating service revenue in 2005. The base of the da Vinci Surgical Systems generating service revenue grew to approximately 324 entering the third quarter of 2005, compared to approximately 236 entering the third quarter of 2004. The increase was comprised of the 88 systems sold between July 1, 2004 and June 30, 2005. In addition, the average service revenue per site was higher during the third quarter of 2005 compared to the third quarter of 2004 due to a higher percentage of four-arm systems in the installed base. Four-arm systems carry higher service revenue contracts.

Service sales increased to $24.7 million for the nine months ended September 30, 2005 from $16.0 million for the nine months ended September 30, 2004. The increase was primarily due to a larger base of the da Vinci Surgical Systems generating service revenue.

Product Sales Gross Profit (dollars in millions)

                                     September 30,  September 30,                %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        36.9  $        19.5  $    17.4        90%
Percentage of product sales........          71.4%         66.5%

Nine months ended.................. $        90.9  $        49.7  $    41.2        83%
Percentage of product sales........          69.7%         64.1%

Product gross profit for the three months ended September 30, 2005 was $36.9 million, or 71.4% of product sales, compared to $19.5 million, or 66.5% of product sales, during the three months ended September 30, 2004. Product gross profit for the nine months ended September 30, 2005 was $90.9 million, or 69.7% of product sales, compared to $49.7 million, or 64.1% of product sales during the nine months ended September 30, 2004. The higher gross profit for the three months and nine months ended September 30, 2005 was driven by higher product revenue, as described above. The higher product gross profit percentage was driven by leveraging manufacturing overhead costs across higher product revenue and a higher 2005 da Vinci Surgical System average selling price.

Service Sales Gross Profit (dollars in millions)

                                     September 30,  September 30,                %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         5.2  $         3.3  $     2.0        60%
Percentage of service sales........          56.7%         52.3%

Nine months ended.................. $        14.1  $         8.5  $     5.6        66%
Percentage of service sales........          56.9%         52.9%

Service sales gross profit for the three months ended September 30, 2005 was $5.2 million, or 56.7% of service sales, compared to $3.3 million, or 52.3% of service sales, for the three months ended September 30, 2004. Service sales gross profit for the nine months ended September 30, 2005 was $14.1 million, or 56.9% of service sales, compared to $8.5 million, or 52.9% of service sales, for the nine months ended September 30, 2004. The higher gross profit for the three months and nine months ended September 30, 2005 was driven by higher service revenue, as described above. The higher 2005 gross service profit percentage was driven by leveraging the service and training organization expenses across a larger base of installed systems.

 Selling, General and Administrative Expenses (dollars in millions)

                                     September 30,  September 30,                %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $        16.5  $        12.6  $     3.9        31%
Nine months ended.................. $        46.7  $        34.4  $    12.3        36%

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2005 were $16.5 million, up 31% from $12.6 million for the three months ended September 30, 2004. Higher selling, general and administrative expenses for the three months ended September 30, 2005 were driven by $3.5 million of higher compensation and $0.6 million of higher travel costs mostly associated with sales organization growth to support higher sales, which is partially offset by the lower consulting fees and legal expenses. We have also grown our marketing organization and our administrative infrastructure.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $46.7 million, up 36% from $34.4 million for the nine months ended September 30, 2004. Higher selling, general and administrative expenses for the nine months ended September 30, 2005 were primarily driven by $7.5 million higher compensation and $1.5 million higher travel costs mostly associated with sales organization growth to support higher sales. We have also grown our marketing organization and our administrative infrastructure.

We expect selling, general and administrative expenses to increase in the future to support our expanding business.

Research and Development Expenses (dollars in millions)

                                     September 30,  September 30,                %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         4.6  $         4.6  $      --        -- %
Nine months ended.................. $        13.1  $        13.6  $    (0.5)       (4)%

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies.

Research and development expenses for the three months ended September 30, 2005 and 2004 were $4.6 million.

Research and development expenses for the nine months ended September 30, 2005 were $13.1 million, compared to $13.6 million for the nine months ended September 30, 2004. The decrease was primarily due to the elimination of expenses incurred during the first quarter of 2004 that were related to the former Computer Motion Goleta, California site. During the first quarter of 2004, the Goleta site incurred $1.0 million in general operating expenses, comprised of salaries, materials, depreciation, and other expenses. In addition, we recorded a $0.8 million restructuring charge during the quarter ended March 31, 2004 to completely shut down the Goleta site and terminate all remaining Goleta-based employees. Excluding the impact of the first quarter 2004 Goleta expenses, higher research and development expenses for the nine months ended September 30, 2005 were primarily due to organizational growth, higher prototyping, and other project-related expenses.

Research and development costs are expensed as incurred. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Other Income, Net (dollars in millions)

                                     September 30,  September 30,                %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         1.4  $         0.7  $     0.7       107%
Nine months ended.................. $         3.1  $         1.9  $     1.2        61%

Other income for the three months ended September 30, 2005 was $1.4 million, compared to $0.7 million for the three months ended September 30, 2004. Other income increased primarily due to higher interest earned, resulting from higher 2005 cash and investment balances and higher 2005 interest rates.

Other income for the nine months ended September 30, 2005 was $3.1 million, up 61% from $1.9 million for the nine months ended September 30, 2004. Other income for the nine months ended September 30, 2005 was comprised of $3.7 million of interest income, partially offset by foreign exchange losses of $0.6 million resulting from euro-based transactions. Other income increased by $1.2 million compared to the nine months ended September 30, 2004 primarily due to higher interest earned of $1.6 million, resulting from higher 2005 cash and investment balances and higher 2005 interest rates, partially offset by higher 2005 foreign exchange losses of $0.5 million and lower interest expense of $0.1 million.

Income Tax Expense (dollars in millions)

                                     September 30,  September 30,                %
                                         2005           2004        Change    Change
                                     -------------  -------------  --------- ---------
Three months ended................. $         1.7  $         0.1  $     1.6     2,505%
Nine months ended.................. $         3.8  $         0.4  $     3.4       930%

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Income tax expense for the three months ended September 30, 2005 was $1.7 million, or 7.7% of pre-tax income, compared to a 1.1% provision taken during the third quarter of 2004. Income tax expense for the nine months ended September 30, 2005 was $3.8 million, or 7.8% of pre-tax income, compared to a 3.0% provision taken during the nine months ended September 30, 2004. The fiscal 2005 tax rates reflect our anticipated current tax liability, as we continue to maintain a full valuation allowance against our deferred tax assets. The increase in our tax rate during the three and nine months ended September 30, 2005 is primarily due to the projected utilization of net operating losses acquired in the acquisition of Computer Motion.

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

LIQUIDITY AND CAPITAL RESOURCES

Our operations have been financed through the sale of our equity securities and cash generated from operations. Sales of convertible preferred stock have yielded proceeds of approximately $127.3 million and public offerings of our common stock have yielded proceeds of approximately $124.5 million. We have also financed operations through employee stock purchase and option plans as well as equipment financing arrangements. As of September 30, 2005, we had cash, cash equivalents and short-term investments of $189.4 million, compared to $132.0 million as of December 31, 2004. Working capital as of September 30, 2005 was $204.6 million, compared to $138.3 million as of December 31, 2004. The increase in cash and investments and in working capital resulted primarily from our $44.6 million of net income and $20.7 million of net proceeds realized from stock option and warrant exercises and our employee stock purchase plan for the nine months ended September 30, 2005.

Net cash provided by operating activities was $44.1 million for the nine months ended September 30, 2005 compared to $21.8 million for the nine months ended September 30, 2004. Net cash provided by operating activities during the nine months ended September 30, 2005 was comprised of net income of $44.6 million and non-cash expenses of $7.9 million, partially offset by consumed working capital of $8.4 million. The $21.8 million of net cash provided by operating activities during the nine months ended September 30, 2004 resulted from net income of $11.8 million, non-cash expenses of $5.3 million and net working capital generated of $4.7 million.

Net cash used in investing activities was $61.2 million for the nine months ended September 30, 2005, compared to $30.8 million for the nine months ended September 30, 2004. Net cash used in investing activities during the nine months ended September 30, 2005 resulted primarily from purchases of marketable securities of $152.1 million, and was partially offset by the proceeds from sales and maturities of marketable securities of $96.6 million. Net cash used in investing activities during the nine months ended September 30, 2004 resulted mainly from investments in fixed assets of $22.0 million, comprised mostly of our purchase of our Sunnyvale, California facility for $20.0 million during the second quarter of 2004, and the net conversion of cash into short-term investments of $8.9 million.

Net cash provided by financing activities was $20.1 million for nine months ended September 30, 2005, compared to $9.0 million for the nine months ended September 30, 2004. Net cash provided by financing activities during the nine months ended September 30, 2005 resulted mainly from $20.7 million net proceeds realized from stock option and warrant exercises, partially offset by repayments of short-term debt of $0.6 million. Net cash provided by financing activities during the nine months ended September 30, 2004 resulted mainly from $9.8 million net proceeds realized from stock option and warrant exercises, offset by repayments of long-term debt of $0.9 million.

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

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations, which result from our facilities and auto leases, net of sublease income of $806,000 during the next three years, as of September 30, 2005:

Payments by Periods (in millions)

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1.3	$0.7	$0.6	$0.0	$0.0

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

In certain cases, revenue from direct system sales is earned pursuant to multiple-element arrangements that require judgment in the areas of the separability of units of accounting, the fair value of individual elements, customer acceptance, and collectibility. Effective July 1, 2003, we adopted the provisions of EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," on a prospective basis. The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We determined that our multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service, installation, and training. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the undelivered element when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF No. 00-21, we use the residual method to allocate the arrangement consideration when we do not have fair value of the system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for system sales when delivery and acceptance occurs, for installation and training when the services are rendered, and for service ratably over the service period, which is generally one year. Revenue from sales of replacement instruments and accessories is recognized upon delivery. Revenue related to future commitments under separately priced service contracts is deferred and recognized ratably over the service period. We assess probability of collection based on a number of factors, including our past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates each customer's financial position and ultimately its ability to pay according to the original terms of the arrangement.

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

Accounting for stock options. We account for stock-based compensation for our employees presented in Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," and with the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure Amendment of SFAS No. 123." Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation has been recorded for stock options granted to our employees because we have granted stock options to our employees equal to the fair market value of the underlying stock on the date of grant. We have recorded stock-based compensation, primarily related to deferred compensation arising from our initial public offering in 2000 and our acquisition of Computer Motion, Inc. in June 2003.

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Shared-Based Payment which requires public companies to value employee stock options and stock issued under employee stock purchase plans using fair value based method on the option grant date and record it as a stock-based compensation expense. Fair value based models, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107 (SAB 107) to provide further guidance on the valuation models, expected volatility, and expected option term. We currently use the Black-Scholes option-pricing model to calculate the pro forma effect on net income and net income per share if we had applied SFAS No. 123 to employee option grants. See Note 1 to our condensed consolidated financial statements for the disclosure of the pro forma information for the three and nine months ended September 30, 2005 and 2004, if we had applied SFAS No. 123. However, the actual impact on our results of operations upon adoption of the new standard could be significantly different from the pro forma information included in Note 1 to our condensed consolidated financial statements due to variations in estimates and assumptions used in the calculation. In the third quarter of 2005, we modified our approach to estimate the expected stock price volatility and expected option life. We believe the modifications to our estimates will generate assumptions that are more indicative of future trends. The effective date of SFAS No. 123R is for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006. Since we currently account for equity awards granted to our employees under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations.

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

Intangible Assets. We have intangible assets on our balance sheet related to the acquisition of Computer Motion and the acquisition of other patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles for impairment under established accounting guidelines is required on an ongoing basis. Changes in business conditions could potentially require future adjustments to asset valuations. No impairment charge was recorded for the nine months ended September 30, 2005. A considerable amount of judgment is required in calculating this impairment charge, if any, principally in determining market premiums and financial forecasts.

Goodwill. We have goodwill on our balance sheet relating to the acquisition of Computer Motion. Goodwill is recorded as the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, rather is tested for impairment at least annually in the fourth quarter of each fiscal year (more frequently if certain indicators are present). In the event we determine that goodwill has been impaired, we will record an accounting charge for the impairment during the fiscal quarter in which the determination is made. The quoted market price of our common stock was used to determine fair value for the impairment purpose. Our market capitalization continues to support the fair value of our reporting unit. We are required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. Since we currently operate in one reportable segment, all of the goodwill has been assigned to the enterprise as a whole. A considerable amount of judgment is required in calculating this impairment charge, if any, principally in determining the reporting units.

Accounting for investments in non-consolidated companies. From time to time, we hold equity investments in privately-held companies for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies' operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in privately-held companies, the evaluation process is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company's cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with unrelated third party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record an investment loss in our condensed consolidated statement of operations. Estimating the fair value of non-marketable equity investments in companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At September 30, 2005, our equity investments in non-consolidated companies consisted of investments of a privately-held company of approximately $0.5 million. For the three and nine months ended September 30, 2005, we have not recorded any loss on our investment in the privately-held company.

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

RECENT ACCOUNTING PRONOUNCEMENT

See Note 1 under "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

FACTORS AFFECTING OPERATING RESULTS

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY OR BE BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE SIGNIFICANTLY OR DECLINE.

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

Our operating results in any particular period will not be a reliable indication of our future performance. To date, the majority of our revenues have come from the sales of the da Vinci Surgical System, which are high revenue dollar items. A smaller percentage of our revenues have come from sales of EndoWrist instruments and accessories and ongoing service of installed da Vinci Surgical Systems, which are lower revenue dollar items. Due to the high dollar revenue per system sold, small variations in system unit sales may cause our revenue and results of operations to vary significantly from quarter to quarter. If our operating results will be below the expectations of securities analysts or investors, the price of our common stock, and the value of your investment, will likely decline.

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

A relatively small number of customers account for a significant portion of our total revenues. During the three months ended September 30, 2005 and 2004, approximately 55% and 52%, respectively, of our revenues came from the sales of the da Vinci Surgical Systems, which are high revenue dollar items. During the nine months ended September 30, 2005 and 2004, approximately 53% and 54%, respectively, of our revenues came from the sales of the da Vinci Surgical Systems. During the three months and nine months ended September 30, 2005 and 2004, no customer accounted for more than 10% of total sales. However, due to the high average selling price of the da Vinci Surgical System, our failure to add new customers that make significant purchases of our products could reduce our future revenues. The loss or delay of individual orders could have a significant impact on revenues and operating results.

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

There is a learning process involved for surgical teams to become proficient in the use of our products. Broad use of our products will require training of surgical teams. Market acceptance could be delayed by the time required to complete this training. We may not be able to rapidly train surgical teams in numbers sufficient to generate adequate demand for our products. We cannot be certain that our training programs will be cost effective or sufficient to meet our customers' needs.

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

Our business currently depends in large part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 18% of sales for the three months ended September 30, 2005 and 22% of sales for the three months ended September 30, 2004. Sales to markets outside of the United States accounted for approximately 16% of sales for the nine months ended September 30, 2005 and 22% of sales for the nine months ended September 30, 2004.

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

OUR RELIANCE ON SOLE AND LIMITED SOURCE SUPPLIERS COULD HARM OUR ABILITY TO MEET DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.

Some of the components necessary for the assembly of our products are currently provided to us by sole source suppliers or limited source suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. The inability of any of these suppliers to fulfill our supply requirements may negatively impact future operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. We may be unable to obtain alternative sources of limited and sole source components in a timely manner or on reasonable terms, if at all, which would adversely affect our results of operations and profitability. Furthermore, even if we are able to change the manufacturer of a key component of our products, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture our products in a timely manner or within budget.

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

TERMINATION OF RELATIONSHIPS WITH FORMER DISTRIBUTORS OF COMPUTER MOTION COULD RESULT IN EXPENSIVE LITIGATION.

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

RECENT CHANGES IN THE REQUIRED ACCOUNTING TREATMENT FOR STOCK OPTIONS WILL HAVE A MATERIAL ADVERSE IMPACT ON OUR NET INCOME AND NET INCOME PER SHARE AND MAY ADVERSELY AFFECT OUR STOCK PRICE.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) "Share Based Payment ("SFAS 123R"), pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value-based method and record such expense in our consolidated financial statements.  This requirement to expense stock-based compensation awards is effective for public companies for annual periods beginning after June 15, 2005. Accordingly, SFAS 123R will be effective January 1, 2006 for us.  Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in our condensed consolidated financial statements. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. The actual impact on our results of operations upon adoption of the new standard could be significantly different from the pro forma information included in Note 1 to our condensed consolidated financial statements due to variations in estimates and assumptions used in the calculation. These assumptions will require management to predict the future stock performance and employees' stock option exercise behavior, which are beyond management's control. Management will apply our best judgement in making the assumptions. However, the actual stock based compensation expense upon adoption of the new standard could be significantly different from the pro forma information.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. We classify our cash equivalents and marketable securities as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as "variable-rate" if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These "variable-rate" investments primarily include auction-rate securities with rates that re-set generally every 30 days. The weighted average maturity of all of our fixed-rate and variable-rate investments as of September 30, 2005 was approximately 1 year. At September 30, 2005 and December 31, 2004, approximately 58% and 47%, respectively, of our fixed-rate and variable-rate investment portfolio was composed of investments with maturities of one year or less.

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the euro.

For the three months ended September 30, 2005 and 2004, sales denominated in foreign currencies were 11% and 7%, respectively, of total sales. For the nine months ended September 30, 2005 and 2004, sales denominated in foreign currencies were 10% and 7%, respectively, of total sales.

Foreign currency fluctuations resulted in approximately $28,000 of foreign exchange loss and $23,000 of foreign exchange gain for the three months ended September 30, 2005 and 2004, respectively. Foreign currency fluctuations resulted in approximately $572,000 and $65,000 of foreign exchange loss for the nine months ended September 30, 2005 and 2004, respectively.

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

In November 2003, Tzamal Jacobson, Ltd., an Israeli company, filed suit against our company and Computer Motion in the District Court in Tel-Aviv - Jaffa, Israel, Civil File 2293/03, alleging breach of a distribution contract and seeking damages. We received the complaint in April 2004. Following the acquisition of Computer Motion, we withdrew Computer Motion's distributorship offer to this Israeli company. We intend to vigorously defend the suit, and have filed a motion to have the case dismissed on jurisdictional grounds. The court has not yet ruled on the motion. Tzamal's request for access to a company witness for discovery has been granted by the court. Discovery is expected to begin in November 2005.

In October 2003, SIC System, S.R.L., a former Italian distributor for Computer Motion, filed suit against our company and Computer Motion seeking damages in the Civil Court of Rome, Italy. In the complaint, SIC System alleges that we breached the distribution agreement between SIC System and Computer Motion when, following our acquisition of Computer Motion, we deleted two products previously covered under the distribution agreement. The distribution agreement provides, among other things, that (1) it shall be governed and construed under the laws of the State of California and (2) in the event of any dispute or controversy arising under the distribution agreement or the transactions contemplated thereunder, the parties mutually consent to the exclusive jurisdiction of a court of competent jurisdiction within Santa Barbara County, California. We are defending the lawsuit on both jurisdictional grounds and on the merits. The Italian court has ruled that SIC System's service of process in filing its complaint was defective and has ordered SIC System to re-file its complaint on or about October 6, 2004, which service our company did not receive. The parties continue to dispute the service of process issue. The Italian court has not ruled on jurisdiction or other pending issues pertaining to the applicable law or appropriate forum but has confirmed that the jurisdiction question will be decided first before any other. The parties' briefs are due between late-October and mid-November 2005 with the Italian court's decision expected by year's end. In April 2005, Local Health Authority No. 8 of the Region of Veneto, and Local Health Authority No. 9 of the Region of Veneto, both in Italy, (the "Authorities"), customers of SIC System brought suit against SIC System for breach of contract over a purchased Zeus systems. The Authorities seek damage compensation of approximately 3.2 million Euro in the Civil Court of Treviso, Italy. In turn, SIC System has impleaded our company allegedly based on a mutual indemnification provision in the distribution agreement between SIC System and Computer Motion. SIC System alleges that any breach to the Authorities is a result of the alleged breach of the distribution agreement by Computer Motion. Hearings are scheduled for March 2006. We intend to vigorously defend these matters.

In November 2003, we filed a lawsuit against SIC System, S.R.L. in the United States District Court for the Central District of California for declaratory relief, breach of contract and preliminary and permanent injunction. In particular, we sought a judicial declaration of the rights and obligations of the parties under a distribution agreement, specifically that we effectively deleted the products from the distribution agreement, and a preliminary and permanent injunction prohibiting SIC System from proceeding with the Italian action described above. The complaint was served on SIC System in November 2003, and the Court entered default against SIC Systems in March 2004. In August 2004, the Court entered a judgment in favor of our company in the amount of $195,155 for breach of contract. The Court also awarded judgment in favor of our company as to its claim for declaratory relief. The Court awarded judgment in favor of SIC Systems as to our company's claim for preliminary and permanent injunction. We intend to enforce this judgment against SIC System in the Italian portion of the lawsuit.

In March 2005, an individual filed a lawsuit (CV 2005-003931) naming our company as a co-defendant in Maricopa County Superior Court, Arizona for an injury suffered during a procedure in March 2003. The complaint alleges that the patient's jejunum was perforated during the procedure but was not discovered by the surgeon until a few days afterward. We were served with the complaint on or about August 12, 2005. The plaintiff alleges inadequate warnings regarding the risks associated with the use of the robotic instruments, inadequate training for the robotic instruments, and defective product. We believe the allegations are without merit and intend to vigorously defend the suit. In late September 2005, we filed a motion to have the case dismissed for not serving our company the complaint within the required time limit. A response from the plaintiff is expected shortly and a hearing is expected soon thereafter.

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

Date: November 9, 2005

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