Form 10-K
period 2005-12-31
INTUITIVE SURGICAL INC
filed 2006-03-15
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005, based upon the closing price of Common Stock on such date as reported by Nasdaq, was approximately $1,585,939,377. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on February 28, 2006 was 36,470,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INTUITIVE SURGICAL, INC.

2005 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our actual results, operating performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Factors that could cause or contribute to such differences include but are not limited to timing and success of product development and market acceptance of developed products, regulatory approvals, clearances and restrictions, guidelines and recommendations in the healthcare and patient communities, intellectual property positions and litigation, competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates, unanticipated manufacturing disruptions, delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products, charges for option expenses and other costs and other risk factors detailed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other periodic filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

COMPANY BACKGROUND

Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our corporate headquarters located at 950 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitivesurgical.com. In this report, “Intuitive Surgical,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its subsidiaries. Intuitive®, da Vinci®, da Vinci®S™, TilePro™, Solo Surgery™, EndoWrist®, InSite®, AESOP®, HERMES®, ZEUS®, SOCRATES™ and Navigator™ are trademarks of Intuitive Surgical, Inc.

We design, manufacture and market the da Vinci Surgical System, which is an advanced surgical system that we believe represents a new generation of surgery—the third generation. We believe that this new generation of surgery, which we call da Vinci surgery, is a revolutionary advancement similar in scope to the previous two generations of surgery—open surgery and minimally invasive surgery, or MIS. Our da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. By placing computer-enhanced technology between the surgeon and patient, we believe that our system enables surgeons to perform advanced MIS in a manner never before experienced. The da Vinci Surgical System controls Intuitive Surgical endoscopic instruments, including rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, electrocautery, ultrasonic cutters, and accessories during a wide range of surgical procedures. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System provides the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D vision characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of MIS.

In March 1997, surgeons using an early prototype of our technology successfully performed the first da Vinci surgery on humans. Beginning in May 1998, surgeons using our technology successfully performed what we believe were the world’s first computer-enhanced closed chest heart surgeries, including mitral valve repair, dissection of an internal mammary artery and grafting of a coronary artery. In early 2000, surgeons using our technology successfully completed what we believe was the world’s first beating heart bypass procedure through small ports.

The following table summarizes our clearances from the U.S. Food and Drug Administration (FDA) to date:

Date	Clearance
July 2000	General laparoscopic procedures
March 2001	Non-cardiac thoracoscopic procedures
May 2001	Prostatectomy procedures
November 2002	Cardiotomy procedures
July 2004	Cardiac revascularization procedures
March 2005	Urologic surgical procedures
April 2005	Gynecologic surgical procedures
June 2005	Pediatric surgical procedures

As of December 31, 2005, we had sold 401 of our da Vinci Surgical Systems, and surgeons using our technology had successfully completed tens-of-thousands of surgical procedures of various types in major hospitals throughout North America, Europe, the Middle East and Asia.

Open surgery remains the predominant form of surgery and is still used in almost every area of the body. However, the large incisions required for open surgery create trauma to the patient, resulting in longer hospitalization and recovery times, increased hospitalization costs, and additional pain and suffering. Over the past two decades, MIS has reduced trauma to the patient by allowing selected surgeries to be performed through small ports rather than large incisions, often resulting in shorter recovery times, fewer complications and reduced hospitalization costs. MIS has been widely adopted for certain surgical procedures, but it has not been widely adopted within complex surgical procedures.

The da Vinci Surgical System enables surgeons to overcome many of the shortcomings of both open surgery and MIS. Surgeons operate while seated comfortably at a console viewing a bright and sharp 3-D image of the surgical field. This immersive visualization connects the surgeon to the surgical field and the instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, just as he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we have focused on making our technology as simple as possible to use. In our experience, based on thousands of procedures, surgeons can learn to manipulate our instruments with only a limited amount of training as compared to the training required for a surgeon to become skilled in MIS and can learn to perform da Vinci surgery with less training than is required for MIS.

Our products are designed to make a broad range of open surgical and MIS procedures suitable for da Vinci surgery. The da Vinci Surgical System is designed to allow surgeons to perform better surgery while providing patients with the benefits of MIS. We believe that these advantages will enable us to drive a fundamental change in surgery.

We operate our business as one segment as defined by generally accepted accounting principles. Our financial results for the previous three fiscal years are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Next Generation Surgery—da Vinci Surgery

The da Vinci Surgical System is designed to provide the surgeon the range of motion, fine tissue control and 3-D vision characteristic of open surgery while simultaneously allowing the surgeon to work through small ports. All this is accomplished in an intuitive manner, in the same way that the movements of a surgeon’s hands in open surgery are entirely intuitive.

We believe that our technology overcomes many of the limitations of existing MIS tools and techniques in the following ways:

•	Intuitive Instrument Movements. Our technology is designed to directly transform the surgeon’s natural hand movements outside the body into corresponding micro-movements inside the patient’s body. For example, with the da Vinci Surgical System, a hand movement to the right outside the body causes the instrument inside the patient to be moved to the right. In contrast, conventional MIS instruments are essentially long rigid levers that rotate around a fulcrum, or pivot point, located at the port created in the body wall. In conventional MIS, the instrument tip moves in the opposite direction from the surgeon’s hand and surgeons must adjust their hand-eye coordination to translate their hand movements in this “backward” environment.

•	EndoWrist Instruments Provide Natural Dexterity and Range of Motion. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human hand and wrist. Our proprietary instruments, which we call EndoWrist instruments, incorporate “wrist” joints that enable surgeons to reach behind tissues and suture with precision, just as they can in open surgery. The surgeon controls the instrument movements from the surgeon’s console using natural hand and wrist movements. EndoWrist joints are located near the tips of all of our instruments. Conventional MIS instruments provide surgeons less flexibility, dexterity and range of motion than their own hands provide in open surgical procedures. For example, MIS instruments in widespread use today do not have joints near their tips, and cannot replicate a surgeon’s hand and wrist movements to perform manipulations, such as reaching behind tissue, suturing and fine dissection.

•	More Precise Movements and Reduced Tremor. With our technology, the surgeon can also use “motion scaling,” a feature that translates, for example, a three-millimeter hand movement outside the patient’s body into a one-millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow greater precision than is normally achievable in both open surgery and MIS. In addition, our technology is designed to filter out the tremor inherent in a surgeon’s hands.

•	Immersive 3-D Visualization. Our vision system, which we call the InSite vision system, is designed to give surgeons the perception that their hands are immersed in the surgical field even though they are outside the patient’s body. As a result, we believe that surgeons no longer feel disconnected from the surgical field and the instruments, as they currently do with MIS. In addition, we believe that the InSite system provides a much brighter and sharper image than any other 3-D endoscope vision system. The InSite system also incorporates our proprietary Navigator camera control technology that allows the surgeon to easily change, move, zoom and rotate his or her field of vision. The combination of these features offers what we believe is the most advanced surgical vision system available today.

•

Teachable and Repeatable. We have designed our products to make them as simple as possible to use, even though the underlying technology is inherently complex. We believe that tissue manipulations using our products are as natural as hand movements in open surgery. In our experience, based on feedback from surgeons who have performed hundreds of procedures, surgeons can learn to manipulate our instruments with less training as compared to the training required for the surgeon to become skilled in MIS. The time required to learn to perform surgical procedures using the da Vinci Surgical System varies depending on the complexity of the procedure and the surgical team’s experience with MIS techniques.

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

We believe that our technology has the potential to change surgical procedures in two basic ways:

•	Convert the majority of Open Procedures to da Vinci Surgery. We believe that our technology has the potential to convert the majority of open procedures which are traditionally performed through large incisions to da Vinci surgery.

•	Facilitate Difficult MIS Operations. We believe that several surgical procedures that today are performed only rarely using MIS techniques can be performed routinely and with confidence using da Vinci surgery. Some procedures have been adapted for MIS techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci Surgical System will enable more surgeons at more institutions to perform these procedures.

Intuitive Surgical’s Products and Services

Our principal products include the da Vinci Surgical System and a variety of multiple-use EndoWrist instruments and accessories.

da Vinci Surgical System

Our da Vinci Surgical System is comprised of the following components:

•	Surgeon’s Console. The da Vinci Surgical System allows the surgeon to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon’s fingers grasp the instrument controls below the display with hands naturally positioned relative to his or her eyes. Using hardware, software, algorithms, mechanics and optics, our technology is designed to seamlessly translate the surgeon’s hand movements into precise and corresponding real-time microsurgical movements of the EndoWrist instruments inside the patient.

•	Patient-Side Cart. The patient-side cart, which can be easily moved next to the operating table, holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be easily positioned as appropriate, and then locked into place. The first two arms, one representing the left hand and one the right hand of the surgeon, hold our EndoWrist instruments. The third arm positions the endoscope, allowing the surgeon to easily move, zoom and rotate his or her field of vision. The fourth arm option provides additional surgical capabilities by holding an additional EndoWrist instrument as well as potentially reducing the need for an assistant surgeon. The surgeon has a choice of simultaneously controlling any two of the operating arms by tapping a foot pedal underneath the surgeon’s console. The fourth arm is available as an option on new da Vinci Surgical Systems and can be added as an upgrade to existing da Vinci Surgical Systems.

•

3-D Vision System. Our vision system includes our In Site three dimensional, or 3-D, endoscope with two separate vision channels linked to two separate color monitors. Our vision system also incorporates our InSite image processing equipment comprised of high performance video cameras and specialized edge enhancement and noise reduction equipment. The resulting 3-D image has high resolution and contrast and no flicker or cross fading, which sometimes occurs in single monitor systems, and minimizes eye fatigue. Our vision system allows the surgeon to move his or her head in the viewer without affecting image quality.

The da Vinci S Surgical System, which was introduced in January 2006, shares the same core technology as the standard da Vinci Surgical System. In addition, the da Vinci S Surgical System features a motorized patient cart for easy setup and docking. A single fiber optic cable connects the patient cart to the surgeon’s console. Instrument attachment and exchange is now faster with a newly designed quick-click cannula and a single-use sterile adapter. The robotic arms have greater range of motion and the EndoWrist instruments are two inches longer, which together facilitate multiquadrant access. The patient cart also features an integrated touch screen monitor for the patient-side assistant. The da Vinci S Surgical System also has a feature called TilePro, which is designed to allow surgeons to import and view a variety of video images without leaving the surgeon’s console.

EndoWrist Instruments and Intuitive Accessories

We manufacture a variety of EndoWrist instruments, each of which incorporates wrist joints for natural dexterity, with tips customized for various surgical procedures. These EndoWrist instruments are approximately five or eight millimeters in diameter. The instruments mount onto the electromechanical arms that represent the surgeon’s left and right hands and provide the mechanical capability necessary for performing complex tissue manipulations through ports. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels and other surgical tools that are familiar to the surgeon from open surgery and MIS. Generally, a variety of EndoWrist instruments are selected and used interchangeably during a surgery. Where instrument tips need to incorporate a disposable component, such as scalpel blades, we sell disposable inserts. We plan to continue to add new types of EndoWrist instruments for additional types of surgical procedures.

The EndoWrist instruments are multiple-use because they are resterilizable and reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the system and instruments work together. When an EndoWrist instrument is attached to an arm of the patient-side cart, the chip performs an “electronic handshake” that ensures the instrument was manufactured by Intuitive and recognizes the type and function of the instrument and number of past uses. For example, the chip distinguishes between scissors and a scalpel and controls the unique functions of different instruments as appropriate. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures so that its performance meets specifications during each procedure.

We also sell various accessory products, which are used in conjunction with the da Vinci Surgical System as surgical procedures are performed. Accessory products include sterile drapes used to protect the sterile field during surgery, vision products such as replacement 3-D stereo endoscopes, camera heads, and light guides, and other miscellaneous items.

Other Products

Other products include the AESOP Endoscope Positioner, a surgical robot capable of positioning an endoscope in response to a surgeon’s commands, the ZEUS Surgical System, a robotic platform designed to improve a surgeon’s ability to perform complex surgical procedures, the HERMES Control Center, a voice activated operating room control system designed to enable a surgeon to directly control multiple operating room devices through simple verbal commands and the SOCRATES Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor and collaborate with another surgeon during an operation. We are no longer promoting the ZEUS and SOCRATES products; however, we continue to support systems that are installed at customer sites. We have discontinued pursuing any further regulatory approvals for these two products.

Customer Services and Support and Training Programs

Our goal is to provide exceptional value to our customers. We create value by understanding customer needs and building efficiency into everything we do. We have a network of field service engineers across the US and Europe and maintain relationships with various distributors around the globe. This infrastructure of service and support specialists offer a full complement of services, including 24/7 support, installation, repair and maintenance for our customers.

We generate service revenue by providing these services to our customers through comprehensive service contracts and select time and material programs.

We warranty our AESOP, daVinci and daVinci S Surgical Systems for twelve months after customer acceptance. Our post-warranty support plans offer short or long-term coverage. Our main logistics operation is based in Sunnyvale, California, and we also have a comprehensive spare parts center located in Amsterdam, The Netherlands.

We also provide system training to surgeons and nursing personnel. We have established training centers where initial system training and ongoing surgical procedural training are provided.

Using the da Vinci Surgical System

During a procedure, the patient-side cart is positioned next to the operating table with the electromechanical arms arranged to provide access to the initial ports selected by the surgeon. Metal tubes attached to the arms are inserted through the ports, and the EndoWrist instruments are introduced through the tubes into the patient’s body. The surgeon then performs the procedure while sitting comfortably at the surgeon’s console, manipulating the instrument controls and viewing the operation through our InSite vision system. When a surgeon needs to change an instrument, as is done many times during an operation, the instrument is withdrawn from the surgical field using the controls at the console, in similar fashion to the way a surgeon withdraws instruments from the patient in MIS. A scrub nurse standing near the patient removes the used instrument from the electromechanical arm and replaces it with the new instrument, in a process designed to be rapid enough not to disturb the natural flow of the procedure. As a result, the scrub nurse plays a role similar to that played in open surgery and MIS. At the conclusion of the operation, the metal tubes are removed from the patient’s body and the small incisions are sutured or stapled closed.

Our Strategy

Our goal is to establish da Vinci surgery as the standard approach for complex surgical procedures, displacing both open surgical technique and standard MIS within this segment. We intend to accomplish this objective both by pioneering new types of endoscopic surgery and by making existing MIS procedures easier, safer and more cost-effective than the alternative methods. Over time, our strategy is to broaden the number of procedures performed using the da Vinci Surgical System and to educate surgeons, hospitals and patients as to the benefits of da Vinci surgery. Key elements of our strategy include the following:

•	Focus on Key Procedures. Our procedure marketing efforts are primarily focused within four surgical specialties: urologic surgery, cardiothoracic surgery, general surgery and gynecologic surgery. In 2005, the mix of procedures performed with the da Vinci Surgical System among these four surgical specialties was largest within urology, followed by cardiothoracic, general, and gynecologic surgery. The da Vinci Surgical System is used to perform, among other procedures, da Vinci Prostatectomy, da Vinci Mitral Valve Repair, Multi-Vessel Small-Thoracotomy Bypass, da Vinci Gastric Bypass and da Vinci Hysterectomy. The development of key procedures, which often are in parallel with our FDA clearances, has been a catalyst for the growth of our company.

•	Focus on Key Institutions. Our marketing efforts are focused within both academic and community hospitals. Following the initial placement within a given hospital, we endeavor to expand the number of physicians who use the da Vinci Surgical System and work with the hospitals and their surgeons to promote patient education as to the benefits of da Vinci surgery. We believe that these efforts will result in increased usage per system, leading to higher volume sales of instruments and sales of additional systems at each hospital. In addition, we believe these efforts will benefit early-adopting hospitals by increasing their market share in the procedures and specialties that benefit from da Vinci surgery. We expect these efforts to increase demand for our products among competitive hospitals, surgeons and referring physicians.

•	Focus on Leading Surgeons to Drive Rapid and Broad Adoption. We place significant emphasis on marketing the da Vinci Surgical System to surgeons who are considered to be “thought leaders” in their institutions and fields. These surgeons typically perform complex surgical procedures that are rarely adaptable to MIS techniques. These surgeons tend to publish and report their clinical experiences in peer-reviewed forums. For example, cardiac procedures are among the most difficult to perform using MIS techniques. This strategy puts surgeons at the forefront of procedure development and provides them an opportunity to maintain a competitive edge within their specialty. We believe that early adoption of our products by surgical thought leaders may provide other surgeons the confidence that the da Vinci Surgical System can be used for all types of surgical procedures. In addition to working with academic-based thought leaders, we work with community-based surgeons who are focused on expanding MIS within their community. We help them expand their clinical practice by offering their patients an increased number of minimally invasive procedures.

•	Maintain Market Leadership. We intend to maintain our leadership advantage by continuing to develop and enhance our technology and to communicate the benefits of our da Vinci Surgical System to surgeons, hospitals and patients. We will continue to improve our da Vinci Surgical System through software and hardware enhancements and by developing new surgical instruments. We will also continue to develop our surgical platform to facilitate and support future surgical innovations.

•	Develop Industry Alliances. We intend to continue to establish strategic alliances with leading medical device companies. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, and procedure development and marketing activities. We have formed alliances with, among other companies, Ethicon Endo-Surgery, Inc., Olympus Corporation and Medtronic, Inc.

Clinical Applications

We believe our technology is capable of enhancing or enabling a wide variety of procedures in many surgical specialties. Surgeons using our da Vinci Surgical System have performed tens-of-thousands of surgical procedures of various types, including urologic, cardiothoracic, general, and gynecologic surgery. These surgical applications, which are currently cleared by the FDA, are further described below.

Urologic Surgery

Prostatectomy. Radical prostatectomy is the removal of the prostate gland in patients diagnosed with clinically localized prostatic cancer. The current standard approach to removal of the prostate is via an open surgical procedure. The laparoscopic approach, while not prevalent, is an option, but is difficult and poses challenges to even the most skilled urologist. The da Vinci Surgical System allows for improved visualization of the gross anatomy (dorsal veins, endopelvic fascia, bladder muscle, puboprostatic ligaments), microanatomy (bladder muscosa, nerve bundles) and tissue planes, which are critical for an anatomic dissection. Peer-reviewed clinical publications have reported that radical prostatectomy using the da Vinci Surgical System has improved positive oncologic results, reduced operative blood loss, reduced postoperative pain, improved cosmesis and may provide a better nerve-sparing operation. The da Vinci Surgical System has enabled a large number of surgeons to convert from using an open surgical technique to a minimally invasive technique. During the fourth quarter of 2005, we believe that over 20% of the radical prostatectomies performed in the United States were performed with the da Vinci Surgical System.

Cardiothoracic Surgery

Mitral Valve Repair. When patients are diagnosed with mitral valve disease, there are two surgical treatment options from which they can choose: mitral valve replacement or mitral valve repair. Mitral valve repairs are generally preferred over mitral valve replacement for a number of reasons, which include longevity and durability of the repaired valve over a replacement valve and the elimination or reduction of the patient’s post-surgical pharmaceutical regimen. Since mitral valve repairs are considered to be more technically challenging than mitral valve replacements, they are only performed approximately 50% of the time. When performing da Vinci mitral valve repairs, surgeons have reported that the enhanced 3-D visualization provides for essential identification of difficult to see anatomical structures and tissue planes. EndoWrist joints permit them to precisely manipulate delicate structures inside of the heart and accurately place sutures into the targeted tissues. In addition, surgeons using the da Vinci Surgical System to operate from a lateral right-sided approach have reported that this requires less tissue manipulation than operating through a sternotomy, while providing greater anatomical exposure. As a result of these factors, several of our surgeon customers have reported a significant shift in favor of mitral valve repairs over mitral valve replacements within their practices. Our da Vinci Surgical System is enabling heart valve repairs to be performed through small ports in a manner that could not have been accomplished with open surgery.

Internal Thoracic Artery Dissection. In a coronary artery bypass graft procedure used in cardiac surgery, a blocked coronary artery is bypassed with a graft. When available, an artery from the chest called the internal mammary artery is dissected from its natural position and grafted into place to perform the bypass. Because the internal mammary artery is located on the underside of the anterior surface of the chest, dissection of the vessel is challenging using existing surgical instruments through the three- to five-inch incision currently used in a coronary artery bypass graft procedure. The da Vinci Surgical System instruments have multiple joints that emulate the surgeon’s arms and hands, allowing exact positioning of the instruments inside the patient’s chest. In addition, the EndoWrist joints permit the surgeon to reach behind the tissues for easier dissection of the internal mammary artery. Thus, we believe that the internal mammary artery can be dissected with greater precision using our technology.

Thoracoscopy. A number of procedures performed in the thorax, or chest cavity, can be accomplished by minimally invasive methods. These methods are generally referred to as thoracoscopic procedures. They include various types of lung resection, biopsy procedures, node dissections, nerve resections and esophageal surgery. Conventional thoracoscopic tools have all the limitations of conventional laparoscopic tools, such as “backward” movement and limited range of motion. We believe that the capability of our technology to operate dexterously in the small and restrictive space of the chest cavity offers significant clinical value in the performance of advanced thoracoscopic procedures.

Coronary Artery Bypass. The traditional approach to coronary artery bypass grafting, or CABG, involves splitting the breastbone via a median sternotomy incision, placing the patient on cardio pulmonary bypass, or CPB, and “bypassing” diseased segments of arteries in the heart with conduit arteries and veins. Over time, successful results from this operation have been widely reported. However, there are known morbidities from this approach that MIS techniques for coronary artery bypass surgery seek to overcome. With assistance from the da Vinci Surgical System, patients can undergo multi-vessel full surgical revascularization, while avoiding CPB and the median sternotomy incision, thus reducing the morbidities associated with these procedures. In Single-Vessel or Multi-Vessel Small Thoracotomy bypass, or SVST/ MVST procedures, surgeons use the da Vinci Surgical System to precisely mobilize one or both internal mammary arteries for use in the bypass operation. This is accomplished through three small port incisions in the left chest and once completed, the middle port incision is extended into a 4-6 centimeter incision, enabling the surgeon to complete the anastomoses directly through the incision. In addition to reducing known morbidities from standard open-chest coronary artery bypass surgery, revascularization with the da Vinci Surgical System sets a new standard in minimally invasive coronary artery bypass surgery by placing the patient on an accelerated path to recovery.

General Surgery

Gastric Bypass. A growing number of patients are undergoing surgical treatment for their morbid obesity. Laparoscopic Roux-en-Y gastric bypass, or LRYGB, is the most commonly performed surgical procedure for morbid obesity in the United States. Briefly, the LRYGB operation promotes weight loss by two mechanisms. First, the size of the stomach is greatly reduced by surgical “stapling”, thus restricting the amount of food the patient can consume at a given time. Second, a long segment of intestine is bypassed causing less food to be absorbed. The LRYGB is arguably one of the most technically challenging laparoscopic procedures because of the suturing, stapling and tissue (bowel) manipulation that is required. A critical portion of the operation is anastomosing the stomach to the small intestine. Leaks in the anastomosis are the cause of major complications that can result in death. The da Vinci Surgical System is used by surgeons in suturing this anastomosis. We believe procedures performed with the da Vinci Surgical System incorporating a double-layered hand-sewn anastomosis results in fewer anastomotic leaks than in traditional laparoscopic procedures.

Nissen Fundoplication. Nissen fundoplication is a general surgical procedure that is performed to correct esophageal reflux. Esophageal reflux disease is a digestive disorder that affects the muscle connecting the esophagus with the stomach. As an elective procedure, Nissen fundoplication is currently performed on only a small fraction of candidates who suffer from this condition. We believe that our technology will improve the ease of performing the Nissen procedure through ports. Specifically, our technology will address the two most difficult steps in this procedure, which are made more difficult by existing MIS techniques, esophageal dissection and suturing of the fundus of the stomach around the esophagus. If adoption of our technology becomes widespread for Nissen procedures, we believe that the number of surgeons able to perform a Nissen procedure using port-based techniques will increase. Further, we expect that the widespread availability of a port-based approach may expand the number of surgeries performed.

Gynecologic Surgery

Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and it can be performed using open surgery, a vaginal approach, or MIS techniques. It demands a significant degree of tissue manipulation in the dissection and ligation, or tying, of blood vessels, ligaments and other pelvic structures. Laparoscopic techniques used in this procedure increase the risk of injury to the ureters, which are vital structures that provide the conduit for urine between the kidney and bladder. It is often difficult to ensure the identification and prevention of injury to the ureters and bladder with conventional MIS instruments because of the limited angles at which these instruments can be positioned. Furthermore, in hysterectomy procedures for treating endometrial or cervical cancer, it is difficult to access and remove a large number of lymph nodes to prevent the spread of cancer. We believe that our products will increase the surgeon’s dexterity in this procedure and, as a result, may have a significant impact on safety, operating time, and rate of adoption of port-based techniques in hysterectomy.

Myomectomy. Myomectomy, or removal of a myoma/fibroid, is a surgical procedure performed when uterine preservation is sought. Women who desire to remain fertile are candidates for this procedure. Due to the excessive suturing required for this procedure, the standard surgical approach remains an open incision. There are some highly skilled gynecological laparoscopists who perform laparoscopic myomectomies, but to this point, it has remained a small minority. We believe that the da Vinci Surgical System will enable many of these open myomectomies to be performed minimally invasively.

Additional Clinical Applications

We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System. Surgeons using the da Vinci Surgical System have performed over 100 different types of surgery in the United States, Europe, the Middle East, and Asia.

Sales and Customer Support

We market our products through a direct sales force in the United States and parts of Europe. We have also entered into agreements with distributors in Australia, Canada, China, the Czech Republic, India, Italy, Japan, Korea, Romania, Saudi Arabia, Singapore, Spain, Taiwan, Turkey and the United Kingdom. Our marketing and sales strategy in the United States and Europe involves the use of a combination of clinical sales representatives, area sales managers and clinical training specialists. As of December 31, 2005, we had 178 employees in sales and customer support. We expect to increase our number of employees in sales and customer support as we expand our business. The role of our sales representatives is to educate surgeons and hospital staff on the advantages of da Vinci surgery and the clinical applications that our technology enables. We also train our sales representatives to educate hospital management on the potential benefits of early adoption of our technology and the potential for increased local market share that may result from da Vinci surgery. Once a hospital has installed a da Vinci Surgical System, our sales force helps introduce the technology to multiple surgical specialties within the hospital.

Clinical training specialists provide product training and support to physicians and other hospital staff. We employ service technicians to install our da Vinci Surgical Systems and to provide non-clinical technical expertise, service and maintenance. We believe that this combination of area sales managers, clinical sales representatives and service technicians provides an appropriate balance of professional selling skills while maintaining an adequate level of technical expertise in the field.

Our da Vinci Surgical System typically has a lengthy sales cycle. It is viewed as a major capital item and often requires the approval of senior management at purchasing institutions.

Technology

Intuitive Surgical leads the development and commercialization of robotic technology designed to extend the benefits of minimally invasive surgery to the broadest possible base of surgical patients. Intuitive’s products can provide surgeons with the clinical and technical capabilities of traditional open surgery while enabling them to operate through tiny incisions.

The da Vinci Surgical System enables physicians to perform surgery in a manner never before experienced. The da Vinci Surgical System seamlessly translates the surgeon’s hand movements at the console instrument controls into corresponding micro-movements of instruments positioned inside the patient. The da Vinci Surgical System can provide the surgeon with improved visualization, dexterity, and precision compared with MIS surgery, while enabling operation through 1-2 cm incisions. The features of the da Vinci Surgical System are further described below.

Superior Visualization

•	True-to-life 3-D vision

•	Bright, crisp image

•	Immersive view of the surgical field

The da Vinci Surgical System provides visualization of the target anatomy with natural depth-of-field, enhanced contrast and magnification for more accurate tissue identification and tissue layer differentiation.

Improved visualization also enables surgeons to perform delicate tissue handling and dissection with added precision—even in confined spaces. This precision may allow the surgeon to avoid trauma to surrounding structures and tissues such as the neurovascular bundle located near the prostate.

Enhanced Dexterity, Precision and Control

•	Fingertip control of EndoWrist Instruments

•	Four robotic arms provide enhanced surgeon control

•	Seven degrees of freedom – 90 degrees of articulation

•	Motion scaling and tremor reduction

The da Vinci Surgical System’s tremor reduction, motion control and proprietary EndoWrist instrumentation enhance ambidexterity for greater surgical precision and surgeon control. Enhanced control and intuitive motion enables more widespread use of advanced technique, as well as a reduced learning curve when compared to the traditional MIS technique. Added instrument range-of-motion enhances access and safety while operating in the confined space of the closed chest, abdomen or pelvis. This enables surgeons to more easily perform complex surgical maneuvers through small ports, eliminating the need for large, traumatic incisions.

Superior Ergonomics

•	Optimal alignment of visual and motor axes

•	Comfortable seated posture

The da Vinci Surgical System is designed to allow surgeons to operate while seated, which is not only more comfortable, but also may be clinically advantageous due to reduced surgeon fatigue.

The da Vinci Surgical System’s design allows natural hand-eye alignment at the surgeon’s console, which provides improved ergonomics over traditional laparoscopic technology. Since the da Vinci Surgical System’s robotic arms hold the camera and instruments steady, there is also potentially reduced abdominal wall torque, less surgeon assistance required and reduced surgeon fatigue.

Image Processing

Intuitive Surgical’s vision system includes a 3-D endoscope with two independent vision channels linked to two separate color monitors. The system also incorporates image-processing equipment comprised of high-performance video cameras, specialized edge enhancement and noise reduction equipment. The resulting 3-D image is bright, crisp and clear, with no flicker or cross-fading as with single monitor systems.

Visual Continuity

Camera control, provided through the hand controls and foot pedals, provides near-seamless transition between views. Surgeons can reposition the surgical camera in an instant with foot controls or zoom in, out, up, down, left and right by moving their hands in the desired direction. Repositioning of the surgeon’s head at the console does not affect image quality as with other 3D display systems.

Fourth Arm

The da Vinci Surgical System’s patient-side cart holds up to four electromechanical arms that manipulate the instruments inside the patient. The instruments and camera attach easily to the arms, and are repositioned by either the console surgeon or patient-side assistant. The addition of a 4th arm may allow for Solo Surgery in some surgical procedures.

The first two arms, representing the surgeon’s left and right hands, hold the EndoWrist instruments. A third arm positions the endoscope, allowing the surgeon to easily change, move, zoom and rotate his or her field of vision from the console. This mobility eliminates the need for an assistant to hold the camera steady.

The optional 4th arm extends surgical capabilities by enabling the surgeon to add a third EndoWrist instrument and perform additional tasks like applying countertraction and following running sutures.

The surgeon can simultaneously control any two of the operating arms by tapping a foot pedal underneath the surgeon’s console. The 4th arm is available as an option on new da Vinci Surgical Systems and can be added as an upgrade to existing da Vinci Surgical Systems. The 4th arm is standard on the da Vinci S Surgical System.

Intellectual Property

We believe that achieving and maintaining a competitive advantage is crucial in the medical device industry. To that end, we strive to develop, maintain, protect, and acquire proprietary technologies. Since our inception in late 1995, we have encountered and solved a number of technical hurdles. We have patented and continue to pursue patent and other intellectual property protection for the technology that we have developed to overcome these hurdles. In addition to developing our own patent portfolio, we have spent significant resources to acquire exclusive license rights to necessary and desirable patents and other intellectual property from SRI International and IBM, which were early leaders in applying robotics to surgery. One of the strengths of our portfolio is that the licensed SRI International and IBM patents have original filing dates as early as January 1992 and June 1991, respectively. We have also exclusively licensed a patent application from MIT concerning robotic surgery and an extensive minimally invasive heart surgery patent portfolio from Heartport, Inc. in the field of robotic surgery. The Heartport patents cover many different forms of minimally invasive robotic surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement and beating heart stabilization. In June 2001, we entered into a non-exclusive patent license with Olympus Optical Co., Ltd. of Japan for several robotic surgery patents. As a result of our acquisition of Computer Motion, we now have the benefit of patent licenses previously held by Computer Motion. In January 2004, we licensed both exclusively and non-exclusively four patents from Brookhill-Wilk, LLC. In September 2005, we entered into a cross-license agreement with Hansen Medical, Inc. to co-exclusively license a number of robotic surgery related patents and applications in the fields of endoscopic, laparascopic, thoracoscopic, or open diagnostic surgeries. In December 2005, we purchased three patents related to image-guided surgeries from IBM. In January 2006, we licensed on a non-exclusive basis a number of suction stabilizer related patents and applications that Medtronic’s Cardiac Surgery Division owns (and has the right to grant a license) to make and sell suction stabilizers that are mechanically coupled to and manipulated by robotic devices.

As of February 2006, we held exclusive field-of-use as well as non-exclusive licenses for over 136 United States patents and over 46 foreign patents, and owned outright 119 United States patents. We also own or have licensed numerous pending United States and foreign patent applications. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon’s console, electromechanical arms, vision system, endoscope positioning system and EndoWrist instruments. We intend to continue to file additional patent applications both in the United States and in foreign jurisdictions to seek protection for our technology.

Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets, to operate without infringing or violating valid and enforceable proprietary rights of third parties, and to prevent others from infringing our proprietary rights. We require our employees, consultants, and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require all employees, consultants and advisors who expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property, or related to our business. We intend to take action to protect our intellectual property rights when we believe doing so is necessary and appropriate. In addition, our strategy is to actively pursue patent protection in the United States and in foreign jurisdictions for technology that we believe is proprietary and that offers a potential competitive advantage, and to license and/or purchase appropriate technologies when necessary or desirable. We cannot be certain that we will be able to obtain adequate protection for our technology or licenses on acceptable terms. Furthermore, if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, others may assert that our products infringe their intellectual property rights, which may cause us to engage in costly disputes and, if we are not successful in defending ourselves, could also cause us to pay substantial damages and prohibit us from selling our products.

Research and Development

We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform new and better surgical procedures with less difficulty. Our research and development team includes experienced personnel in robotic technology. Our design engineers span a number of disciplines, including software engineering, systems analysis and electrical and mechanical engineering. In addition, we have engineers who specialize in vision technology. Finally, we have a manufacturing engineering group that continues to improve the manufacturability and quality of our products. We incurred $17.4 million, $17.8 million and $16.2 million of research and development expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

Manufacturing

The manufacture of our products is a complex operation involving a number of separate processes and components. We purchase both custom and off-the-shelf components from a large number of certified suppliers and subject them to stringent quality specifications. We periodically conduct quality audits of suppliers and have established a supplier certification program. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of finished goods. While alternative suppliers exist and could be identified for sole-sourced components, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation.

Competition

We consider our primary competition to be existing open surgery, MIS, drug therapies, radiation treatment and emerging interventional surgical approaches. Our success depends in part on convincing hospitals, surgeons and patients that the demonstrated benefits associated with da Vinci surgery are superior to other techniques. We also face competition from several companies that are developing new approaches and products for the MIS market. Because many of these developments are aimed at MIS, we believe that our da Vinci Surgical System may actually prove complementary to these new technologies.

In addition, a limited number of companies are using or planning to use robots and computers in surgery, including Toshiba, Inc., Hitachi Ltd., Integrated Surgical Systems, Inc., MicroDexterity Systems, Inc., Armstrong Healthcare Ltd., Richard Wolf Medical Instruments Corporation, Terumo Medical Corporation, Sinters SA, and Ross-Hime Designs, Inc. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products.

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

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device. The FDA has a statutory 90-day period to respond to a 510(k) submission. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous pre-marketing requirements.

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

In July 1997, we received 510(k) clearance from the FDA for the use of the da Vinci Surgical System with rigid endoscopes, blunt dissectors, retractors and stabilizer instruments, and in July 2000 we received 510(k) clearance to perform surgical tasks in general laparoscopic surgery

Subsequent to the July 2000 clearance of the da Vinci Surgical System, we have obtained additional 510(k) clearances from the FDA to include non-cardiac thoracoscopic procedures (March 2001), prostatectomy procedures (May 2001), cardiotomy procedures (November 2002), urologic surgical procedures (March 2005), gynecologic surgical procedures (April 2005), and pediatric surgical procedures (June 2005). FDA has also cleared the da Vinci Surgical System to be employed with adjunctive mediastinotomy to perform coronary anastomosis during cardiac revascularization procedures (July 2004).

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

California Regulation

The State of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection. Our facilities and manufacturing processes were inspected in February 1998. We passed the inspection and received our device-manufacturing license from the Food and Drug Branch, or FDB, of the California Department of Health Service in March 1998. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the FDB and, after correction of two observed QSR deficiencies, we have received an updated device- manufacturing license for our Sunnyvale facility.

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

Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark for compliance with the Medical Device Directive (93/42/EEC). In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system for compliance with international and European requirements. We have received permission from DGM, our Notified Body and agent of the Danish Government, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. To date we have met these requirements and our certificate is valid until August 2006.

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

Third Party Reimbursement

In the United States and international markets where we intend to sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedures are considered non-experimental and non-cosmetic. In the United States, reimbursement for medical procedures under the Medicare and Medicaid programs is administered by Centers for Medicare & Medicaid Services. Generally, procedure codes are assigned by the American Medical Association using the copyrighted Current Procedural Terminology Editorial Panel, which are in turn incorporated in the Medicare and Medicaid programs coding system. Applications for new procedure codes may be submitted to the American Medical Association.

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

Employees

As of December 31, 2005, we had 419 employees, 78 of whom were engaged directly in research and development, 93 in manufacturing and service and 248 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Website Access to Reports

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings.”

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

The da Vinci Surgical System and our other products represent a fundamentally new way of performing surgery. Achieving physician, patient and third-party payor acceptance of da Vinci surgery as a preferred method of performing surgery will be crucial to our success. If our products fail to achieve market acceptance, hospitals will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians’ and third-party payors’ acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors.

We expect that there will be a learning process involved for surgical teams to become proficient in the use of our products. Broad use of our products will require training of surgical teams. Market acceptance could be delayed by the time required to complete this training. We may not be able to rapidly train surgical teams in numbers sufficient to generate adequate demand for our products.

BECAUSE OUR MARKETS ARE HIGHLY COMPETITIVE, CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS’ PRODUCTS OR MAY NOT ACCEPT DA VINCI SURGERY, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.

Da Vinci surgery is a new technology that will compete with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options may take the form of traditional minimally invasive surgery, open surgery, interventional approaches, or pharmacological regimens. Some of these procedures are widely accepted in the medical community and in many cases have a long history of use. Technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

In addition, we may face competition from companies that develop wristed, robotic or computer-assisted surgical systems and products in the future. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products. If we are unable to compete successfully, our revenues will suffer. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.

WE EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions. These factors may contribute to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and costs of such products.

INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR INTERNATIONAL ACTIVITIES.

Our business currently depends in part on our activities in Europe and other foreign markets. Sales to markets outside of the United States accounted for approximately 17%, 21%, and 24% of our sales for 2005, 2004 and 2003, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

Our products incorporate mechanical parts, electrical components, optical components and computer software, any of which can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to such defects. In the past, we have voluntarily recalled certain products as a result of performance problems. We cannot assure you that our products will not experience errors or performance problems in the future. If we experience flaws or performance problems, any of the following could occur:

•	delays in product shipments;

•	loss of revenue;

•	delay in market acceptance;

•	diversion of our resources;

•	damage to our reputation;

•	product recalls;

•	increased service or warranty costs; or

•	product liability claims.

THE USE OF OUR PRODUCTS COULD RESULT IN PRODUCT LIABILITY CLAIMS THAT COULD BE EXPENSIVE, DIVERT MANAGEMENT’S ATTENTION AND HARM OUR BUSINESS.

Our business exposes us to significant risks of product liability claims. The medical device industry has historically been litigious, and we face financial exposure to product liability claims if the use of our products were to cause injury or death. There is also the possibility that defects in the design or manufacture of our products might necessitate a product recall. Any weaknesses in training and services associated with our products may also be subject to product liability lawsuits. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. Particularly as sales of our products increase, we may be unable to maintain product liability insurance in the future at satisfactory rates or in adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Product liability claims have been made against our company in the past. A product liability claim or any product recalls could also harm our reputation or result in a decline in revenues.

WE MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

Manufacturing our products is a complex process. We may encounter difficulties in scaling up production of our products, including:

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

OUR RELIANCE ON SOLE AND SINGLE SOURCE SUPPLIERS COULD HARM OUR ABILITY TO MEET DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.

Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. The disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our profitability. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture our products in a timely manner or within budget.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

We are highly dependent on the principal members of our management and scientific staff. Our product development plans depend, in part, on our ability to attract and retain engineers with experience in mechanics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

RECENT CHANGES IN THE REQUIRED ACCOUNTING TREATMENT FOR STOCK OPTIONS WILL HAVE A MATERIAL ADVERSE IMPACT ON OUR NET INCOME AND NET INCOME PER SHARE AND MAY ADVERSELY AFFECT OUR STOCK PRICE.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) “Share Based Payment,” or SFAS 123R, pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value-based method and record such expense in our consolidated financial statements. This requirement to expense stock-based compensation awards is effective for public companies for annual periods beginning after June 15, 2005. Accordingly, SFAS 123R will be effective for us starting January 1, 2006 . Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in our consolidated financial statements. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. The actual impact on our results of operations upon adoption of the new standard could be significantly different from the pro forma information included in Note 2 to our consolidated financial statements due to variations in estimates and assumptions used in the calculation. These assumptions will require management to predict the future stock performance and employees’ stock option exercise behavior, which are beyond management’s control. Management will apply our best judgement in making the assumptions. However, the actual stock based compensation expense upon adoption of the new standard could be significantly different from the pro forma information.

RISKS RELATING TO OUR REGULATORY ENVIRONMENT

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

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or IDE, application. Most of our products to date have been considered significant risk devices requiring IDE approval prior to investigational use. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

COMPLYING WITH FDA REGULATIONS IS AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND OUR FAILURE TO COMPLY FULLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT ACTIONS.

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

We have modified the labeling; advertising and user training for the da Vinci Surgical System to call out specific procedures that we believe are within the scope of our existing 510(k) clearances. We cannot assure you that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since clearance in ways that we believe do not require new 510(k) clearance. We cannot assure you that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes. Computer Motion also modified the hardware and software in its products subsequent to 510(k) clearance without seeking new clearance. We cannot assure you that the FDA would agree with the determinations not to seek new 510(k) clearance for any of these changes. The FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products or Computer Motion’s products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.

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

We cannot assure you that the FDA will not seek to impose enforcement actions on us for Computer Motion violations preceding our acquisition of Computer Motion, that the FDA will agree that since the acquisition we have corrected all regulatory problems, or that our review of Computer Motion’s complaint handling will not lead us to initiate recalls or field actions to remedy problems with Computer Motion products already in the field.

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

As we modify existing products or develop new products in the future, including new instruments, we apply for permission to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark permissions we have already obtained. We do not know whether we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union.

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

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

IF WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY CONTAINED IN OUR PRODUCTS FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.

Our commercial success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third party challenges. We will incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. Furthermore, the laws of certain foreign countries do not protect intellectual property rights to the same extent, as do the laws of the United States.

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with Brookhill-Wilk, LLC. , Hansen Medical, Inc., Heartport, Inc., now part of Johnson & Johnson, IBM Corporation, Medtronic, Inc., MIT, Olympus Optical Co., Ltd. and SRI International. Any of these agreements may be terminated for breach. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products.

RISKS RELATING TO OUR TRADING MARKETS

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS’ OR INVESTORS’ EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Due to the nascent nature of our industry, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven, and we may be unable to continue to generate significant revenues. In addition, our costs may be higher than we anticipated. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

•	the extent to which our products gain market acceptance;

•	actions relating to regulatory matters;

•	our timing and ability to develop our manufacturing and sales and marketing capabilities;

•	demand for our products;

•	the size and timing of particular sales and any collection delays related to those sales;

•	product quality and supply problems;

•	the progress of surgical training in the use of our products;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	third-party payor reimbursement policies;

•	our ability to protect our proprietary rights and defend against third party challenges;

•	our ability to license additional intellectual property rights; and

•	the progress and results of clinical trials.

Our operating results in any particular period will not be a reliable indication of our future performance. It is likely that in some future quarters, our operating results will be below the expectations of securities analysts or investors. If this occurs, the price of our common stock, and the value of your investment, will likely decline.

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.

The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	quarterly variations in operating results;

•	introduction or abandonment of new technologies or products;

•	changes in product pricing policies;

•	changes in earnings estimates by analysts or changes in accounting policies, including expensing stock options in accordance with Statement of Financial Accounting Standard (SFAS) No. 123R, “Shared-Based Payment;” and

•	economic changes and political uncertainties.

In addition, stock markets have experienced significant price and volume volatility in the past. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. In addition, the securities of many medical device companies, including Intuitive Surgical, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If these broad market fluctuations continue, they may adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and manufacturing facility are located in an approximately 105,000 square foot building in Sunnyvale, California which we purchased in April 2004. In December 2005, we purchased an additional three-building campus in Sunnyvale, California comprising approximately 210,000 square feet of space, for approximately $20 million. We plan to improve this property and occupy it starting mid-year 2006. We plan to retain the existing manufacturing facility and continue to manufacture our products in the same location. In addition, we lease approximately 2,000 square feet for research and development in Milford, Connecticut and approximately 3,000 square feet for a sales office in St. Germain en Laye, France.

In connection with our acquisition of Computer Motion in June 2003, we assumed leases for approximately 48,000 square feet in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As these leases expire, we will not renew them. As of December 31, 2005, approximately 38,000 square feet of this space remained under lease, and we had subleased approximately 34,000 square feet of this space.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

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

Quarter	High	Low
Year Ended December 31, 2005:
First Quarter	$48.81	$36.09
Second Quarter	52.05	41.02
Third Quarter	77.87	46.73
Fourth Quarter	123.19	65.84

Year Ended December 31, 2004:
First Quarter	$18.90	$16.47
Second Quarter	19.00	15.13
Third Quarter	27.42	17.90
Fourth Quarter	40.02	22.09

As of February 28, 2006, there were approximately 472 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The information required by this item regarding equity compensation is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

RECENT SALE OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Sales	$227,338	$138,803	$91,675	$72,022	$51,673
Cost of sales	73,769	50,813	47,646	38,121	30,172

Gross profit	153,569	87,990	44,029	33,901	21,501

Operating costs and expenses:
Selling, general and administrative	67,443	48,994	39,719	37,327	28,033
Research and development	17,354	17,812	16,190	16,793	13,851

Total operating costs and expenses	84,797	66,806	55,909	54,120	41,884

Income (loss) from operations	68,772	21,184	(11,880)	(20,219)	(20,383)
Interest and other income, net	5,035	3,020	2,257	1,798	3,683

Income (loss) before income taxes	73,807	24,204	(9,623)	(18,421)	(16,700)
Income tax benefit (expense)	20,327	(726)	—	—	—

Net income (loss)	$94,134	$23,478	$(9,623)	$(18,421)	$(16,700)

Net income (loss) per common share:
Basic	$2.68	$0.70	$(0.41)	$(1.01)	$(0.93)

Diluted	$2.51	$0.67	$(0.41)	$(1.01)	$(0.93)

Shares used in computing basic and diluted net income (loss) per common share:
Basic	35,070	33,693	23,626	18,229	17,908

Diluted	37,488	34,976	23,626	18,229	17,908

Consolidated Balance Sheet Data:
Cash, cash equivalent and short-term Investments	$129,187	$132,038	$112,949	$49,884	$66,661
Current deferred tax assets	4,999	—	—	—	—
Working capital	150,668	138,299	118,307	51,731	67,922
Long-term investments	73,552	—	—	—	—
Long-term deferred tax assets	35,759	—	—	—	—
Total assets	501,587	354,229	314,994	91,820	100,361
Notes payable, less current portion	—	—	695	1,838	771
Deferred revenue, less current portion	198	505	1,148	200	188
Other long-term accrued liabilities	811	407	553	—	—
Accumulated deficit	(20,989)	(114,936)	(138,414)	(128,791)	(110,370)
Total stockholders’ equity	$442,591	$314,932	$278,957	$63,680	$78,293

The consolidated statements of operations data for the years ended December 31, 2005, 2004, and 2003, and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002, and 2001 are derived from our audited consolidated financial statements that are not included in this report. Historical results are not indicative of the results to be expected in the future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

Products. We design, manufacture and market the da Vinci Surgical System, which is an advanced surgical system that we believe represents a new generation of surgery—the third generation. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system, proprietary “wristed” instruments, and various Intuitive accessories. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to perform better surgery in a manner never before experienced. The da Vinci Surgical System is sold into multiple surgical specialties, principally urologic, cardiothoracic, general, and gynecologic surgeries.

Business Model. In our business model, we derive revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instrument, accessory, service, and training revenue. The da Vinci Surgical System sells for approximately $1 million, or more, depending on configuration, and represents a significant capital equipment investment for our customers. After the initial sale of the da Vinci Surgical System into customer accounts, we generate recurring revenue as our customers use the da Vinci Surgical System to perform surgery and, in the process, buy and consume our EndoWrist instruments and accessory products. We generate additional revenue from recurring system service and customer training. We typically enter into five-year service contracts, generally renewable at an annual rate of approximately $0.1 million per year, or more, depending on configuration, with our customers at the time system sales are closed. As our established base of da Vinci Surgical Systems has grown and system utilization has increased, recurring revenue has grown at a faster rate than capital sales. As our business has grown, recurring revenue has comprised an increasing percentage of our overall revenue. Over the past four years, revenue generated from the sale of instruments, accessories, service and training increased from $15.7 million, or 22% of sales, in 2002 to $29.9 million, or 33% of sales in 2003 to $60.0 million, or 43% of sales, in 2004 to $102.7 million, or 45% of sales in 2005. We expect a continuation of this trend in 2006.

2005 Business Events and Trends

Introduction. Intuitive Surgical experienced rapid growth during 2005. Our financial success was driven by the continued adoption of the da Vinci Surgical System for use in urologic, cardiothoracic, general, and gynecologic surgeries. Many of the events highlighted below were executed in order to support 2005 business growth and to lay the foundation for future expansion.

Financial Highlights. During the year, we met or exceeded most of our internal financial goals:

•	Sales grew 64% to $227.3 million from $138.8 million in 2004.

•	Recurring instrument, accessory, service, and training revenue grew to $102.7 million, up 71% from $60.0 million in 2004. We sold 115 da Vinci Surgical Systems, an increase of 51% compared to 76 in 2004.

•	We ended the year with a da Vinci Surgical System installed base of 394 systems, 296 in North America, 71 in Europe, and 27 in the rest of the world.

•	Gross profit margin improved to 68% from 63% in 2004.

•	Operating expenses were significantly leveraged in 2005 as they grew 27% to $84.8 million while sales grew 64%.

•	Operating income grew 225% to $68.8 million, or 30% of sales, in 2005 from $21.2 million, or 15% of sales in 2004.

•	Cash, cash equivalents, and investments grew by $70.7 million, as we ended the year with $202.7 million in cash, cash equivalents, and investments.

Prostatectomy Market Share Capture. We grew our market share of radical prostatectomy procedures performed in the United States to approximately 20% at the end of 2005, compared to approximately 10% at the end of 2004, based upon an assumed total United States prostatectomy market of 90,000 procedures performed annually. This continuing penetration contributed significantly to our overall 2005 sales growth.

Regulatory Clearances. In March 2005, the FDA granted clearance for the use of the da Vinci Surgical System for use in urologic procedures. This clearance broadened the scope of the radical prostatectomy clearance received during May 2001 to include all urologic surgery. With this clearance, we are now able to actively promote the use of the da Vinci Surgical System for other urologic procedures such as pyeloplasty, nephrectomy, and cystectomy.

In April 2005, the FDA granted clearance for use of the da Vinci Surgical System for use in gynecological procedures. With this clearance, we have now begun to actively market the da Vinci Surgical System in gynecology. We believe that the da Vinci Surgical System has the potential to address a significant portion of the sizable hysterectomy market, specifically cases relating to cancer and complex fibroid conditions. Since we have only recently begun to market in this area, it is too early to determine how successful we will be in gaining market share of hysterectomy procedures.

In June 2005, the FDA granted clearance for use of the da Vinci Surgical System for use in pediatric procedures. Pediatrics is a relatively small market for us, however we believe that the da Vinci Surgical System will provide value in this area.

The following table lists chronologically our FDA clearances to date:

•	July 2000—General laparoscopic procedures

•	March 2001—Non-cardiac thoracoscopic procedures

•	May 2001—Prostatectomy procedures

•	November 2002—Cardiotomy procedures

•	July 2004—Cardiac revascularization procedures

•	March 2005—Urologic surgical procedures

•	April 2005—Gynecologic surgical procedures

•	June 2005—Pediatric surgical procedures

We believe that we have obtained all of the clearances required to market our products to our targeted surgical specialties within the United States.

New Products. In January 2006, we launched the da Vinci S Surgical System. The da Vinci S Surgical System shares the same core technology as the standard da Vinci Surgical System and also features fast setup, rapid instrument exchange, multi-quadrant access and multi-image display capabilities. The da Vinci S Surgical System is an addition to the da Vinci product line and will be offered at a price approximately $0.2 million above the standard four-arm da Vinci Surgical System price. We will continue to sell, service and support the standard da Vinci Surgical System. We will also continue to invest in product development in order to expand the utility and longevity of all da Vinci Surgical Systems, instruments and accessories.

We launched several new instrument products during 2005, including the energy-based, monopolar shears and the harmonic shears, which we co-developed with Ethicon Endosurgery, Inc. As we continue to expand our instrument offering, we provide our customers more surgical options and clinical capability, leading to increased system usage.

Facilities and Information Technology Infrastructure. We have made investments in facilities and information technology infrastructure to support current and future growth. During the second quarter of 2005, we completed a 20,000 sq ft expansion of manufacturing and office space within our existing 105,000 square foot Sunnyvale facility. In late December 2005, we invested approximately $20 million to acquire an additional 210,000 square-foot facility, located about one mile from our current Sunnyvale site. We will continue to maintain operations in our existing Sunnyvale site. The acquisition of this new property triples our square footage in Sunnyvale and provides us with the necessary capacity to maintain all of our corporate functions, including manufacturing, together in Sunnyvale for several years to come. We are also investing in information technology infrastructure as we have embarked on a project to upgrade our general ledger and manufacturing systems to a new SAP system. We expect to implement this new system around the middle of 2006. Total capital expenditures for 2005, including the purchase of the new facility and transfers of equipment from inventory, were nearly $30 million.

Technology Acquisitions. In September 2005, we entered into a cross-license agreement with Hansen Medical, Inc. to co-exclusively license a number of robotic surgery related patents and applications in the fields of endoscopic, laparascopic thoracoscopic, or open diagnoses and/or surgeries. In December 2005, we purchased three patents related to image-guided surgery from IBM. In January 2006, we licensed on a non-exclusive basis a number of suction stabilizer related patents and applications from Medtronic to make and sell suction stabilizers that are mechanically coupled to and manipulated by robotic devices.

Results Of Operations

The following table sets forth, for the years indicated, certain consolidated statements of operations information for the past three years (in thousands):

	Year Ended December 31,
	2005	% of total sales	2004	% of total sales	2003	% of total sales
Sales:
Products	$192,417	85%	$116,338	84%	$80,586	88%
Services	34,921	15%	22,465	16%	11,089	12%

Total sales	227,338	100%	138,803	100%	91,675	100%
Cost of sales:
Products	58,357	26%	40,472	29%	39,977	44%
Services	15,412	6%	10,341	8%	7,669	8%

Total cost of sales	73,769	32%	50,813	37%	47,646	52%
Products gross profit	134,060	59%	75,866	55%	40,609	44%
Services gross profit	19,509	9%	12,124	8%	3,420	4%

Gross profit	153,569	68%	87,990	63%	44,029	48%

Operating costs and expenses:
Selling, general and administrative	67,443	30%	48,994	35%	39,719	43%
Research and development	17,354	8%	17,812	13%	16,190	18%

Total operating costs and expenses	84,797	38%	66,806	48%	55,909	61%

Income (loss) from operations	68,772	30%	21,184	15%	(11,880)	-13%
Interest and other income, net	5,035	2%	3,020	2%	2,257	2%

Income (loss) before income taxes	73,807	32%	24,204	17%	(9,623)	-11%
Income tax benefit (expense)	20,327	9%	(726)	-1%	—	0%

Net income (loss)	$94,134	41%	$23,478	16%	$(9,623)	-11%

Overall Sales

Overall sales increased from $91.7 million in 2003 to $138.8 million in 2004 to $227.3 million in 2005. Overall sales growth was driven by the continued adoption of da Vinci surgery, which enables surgeons and medical centers to provide robotic surgical procedures to their patients. We believe that the adoption of robotic surgery will occur surgical procedure by surgical procedure. Our sales growth during the periods presented reflects adoption progress made in our target procedures. Da Vinci prostatectomy (dVP) has been our most successful procedure to date and has been a significant sales catalyst. Assuming a total prostatectomy surgery market of approximately 90,000 in the United States annually, we believe that we ended 2005 capturing approximately 20% of the total U.S. market, compared to 10% ending 2004, and 3% ending 2003. We believe that this market share has been driven by patient demand as patients now routinely search for their best treatment option. An increasing body of clinical evidence has reported dVP to offer superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency, combined with the obvious benefits of moving an open procedure to a minimally invasive approach, such as reduced pain, scarring, and blood loss, and a quicker return to normal daily activities.

Sales within the United States accounted for 83% of total sales in 2005, 79% in 2004, and 76% in 2003. Domestic sales are growing faster than international sales and account for the large majority of total sales due largely to the competitive maturity of the domestic healthcare market. We believe that at this stage, as we penetrate the early adopters of robotic surgery that sales will continue to concentrate in the U.S. market, as U.S. hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. We believe that as adoption progresses and we reach standard of care for target procedures, international sales will become a larger percentage of overall sales.

The following table summarizes our sales and da Vinci Surgical System unit sales between 2003 and 2005.

Sales ($ Millions)	2005	2004	2003
Systems	$124.6	$78.8	$61.8
Instruments and accessories	67.8	37.5	18.8

Total product sales	192.4	116.3	80.6
Service and Training	34.9	22.5	11.1

Total sales	$227.3	$138.8	$91.7

Recurring sales	$102.7	$60.0	$29.9
% of total sales	45%	43%	33%
Domestic	$188.8	$109.8	$70.1
International	38.5	29.0	21.6

Total sales	$227.3	$138.8	$91.7

da Vinci Surgical System unit sales	115	76	61

Product Sales

Product sales increased to $192.4 million for the year ended December 31, 2005 from $116.3 million for the year ended December 31, 2004. The $76.1 million (65%) increase was due to higher sales of systems, instruments, and accessories. System sales increased to $124.6 million in 2005 from $78.8 million in 2004 reflecting growth in system unit sales of da Vinci Surgical Systems and da Vinci fourth arms. 115 systems were sold in 2005, compared to 76 in 2004. 106 fourth arms were sold in 2005 compared to 65 in 2004. Instrument and accessory sales increased to $67.8 million in 2005 from $37.5 million in 2004. The increase resulted from a larger number of installed systems in 2004 and increased utilization per system in 2005. For established accounts in 2005, we recognized an average of $1,500 to $2,000 in instrument and accessory revenue per surgical procedure performed with the da Vinci Surgical System. Our revenue per surgical procedure has steadily increased over the past two years. Instrument and accessory pricing remains unchanged. We attribute the higher revenue per procedure to having more four-arm systems in the installed base and the introduction of new instrument products, especially higher value energy-based instruments, such as the bi-polar instruments, harmonic shears, and the monopolar shears.

Product sales increased to $116.3 million for the year ended December 31, 2004 from $80.6 million for the year ended December 31, 2003. The $35.7 million (44%) increase was due to higher sales of systems, instruments, and accessories. System sales increased to $78.8 million in 2004 from $61.8 million in 2003 reflecting growth in system unit sales of da Vinci Surgical Systems and da Vinci fourth arms. 76 systems were sold in 2004, compared to 61 in 2003. 65 fourth arms were sold in 2004 compared to 37 in 2003. The fourth arm product was launched during the second quarter of 2003. Instrument and accessory sales increased to $37.5 million in 2004 from $18.8 million in 2003. The increase resulted from a larger number of installed systems in 2004 and higher utilization per system in 2004.

Service Sales

Service sales, comprised primarily of system service, installation and customer training, increased to $34.9 million for the year ended December 31, 2005 from $22.5 million for the year ended December 31, 2004. We typically enter into five-year service contracts which are generally renewed annually with our customers at the time system sales are completed. Higher 2005 system service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were an average of 315 systems under service contract in 2005 generating an average of $108,000 per system per year, compared to an average of 218 systems under service contract in 2004 generating an average of $99,000 per system per year. The increase in service revenue per system was driven by a higher percentage of four-arm systems in the 2005 installed base. Four-arm systems typically carry a higher contractual service rate than three-arm systems. A smaller portion of service sales is comprised of training revenue, which increased to $1.1 million in 2005 from $0.9 million in 2004, reflecting increased training demand resulting primarily from higher da Vinci Surgical System unit sales.

Service sales, comprised of system service, installation and customer training, increased to $22.5 million for the year ended December 31, 2004 from $11.1 million for the year ended December 31, 2003. The increase in this area was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were an average of 218 systems under service contract in 2004 generating an average of $99,000 per system, compared to an average of 114 systems under service contract in 2003 generating an average of $92,000 per system. The increase in service revenue per system was driven by the introduction of the da Vinci fourth arm during the second quarter of 2003. Four-arm systems typically carry a higher contractual service rate than three-arm systems. A smaller portion of service sales is comprised of training revenue, which increased to $0.9 million in 2004 from $0.7 million in 2003, reflecting increased training demand resulting primarily from higher da Vinci Surgical System unit sales.

Gross Profit

Product sales gross profit for the year ended December 31, 2005 was $134.1 million, or 70% of product sales, compared to $75.9 million, or 65% of product sales, in 2004. The higher 2005 gross profit was driven by higher 2005 product sales, as described above. Leveraging manufacturing overhead costs across higher product revenue, lower product material costs, and a higher da Vinci Surgical System average selling price drove the higher 2005 product gross margin percentage. We realized an average of $910,000 of revenue per base three-arm da Vinci Surgical System in 2005, compared to $867,000 in 2004.

Product sales gross profit for the year ended December 31, 2004 was $75.9 million, or 65% of product sales, compared to $40.6 million, or 50% of product sales, in 2003. The higher 2004 gross profit was driven by higher 2004 product sales, as described above. The increase in gross profit percentage from 50% in 2003 to 65% in 2004 was driven by leveraging manufacturing overhead across higher revenue, material cost reductions, the impact of

Euro-denominated sales as the Euro strengthened considerably against the US dollar in 2004, and Computer Motion impairment charges and Brookhill-Wilk charges made to cost of sales in 2003.

Service sales gross profit for the year ended December 31, 2005 was $19.5 million, or 56% of service sales, compared to $12.1 million, or 54% of service sales in 2004 and $3.4 million, or 31% of service sales, in 2003. Increasing gross profit was driven by increasing service sales described above. The year over year improvements to the gross profit profile resulted primarily from leveraging service and training cost pools across a larger base of da Vinci Surgical Systems generating service revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for 2005 were $67.4 million, up 38% from $49.0 million for 2004. The year-over-year increase was largely due to sales organization headcount growth and commissions paid relating to higher 2005 sales. We also added headcount in various support functions across the organization.

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

Research and development expenses for 2005 were $17.4 million, compared to $17.8 million for 2004. Research and development expenses for 2004 included $1.1 million of non-recurring charges associated with shutting down the former Computer Motion Goleta, California site. Excluding the impact of these non-recurring charges, higher 2005 research and development expenses resulted primarily from higher 2005 personnel costs associated with our expanding organization.

Research and development expenses for 2004 were $17.8 million, up 10% from $16.2 million for 2003. The increase resulted primarily from the $1.1 million of non-recurring charges associated with shutting down the former Computer Motion Goleta, California site, and higher 2004 personnel costs and project materials costs.

Research and development costs are expensed as incurred. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net comprised mostly of interest income was $5.0 million, $3.0 million and $2.3 million for 2005, 2004 and 2003, respectively. The increases between years resulted primarily from higher interest income earned on increasing cash and short-term investment balances and generally increasing interest rates throughout the periods presented.

Income Tax Benefit (Expense)

Our income tax benefit was $20.3 million for 2005, compared to income tax expense of $0.7 million in 2004. There was no income tax expense recorded for the year ended December 31, 2003. Our 2005 income tax included a one-time deferred tax benefit of $22.2 million related to the reversal of the valuation allowance against our deferred tax assets in the fourth quarter of 2005. Management has concluded, based upon recent operating results, expectations of future taxable income, carryforward periods available to us, and other factors, that it is more likely than not that we will realize sufficient earnings to utilize our deferred tax assets.

Our deferred tax assets arose from federal and state net operating loss carry forwards, federal and state tax credit carry forwards as well as from other timing differences. Historically, these deferred tax assets had been offset in total by a valuation allowance due to the uncertainty surrounding the realization of our deferred tax assets. The release of the valuation allowance and the resulting recognition of a deferred tax benefit in 2005 was based on management’s belief that it is more likely than not that these deferred tax assets will be realized.

Our 2004 income tax was $0.7 million. This tax represented taxes due on income not covered by net operating loss carry forwards. In 2003, we recorded a net loss for the year and recorded no income tax expense. We expect that most of the income tax recorded in 2006 will not result in cash outlays during that year due to the utilization of net operating loss carryforwards and tax credit carryforwards as well as deductions due to employee stock options.

At December 31, 2005, we had approximately $154.9 million and $66.3 million in federal and state net operating loss carry forwards, respectively, to reduce future taxable income. Of these amounts, $100.5 million and $54.2 million, respectively, relate to stock option deductions that are not included in our deferred tax accounts as we will not recognize these deductions until they are utilized. The federal and state carry forwards have expiration dates beginning in 2012 and 2006, respectively, if not utilized.

At December 31, 2005, we had research and development tax credit carry forwards of approximately $5.3 million and $6.6 million for federal and state income tax purposes, respectively. Of these amounts, $0.7 million and $1.8 million, respectively, relate to stock option deductions that are not included in our deferred tax accounts as we will not recognize these credits until they are utilized. If not utilized, the federal research and development tax credit carry forwards will begin to expire in 2011. The state research and development tax credit can be carried forward indefinitely.

Liquidity And Capital Resources

As of December 31, 2005, we had cash, cash equivalents and investments of $202.7 million, compared to $132.0 million at December 31, 2004 and $112.9 million at December 31, 2003. Working capital at December 31, 2005 was $150.7 million, compared to $138.3 million at December 31, 2004 and $118.3 million at December 31, 2003. The $70.7 million increase in cash, cash equivalents and investments during 2005 resulted primarily from cash provided from operating activities of $70.8 million and proceeds from employee stock purchase and option plans of $33.0 million, partially offset by net fixed asset additions of $30.1 million. The 2004 increase in cash, cash equivalents and short-term investments resulted primarily from our net income of $23.5 million, non-cash expenses of $7.4 million and proceeds from employee stock purchase and option plans of $13.2 million, partially offset by net fixed asset additions of $22.4 million. The 2003 increase in cash and cash equivalents and investments and working capital resulted primarily from $77.7 million of net proceeds received from our follow-on stock offering, offset mostly by the Computer Motion acquisition.

Net cash provided by operating activities was $70.8 million for the year ended December 31, 2005, compared to $30.3 million in 2004 and net cash used in operating activities of $7.9 million in 2003. Net cash provided by operating activities in 2005 of $70.8 million resulted primarily from pre-tax income of $73.8 million and non-cash expenses of $6.8 million, partially offset by $9.8 million of working capital requirements. Net cash provided by operating activities in 2004 of $30.3 million resulted from net income of $23.5 million and non-cash expenses of $7.4 million, partially offset by $0.6 million of working capital requirements. Net cash used in operating activities in 2003 resulted from a net loss of $9.6 million and working capital requirements of $9.8 million, partially offset by non-cash expenses of $11.5 million.

Net cash used in investing activities was $103.3 million for the year ended December 31, 2005, compared to $48.2 million in 2004 and $71.2 million in 2003. Net cash used in investing activities in 2005 resulted primarily from the net movement into investments from cash received from profitable operations and the purchase of the additional three-building campus in Sunnyvale, California. Net cash used in investing activities in 2004 resulted primarily from the net movement into short-term investments from cash received from profitable operations along with the purchase of the land and building at our headquarters. Net cash used in investing activities in 2003 resulted primarily from the net movement into short-term investments from cash received from the follow-on offering proceeds.

Net cash provided by financing activities was $32.3 million for the year ended December 31, 2005, compared to $12.1 million for 2004 and $82.3 million for 2003. The 2005 net cash provided by financing activities resulted from $33.0 million of employee stock purchases and option and warrant exercise proceeds, offset partially by debt repayment of $0.6 million. The 2004 net cash provided by financing activities resulted from $13.2 million of employee stock purchases and option and warrant exercise proceeds, offset by debt repayment of $1.1 million. The 2003 net cash provided by financing activities resulted primarily from our follow-on common stock offering yielding $77.7 million of net proceeds, with the remainder coming mostly from employee stock purchases and option exercises.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. During 2005, we experienced significant business expansion. We grew sales 64%, invested in new facilities, began a project to upgrade our information technology systems, and grew our organization by over 30%. In this high growth year, we generated $68.8 million of operating income, which represented the major driver of the net cash provided by operating activities in 2005. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents, and short-term investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes all significant contractual payment obligations, net of sublease income of $0.7 million, by payment due date:

	Payments by Period ($ Millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1.1	$0.6	$0.4	$0.1	$—

As of early March 2006, the Company had purchase obligations for inventory and other goods and services of approximately $39.8 million.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Note 2, “Summary of

Significant Accounting Policies” in Notes to the Consolidated Financial Statements, which is included in Item 8. Financial Statements and Supplementary Data, describes our significant accounting policies. We believe the following estimates are most critical to an understanding of our financial results and condition and require a higher degree of judgment and complexity:

Revenue Recognition. We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as system, services, training and installation. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

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

Similarly, management makes estimates of the uncollectability of accounts receivables, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

Accounting for stock options. We account for stock-based compensation for our employees presented in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation has been recorded for stock options granted to our employees because we have granted stock options to our employees equal to the fair market value of the underlying stock on the date of grant. We have recorded stock-based compensation, primarily related to deferred compensation arising from our initial public offering in 2000 and our acquisition of Computer Motion, Inc. in June 2003.

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Shared-Based Payment” which requires public companies to value employee stock options and stock issued under employee stock purchase plans using fair value-based methods on the option grant date and record them as stock-based compensation expense. Fair value-based models, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. On March 29, 2005, the Securities and Exchange Commission, or SEC, staff issued Staff Accounting Bulletin No. 107 (SAB 107) to provide further guidance on the valuation models, expected volatility, and expected option term. We currently use the Black-Scholes option-pricing model to calculate the pro forma effect on net income and net income per share if we had applied SFAS No. 123 to employee option grants. See Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data for the disclosure of the pro forma information for the years ended December 31, 2005, 2004 and 2003, if we had applied SFAS No. 123. However, the actual impact on our results of operations upon adoption of the new standard could be significantly different from the pro forma information included in Note 2 to our consolidated financial statements due to variations in estimates and assumptions used in the calculation. Beginning with the third quarter of 2005, we modified our approach to estimate the expected stock price volatility and expected option life. We believe the modifications to our estimates will generate assumptions that are more indicative of future trends. The effective date of SFAS No. 123R is for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006. Since we currently account for equity awards granted to our employees under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations.

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

Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

We have intangible assets on our balance sheet related to the acquisition of Computer Motion and the acquisition of other patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. We conducted the required intangible assets impairment review during the fourth quarter of 2005. No impairment charge was recorded for the years ended December 31, 2005 and 2004. For the year ended December 31, 2003, we impaired $3.3 million of developed technology intangible assets related to a product for which futures sales were anticipated to be significantly lower than the original forecast, and $0.3 million of trademark intangible assets and other intangible assets related to this product and to purchased software that has no future use. A considerable amount of judgment is required in calculating this impairment charge, principally in determining market premiums and financial forecasts.

Goodwill. We have goodwill on our balance sheet relating to the acquisition of Computer Motion. Goodwill is recorded as the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, rather is tested for impairment at least annually in the fourth quarter of each fiscal year (more frequently if certain indicators are present). In the event we determine that goodwill has been impaired, we will record an accounting charge for the impairment during the fiscal quarter in which the determination is made. In the fourth quarter of 2005, we performed our assessment of whether there was an indication that goodwill was impaired at December 31, 2005. The quoted market price of our common stock was used to determine fair value for the impairment purpose. Our market capitalization continues to support the fair value of our reporting unit. We are required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. Since we currently operate in one reportable segment, all of the goodwill has been assigned to the enterprise as a whole. We completed the goodwill impairment tests and determined that the goodwill was not impaired at December 31, 2005. A considerable amount of judgment is required in calculating this impairment charge, principally in determining the reporting units.

Accounting for investments in non-consolidated companies. From time to time, we hold equity investments in privately-held companies for business and strategic purposes. These investments are accounted for under the cost method, as we do not have the ability to exercise significant influence over these companies’ operations. We periodically monitor our equity investments for impairment and will record reductions in carrying values if and when necessary. For equity investments in privately-held companies, the evaluation process is based on information that we request from these companies. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. As part of this evaluation process, our review includes, but is not limited to, a review of each company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of an investment is at an amount above fair value, or if a company has completed a financing with unrelated third party investors based on a valuation significantly lower than the carrying value of our investment and the decline is other-than-temporary, it is our policy to record an investment loss in our consolidated statement of operations. Estimating the fair value of non-marketable equity investments in companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At December 31, 2005, our equity investments in non-consolidated companies consisted of investments of a privately-held company of approximately $0.9 million. For the year ended December 31, 2005, we have not recorded any loss on our investment in the privately-held company.

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

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004, we recorded a valuation allowance due to uncertainties related to our ability to utilize our deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which these deferred tax asset could be realized in the foreseeable future. In the fourth quarter of 2005, we released our valuation allowance as we believed that it was more likely than not that we would be able to utilize our deferred tax assets. Management has concluded, based upon recent operating results, expectations of future taxable income, carryforward periods available to us, and other factors, that it is more likely than not that we will realize sufficient earnings to utilize our deferred tax assets.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets and liabilities. Management judgment is required in determining any valuation allowance recorded against our deferred tax assets. Any such valuation allowance would be based on management estimates of taxable income and the period over which our deferred tax assets would be recoverable. As of December 31, 2005, we have recorded no valuation allowance, based on our belief that it is more likely than not that we will be able to utilize our deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 under “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of our cash and cash equivalents and investments.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include commercial paper and government and non-government debt securities. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These “variable-rate” investments primarily include auction-rate securities with rates that re-set generally every 30 days. The weighted-average maturity of all of our fixed-rate and variable-rate investments as of December 31, 2005 was approximately one year. At December 31, 2005 and 2004, approximately 63% and 47%, respectively, of our fixed-rate and variable-rate investment portfolio was composed of investments with maturities of one year or less. The following table presents the amounts of our investments that may be subject to interest rate risk and the weighted-average interest rates by year of maturity ($ in thousands):

	As of December 31, 2005		As of December 31, 2004
	Weighted Average Interest Rate	Fair Value	Weighted Average Interest Rate	Fair Value
Variable rate securities	4.30%	$52,900	2.46%	$40,650
Marketable securities
Fixed rate (mature in 2005)	—	$—	2.85%	$21,250
Fixed rate (mature in 2006)	2.95%	$70,779	2.93%	$48,282
Fixed rate (mature in 2007)	3.80%	$50,274	3.01%	$15,085
Fixed rate (mature in 2008)	4.21%	$23,278	3.77%	$1,000

The above securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. Unrealized losses are charged against income when a decline in fair market value is determined to be other-than-temporary. The specific identification method is used to determine the cost of securities sold.

The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2005, the fair market value of the portfolio would decline by approximately $1.3 million.

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the euro.

For 2005, 2004 and 2003, sales denominated in foreign currencies were 9%, 8% and 12%, respectively, of total sales.

Foreign currency fluctuations resulted in a loss of $0.6 million, and gains of $0.2 million and $0.4 million for 2005, 2004 and 2003 respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 9, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting, that Intuitive Surgical, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuitive Surgical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Intuitive Surgical, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intuitive Surgical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and the financial statement schedule listed in the index at Item 15(a) and our report dated March 9, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 9, 2006

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,508	$5,771
Short-term investments	123,679	126,267
Accounts receivable, net of allowances of $1,591 and $1,334 at December 31, 2005 and 2004, respectively	52,849	35,443
Inventory	15,170	5,966
Prepaids	6,131	3,032
Deferred tax assets	4,999	—
Restricted cash	319	205

Total current assets	208,655	176,684
Property and equipment, net	52,225	27,065
Restricted cash	—	319
Long-term investments	73,552	—
Long-term deferred tax asset	35,759	—
Intangible assets, net	5,353	6,221
Goodwill	124,638	143,332
Other assets	1,405	608

Total assets	$501,587	$354,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,950	$4,485
Accrued compensation and employee benefits	14,997	10,321
Deferred revenue	25,313	15,372
Restructuring accrual	293	541
Other accrued liabilities	9,434	7,057
Current portion of notes payable	—	609

Total current liabilities	57,987	38,385
Deferred revenue	198	505
Other accrued liabilities	811	407

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, 2,500,000 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2005 and 2004, respectively	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 36,187,910 and 34,234,795 shares issued and outstanding as of December 31, 2005 and 2004, respectively	36	34
Additional paid-in capital	465,021	430,362
Accumulated deficit	(20,989)	(114,936)
Treasury Stock, at cost, no shares and 4,461 shares at December 31, 2005, and December 31, 2004, respectively	—	(136)
Accumulated other comprehensive loss	(1,477)	(392)

Total stockholders’ equity	442,591	314,932

Total liabilities and stockholders’ equity	$501,587	$354,229

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2005	2004	2003
Sales:
Products	$192,417	$116,338	$80,586
Services	34,921	22,465	11,089

Total sales	227,338	138,803	91,675
Cost of sales:
Products	58,357	40,472	39,977
Services	15,412	10,341	7,669

Total cost of sales	73,769	50,813	47,646

Gross profit	153,569	87,990	44,029

Operating costs and expenses:
Selling, general and administrative	67,443	48,994	39,719
Research and development	17,354	17,812	16,190

Total operating costs and expenses	84,797	66,806	55,909

Income (loss) from operations	68,772	21,184	(11,880)
Interest income	5,569	2,869	2,066
Interest expense	(17)	(91)	(203)
Other income (expense)	(517)	242	394

Income (loss) before income taxes	73,807	24,204	(9,623)
Income tax benefit (expense)	20,327	(726)	—

Net income (loss)	$94,134	$23,478	$(9,623)

Net income (loss) per common share:
Basic	$2.68	$0.70	$(0.41)

Diluted	$2.51	$0.67	$(0.41)

Shares used in computing basic and diluted net income (loss) per common share:
Basic	35,070	33,693	23,626

Diluted	37,488	34,976	23,626

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock	Stock Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock	Stock Amount	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2002	18,357,513	$18	$191,038	$(223)	$(128,791)	—	$—	$1,638	$63,680

Issuance of common stock in connection with Computer Motion, Inc. acquisition	8,041,325	8	141,429	—	—	—	—	—	141,437
Issuance of common stock in connection with the public offering, net of issuance costs of $5,645	5,750,000	6	77,724	—	—	—	—	—	77,730
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan	903,841	1	6,232	—	—	—	—	—	6,233
Repurchase of common stock	(1,048)	—	(6)	—	—	—	—	—	(6)
Deferred compensation	—	—	142	(434)	—	—	—	—	(292)
Amortization of deferred compensation	—	—	—	558	—	—	—	—	558
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	(683)	(683)
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	(9,623)	—	—	—	(9,623)

Comprehensive loss									(10,383)

Balances at December 31, 2003	33,051,631	$33	$416,559	$(99)	$(138,414)	—	$—	$878	$278,957
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan	1,183,164	1	13,368	—	—	—	—	—	13,369
Income tax benefit from stock option exercises	—	—	387	—	—	—	—	—	387
Repurchase of common stock	—	—	—	—	—	(4,461)	(136)	—	(136)
Stock Compensation	—	—	48	—	—	—	—	—	48
Amortization of deferred compensation	—	—	—	99	—	—	—	—	99
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	(1,367)	(1,367)
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	97	97
Net income	—	—	—	—	23,478	—	—	—	23,478

Comprehensive income									22,208

Balances at December 31, 2004	34,234,795	$34	$430,362	$—	$(114,936)	(4,461)	$(136)	$(392)	$314,932
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan.	1,959,118	2	32,994	—	—	—	—	—	32,996
Income tax benefit from stock option exercises	—	—	1,686	—	—	—	—	—	1,686
Repurchase and retirement of common stock	(6,003)	—	(21)	—	(187)	4,461	136	—	(72)
Comprehensive income:
Change in unrealized gain (loss) on available-for-sales securities	—	—	—	—	—	—	—	(1,134)	(1,134)
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	49	49
Net income	—	—	—	—	94,134	—	—	—	94,134

Comprehensive income									93,049

Balances at December 31, 2005	36,187,910	$36	$465,021	$—	$(20,989)	—	$—	$(1,477)	$442,591

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	$94,134	$23,478	$(9,623)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,859	5,096	4,151
Provision (benefit) for doubtful accounts	77	(374)	887
Loss on sales of Property and Equipment	5	270	5
Amortization of deferred compensation and stock compensation	—	147	700
Amortization/Impairment of intangible assets	1,868	1,868	5,778
Income tax benefits related to an acquisition	18,694	—	—
Income tax benefits related to stock option exercises	1,686	387	—
Deferred income taxes	(40,758)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(17,462)	(8,250)	(6,346)
Prepaids	(3,139)	409	(778)
Inventory	(9,205)	2,822	4,622
Other assets	93	315	(580)
Accounts payable	3,505	(1,440)	(11,336)
Accrued compensation and employee benefits	4,755	5,014	(1,565)
Restructuring accrual	(248)	(612)	(2,565)
Other accrued liabilities	2,289	(2,199)	3,367
Deferred revenue	9,634	3,384	5,429

Net cash provided by (used in) operating activities	70,787	30,315	(7,854)

Investing activities:
Acquisition of property and equipment	(30,054)	(22,439)	(2,525)
Disposition of property and equipment	10	—	150
Acquisition of patent	(1,000)	—	(2,600)
Acquisition of business, net of cash acquired	—	—	(5,861)
Acquisition of private equity investments	(371)	—	—
Release of restricted cash	205	306	223
Increase in restricted cash	—	—	(98)
Purchase of investments	(220,540)	(121,890)	(91,592)
Proceeds from sales and maturities of investments	148,443	95,870	31,127

Net cash used in investing activities	(103,307)	(48,153)	(71,176)

Financing activities:
Proceeds from issuance of common stock, net	32,996	13,233	83,963
Repurchase and retirement of common stock	(72)	—	(6)
Repayment of notes payable	(608)	(1,116)	(1,624)

Net cash provided by financing activities	32,316	12,117	82,333

Effect of exchange rate changes on cash and cash equivalents	(59)	157	(20)
Net increase (decrease) in cash and cash equivalents	(263)	(5,564)	3,283
Cash and cash equivalents, beginning of period	5,771	11,335	8,052

Cash and cash equivalents, end of period	$5,508	$5,771	$11,335

Supplemental Disclosure of Cash Flow Information:
Non-cash investing activity:
Common stock issued in connection with acquisition of business	$—	$—	$141,437

Acquisition of investments in connection with a cross-licensing agreement	$525	$—	$—

Income taxes paid	$1,087	$60	$—

Interest paid	$17	$91	$203

See accompanying notes.

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Intuitive Surgical, Inc. (the “Company”) designs, manufactures, and markets the da Vinci Surgical System, which is an advanced surgical system that the Company believes represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives and distributors in its international markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter- company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts approximate fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal.

The Company’s accounts receivable are derived from net sales to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2005, 80% and 20%, respectively, of accounts receivable were from the United States and other countries. As of December 31, 2004, 82% and 18%, respectively, of accounts receivable were from the United States and other countries. For the year ended December 31, 2005, the United States and international sales accounted for 83% and 17%, respectively, of total sales. For the year ended December 31, 2004, the United States and international sales accounted for 79% and 21%, respectively, of total sales. For the year ended December 31, 2003, the United States and international sales accounted for 76% and 24%, respectively, of total sales. No single customer represented more than 10% of total sales for the years ended December 31, 2005, 2004 and 2003. There was one customer who accounted for approximately 12% of net accounts receivable as of December 31, 2005. No single customer represented more than 10% of net accounts receivable as of December 31, 2004.

The Company’s da Vinci Surgical System, HERMES Control Center, AESOP Endoscope Positioner and related instruments and accessories accounted for substantially all of the Company’s product sales for the years ended December 31, 2005, 2004 and 2003. Purchases of key parts and components used to manufacture the Company’s products are from limited supply sources. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.

Foreign Currency Translation

The functional currency of each foreign subsidiary is its local currency. Foreign assets and liabilities are translated into U.S. dollars at year-end exchange rates when appropriate, while components of the income statement are translated using average exchange rates in effect throughout the year. Gains and losses arising from foreign currency transactions are included in the Consolidated Statement of Operations. Losses arising from foreign currency transactions totaled $0.6 million for the year ended December 31, 2005. Gains arising from foreign currency transactions totaled $0.2 million and $0.4 million for the years ended December 31, 2004 and 2003, respectively. Translation adjustments of balance sheet items are included as a component of stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25, but will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective for the Company beginning in the Company’s first quarter of 2006. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has evaluated the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R and SAB No. 107 in the first quarter of 2006 will have a material impact on the Company’s consolidated results of operations and net earnings per share. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. The Company also expects to apply the modified prospective method.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within the net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP No. 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment

(products put on the market on or prior to August 13, 2005) sold to commercial users either remains with the commercial user until the equipment is replaced or is the responsibility of a producer selling the user new like equipment. The Directive also provides, however, that the responsibility for the management for this historical equipment is negotiable at the time of sale of the new equipment. The Directive has not yet been implemented in every EU country and specific EU country requirements may vary. FSP No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. FSP No. 143-1 does not address the accounting for the disposal of waste related to equipment put on the market after August 13, 2005. The adoption of FSP No. 143-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP No. FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP No. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of 2006. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial condition.

Revenue Recognition

The Company’s revenues are derived primarily from product revenue resulting from system, instruments and accessories sales, and service revenue resulting from service contracts, installation and training services revenue.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured.

In certain cases, revenue from system sales is earned pursuant to multiple-element arrangements that require judgment in the areas of customer acceptance, collectibility, the separability of units of accounting, and the fair value of individual elements. The Company recognizes revenue in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The principles and guidance outlined in EITF No. 00-21 provide a framework to (a) determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (b) determine how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service contracts, installation, and training. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the undelivered element when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the system sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Assuming all other criteria for revenue recognition have been met, the Company recognizes revenue for direct system sales when delivery and acceptance occurs which is deemed to have occurred upon the receipt by the Company of a form executed by the customer acknowledging delivery and acceptance. The Company recognizes revenue for distributor system sales upon delivery which is generally upon shipment of the system. The Company recognizes revenue for installation when the service is rendered, which is deemed to have occurred upon the receipt by the Company of an installation form executed by the customer acknowledging installation. The Company recognizes revenue for training when the services are rendered, and for service contracts over the service period, which is generally one year.

Revenue from sales of instruments and accessories is recognized upon delivery which is generally upon shipment of the product. Revenue related to future commitments under separately priced service contracts is deferred and recognized ratably over the service period. Amounts billed in excess of revenue recognized are included as deferred revenue in the consolidated balance sheets. Revenue related to services performed on a time–and–materials basis is recognized when it is earned and billable.

The Company’s system contracts generally do not allow rights of return. The Company’s distributors do not have price protection rights. The Company records an allowance on instruments and accessories sales returns based on historical returns.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents for the purpose of balance sheet and statement of cash flows presentation. The carrying value of cash and cash equivalents approximates estimated market value at December 31, 2005 and December 31, 2004.

Investments

All investment securities are classified as available-for-sale and therefore carried at estimated fair value. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. As of December 31, 2004, the Company classified all investment securities as short-term, even though the stated maturity date may be one year or more beyond December 31, 2004, as the Company viewed its investment securities as available for use in its current operations. As of December 31, 2005, based upon recent operating results and expectations of future operating income, the Company considers all highly liquid investment securities with remaining maturities of one year or less to be short-term investments. Available-for-sale securities are stated at estimated fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary, if any, are recorded as charges in the consolidated statement of operations. No charges related to the decline in fair value were recorded for any periods presented.

Inventory

Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor, direct subcontract costs, and manufacturing overhead. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Computer equipment	3 years
Purchased software	3-5 years
Laboratory and manufacturing equipment	5 years
Office furniture and equipment	5 years
Facility improvements	5 years
Building	15 years
Leasehold improvements	Lesser of useful life or term of lease

Long-Lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Goodwill and Intangible Assets

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Intangible Assets,” the Company performs an annual impairment test for goodwill and intangible assets with indefinite lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. The quoted market price of the Company’s common stock was used to determine fair value for SFAS No. 142 impairment purposes.

Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately 3 to 7 years using the straight-line method.

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

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$94,134	$23,478	$(9,623)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of $0 related tax effect	—	147	700
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(14,071)	(9,916)	(8,176)

Pro forma net income (loss)	$80,063	$13,709	$(17,099)

Net income (loss) per share:
Basic—as reported	$2.68	$0.70	$(0.41)
Basic—pro forma	$2.28	$0.41	$(0.72)
Diluted—as reported	$2.51	$0.67	$(0.41)
Diluted—pro forma	$2.14	$0.39	$(0.72)

SFAS No. 123 requires the use of highly subjective assumptions within option pricing models to determine the value of employee stock options. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the vesting period of the options and amortized over the purchase period for the stock purchase plan.

Research and Development

Research and development costs, which include clinical costs, are expensed to operations as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2005, 2004 and 2003 were $1.4 million, $1.3 million, and $1.4 million, respectively.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of sales at the time the related sales are recognized. Amounts billed to customers for shipping and handling are reported as sales.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is more likely than not.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period less the weighted-average common shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted-average number of common and potential common shares outstanding during the period less the weighted-average common shares subject to repurchase if their effect is dilutive. Potential common shares were excluded in computing net income (loss) per common share when the Company incurred a loss for the period, as they were antidilutive.

The following table presents the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$94,134	$23,478	$(9,623)

Basic:
Weighted-average shares outstanding	35,070	33,693	23,630
Less weighted-average shares subject to repurchase	—	—	(4)

Weighted-average shares used in computing basic net income (loss) per common share	35,070	33,693	23,626

Basic net income (loss) per common share	$2.68	$0.70	$(0.41)

Diluted:
Weighted average shares outstanding used in basic calculation	35,070	33,693	23,626
Stock options, warrants and shares from employee stock purchase plan	2,418	1,283	—

Weighted-average shares used in computing diluted net income (loss) per common share	37,488	34,976	23,626

Diluted net income (loss) per common share	$2.51	$0.67	$(0.41)

Potentially dilutive securities excluded from diluted net income (loss) per common share computation because they are antidilutive	174	1,302	3,981

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

The components of accumulated other comprehensive income (loss), net of related taxes, were comprised of the following (in thousands):

	December 31,
	2005	2004
Accumulated net unrealized gain (loss) on available-for-sale securities	$(1,561)	$(427)
Foreign currency translation adjustments	84	35

Total accumulated other comprehensive income (loss)	$(1,477)	$(392)

Segments

The Company operates in one segment, using one measurement of profitability to manage its business. As of December 31, 2005 and 2004, over 99% of all long-lived assets were maintained in the United States. For the years ended December 31, 2005, 2004 and 2003, 83%, 79% and 76%, respectively, of net sales were generated in the United States.

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes available-for-sale securities included in short-term and long-term investments as of the respective dates (in thousands):

	December 31, 2005				December 31, 2004
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. corporate debt	$89,956	$8	$(953)	$89,011	$54,577	$203	$(350)	$54,430
U.S. government debt	57,936	4	(620)	57,320	33,468	14	(294)	33,188
Municipal debt	50,900	—	—	50,900	38,649	—	—	38,649

	$198,792	$12	$(1,573)	$197,231	$126,694	$217	$(644)	$126,267

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP No. FAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate debt	$44,291	$(463)	$36,501	$(490)	$80,792	$(953)
U.S. government debt	26,703	(243)	28,616	(377)	55,319	(620)

	$70,994	$(706)	$65,117	$(867)	$136,111	$(1,573)

The Company monitors the investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and severity of the related unrealized loss; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the Company’s industry; the Company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on the investments in U.S. corporate debt and U.S. government debt were caused by rising interest rates. The Company expects to receive the full principal and interest from all of these investment securities on their respective stated maturity dates. The corporate debt the Company holds is all high investment grade, and there were no credit events on any of the corporate debt held by the Company. Therefore, the Company does not believe it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2005.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at December 31, 2005, by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$124,286	$123,679
Mature in one to five years	74,506	73,552

Total	$198,792	$197,231

There were no realized gains on available-for-sale securities for the year ended December 31, 2005. Realized gains on available-for-sale securities were $0.1 million and $0.6 million for the years ended December 31, 2004, and 2003, respectively. There were no realized losses on available-for-sale securities for the years ended December 31, 2005, 2004, and 2003. These gains have been recognized with other income and expense in the period to which they relate. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

NOTE 4. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$5,187	$2,404
Work-in-process	4,416	1,183
Finished goods	5,567	2,379

Total	$15,170	$5,966

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Building	$22,853	$13,813
Land	15,520	5,400
Computer equipment	3,292	2,463
Laboratory and manufacturing equipment	14,599	8,473
Office furniture and equipment	1,170	1,171
Facility/leasehold improvements	5,513	3,625
Purchased software	7,864	6,015

	70,811	40,960
Less accumulated depreciation	(18,586)	(13,895)

Property and equipment, net	$52,225	$27,065

NOTE 6. ACQUISITION OF COMPUTER MOTION, INC.

On June 30, 2003, the Company acquired all of the outstanding shares of Computer Motion, Inc. through a merger of Computer Motion with a wholly owned subsidiary of Intuitive Surgical. The Company accounted for this transaction as a purchase of a business.

The total purchase price was comprised of the following (in thousands):

Value of Intuitive Surgical common stock issued	$125,734
Assumption of Computer Motion warrants and options	15,703

Total value of Intuitive Surgical securities	141,437
Direct transaction costs	1,774
Bridge loan facility	5,302

Total purchase price	$148,513

Future business results may differ from inherent estimates contained in the allocation, including obligations related to existing lease commitments, and other underlying assumptions. The total purchase price has been allocated as follows (in thousands):

Amortizable intangible assets:
Customer relationships	$1,300
Developed and core technology	6,800
Trademark	200
Internal use software	300
In-process research and development	100
Goodwill	143,332
Net liabilities assumed	(3,519)

Total purchase price	$148,513

The results of operations of Computer Motion have been included in the Consolidated Statement of Operations from the date of acquisition, June 30, 2003. The following unaudited pro forma financial information (in thousands, except per share amounts) for the year ended December 31, 2003 gives effect to the acquisition by Intuitive Surgical of Computer Motion as if it had occurred on January 1, 2003. The pro forma financial information excludes charges for acquired in-process research and development. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that Intuitive Surgical would have reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results or financial position of Intuitive Surgical.

Year Ended December 31, 2003
Sales	$102,085
Net loss	$(29,133)
Net loss per common share	$(0.92)

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The Company’s goodwill amounts relate to the acquisition of Computer Motion, Inc. in June 2003. In accordance with SFAS No. 142, goodwill can no longer be amortized; however, they will be tested for impairment at least annually (more frequently if certain indicators are present). The Company performs the impairment test in the fourth quarter of each year.

The Company’s intangible assets are comprised of purchased patents and acquired intangibles from the purchase of Computer Motion, Inc. These intangible assets are amortized over their respective useful lives, which range from approximately 3 to 7 years.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows (in thousands):

Balance as of December 31, 2003	$143,106
Adjustments related to subleasing vacated facilities	226

Balance as of December 31, 2004	143,332
Adjustment to deferred tax assets acquired in Computer Motion acquisition	(18,694)

Balance as of December 31, 2005	$124,638

In December 2005, the Company purchased three patents related to image-guided surgeries for $1.0 million. At December 31, 2005, net intangible assets were comprised of the following (in thousands):

	Gross	Accumulated Amortization	Impairment	Net
Developed Technology	$3,500	$250	$3,250	$—
Core Technology	3,300	1,179	—	2,121
Customer Relationships	1,300	767	—	533
Patents	8,310	5,722	—	2,588
Other Intangible assets	500	98	291	111

Total intangible assets, net	$16,910	$8,016	$3,541	$5,353

At December 31, 2004, net intangible assets was comprised of the following (in thousands):

	Gross	Accumulated Amortization	Impairment	Net
Developed Technology	$3,500	$250	$3,250	$—
Core Technology	3,300	707	—	2,593
Customer Relationships	1,300	501	—	799
Patents	7,310	4,616	—	2,694
Other Intangible assets	500	74	291	135

Total intangible assets, net	$15,910	$6,148	$3,541	$6,221

Amortization expense related to intangible assets was $1.9 million, $1.9 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated future amortization expense related to intangible assets at December 31, 2005 is as follows (in thousands):

Fiscal Year
2006	1,353
2007	1,155
2008	888
2009	888
2010	455
Thereafter	614

Total	$5,353

Impairment of Goodwill

In accordance with SFAS No. 142, the Company performed its assessment of whether there was an indication that goodwill was impaired at December 31, 2005. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of

SFAS No. 142. All of the goodwill has been assigned to the enterprise as a whole. The Company determined that the goodwill was not impaired at December 31, 2005. The quoted market price of the Company’s common stock was used to determine fair value for SFAS No. 142 impairment purposes.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires recognition of impairment of long-lived assets when circumstances indicate impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows, the estimated useful or contractual life of the asset and the contract or product supporting the asset. No impairment losses were incurred for the year ended December 31, 2005 or 2004. In the third and fourth quarter of 2003, the Company impaired $0.1 million and $3.2 million, respectively, of developed technology intangible assets related to products for which future sales were anticipated to be significantly lower than the original forecast. These amounts are included in product cost of sales in the accompanying Consolidated Statement of Operations. In addition, in the third and fourth quarter of 2003, the Company impaired $0.1 million and $0.2 million, respectively, of trademark intangible assets and other intangible assets related to this product and to purchased software that has no future use. These amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

NOTE 8. INVESTMENTS IN NON-CONSOLIDATED COMPANIES

At December 31, 2005, the equity investments in non-consolidated companies consisted of investments in a privately-held company of approximately $0.9 million. At December 31, 2004, the Company did not have any equity investments in non-consolidated companies. The Company accounted for this investment using the cost method, as the Company does not have the ability to exercise significant influence over the other company’s operations. The Company periodically monitors equity investments for impairment and will record reductions in carrying values if and when necessary. For the year ended December 31, 2005, the Company has not recorded any impairment loss on the investment. The Company believes that the carrying value of the investment in the non-consolidated company approximated its fair value at December 31, 2005.

NOTE 9. RESTRUCTURING CHARGES

Upon the consummation of the acquisition of Computer Motion in June 2003, Intuitive’s management approved plans to restructure the operations of the combined entity. The restructuring plan eliminated redundant activities and infrastructure. The Company now has a single sales and marketing organization and has consolidated all manufacturing and administrative functions in Sunnyvale, California. Based upon the restructuring plan, the Company recorded a $3.4 million accrual in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” In accordance with EITF No. 95-3, the restructuring accrual has been recorded as a component of the purchase price. The accrual was comprised of $2.6 million for employee severance costs, which was substantially paid out by the end of 2004, and $0.8 million to exit existing lease commitments. The Company has estimated vacancy periods of between one month and three years between exiting various sites and realizing subleasing proceeds. The Company increased the accrual for the employee severance by $0.2 million in 2003. The Company also increased the accrual for the estimated losses to be incurred to sublet vacated facilities by $0.2 million in 2004 due to the change in assumptions used to calculate the losses on subleasing the vacated facilities. This amount was recorded as an adjustment to goodwill.

Subsequent to the Computer Motion acquisition, based on the Company’s cost structure and future development plans, the Company determined to completely shut down the Goleta research and development facility. This plan called for exiting the last Goleta rented facility and terminating the employment of all of the

Goleta-based employees. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded $0.4 million of one-time employee termination costs, which were paid out by the end of 2004. In 2004, the Company completed the shutdown of the Goleta research and development facilities and accrued $0.5 million of lease commitment costs to exit the leased facility. The Company later decreased its restructuring liability by $0.2 million due to the changes in estimates of subleasing proceeds. The charges incurred were recorded in research and development expenses in the Consolidated Statement of Operations. The Company expects to fully utilize the accrual by the third quarter of 2007, when existing lease commitments expire.

The following table summarizes the restructuring activity for the periods indicated (in thousands):

	EITF No. 95-3		SFAS No. 146
	Employee Severance	Lease Commitments	Employee Severance	Lease Commitments	Total
Costs accrued	$2,629	$816	$410	$525	$4,380
Cash payments, net of subleasing proceeds	(2,781)	(593)	(410)	(207)	(3,991)
Currency impact	(23)	(23)	—	—	(46)
Adjustments	175	200		(177)	198

Balance at December 31, 2004	—	400	—	141	541

Cash payments, net of subleasing proceeds	—	(180)	—	(68)	(248)

Balance at December 31, 2005	$—	$220	$—	$73	$293

NOTE 10. OTHER ACCRUED LIABILITIES

The Company’s other current accrued liabilities is comprised of the following (in thousands):

	December 31,
	2005	2004
Sales tax and VAT accrual	$2,516	$1,285
Professional services accrual	1,950	1,779
Customer training accrual	1,132	927
Consulting accrual	943	394
Customer deposits	733	230
Grant and fellowship accrual	339	190
Franchise and income tax payable	238	390
Other	1,583	1,862

Total	$9,434	$7,057

NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space for research and development in Milford, Connecticut and sales office space in St. Germain en Laye, France. In connection with the acquisition of Computer Motion, the Company assumed leases in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of December 31, 2005, the Company sublet approximately 90% of its office space in Goleta.

Future minimum lease commitments, net of sublease income of $0.7 million under the Company’s operating leases as of December 31, 2005 are as follows (in thousands):

2006	$626
2007	366
2008	70
2009	34

$1,096

Rent expense was approximately $0.2 million, $0.4 million, and $3.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

CONTINGENCIES

The Company is subject to various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, contract disputes, and other matters. The Company does not know whether it will prevail in these matters nor can it assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, the Company believes that it has meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on its business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

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

TREASURY STOCK

The Company records treasury stock under the cost method. Stock repurchased by the Company for the year ended December 31, 2004, was $0.1 million. In 2005, the Board of Directors approved to retire all treasury stock outstanding.

COMMON STOCK

The Company has reserved the following shares of common stock for the exercise of warrants, and the issuance and exercise of options and rights granted under the Company’s stock option plans as follows:

	December 31,
	2005	2004	2003
Warrants	238,703	637,151	662,256
Stock option plans	8,684,246	8,234,117	7,583,723

	8,922,949	8,871,268	8,245,979

The Company has previously issued shares of common stock which are subject to the Company’s right to repurchase at the original issuance price upon the occurrence of certain events as defined in the agreements relating to the sale of such stock. As of December 31, 2005 and 2004, no shares were subject to repurchase. As of December 31, 2003, 366 shares were subject to repurchase.

WARRANTS

In June 2000, the Company issued a warrant to purchase 2,540 shares of common stock at an exercise price of $18.00 per share to one company. The warrant, which was fully vested and immediately exercisable, was exercised in 2005. The value of the warrant was estimated using the Black-Scholes option pricing model and was determined to be immaterial.

In conjunction with the Computer Motion acquisition in June 2003, the Company assumed warrants to purchase 724,729 shares of common stock at a weighted average exercise price of $20.52 per share. The warrants were fully vested and immediately exercisable. In December 2003, warrants to purchase 65,013 shares with a weighted average exercise price of $15.42 expired. Remaining warrants expire from February 2006 through February 2007.

The following table summarizes the warrants exercised and the weighted-average exercise prices. No warrants were exercised in 2003.

	Year Ended December 31
	2005	2004
Warrants exercised	395,908	23,667
Weighted-average exercise price	$20.22	$15.30

The following table summarizes the warrants outstanding and the weighted-average exercise prices.

	December 31,
	2005	2004	2003
Warrants outstanding	238,703	634,611	659,716
Weighted-average exercise price	$16.24	$19.70	$19.59

STOCK OPTION PLANS

1996 Equity Incentive Plan

In January 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Equity Incentive Plan (the “1996 Plan”) under which certain employees, consultants and directors may be granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”) to purchase shares of the Company’s common stock. The 1996 Plan permitted ISOs to be granted at an exercise price not less than the fair value on the date of grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 1996 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48 per month thereafter; however, options may have been granted with different vesting terms as determined by the Board of Directors. A total of 2,420,000 shares of common stock have been authorized for issuance pursuant to the 1996 Plan as of December 31, 2005.

2000 Equity Incentive Plan

In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”), which took effect upon the closing of the Company’s initial public offering. The plan is an amendment and restatement of the 1996 Plan. The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of shareholders. As of December 31, 2005, there were 4,680,274 shares reserved for grant under this plan.

2000 Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan. The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of shareholders. Employees are generally eligible to participate in the Employee Stock Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not 5% stockholders of the Company. Under the Employee Stock Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is twenty-four months long and is divided into four shorter purchase period approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lessor of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date.

The Company issued approximately 189,673, 184,581 and 274,100 shares under the Employee Stock Purchase Plan, representing approximately $3.2 million, $2.1 million and $1.9 million in employee contributions for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, there were 471,222 shares reserved for grant under this program.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan. The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of stockholders. The plan provides an initial grant of 15,000 shares to members of the Board who are not employees of the Company (“External Directors”). At any subsequent year, each External Director who has been an External Director for at least six months is granted an option to purchase 7,500 additional shares. Each external Director who serves as Chairman of a Board Committee shall be granted an additional Committee Chairman grant to purchase 2,500 shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed ten years. Initial grants are vested over a three-year period with one-third of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Annual grants and Committee Chairman grants are vested one year from the date of the grant. As of December 31, 2005, there were 301,073 shares reserved for grant under this plan.

Computer Motion’s 1997 Stock Incentive Plan and Tandem Stock Option Plan

In conjunction with the Computer Motion acquisition in June 2003, the Company assumed stock options under Computer Motion’s 1997 Stock Incentive Plan (The “1997 Plan”) and Tandem Stock Option Plan (the “Tandem Plan”), resulting in an additional 1.4 million options to purchase the Company’s common stock. The Tandem Plan has expired, and the Company does not anticipate issuing any new options under the 1997 Plan.

STOCK OPTION PLAN INFORMATION

Option activity under the 1996, 1997, 2000 and Tandem Plans was as follows:

	2005		2004		2003
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at January 1	3,661,796	$16.20	3,725,429	$14.50	2,452,080	$14.48
Options granted	1,200,955	53.44	1,350,805	19.14	2,552,791	13.17
Options exercised	(1,386,018)	15.92	(967,945)	11.36	(696,145)	6.04
Options canceled	(245,056)	32.47	(446,493)	21.34	(583,297)	16.84

Outstanding at December 31	3,231,677	28.93	3,661,796	16.20	3,725,429	14.50

Exercisable at December 31	1,413,730	$19.27	1,874,256	$15.24	2,185,236	$14.57

Additional information concerning options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.00	3,085	6.8	$—	3,085	$—
1.00– 2.52	1,250	1.5	1.00	1,250	1.00
2.53– 3.88	36,918	4.8	3.09	33,703	3.03
3.89– 5.99	11,155	6.7	4.18	11,155	4.18
6.00– 10.29	52,445	3.9	6.00	52,445	6.00
10.30– 15.47	677,911	6.6	12.84	430,411	13.03
15.48– 23.33	1,265,370	7.3	18.39	675,557	18.36
23.34– 35.92	106,086	7.2	29.19	51,498	30.90
35.93– 66.61	903,207	9.0	47.08	154,626	46.35
66.62– 106.24	113,300	9.7	74.23	—	—
$106.25– $120.11	60,950	9.9	114.97	—	—

	3,231,677	7.7	$28.93	1,413,730	$19.27

Under the 1996 and 2000 Plans, the Company may also grant rights to purchase restricted stock. Terms and conditions of these rights are determined by the Board of Directors. However, no right shall be granted at an exercise price which is less than 85% of the fair value of the Company’s common stock on the date of grant. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original purchase price of the stock. The right expires at a rate determined by the Board of Directors, generally at a rate of 12.5% after 6 months and 1/48 per month thereafter. The Company did not repurchase any shares under the 1996 and 2000 Plans for the year ended December 31, 2005 and 2004. For the year ended December 31, 2003, the Company repurchased 1,048 shares under the 1996 and 2000 Plans.

No deferred stock compensation was recorded for the years ended December 31, 2005 and 2004. The Company recorded deferred stock compensation of $0.4 million for the year ended December 31, 2003. Deferred stock compensation represents the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such options were granted. No amortization of deferred stock compensation was recorded in 2005. For the years ended December 31, 2004 and 2003, the Company recorded amortization of deferred stock compensation of $0.1 million and $0.7 million, respectively. As of December 31, 2004, the deferred stock compensation balance was fully amortized.

STOCK-BASED COMPENSATION

Pro forma information regarding net income (loss) is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. (See Note 2, Summary of Significant Accounting Policies.) Option-pricing models require the input of highly subjective assumptions including the expected stock price volatility and expected life of an option. For 2003 and 2004, the Company used the historical volatility to estimate expected stock price volatility used in the computation of stock-based compensation under the fair value method. For the employee stock options in 2005, the Company used a blended historical volatility and market-based implied volatility for the computation of stock-based compensation. For the stock purchase plan in 2005, the Company used the historical volatility of the same term as the expected life. In addition, for 2003 and 2004, the expected term of an option was the Company’s estimates of the average period of time such options would remain outstanding from the grant date to the exercise date. For 2005, the Company began to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns. The Company believes that its estimates using this modified approach are more indicative of future trends.

The weighted-average estimated fair value of options granted during fiscal 2005, 2004 and 2003 was $25.83, $10.43 and $7.44 per share, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Stock Option Plans:
Average risk free interest rate	3.98%	3.14%	2.52%
Average expected life (years)	4.58	4	4
Volatility	54%	67%	78%
Stock Purchase Plans:
Average risk free interest rate	2.19%	1.39%	1.36%
Average expected life (years)	1.32	1.29	0.5
Volatility	49%	60%	48%

The Company has elected to follow APB No. 25 in accounting for employee stock options. Under APB No. 25, the Company recognizes no compensation expense in its financial statements unless the exercise price of employee stock options is less than the market price of the underlying stock on the grant date.

NOTE 13. INCOME TAXES

There is no provision for income taxes for the year ended December 31, 2003 as the Company incurred losses. The provision for income taxes for the year ended December 31, 2005 and 2004 consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004
Current
Federal	$(60)	$197
State	—	61
Foreign	248	81

	188	339
Deferred
Federal	(17,585)	—
State	(4,642)	—

	(22,227)	—
Tax benefit obtained from stock compensation plans that has been credited to stockholder’s equity	1,712	387

Total tax expense (benefit)	$(20,327)	$726

Income tax expense (benefit) differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2005, 2004 and 2003 as a result of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal tax at statutory rate	$25,832	$8,471	$(3,368)
Increase (reduction) in tax resulting from:
States taxes, net of federal benefits	3,690	1,486	(481)
Valuation allowance, net of purchase adjustments	(50,360)	(9,520)	3,399
Other	511	289	450

	$(20,327)	$726	$—

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforward	$19,710	$66,597
Research and other credits	8,148	11,210
Expenses deducted in later years for tax purposes	14,006	17,019

Gross deferred tax assets	41,864	94,826
Deferred tax liabilities:
Identified intangible assets related to acquisitions	(1,106)	(2,431)

Net deferred tax assets	40,758	92,395
Less valuation allowance	—	(92,395)

	$40,758	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Management has historically provided a valuation allowance against its net deferred tax assets to reflect these uncertainties. This valuation allowance was decreased by $4.5 million in 2004 to reflect the Company’s utilization of its tax attributes to reduce its current income tax liability.

In the fourth quarter of 2005, management has concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods, and other factors, that it is more likely than not that the Company will realize sufficient earnings to utilize its deferred tax assets. Accordingly, the Company reduced its valuation allowance by $92.4 million to reflect both its use of tax attributes to reduce the 2005 current tax liability as well as its anticipated use of those attributes to offset future current tax liabilities. The valuation allowance has been removed completely as of December 31, 2005.

As of December 31, 2005, the Company had net operating loss carry forwards for federal tax purposes of approximately $154.9 million. Of this amount, $100.5 million relates to stock option deductions that the Company will not recognize through additional paid-in capital until utilized. As such, these deductions are not reflected in the Company’s deferred tax assets. If not utilized, these loss carry forwards will begin to expire in 2012. For state tax purposes, the loss carry forwards are approximately $66.3 million. Of this amount, $54.2 million relates to stock option deductions that will be recognized when utilized. As such, these deductions are not reflected in the Company’s deferred tax assets. If not utilized, the state loss carry forwards will begin to expire in 2006.

As of December 31, 2005, the Company had research credit carry forwards for federal tax purposes of approximately $5.3 million. Of this amount, $0.7 million relates to stock option deductions which will be recognized through additional paid-in-capital when utilized. As such, these credits related to stock option deductions are not reflected in the Company’s deferred tax assets. If not utilized, the federal research credit carry forwards will begin to expire in 2011. For state tax purposes, the research credit carry forwards are approximately $6.6 million. Of this amount, $1.8 million relates to stock option deductions that will be recognized when utilized. As such, these credits related to stock option deductions are not reflected in the Company’s deferred tax assets. The state research credit carry forwards may be carried forward indefinitely.

NOTE 14. EMPLOYEE BENEFIT PLAN

Effective May 1, 1996, the Company established a defined contribution retirement plan (the “Plan”). All U.S. employees who are at least 21 years of age are eligible to participate. Contributions of up to 75% of compensation may be made by employees to the Plan through salary withholdings. Employer contributions are made solely at the Company’s discretion. No employer contributions were made to the Plan during the years ended December 31, 2005, 2004 and 2003.

NOTE 16. SELECTED QUARTERLY DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2005
	Q1	Q2	Q3	Q4
Sales	$41,614	$52,756	$60,874	$72,095
Gross profit	27,263	35,627	42,117	48,562
Operating costs and expenses	18,349	20,289	21,108	25,052

Income from operations	8,914	15,338	21,009	23,510
Interest and other income, net	723	954	1,430	1,928

Income before income taxes	9,637	16,292	22,439	25,438
Net income	9,104	14,784	20,720	49,525
Net income per common share
Basic	$0.26	$0.42	$0.59	$1.38
Diluted	$0.25	$0.40	$0.55	$1.31
Shares used in calculation of net income per common share:
Basic	34,517	34,790	35,154	35,819
Diluted	37,021	37,244	38,013	37,675

	2004
	Q1	Q2	Q3	Q4
Net sales	$27,059	$31,057	$35,493	$45,194
Gross profit	15,836	19,628	22,722	29,804
Operating costs and expenses	15,553	15,161	17,235	18,857

Income from operations	283	4,467	5,487	10,947
Interest and other income, net	606	626	692	1,096

Income before income taxes	889	5,093	6,179	12,043
Net income	853	4,830	6,113	11,682
Net income per common share
Basic	$0.03	$0.14	$0.18	$0.34
Diluted	$0.02	$0.14	$0.17	$0.32
Shares used in calculation of net income per common share:
Basic	33,282	33,559	33,823	34,098
Diluted	34,137	34,210	35,305	36,244

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions due to acquisition of Computer Motion, Inc.	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and returns
Year ended December 31, 2005	$1,334	3,317	—	(3,060)	$1,591
Year ended December 31, 2004	$1,765	2,026	—	(2,457)	$1,334
Year ended December 31, 2003	$806	2,710	1,621	(3,372)	$1,765

(1)	Represents amounts written off or returned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by an independent registered public accounting firm, as stated in the report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2006, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

(3)	Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.
3.3(1)	Bylaws of the Company.
4.1(1)	Specimen Stock Certificate.
4.2(1)	Warrant to Purchase Shares of Common Stock, dated April 26, 2000.
4.3(3)	Form of Warrant to purchase Common Stock of Computer Motion, Inc. dated February 13, 2002.
4.4(4)	Form of Warrant to purchase Common Stock of Computer Motion, Inc. dated February 16, 2001.
4.5(5)	Form of Redeemable Warrant to purchase Common Stock of Computer Motion, Inc. dated September 22, 2000.
4.6(6)	Form of Redeemable Warrant to purchase Common Stock of Computer Motion, Inc.
10.1(1)	Form of Indemnity Agreement.
10.2(1)	2000 Equity Incentive Plan.
10.3(1)	2000 Non-Employee Directors’ Stock Option Plan.
10.4(1)	2000 Employee Stock Purchase Plan.
10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.
10.6(1)	Equipment Financing Agreement (No. 10809), dated April 2, 1997, between the Registrant and Lease Management Services, Inc., and related addendums.
10.7(1)	Security Agreement dated May 20, 1999, between the Registrant and Heller Financial Leasing, Inc., and related amendments.
10.8(1)	Employment Agreement dated February 28, 1997, between the Registrant and Lonnie M. Smith.
10.9(7)	Lease between Computer Motion, Inc. and University Business Center Associates dated March 1, 1994 and amendment thereto dated October 19, 1996.
10.10(8)	Leases between Computer Motion, Inc. and University Business Center Associates dated September 19, 1997.
23.1(9)	Consent of Independent Registered Public Accounting Firm.
31.1(9)	Certification of Principal Executive Officer.
31.2(9)	Certification of Principal Financial Officer.
32.1(9)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (333-33016).

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration statement on Form S-3 filed September 11, 2003 (File No. 333-108713).

(3)	Incorporated by reference to Exhibit 4.2 of Computer Motion, Inc.’s Registration Statement on Form S-3 (File No. 333-83552).

(4)	Incorporated by reference to Exhibit 4.3 of Computer Motion, Inc.’s Current Report on Form 8-K filed March 26, 2001.

(5)	Incorporated by reference to Exhibit 10.2 of Computer Motion, Inc.’s Quarterly Report on Form 10-Q filed November 14, 2000.

(6)	Incorporated by reference to Exhibit 10.15 of Computer Motion, Inc.’s Registration Statement on Form S-1 (File No. 333-29505).

(7)	Incorporated by reference to Exhibit 10.17 of Computer Motion, Inc.’s Registration Statement on Form S-1 (File No. 333-29505).

(8)	Incorporated by reference to Exhibit 10.19 of Computer Motion, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997.

(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/s/ LONNIE M. SMITH
Lonnie M. Smith President and Chief Executive Officer

March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LONNIE M. SMITH Lonnie M. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ BENJAMIN B. GONG Benjamin B. Gong	Vice President, Finance (Acting Chief Financial Officer)	March 15, 2006

/s/ JONATHAN J. SKOGLUND Jonathan J. Skoglund	Corporate Controller (Principal Accounting Officer)	March 15, 2006

/s/ FLOYD D. LOOP, M.D. Floyd D. Loop, M.D.	Director	March 15, 2006

/s/ WILLIAM J. MERCER William J. Mercer	Director	March 15, 2006

/s/ D. KEITH GROSSMAN D. Keith Grossman	Director	March 15, 2006

/s/ ERIC H. HALVORSON Eric H. Halvorson	Director	March 15, 2006

/s/ RICHARD J. KRAMER Richard J. Kramer	Director	March 15, 2006

/s/ ALAN J. LEVY, PH.D. Alan J. Levy, Ph.D.	Director	March 15, 2006

/s/ ROBERT W. DUGGAN Robert W. Duggan	Director	March 15, 2006