Form 10-Q
period 2006-03-31
INTUITIVE SURGICAL INC
filed 2006-05-10
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                           Accelerated filer    ☐                           Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
YES    ☐        NO    ☒

      The Registrant had 36,562,718 shares of Common Stock, $0.001 par value per share, outstanding as of April 28, 2006.

Note: PDF provided as a courtesy

Intuitive Surgical, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited):

Condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005	#

Condensed consolidated statements of operations for the three-month periods ended March 31, 2006 and March 31, 2005	#

Condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and March 31, 2005	#

Notes to condensed consolidated financial statements	#

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	#

Item 3. Quantitative and Qualitative Disclosures About Market Risk	#

Item 4. Controls and Procedures	#

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	#

Item 1A. Risk Factors	#

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	#

Item 3. Defaults Upon Senior Securities	#

Item 4. Submission of Matters to a Vote of Security Holders	#

Item 5. Other Information	#

Item 6. Exhibits	#

Signature	#

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)
	March 31,	December 31,
	2006	2005
		(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$5,216	$5,508
Short-term investments	160,231	123,679
Accounts receivable, net	56,975	52,849
Inventory	20,368	15,170
Prepaids	7,387	6,131
Deferred tax assets	17,188	4,999
Restricted cash	-	319
Total current assets	267,365	208,655
Property, plant and equipment, net	53,861	52,225
Long-term investments	56,044	73,552
Long-term deferred tax assets	15,572	35,759
Intangible assets, net	5,737	5,353
Goodwill	124,638	124,638
Other assets	1,286	1,405
Total assets	$524,503	$501,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,144	$7,950
Accrued compensation and employee benefits	9,001	14,997
Deferred revenue	27,654	25,313
Other accrued liabilities	9,244	9,727
Total current liabilities	55,043	57,987
Deferred revenue	143	198
Other accrued liabilities	626	811

Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized, $0.001 par value, issuable in series; no shares issues and outstanding as of March 31, 2006 and December 31, 2005, respectively
Common stock, 100,000,000 shares authorized, $0.001 par value, 36,552,931 and 36,187,910 shares issued and outstanding as of March 31, 2006
and December 31, 2005, respectively	37	36
Additional paid-in capital	476,767	465,021
Accumulated deficit	(6,566)	(20,989)
Accumulated other comprehensive loss	(1,547)	(1,477)
Total stockholders' equity	468,691	442,591
Total liabilities and stockholders' equity	$524,503	$501,587

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
	Three Months Ended
	March 31,
	2006	2005
Revenue:
Products	$65,668	$34,183
Services	11,590	7,431
Total revenue	77,258	41,614
Cost of revenue:
Products	19,921	11,155
Services	5,656	3,196
Total cost of revenue	25,577	14,351
Gross profit	51,681	27,263

Operating costs and expenses:
Selling, general, and administrative	23,810	14,204
Research and development	6,145	4,145
Total operating costs and expenses	29,955	18,349
Income from operations	21,726	8,914

Interest and other income, net	2,201	723
Income before taxes	23,927	9,637
Income tax expense	9,469	533
Net income	$14,458	$9,104
Net income per share:
Basic	$0.40	$0.26
Diluted	$0.38	$0.25
Shares used in computing net income per share:
Basic	36,379	34,517
Diluted	37,824	37,021

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	Three Months
	Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$14,458	$9,104
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,656	1,201
Amortization of intangible assets	518	466
Benefit for doubtful accounts	(89)	(58)
Deferred income taxes	7,999	-
Share-based compensation expense	5,064	-
Changes in operating assets and liabilities:
Accounts receivable	(4,057)	4,094
Inventory	(5,103)	(1,601)
Prepaids and other assets	(1,115)	(883)
Accounts payable	1,187	2,016
Accrued compensation and employee benefits	(6,011)	(4,384)
Deferred revenue	2,286	1,405
Other accrued liabilities	(677)	988
Net cash provided by operating activities	16,116	12,348

INVESTING ACTIVITIES:
Purchase of investments	(46,522)	(53,117)
Proceeds from sales and maturities of investments	27,432	40,125
Acquisition of property and equipment	(3,204)	(1,001)
Release of restricted cash	319	204
Acquisition of patent	(900)	-
Net cash used in investing activities	(22,875)	(13,789)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,501	6,958
Repurchase of common stock	(33)	-
Repayment of notes payable	-	(262)
Net cash provided by financing activities	6,468	6,696
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net increase (decrease) in cash and cash equivalents	(292)	5,254
Cash and cash equivalents, beginning of period	5,508	5,771
Cash and cash equivalents, end of period	$5,216	$11,025

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, "Intuitive Surgical," "Intuitive," and the "Company" refer to Intuitive Surgical, Inc.

NOTE 1. DESCRIPTION OF BUSINESS

Intuitive Surgical, Inc. (the "Company") designs, manufactures, and markets the da Vinci Surgical System, which is an advanced surgical system that the Company believes represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon's console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives and distributors in its international markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements ("financial statements") of Intuitive Surgical, Inc., and its wholly subsidiaries (collectively, the "Company") have been prepared on a consistent basis with the December 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on March 15, 2006. The results of operations for the first quarter of fiscal 2006 are not indicative of the results to be expected for the entire fiscal year.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensations", (SFAS 123), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Stock-based Payment Awards" that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is still in the process of calculating the APIC Pool and has not yet determined if it will elect to adopt the simplified method.

See Note 6 for a detailed discussion of SFAS 123(R).

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized upon the adoption of SFAS 123(R), and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended
	March 31,
	2006	2005
Net income	$14,458	$9,104
Basic:
Weighted-average shares outstanding	36,379	34,517
Basic net income per share	$0.40	$0.26

Diluted:
Weighted-average shares outstanding
used in basic calculation	36,379	34,517
Add common stock equivalents	1,445	2,504
Weighted-average shares used in
computing diluted net income
per common share	37,824	37,021
Diluted net income per share	$0.38	$0.25

Employee stock options to purchase approximately 170,720 shares for the three months ended March 31, 2006 and approximately 439,000 shares for the three months ended March 31, 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

NOTE 3. INVESTMENTS

The following table summarizes the Company's investments which are all classified as available-for-sale (in thousands):

	March 31, 2006				December 31, 2005
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. corporate debt	$86,776	$-	$(990)	$85,786	$89,956	$8	$(953)	$89,011
U.S. government debt	59,957	2	(620)	59,339	57,936	4	(620)	57,320
Municipal debt	71,150	-	-	71,150	50,900	-	-	50,900
	$217,883	$2	$(1,610)	$216,275	$198,792	$12	$(1,573)	$197,231

The following is a summary of the amortized cost and estimated fair value of investments at March 31, 2006, by maturity date (in thousands):

	Amortized	Fair
	Cost	Value
Mature in less than one year	$160,983	$160,231
Mature in one to five years	56,900	56,044
Total	$217,883	$216,275

For the three months ended March 31, 2006 and 2005, no realized gains or losses were recognized on the sale of investments. As of March 31, 2006 and December 31, 2005, net unrealized losses of $1.6 million were included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	March 31,	December 31,
	2006	2005

Inventory
Raw materials	$6,067	$5,187
Work-in-process	3,939	4,416
Finished goods	10,362	5,567
Total	$20,368	$15,170

Other current accrued liabilities
Sales tax and VAT payable	$1,606	$2,516
Professional services accrual	1,407	1,189
Customer training accrual	1,074	1,132
Franchise and income tax payable	989	238
Other	4,168	4,652
Total	$9,244	$9,727

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income, as reported	$14,458	$9,104
Other comprehensive income (loss):
Foreign currency translation
adjustments	(23)	36
Change in unrealized gain (loss)
on available-for-sale securities	(47)	(833)
Comprehensive income	$14,388	$8,307

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Accumulated net unrealized gain (loss) on
on available-for-sale securities	$(1,608)	$(1,561)
Foreign currency translation adjustments	61	84
Total accumulated other comprehensive loss	$(1,547)	$(1,477)

NOTE 6. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company's employees and directors including stock options and employee stock purchases.  The Company's financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company's Condensed Consolidated Statement of Operations during the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Stock-based compensation expense related to stock options and employee stock purchases was $5.1 million for the three months ended March 31, 2006. No stock-based compensation expense was recognized on stock options or employee stock purchases during the three months ended March 31, 2005.

Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards beginning in fiscal year 2006 using the Black-Scholes-Merton option pricing model (the "Black-Scholes model"), which was previously used for its pro forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. The use of the Black-Scholes model requires the input of certain assumptions. The Company's options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Stock Option Plans

The Company has several stock-based compensation plans (the "Plans") that are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. A total of 4.2 million shares of common stock were available for grant under the Plans as of March 31, 2006.

Stock-based compensation - Stock Options

When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The fair value of options granted were estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended
	March 31,
	2006	2005
Employee Stock Option Plans:
Average risk free interest rate	4.50%	3.65%
Average expected term (years)	5.0	4.0
Average expected volatility	55%	58%
Weighted average fair value at grant date	$56.45	$22.72

Expected Term: The Company's expected term represents the weighted-average period that the Company's stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. Beginning the third quarter of 2005, the Company began to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

Expected Volatility: Beginning the third quarter of 2005, the Company began to use a blend of historical volatility and market-based implied volatility. Market-based implied volatility is derived based on one-year traded options on the Company's common stock. The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on the Company's stock and term of such options. Due to sufficient volume of the traded options, during the three months ended March 31, 2006, the Company used, in accordance with SAB 107, 100% market-based implied volatility. During the three months ended March 31, 2005, the Company used 100% historical volatility.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company recorded $4.6 million of compensation expense relative to stock options for the quarter ended March 31, 2006 in accordance with SFAS 123(R).

A summary of stock option activity under the plans for the three months ended March 31, 2006 is presented as follows:

					Weighted Average
	Shares	Number of	Weighted	Aggregate	Remaining
	Available	Options	Average	Intrinsic	Contractual Life
	for Grant	Outstanding	Exercise Price	Value (1)	(in years)

Outstanding at January 1, 2006	4,981,977	3,231,677	$28.93
Options granted	(823,225)	823,225	108.18
Options exercised	-	(147,274)	19.54
Options canceled/expired	40,493	(51,049)	41.99

Outstanding at March 31, 2006	4,199,245	3,856,579	$43.10	$288,857,767	8.04

Vested or expected to vest at March 31, 2006		3,754,300	$45.97	$270,431,138	8.03
Exercisable at March 31, 2006		1,466,729	$20.35	$143,226,087	6.64

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $118 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $12.6 million and $8.7 million, respectively, determined as of the date of option exercise.

As of March 31, 2006, there was $72.3 million of total unrecognized compensation expense related to non-vested stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.4 years.

Stock-based Compensation - Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is twenty-four months long and is divided into four shorter purchase periods approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lessor of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. As of March 31, 2006, 392,367 shares were available for grant.

The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $0.5 million for the quarter ended March 31, 2006 in accordance with SFAS 123(R).

The fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Employee Stock Purchase Plan:
Average risk free interest rate	4.59%	1.96%
Average expected term (years)	1.3	1.3
Average expected volatility	51%	49%

As of March 31, 2006, there was $2.6 million of total unrecognized compensation costs related to employee stock purchases. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.27 years.

Information as Reported in the Financial Statements

The effect of recording stock-based compensation expense for the three months ended March 31, 2006 is as follows:

Three Months Ended March 31, 2006

Cost of sales - products	$(471)
Cost of sales - services	(296)
Total cost of sales	(767)
Selling, general and administrative	(3,199)
Research and development	(1,098)
Stock-based compensation expense before income tax benefit	(5,064)
Income tax benefit	2,004
Stock-based compensation expense after income tax benefit	$(3,060)

Effect on:
Net income per share - Basic	$(0.08)
Net income per share - Diluted	$(0.08)

For the three months ended March 31, 2006, total stock-based compensation expense recognized in earnings before taxes was $5.1 million. As of March 31, 2006, stock-based compensation expense which was capitalized as part of inventory and net property, plant and equipment was $0.1 million for each category. While the Company's estimate of fair value and the associated charge to earnings materially affects the results of operations, it has no impact on its cash position.

Cash received from option exercises and employee stock purchase plans for the three-month periods ended March 31, 2006 and 2005, was $5.2 million and $5.4 million, respectively.

Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation expenses were reported as operating cash flows. SFAS 123(R) requires that they be recorded as a financing cash inflow rather than a reduction of taxes paid. For the three months ended March 31, 2006, there was no realized excess tax benefit generated from option exercises.

Information Calculated as if Fair Value Method Had Applied to All Awards

The following table illustrates the effect on reported net income and net income per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported	$9,104
Add: Total stock-based employee
compensation expense included in reported
net income, net of $0 related tax effect	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of $0 related tax effect	(3,006)
Pro forma net income	$6,098

Net income per share:
Basic - as reported	$0.26
Basic - pro forma	$0.18

Diluted - as reported	$0.25
Diluted - pro forma	$0.16

NOTE 7. INCOME TAXES

As part of the process of preparing the Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Condensed Consolidated Balance Sheets.

Income tax expense for the quarter ended March 31, 2006 was $9.5 million, or 39.6% of pre-tax income, compared to $0.5 million, or 5.5% of pre-tax income for the three months ended March 31, 2005. The effective tax rate for the first quarter of 2006 differs from the federal statutory rate primarily due to state income taxes. The effective tax rate for the first quarter of 2005 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards for which there was full valuation allowance. In the fourth quarter of 2005, management concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods, and other factors, that it is more likely than not that the Company will realize sufficient earnings to utilize deferred tax assets. Accordingly, the Company reversed the valuation allowance on the net deferred tax assets in the fourth quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical," "Intuitive," the "Company, " "we," "us," and "our" refer to Intuitive Surgical, Inc.

This management's discussion and analysis of financial condition as of March 31, 2006 and results of operations for the three months ended March 31, 2006 and March 31, 2005 should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends" and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our actual results, operating performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Factors that could cause or contribute to such differences include but are not limited to timing and success of product development and market acceptance of developed products, regulatory approvals, clearances and restrictions, guidelines and recommendations in the healthcare and patient communities, intellectual property positions and litigation, competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates, unanticipated manufacturing disruptions, delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products, charges for option expenses and other costs and other risk factors detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other periodic filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Intuitive®, da Vinci®, da Vinci®S™, TilePro™, Solo Surgery™, EndoWrist®, InSite®, AESOP®, HERMES®, ZEUS®, SOCRATES™ and Navigator™ are trademarks of Intuitive Surgical, Inc.

Overview

Products. We design, manufacture and market the da Vinci Surgical System, an advanced surgical system that we believe represents a new generation of surgery-the third generation. The da Vinci Surgical System consists of a surgeon's console, a patient-side cart, and a high performance vision system. The product line also includes proprietary "wristed" instruments and surgical accessories. The da Vinci Surgical System seamlessly translates the surgeon's natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to improve clinical outcomes while reducing the invasiveness of complex surgical procedures. The da Vinci Surgical System is sold into multiple surgical specialties, principally urology, cardiothoracic, general surgery, and gynecology.

Business Model. In our business model, we derive revenue from both the initial capital sales of da Vinci Surgical Systems as well as ongoing recurring revenue, comprised of instrument, accessory, service, and training revenue. We presently realize average revenue of between $1.1 million to $1.2 million per da Vinci Surgical System sold. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical Sytstem. We generate additional recurring revenue from ongoing system service and customer training. We typically enter into service contracts, at an annual rate averaging between $100,000 to $140,000 per year, depending upon the configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at a faster rate than capital revenue. As our business matures, recurring revenue has comprised an increasing percentage of our overall revenue. Over the past four years, revenue generated from the sale of instruments, accessories, service and training increased from 22% of revenue in 2002 to 45% of revenue in 2005. Recurring revenue for the three months ended March 31, 2006 was $34.9 million, or 45% of total revenue. We expect recurring revenues to continue to increase as a percentage of total revenue.

Business Events and Trends

Introduction. Intuitive Surgical experienced rapid growth during 2005 and through the first quarter of 2006. Our growth was driven by the continued adoption of the da Vinci Surgical System for use in urologic, cardiothoracic, gynecologic, and general surgeries. During the first quarter of 2006, we experienced sequential surgical procedure growth in all of our target surgical specialties compared to the fourth quarter of 2005, with the largest procedure growth coming in the urology and gynecology markets. The following events highlighted our first quarter of 2006.

Financial Highlights.

  Revenue grew 86% to $77.3 million from $41.6 million during the first quarter of 2005.

  Recurring instrument, accessory, service, and training revenue grew 72% to $34.9 million from $20.3 million during the first quarter of 2005.

  We sold 35 da Vinci Surgical Systems, an increase of 84% compared to 19 in the first quarter of 2005.

  We ended the quarter with an installed base of 428 da Vinci Surgical Systems, distributed as follows: 323 in North America, 77 in Europe, and 28 in the rest of the world.

  Gross profit margin improved to 66.9% from 65.6% during the first quarter of 2005.

  Operating income grew 144% to $21.7 million, or 28.2% of revenue from $8.9 million, or 21.5% of revenue during the first quarter of 2005.

  Cash, cash equivalents, and investments grew by $18.8 million from the fourth quarter 2005, as we ended the first quarter of 2006 with $221.5 million in cash, cash equivalents, and investments.

New Products. We launched the da Vinci S Surgical System in January 2006. The da Vinci S Surgical System shares the same core technology as the standard da Vinci Surgical System and also features fast setup, rapid instrument exchange, multi-quadrant access and multi-image display capabilities. The da Vinci S Surgical System is an addition to the da Vinci product line and is offered at a price point about $0.2 million above the standard da Vinci Surgical System price. 25 of the 35 total systems sold during the first quarter of 2006 were da Vinci S Surgical Systems. We continue to sell, service and support the standard da Vinci System. The Company will also continue to invest in product development in order to expand the utility and longevity of all da Vinci Systems, instruments and accessories. We launched new instrument products during the first quarter of 2006, including the tenaculuum and atrial retractor. The tenaculum is primarily targeted for gynecological use and is a device used to manipulate and control the uterus, during a hysterectomy, or to control a fibroid during a myomectomy. The atrial retractor is a cardiac tool designed to provide easier access during valve repair procedures. As we continue to expand our instrument offering, we provide our customers more surgical options and clinical capability, leading to increased system usage.

Stock Option Compensation. During the first quarter of 2006, in accordance with SFAS 123(R), we began to record stock compensation expense to reflect the estimated value of stock options and stock purchase plan shares issued to our employees. The total first quarter of 2006 stock compensation expense was $5.1 million, of which $0.8 million was charged to cost of revenue, $3.2 million to SG&A expense, and $1.1 million to R&D. We also ended the quarter with $0.2 million of stock compensation cost capitalized in inventory and fixed assets. Stock option expenses are entirely non-cash in nature.

Income Tax Expense. As anticipated, during the first quarter of 2006, we moved to reporting income on a fully-taxed basis. We recorded income tax at an effective rate of 39.6% for the quarter, compared to a nominal effective rate of 5.5% for the first quarter of 2005. Although the company has moved to fully taxed reporting, we anticipate that only a small portion of our 2006 reported tax expense will result in cash outlay, due to our anticipated utilization of net operating loss carry forwards and deductions for stock option exercises.

Regulatory Clearances. We have obtained all of the clearances required to market our products to all of our currently targeted specialties within the United States. The following table lists chronologically our FDA clearances to date:

  July 2000 - General laparoscopic procedures

  March 2001 - Non-cardiac thoracoscopic procedures

  May 2001 - Prostatectomy procedures

  November 2002 - Cardiotomy procedures

  July 2004 - Cardiac revascularization procedures

  March 2005 - Urologic surgical procedures

  April 2005 - Gynecologic surgical procedures

  June 2005 - Pediatric surgical procedures

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain Condensed Consolidated Statement of Operations information (in thousands):

	Three months Ended
	March 31,	% of total	March 31,	% of total
	2006	revenue	2005	revenue
Revenue:
Products	$65,668	85%	$34,183	82%
Services	11,590	15%	7,431	18%
Total revenue	77,258	100%	41,614	100%
Cost of revenue:
Products	19,921	26%	11,155	27%
Services	5,656	7%	3,196	7%
Total cost of revenue	25,577	33%	14,351	34%
Products gross profit	45,747	59%	23,028	55%
Services gross profit	5,934	8%	4,235	10%
Gross profit	51,681	67%	27,263	66%

Operating costs and expenses:
Selling, general, and administrative	23,810	31%	14,204	34%
Research and development	6,145	8%	4,145	10%
Total operating costs and expenses	29,955	39%	18,349	44%
Income from operations	21,726	28%	8,914	22%

Interest and other income, net	2,201	3%	723	1%
Income before taxes	23,927	31%	9,637	23%
Income tax expense	9,469	12%	533	1%
Net income	$14,458	19%	$9,104	22%

Overall revenue increased to $77.3 million for the three months ended March 31, 2006 from $41.6 million for the three months ended March 31, 2005. First quarter of 2006 revenue growth was driven by increased adoption of robotic surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in all of our target procedures. da Vinci prostatectomy (dVP) has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has proven dVP to offer superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency, combined with the obvious benefits of moving an open procedure to a minimally invasive approach, such as reduced pain, scarring, and blood loss, and a quicker return to normal daily activities.

Revenue within the United States accounted for 81% of total revenue for the three months ended March 31, 2006 and 89% of revenue for the three months ended March 31, 2005. Domestic revenue accounted for the large majority of total revenue due primarily to the competitive nature of the domestic healthcare market. We believe that at this stage, as we penetrate the early adopters of robotic surgery, that revenue will continue to concentrate in the U.S. market, as U.S. hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. We would anticipate that as adoption progresses and we reach standard of care for target procedures, that international revenue would become a larger percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit revenue for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Revenue ($ Millions)

Systems	$42.4	$21.3
Instruments and accessories	23.3	12.9
Total product revenue	65.7	34.2
Services and Training	11.6	7.4
Total revenue	$77.3	$41.6

Recurring revenue	$34.9	$20.3
% of total revenue	45%	49%

Domestic	$62.7	$36.8
International	14.6	4.8
Total revenue	$77.3	$41.6

da Vinci Surgical System unit sales	35	19

Product Revenue

Product revenue increased to $65.7 million for the three months ended March 31, 2006 from $34.2 million for the three months ended March 31, 2005. The $31.5 million (92%) increase was due to higher system, instrument, and accessory revenue.

System revenue increased to $42.4 million in the first quarter of 2006 from $21.3 million in the first quarter of 2005, reflecting growth in overall system unit revenue and the successful launch of the higher priced da Vinci S Surgical System during the first quarter of 2006. The average revenue recognized per da Vinci system sold increased to $1.2 million in the first quarter of 2006, compared with $1.1 million for the first quarter of 2005. 35 total systems were sold during the first quarter of 2006 compared to 19 during the first quarter of 2005. The 35 systems sold during the first quarter of 2006 consisted of 25 da Vinci S Surgical System, 5 standard 4 arm da Vinci systems, and 5 standard 3 arm da Vinci Surgical Systems. In addition, we sold 2 fourth arm upgrades, and 4 Aesop systems. One of the 4 arm standard da Vinci sales was a European unit that we repurchased, refurbished, and then sold back into the European market.

Instrument and accessory revenue increased to $23.3 million for the three months ended March 31, 2006, compared to $12.9 million for the three months ended March 31, 2005. The increase resulted from a larger number of installed systems in 2006 and increased utilization per system.

Service Revenue

Service revenue, comprised primarily of system service contract revenue, increased to $11.6 million for the three months ended March 31, 2006 from $7.4 million for the three months ended March 31, 2005. We typically enter into service contracts with our customers at the time system sales are closed. Higher first quarter of 2006 system service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were approximately 394 systems under service contract entering the first quarter of 2006 which generated an average of $28,700 per system for the quarter, compared to 279 systems entering the first quarter of 2005 which generated an average of $25,500 per system. The increase in service revenue per system was driven by a higher percentage of four-arm da Vinci Systems and da Vinci S Surgical Systems in the first quarter of 2006 installed base, which typically carry a higher contractual service rate than three-arm systems.

Gross Profit

Product gross profit for the quarter ended March 31, 2006 was $45.7 million, or 69.7% of product revenue, compared to $23.0 million, or 67.4% of product revenue, for the quarter ended March 31, 2005. The higher first quarter of 2006 gross profit was driven by higher 2006 product revenue, as described above. Leveraging manufacturing overhead costs across higher product revenue and production volume, and lower product material costs drove the higher 2006 product gross margin percentage. First quarter of 2006 product gross profit included $0.5 million of stock compensation expense that was not included in the first quarter of 2005 results.

Service gross profit for the quarter ended March 31, 2006 was $5.9 million, or 51.2% of service revenue, compared to $4.2 million, or 57.0% for the quarter ended March 31, 2005. Higher first quarter of 2006 gross profit was driven by increasing service revenue, as described above. The decline in service gross margin was primarily due to costs incurred to support the da Vinci S Surgical System product line and the $0.3 million impact of stock option expenses included in the first quarter of 2006 results.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2006 were $23.8 million, up 67.6% from $14.2 million for the three months ended March 31, 2005. The year-over-year increase was due to first quarter of 2006 stock compensation expense charged to sales, general and administrative expenses of $3.2 million, sales organization growth, and higher commissions relating to higher first quarter of 2006 revenue. We also added headcount to marketing and other support functions across the organization. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Research and Development Expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies.

Research and development expenses for the three months ended March 31, 2006 were $6.1 million, compared to $4.1 million for the three months ended March 31, 2005. The increase was due to the $1.1 million impact of stock compensation expense charged during the first quarter of 2006, growth in our research and development organization, higher prototype expenses, and other project costs.

We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, comprised mostly of interest income, was $2.2 million for the three months ended March 31, 2006, compared to $0.7 million for the three months ended March 31, 2005. Interest income was $2.0 million for the first quarter of 2006 compared to $1.0 million for the first quarter of 2005. The increase resulted primarily from higher interest income earned on higher first quarter of 2006 cash and investment balances and higher first quarter of 2006 interest rates. The first quarter of 2006 results included $0.1 million of foreign exchange gains, compared to $0.3 million of foreign exchange losses for the first quarter of 2005.

Income Tax Expense

Income tax expense for the quarter ended March 31, 2006 was $9.5 million, or 39.6% of pre-tax income, compared to $0.5 million, or 5.5% of pre-tax income for the three months ended March 31, 2005. The effective tax rate for the first quarter of 2006 differs from the federal statutory rate primarily due to state income taxes. The effective tax rate for the first quarter of 2005 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards for which there was full valuation allowance. In the fourth quarter of 2005, management concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods, and other factors, that it is more likely than not that we will realize sufficient earnings to utilize deferred tax assets. Accordingly, we reversed the valuation allowance on the net deferred tax assets in the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash, cash equivalents and investments of $221.5 million, compared to $202.7 million at December 31, 2005. Working capital at March 31, 2006 was $212.3 million, compared to $150.7 million at December 31, 2005. The $18.8 million increase in cash, cash equivalents and investments during the first quarter of 2006 resulted primarily from cash provided from operating activities of $16.1 million and proceeds from employee stock purchase and option plans of $6.5 million, partially offset by net fixed asset additions of $3.2 million and patent acquisitions of $0.9 million.

As of March 31, 2006 we had total stockholders' equity of $468.7 million, compared to $442.6 million at December 31, 2005. There was no debt outstanding at the end of either period.

Net cash provided by operating activities was $16.1 million for the quarter ended March 31, 2006, compared to $12.3 million for the quarter ended March 31, 2005. Cash provided by operating activities during the quarter ended March 31, 2006 was comprised of net income of $14.5 million, non-cash expenses of $15.1 million, offset by working capital used of $13.5 million. For comparison, cash provided by operating activities during the quarter ended March 31, 2005 was comprised of net income of $9.1 million, non-cash expenses of $1.6 million, and working capital provided of $1.6 million. Higher first quarter of 2006 non-cash expenses were driven by the inclusion of deferred income tax items of $8.0 million and non-cash share based compensation of $5.1 million, which were not applicable to the first quarter of 2005. First quarter of 2006 working capital used of $13.5 million was higher than the first quarter of 2005 primarily due to a higher rate of business growth in the first quarter of 2006. First quarter of 2006 accounts receivable increased $4.1 million due to higher first quarter of 2006 revenue compared to the fourth quarter of 2005. Our average days sales outstanding at March 31, 2006 was 66 days, which is comparable to recent periods. First quarter of 2006 inventory increased by $5.1 million primarily as a function of our more complex product line with the introduction of the da Vinci S Surgical System and management's objective to meet the evolving product mix demand. Reduced accrued compensation consumed $6.0 million of cash during the first quarter of 2006 primarily due to the payout of 2005 incentive based compensation.

Net cash used in investing activities was $22.9 million for the quarter ended March 31, 2006, compared to $13.8 million for the quarter ended March 31, 2005. First quarter of 2006 acquisitions of property and equipment were $3.2 million, compared to $1.0 million for the first quarter of 2005. Higher first quarter of 2006 investments of property, plant and equipment were driven by improvements made to our new 210,000 square foot Sunnyvale, California facility purchased in December last year and for implementation costs of our new ERP system. The remainder of net cash used in investing activities for both periods presented primarily relates to the net investment of cash generated by the business into investment securities.

Net cash provided by financing activities was $6.5 million for the quarter ended March 31, 2006, compared to $6.7 million for the quarter ended March 31, 2005. Cash provided by financing activities for both periods resulted primarily from net proceeds realized from stock option and warrant exercises and our employee stock purchase plan.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to develop and support our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. We believe that our current cash and cash equivalents and investment balances, together with revenue to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Our accounting policy for stock-based compensation for employee stock-based awards was recently modified due to the adoption of SFAS 123(R) and is described below.

Stock-based compensation

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors including stock options and employee stock purchases.  Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations during the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Stock-based compensation expense related to stock options and employee stock purchases was $5.1 million for the three months ended March 31, 2006. No stock-based compensation expense on stock options or employee stock purchases was recognized during the three months ended March 31, 2005.

Upon adoption of SFAS 123(R), we elected to value our stock-based payment awards beginning in fiscal year 2006 using the Black-Scholes-Merton option pricing model (the "Black-Scholes model"), which was previously used for the pro forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. The use of Black-Scholes model requires the input of certain assumptions. The Company's options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of option by employees. During the third quarter of 2005, we began to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns. Beginning the third quarter of 2005, we began to use a blend of historical volatility and market-based implied volatility. Market-based implied volatility is derived based on one-year traded options on our common stock. The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on our stock and term of such options. Due to sufficient volume of the traded options, during the three months ended March 31, 2006, we used, in accordance with SAB 107, 100% market-based implied volatility. During the three months ended March 31, 2005, we used 100% historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we recorded in the current period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional quantitative and qualitative disclosures about market risk affecting our Company, see Item 7a of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the market risk affecting us since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. At March 31, 2006, our cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. Our investments consisted of municipal bonds, federal agency bonds, commercial paper and related securities. We did not hold any derivative financial instruments. Our interest income is sensitive to changes in the general level of interest rates and the changes can affect the interest earned on our investments.

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the euro. To date, the fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NEW PRODUCT INTRODUCTIONS MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS.

We introduce new products with enhanced features and extended capabilities from time to time. For example, we launched the da Vinci S Surgical System in early 2006. The da Vinci S Surgical System shares the same core technology as the standard da Vinci Surgical System and also features fast setup, rapid instrument exchange, multi-quadrant access and multi-image display capabilities. The da Vinci Surgical system is a major capital item and purchasers generally expect to use the systems for at least several years. We do not have a trade-in program that permits purchasers to upgrade their da Vinci Surgical System to a da Vinci S Surgical System, and some purchasers of standard da Vinci Surgical Systems could be unsatisfied with the lack of upgradeability of their systems. In addition, our products are subject to various international regulatory processes, and we must obtain and maintain regulatory approvals in order to sell our new products. If a potential purchaser believes that we plan to introduce a new product in the near future or if a potential purchaser is located in a country where a new product that we have introduced has not yet received regulatory approval, planned purchases may be deferred or delayed. As a result, new product introductions may adversely impact our financial results.

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR REPORTED RESULTS OF OPERATIONS.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing standards or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

SFAS 123(R) is a new standard and the application thereof is subject to interpretation. Our application of SFAS 123(R) may not be consistent with other companies or industry practice, and we may modify our application of SFAS 123(R) in the future, which could further affect our reported results of operations.

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

INTUITIVE SURGICAL, INC.
(Registrant)
By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer

Date: May 10, 2006

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