Form 10-Q
period 2006-06-30
INTUITIVE SURGICAL INC
filed 2006-07-31
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The Registrant had 36,792,515 shares of Common Stock, $0.001 par value per share, outstanding as of July 21, 2006.

INTUITIVE SURGICAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2006	December 31, 2005
	(UNAUDITED)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$31,061	$5,508
Short-term investments	129,457	123,679
Accounts receivable, net	70,530	52,849
Inventory	24,638	15,170
Prepaids	8,224	6,131
Deferred tax assets	12,292	4,999
Restricted cash	—	319

Total current assets	276,202	208,655
Property, plant and equipment, net	58,841	52,225
Long-term investments	83,257	73,552
Long-term deferred tax assets	15,572	35,759
Intangible assets, net	6,672	5,353
Goodwill	124,035	124,638
Other assets	1,259	1,405

Total assets	$565,838	$501,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,769	$7,950
Accrued compensation and employee benefits	13,319	14,997
Deferred revenue	30,272	25,313
Other accrued liabilities	12,305	9,727

Total current liabilities	61,665	57,987
Deferred revenue	503	198
Other accrued liabilities	600	811

Stockholders’ equity:
Preferred stock, 2,500,000 shares authorized, $0.001 par value, issuable in series; no shares issues and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 36,785,141 and 36,187,910 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	37	36
Additional paid-in capital	494,576	465,021
Retained earnings (Accumulated deficit)	10,116	(20,989)
Accumulated other comprehensive loss	(1,659)	(1,477)

Total stockholders’ equity	503,070	442,591

Total liabilities and stockholders’ equity	$565,838	$501,587

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Products	$74,211	$44,651	$139,880	$78,834
Services	12,814	8,105	24,403	15,536

Total revenue	87,025	52,756	164,283	94,370
Cost of revenue:
Products	21,869	13,649	41,791	24,804
Services	6,179	3,480	11,835	6,676

Total cost of revenue	28,048	17,129	53,626	31,480

Gross profit	58,977	35,627	110,657	62,890

Operating costs and expenses:
Selling, general, and administrative	27,265	15,934	51,075	30,138
Research and development	7,205	4,355	13,351	8,500

Total operating costs and expenses	34,470	20,289	64,426	38,638

Income from operations	24,507	15,338	46,231	24,252

Interest and other income, net	3,255	954	5,458	1,677

Income before taxes	27,762	16,292	51,689	25,929
Income tax expense	11,080	1,508	20,549	2,041

Net income	$16,682	$14,784	$31,140	$23,888

Net income per share:
Basic	$0.45	$0.42	$0.85	$0.69

Diluted	$0.44	$0.40	$0.82	$0.64

Shares used in computing net income per share:
Basic	36,684	34,790	36,532	34,655

Diluted	38,124	37,244	37,974	37,133

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$31,140	$23,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,482	2,363
Amortization of intangible assets	881	934
Provision (benefit) for doubtful accounts	9	(78)
Excess tax benefits from stock-based compensation	(5,533)	—
Deferred income taxes	12,894	—
Stock-based compensation expense	11,525	—
Income tax benefits from employee stock option plans	—	529
Acquisition related tax benefits	603	925
Changes in operating assets and liabilities:
Accounts receivable	(17,710)	(4,126)
Inventory	(9,355)	(2,871)
Prepaids and other assets	(1,915)	(1,575)
Accounts payable	(2,199)	930
Accrued compensation and employee benefits	(1,725)	(1,226)
Deferred revenue	5,264	2,856
Other accrued liabilities	8,480	217

Net cash provided by operating activities	35,841	22,766

INVESTING ACTIVITIES:
Purchase of investments	(121,536)	(85,704)
Proceeds from sales and maturities of investments	105,918	60,890
Acquisition of property and equipment	(9,975)	(4,604)
Release of restricted cash	319	204
Licensing of patents	(2,200)	—

Net cash used in investing activities	(27,474)	(29,214)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,653	9,195
Excess tax benefits from stock-based compensation	5,533	—
Repurchase of common stock	(33)	(72)
Repayment of notes payable	—	(438)

Net cash provided by financing activities	17,153	8,685

Effect of exchange rate changes on cash and cash equivalents	33	(36)

Net increase in cash and cash equivalents	25,553	2,201
Cash and cash equivalents, beginning of period	5,508	5,771

Cash and cash equivalents, end of period	$31,061	$7,972

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical,” “Intuitive,” and the “Company” refer to Intuitive Surgical, Inc.

NOTE 1. DESCRIPTION OF BUSINESS

Intuitive Surgical, Inc. (the “Company”) designs, manufactures, and markets the da Vinci Surgical Systems, which are advanced surgical systems that the Company believes represent a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary instruments. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives and distributors in its international markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed on March 15, 2006. The results of operations for the first half of fiscal 2006 are not indicative of the results to be expected for the entire fiscal year.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Unaudited Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Stock-based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is still in the process of calculating the APIC Pool and has not yet determined if it will elect to adopt the simplified method.

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

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized upon the adoption of SFAS 123(R), and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$16,682	$14,784	$31,140	$23,888
Basic:
Weighted-average shares outstanding	36,684	34,790	36,532	34,655

Basic net income per share	$0.45	$0.42	$0.85	$0.69

Diluted:
Weighted-average shares outstanding used in basic calculation	36,684	34,790	36,532	34,655
Add common stock equivalents	1,440	2,454	1,442	2,478

Weighted-average shares used in computing diluted net income per common share	38,124	37,244	37,974	37,133

Diluted net income per share	$0.44	$0.40	$0.82	$0.64

Employee stock options to purchase approximately 961,130 shares and 837,000 shares for the three months ended June 30, 2006 and 2005, respectively, and 961,130 shares and 657,000 shares for the six months ended June 30, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of January 1, 2007. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

NOTE 3. INVESTMENTS

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	June 30, 2006				December 31, 2005
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. corporate debt	$96,573	$—	$(1,066)	$95,507	$89,956	$8	$(953)	$89,011
U.S. government debt	52,971	—	(614)	52,357	57,936	4	(620)	57,320
Auction rate securities	64,850	—	—	64,850	50,900	—	—	50,900

	$214,394	$—	$(1,680)	$212,714	$198,792	$12	$(1,573)	$197,231

The following is a summary of the amortized cost and estimated fair value of investments at June 30, 2006, by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$130,069	$129,457
Mature in one to five years	84,325	83,257

Total	$214,394	$212,714

For the three and six months ended June 30, 2006 and 2005, no realized gains or losses were recognized on the sale of investments. As of June 30, 2006 and December 31, 2005, net unrealized losses of $1.7 million and $1.6 million, respectively, were included in accumulated other comprehensive loss in the accompanying Unaudited Condensed Consolidated Balance Sheets.

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	June 30, 2006	December 31, 2005
Inventory
Raw materials	$9,245	$7,194
Work-in-process	1,810	907
Finished goods	13,583	7,069

Total	$24,638	$15,170

Other current accrued liabilities
Taxes payable (sales, use, VAT, francise and income tax)	$1,974	$2,797
Professional services accrual	1,665	2,132
Customer training	1,093	1,132
Customer deposits and prepayments	2,860	733
Funds due to distributors	941	—
Other	3,772	2,933

Total	$12,305	$9,727

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income, as reported	$16,682	$14,784	$31,140	$23,888
Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	14	(47)	50
Change in unrealized gain (loss)	(88)	321	(135)	(512)

Comprehensive income	$16,570	$15,119	$30,958	$23,426

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2006	December 31, 2005
Accumulated net unrealized gain (loss)	$(1,696)	$(1,561)
Foreign currency translation adjustments	37	84

Total accumulated other comprehensive loss	$(1,659)	$(1,477)

NOTE 6. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Stock-based compensation expense related to stock options and employee stock purchases was $6.5 million and $11.5 million, for the three and six months ended June 30, 2006, respectively. No stock-based compensation expense was recognized on stock options or employee stock purchases during the three and six months ended June 30, 2005.

Upon adoption of SFAS 123(R), the Company elected to value its stock-based payment awards beginning in fiscal year 2006 using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”), which was previously used for its pro forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. The use of the Black-Scholes model requires the input of certain assumptions. The Company’s options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Stock Option Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. A total of 6.3 million shares of common stock were available for grant under the Plans as of June 30, 2006.

Stock-based compensation - Stock Options

When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model using the single life option valuation approach and the assumptions noted in the following table. The fair value of options granted were estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Employee Stock Option Plans:
Average risk free interest rate	5.00%	3.85%	4.78%	3.75%
Average expected term (years)	5.0	4.0	5.0	4.0
Average expected volatility	50%	58%	52%	58%
Weighted average fair value at grant date	$55.30	$22.24	$56.45	$22.65

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. Beginning the third quarter of 2005, the Company began to use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

Expected Volatility: Beginning the third quarter of 2005, the Company began to use a blend of historical volatility and market-based implied volatility. Market-based implied volatility is derived based on at least one-year traded options on the Company’s common stock. The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on the Company’s stock and term of such options. Due to sufficient volume of the traded options, during the three and six months ended June 30, 2006, the Company used, in accordance with SAB 107, 100% market-based implied volatility. During the three months and six months ended June 30, 2005, the Company used 100% historical volatility.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

As stock-based compensation expense recognized in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company recorded $6.0 million and $10.5 million of compensation expense relative to stock options for the three and six months ended June 30, 2006, respectively, in accordance with SFAS 123(R).

A summary of stock option activity under the plans as of June 30, 2006 is presented as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2006	4,981,977	3,231,677	$28.93
Options authorized	2,125,313	—
Options granted	(903,175)	903,175	108.67
Options exercised	—	(379,484)	20.86
Options canceled/expired	89,781	(96,646)	45.58

Outstanding at June 30, 2006	6,293,896	3,658,722	$48.98	$242,890,907	7.88

Vested or expected to vest at June 30, 2006		3,589,365	$48.67	$239,378,083	7.86

Exercisable at June 30, 2006		1,479,181	$22.56	$136,749,015	6.55

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $115 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $23.4 million and $4.4 million, during the three months ended June 30, 2006 and 2005 and $36.0 million and $13.1 million, during the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, there was $69.7 million of total unrecognized compensation expense related to non-vested stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.19 years.

Stock-based Compensation - Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is twenty-four months long and is divided into four shorter purchase periods approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. As of June 30, 2006, 588,072 shares were available for grant.

The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2006, respectively, in accordance with SFAS 123(R). The fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model and multiple life option valuation approach, with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan:
Average risk free interest rate	4.59%	1.89%	4.59%	1.93%
Average expected term (years)	1.3	1.4	1.3	1.4
Average expected volatility	51%	49%	51%	49%

As of June 30, 2006, there was $2.0 million of total unrecognized compensation costs related to employee stock purchases. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.1 years.

Information as Reported in the Financial Statements

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales - products	$(650)	$(1,121)
Cost of sales - services	(360)	(657)

Total cost of sales	(1,010)	(1,778)
Selling, general and administrative	(4,092)	(7,291)
Research and development	(1,359)	(2,456)

Stock-based compensation expense before income taxes	(6,461)	(11,525)
Income taxes	2,087	4,091

Stock-based compensation expense after income taxes	$(4,374)	$(7,434)

Effect on:
Net income per share -Basic	$(0.12)	$(0.21)
Net income per share - Diluted	$(0.11)	$(0.20)

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2006 is as follows:

For the three and six months ended June 30, 2006, total stock-based compensation expense recognized in earnings before taxes was $6.5 million and $11.5 million, respectively. As of June 30, 2006, stock-based compensation expense that was capitalized as part of inventory and net property, plant and equipment was $0.1 million for each category. While the Company’s estimate of fair value and the associated charge to earnings materially affects the results of operations, it has no impact on its cash position.

Cash received from option exercises and employee stock purchase plans for the three months ended June 30, 2006 and 2005, was $5.2 million and $1.9 million, respectively and $10.3 million and $7.3 million for the six months ended June 30, 2006 and 2005, respectively.

Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation expenses were reported as operating cash flows. SFAS 123(R) requires that they be recorded as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $5.5 million for the six months ended June 30,

2006 have been classified as a financing cash inflow. The total income tax benefit recognized in the income statement for stock-based compensation costs was $2.1 million and $4.1 million for three and six months ended June 30, 2006, respectively and none during the three and six months ended June 30, 2005.

Information Calculated as if Fair Value Method Had Applied to All Awards

The following table illustrates the effect on reported net income and net income per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$14,784	$23,888
Add: Total stock-based employee compensation expense included in reported net income, net of $0 related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(3,123)	(6,129)

Pro forma net income	$11,661	$17,759

Net income per share:
Basic - as reported	$0.42	$0.69
Basic - pro forma	$0.34	$0.51

Diluted - as reported	$0.40	$0.64
Diluted - pro forma	$0.31	$0.48

NOTE 7. INCOME TAXES

As part of the process of preparing the Unaudited Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Unaudited Condensed Consolidated Balance Sheets.

Income tax expense for the three months ended June 30, 2006 was $11.1 million, or 39.9% of pre-tax income, compared to $1.5 million, or 9.3% of pre-tax income for the three months ended June 30, 2005. Income tax expense for the six months ended June 30, 2006 was $20.5 million, or 39.8% of pre-tax income, compared to $2.0 million, or 7.9% of pre-tax income for the six months ended June 30, 2005. The effective tax rate for the three and six months ended June 30, 2006 differs from the federal statutory rate primarily due to state income taxes. The effective tax rate for the three and six months ended June 30, 2005 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards for which there was full valuation allowance. In the fourth quarter of 2005, management concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods, and other factors, that it is more likely than not that the Company will realize sufficient earnings to utilize deferred tax assets. Accordingly, the Company reversed the valuation allowance on the net deferred tax assets in the fourth quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical,” “Intuitive,” the “Company, “ “we,” “us,” and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and June 30, 2005 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our actual results, operating performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Factors that could cause or contribute to such differences include but are not limited to timing and success of product development and market acceptance of developed products, regulatory approvals, clearances and restrictions, guidelines and recommendations in the healthcare and patient communities, intellectual property positions and litigation, competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates, unanticipated manufacturing disruptions or the inability to meet demand for products, charges for option expenses and other costs and other risk factors detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other periodic filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Intuitive®, da Vinci®, da Vinci®S™, TilePro™, Solo Surgery™, EndoWrist®, InSite®, AESOP®, HERMES®, ZEUS®, SOCRATES™ and Navigator™ are trademarks of Intuitive Surgical, Inc.

Overview

Products. We design, manufacture and market the da Vinci Surgical Systems, which are advanced surgical systems that we believe represents a new generation of surgery—the third generation. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, and a high performance vision system. The product line also includes proprietary “wristed” instruments and surgical accessories. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to improve clinical outcomes while reducing the invasiveness of complex surgical procedures. The da Vinci Surgical System is sold into multiple surgical specialties, principally urology, gynecology, cardiothoracic, and general surgery.

Business Model. In our business model, we derive revenue from both the initial capital sales of da Vinci Surgical Systems as well as ongoing recurring revenue, comprised of instrument, accessory, service, and training revenue. We presently sell da Vinci Surgical Systems for approximately $1.0 million to $1.5 million depending on its configuration. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service and customer training. We typically enter into service contracts at an annual rate of approximately $100,000 to $140,000 per year, depending upon the configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at a faster rate than capital revenue. As our business matures, recurring revenue will comprise an increasing percentage of our overall revenue. Over the past four years, revenue generated from the sale of instruments, accessories, service and training increased from 22% of revenue in 2002 to 45% of revenue in 2005. Recurring revenue for the three months ended June 30, 2006 was $38.9 million, or 45% of total revenue. Recurring revenue for the six months ended June 30, 2006 was $73.8 million, or 45% of total revenue. We expect recurring revenues to continue to increase as a percentage of total revenue.

Business Events and Trends

Introduction. Intuitive Surgical experienced rapid growth during 2005 and through the second quarter of 2006. Our growth has been driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries. During the second quarter of 2006, we continued to experience sequential surgical procedure growth compared to the first quarter of 2006, with the largest procedure growth coming in the urology and gynecology markets. The following events highlighted our second quarter of 2006.

Financial Highlights.

•	Revenue grew 65% to $87.0 million from $52.8 million during the second quarter of 2005.

•	Recurring instrument, accessory, service, and training revenue grew 59% to $38.9 million from $24.4 million during the second quarter of 2005.

•	We sold 39 da Vinci Surgical Systems, an increase of 50% compared to 26 in the second quarter of 2005.

•	We ended the quarter with an installed base of 467 da Vinci Surgical Systems, distributed as follows: 356 in North America, 81 in Europe, and 30 in the rest of the world.

•	Operating income grew 60% to $24.5 million, or 28.2% of revenue from $15.3 million, or 29.1% of revenue during the second quarter of 2005.

•	Cash, cash equivalents, and investments grew by $22.3 million from the first quarter 2006, as we ended the second quarter of 2006 with $243.8 million in cash, cash equivalents, and investments.

New Products. We launched the da Vinci S Surgical System in January 2006. The da Vinci S Surgical System shares the same core technology as the standard da Vinci Surgical System and also features fast setup, rapid instrument exchange, multi-quadrant access and multi-image display capabilities. The da Vinci S Surgical System is an addition to the da Vinci product line and is offered at a price point about $0.2 million above the standard da Vinci Surgical System price. Market response to the da Vinci S Surgical System has proven to be positive, as 35 of the 39 total systems sold during the second quarter of 2006 were da Vinci S Surgical Systems. We continue to sell, service and support the standard da Vinci System. The Company will also continue to invest in product development in order to expand the utility and longevity of all da Vinci Systems, instruments and accessories. We recently launched new instrument products, including the Endo PK Dissector and the Mega Needle driver. The Endo PK Dissector was developed in cooperation with Gyrus ACMI, an industry leader in both tissue management technology and endoscopies. The Endo PK Dissector is a fully articulating coagulator and dissector, which is patterned after Gyrus’ successful Lyons Dissector. The Endo PK Dissector addresses several needs for da Vinci users. As a dissector, it allows for highly precise dissection, delivers excellent coagulation performance as well as providing grasping capabilities. We expect this device to be used within urology, gynecology, and general surgery.

The da Vinci Mega Needle driver was designed specifically to handle larger needles, which are often required in gynecological surgery, specifically, da Vinci hysterectomy, as well as in general surgery. As we continue to expand our instrument offering, we will provide our customers more surgical options and clinical capability, which we anticipate will lead to increased system usage.

Stock Option Compensation. During the first quarter of 2006, in accordance with SFAS 123(R), we began to record stock compensation expense to reflect the estimated value of stock options and stock purchase plan shares issued to our employees. For the three months ended June 30, 2006, stock compensation expense was $6.5 million, of which $1.0 million was charged to cost of revenue, $4.1 million to SG&A expense, and $1.4 million to R&D. For the six months ended June 30, 2006, stock compensation expense was $11.5 million, of which $1.8 million was charged to cost of revenue, $7.3 million to SG&A expense, and $2.4 million to R&D. Stock option expenses are entirely non-cash in nature.

Income Tax Expense. As anticipated, during the first quarter of 2006, we moved to reporting income on a fully-taxed basis. We recorded income tax at an effective rate of 39.9% and 39.8%, respectively, for the three and six months ended June 30, 2006, compared to a nominal effective rate of 9.3% and 7.9%, respectively, for the three and six months ended June 30, 2005. Although the company has moved to fully-taxed reporting, we anticipate that only a small portion of our 2006 reported tax expense will result in cash outlay, due to our anticipated utilization of net operating loss carry forwards and deductions for stock option exercises.

Regulatory Clearances. We have obtained all of the clearances required to market our products to all of our currently targeted specialties within the United States. The following is a chronological list of our FDA clearances to date:

•	July 2000 – General laparoscopic procedures

•	March 2001 – Non-cardiac thoracoscopic procedures

•	May 2001 – Prostatectomy procedures

•	November 2002 – Cardiotomy procedures

•	July 2004 – Cardiac revascularization procedures

•	March 2005 – Urologic surgical procedures

•	April 2005 – Gynecologic surgical procedures

•	June 2005 – Pediatric surgical procedures

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain Unaudited Condensed Consolidated Statement of Operations information (in thousands):

	Three months Ended				Six months Ended
	June 30, 2006	% of total revenue	June 30, 2005	% of total revenue	June 30, 2006	% of total revenue	June 30, 2005	% of total revenue
Revenue:
Products	$74,211	85%	$44,651	85%	$139,880	85%	$78,834	84%
Services	12,814	15%	8,105	15%	24,403	15%	15,536	16%

Total revenue	87,025	100%	52,756	100%	164,283	100%	94,370	100%

Cost of revenue:
Products	21,869	25%	13,649	26%	41,791	25%	24,804	26%
Services	6,179	7%	3,480	6%	11,835	8%	6,676	7%

Total cost of revenue	28,048	32%	17,129	32%	53,626	33%	31,480	33%

Products gross profit	52,342	60%	31,002	59%	98,089	60%	54,030	58%
Services gross profit	6,635	8%	4,625	9%	12,568	7%	8,860	9%

Gross profit	58,977	68%	35,627	68%	110,657	67%	62,890	67%

Operating costs and expenses:
Selling, general, and administrative	27,265	32%	15,934	30%	51,075	31%	30,138	32%
Research and development	7,205	8%	4,355	8%	13,351	8%	8,500	9%

Total operating costs and expenses	34,470	40%	20,289	38%	64,426	39%	38,638	41%

Income from operations	24,507	28%	15,338	30%	46,231	28%	24,252	26%

Interest and other income, net	3,255	4%	954	1%	5,458	3%	1,677	1%

Income before taxes	27,762	32%	16,292	31%	51,689	31%	25,929	27%
Income tax expense	11,080	13%	1,508	3%	20,549	12%	2,041	2%

Net income	$16,682	19%	$14,784	28%	$31,140	19%	$23,888	25%

Overall revenue increased to $87.0 million for the three months ended June 30, 2006 from $52.8 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, revenue increased to $164.3 million from $94.4 million. First half of 2006 revenue growth was driven by increased adoption of robotic surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. da Vinci prostatectomy (dVP) has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has demonstrated that dVP may offer superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency, combined with the obvious benefits of moving an open procedure to a minimally invasive approach, such as reduced pain, scarring, and blood loss, and a quicker return to normal daily activities.

Revenue within the United States accounted for 84% of total revenue for both three months ended June 30, 2006 and 2005 and 83% and 86% during six months ended June 30, 2006 and 2005, respectively. Domestic revenue accounted for the large majority of total revenue due primarily to the nature of the domestic healthcare market. We believe that at this stage, as we penetrate the early adopters of robotic surgery, revenue will continue to concentrate in the domestic market, as domestic. hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. We would anticipate that, as adoption progresses and we reach standard of care for target procedures, international revenue becomes a larger percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit revenue for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue ($ Millions)
Systems	$48.1	$28.5	$90.5	$49.7
Instruments and accessories	26.1	16.2	49.4	29.1

Total product revenue	74.2	44.7	139.9	78.8
Services and Training	12.8	8.1	24.4	15.6

Total revenue	$87.0	$52.8	$164.3	$94.4

Recurring revenue	$38.9	$24.4	$73.8	$44.7

% of total revenue	45%	46%	45%	47%

Domestic	$73.3	$44.2	$136.0	$81.0
International	13.7	8.6	28.3	13.4

Total revenue	$87.0	$52.8	$164.3	$94.4

da Vinci Surgical System unit sales	39	26	74	45

Product Revenue

Product revenue increased to $74.2 million for the three months ended June 30, 2006 from $44.7 million for the three months ended June 30, 2005. The $29.5 million, or 66%, increase was due to higher system, instrument, and accessory revenue.

System revenue increased to $48.1 million in the second quarter of 2006 from $28.5 million in the second quarter of 2005, reflecting growth in overall system unit revenue and the successful launch of the higher priced da Vinci S Surgical System during the first quarter of 2006. 39 total systems were sold during the second quarter of 2006 compared to 26 during the second quarter of 2005. The 39 systems sold during the second quarter of 2006 consisted of 35 da Vinci S Surgical Systems and 4 standard 4-arm da Vinci Surgical systems. In addition, we sold 6 fourth arm upgrades, and 2 Aesop systems. The average revenue recognized per da Vinci system sold increased to $1.20 million in the second quarter of 2006, compared with $1.03 million during the second quarter of 2005.

Instrument and accessory revenue increased to $26.1 million for the three months ended June 30, 2006, compared to $16.2 million for the three months ended June 30, 2005. The increase resulted from the larger number of installed systems in 2006 and increased utilization per system.

Product revenue increased to $139.9 million for the six months ended June 30, 2006 from $78.8 million for the six months ended June 30, 2005. The $61.1 million, or 78%, increase was due to higher system, instrument, and accessory revenue.

System revenue increased to $90.5 million in the first half of 2006 from $49.7 million in the first half of 2005, reflecting growth in overall system unit revenue and the successful launch of the higher priced da Vinci S Surgical System during the first quarter of 2006. 74 total systems were sold during the first half of 2006 compared to 45 during the first half of 2005. The 74 systems sold during the first half of 2006 consisted of 60 da Vinci S Surgical Systems, 9 standard 4-arm da Vinci systems, and 5 standard 3-arm da Vinci Surgical Systems. In addition, we sold 8 fourth arm upgrades, and 6 Aesop systems. One of the 4-arm standard da Vinci sales was a European unit that we repurchased, refurbished, and then sold back into the European market. The average revenue recognized per da Vinci system sold increased to $1.19 million in the first half of 2006, compared with $1.05 million during the first half of 2005.

Instrument and accessory revenue increased to $49.4 million for the six months ended June 30, 2006, compared to $29.1 million for the six months ended June 30, 2005. The increase resulted from a larger number of installed systems in 2006 and increased utilization per system.

Service Revenue

Service revenue, comprised primarily of system service contract revenue, increased to $12.8 million for the three months ended June 30, 2006 from $8.1 million for the three months ended June 30, 2005. We typically enter into service contracts with our customers at the time system sales are closed. There were approximately 428 systems under service contract entering the second quarter of 2006, which generated an average of $28,700 per system for the quarter, compared to 298 systems entering the second quarter of 2005, which generated an average of $26,300 per system. The increase in service revenue per system was driven by a higher percentage of 4-arm da Vinci Systems and da Vinci S Surgical Systems in the 2006 installed base, which typically carry a higher contractual service rate than three-arm systems.

Service revenue, comprised primarily of system service contract revenue, increased to $24.4 million for the six months ended June 30, 2006 from $15.6 million for the six months ended June 30, 2005. Higher first half 2006 system service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. The increase in service revenue per system was driven by a higher percentage of 4-arm da Vinci Systems and da Vinci S Surgical Systems in the 2006 installed base, which typically carry a higher contractual service rate than three-arm systems.

Gross Profit

Product gross profit for the quarter ended June 30, 2006 was $52.3 million, or 70.5% of product revenue, compared to $31.0 million, or 69.4% of product revenue, for the quarter ended June 30, 2005. Product gross profit for the six months ended June 30, 2006 was $98.1 million, or 70.1% of product revenue, compared to $54.0 million, or 68.5% of product revenue, for the six months ended June 30, 2005. The higher gross profit for the three and six months ended June 30, 2006 was driven by higher 2006 product revenue, lower product material costs and lower manufacturing costs. The 2006 product gross profit for the three months and six months ended June 30, 2006 included $0.7 million and $1.1 million, respectively, of stock compensation expense that was not included in the first half of 2005 results.

Service gross profit for the quarter ended June 30, 2006 was $6.6 million, or 51.8% of service revenue, compared to $4.6 million, or 57.1% of service revenue, for the quarter ended June 30, 2005. Higher second quarter of 2006 service gross profit was driven by increasing service revenue, as described above. The decline in service gross margin percentage was primarily due to costs incurred to support the da Vinci S Surgical System product line and the $0.4 million impact of stock option expenses included in the second quarter of 2006 results.

Service gross profit for the six months ended June 30, 2006 was $12.6 million, or 51.5% of service revenue, compared to $8.9 million, or 57.0% of service revenue, for the six months ended June 30, 2005. Higher first half of 2006 service gross profit was driven by increasing service revenue, as described above. The decline in service gross margin percentage was primarily due to costs incurred to support the da Vinci S Surgical System product line and the $0.7 million impact of stock option expenses included in the first half of 2006 results.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $27.3 million, up 71.1% from $15.9 million for the three months ended June 30, 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 were $51.1 million, up 69.5% from $30.1 million for the six months ended June 30, 2005. The year-over-year increase was due to 2006 stock compensation expense charged to sales, general and administrative expenses of $4.1 million and $7.3 million, respectively, for the three and six months ended June 30, 2006, sales organization growth, and higher commissions relating to higher revenue. We also added headcount to marketing and other support functions across the organization. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Research and Development Expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies.

Research and development expenses for the three months ended June 30, 2006 were $7.2 million, compared to $4.4 million for the three months ended June 30, 2005. Research and development expenses for the six months ended June 30, 2006 were $13.4 million, compared to $8.5 million for the six months ended June 30, 2005. The increase was due to the impact of stock compensation expense charged for the three and six months of June 30, 2006 of $1.4 million and $2.5 million, respectively, growth in our research and development organization, higher prototype expenses, and other project costs.

We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, comprised mostly of interest income, was $3.3 million for the three months ended June 30, 2006, compared to $1.0 million for the three months ended June 30, 2005. Interest income was $2.5 million for the second quarter of 2006 compared to $1.2 million for the second quarter of 2005. The increase resulted primarily from higher interest income earned on higher second quarter of 2006 cash and investment balances and higher second quarter of 2006 interest rates. The second quarter of 2006 results included $0.7 million of foreign exchange gains, compared to $0.3 million of foreign exchange losses for the second quarter of 2005.

Interest and other income, net, comprised mostly of interest income, was $5.5 million for the six months ended June 30, 2006, compared to $1.7 million for the six months ended June 30, 2005. Interest income was $4.5 million for the first half of 2006 compared to $2.2 million for the first half of 2005. The increase resulted primarily from higher interest income earned on higher first half of 2006 cash and investment balances and higher first half of 2006 interest rates. The first half of 2006 results included $0.8 million of foreign exchange gains, compared to $0.5 million of foreign exchange losses for the first half of 2005.

Income Tax Expense

Income tax expense for the quarter ended June 30, 2006 was $11.1 million, or 39.9% of pre-tax income, compared to $1.5 million, or 9.3% of pre-tax income for the three months ended June 30, 2005. Income tax expense for the six months ended June 30, 2006 was $20.5 million, or 39.8% of pre-tax income, compared to $2.0 million, or 7.9% of pre-tax income for the six months ended June 30, 2005. The effective tax rate for the first half of 2006 differs from the federal statutory rate primarily due to state income taxes. The effective tax rate for the first half of 2005 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards for which there was full valuation allowance. In the fourth quarter of 2005, management concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods, and other factors, that it is more likely than not that we will realize sufficient earnings to utilize deferred tax assets. Accordingly, we reversed the valuation allowance on the net deferred tax assets in the fourth quarter of 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for us as of January 1, 2007. We are currently evaluating the impact this statement will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of options and warrants. Principal uses of cash are operating expenses, capital expenditures, patent licensing and purchase of investments. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. Cash flow information by category is provided in the Unaudited Condensed Consolidated Statements of Cash Flows.

Operating Activities

During the six months ended June 30, 2006 and 2005, our operations provided $35.8 million and $22.8 million, respectively of cash, primarily reflecting our business results and business growth during the first half of fiscal 2006. Cash provided by operating activities during the six months ended June 30, 2006 was comprised of net income of $31.0 million, non-cash expenses of $23.9 million, offset by working capital used of $19.2 million. For comparison, cash provided by operating activities during the six months ended June 30, 2005 was comprised of net income of $23.9 million, non-cash expenses of $4.7 million, partially offset by working capital provided of $5.8 million. Higher first half of 2006 non-cash expenses were driven by the change in our net deferred tax assets of $12.9 million, which was not applicable in 2005 due to a full valuation allowance at that time, and non-cash stock-based compensation of $11.5 million due to the adoption of FAS123(R). First half of 2006 accounts receivable increased $17.7 million due to higher revenue during the six months ended June 30, 2006 compared to the same period in 2005. Our average days sales outstanding at June 30, 2006 using the count-back method was 51 days which is comparable to prior periods. First half of 2006 inventory increased by $9.4 million primarily as a function of higher 2006 sales and our more complex product line with the introduction of the da Vinci S Surgical System and management’s objective to meet the product mix demand.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Investing Activities

During the six months ended June 30, 2006, we used $27.5 million for investing activities, primarily reflecting $12.2 million in capital expenditures and licensing of patents and net investments of interest bearing instruments of approximately $15.6 million. During the six months ended June 30, 2005, we used $29.2 million for investing activities, primarily reflecting $24.8 million in investments of interest bearing instruments and capital expenditures of $4.6 million. Higher first half of 2006 capital expenditures were driven by improvements made to our new 210,000 square foot Sunnyvale, California facility purchased in December last year, implementation costs of our new ERP system, and the licensing of patents.

Financing Activities

Cash provided by financing activities was $17.2 million for the six months ended June 30, 2006, compared to $8.7 million for the six months ended June 30, 2005. Cash provided by financing activities for the six months ended June 30, 2006 resulted primarily from net proceeds realized from stock option and warrant exercises and our employee stock purchase plan along with related excess tax benefits. Cash provided by financing activities for the six months ended June 30, 2005 resulted primarily from net proceeds realized from stock option and warrant exercises and our employee stock purchase plan.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, other than stock-based compensation described below.

With the adoption of SFAS 123(R) at the beginning of our first fiscal quarter of 2006, we added “Stock-Based Compensation” as a critical accounting policy and estimate.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the consolidated statements of earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional quantitative and qualitative disclosures about market risk affecting our Company, see Item 7a of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the market risk affecting us since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. At June 30, 2006, our cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. Our investments consisted of municipal bonds, corporate bonds, federal agency bonds, commercial paper and related securities. We did not hold any derivative financial instruments. Our interest income is sensitive to changes in the general level of interest rates and the changes can affect the interest earned on our investments.

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

Changes in Internal Control Over Financial Reporting

On May 1, 2006, the Company implemented a new Enterprise Resource Planning (or “ERP”) system, using SAP software replacing the Company’s previous system.

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assume that any resolution could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	At the Annual Meeting of Stockholders held on May 19, 2006, the stockholders of Intuitive Surgical, Inc. elected Lonnie M. Smith and Richard J. Kramer to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2009. The following table sets forth the votes for each director:

	Votes For	Withheld
Lonnie M. Smith	32,339,319	732,735

Richard J. Kramer	31,239,008	1,833,046

After the meeting, our Board of Directors consisted of Robert W. Duggan, D. Keith Grossman, Eric H. Halvorson, Richard J. Kramer, Alan J. Levy, William J. Mercer, Floyd D. Loop, and Lonnie M. Smith.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer

Date: July 31, 2006

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002