Form 10-Q
period 2006-09-30
INTUITIVE SURGICAL INC
filed 2006-10-27
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The Registrant had 36,949,594 shares of Common Stock, $0.001 par value per share, outstanding as of October 18, 2006.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$53,445	$5,508
Short-term investments	148,363	123,679
Accounts receivable, net	71,679	52,849
Inventory	22,330	15,170
Prepaids	8,554	6,131
Deferred tax assets	14,883	4,999
Restricted cash	—	319

Total current assets	319,254	208,655
Property, plant and equipment, net	58,739	52,225
Long-term investments	90,489	73,552
Long-term deferred tax assets	15,572	35,759
Intangible assets, net	6,243	5,353
Goodwill	122,453	124,638
Other assets	1,243	1,405

Total assets	$613,993	$501,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,187	$7,950
Accrued compensation and employee benefits	15,624	14,997
Deferred revenue	33,523	25,313
Other accrued liabilities	9,645	9,727

Total current liabilities	68,979	57,987
Deferred revenue	594	198
Other accrued liabilities	774	811

Stockholders’ equity:
Preferred stock, 2,500,000 shares authorized, $0.001 par value, issuable in series; no shares issues and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 36,942,021 and 36,187,910 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	37	36
Additional paid-in capital	516,921	465,021
Retained earnings (Accumulated deficit)	27,379	(20,989)
Accumulated other comprehensive loss	(691)	(1,477)

Total stockholders’ equity	543,646	442,591

Total liabilities and stockholders’ equity	$613,993	$501,587

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Products	$81,433	$51,667	$221,312	$130,501
Services	14,399	9,207	38,803	24,743

Total revenue	95,832	60,874	260,115	155,244
Cost of revenue:
Products	26,663	14,769	68,454	39,573
Services	6,936	3,988	18,770	10,664

Total cost of revenue	33,599	18,757	87,224	50,237

Gross profit	62,233	42,117	172,891	105,007

Operating costs and expenses:
Selling, general, and administrative	28,578	16,521	79,652	46,659
Research and development	7,979	4,587	21,330	13,087

Total operating costs and expenses	36,557	21,108	100,982	59,746

Income from operations	25,676	21,009	71,909	45,261

Interest and other income, net	3,146	1,430	8,602	3,107

Income before taxes	28,822	22,439	80,511	48,368
Income tax expense	11,559	1,719	32,108	3,760

Net income	$17,263	$20,720	$48,403	$44,608

Net income per share:
Basic	$0.47	$0.59	$1.32	$1.28

Diluted	$0.45	$0.55	$1.27	$1.19

Shares used in computing net income per share:
Basic	36,875	35,154	36,646	34,820

Diluted	38,184	38,013	38,044	37,426

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$48,403	$44,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,656	3,536
Amortization of intangible assets	1,310	1,400
Deferred income taxes	10,303	—
Stock-based compensation expense	18,475	—
Income tax benefits from employee stock option plans	17,326	1,414
Excess tax benefits from stock-based compensation	(14,843)	—
Acquisition related tax benefits	2,185	1,582
Changes in operating assets and liabilities:
Accounts receivable	(18,850)	(8,313)
Inventory	(7,055)	(6,255)
Prepaids and other assets	(2,226)	(2,036)
Accounts payable	2,217	3,049
Deferred revenue	8,605	5,040
Accrued liabilities	413	94

Net cash provided by operating activities	71,919	44,119

INVESTING ACTIVITIES:
Purchase of investments	(197,716)	(152,102)
Proceeds from sales and maturities of investments	156,929	96,607
Acquisition of property and equipment	(12,047)	(5,939)
Release of restricted cash	319	205
Licensing of patents	(2,200)	—

Net cash used in investing activities	(54,715)	(61,229)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	15,847	20,681
Excess tax benefits from stock-based compensation	14,843	—
Repayment of notes payable	—	(574)

Net cash provided by financing activities	30,690	20,107

Effect of exchange rate changes on cash and cash equivalents	43	(39)

Net increase in cash and cash equivalents	47,937	2,958
Cash and cash equivalents, beginning of period	5,508	5,771

Cash and cash equivalents, end of period	$53,445	$8,729

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 15, 2006. The results of operations for the interim period ended September 30, 2006 are not indicative of the results to be expected for the full year ending December 31, 2006.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized upon the adoption of SFAS 123(R), and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$17,263	$20,720	$48,403	$44,608
Basic:
Weighted-average shares outstanding	36,875	35,154	36,646	34,820

Basic net income per share	$0.47	$0.59	$1.32	$1.28

Diluted:
Weighted-average shares outstanding used in basic calculation	36,875	35,154	36,646	34,820
Add common stock equivalents	1,309	2,859	1,398	2,606

Weighted-average shares used in computing diluted net income per common share	38,184	38,013	38,044	37,426

Diluted net income per share	$0.45	$0.55	$1.27	$1.19

Employee stock options to purchase 1,002,423 and 23,000 shares for the three months ended September 30, 2006 and 2005, respectively, and 1,001,652 and 9,000 shares for the nine months ended September 30, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

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

NOTE 3. INVESTMENTS

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	September 30, 2006				December 31, 2005
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. corporate debt	$122,088	113	(546)	$121,655	$89,956	$8	$(953)	$89,011
U.S. government debt	56,979	15	(297)	56,697	57,936	4	(620)	57,320
Auction rate securities	60,500			60,500	50,900	—	—	50,900

	$239,567	$128	$(843)	$238,852	$198,792	$12	$(1,573)	$197,231

The following is a summary of the amortized cost and estimated fair value of investments at September 30, 2006, by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$148,832	$148,363
Mature in one to five years	90,735	90,489

Total	$239,567	$238,852

For the three and nine months ended September 30, 2006 and 2005, no realized gains or losses were recognized on the sale of investments. As of September 30, 2006 and December 31, 2005, net unrealized losses of $0.7 million and $1.6 million, respectively, were included in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets.

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	September 30, 2006	December 31, 2005
Inventory
Raw materials	$9,073	$7,194
Work-in-process	1,208	907
Finished goods	12,049	7,069

Total	$22,330	$15,170

Other current accrued liabilities
Taxes payable (sales, use, VAT, franchise and income tax)	$2,406	$2,797
Professional services accrual	2,064	2,132
Customer training	972	1,132
Customer deposits and prepayments	535	733
Funds due to distributors	320	—
Other	3,348	2,933

Total	$9,645	$9,727

NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income, as reported	$17,263	$20,720	$48,403	$44,608
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	4	(49)	54
Change in unrealized gain (loss) on investments	970	(559)	835	(1,071)

Comprehensive income	$18,231	$20,165	$49,189	$43,591

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2006	December 31, 2005
Accumulated net unrealized gain (loss)	$(726)	$(1,561)
Foreign currency translation adjustments	35	84

Total accumulated other comprehensive loss	$(691)	$(1,477)

NOTE 6. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Stock-based compensation expense related to stock options and employee stock purchases was $7.0 million and $18.5 million, for the three and nine months ended September 30, 2006, respectively. No stock-based compensation expense was recognized on stock options or employee stock purchases during the three and nine months ended September 30, 2005.

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

Stock Option Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods. A total of 6.3 million shares of common stock were available for grant under the Plans as of September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Employee Stock Option Plans:
Average risk free interest rate	4.93%	3.99%	4.84%	3.85%
Average expected term (years)	5.2	5.0	5.1	4.4
Average expected volatility	49%	47%	51%	53%
Weighted average fair value at grant date	$53.36	$30.99	$56.15	$23.39

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

Expected Volatility: Beginning the third quarter of 2005, the Company began to use a blend of historical volatility and market-based implied volatility. Market-based implied volatility is derived based on at least one-year traded options on the Company’s common stock. The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on the Company’s stock and term of such options. Due to sufficient volume of the traded options, during the three and nine months ended September 30, 2006, the Company used, in accordance with SAB 107, 100% market-based implied volatility.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

As stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company recorded $6.4 million and $16.8 million of compensation expense relative to stock options for the three and nine months ended September 30, 2006, respectively, in accordance with SFAS 123(R).

A summary of stock option activity under the plans as of September 30, 2006 is presented as follows:

	Shares Available for Grant	Options Outstanding		Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (in years)
		Number of Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2006	4,981,977	3,231,677	$28.93
Options authorized	2,125,313	—
Options granted	(968,550)	968,550	108.59
Options exercised	—	(476,340)	20.48
Options canceled/expired	179,549	(186,547)	51.43

Balance at September 30, 2006	6,318,289	3,537,340	$50.73	$198,171,786	7.70

Vested or expected to vest at September 30, 2006		3,420,024	$50.09	$193,702,979	7.66

Exercisable at September 30, 2006		1,671,520	$29.65	$127,315,616	6.66

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $105.45 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $7.7 million and $20.2 million, during the three months ended September 30, 2006 and 2005 and $43.6 million and $33.3 million, during the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, there was $64.4 million of total unrecognized compensation expense related to non-vested stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.01 years.

Stock-based Compensation - Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is twenty-four months long and is divided into four shorter purchase periods approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. As of September 30, 2006, 528,219 shares were available for grant.

he Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $0.6 million and $1.7 million for the three and nine months ended September 30, 2006, respectively, in accordance with SFAS 123(R). The fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model and multiple life option valuation approach, with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan:
Average risk free interest rate	5.06%	2.09%	4.77%	1.97%
Average expected term (years)	1.3	1.4	1.3	1.4
Average expected volatility	50%	49%	51%	49%

As of September 30, 2006, there was $2.7 million of total unrecognized compensation expense related to employee stock purchases. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.3 years.

Information as Reported in the Financial Statements

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2006 is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales – products	$(667)	$(1,788)
Cost of sales – services	(396)	(1,053)

Total cost of sales	(1,063)	(2,841)
Selling, general and administrative	(4,431)	(11,722)
Research and development	(1,456)	(3,913)

Stock-based compensation expense before income taxes	(6,950)	(18,476)
Income taxes	2,526	6,617

Stock-based compensation expense after income taxes	$(4,424)	$(11,859)

Effect on:
Net income per share – Basic	$(0.12)	$(0.32)
Net income per share – Diluted	$(0.12)	$(0.31)

For the three and nine months ended September 30, 2006, total stock-based compensation expense recognized in earnings before taxes was $7.0 million and $18.5 million, respectively. While the Company’s estimate of fair value and the associated charge to earnings materially affects the results of operations, it has no impact on its cash position.

Cash received from option exercises and employee stock purchase plans for the three months ended September 30, 2006 and 2005, was $4.2 million and $8.0 million, respectively, and $14.6 million and $15.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation expenses were reported as operating cash flows. SFAS 123(R) requires that they be recorded as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $14.8 million for the nine months ended September 30, 2006 have been classified as a financing cash inflow. The total income tax benefit recognized in the income statement for stock-based compensation costs was $2.5 million and $6.6 million for three and nine months ended September 30, 2006, respectively, and none during the three and nine months ended September 30, 2005.

Information Calculated as if Fair Value Method Had Applied to All Awards

The following table illustrates the effect on reported net income and net income per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$20,720	$44,608
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(4,030)	(10,159)

Pro forma net income	$16,690	$34,449

Net income per share:
Basic - as reported	$0.59	$1.28
Basic - pro forma	$0.47	$0.99

Diluted - as reported	$0.55	$1.19
Diluted - pro forma	$0.44	$0.92

NOTE 7. INCOME TAXES

As part of the process of preparing the financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets.

Income tax expense for the three months ended September 30, 2006 was $11.6 million, or 40.1% of pre-tax income, compared to $1.7 million, or 7.7% of pre-tax income for the three months ended September 30, 2005. Income tax expense for the nine months ended September 30, 2006 was $32.1 million, or 39.9% of pre-tax income, compared to $3.8 million, or 7.8% of pre-tax income for the nine months ended September 30, 2005. The effective tax rate for the three and nine months ended September 30, 2006 differs from the federal statutory rate primarily due to state income taxes. The effective tax rate for the three and nine months ended September 30, 2005 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards for which there was full valuation allowance. Beginning fourth quarter of 2005, management concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods, and other factors, that it is more likely than not that the Company will realize sufficient earnings to utilize deferred tax assets. Accordingly, the Company reversed the valuation allowance on the net deferred tax assets in the fourth quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical,” “Intuitive,” the “Company, “ “we,” “us,” and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and September 30, 2005 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our actual results, operating performance or achievements to be materially different from those expressed or implied by the forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you that those expectations will prove to be correct. Factors that could cause or contribute to such differences include but are not limited to timing and success of product development and market acceptance of developed products, regulatory approvals, clearances and restrictions, guidelines and recommendations in the healthcare and patient communities, intellectual property positions and litigation, competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates, unanticipated manufacturing disruptions or the inability to meet demand for products, charges for option expenses and other costs and other risk factors detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under Item 1A “Risk Factors” of this Form 10Q for period ended September 30, 2006 and other periodic filings with the Securities and Exchange Commission. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Intuitive®, da Vinci®, da Vinci®S™, TilePro™, Solo Surgery™, EndoWrist®, InSite®, AESOP®, HERMES®, ZEUS®, SOCRATES™ and Navigator™ are trademarks of Intuitive Surgical, Inc.

Overview

Products. We design, manufacture and market the da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery—the third generation. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, and a high performance vision system. The product line also includes proprietary “wristed” instruments and surgical accessories. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D visualization characteristic of open surgery, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to improve clinical outcomes while reducing the invasiveness of complex surgical procedures. The da Vinci Surgical System is sold into multiple surgical specialties, principally urology, gynecology, cardiothoracic, and general surgery.

Business Model. In our business model, we derive revenue from both the initial capital sales of da Vinci Surgical Systems as well as ongoing recurring revenue, comprised of instrument, accessory, service, and training revenue. We presently sell da Vinci Surgical Systems for approximately $1.0 million to $1.5 million depending on configuration. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service and customer training. We typically enter into service contracts at an annual rate of approximately $100,000 to $140,000 per year, depending upon the configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at a faster rate than capital revenue. Over the past four years, revenue generated from the sale of instruments, accessories, service and training increased from 22% of revenue in 2002 to 45% of revenue in 2005. Recurring revenue for the three months ended September 30, 2006 was $43.4 million, or 45% of total revenue. Recurring revenue for the nine months ended September 30, 2006 was $117.2 million, or 45% of total revenue. Over the long term, we expect recurring revenues to increase as a percentage of total revenue.

Business Events and Trends

Introduction. Intuitive Surgical experienced rapid growth during 2005 and through the third quarter of 2006. Our growth has been driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries. During the third quarter of 2006, we continued to experience sequential surgical procedure growth compared to the second quarter of 2006.

The following events highlighted our third quarter of 2006.

Financial Highlights.

•	Revenue grew 57% to $95.8 million from $60.9 million during the third quarter of 2005.

•	Recurring instrument, accessory, service, and training revenue grew 59% to $43.4 million from $27.3 million during the third quarter of 2005.

•	We sold 46 da Vinci Surgical Systems, including 4 systems that involved a trade-in, netting to 42 systems added to the installed base, compared to 30 systems sold during the third quarter of 2005.

•	We ended the quarter with an installed base of 509 da Vinci Surgical Systems, distributed as follows: 390 in North America, 86 in Europe, and 33 in the rest of the world.

•	Operating income grew 22% to $25.7 million, or 26.8% of revenue from $21.0 million, or 34.5% of revenue during the third quarter of 2005.

•	Cash, cash equivalents, and investments grew by $48.5 million from the second quarter of 2006, as we ended the third quarter of 2006 with $292.3 million in cash, cash equivalents, and investments.

New Products. We launched the da Vinci S Surgical System in January 2006. The da Vinci S Surgical System shares the same core technology as the standard da Vinci Surgical System and also features fast setup, rapid instrument exchange, multi-quadrant access and multi-image display capabilities. The da Vinci S Surgical System is an addition to the da Vinci product line and is offered at a price point about $0.2 million above the standard da Vinci Surgical System price. Market response to the da Vinci S Surgical System has proven to be positive, as 41 of the 46 total systems sold during the third quarter of 2006 were da Vinci S Surgical Systems. We continue to sell, service and support the standard da Vinci System. The Company will also continue to invest in product development in order to expand the utility and longevity of all da Vinci Systems, instruments and accessories.

Stock Option Compensation. During the first quarter of 2006, in accordance with SFAS 123(R), we began to record stock compensation expense to reflect the estimated value of stock options and stock purchase plan shares issued to our employees. For the three months ended September 30, 2006, stock compensation expense was $7.0 million, of which $1.1 million was charged to cost of revenue, $4.4 million to SG&A expense, and $1.5 million to R&D. For the nine months ended September 30, 2006, stock compensation expense was $18.5 million, of which $2.9 million was charged to cost of revenue, $11.7 million to SG&A expense, and $3.9 million to R&D. Stock option expenses are entirely non-cash in nature.

Income Tax Expense. During the first quarter of 2006, we moved to reporting income on a fully-taxed basis. We recorded income tax at an effective rate of 40.1% and 39.9%, respectively, for the three and nine months ended September 30, 2006, compared to a nominal effective rate of 7.7% and 7.8%, respectively, for the three and nine months ended September 30, 2005. Although we have moved to fully-taxed reporting, we anticipate that only a small portion of our 2006 reported tax expense will result in cash outlay, due to our anticipated utilization of net operating loss carry forwards and deductions for stock option exercises.

Regulatory Clearances. We have obtained all of the clearances required to market our products to all of our currently targeted specialties within the United States. The following is a chronological list of our FDA clearances to date:

•	July 2000 – General laparoscopic procedures

•	March 2001 – Non-cardiac thoracoscopic procedures

•	May 2001— Prostatectomy procedures

•	November 2002 – Cardiotomy procedures

•	July 2004 – Cardiac revascularization procedures

•	March 2005 – Urologic surgical procedures

•	April 2005 – Gynecologic surgical procedures

•	June 2005 – Pediatric surgical procedures

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations information (in thousands):

	Three months Ended				Nine months Ended
	September 30, 2006	% of total revenue	September 30, 2005	% of total revenue	September 30, 2006	% of total revenue	September 30, 2005	% of total revenue
Revenue:
Products	$81,433	85%	$51,667	85%	$221,312	85%	$130,501	84%
Services	14,399	15%	9,207	15%	38,803	15%	24,743	16%

Total revenue	95,832	100%	60,874	100%	260,115	100%	155,244	100%

Cost of revenue:
Products	26,663	28%	14,769	25%	68,454	27%	39,573	25%
Services	6,936	7%	3,988	6%	18,770	7%	10,664	7%

Total cost of revenue	33,599	35%	18,757	31%	87,224	34%	50,237	32%

Products gross profit	54,770	57%	36,898	60%	152,858	58%	90,928	59%
Services gross profit	7,463	8%	5,219	9%	20,033	8%	14,079	9%

Gross profit	62,233	65%	42,117	69%	172,891	66%	105,007	68%

Operating costs and expenses:
Selling, general, and administrative	28,578	30%	16,521	27%	79,652	30%	46,659	30%
Research and development	7,979	8%	4,587	7%	21,330	8%	13,087	9%

Total operating costs and expenses	36,557	38%	21,108	34%	100,982	38%	59,746	39%

Income from operations	25,676	27%	21,009	35%	71,909	28%	45,261	29%
Interest and other income, net	3,146	3%	1,430	2%	8,602	3%	3,107	2%

Income before taxes	28,822	30%	22,439	37%	80,511	31%	48,368	31%
Income tax expense	11,559	12%	1,719	3%	32,108	12%	3,760	2%

Net income	$17,263	18%	$20,720	34%	$48,403	19%	$44,608	29%

Overall revenue increased to $95.8 million for the three months ended September 30, 2006 from $60.9 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, revenue increased to $260.1 million from $155.2 million last year. Revenue growth in 2006 has been driven by increased adoption of robotic surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. da Vinci prostatectomy (dVP) has been our most successful procedure to date and on a percentage basis, da Vinci hysterectomy (dVH) has been our fastest growing procedure in 2006. An increasing body of clinical evidence has demonstrated that dVP may offer superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. Regarding dVH, favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using da Vinci Surgical Systems offers reduced pain, less blood loss, shorter hospital stays and quicker return to normal activities.

Revenue within the United States accounted for 84% and 82% of total revenue for both three months ended September 30, 2006 and 2005, respectively, and 83% and 84% during nine months ended September 30, 2006 and 2005, respectively. Domestic revenue accounted for the large majority of total revenue due primarily to the nature of the domestic healthcare market. We believe that at this stage, as we penetrate the early adopters of robotic surgery, revenue will continue to concentrate in the domestic market, as domestic hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. We would anticipate that, as adoption progresses and we reach standard of care for target procedures, international revenue becomes a larger percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit revenue for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue ($ Millions)
Systems	$52.4	$33.6	$142.9	$83.3
Instruments and accessories	29.0	18.1	78.4	47.2

Total product revenue	81.4	51.7	221.3	130.5
Services and training	14.4	9.2	38.8	24.7

Total revenue	$95.8	$60.9	$260.1	$155.2

Recurring revenue	$43.4	$27.3	$117.2	$71.9

% of total revenue	45%	45%	45%	46%
Domestic	$80.9	$49.9	$216.9	$130.9
International	14.9	11.0	43.2	24.3

Total revenue	$95.8	$60.9	$260.1	$155.2

da Vinci Surgical System unit sales	46	30	120	75

Product Revenue

Product revenue increased to $81.4 million for the three months ended September 30, 2006 from $51.7 million for the three months ended September 30, 2005. The $29.7 million, or 58%, increase was due to higher system, instrument, and accessory revenue.

System revenue increased to $52.4 million in the third quarter of 2006 from $33.6 million in the third quarter of 2005, primarily due to growth in the number of systems reflecting adoption of robotic surgery and increased average selling prices (ASPs) resulting from the successful launch of the higher priced da Vinci S Surgical System. We sold 46 da Vinci Surgical Systems, including 4 systems that involved a trade-in, netting to 42 systems added to the installed base, compared to 30 systems sold during the third quarter of 2005. The 46 systems sold during the third quarter of 2006 consisted of 41 da Vinci S Surgical Systems and 5 standard da Vinci Surgical systems. In addition, we sold 3 fourth arm upgrades and 5 Aesop systems. The average revenue recognized per da Vinci system sold increased to $1.12 million in the third quarter of 2006, compared with $1.09 million during the third quarter of 2005.

Instrument and accessory revenue increased to $29.0 million for the three months ended September 30, 2006, compared to $18.1 million for the three months ended September 30, 2005. The increase resulted from the larger number of installed systems in 2006 and increased utilization per system.

Product revenue increased to $221.3 million for the nine months ended September 30, 2006 from $130.5 million for the nine months ended September 30, 2005. The $90.8 million, or 70%, increase was due to higher system, instrument, and accessory revenue.

System revenue increased to $142.9 million in the first nine months of 2006 from $83.3 million in the first nine months of 2005, primarily due to growth in the number of systems reflecting adoption of robotic surgery and increased ASPs resulting from the successful launch of the higher priced da Vinci S Surgical System. 120 total systems were sold during the first nine months of 2006 compared to 75 during the first nine months of 2005. The 120 systems sold during the first nine months of 2006 consisted of 101 da Vinci S Surgical Systems, which included the trade-in of 4 standard da Vinci Surgical systems, and 19 standard da Vinci systems. In addition, we sold 11 fourth arm upgrades, and 11 Aesop systems. The average revenue recognized per da Vinci system sold increased to $1.16 million in the first nine months of 2006, compared with $1.07 million during the first nine months of 2005.

Instrument and accessory revenue increased to $78.4 million for the nine months ended September 30, 2006, compared to $47.2 million for the nine months ended September 30, 2005. The increase resulted from a larger number of installed systems in 2006 and increased utilization per system.

Service Revenue

Service revenue, comprised primarily of system service contract revenue, increased to $14.4 million for the three months ended September 30, 2006 from $9.2 million for the three months ended September 30, 2005. We typically enter into service contracts with our customers at the time system sales are closed. There were approximately 467 systems under service contract entering the third quarter of 2006, which generated an average of $30,200 per system for the quarter, compared to 324 systems entering the third quarter of 2005, which generated an average of $28,000 per system. The increase in service revenue per system was driven by a higher percentage of 4-arm da Vinci Systems and da Vinci S Surgical Systems in the 2006 installed base, which typically carry a higher contractual service rate than three-arm systems.

Service revenue increased to $38.8 million for the nine months ended September 30, 2006 from $24.7 million for the nine months ended September 30, 2005. Higher system service revenue for the first nine months of 2006 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. The increase in service revenue per system was driven by a higher percentage of 4-arm da Vinci Systems and da Vinci S Surgical Systems in the 2006 installed base, which typically carry a higher contractual service rate than three-arm systems.

Gross Profit

Product gross profit for the quarter ended September 30, 2006 was $54.8 million, or 67.3% of product revenue, compared to $36.9 million, or 71.4% of product revenue, for the quarter ended September 30, 2005. The higher gross profit for the three months ended September 30, 2006 was driven by higher 2006 product revenue, as described above. The lower product profit percentage was primarily due to $0.7 million impact of stock option expense, $0.7 million of obsolete instrument inventory charges to cost of sales and lower margins earned on sales involving trade-ins.

Product gross profit for the nine months ended September 30, 2006 was $152.9 million, or 69.1% of product revenue, compared to $90.9 million, or 69.7% of product revenue, for the nine months ended September 30, 2005. The higher gross profit for the nine months ended September 30, 2006 was driven by higher 2006 product revenue, as described above. The lower product profit percentage was primarily due to $1.8 million impact of stock option expenses that was not included in the first nine months of 2005 results.

Service gross profit for the quarter ended September 30, 2006 was $7.5 million, or 51.8% of service revenue, compared to $5.2 million, or 56.7% of service revenue, for the quarter ended September 30, 2005. Higher third quarter of 2006 service gross profit was driven by increasing service revenue, as described above. The decline in service gross margin percentage was primarily due to costs incurred to support the da Vinci S Surgical System product line and the $0.4 million impact of stock option expenses included in the third quarter of 2006 results.

Service gross profit for the nine months ended September 30, 2006 was $20.0 million, or 51.6% of service revenue, compared to $14.1 million, or 56.9% of service revenue, for the nine months ended September 30, 2005. Higher first nine months of 2006 service gross profit was driven by increasing service revenue, as described above. The decline in service gross margin percentage was primarily due to costs incurred to support the da Vinci S Surgical System product line and the $1.1 million impact of stock option expenses included in the first nine months of 2006 results.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $28.6 million, up 73.0%

from $16.5 million for the three months ended September 30, 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $79.7 million, up 70.7% from $46.7 million for the nine months ended September 30, 2005. The year-over-year increase was primarily due to 2006 stock compensation expense charged to sales, general and administrative expenses of $4.4 million and $11.7 million, respectively, for the three and nine months ended September 30, 2006, sales organization growth, and higher commissions relating to higher revenue. We also added headcount to other support functions across the organization. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Research and Development Expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products. Research and development expenses also include expenditures for clinical trials and purchases of laboratory supplies.

Research and development expenses for the three months ended September 30, 2006 were $8.0 million, compared to $4.6 million for the three months ended September 30, 2005. Research and development expenses for the nine months ended September 30, 2006 were $21.3 million, compared to $13.1 million for the nine months ended September 30, 2005. The increase was due to the impact of stock compensation expense charged for the three and nine months of September 30, 2006 of $1.5 million and $3.9 million, respectively, growth in our research and development organization, higher prototype expenses, and other project costs.

We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, comprised mostly of interest income, was $3.1 million for the three months ended September 30, 2006, compared to $1.4 million for the three months ended September 30, 2005. Interest income was $3.0 million for the three months ended September 30, 2006 compared to $1.4 million for the three months ended September 30, 2005. The increase resulted primarily from higher interest income earned on higher third quarter of 2006 cash and investment balances and higher third quarter of 2006 interest rates.

Interest and other income, net, comprised mostly of interest income, was $8.6 million for the nine months ended September 30, 2006, compared to $3.1 million for the nine months ended September 30, 2005. Interest income was $7.6 million for the first nine months of 2006 compared to $3.7 million for the first nine months of 2005. The increase resulted primarily from higher interest income earned on higher 2006 cash and investment balances and higher 2006 interest rates.

Income Tax Expense

Income tax expense for the three months ended September 30, 2006 was $11.6 million, or 40.1% of pre-tax income, compared to $1.7 million, or 7.7% of pre-tax income for the three months ended September 30, 2005. Income tax expense for the nine months ended September 30, 2006 was $32.1 million, or 39.9% of pre-tax income, compared to $3.8 million, or 7.8% of pre-tax income for the nine months ended September 30, 2005. The effective tax rate for the first nine months of 2006 differs from the federal statutory rate primarily due to state income taxes. The effective tax rate for the first nine months of 2005 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards for which there was a full valuation allowance. Beginning fourth quarter of 2005, management concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods, and other factors, that it is more likely than not that we will realize sufficient earnings to utilize deferred tax assets. Accordingly, we reversed the valuation allowance on the net deferred tax assets in the fourth quarter of 2005. Although we have moved to fully-taxed income reporting, we anticipate that only a small portion of our 2006 reported tax expense will result in cash outlay, due to our anticipated utilization of net operating loss carry forwards and deductions for stock option exercises.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of January 1, 2008. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective as of January 1, 2007. We are currently evaluating the impact this statement will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of options and warrants. Principal uses of cash are operating expenses, capital expenditures, patent licensing and purchase of investments. Our ability to generate cash from operations is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. Cash flow information by category is provided in the unaudited condensed consolidated statements of cash flows.

Operating Activities

During the nine months ended September 30, 2006 and 2005, our operations provided $71.9 million and $44.1 million, respectively, of cash, primarily reflecting our business results and business growth. Cash provided by operating activities during the nine months ended September 30, 2006 was comprised of net income of $48.4 million and non-cash expenses of $40.4 million, offset by working capital used of $16.9 million. For comparison, cash provided by operating activities during the nine months ended September 30, 2005 was comprised of net income of $44.6 million and non-cash expenses of $7.9 million, partially offset by working capital used of $8.4 million. Higher 2006 non-cash expenses were driven by the change in our net deferred tax assets of $10.3 million, which was not applicable in 2005 due to a full valuation allowance at that time, and non-cash stock-based compensation of $18.5 million due to the adoption of FAS123(R). The increase in accounts receivable of $18.9 million during the nine months ended September 30, 2006 as compared to $8.3 million during the nine months ended September 30, 2005 is due to higher revenue in 2006. Our inventory balance at September 30, 2006 increased by $7.1 million from our balance at December 31, 2005, primarily as a function of higher 2006 sales and our more complex product line with the introduction of the da Vinci S Surgical System. The increase in deferred revenue of $8.6 million during the nine months ended September 30, 2006 compared to the $5.0 million increase during the nine months ended September 30, 2005 is due to increased installed base of four-arm and da Vinci S surgical systems, which typically carry higher contractual service rates than three-arm systems.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, accounts receivable collections, inventory management, and the timing of tax and other payments. For additional discussion, see the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and under Item 1A “Risk Factors” of this Form 10-Q for the period ended September 30, 2006.

Investing Activities

During the nine months ended September 30, 2006, we used $54.7 million for investing activities, primarily reflecting $14.2 million in capital expenditures and licensing of patents and net investments of interest bearing instruments of approximately $40.8 million. During the nine months ended September 30, 2005, we used $61.2 million for investing activities, primarily reflecting $55.5 million in investments of interest bearing instruments and capital expenditures of $5.9 million. Higher 2006 capital expenditures were driven by improvements made to our new 210,000 square foot Sunnyvale, California facility purchased in December 2005, implementation costs of our new ERP system, and the licensing of patents.

Financing Activities

Cash provided by financing activities was $30.7 million for the nine months ended September 30, 2006, compared to $20.1 million for the nine months ended September 30, 2005. Cash provided by financing activities for the nine months ended September 30, 2006 resulted primarily from net proceeds realized from stock option and warrant exercises and our employee stock purchase plan of $15.8 million along with related excess tax benefits of $14.8 million. Cash provided by financing activities for the nine months ended September 30, 2005 resulted primarily from net proceeds realized from stock option and warrant exercises and our employee stock purchase plan.

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

CRITICAL ACCOUNTING ESTIMATES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional quantitative and qualitative disclosures about market risk affecting our Company, see Item 7a of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the market risk affecting us since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. At September 30, 2006, our cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. Our investments consisted of municipal bonds, corporate bonds, federal agency bonds, commercial paper and related securities. We did not hold any derivative financial instruments. Our interest income is sensitive to changes in the general level of interest rates and the changes can affect the interest earned on our investments.

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

Date: October 27, 2006

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