Form 10-K
period 2006-12-31
INTUITIVE SURGICAL INC
filed 2007-02-15
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(408) 523-2100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market (formerly the NASDAQ National Market), was approximately $4,143,293,945. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 31, 2007 was 37,137,389.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

INTUITIVE SURGICAL, INC.

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

COMPANY BACKGROUND

Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our corporate headquarters located at 1266 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitivesurgical.com . In this report, “Intuitive Surgical,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its subsidiaries. Intuitive®, da Vinci®, da Vinci®S™, TilePro™, Solo Surgery™, EndoWrist®, InSite®, AESOP®, HERMES®, ZEUS®, SOCRATES™ and Navigator™ are trademarks of Intuitive Surgical, Inc.

We design, manufacture and market the da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci surgery, is a revolutionary advancement similar in scope to previous generations of surgery — open surgery and minimally invasive surgery, or MIS. Our da Vinci Surgical Systems consist of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. By placing computer-enhanced technology between the surgeon and patient, we believe that our systems enable surgeons to perform advanced MIS in a manner never before experienced. The da Vinci Surgical System controls Intuitive Surgical endoscopic instruments, including rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, electrocautery, ultrasonic cutters, and accessories during a wide range of surgical procedures. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System provides the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D vision characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of MIS.

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

As of December 31, 2006, we had sold 571 of our da Vinci Surgical Systems, and surgeons using our technology had successfully completed more than one hundred thousand surgical procedures of various types in major hospitals throughout North America, South America, Europe, the Middle East and Asia.

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

The da Vinci Surgical System enables surgeons to overcome many of the shortcomings of both open surgery and MIS. Surgeons operate while seated comfortably at a console viewing a high resolution, 3-D image of the surgical field. This immersive visualization connects the surgeon to the surgical field and the instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, just as he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we have focused on making our technology as simple as possible to use. In our experience, based on thousands of procedures, surgeons can learn to manipulate our instruments with only a limited amount of training as compared to the training required for a surgeon to become skilled in MIS and can learn to perform da Vinci surgery with less training than is required for MIS.

Our products are designed to make a broad range of open surgical and MIS procedures suitable for da Vinci surgery. The da Vinci Surgical System is designed to enable surgeons to improve surgical outcomes while providing patients with the benefits of MIS. We believe that these advantages will facilitate a fundamental change in surgery.

We operate our business as one segment as defined by generally accepted accounting principles. Our financial results for the previous three fiscal years are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Next Generation Surgery—da Vinci Surgery

The da Vinci Surgical System is designed to provide the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D vision characteristic of open surgery while simultaneously allowing the surgeon to work through the small ports of MIS. All this is accomplished in an intuitive manner, in the same way that the movements of a surgeon’s hands in open surgery are entirely intuitive.

The da Vinci S Surgical System, which was introduced in January 2006, shares the same core technology as the standard da Vinci Surgical System. In addition, the da Vinci S Surgical System features a motorized patient cart for easy setup and docking. A single fiber optic cable connects the patient cart to the surgeon’s console. Instrument attachment and exchange is now faster with a quick-click cannula and a single-use sterile adapter. The robotic arms have greater range of motion and the EndoWrist instruments are two inches longer, which together facilitate multiquadrant access. The patient-side cart also features an integrated touch screen monitor for the physician’s assistant. The da Vinci S Surgical System also has a feature called TilePro, which is designed to allow surgeons to import and view a variety of video images without leaving the surgeon’s console.

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

•

More Precise Movements and Reduced Tremor. With our technology, the surgeon can also use “motion scaling”, a feature that translates, for example, a three-millimeter hand movement outside the patient’s body into a one-millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow greater precision than is normally achievable in either open surgery or MIS. In addition, our technology is designed to filter out the tremor inherent in a surgeon’s hands.

•

Immersive 3-D Visualization. Our vision system, which we call the InSite vision system, is designed to give surgeons the perception that their hands are immersed in the surgical field even though they are outside the patient’s body. As a result, we believe that surgeons no longer feel disconnected from the surgical field and the instruments, as they currently do with MIS. In addition, we believe that the InSite system provides a brighter and sharper image than any other 3-D endoscope vision system currently available. The InSite system also incorporates our proprietary Navigator camera control technology that allows the surgeon to easily change, move, zoom and rotate his or her field of vision. The combination of these features offers what we believe is the most advanced surgical vision system available today.

•

Immersive High-Definition 3-D Visualization. In the first quarter of 2007, we launched the high definition, 3-D (3-D HD) vision system. The 3-D HD vision system provides 20% more viewing area and enhances visualization of tissue planes and critical anatomy. The digital zoom feature in the 3-D HD vision system allows surgeons to magnify the surgical field of view without adjusting endoscope position and reduces interference between the endoscope and instruments. We believe the new 3-D HD vision system will enable improved surgical outcomes. The 3-D HD vision will be available as an option on new da Vinci S Surgical Systems and as an upgrade option to our existing customers who own a da Vinci S Surgical System.

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

•

Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform a wide range of surgical procedures. To date, we believe surgeons have used the da Vinci Surgical System to perform nearly 100 different types of surgical procedures.

We believe that these advantages provide the patient with benefits of reduced trauma while restoring to the surgeon the range of motion and fine tissue control consistent with open surgery, along with further enhancements such as tremor reduction, motion scaling and superior visualization.

We believe that our technology has the potential to change surgical procedures in two basic ways:

•

Convert a large percentage open procedures to da Vinci Surgery. We believe that our technology has the potential to convert a large percentage of open procedures which are traditionally performed through large incisions to da Vinci surgery.

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

Our da Vinci Surgical System is comprised of the following components:

•

Surgeon’s Console. The da Vinci Surgical System allows the surgeon to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon’s fingers grasp the instrument controls below the display with hands naturally positioned relative to his or her eyes. Using hardware, software, algorithms, mechanics and optics, our technology is designed to seamlessly translate the surgeon’s hand movements into precise and corresponding real-time micro movements of the EndoWrist instruments positioned inside the patient.

•

Patient-Side Cart. The patient-side cart, which can be easily moved next to the operating table, holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be easily positioned as appropriate, and then locked into place. The first two arms, one representing the left hand and one representing the right hand of the surgeon, hold our EndoWrist instruments. The third arm positions the endoscope, allowing the surgeon to easily move, zoom and rotate his or her field of vision. The fourth arm option provides additional surgical capabilities by holding an additional EndoWrist instrument as well as potentially reducing the need for an assistant surgeon. The surgeon has a choice of simultaneously controlling any two of the operating arms by tapping a foot pedal underneath the surgeon’s console. The fourth arm is available as an option on standard da Vinci Surgical Systems and can be added as an upgrade to existing three-arm da Vinci Surgical Systems.

•

3-D Vision System. Our vision system includes our InSite three dimensional, or 3-D, endoscope with two separate vision channels linked to two separate color monitors. Our vision system also incorporates our InSite image processing equipment comprised of high performance video cameras and specialized edge enhancement and noise reduction equipment. The resulting 3-D image has high resolution and contrast and no flicker or cross fading, which sometimes occurs in single monitor systems, and minimizes eye fatigue. Our vision system allows the surgeon to move his or her head in the viewer without affecting image quality. Beginning in January 2007, we also offer our 3-D HD vision system.

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

The EndoWrist instruments are multiple-use because they are sterilizable and reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the system and instruments work together. When an EndoWrist instrument is attached to an arm of the patient-side cart, the chip performs an “electronic handshake” that ensures the instrument was manufactured by Intuitive and recognizes the type and function of the instrument and number of past uses. For example, the chip distinguishes between scissors and a scalpel and controls the unique functions of different instruments as appropriate. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures so that its performance meets specifications during each procedure.

We also sell various accessory products, which are used in conjunction with the da Vinci Surgical System as surgical procedures are performed. Accessory products include sterile drapes used to protect the sterile field during surgery, vision products such as replacement 3-D stereo endoscopes, camera heads, and light guides, and other miscellaneous items.

Other Products

Other products include the AESOP Endoscope Positioner, a surgical robot capable of positioning an endoscope in response to a surgeon’s commands, the ZEUS Surgical System, a robotic platform designed to improve a surgeon’s ability to perform complex surgical procedures, the HERMES Control Center, a voice activated operating room control system designed to enable a surgeon to directly control multiple operating room devices through simple verbal commands, and the SOCRATES Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor and collaborate with another surgeon during an operation. We are no longer promoting the ZEUS and SOCRATES products; however, we continue to support systems that are installed at customer sites. We have discontinued pursuing any further regulatory approvals for these two products.

Customer Services and Support and Training Programs

Our goal is to provide exceptional value to our customers. We create value by understanding customer needs and building efficiency into everything we do. We have a network of field service engineers across the United

States and Europe and maintain relationships with various distributors around the globe. This infrastructure of service and support specialists offer a full complement of services, including 24/7 support, installation, repair and maintenance for our customers.

We generate service revenue by providing these services to our customers through comprehensive service contracts and select time and material programs.

We warranty our AESOP, da Vinci and da Vinci S Surgical Systems generally for twelve months after customer acceptance. Our post-warranty support plans offer short or long-term coverage. Our main logistics operation is based in Sunnyvale, California, and we also have a comprehensive spare parts center located in Amsterdam, The Netherlands.

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

Our Strategy

Our goal is to establish da Vinci surgery as the standard approach for complex surgical procedures, displacing both open surgical technique and standard MIS within this segment. We intend to accomplish this objective both by pioneering new types of endoscopic surgery and by making existing MIS procedures easier, safer and more cost-effective than the alternative methods. Our strategy is to broaden the number of procedures performed using the da Vinci Surgical System and to educate surgeons, hospitals and patients as to the benefits of da Vinci surgery. Key elements of our strategy include the following:

•

Focus on Key Procedures. Our procedure marketing efforts are primarily focused within four surgical specialties: urologic surgery, gynecologic surgery, cardiothoracic surgery, and general surgery. In 2006, the mix of procedures performed with the da Vinci Surgical System among these four surgical specialties was largest within urology, followed by gynecologic, cardiothoracic, and general surgery. The da Vinci Surgical System is used to perform, among other procedures, da Vinci Prostatectomy, da Vinci Hysterectomy, da Vinci Mitral Valve Repair, Multi-Vessel Small-Thoracotomy Bypass, and da Vinci Gastric Bypass. The development of key procedures, which often are in parallel with our FDA clearances, has been a catalyst for the growth of our company.

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

•

Develop Industry Alliances. We intend to continue to establish strategic alliances with leading medical device companies. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, and procedure development and marketing activities. We have formed alliances with, among other companies, Ethicon Endo-Surgery, Inc., Gyrus ACMI, Olympus Corporation and Medtronic, Inc.

•

Increasing Patient Awareness. Patients and family members of patients are researching their healthcare decisions more than ever before. The World Wide Web has become a tremendous resource for patients who face multiple choices concerning their surgical treatment options. We intend to expand our use of the World Wide Web as a way to disseminate information on the da Vinci System and da Vinci related surgical procedure options to patients and healthcare providers.

Clinical Applications

We believe our technology is capable of enhancing or enabling a wide variety of procedures in many surgical specialties. Surgeons using our da Vinci Surgical System have performed more than one-hundred thousand surgical procedures of various types, including urologic, gynecologic, cardiothoracic, and general surgery. These surgical applications, which are currently cleared by the FDA, are further described below.

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

Conventional thoracoscopic tools have all the limitations of conventional laparoscopic tools, such as “backward” counter-intuitive movement and limited range of motion. We believe that the capability of our technology to operate dexterously in the small and restrictive space of the chest cavity offers significant clinical value in the performance of advanced thoracoscopic procedures.

Coronary Artery Bypass. The traditional approach to coronary artery bypass grafting, or CABG, involves splitting the breastbone via a median sternotomy incision, placing the patient on cardio pulmonary bypass, or CPB, and “bypassing” diseased segments of arteries in the heart with conduit arteries and veins. Over time, successful results from this operation have been widely reported. However, there are known morbidities from this approach that MIS techniques for coronary artery bypass surgery seek to overcome. With assistance from the da Vinci Surgical System, patients can undergo multi-vessel full surgical revascularization, while avoiding CPB and the median sternotomy incision, thus reducing the morbidities associated with these procedures. In Single-Vessel or Multi-Vessel Small Thoracotomy bypass, or SVST/ MVST procedures, surgeons use the da Vinci Surgical System to precisely mobilize one or both internal mammary arteries for use in the bypass operation. This is accomplished through three small port incisions in the left chest and once completed, the middle port incision is extended into a four- to six- centimeter incision, enabling the surgeon to complete the anastomoses directly through the incision. In addition to reducing known morbidities from standard open-chest coronary artery bypass surgery, revascularization with the da Vinci Surgical System sets a new standard in minimally invasive coronary artery bypass surgery by placing the patient on an accelerated path to recovery.

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

Additional Clinical Applications

We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System. Surgeons using the da Vinci Surgical System have performed nearly 100 different types of surgery in the North America, South America, Europe, the Middle East, and Asia.

Sales and Customer Support

We market our products through a direct sales force in the United States and parts of Europe. We also market our products outside the United States through distributors. Our direct sales force is comprised of sales managers, clinical sales representatives, training specialists, and technical sales representatives. Sales activities include educating surgeons and hospital staff across multiple surgical specialties on the advantages of da Vinci surgery and the clinical applications that our technology enables. We also train our sales force to educate hospital management on the potential benefits of adopting our technology, including the potential for increased local market share that may result from offering da Vinci surgery. Once a hospital has installed a da Vinci Surgical System, our clinical sales representatives help drive the utilization of the system, and our technical service representatives provide service and maintenance for the system.

As of December 31, 2006, we had 205 employees in our field sales and support organizations, up from 143 employees in these organizations as of December 31, 2005. We expect to continue growing these organizations as we expand our business.

Our da Vinci Surgical System typically has a lengthy sales cycle. It is viewed as a major capital item by our customers, which often requires approval by their senior level managers and/or boards of directors.

Technology

We lead the development and commercialization of robotic technology designed to extend the benefits of MIS to the broadest possible base of surgical patients. Our products can provide surgeons with the clinical and technical capabilities of traditional open surgery while enabling them to operate through tiny incisions.

The da Vinci Surgical System enables physicians to perform surgery in a manner never before experienced. The da Vinci Surgical System seamlessly translates the surgeon’s hand movements at the console instrument controls into corresponding micro-movements of instruments positioned inside the patient. The da Vinci Surgical System can provide the surgeon with improved visualization, dexterity, and precision compared with MIS surgery, while enabling operation through 1-2 centimeter incisions. The features of the da Vinci Surgical System are further described below.

Superior Visualization

•	True-to-life 3-D or 3-D HD vision

•	Bright, crisp image

•	Immersive view of the surgical field

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

Enhanced Dexterity, Precision and Control

•	Fingertip control of EndoWrist Instruments

•	Three or four robotic arms provide enhanced surgeon control

•	Seven degrees of freedom—90 degrees of articulation

•	Motion scaling and tremor reduction

The da Vinci Surgical System’s tremor reduction, motion control and proprietary EndoWrist instrumentation enhance ambidexterity for greater surgical precision and surgeon control. Enhanced control and intuitive motion enables more widespread use of advanced techniques, as well as a reduced learning curve when compared to the traditional MIS techniques. Added instrument range-of-motion enhances access and safety while operating in the confined space of the closed chest, abdomen or pelvis. This enables surgeons to more easily perform complex surgical maneuvers through small ports, eliminating the need for large, traumatic incisions.

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

Image Processing

Our vision system includes a 3-D endoscope with two independent vision channels linked to two separate color monitors. The system also incorporates image-processing equipment comprised of high-performance video cameras, specialized edge enhancement and noise reduction equipment. The resulting 3-D image is bright, crisp and clear, with no flicker or cross-fading as with single monitor systems. Beginning in January 2007, we also offer our 3-D HD vision system.

Visual Continuity

Camera control, provided through the hand controls and foot pedals, provides near-seamless transition between views. Surgeons can reposition the surgical camera in an instant with foot controls or zoom in, out, up, down, left and right by moving their hands in the desired direction. Repositioning of the surgeon’s head at the console does not affect image quality as with other 3-D display systems.

Fourth Arm

The da Vinci Surgical System’s patient-side cart holds up to four electromechanical arms which hold the 3-D endoscope and manipulate the instruments inside the patient. The instruments and camera attach easily to the arms, and are repositioned by either the console surgeon or patient-side assistant. The addition of a 4th arm may allow for Solo Surgery in some surgical procedures.

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

Intellectual Property

We believe that achieving and maintaining a competitive advantage is crucial in the medical device industry. To that end, we strive to develop, maintain, protect, and acquire proprietary technologies. Since our inception in late 1995, we have encountered and solved a number of technical hurdles. We have patented and continue to pursue patent and other intellectual property protection for the technology that we have developed to overcome these hurdles. In addition to developing our own patent portfolio, we have spent significant resources to acquire exclusive license rights to necessary and desirable patents and other intellectual property from SRI International and IBM, which were early leaders in applying robotics to surgery. One of the strengths of our portfolio is that the licensed SRI International and IBM patents have original filing dates as early as January 1992 and June 1991, respectively. We have also exclusively licensed a patent application from MIT concerning robotic surgery and an extensive minimally invasive heart surgery patent portfolio from Heartport, Inc. in the field of robotic surgery. The Heartport patents cover many different forms of minimally invasive robotic surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement and beating heart stabilization. In June 2001, we entered into a non-exclusive patent license with Olympus Optical Co., Ltd. of Japan for several robotic surgery patents. As a result of our acquisition of Computer Motion, we now have the benefit of patent licenses previously held by Computer Motion. In January 2004, we licensed both exclusively and non-exclusively four patents from Brookhill-Wilk, LLC. In September 2005, we entered into a cross-license agreement with Hansen Medical, Inc. to co-exclusively license a number of robotic surgery related patents and applications in the fields of endoscopic, laparascopic, thoracoscopic, or open diagnostic surgeries. In December 2005, we purchased three patents related to image-guided surgeries from IBM. In January 2006, we licensed on a non-exclusive basis a number of suction stabilizer related patents and applications that Medtronic’s Cardiac Surgery Division owns (and has the right to grant a license) to make and sell suction stabilizers that are mechanically coupled to and manipulated by robotic devices. Finally, in May 2006, we licensed on a non-exclusive basis a number of master input mechanism and control patents from Sensable Technologies. We have licensed a number of instrument related patents from a number of instrument manufacturers.

As of December 31, 2006, we held exclusive field-of-use as well as non-exclusive licenses for over 180 US patents and over 50 foreign patents, and owned outright 138 US patents and 53 foreign patents. We also own or have licensed numerous pending United States and foreign patent applications. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon’s console, electromechanical arms, vision system, endoscope positioning system and EndoWrist instruments. We intend to continue to file additional patent applications both in the United States and in foreign jurisdictions to seek protection for our technology.

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

Research and Development

We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform new and better surgical procedures with less difficulty. Our research and development team includes experienced personnel in robotic technology. Our design engineers span a number of disciplines, including software engineering, systems analysis and electrical and mechanical engineering. In addition, we have engineers who specialize in vision technology. Finally, we have a manufacturing engineering group that continues to improve the manufacturability and quality of our products. We incurred $29.8 million, $17.4 million and $17.8 million of research and development expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Manufacturing

The manufacturing of our products is a complex operation involving a number of separate processes and components. We purchase both custom and off-the-shelf components from a large number of certified suppliers and subject them to stringent quality specifications. We periodically conduct quality audits of suppliers and have established a supplier certification program. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of finished goods. While alternative suppliers exist and could be identified for sole-sourced components, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation.

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

In addition, a limited number of companies are using or planning to use robots and computers in surgery, including Armstrong Healthcare Ltd., Hitachi Ltd., Integrated Surgical Systems, Inc., MicroDexterity Systems, Inc., Richard Wolf Medical Instruments Corporation, Ross-Hime Designs, Inc., Sinters SA, Terumo Medical Corporation, and Toshiba, Inc. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products.

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

In July 1997, we received 510(k) clearance from the FDA for the use of the da Vinci Surgical System with rigid endoscopes, blunt dissectors, retractors and stabilizer instruments, and in July 2000 we received 510(k) clearance to perform surgical tasks in general laparoscopic surgery.

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

We have modified the labeling, advertising, and user training for the da Vinci Surgical System to call out specific procedures that we believe are within the scope of our existing 510(k) clearances. We cannot assure that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System in ways that we believe do not require new 510(k) clearance. We cannot assure that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes.

In January 2007, FDA concluded an inspection of our Sunnyvale manufacturing facility and issued a list of observations (Form 483) setting forth five observed deficiencies under the QSR relating to nonconforming product, corrective and preventive actions, complaint handling and supplier management. The Form 483 also set forth two observed deficiencies – one relating to the failure to report field corrections or recalls to the FDA that the FDA believed should have been reported under the Reports of Corrections and Removals regulation and another for failure to file Medical Device Report (MDR) within 30 days. In February 2007, we responsed to each observation with proposed corrective actions. We believe that our proposed corrective actions are appropriate to address the observed deficiencies. However, we cannot assure that, upon re-inspection, the FDA will find that our promised corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

California Regulation

The State of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection. Our facilities and manufacturing processes were inspected in February 1998. We passed the inspection and received our device-manufacturing license from the Food and Drug Branch, or FDB, of the California Department of Health Service in March 1998. In March 2002, our facilities and manufacturing processes in our Sunnyvale facility were re-inspected by the FDB and, after correction of two observed QSR deficiencies, we have received an updated device-manufacturing license for our Sunnyvale facility.

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

Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark for compliance with the Medical Device Directive (93/42/EEC). In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system for compliance with international and European requirements. We have received permission from DGM, our Notified Body and agent of the Danish Government, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. To date we have met these requirements and our certificate is valid until December 2010.

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

Third Party Reimbursement

In the United States and international markets where we sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedures are considered non-experimental and non-cosmetic. In the United States, reimbursement for medical procedures under the Medicare and Medicaid programs is administered by Centers for Medicare & Medicaid Services. Generally, procedure codes are assigned by the American Medical Association using the copyrighted Current Procedural Terminology Editorial Panel, which are in turn incorporated in the Medicare and Medicaid programs coding system. Applications for new procedure codes may be submitted to the American Medical Association.

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

Domestic institutions typically bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because our da Vinci Surgical System has been cleared for commercial distribution in the United States by the FDA, Medicare reimbursement is available for use of the device in cleared procedures and procedures conducted under an approved investigational device exemption application. We believe that the additional procedures we intend to target are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may have to apply to the American Medical Association for a unique Current Procedural Terminology code covering robotic-assisted surgery. If an application for a unique code is required, reimbursement for any use of our products may be unavailable until an appropriate code is granted. The application process, from filing until adoption of a new code, can take two or more years.

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

Employees

As of December 31, 2006, we had 563 employees, 76 of whom were engaged directly in research and development, 116 in manufacturing and service and 371 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Website Access to Reports

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings”, on the Company—Investor Relations portion of our website.

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

da Vinci surgery is a new technology that will compete with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options may take the form of traditional MIS, open surgery, interventional approaches, or pharmacological regimens. Some of these procedures are widely accepted in the medical community and in many cases have a long history of use. Technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies.

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

NEW PRODUCT INTRODUCTIONS MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS.

We introduce new products with enhanced features and extended capabilities from time to time. Our products are subject to various regulatory processes, and we must obtain and maintain regulatory approvals in order to sell our new products. If a potential purchaser believes that we plan to introduce a new product in the near future or if a potential purchaser is located in a country where a new product that we have introduced has not yet received regulatory approval, planned purchases may be deferred or delayed. As a result, new product introductions may adversely impact our financial results.

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

Our business currently depends in part on our activities in Europe and other foreign markets. Revenue to markets outside of the United States accounted for approximately 17%, 17%, and 21% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

Our products incorporate mechanical parts, electrical components, optical components and computer software, any of which can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to such defects. In the past, we have voluntarily recalled certain products as a result of performance problems. We cannot assure that our products will not experience errors or performance problems in the future. If we experience flaws or performance problems, any of the following could occur:

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

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, THE LOSS OF WHICH COULD HARM OUR REVENUES IN THE TERRITORY SERVICED BY THESE DISTRIBUTORS

We have strategic relationships with a number of key distributors for sales and service of our products, principally in foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected.

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

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) is a new standard and the application thereof is subject to interpretation. Our application of SFAS 123(R) may not be consistent with other companies or industry practice, and we may modify our application of SFAS 123(R) in the future, which could further affect our reported results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for us as of January 1, 2007 and its adoption may have significant impact to our results of operations. We are currently evaluating the impact this statement will have on our consolidated financial statements.

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

We have modified the labeling; advertising and user training for the da Vinci Surgical System to call out specific procedures that we believe are within the scope of our existing 510(k) clearances. We cannot assure that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since clearance in ways that we believe do not require new 510(k) clearance. We cannot assure that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes. Computer Motion also modified the hardware and software in its products subsequent to 510(k) clearance without seeking new clearance. We cannot assure that the FDA would agree with the determinations not to seek new 510(k) clearance for any of these changes. The FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products or Computer Motion’s products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.

In January 2007, FDA concluded an inspection of our Sunnyvale manufacturing facility and issued a list of observations (Form 483) setting forth five observed deficiencies under the QSR relating to nonconforming product, corrective and preventive actions, complaint handling and supplier management. The Form 483 also set forth two observed deficiencies – one relating to the failure to report field corrections or recalls to the FDA that the FDA believed should have been reported under the Reports of Corrections and Removals regulation and another for failure to file MDR within 30 days. In February 2007, we responded to each observation with proposed corrective actions. We believe that our proposed corrective actions are appropriate to address the observed deficiencies. However, we cannot assure that, upon re-inspection, the FDA will find that our promised corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

In June 2003, we acquired Computer Motion and have integrated its FDA compliance quality system into our own. As a result of the integration and review, we identified that Computer Motion has had deficiencies in complaint handling, MDR reporting and Corrections and Removals reporting in the last several years that required submission of retroactive reports to the FDA. We reported 52 MDRs and we believe that our reporting decisions regarding these 52 complaints is conservative in part because many of the complaints likely would not have been reportable if more information had been available. Also, to our knowledge, none of the reported events resulted in a death or serious injury, prolonged hospitalization, or medical intervention to prevent death or serious injury. Computer Motion did respond to complaint trends, and it addressed the trends through corrective actions. Accordingly, the incidence of many of the types of events in the reports had been mitigated by June 2003. Our review also suggests that significant complaint trends identified by Computer Motion over the period of four years were addressed by corrective actions, which have proven to be effective over time. Computer Motion’s product modifications were completed without 510(k) clearance and we believe that they do not require new 510(k) clearance. We cannot assure that the FDA would agree with our determinations not to seek new 510(k) clearance for any of these changes.

We cannot assure that the FDA will not seek to impose enforcement actions on us for Computer Motion violations preceding our acquisition of Computer Motion, that the FDA will agree that since the acquisition we have corrected all regulatory problems, or that our review of Computer Motion’s complaint handling will not lead us to initiate recalls or field actions to remedy problems with Computer Motion products already in the field.

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

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the FDA’s Quality System Regulations, or QSR. We are also required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. We are currently in compliance with ISO standards. The FDA inspected our Mountain View in March 2000 and our Sunnyvale facilities in December 2002 and December 2006. The Good Manufacturing Practice issues raised by the FDA during the inspections either were satisfactorily resolved with the FDA, or we believe can be resolved by us to the FDA’s satisfaction, although we cannot assure that we will be able to do so. We continue to be subject to FDA inspections at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities.

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

In January 2007, the California Institute of Technology filed a patent infringement suit against our company in the United States District Court for the Eastern District of Texas. We believe the lawsuit is without merit and have filed an action in the United States District Court for the Northern District of California seeking a declaration that we do not infringe the Caltech patents. We intend to vigorously defend our company in this matter.

We cannot assure that a court or administrative body would agree with any arguments or defenses we may have concerning invalidity, unenforceability or noninfringement of any third-party patent. In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering surgical products that are similar or identical to ours. We cannot assure that any patents issuing from applications filed by a third party will not cover our products or will not have priority over our patent applications.

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with Brookhill-Wilk, LLC., Hansen Medical, Inc., Heartport, Inc., now part of Johnson & Johnson, IBM Corporation, Medtronic, Inc., MIT, Olympus Optical Co., Ltd., Sensable Technologies and SRI International. Any of these agreements may be terminated for breach. If any of these agreements is terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products.

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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.

The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	quarterly variations in operating results;

•	introduction or abandonment of new technologies or products;

•	changes in product pricing policies;

•	changes in earnings estimates by analysts or changes in accounting policies, including expensing stock options in accordance with SFAS123(R); and

•	economic changes and political uncertainties.

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

As of December 31, 2006, we owned approximately 315,000 square feet of floor space on 21 acres of land in Sunnyvale, California, where we house our headquarters, manufacturing, research and development, service, and support functions. In addition, we lease approximately 5,000 square feet of space for research and development in Milford, Connecticut, approximately 3,000 square feet of space for a sales office in St. Germain en Laye, France and approximately 5,100 square feet of space for our international headquarters in Aubonne, Switzerland.

In connection with our acquisition of Computer Motion in June 2003, we assumed leases for approximately 48,000 square feet in Goleta, California. These leases had varying terms, the longest of which extends to September 2007. As these leases have expired, we have not renewed them. As of December 31, 2006, approximately 19,000 square feet of this space remained under lease, of which 93% has been subleased through September 2007.

ITEM 3.	LEGAL PROCEEDINGS

In January 2007, the California Institute of Technology filed a patent infringement suit against our company in the United States District Court for the Eastern District of Texas. We believe the lawsuit is without merit and have filed an action in the United States District Court for the Northern District of California seeking a declaration that we do not infringe the Caltech patents. We intend to vigorously defend our company in this matter.

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and while the outcome of these matters cannot be predicted with certainty, we do not believe the outcome of any of these matters will have a material adverse impact on our financial position, results of operations or cash flows. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on The NASDAQ Global Select Market under the symbol “ISRG” since June 13, 2000. The following table sets forth the high and low closing prices of our common stock for each period indicated and are as reported by NASDAQ.

	2006		2005
Fiscal	High	Low	High	Low
First Quarter	$137.27	$88.00	$48.81	$36.09
Second Quarter	$128.82	$98.99	$52.05	$41.02
Third Quarter	$121.91	$91.95	$77.87	$46.73
Fourth Quarter	$112.16	$94.80	$123.19	$65.84

As of January 31, 2007, there were approximately 438 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2001 and December 31, 2006, with the cumulative total return of (i) the S&P Health Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100,000 on December 31, 2006 in our common stock, the S&P Health Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Intuitive Surgical, Inc.	100.00	61.42	85.19	199.50	584.60	478.07
NASDAQ Composite	100.00	68.47	102.72	111.54	113.07	123.84
S&P Healthcare Index	100.00	80.03	90.68	90.90	95.31	100.82

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	Year Ended December 31,
	2006		2005		2004	2003	2002
	(In thousands, except per share amounts)
Revenue	$372,682		$227,338		$138,803	$91,675	$72,022
Gross profit	$247,836		$153,569		$87,990	$44,029	$33,901
Net income (loss)	$72,044	(1)(2)	$94,134	(2)	$23,478	$(9,623)	$(18,421)
Net income (loss) per common share:
Basic	$1.96		$2.68		$0.70	$(0.41)	$(1.01)
Diluted	$1.89		$2.51		$0.67	$(0.41)	$(1.01)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	36,737		35,070		33,693	23,626	18,229
Diluted	38,093		37,488		34,976	23,626	18,229
Cash, cash equivalents and investments	$330,296		$202,739		$132,038	$112,949	$49,884
Total assets	$671,790		$501,587		$354,229	$314,994	$91,820
Notes payable, less current portion	$—		$—		$—	$695	$1,838
Long-term liabilities	$1,418		$1,009		$912	$1,701	$200

(1)	Net income for the year ended December 31, 2006 included stock-based compensation expense under SFAS 123(R) of $16.3 million, net of tax, related to employee stock options and employee stock purchases. Prior to fiscal 2006, there was no stock-based compensation expense related to employee stock options and employee stock purchase under Statement of Financial Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Net income for the year ended December 31, 2005 included a deferred tax benefit of $22.2 million related to the reversal of the valuation allowance. During 2006, we began reporting income taxes on a fully-taxed basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Products. We design, manufacture and market da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery—the third generation. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The product line also includes proprietary “wristed” instruments and surgical accessories. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D HD visualization, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to improve clinical outcomes while reducing the invasiveness of complex surgical procedures. The da Vinci Surgical System is sold into multiple surgical specialties, principally urology, gynecology, cardiothoracic, and general surgery.

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instrument, accessory, service, and training revenue. The da Vinci Surgical System sells for approximately $1.0 million to $1.7 million, depending on configuration, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service and customer training. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, generally at an annual rate of approximately $100,000 to $150,000 per year, depending on configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than capital revenue. Over the past five years, revenue generated from the sale of instruments and accessories, service and training increased from $15.7 million, or 22% of revenue, in fiscal 2002 to $29.9 million, or 33% of revenue, in fiscal 2003 to $60.0 million, or 43% of revenue, in fiscal 2004 to $102.7 million, or 45% of revenue, in fiscal 2005 to $166.8 million, or 45% of revenue, in fiscal 2006. We expect recurring revenue to become a larger percentage of total revenue in the future.

2006 Business Events and Trends

Introduction. We experienced rapid growth during the years ended December 31, 2006 and 2005 , which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

Financial Highlights.

•	Revenue grew 64% to $372.7 million during the year ended December 31, 2006 from $227.3 million during the year ended December 31, 2005.

•

Recurring instrument, accessory, service, and training revenue grew to $166.8 million during the year ended December 31, 2006, up 62% from $102.7 million during the year ended December 31, 2005. We sold 170 da Vinci Surgical Systems during the year ended December 31, 2006; an increase of 48% compared to 115 during the year ended December 31, 2005.

•	As of December 31, 2006, we had a da Vinci Surgical System installed base of 559 systems, 429 in North America, 92 in Europe, and 38 in the rest of the world.

•

Operating income increased by 56% to $107.4 million, or 29% of revenue, during the year ended December 31, 2006 from $68.8 million, or 30% of revenue during the year ended December 31, 2005. During the first quarter of 2006, in accordance with SFAS 123(R), we began to record stock compensation expense for the estimated value of employee stock options and stock purchases. Stock compensation expense for the year ended December 31, 2006 was $25.3 million. Stock compensation expenses are entirely non-cash in nature. No stock compensation expense was included in the 2005 consolidated results of operations.

•

Our business continues to demonstrate the ability to generate significant positive cash flow while supporting our rapid business growth. Cash, cash equivalents, and investments increased by $127.6 million from fiscal 2005, as we ended fiscal 2006 with $330.3 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy and the da Vinci Hysterectomy. In 2006, da Vinci Prostatectomy procedures, which represented more than half of all the da Vinci surgical procedures for the year, grew over 75% from 2005, and it is expected to grow at least 50% from 2006 to 2007. The da Vinci Hysterectomy procedure was our fastest growing procedure from a percentage growth standpoint in 2006, and it is expected to grow at least 150% from 2006 to 2007.

Regulatory Clearances.

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

New Products. In January 2006, we launched the da Vinci S Surgical System. The da Vinci S Surgical System shares the same core technology as the standard da Vinci Surgical System and also features fast setup, rapid instrument exchange, multi-quadrant access and multi-image display capabilities. The da Vinci S Surgical System is an addition to the da Vinci product line and is offered at a price approximately $0.2 million above the standard da Vinci Surgical System price. Market response to the da Vinci S Surgical System has proven to be positive, as 148 of the 170 total systems sold during 2006 were da Vinci S Surgical Systems. Many of our existing customers who invested in the standard da Vinci Surgical System identified the benefits of the robotic surgery and expanded their robotic programs with the da Vinci S Surgical System. We will continue to sell, service and support the standard da Vinci Surgical System. We will also continue to invest in product development in order to expand the utility and longevity of all da Vinci Surgical Systems, instruments and accessories.

In January 2007, we launched the high definition, 3-D (3-D HD) vision system. The 3-D HD vision system provides 20% more viewing area and enhances visualization of tissue planes and critical anatomy. The digital zoom feature in the 3-D HD vision system allows surgeons to magnify the surgical field of view without adjusting endoscope position and reduces interference between the endoscope and instruments. We believe the new 3-D HD vision system will enable improved surgical outcomes. The 3-D HD vision will be available as an option on new da Vinci S Surgical Systems and as an upgrade option to our existing customers who own a da Vinci S Surgical System.

We launched several new instruments during the year ended December 31, 2006, including the tenaculuum, atrial retractor, Endo PK Dissector, the Mega Needle driver, and the 5mm instrument set for the da Vinci S Surgical System.

The tenaculum is primarily targeted for gynecological use and is a device used to manipulate and control the uterus, during a hysterectomy, or to control a fibroid during a myomectomy. The atrial retractor is a cardiac tool designed to provide easier access during valve repair procedures.

We developed the Endo PK Dissector in cooperation with Gyrus ACMI, an industry leader in both tissue management technology and endoscopies. The Endo PK Dissector is a fully articulating coagulator and dissector, which is patterned after Gyrus’ successful Lyons Dissector. The Endo PK Dissector addresses several needs for da Vinci Surgical System users. As a dissector, it allows for highly precise dissection, delivers excellent coagulation performance as well as providing grasping capabilities. We expect this instrument to be used within urology, gynecology, and general surgery.

We designed the da Vinci Mega Needle driver specifically to handle larger needles, which are often required in gynecological surgery, such as the da Vinci Hysterectomy, as well as in general surgery. As we continue to expand our instrument offering, we will provide our customers more surgical options and clinical capability, which we anticipate will lead to increased system usage.

Facilities and Information Technology Infrastructure. We have made investments in facilities and information technology infrastructure to support current and future growth. In late December 2005, we invested approximately $20 million to acquire an additional 210,000 square-foot facility, located about one mile from our first Sunnyvale, CA site, where we continue to maintain operations. The acquisition of this new property tripled our square footage in Sunnyvale and provided us with the necessary capacity to maintain all of our corporate functions, including manufacturing, together in Sunnyvale, for several years to come. In 2006, we opened a new customer training facility and service support center at this location. We have invested in information technology infrastructure to upgrade our general ledger and manufacturing systems to a new SAP system. The implementation of this new system was completed in May 2006. Total capital expenditures for 2006 were $15.9 million.

Technology Acquisitions.

•

In January 2006, we licensed, on a non-exclusive basis, a number of suction cardiac stabilizer related patents and applications from Medtronic to make and sell suction stabilizers that are mechanically coupled to and manipulated by robotic devices.

•	In March 2006, we licensed, on a non-exclusive basis, patents to force reflecting haptic devices and associated software from Sensable Technology to use in the robotic surgical systems.

•

In June 2006, we licensed, on a non-exclusive basis, PK electrosurgical instruments and eletrosurgical generator related patent and application from Gyrus Group PLC to make and sell PK instruments and Gyrus electrosurgical generators with robotic systems in the field of surgeries.

International Reorganization. In January 2007, we announced plans to restructure our international operations. We plan to shut down our international headquarters located in France and re-establish our international headquarters in Switzerland. We believe this restructuring will streamline our international operations and optimize our tax structure for the long term. We do not anticipate realizing benefits from the lower tax rates until fiscal 2008 at the earliest. The current restructuring plan will result in costs for relocation of the European operations and certain employees, severance of certain employees, the set-up of new facilities and information technology infrastructure, and other costs associated with the transition. Based upon the plan, we expect to incur costs of approximately $2.0 million through the second quarter of fiscal 2007.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated statements of operations information (in thousands):

	Year Ended December 31,
	2006	% of total revenue	2005	% of total revenue	2004	% of total revenue
Revenue:
Products	$317,599	85%	$192,417	85%	$116,338	84%
Services	55,083	15%	34,921	15%	22,465	16%

Total revenue	372,682	100%	227,338	100%	138,803	100%
Cost of revenue:
Products	97,615	26%	58,357	26%	40,472	29%
Services	27,231	7%	15,412	6%	10,341	8%

Total cost of revenue	124,846	33%	73,769	32%	50,813	37%
Products gross profit	219,984	59%	134,060	59%	75,866	55%
Services gross profit	27,852	8%	19,509	9%	12,124	8%

Gross profit	247,836	67%	153,569	68%	87,990	63%

Operating costs and expenses:
Selling, general and administrative	110,703	30%	67,443	30%	48,994	35%
Research and development	29,778	8%	17,354	8%	17,812	13%

Total operating costs and expenses	140,481	38%	84,797	38%	66,806	48%

Income from operations	107,355	29%	68,772	30%	21,184	15%
Interest and other income, net	12,783	3%	5,035	2%	3,020	2%

Income before income taxes	120,138	32%	73,807	32%	24,204	17%
Income tax expense (benefit)	48,094	13%	(20,327)	-9%	726	0%

Net income	$72,044	19%	$94,134	41%	$23,478	17%

Total Revenue

Total revenue increased by 64% during the years ended December 31, 2006 and 2005. Revenue increased from $138.8 million during year ended December 31, 2004 to $227.3 million during the year ended December 31, 2005 to $372.7 million during the year ended December 31, 2006. Total revenue growth was driven by the continued adoption of da Vinci surgery. We believe that the adoption of robotic surgery will occur surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. Da Vinci Prostatectomy (dVP) has been our most successful procedure to date. An increasing body of clinical evidence has indicated dVP to offer superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency.

In 2006, da Vinci Hysterectomy (dVH) emerged as our fastest growing procedure on a percentage of growth basis. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays and a quicker return to normal daily activities.

Revenue within the United States accounted for 83% of total revenue during the years ended December 31, 2006 and 2005, and 79% during the year ended December 31, 2004. We believe domestic revenue accounts for the large majority of total revenue due largely to the competitive nature of the domestic healthcare market. We also believe that at this stage, as we penetrate the early adopters of robotic surgery, revenue will continue to concentrate in the U.S. market, as U.S. hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. We expect that as adoption progresses and as we reach standard of care for target procedures, international revenue will increase as a percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the past three years (in millions, except unit sales):

Revenue	2006	2005	2004
Instruments and accessories	$111.7	$67.8	$37.5
Systems	205.9	124.6	78.8

Total product revenue	317.6	192.4	116.3
Service and training	55.1	34.9	22.5

Total revenue	$372.7	$227.3	$138.8

Recurring revenue	$166.8	$102.7	$60.0
% of total revenue	45%	45%	43%
Domestic	$309.9	$188.8	$109.8
International	62.8	38.5	29.0

Total revenue	$372.7	$227.3	$138.8

da Vinci Surgical System unit sales	170	115	76

Product Revenue

Product revenue increased to $317.6 million for the year ended December 31, 2006 from $192.4 million for the year ended December 31, 2005. The $125.2 million (65%) increase reflects higher revenue of systems, instruments, and accessories. Product revenue increased to $192.4 million for the year ended December 31, 2005 from $116.3 million for the year ended December 31, 2004. The $76.1 million (65%) increase was due to higher revenue of systems, instruments, and accessories.

Instrument and accessory revenue increased to $111.7 million during the year ended December 31, 2006 from $67.8 million during the year ended December 31, 2005. The increase is driven by higher adoption rates of robotic surgery. For established accounts in 2006, we recognized an average of $1,500 to $2,000 in instrument and accessory revenue per surgical procedure performed with the da Vinci Surgical System. Total instrument and accessory revenue per procedure was between $2,000 and $2,500 reflecting the impact of initial instrument and accessory purchases for newly installed systems. Instrument and accessory pricing remains unchanged from 2005. Instrument and accessory revenue increased to $67.8 million during the year ended December 31, 2005 from $37.5 million during the year ended December 31, 2004. The increase was driven by higher adoption rates of robotic surgery.

System revenue increased to $205.9 million during the year ended December 31, 2006 from $124.6 million during the year ended December 31, 2005 due to growth in the number of systems sold reflecting adoption of robotic surgery and increased average selling prices (ASPs) resulting from the successful launch of the higher priced da Vinci S Surgical System. 170 systems were sold during the year ended December 31, 2006, including 4 systems that involved a trade-in, netting to 166 systems added to the installed base, compared to 115 systems during the year ended December 31, 2005. The 170 systems sold during 2006 consisted of 148 da Vinci S Surgical Systems and 22 standard da Vinci Surgical Systems. The average revenue recognized per da Vinci system sold increased to $1.18 million in 2006, compared to $1.05 million in 2005 primarily due to the higher price of da Vinci S Systems. System revenue increased to $124.6 million during year ended December 31, 2005 from $78.8 million during the year ended December 31, 2004, reflecting growth in system unit revenue of da Vinci Surgical Systems and da Vinci fourth arms. 115 systems were sold during the year ended December 31, 2005, compared to 76 during the year ended December 31, 2004. 106 fourth arms were sold during the year ended December 31, 2005 compared to 65 during the year ended December 31, 2004.

Service and Training Revenue

Service and training revenue, comprised primarily of system service and customer training, increased to $55.1 million for the year ended December 31, 2006 from $34.9 million for the year ended December 31, 2005. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewed at the end of the service period. Higher 2006 system service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were an average of 451 systems under service contract in 2006 generating an average of $118,000 per system per year, compared to an average of 315 systems under service contract in 2005 generating an average of $108,000 per system per year. The increase in service revenue per system was driven by a higher percentage of da Vinci and da Vinci S Surgical Systems in the 2006 installed base, which typically carry a higher contractual service rate than three-arm systems.

Service revenue comprised of system service and customer training, increased to $34.9 million for the year ended December 31, 2005 from $22.5 million for the year ended December 31, 2004. The increase in this area was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were an average of 315 systems under service contract in 2005 generating an average of $108,000 per system, compared to an average of 218 systems under service contract in 2004 generating an average of $99,000 per system. The increase in service revenue per system was driven by the higher percentage of fourth arm da Vinci Systems, which typically carry a higher contractual service rate than three-arm systems.

Gross Profit

Products gross profit for the year ended December 31, 2006 was $220.0 million, or 69% of product revenue, compared to $134.1 million, or 70% of product revenue, during the year ended December 31, 2005. The higher 2006 gross profit was driven by higher 2006 product revenue, as described above. Lower 2006 product profit margins were primarily due to $2.4 million impact of stock option expense that was not included in 2005 results.

Products gross profit for the year ended December 31, 2005 was $134.1 million, or 70% of product revenue, compared to $75.9 million, or 65% of product revenue, during the year ended December 31, 2004. The higher 2005 gross profit was driven by higher 2005 product revenue, as described above. Leveraging manufacturing overhead costs across higher product revenue, lower product material costs, and a higher da Vinci Surgical System average selling price drove the higher 2005 product gross margin. We realized an average of $910,000 of revenue per three-arm da Vinci Surgical System during the year ended December 31, 2005, compared to $867,000 during the year ended December 31, 2004.

Service gross profit for the year ended December 31, 2006 was $27.9 million, or 51% of service revenue, compared to $19.5 million, or 56% of service revenue during the year ended December 31, 2005. Higher 2006 gross profit was driven by increasing service revenue, as described above. The decline in service gross margin was primarily due to costs incurred to support the da Vinci S Surgical System product line and the $1.5 million impact of stock option expenses included in the 2006 results that was not included in 2005 results.

Service gross profit for the year ended December 31, 2005 was $19.5 million, or 56% of service revenue, compared to $12.1 million, or 54% of service revenue, during the year ended December 31, 2004. Increasing gross profit was driven by increasing service revenue, as described above. The increase in service gross margin was primarily from leveraging service and training cost pools across a larger base of da Vinci Surgical Systems generating service revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses during the year ended December 31, 2006 were $110.7 million, up 64% from $67.4 million during the year ended December 31, 2005. The year-over-year increase was primarily due to stock compensation expense charged to general and administrative expenses of $16.0 million during the year ended December 31, 2006, sales organization growth, and higher commissions relating to higher revenue. We also added headcount in various support functions across the organization. We expect selling, general and administrative expenses to continue to increase in the future to support our expanding business.

Selling, general and administrative expenses during the year ended December 31, 2005 were $67.4 million, up 38% from $49.0 million during the year ended December 31, 2004. The year-over-year increase was largely due to sales organization headcount growth to support higher 2005 revenue, higher incentive compensation associated with achieving higher 2005 revenues and profitability, and additional headcount in other support functions across the organization.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses during the year ended December 31, 2006 were $29.8 million, compared to $17.4 million during the year ended December 31, 2005. The increase was due to the impact of stock compensation expense charged to research and development of $5.4 million during the year ended December 31, 2006, growth in our research and development organization, higher prototype expenses, and other project costs. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Research and development expenses during the year ended December 31, 2005 were $17.4 million, compared to $17.8 million during the year ended December 31, 2004. Research and development expenses for fiscal 2004 included $1.1 million of charges associated with shutting down the former Computer Motion Goleta, California site. Excluding the impact of these non-recurring charges, higher 2005 research and development expenses resulted primarily from higher 2005 personnel costs associated with our expanding organization.

Interest and Other Income, Net

Interest and other income, net, comprised mostly of interest income, was $12.8 million, $5.0 million, and $3.0 million during the years ended December 31, 2006, 2005, and 2004, respectively. Interest income was $11.4 million, $5.6 million, and $2.9 million during the years ended December 31, 2006, 2005, and 2004, respectively. The increases between years resulted primarily from higher interest income earned on increasing cash, cash equivalent and investment balances and generally increasing interest rates throughout the periods presented.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was $48.1 million, ($20.3) million, and $0.7 million during the years ended December 31, 2006, 2005, and 2004, respectively. The effective tax rate for 2006 is approximately 40.0%, which differs from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit. Most of the income taxes recorded in fiscal 2006 did not result in cash outlays during the year due to the utilization of net operating loss carryforwards and tax credit carryforwards as well as deductions due to employee stock options.

Our 2005 income tax included a one-time deferred tax benefit of $22.2 million related to the reversal of the valuation allowance against our deferred tax assets in the fourth quarter. Management concluded, based upon operating results, expectations of future taxable income, carryforward periods available to us, and other factors, that it was more likely than not that we would realize sufficient earnings to utilize our deferred tax assets. The recognition of these deferred tax assets had no impact on our cash flows. The effective tax rate for 2005 was approximately (27.5%) and diverged from the U.S. federal statutory rate of 35% primarily as a result of the utilization of net operating loss carryforwards, tax credits and the reversal of valuation allowance against our deferred tax assets, partially offset by state income taxes net of federal tax benefit.

The effective tax rate for 2004 was approximately 3.0%, which generally represented federal alternative minimum taxes as well as state and foreign taxes. We had a full valuation allowance on our deferred tax assets in 2004.

At December 31, 2006, we had approximately $62.2 million and $12.4 million in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. Of these amounts, $42.8 million and $7.5 million, respectively, relate to stock option deductions that are not included in our deferred tax assets as we will not recognize these deductions until they are utilized and will be recorded as stockholders’ equity and as a reduction of goodwill. The federal and state carryforwards have expiration dates beginning in 2019 and 2012, respectively, if not utilized.

At December 31, 2006, we had research and development tax credit carryforwards of approximately $5.1 million and $5.2 million for federal and state income tax purposes, respectively. Of these amounts, $5.1 million and $3.3 million, respectively, relate to stock option deductions that are not included in our deferred tax assets as we will not recognize these credits until they are utilized. If not utilized, the federal research and development tax credit carry forwards will begin to expire in 2011. The state research and development tax credit can be carried forward indefinitely.

Liquidity And Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $132.0 million at December 31, 2004, to $202.7 million at December 31, 2005, to $330.3 million at December 31, 2006. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by (used in)
Operating activities	$99,845	$70,787	$30,315
Investing activities	(113,353)	(103,307)	(48,153)
Financing activities	42,183	32,316	12,117
Effect of exchange rates on cash and cash equivalents	207	(59)	157

Net increase (decrease) in cash and cash equivalents	$28,882	$(263)	$(5,564)

Operating Activities

For the year ended December 31, 2006, cash flow from operations of $99.8 million exceeded our net income of $72.0 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $56.0 million.

2)	We experienced rapid growth in our business with revenues increasing 64% in 2006. This growth requires investment in working capital, particularly accounts receivable and inventory. Our net investment in working capital and other operating assets totaled $28.2 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other current liabilities. Accounts receivable increased $41.9 million or 79% in 2006 reflecting increased revenue and the timing of system sales. Inventory increased $9.0 million or 60% in 2006, slightly less than increased volume. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $11.9 million or 47% in 2006, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other current liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $11.0 million or 33% in 2006. Other accrued liabilities fluctuate with changes in the volume of our business and the timing of vendor payments.

For the year ended December 31, 2005, cash flow from operations of $70.8 million was less than our net income of $94.1 million for two primary reasons:

1)	we recorded a one-time deferred tax benefit of $22.2 million (see Note 8 of the Notes to the Financial Statements). This benefit was non-cash.

2)	we experienced rapid growth in our business with revenues increasing 64% in 2005. This growth requires investment in working capital, particularly accounts receivable and inventory. Our net investment in working capital and other operating assets totaled $9.7 million.

For the year ended December 31, 2004, cash flow from operations of $30.3 million was greater than our net income of $23.5 million primarily due to non-cash charges for depreciation and amortization of long-lived assets.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2006, 2005 and 2004 consisted primarily of purchases in investments (net of proceeds from sales and maturities of investments) of $95.3 million, $72.3 million and $25.7 million, respectively, and purchases of property and equipment and licensing of patents of $18.1 million, $31.0 million and $22.4 million, respectively. Our investments are in U.S. government notes and bonds, corporate notes and bonds, commercial paper and auction rate securities, and generated approximately 4.3% interest in 2006. We are not a capital-intensive business. Our purchases of property and equipment in 2006 related mainly to facilities and information technology infrastructure to support capacity expansion in our business. The purchases of property and equipment in 2005 and 2004 related mainly to the purchase of our facilities in Sunnyvale.

Financing Activities

Net cash provided by financing activities in 2006 consisted primarily of proceeds from stock options and warrants exercises of $19.1 million and excess tax benefits from stock-based compensation of $23.0 million. Net cash flows provided by financing activities in 2005 and 2004 consisted primarily of proceeds from stock options and warrants exercises of $32.9 million and $13.2 million, respectively.

Effect of exchange rates on cash and cash equivalents

The positive effect of exchange rates on cash and cash equivalents in 2006 and 2004 was due to the weakening of the U.S. dollar during those periods against other foreign currencies, primarily the Euro. The negative effect of exchange rates on cash and cash equivalents in 2005 was due to the strengthening of the U.S. dollar during that period against other foreign currencies, primarily the Euro.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. During 2006, we experienced significant business expansion. We increased revenue by 64%, invested in new facilities, upgraded our information technology systems, and increased our headcount by 34%. In this high growth year, we generated $72.0 million of net income, which represented the major driver of the net cash provided by operating activities in 2006. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investments balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, we had approximately $2.0 million of operating lease commitments, net of sublease income, half of which is due within one year and the other half due by December 2009. We also have purchase obligations of approximately $55.0 million, representing an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Off-Balance-Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K 40.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP, which requires us to make judgments, estimates and assumptions. Note 2, “Summary of Significant Accounting Policies” in Notes to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, describes our significant accounting policies and methods used in the preparation of our consolidated financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue recognition. We frequently enter into revenue arrangements with customers that contain multiple elements or deliverables such as system, services, and training. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

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

Similarly, management makes estimates of the uncollectibility of accounts receivables, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

Inventory valuation. Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions about future demand. We evaluate the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future, which could have a material adverse effect on our results of operations.

Accounting for stock options. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the consolidated statements of operations.

Impairment of long-lived assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets .” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

We have intangible assets on our balance sheet related to the acquisition of Computer Motion, Inc. and the acquisition of other patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. We conducted the required intangible assets impairment review during the fourth quarter of 2006. No impairment charge was recorded for the years ended December 31, 2006, 2005 and 2004. A considerable amount of judgment is required in calculating this impairment charge, principally in determining market premiums and financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

Goodwill. We have goodwill on our balance sheet relating to the acquisition of Computer Motion, Inc. Goodwill is recorded as the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. We perform goodwill impairment tests on an annual basis and more frequently if certain indicators are present. In the event we determine that goodwill has been impaired, we will record an accounting charge for the impairment during the fiscal quarter in which the determination is made. In the fourth quarter of 2006, we performed our assessment of whether there was an indication that goodwill was impaired at December 31, 2006. The quoted market price of our common stock was used to determine fair value for the impairment purpose. Our market capitalization continues to support the fair value of our reporting unit. We completed the goodwill impairment tests and determined that the goodwill was not impaired at December 31, 2006. A considerable amount of judgment is required in calculating this impairment charge, principally in determining the reporting units. Should conditions be different from management’s current estimates, material write-downs of goodwill may be required, which would adversely affect our operating results.

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets in accordance with SFAS No. 109, “ Accounting for Income Taxes”. Beginning fourth quarter of 2005, we released our valuation allowance as we believed that it was more likely than not that we would be able to utilize our deferred tax assets. Management had concluded, based upon operating results, expectations of future taxable income, carryforward periods available to us, and other factors, that it is more likely than not that we will realize sufficient earnings to utilize our deferred tax assets.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets and liabilities. Management’s judgment is required in determining any valuation allowance recorded against our deferred tax assets. Any such valuation allowance would be based on management estimates of taxable income and the period over which our deferred tax assets would be recoverable.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). All investments mature within approximately 1.3 years from the date of purchase. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $0.6 million and $0.4 million as of December 31, 2006 and 2005, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the Euro. Our foreign operations also incur most of their expenses in the local currency. For the years ended December 31, 2006, 2005 and 2004, sales denominated in foreign currencies were 8%, 9% and 8%, respectively, of total revenue. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. An adverse change in exchange rates by 10% for the Euro as of December 31, 2006 and 2005, would have resulted in an adverse impact on income before taxes of approximately $1.9 million and $1.0 for the years ended December 31, 2006 and 2005, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in fiscal year 2006, Intuitive Surgical, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Palo Alto, California

February 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that Intuitive Surgical, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuitive Surgical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Intuitive Surgical, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intuitive Surgical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and the financial statement schedule listed in the index at Item 15(a) and our report dated February 14, 2007, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Palo Alto, California

February 14, 2007

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$34,390	$5,508
Short-term investments	205,353	123,679
Accounts receivable, net of allowances of $1,978 and $1,591 at December 31, 2006 and 2005, respectively	94,680	52,849
Inventory	24,295	15,170
Prepaids and other assets	6,328	6,450
Deferred tax assets	9,405	4,999

Total current assets	374,451	208,655
Property, plant and equipment, net	59,939	52,225
Long-term investments	90,553	73,552
Long-term deferred tax asset	22,272	35,759
Intangible assets, net	5,814	5,353
Goodwill	118,240	124,638
Other assets	521	1,405

Total assets	$671,790	$501,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,092	$7,950
Accrued compensation and employee benefits	21,091	14,997
Deferred revenue	36,559	25,313
Other accrued liabilities	11,925	9,727

Total current liabilities	80,667	57,987
Long-term liabilities	1,418	1,009

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, 2,500,000 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	—
Common stock, 100,000,000 shares authorized, $0.001 par value, 37,093,263 and 36,187,910 shares issued and outstanding as of December 31, 2006 and 2005, respectively	37	36
Additional paid-in capital	537,943	465,021
Retained earnings (accumulated deficit)	51,020	(20,989)
Accumulated other comprehensive income (loss)	705	(1,477)

Total stockholders’ equity	589,705	442,591

Total liabilities and stockholders’ equity	$671,790	$501,587

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Products	$317,599	$192,417	$116,338
Services	55,083	34,921	22,465

Total revenue	372,682	227,338	138,803
Cost of revenue:
Products	97,615	58,357	40,472
Services	27,231	15,412	10,341

Total cost of revenue	124,846	73,769	50,813

Gross profit	247,836	153,569	87,990

Operating costs and expenses:
Selling, general and administrative	110,703	67,443	48,994
Research and development	29,778	17,354	17,812

Total operating costs and expenses	140,481	84,797	66,806

Income from operations	107,355	68,772	21,184
Interest and other income, net	12,783	5,035	3,020

Income before income taxes	120,138	73,807	24,204
Income tax expense (benefit)	48,094	(20,327)	726

Net income	$72,044	$94,134	$23,478

Net income per common share:
Basic	$1.96	$2.68	$0.70

Diluted	$1.89	$2.51	$0.67

Shares used in computing basic and diluted net income per common share:
Basic	36,737	35,070	33,693

Diluted	38,093	37,488	34,976

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock	Stock Amount	Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Amount	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2003	33,051,631	$33	$416,559	$(99)	$(138,414)	—	$—	$878	$278,957
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan	1,183,164	1	13,368	—	—	—	—	—	13,369
Income tax benefit from stock option exercises	—	—	387	—	—	—	—	—	387
Repurchase of common stock	—	—	—	—	—	(4,461)	(136)	—	(136)
Stock Compensation	—	—	48	—	—	—	—	—	48
Amortization of deferred compensation	—	—	—	99	—	—	—	—	99
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	(1,367)	(1,367)
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	97	97
Net income	—	—	—	—	23,478	—	—	—	23,478

Comprehensive income									22,208

Balances at December 31, 2004	34,234,795	$34	$430,362	$—	$(114,936)	(4,461)	$(136)	$(392)	$314,932
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan, net	1,953,115	2	32,973	—	(187)	—	—	—	32,788
Income tax benefit from stock option exercises	—	—	1,686	—	—	—	—	—	1,686
Retirement of common stock	—	—	—	—	—	4,461	136	—	136
Comprehensive income:
Change in unrealized gain (loss) on available-for-sales securities	—	—	—	—	—	—	—	(1,134)	(1,134)
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	49	49
Net income	—	—	—	—	94,134	—	—	—	94,134

Comprehensive income									93,049

Balances at December 31, 2005	36,187,910	$36	$465,021	$—	$(20,989)	—	$—	$(1,477)	$442,591
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan, net	905,353	1	19,172	—	(35)	—	—	—	19,138
Income tax benefit from stock option exercises			28,270	—	—	—	—	—	28,270
Stock-based compensation expense related to employee stock options and employee stock purchase plan	—	—	25,480	—	—	—	—	—	25,480
Comprehensive income:
Change in unrealized gain (loss) on available-for-sales securities	—	—	—	—	—	—	—	2,160	2,160
Change in foreign currency translation adjustments	—	—	—	—	—	—	—	22	22
Net income	—	—	—	—	72,044	—	—	—	72,044

Comprehensive income									74,226

Balances at December 31, 2006	37,093,263	$37	$537,943	$—	$51,020	—	$—	$705	$589,705

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$72,044	$94,134	$23,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,269	4,864	5,366
Amortization of intangible assets	1,740	1,868	1,868
Income tax benefits related to an acquisition	6,398	18,694	—
Deferred income taxes	9,080	(40,758)	—
Amortization of deferred compensation and stock compensation	25,260	—	147
Excess tax benefit from stock-based compensation	(23,040)	—	—
Income tax benefits related to stock option exercises	28,270	1,686	387
Changes in operating assets and liabilities:
Accounts receivable	(41,853)	(17,385)	(8,624)
Inventory	(9,020)	(9,205)	2,822
Prepaids and other assets	(162)	(3,046)	724
Accounts payable	3,107	3,505	(1,440)
Accrued compensation and employee benefits	5,966	4,755	5,014
Deferred revenue	11,874	9,634	3,384
Other accrued liabilities	1,912	2,041	(2,811)

Net cash provided by operating activities	99,845	70,787	30,315

Investing activities:
Purchase of investments	(301,001)	(220,911)	(121,890)
Proceeds from sales and maturities of investments	205,702	148,648	96,176
Acquisition of property and equipment	(15,854)	(31,044)	(22,439)
Licensing of patents	(2,200)	—	—

Net cash used in investing activities	(113,353)	(103,307)	(48,153)

Financing activities:
Proceeds from issuance of common stock, net	19,143	32,924	13,233
Excess tax benefit from stock-based compensation	23,040	—	—
Repayment of notes payable	—	(608)	(1,116)

Net cash provided by financing activities	42,183	32,316	12,117

Effect of exchange rate changes on cash and cash equivalents	207	(59)	157
Net increase (decrease) in cash and cash equivalents	28,882	(263)	(5,564)
Cash and cash equivalents, beginning of period	5,508	5,771	11,335

Cash and cash equivalents, end of period	$34,390	$5,508	$5,771

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$3,084	$1,087	$60

Interest paid	$—	$17	$91

Non-cash investing activity:
Acquisition of investments in connection with a cross-licensing agreement	$—	$525	$—

See accompanying notes.

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Intuitive Surgical, Inc. (the “Company” or “Intuitive”) designs, manufactures, and markets the da Vinci Surgical System, which is an advanced surgical system that the Company believes represent a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives and distributors in its international markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition, the recognition and measurement of current and deferred income tax assets and liabilities, the valuation of the allowance for doubtful accounts, the valuation of inventory and the determination of stock based compensation. Actual results could differ materially from these estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities consist of various major corporations and financial institutions of high credit standing. The Company believes the financial risks associated with these financial instruments are minimal.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2006, 78% and 22%, respectively, of accounts receivable were from customers located in the United States and other countries. As of December 31, 2005, 80% and 20%, respectively, of accounts receivable were from customers located in the United States and other countries. For the year ended December 31, 2006 and 2005, domestic and international revenue accounted for 83% and 17%, respectively, of total revenue. For the year ended December 31, 2004, domestic and international revenue accounted for 79% and 21%, respectively, of total revenue. No single customer represented more than 10% of total revenue for the years ended December 31, 2006, 2005 and 2004. No single customer represented more than 10% of net accounts receivable as of December 31, 2006. There was one customer who accounted for approximately 12% of net accounts receivable as of December 31, 2005.

The Company’s da Vinci Surgical System, AESOP Endoscope Positioner and related instruments and accessories accounted for substantially all of the Company’s product revenue for the years ended December 31, 2006, 2005 and 2004. Purchases of key parts and components used to manufacture the Company’s products are from limited supply sources. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.

Investments

Available-for-sale investments. The Company’s investments comprise U.S. government notes and bonds; corporate notes, bonds, commercial paper, auction rate securities and publicly traded equity securities. All investments are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Investments with original maturities greater than approximately three months and remaining maturities less than one year and investments that reset interest rates are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Other-Than-Temporary Impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No impairment charges were recorded on any investments during the years ended December 31, 2006, 2005 and 2004.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, and the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Inventory

Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor, direct subcontractor costs, and manufacturing overhead. The Company reviews the adequacy of its inventory reserves on a quarterly basis. The Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates that may include uncertain elements.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Building	15 years
Building improvements	5 years
Leasehold improvements	Lesser of useful life or term of lease
Laboratory and manufacturing equipment	5 years
Office furniture and equipment	5 years
Computer equipment	3 years
Purchased software	3-5 years

Depreciation expense for years ended December 31, 2006, 2005 and 2004 was $8.3 million, $4.9 million and $5.4 million, respectively.

Capitalized Software Costs for Internal Use

The Company capitalizes the costs of computer software development or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized computer software costs consist of purchased software licenses, implementation and consulting costs for certain projects that qualify for capitalization. Costs related to preliminary project assessment, research and development, re-engineering, training and application management are all expensed as incurred. The Company capitalized costs for a new enterprise resource planning software system (“ERP System”) of $2.9 million and $1.4 million during the years ended December 31, 2006 and 2005, respectively. Upon being placed in service, these costs are being depreciated over an estimated useful life of 5 years.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired from Computer Motion, Inc., is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company’s intangible assets are comprised of purchased patents and acquired intangibles from the purchase of Computer Motion, Inc. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method, over their respective useful lives, which range from approximately 3 to 7 years.

Impairment of Long-lived assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future undiscounted net cash flow the asset is expected to generate. The amount of impairment, if any, is measured based on projected discounted future net cash flows. Based on the tests performed, there was no impairment of long-lived assets during the years ended December 31, 2006, 2005, or 2004.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. The quoted market price of the Company’s common stock was used to determine fair value for Statement of Financial Standards No. 142 (SFAS 142) “Goodwill and Intangible Assets” impairment purposes. Based on the tests performed, there was no impairment of goodwill for the years ended December 31, 2006, 2005, or 2004.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company’s revenues are derived from product revenue resulting from system revenue, and instruments and accessories revenue, and service revenue resulting from service contracts and training services.

The Company’s system revenue contains a software component. The Company believes that this software element is an incidental part of each system. The software element within the Company’s products is not sold or marketed separately to customers, and the software does not operate independently of each system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to each system as a whole and the software revenue guidance provided in Statement of Position 97-2, “Software Revenue Recognition,” is not applicable to the Company’s revenues.

Provided all other criteria for revenue recognition have been met, the Company generally recognizes system revenue for system sales directly to end customers, when delivery and acceptance occurs which is deemed to have occurred upon the receipt by the Company of a form executed by the customer acknowledging delivery and acceptance. The Company recognizes revenue for system sales through distributors upon transfer of title and risk of loss, which is generally at the time of shipment, assuming all other criteria for revenue recognition have been met.

For an arrangement with multiple deliverables, the Company recognizes system revenue in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) with revenues allocated among the different elements. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service contracts, and training. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the undelivered element when it is sold separately. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the system sale.

Revenue from sales of instruments and accessories is recognized when the product has been shipped, risk of loss and title has passed to the customer and collection of the resulting receivable is probable.

Service contract revenue is recognized ratably over the term of the service period. Training revenue is recognized when training is rendered. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.

The Company’s system contracts generally do not allow rights of return. The Company’s distributors do not have price protection rights. The Company records an allowance on instruments and accessories sales returns based on historical returns experience.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), for periods beginning in fiscal 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Stock-based Payment Awards” that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company did not adopt the simplified method for the computation of the beginning balance of the APIC pool.

See Note 7 for a detailed discussion of SFAS 123(R).

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized upon the adoption of SFAS 123(R), and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Prior to the adoption of SFAS 123(R), options outstanding that were out-of-the money were considered to be antidilutive and were excluded from the computation of diluted earnings per share.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $2.0 million, $1.4 million, and $1.3 million, respectively.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to customers for shipping and handling are reported as revenue.

Foreign Currency Translation and Remeasurement

The accounts of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The Company has determined that the functional currency of its subsidiaries should be their local currency, with the exception of its subsidiary in the Cayman Islands, whose functional currency is the U.S. dollar. For all except the Cayman Islands subsidiary, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Revenues and expenses are translated using exchange rates at average exchange rates in effect during the year. As a result, gains and losses from foreign currency translation are included in accumulated other comprehensive income within stockholders’ equity in the accompanying consolidated balance sheets. Foreign currency transaction gains or losses are recorded under interest and other income, net. For the year ended December 31, 2006, the Company recorded $1.2 million exchange gain. Gains and losses incurred during the years ended December 31, 2005 and 2004 were insignificant.

Segments

The Company operates in one segment. As of December 31, 2006 and 2005, over 99% of all long-lived assets were maintained in the United States. For the years ended December 31, 2006, 2005 and 2004, 83%, 83% and 79%, respectively, of net revenue were generated in the United States.

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

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Short-term investments:
Commercial paper	$60,395	$—	$(72)	$60,323
Auction rate securities	82,250	—	—	82,250
U.S. corporate debt	39,076	—	(149)	38,927
U.S. government debt	1,999	—	(4)	1,995
Government-sponsored enterprises	21,985	—	(127)	21,858

Total short-term investments	$205,705	$—	$(352)	$205,353

Long-term investments:
U.S. corporate debt	$60,700	$56	$(256)	$60,500
Government-sponsored enterprises	27,998	9	(93)	27,914
Publicly traded equity securities	896	1,243	—	2,139

Total long-term investments	$89,594	$1,308	$(349)	$90,553

Total short and long-term investments	$295,299	$1,308	$(701)	$295,906

December 31, 2005
Short-term investments:
Auction rate securities	$50,900	$—	$—	$50,900
U.S. corporate debt	45,906	6	(364)	45,548
Government-sponsored enterprises	27,479	5	(253)	27,231

Total short-term investments	$124,285	$11	$(617)	$123,679

Long-term investments:
U.S. corporate debt	$44,050	$2	$(589)	$43,463
U.S. government debt	1,994	—	(18)	1,976
Government-sponsored enterprises	28,463	—	(350)	28,113

Total long-term investments	$74,507	$2	$(957)	$73,552

Total short and long-term investments	$198,792	$13	$(1,574)	$197,231

The following tables present the breakdown of the investments with unrealized losses at December 31, 2006 and December 31, 2005 (in thousands):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2006	Fair Values	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$60,324	$(72)	$—	$—	$60,324	$(72)
U.S. corporate debt	29,118	(55)	48,163	(350)	77,281	(405)
U.S. government debt	—	—	1,995	(4)	1,995	(40)
Government-sponsored enterprises	16,447	(51)	23,316	(169)	39,763	(220)

	$105,889	$(178)	$73,474	$(523)	$179,363	$(701)

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2005	Fair Values	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate debt	$43,695	$(467)	$37,096	$(486)	$80,791	$(953)
U.S. government debt	1,976	(18)	—	—	1,976	(18)
Government-sponsored enterprises	25,719	(234)	27,625	(368)	53,344	(602)

	$71,390	$(719)	$64,721	$(854)	$136,111	$(1,573)

The unrealized losses on the investments in U.S. corporate debt and U.S. government debt were caused by rising interest rates. The Company reviewed its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The corporate debt the Company holds is all high investment grade, and there were no credit events on any of the corporate debt held by the Company. Thus, the Company’s management has determined that the gross unrealized losses on its investments at December 31, 2006 are temporary in nature.

The Company did not have any realized gains or losses during the years ended December 31, 2006, 2005 and 2004.

The following table summarizes the maturities of the Company’s investments, except for publicly traded equity securities, at December 31, 2006 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$205,705	$205,353
Due 1-3 years	88,698	88,414

Total	$294,403	$293,767

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	December 31,
	2006	2005
Inventory
Raw materials	$9,389	$7,194
Work-in-process	2,051	907
Finished goods	12,855	7,069

Total	$24,295	$15,170

Property, plant and equipment, net:
Building	$22,944	$13,813
Land	15,520	15,520
Computer equipment	4,076	3,229
Laboratory and manufacturing equipment	18,103	12,598
Office furniture and equipment	1,501	1,170
Building/leasehold improvements	10,428	4,653
Purchased software	10,995	6,494
Construction-in-process	1,458	13,334

	85,025	70,811
Less accumulated depreciation	(25,086)	(18,586)

Total Property, plant and equipment, net	$59,939	$52,225

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill amounts relate to the acquisition of Computer Motion, Inc in June 2003. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were the result of adjustments to deferred tax assets acquired and realized tax benefits from stock options issued in the Computer Motion acquisition.

Intangibles

The following tables present details of the Company’s total intangible assets (in thousands):

December 31, 2006	Gross	Accumulated Amortization	Impairment	Net
Core technology	$3,300	$1,650	$—	$1,650
Customer relationships	1,300	1,033	—	267
Patents	10,510	6,699	—	3,811
Other intangible assets	500	123	291	86

Total intangible assets, net	$15,610	$9,505	$291	$5,814

December 31, 2005	Gross	Accumulated Amortization	Impairment	Net
Core technology	$3,300	$1,179	$—	$2,121
Customer relationships	1,300	767	—	533
Patents	8,310	5,722	—	2,588
Other intangible assets	500	98	291	111

Total intangible assets, net	$13,410	$7,766	$291	$5,353

The Company purchased patents for $2.2 million and $1.0 million during the years ended December 31, 2006 and 2005, respectively, with weighted average useful lives of five years.

Amortization expense related to intangible assets was $1.7 million, $1.9 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2006 is as follows (in thousands):

Fiscal Year	Amount
2007	$1,718
2008	1,451
2009	1,451
2010	1,019
2011	175

Total	$5,814

NOTE 6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space for research and development in Milford, Connecticut and sales office space in St. Germain en Laye, France and Aubonne, Switzerland. In connection with the acquisition of Computer Motion, the Company assumed leases in Goleta, California. These leases have varying terms, the longest of which extends to September 2007. As of December 31, 2006, the Company sublet 93% of its office space in Goleta. The Company leases automobiles for certain sales employees. These leases have varying terms, no longer than three years.

Future minimum lease commitments, net of sublease income of $0.3 million under the Company’s operating leases as of December 31, 2006 are as follows (in thousands):

2007	$817
2008	533
2009	209
2010	94
2011 and beyond	112

$1,765

CONTINGENCIES

The Company is subject to various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringements, contract disputes, and other matters. The Company does not know whether it will prevail in these matters nor can it assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, the Company believes that it has meritorious defenses to these actions and while the outcome of these matters cannot be predicted with certainty, the Company does not believe the outcome of any of these matters will have a material adverse impact on its financial position, results of operations or cash flows. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

NOTE 7. STOCKHOLDERS’ EQUITY

COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	December 31,
	2006	2005
Accumulated net unrealized gain (loss) on available-for-sale securities	$599	$(1,561)
Foreign currency translation adjustments	106	84

Total accumulated other comprehensive income (loss)	$705	$(1,477)

TREASURY STOCK

The Company records treasury stock under the stock method. Stock repurchased by the Company for the year ended December 31, 2004 was $0.1 million. In 2005, the Board of Directors approved to retire all treasury stock outstanding.

WARRANTS

In June 2000, the Company issued a warrant to purchase 2,540 shares of common stock at an exercise price of $18.00 per share to one company. The warrant, which was fully vested and immediately exercisable, was exercised in 2005. The value of the warrant was estimated using the Black-Scholes option pricing model and was determined to be immaterial.

In conjunction with the Computer Motion acquisition in June 2003, the Company assumed warrants to purchase 724,729 shares of common stock at a weighted average exercise price of $20.52 per share. The warrants were fully vested and immediately exercisable. In December 2003, warrants to purchase 65,013 shares with a weighted average exercise price of $15.42 expired. Remaining warrants expire through February 2007.

The following table summarizes the warrants activity during the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Number of Shares Under Warrant	Weighted Average Exercise Price	Number of Shares Under Warrant	Weighted Average Exercise Price	Number of Shares Under Warrant	Weighted Average Exercise Price
Outstanding at January 1	238,703	$16.24	634,611	$19.70	659,716	$19.59
Warrants exercised	(151,554)	17.96	(395,908)	20.22	(25,105)	15.30

Outstanding at December 31	87,149	$13.24	238,703	$16.24	634,611	$19.70

STOCK OPTION PLANS

2000 Equity Incentive Plan

In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”), which took effect upon the closing of the Company’s initial public offering. Under this plan, certain employees, consultants and non-employee directors may be granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”) to purchase shares of the Company’s common stock. The 2000 Plan permitted ISOs to be granted at an exercise price not less than the fair value on the date of the grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 2000 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the

Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48th per month thereafter; however, options may have been granted with different vesting terms. as determined by the Board of Directors. The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of shareholders.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan). The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of stockholders. The plan provides an initial grant of 15,000 shares to members of the Board who are not employees of the Company (“External Directors”). At any subsequent year, each External Director who has been an External Director for at least six months is granted an option to purchase 7,500, reduced to 5,000 during 2006, additional shares. Each external Director who serves as Chairman of a Board Committee shall be granted an additional Committee Chairman grant to purchase 2,500, reduced to 0 during 2006, shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed ten years. Initial grants are vested over a three-year period with one-third of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Annual grants and Committee Chairman grants are vested one year from the date of the grant.

2000 Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (ESPP). The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of shareholders. Employees are generally eligible to participate in the Employee Stock Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not 5% stockholders of the Company. Under the Employee Stock Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is twenty-four months long and is divided into four shorter purchase periods approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date.

The Company issued 138,825, 189,673 and 184,581 shares under the Employee Stock Purchase Plan, representing approximately $4.8 million, $3.2 million and $2.1 million in employee contributions for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there were 528,219 shares reserved for grant under this program.

STOCK OPTION PLAN INFORMATION

Option activity under the 2000 and Directors’ Plans was as follows:

	Shares Available for Grant	Stock Options Outstanding
		Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2003 (with 2,185,236 options exerciseable at a weighted-average exercise price of $14.57 per share)	3,399,894	3,725,429	$14.50
Options authorized	1,777,018	—
Options granted	(1,350,805)	1,350,805	19.14
Options exercised	—	(967,945)	11.36
Options canceled/expired	296,078	(446,493)	21.34

Balance at December 31, 2004 (with 1,874,256 options exerciseable at a weighted-average exercise price of $15.24 per share)	4,122,185	3,661,796	$16.20
Options authorized	1,837,290	—
Options granted	(1,200,955)	1,200,955	53.44
Options exercised	—	(1,386,018)	15.92
Options canceled/expired	222,827	(245,056)	32.47

Balance at December 31, 2005 (with 1,413,730 options exerciseable at a weighted-average exercise price of $19.27 per share)	4,981,347	3,231,677	28.93
Options authorized	2,125,313	—
Options granted	(1,057,400)	1,057,400	108.31
Options exercised	—	(627,582)	20.79
Options canceled/expired	216,883	(233,810)	51.99

Balance at December 31, 2006 (with 1,729,923 options exerciseable at a weighted-average exercise price of $32.90 per share)	6,266,143	3,427,685	50.10

The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $55.6 million during the year ended December 31, 2006. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2006 and 2005, was $17.8 million and $25.3 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.00	1,585	5.5	$—		1,585	5.5	$—
$1.00–2.52	1,250	0.5	1.00		1,250	0.5	1.00
$2.53–4.17	27,996	5.1	3.44		27,353	5.1	3.44
$4.18–11.32	45,321	3.6	7.11		44,579	3.5	7.04
$11.33–23.34	1,390,107	6.2	16.60		1,072,709	5.9	16.19
$23.35–48.66	795,729	7.8	45.69		362,353	7.4	44.95
$48.67–100.51	221,225	9.0	85.93		52,074	8.8	81.80
$100.52–137.27	944,472	9.2	110.21		168,020	9.1	110.73

TOTAL	3,427,685	7.5	$50.10	$159,594,198	1,729,923	6.6	$32.90	$111,524,956

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $95.90 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases. The Company’s financial statements as of and for year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statement of operations during the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Stock-based compensation expense related to stock options and employee stock purchases was $25.3 million for the year ended December 31, 2006. No stock-based compensation expense was recognized on stock options or employee stock purchases during the year ended December 31, 2005.

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

Stock-based Compensation—Stock Options

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

Year Ended December 31, 2006
Average risk free interest rate	4.76%
Average expected term (years)	5.12
Average volatility	49%
Weighted average fair value at grant date	$55.61

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

Expected Volatility: Beginning the third quarter of 2005, the Company began to use a blend of historical volatility and market-based implied volatility. Market-based implied volatility is derived based on at least one-year traded options on the Company’s common stock. The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on the Company’s stock and term of such options. Due to sufficient volume of the traded options, during year ended December 31, 2006, the Company used, in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment”, SAB 107, 100% market-based implied volatility. The selection of the implied volatility approach was based upon the availability of traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company recorded $22.9 million of compensation expense relative to stock options for the year ended December 31, 2006 in accordance with SFAS 123(R). As of December 31, 2006, there was $61.5 million of total unrecognized compensation expense related to non-vested stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.9 years. The total fair value of options vested during the year ended December 31, 2006 was approximately $22.5 million.

Stock-based Compensation—Employee Stock Purchase Plan

The Company accounts for the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of $2.4 million for the year ended December 31, 2006 in accordance with SFAS 123(R). The fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model and multiple life option valuation approach, with the following weighted average assumptions:

Year Ended December 31, 2006
Average risk free interest rate	4.86%
Average expected term (years)	1.3
Average volatility	51%
Weighted average fair value at grant date	$36.28

As of December 31, 2006, there was $1.9 million of total unrecognized compensation expense related to employee stock purchases. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.2 years.

Information as Reported in the Financial Statements

The effect of recording stock-based compensation expense for the year ended December 31, 2006 is as follows (in thousands, except per share data):

Year Ended December 31, 2006
Cost of sales—products	$2,417
Cost of sales—services	1,452

Total cost of sales	3,869
Selling, general and administrative	16,037
Research and development	5,354

Stock-based compensation expense before income taxes	25,260
Income taxes	8,962

Stock-based compensation expense after income taxes	$16,298

Effect on:
Net income per share—Basic	$0.44
Net income per share—Diluted	$0.43

For the year ended December 31, 2006, total stock-based compensation expense recognized in earnings before taxes was $25.3 million. While the Company’s estimate of fair value and the associated charge to earnings materially affects the results of operations, it has no impact on its cash position.

Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation expenses were reported as operating cash flows. SFAS 123(R) requires that they be recorded as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $23.0 million for the year ended December 31, 2006 have been classified as a financing cash inflow. The total income tax benefit recognized in the income statement for stock-based compensation costs was $9.0 million year ended December 31, 2006, and none during the years ended December 31, 2005 and 2004.

Information Calculated as if Fair Value Method Had Applied to All Awards

The following table illustrates the effect on reported net income and net income per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net income, as reported	$94,134	$23,478
Add: Total stock-based employee compensation expense included in reported net income	—	147
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(14,071)	(9,916)

Pro forma net income	$80,063	$13,709

Net income per share:
Basic—as reported	$2.68	$0.70
Basic—pro forma	$2.28	$0.41
Diluted—as reported	$2.51	$0.67
Diluted—pro forma	$2.14	$0.39

The weighed-average estimated fair value of options granted during fiscal 2005 and 2004 was approximately $25.83 and $10.43 per share, respectively. The fair value of options granted and option component of the Employee Stock Purchase Plan shares were estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	STOCK OPTION PLANS		EMPLOYEE STOCK PURCHASE PLAN
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004
Average risk free interest rate	3.98%	3.14%	2.19%	1.39%
Average expected term (years)	4.58	4.00	1.32	1.29
Average volatility	54%	67%	49%	60%

NOTE 8. INCOME TAXES

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$31,543	$(60)	$400
State	4,903	1,712	245
Foreign	216	248	81

	36,662	1,900	726
Deferred
Federal	9,610	(17,585)	—
State	1,822	(4,642)	—

	11,432	(22,227)	—

Total income tax expense (benefit)	$48,094	$(20,327)	$726

Tax benefit obtained from stock compensation plans that has been credited to stockholders' equity and goodwill	$32,537	$1,712	$387

Income tax expense (benefit) differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2006, 2005 and 2004 as a result of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal tax at statutory rate	$42,048	$25,832	$8,471
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	5,009	3,690	1,486
Valuation allowance, net of purchase adjustments	—	(50,360)	(9,520)
Other	1,037	511	289

	$48,094	$(20,327)	$726

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$7,066	$19,710
Research and other credits	1,994	8,148
Stock-based compensation expense	7,676	—
Expenses deducted in later years for tax purposes	15,735	14,006

Gross deferred tax assets	$32,471	$41,864
Deferred tax liabilities:
Identified intangible assets related to acquisitions	$(794)	$(1,106)

Net deferred tax assets	$31,677	$40,758

In the fourth quarter of 2005, management concluded, based upon prior operating results, expectations of future taxable income, available carryforward periods, and other factors, that it was more likely than not that the Company will realize sufficient earnings to utilize its deferred tax assets. Accordingly, the Company removed the valuation allowance previously placed against its net deferred tax assets.

As of December 31, 2006, the Company had net operating loss carry forwards for federal tax purposes of approximately $62.2 million. Of this amount $42.8 million relates to stock option deductions that will be recognized through additional paid-in capital when utilized. As such, these deductions are not reflected in the Company’s deferred tax assets. If not utilized, these loss carry forwards will begin to expire in 2019. For state tax purposes, the loss carry forwards are approximately $12.4 million. Of this amount, $7.5 million relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these deductions are not reflected in the Company’s deferred tax assets. If not utilized, the state loss carry forwards will begin to expire in 2012. $19.4 million of the federal loss carryforwards and $4.9 million of the state loss carryforwards are subject to restrictions under Section 382 of the Internal Revenue Code, and may only be utilized to the extent of $1.2 million per year.

As of December 31, 2006, the Company had research credit carry forwards for federal tax purposes of approximately $5.1 million, all of which is attributable to stock option deductions that will be recognized through additional paid-in-capital when utilized. These credits related to stock option deductions are not reflected in the Company’s deferred tax assets and will begin to expire in 2011. For state tax purposes, the research credit carry forwards are approximately $5.2 million. Of this amount, $3.3 million relates to stock option deductions that will be recognized through additional paid in capital when utilized. As such, these credits related to stock option deductions are not reflected in the Company’s deferred tax assets. The state research credit carry forwards may be carried forward indefinitely.

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net income	$72,044	$94,134	$23,478
Basic:
Weighted-average shares outstanding	36,737	35,070	33,693
Basic net income per share	$1.96	$2.68	$0.70

Diluted:
Weighted-average shares outstanding used in basic calculation	36,737	35,070	33,693
Add common stock equivalents	1,356	2,418	1,283

Weighted-average shares used in computing diluted net income per common share	38,093	37,488	34,976

Diluted net income per share	$1.89	$2.51	$0.67

Employee stock options to purchase approximately 875,000, 174,000 and 1,302,000 shares for the years ended December 31, 2006, 2005, and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 10. EMPLOYEE BENEFIT PLAN

The Company sponsors the Intuitive Surgical, Inc. 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. The Plan allows employees to contribute of up to 75% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Employer matching contributions are made solely at the Company’s discretion. No employer matching contributions were made to the Plan during the years ended December 31, 2006, 2005 and 2004.

The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the limit set forth in the Internal Revenue Code. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made during the years ended December 31, 2006, 2005 and 2004.

NOTE 11. SUBSEQUENT EVENTS

In January 2007, the Company announced that it is closing down its operations in France and moving its international headquarters to Switzerland. The Company believes this restructuring will streamline its international operations and optimize the tax structure for the long term. As a result of closing down its operations in France, the Company anticipates incurring restructuring costs of approximately $1.0 million through June 30, 2007 primarily relating to employee severance arrangements, lease termination costs and relocation costs.

SELECTED QUARTERLY DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2006
	Q1	Q2	Q3	Q4
Revenue	$77,258	$87,025	$95,832	$112,567
Gross profit	51,681	58,977	62,233	74,945
Net income (1)	14,458	16,682	17,263	23,641
Net income per common share
Basic	$0.40	$0.45	$0.47	$0.64
Diluted	$0.38	$0.44	$0.45	$0.62

	2005
	Q1	Q2	Q3	Q4
Revenue	$41,614	$52,756	$60,874	$72,095
Gross profit	27,263	35,627	42,117	48,562
Net income (2)	9,104	14,784	20,720	49,525
Net income per common share
Basic	$0.26	$0.42	$0.59	$1.38
Diluted	$0.25	$0.40	$0.55	$1.31

(1)	Net income included stock-based compensation expense, net of tax, under SFAS 123(R) of $3.1 million for the first quarter of fiscal 2006 and $4.4 million for each of the second, third and fourth quarters of fiscal 2006. Prior to fiscal 2006, there was no stock-based compensation expense related to employee stock options and employee stock purchase under SFAS 123, because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Net income for the fourth quarter of fiscal 2005 included a deferred tax benefit of $22.2 million related to the reversal of the valuation allowance. During 2006, the Company began reporting income taxes on a fully-taxed basis.

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and sales returns
Year ended December 31, 2006	$1,591	4,670	(4,283)	$1,978
Year ended December 31, 2005	$1,334	3,317	(3,060)	$1,591
Year ended December 31, 2004	$1,765	2,026	(2,457)	$1,334

(1)	Primarily represents amounts returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

On May 1, 2006, the Company implemented a new Enterprise Resource Planning (or “ERP”) system, using SAP software replacing the Company’s previous system.

There have been no other changes in our internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company’s Board of Directors is currently comprised of seven Directors. Our Amended and Restated Certificate of Incorporation divides the Board of Directors into three classes: Class I, Class II and Class III, with members of each class serving staggered three-year terms. One class of Directors is elected by the stockholders at each Annual Meeting to serve a three-year term or until their successors are duly elected and qualified.

The names of the nominees and directors, their ages as of February 15, 2007 and certain other information about them are set forth below:

Name of Nominee or Director	Age	Principal Occupation	Director Since
Class I Directors with term expiring at the 2007 Annual Meeting:

Alan J. Levy, Ph.D. (2)(3)	69	President and Chief Executive Officer of Northstar Neuroscience, Inc.	2000

Eric H. Halvorson (1)(3)	57	Executive in Residence, Pepperdine University	2003

D. Keith Grossman (1)(2)	46	Former Chief Executive Officer and President of Thoratec Corporation	2004

Class II Directors with term expiring at the 2008 Annual Meeting:

Robert W. Duggan	62	President, Robert Duggan & Associates	2003

Floyd D. Loop, M.D. (3)	70	Former Chief Executive Officer (1989-2004), The Cleveland Clinic	2005

Class III Directors with term expiring at the 2009 Annual Meeting:

Lonnie M. Smith	62	President, Chief Executive Officer and Chairman of the Board of Intuitive Surgical, Inc.	1996

Richard J. Kramer (1)	64	President, R.J. Kramer Associates, LLC	2000

(1)	member of Audit Committee
(2)	member of Compensation Committee
(3)	member of Governance and Nominating Committee

The principal occupations and positions for at least the past five years of our director are described below. There are no family relationships among any of our directors or executive officers.

Robert W. Duggan has been a member of our Board of Directors since our acquisition of Computer Motion in June 2003. Prior to our acquisition of Computer Motion, Mr. Duggan had been Chairman of the Board of Directors of Computer Motion since 1990 and Chief Executive Officer since 1997. Mr. Duggan is the Founder of the investment firm Robert W. Duggan & Associates. Mr. Duggan has been a private venture investor for more than 30 years and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communication industries. Mr. Duggan has also assisted in corporate planning, capital formation and management for his various investments. He received the Congressman’s Medal of Merit and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac. He is a member of the University of California at Santa Barbara Foundation Board of Trustees.

D. Keith Grossman served as President and Chief Executive Officer of Thoratec Corporation, a publicly held medical technology company, from January 1996 to January 2006. Prior to Thoratec, Mr. Grossman was a

Division President of Major Pharmaceuticals, Inc. from June 1992 to September 1995. From July 1988 to June 1992, Mr. Grossman served as the Vice President of Sales and Marketing for Calcitek, Inc., a manufacturer of implantable medical devices and a division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation. Mr. Grossman remains a member of the Board of Directors of Thoratec, and also serves as a member of the board of directors of Acorn Cardiovascular, Inc., a private medical technology company and of Thomas Burnett Family Foundation. Mr. Grossman earned his Bachelor’s Degree from Ohio State University, and his Master’s of Business Administration degree from Pepperdine University.

Eric H. Halvorson has been a member of our Board of Directors since our acquisition of Computer Motion in June 2003. Mr. Halvorson joined Computer Motion in July 2002 as a member of its Board of Directors. Mr. Halvorson is currently Executive in Residence at Pepperdine University, where he holds a joint teaching appointment to the undergraduate Business Division and the Pepperdine Law School. He teaches classes in Business Law, Management Theory, Accounting and Finance for Lawyers and Mergers and Acquisitions. From June 2003 to February 2005, Mr. Halvorson served as President and Chief Executive Officer of The Thomas Kinkade Company, formerly Media Arts Group, Inc. Mr. Halvorson was a Visiting Professor of Business Law and Accounting at Pepperdine University from 2000-2003. He was the Executive Vice President and Chief Operating Officer at Salem Communications Corporation from 1995 to 2000. Prior to becoming Chief Operating Officer, he was the company’s Vice President and General Counsel for 10 years. Mr. Halvorson is currently a director of Salem Communications Corporation. Mr. Halvorson was a partner at Godfrey and Kahn, a law firm based in Milwaukee, Wisconsin from 1976 until 1985. Mr. Halvorson is a Certified Public Accountant and holds a B.S. in Accounting from Bob Jones University and a J.D. from Duke University School of Law.

Richard J. Kramer is President of R.J. Kramer Associates, LLC, a healthcare consulting firm he founded in January 2001. From 1989 to 2000, he served as the President and Chief Executive Officer of Catholic Healthcare West, which operates 48 hospitals in the western United States. From 1982 to 1989, Mr. Kramer was Executive Vice President of Allina Health, the largest integrated health care system in Minnesota. Mr. Kramer received a B.S. in Rehabilitation Education from Pennsylvania State University, a M.S. in Rehabilitation Counseling from Syracuse University, a M.S. in Hospital and Health Care Administration from the University of Minnesota and graduate of the Advanced Management Program (AMP) Harvard Business School. Mr. Kramer currently serves on the board of Sutter Health and the Boys and Girls Club of Auburn.

Alan J. Levy, Ph.D. has been President, Chief Executive Officer and a member of the Board of Directors of Northstar Neuroscience, Inc. a medical device company he co-founded, since 1999. From 1993 to 1998, Dr. Levy served as President and Chief Executive Officer of Heartstream, Inc., a medical device company that was acquired by Hewlett-Packard in 1998. Prior to joining Heartstream, he was President of Heart Technology, Inc., a medical device company that was acquired by Boston Scientific in 1995. Before joining Heart Technology, Dr. Levy was Vice President of Research and New Business Development and a member of the board of Ethicon, a division of Johnson & Johnson. Dr. Levy holds a B.S. in Chemistry from City University of New York and a Ph.D. in Organic Chemistry from Purdue University.

Dr. Floyd D. Loop joined our board in August 2005. Dr. Loop served the Cleveland Clinic Foundation for nearly 35 years, holding leadership positions including Chairman of the Department of Thoracic and Cardiovascular Surgery, Chief Executive Officer and Chairman of the Board of Governors. Dr. Loop and his colleagues at the Cleveland Clinic were responsible for developing the use of arterial conduits in coronary artery surgery, for innovations in valve repair and for pioneering technical improvements for reoperations. Dr. Loop has served as the President of the American Association for Thoracic Surgery, as a Director of the American Board of Thoracic Surgery, and as a member of the Medicare Payment Advisory Commission. He has received Honorary Doctor of Science degrees from Cleveland State University, St. Louis University and Purdue University. Dr. Loop is an internationally recognized cardiovascular surgeon, a recipient of the American Heart Association Citation for International Service, and The American College of Cardiology Cummings

Humanitarian Award. Dr. Loop received his undergraduate degree from Purdue University and his M.D. from The George Washington University, Washington, D.C. His postgraduate training was at George Washington, the US Air Force at Andrews Air Force Base and at the Cleveland Clinic Foundation. Dr. Loop currently serves on the corporate boards of Tenet Healthcare Corporation, Visible Assets, Inc., and Passport Health Communications, Inc.

Lonnie M. Smith joined Intuitive in June 1997 from Hillenbrand Industries, where he was Senior Executive Vice President. Mr. Smith joined Hillenbrand in 1978 and during his tenure he was also a member of the Executive Committee, the Office of the President and the Board of Directors. Mr. Smith has also held positions with The Boston Consulting Group and IBM. Mr. Smith received his BSEE from Utah State University and an MBA from Harvard Business School. Mr. Smith currently serves on the boards of Lozier Corporation and Biosite, Inc.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate. Our board of directors has delegated various responsibilities and authority to its committees as generally described below. The committees will regularly report on their activities and actions to the full board of directors. Each committee of our board of directors has a written charter approved by our board of directors.

During 2006, our Board of Directors held four meetings and each director attended at least 75% of those meetings. Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

Audit Committee

The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The members of the Audit Committee are Richard J. Kramer, Eric H. Halvorson and D. Keith Grossman, each an independent director as defined by the listing standards of the Nasdaq Global Select Market relating to audit committee members. Mr. Grossman joined the Audit Committee during the fourth quarter of 2006. In 2006, the Audit Committee met eight times and each then-current member of the Audit Committee attended all of those meetings. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which was attached as Annex A to the proxy statement for our 2004 Annual Meeting of Stockholders. This charter was amended in February 2007, a copy of which is included as Exhibit 3.4 to this 2006 Annual Report on Form 10-K. The Board of Directors has determined that Mr. Kramer is an “Audit Committee Financial Expert”, as defined in Item 401(h) of Regulation S-K.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board of Directors stock option grants for our executive officers. The members of the Compensation Committee are Alan J. Levy, Ph.D. and D. Keith Grossman, each an independent director as defined by the listing standards of the Nasdaq National Market. In 2006, the Compensation Committee met two times and both current members of the Compensation Committee attended both of those meetings. The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is attached as Exhibit 3.6 to this 2006 Annual Report on Form 10-K.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. The members of the

Governance and Nominating Committee are Alan J. Levy, Ph.D., Eric H. Halvorson and Floyd Loop, M.D. each an independent director as defined by the listing standards of the Nasdaq National Market. In 2006, the Governance and Nominating Committee met two times and each current member of the Governance and Nominating Committee attended both of those meetings. The Governance and Nominating Committee operates under a charter that was amended during October 2006 and a copy of this charter is attached as Exhibit 3.5 to this 2006 Annual Report on Form 10-K.

Executive Officers

The Company’s executive officers and their ages as of February 15, 2007, are as follows:

Name	Age	Position
Lonnie M. Smith	62	President, Chief Executive Officer and Chairman of the Board of Directors

Marshall L. Mohr	51	Senior Vice President and Chief Financial Officer

Gary S. Guthart	41	Executive Vice President and Chief Operating Officer

John F. Runkel	51	Senior Vice President, General Counsel

Jerry J. McNamara	49	Senior Vice President, Worldwide Sales

The principal occupations and positions for at least the past five years of the executive officers named above are as follows:

Lonnie M. Smith. Please see Directors section above.

Marshall L. Mohr joined Intuitive Surgical in March 2006. Prior to that, Mr. Mohr was Vice President and Chief Financial Officer of Adaptec, Inc. Prior to joining Adaptec in July 2003, Mr. Mohr was an audit partner with PricewaterhouseCoopers where he was most recently the managing partner of the firm’s west region technology industry group and led its Silicon Valley accounting and audit advisory practice. Mr. Mohr received his BBA in accounting and finance from Western Michigan University. Mr. Mohr serves on the corporate boards of Plantronics, Inc. and Atheros Communications, Inc.

Gary S. Guthart, Ph.D. joined Intuitive Surgical in April 1996. In February 2006, Dr. Guthart assumed the role of Chief Operating Officer. Prior to joining Intuitive, Dr. Guthart was part of the core team developing foundation technology for computer enhanced-surgery at SRI International (formally Stanford Research Institute). Dr. Guthart received a BS in Engineering from the University of California, Berkeley and an MS and Ph.D. in Engineering Science from the California Institute of Technology.

John F. (Rick) Runkel joined Intuitive Surgical in January 2006. Most recently, Mr. Runkel was Senior Vice President, Business Development, General Counsel and Secretary at VISX, Incorporated, the global leader in laser vision correction technology. Prior to joining VISX in 2001, Mr. Runkel was a partner in the law firm of Sheppard, Mullin, Richter & Hampton, where he practiced law for 17 years and served as managing partner of the firm’s San Francisco office. Mr. Runkel received his law and undergraduate degrees from the University of California, Los Angeles.

Jerome J. McNamara joined Intuitive Surgical in April 1999 from Valleylab where he was Vice President of Marketing. Prior to this, Mr. McNamara worked at United States Surgical Corporation for nearly 17 years where he held positions in senior sales management, marketing and national accounts. Mr. McNamara graduated from the University of Pennsylvania with a BA degree in Biology.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% holders are required to furnish us with copies of all of these forms which they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2006, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

We have adopted a code of ethics that applies to all employees including principal executive officer and principal financial officer. The full text of our code of ethics is posted on our website at http://www.intuitivesurgical.com under the Investor Relations section. We intend to disclose future amendments to our codes of business conduct and ethics, or certain waivers of such provisions, at the same location on our Web site identified above. The inclusion of our Web site address in this report does not include or incorporate by reference the information on our Web site into this report.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for 2006 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Role of Compensation Committee

Our executive compensation program is administered by the Compensation Committee of the Board of Directors. The members of this Committee are D. Keith Grossman and Alan J. Levy, each an independent, non-employee director. In 2006, the Compensation Committee met twice and both members of the Compensation Committee were present during those meetings.

Under the terms of its Charter, the Compensation Committee is responsible for recommending to the Board of Directors the type and level of compensation to be granted to our executive officers. In fulfilling its role, the Compensation Committee (i) grants stock options under the Stock Option Plans, (ii) recommends to the Board the compensation levels, including annual salary, bonus and stock options, for executives and other employees, as necessary, and (iii) reviews on a periodic basis the operation and administration of our executive compensation programs.

The Compensation Committee has delegated the authority to make initial option grants to new employees (within an approved range) to the Chief Executive Officer (CEO). All new employee grants in excess of the CEO limit, subsequent grants to existing employees and any grant to executives are approved by the Compensation Committee. While management may use consultants to assist in the evaluation of CEO or executive officer compensation, the Compensation Committee has authority to retain its own compensation consultant, as it sees fit. The Compensation Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors.

During 2006, the Compensation Committee relied on compensation information produced by Top Five Data Services, Inc. (“Top Five”), a consulting firm retained by management. The Compensation Committee received the compensation recommendations from management, relevant background information on our executives and officers and compensation studies conducted by Top Five. The Compensation Committee then reviewed the compensation recommendation with the CEO for all executives, except for the CEO. The CEO was not present during the discussion of his compensation. The final recommendation by the Compensation Committee was approved by the Board of Directors.

General Philosophy

Our overall compensation philosophy is to provide an executive compensation package that enable us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. Consistent with this philosophy, the following goals provide a framework for our executive compensation program:

•	pay competitively to attract, retain and motivate executives who must operate in a high demand environment;

•	relate total compensation for each executive to overall company performance as well as individual performance;

•	the mix of total compensation elements will reflect competitive market requirements and strategic business needs;

•	a significant portion of each executive’s compensation should be at risk, the degree of which will positively correlate to the level of the executive’s responsibility; and

•	the interests of our executives will be aligned with those of our stockholders.

Compensation Program

In order to achieve the above goals, our total compensation packages include base salary, annual bonus and commissions, all paid in cash, as well as long-term compensation in the form of stock options. Our sales employees participate in the commissions plan and not the annual bonus plan. Under the commissions plan, the sales representatives are eligible to earn commissions based on a percentage of the total systems revenue and number of procedures performed. We believe that appropriately balancing the total compensation package and ensuring the viability of each component of the package is necessary in order to provide market-competitive compensation. The costs of our compensation programs are a significant determinant of our competitiveness. Accordingly, we are focused on ensuring that the balance of the various components of our compensation program is optimized to motivate employees to improve our results on a cost-effective basis.

Review of External Data

Each year, we survey the compensation practices of our peers in the United States in order to assess our competitiveness. We use data from general medical devices market group (general peer group). For 2006, we obtained this data from 2005 Top Five MEDIC Executive Compensation survey (“MEDIC survey”) data, which includes medical device companies with less than $500 million in revenue. The MEDIC survey results were adjusted slightly to reflect potential increases during 2006.

In 2006, for executives, we generally targeted the aggregate value of our total cash compensation (base salary and bonus) at the 60th percentile of the general peer group. We strongly believe in engaging the best talent in critical functions, and this may entail negotiations with individual executives who may have significant retention packages in place with other employers. In order to attract such individuals to our company, we may determine that it is in our best interests to negotiate packages that deviate from the general principle of targeting total compensation at 60th percentile of our general peer group. Similarly, we may determine to provide compensation outside of the normal cycle to individuals to address retention issues.

For fiscal 2006, we retained Top Five to conduct assessments in three areas of compensation: 1) total direct compensation (base salary) for our executives; 2) target total cash compensation (salary and bonus); and 3) equity (stock option grants). Top Five analyzed compensation for most executive positions of the general peer group. We based the compensation levels during 2006 on the data from the general peer group.

Compensation Elements

Cash Compensation

Base Salary

Base salary is primarily determined by competitive pay and individual job performance. Base salaries for executives are reviewed annually, or more frequently should there be significant changes in responsibilities. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices. Approved increases in base salary were effective July 2006.

The Company’s performance in fiscal 2005 was a reflection, to a certain extent, on our Chief Executive Officer’s individual performance. During the annual review, the base salary of our Chief Executive Officer (CEO) was increased by approximately 9%, bringing it below the targeted 60th percentile of general peer group. We believe this increase to our CEO’s salary is modest given our company’s exceptional performance during his tenure. Our fiscal 2005 revenue and operating income increased by approximately 64% and 225%, respectively, from fiscal 2004.

The base salary increases for all other Named Executive Officers (NEOs) during 2006 are as follows:

•	Mr. Mohr was not awarded any increase to his base salary since he had joined Intuitive in March 2006.

•	4% to Mr. Gong.

•	Mr. Guthart’s base salary was increased by approximately 36% from 2005 reflecting his promotion to Executive Vice President and Chief Operating Officer.

•	Mr. Runkel was awarded a prorated increase of 2%, as he joined Intuitive in January 2006.

•	Mr. McNamara was awarded an increase of 18%.

The range of this distribution reflects gaps in compensation positioning and particular individual performance. Although the range in base pay adjustments is fairly broad, the final base salaries for the NEOs are within a reasonable range of the 60th percentile of the general peer group.

Bonuses

Our annual cash bonus plan is designed to reward employees for achieving stretch financial and operating goals that are key to the success of our business and aligned with the near and long-term interests of our shareholders. Non-commissioned employees who are employed through the time of payout are eligible to participate in the bonus plan. The goal of our bonus plan is to reward, retain and provide a clear focus on what is most important to the near and long-term success of our company. Management sets bonus targets for each eligible employee as a percentage of base salary based on their position. At the beginning of each fiscal year, the Compensation Committee, working with management, will set operating income goals for our company. The operating income goal is used to calculate the size of our incentive pool. The size of our incentive pool is solely determined by our achievement of our operating income goals. The incentive pool will receive no funding below a certain threshold amount of operating income and the maximum it can be funded is 125% of the total targeted bonus amount. The amount of our incentive pool that will be paid out as incentive bonuses (Pay-Out Pool) within each functional area is determined by an equal weighting of achievement of the operating income goal and team performance goals called “WIN” (What’s Important Now) goals. The size of the Pay-Out Pool cannot exceed the size of the incentive pool. WIN goals are established for each functional group. The WIN goals for the executives are established at the corporate level and are comprised of procedural growth, revenue growth, customer training, product development, quality of production and information technology goals. The WIN goals are initially established by the head of the organization for each functional area and the CEO for the Corporate level. These are reviewed and approved by the Compensation Committee annually at the beginning of the year. We establish base, target (100%) and stretch levels for each WIN goal. The nature of WIN goals and the weighting assigned to each is subject to change annually. Generally goals are set at above prior year results and budgeted levels. Each individual’s share of their functional area’s or Corporate “Pay-Out Pool” will be based upon their individual performance and contribution to the achievement of their WIN goals.

The exception to this bonus structure is the Senior Vice President, Worldwide Sales (SVP of Sales) whose bonus is tied fully to the achievement of predetermined sales metrics, including revenue, surgical procedures completed and contribution margin. Under his bonus plan which is approved by the Board of Directors during the beginning of the year, the SVP of Sales is assigned a quota for each metric. For any achievements above each quota, a bonus is paid. The bonus is scaled to the over-achievement of each metric. During fiscal 2006, Mr. McNamara earned approximately $596,000 in bonus which was paid in February 2007. This amount is a reflection of over achievement of targets relating revenue, surgical procedures completed and contribution margin.

The bonus targets for our NEOs except SVP of Sales are as follows: 60% of base salary for the CEO; 50% of base salary for Executive Vice Presidents (EVPs) and 40% of base salary for Senior Vice Presidents (SVPs) and Vice Presidents (VPs). Each year, the bonus and commissions structure are reviewed to ensure that the design and payment structure falls in line with our compensation philosophy and is competitive with our designated peer groups. For fiscal 2006, the bonus target for our NEOs falls slightly under the 60th percentile of the general peer group.

During fiscal 2006, we exceeded our goals established for operational income. As a result, the incentive pool was funded at 125% of the total targeted cash amount. The bonus amount for each NEO is a reflection of the achievement of the Corporate WIN goals. Refer to Non-Equity Incentive Compensation Plan Compensation column under Summary Compensation Table below for actual bonus amounts earned in fiscal 2006 and paid in fiscal 2007.

Total Cash Compensation

The total cash compensation for all NEOs, except the CEO is either at or slightly above the 60th percentile of general peer group. The CEO is below the targeted 60th percentile due to lower base salary level.

Long-term Compensation

Stock options

Based on our compensation philosophy, a substantial portion of our compensation rewards long-term performance of our company and promotes executive retention. This is delivered to our executives through stock options granted upon their initial hire and through ongoing annual focal grants. Similar to base salary increases, option grants are also granted to address promotions and significant changes in responsibility. Although the expense of stock options affect our financial statements negatively, we continue to believe that this is a strong element of compensation that focuses the employees on financial and operational performance to create value for the long-term. Stock options award are “time based”. In order to provide an incentive for continued employment, stock options granted under the Stock Option Plans generally vest 12.5% upon completion of 6 months service and  1/48 per month thereafter, and generally expire ten years from the date of the grant. This provides a reasonable time frame to align the executive officer compensation with the appreciation of our Company’s stock price while managing potential dilution effectively.

Initial stock option grants and annual focal option grants for plan participants are generally determined within ranges established for each job level. Top Five updated this range for our executives during 2006. These ranges are established based on our Company’s desired pay positioning relative to the competitive market. Specific recruitment needs are taken into account for establishing the levels of initial option grants. Annual focal option grants take into consideration a number of factors, including performance of the individual, job level, prior grants and competitive external levels. The goals of option grant guidelines are to ensure future grants remain competitive from a grant value perspective and to ensure option usage consistent with option pool forecasts. The following table shows a comparison of annual focal grants during 2006 and 2005 and initial grants made to new NEOs:

NEO	Annual Focal Grant		Initial Grant Fiscal 2006
	Fiscal 2006	Fiscal 2005
Lonnie M. Smith	60,000	65,000	—
Marshall L. Mohr	—	—	50,000
Benjamin B. Gong	15,000	18,000	—
Gary S. Guthart	50,000	35,000	—
John F. Runkel	—	—	50,000
Jerome J. McNamara	25,000	30,000	—

Based on the data provided by Top Five, we continue to grant options at above median levels compared with the general peer group. The higher level of grant to Mr. Guthart compared to other NEOs is due to his promotion as EVP during 2006. The initial grants to Mr. Mohr and Mr. Runkel are within the guidelines for SVPs approved by the Board of Directors and Compensation Committee.

Option Grant Practice

The Compensation Committee has delegated the authority to make initial option grants to new employees (within an approved range) to the Chief Executive Officer. During 2006, initial hire grants that were within the Chief Executive’s approved range were granted on the Wednesday following the employees’ start date. During the fourth quarter of 2006, we changed our practice, whereby initial hire grants that were within the Chief Executive Officer’s approved range were made once a month on the fifth business day of each month for new hires in the previous month. Based on the definition of fair market value in our stock option plan, options are granted at 100% of the closing sales price of our stock on the last market trading date prior to the grant date.

Initial hire grants which were above the Chief Executive Officer’s approved range were approved by the Compensation Committee with the grant date being the day after the first day of service and the exercise price being the closing sale price on the last market trading day prior to the grant date. For annual focal option grants to all employees, the Compensation Committee must review and submit its recommendation for approval by the Board of Directors. These grants are usually granted in February. In 2006, these grants were made on February 7, 2006. Beginning in 2007, annual focal grants will be made on February 15th or the next trading day. This timing enables management and the Compensation Committee to consider performance by both the Company and the individual and balance it against our expectations for the current year.

We do not time the granting of our options with any favorable or unfavorable news released by the Company. The initial grants are based on the timing of date of hire of our new employees. The Board of Directors meeting schedule, for approval of annual focal grants, is usually established several months in advance for the year. Proximity of any awards to an earnings announcement or other market events is coincidental.

Severance Agreements

We have not entered into employment agreements with any of the NEOs, except with Mr. Smith. Mr. Smith can terminate the employment agreement at any time upon written notice to the Board of Directors. Similarly, the Board of Directors may terminate Mr. Smith’s employment at any time. Under the circumstances described below, Mr. Smith is entitled to receive severance benefits subject to his execution of a valid and binding release agreement.

If the Board of Directors terminates Mr. Smith other than for “cause” (which includes gross negligence, willful misconduct, fraud and certain criminal convictions) or if Mr. Smith terminates his employment for “good reason” (which includes relocation or a reduction in duties, title or compensation and benefits), Mr. Smith is entitled to severance pay equal to twelve months of his then-current salary, and health insurance continuation premiums for twelve months.

Based on a hypothetical termination date of December 31, 2006, the severance payments for our CEO would have been as follows:

Base salary	$445,000
Health care benefits	14,000
TOTAL	$459,000

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following Summary Compensation Table (SCT) sets forth summary information concerning the compensation paid to our NEOs in 2006 for services to our company in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Total ($)
Lonnie M. Smith, President and Chief Executive Officer	2006	427,500	—	1,424,642	425,000	2,277,142
Marshall L. Mohr, Senior Vice President and Chief Financial Officer	2006	237,500	50,000	511,181	125,000	923,681
Benjamin B. Gong, Vice President (4)	2006	204,000	—	382,486	106,000	692,486
Gary S. Guthart, Executive Vice President and Chief Operating Officer	2006	343,750	—	1,004,480	275,000	1,623,230
John F. Runkel, Senior Vice President, General Counsel	2006	285,990	70,000	744,788	90,000	1,190,778
Jerome J. McNamara, Senior Vice President, Worldwide Sales	2006	258,750	—	655,736	595,508	1,509,994

(1)	Refers to payment of sign-on bonus for joining Intuitive Surgical.
(2)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2006. See Note 7 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the FAS 123(R) values of its equity awards.
(3)	Refers to annual bonus earned in fiscal 2006 and paid in fiscal 2007.
(4)	Mr. Gong served as the Principal Financial Officer from November 2005 through March 2006.

Grants of Plan-based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	All Other Option Awards: # of Shares Underlying Options	Exercise Price of Options ($/Sh)	Close Price on Grant Date ($/Sh)	Grant Date Fair Value of Option Awards
		Target ($)
Lonnie M. Smith	2/7/2006	—	60,000	106.69	100.51	3,341,533
		267,000

Marshall L. Mohr	3/17/2006	—	50,000	98.37	104.15	2,573,533
		120,000

Benjamin B. Gong	2/7/2006	—	15,000	106.69	100.51	835,380
		83,200

Gary S. Guthart	2/7/2006	—	50,000	106.69	100.51	2,784,611
		180,000

John F. Runkel	1/4/2006	—	50,000	115.80	122.06	3,003,840
		116,400

Jerome J. McNamara	2/7/2006		25,000	106.69	100.51	1,392,305
		305,000

The estimated future payouts under non-equity incentive plan columns refers to the potential payouts under our annual bonus plan. At their discretion, the Compensation Committee has the authority to pay any NEO in excess of or below their targeted bonus amount. The goals for 2006 were approved by the Compensation Committee in February 2006. The payout amounts for each NEO were reviewed and approved by the Compensation Committee and the Board of Directors in February 2007 upon completion of the consolidated financial statements for fiscal 2006. During fiscal 2006, we exceeded our goals established for operational income. As a result, the incentive pool was funded at 125% of the total targeted cash amount. The bonus amount for each NEO is a reflection of the achievement of the Corporate WIN goals and individual performance and contribution to the achievement of their WIN goals. Refer to SCT of the actual amounts paid in fiscal 2007.

As mentioned in the CD&A, we grant stock options to new employees. Following the initial hire, additional grants are made to participants pursuant to a periodic focal grant program or following a significant change in job responsibilities, scope, or title. Other than Mr. Mohr’s and Mr. Runkel’s grants, all other grants are the annual ongoing grants. According to the Stock Option Plan, fair market value that is used to determine the exercise price for option grants is defined as the NASDAQ closing price of the Company’s stock on the last market trading day prior to the grant date. Options granted to NEOs during fiscal 2006 expire 10 years from the date of grant; vest 12.5% upon completion of 6 months service and  1/48 per month thereafter. We adopted SFAS 123(R) on January 1, 2006, see Note 7 under Item 8 of this 2006 Annual Report on Form 10-K. The grant date fair value of the option awards is calculated using the Black-Scholes valuation model using the following assumptions:

Assumption	Rate
Average risk free interest rate	4.5%
Average expected term (years)	5.0
Average expected volatility	55%

In February 2007, the Compensation Committee approved annual stock option grants for certain eligible employees. The approved grants for the NEOS are as follows: Mr. Smith—70,000; Mr. Mohr—20,000; Mr. Gong—12,000; Mr. Guthart—35,000; Mr. McNamara—25,000.

Outstanding Equity Awards As Of December 31, 2006

The following table summarizes the stock options outstanding as of December 31, 2006:

	Outstanding Equity Awards at 12/31/06
Name	# of Securities Underlying Unexercised Options (# Exerciseable)	# of Securities Underlying Unexercised Options (# Unexerciseable) (*)	Option Exercise Price ($/sh)	Option Expiration Date
Lonnie M. Smith	17,207	—	$14.50	1/21/2011
	19,793	—	$18.50	1/31/2012
	57,500	2,500	$11.74	2/5/2013
	49,583	20,417	$18.50	2/12/2014
	29,791	35,209	$47.86	2/10/2015
	12,500	47,500	$106.69	2/6/2016
Marshall L. Mohr	9,375	40,625	$98.37	3/16/2016
Benjamin B. Gong	10,000	—	$14.50	1/21/2011
	416	834	$11.74	2/5/2013
	2,916	5,834	$18.50	2/12/2014
	8,250	9,750	$47.86	2/10/2015
	3,125	11,875	$106.69	2/6/2016
Gary S. Guthart	6,750	—	$6.00	8/5/2009
	1,916	—	$6.00	12/9/2009
	5,000	—	$6.00	3/16/2010
	21,255	—	$14.50	1/21/2011
	12,139	—	$18.50	1/31/2012
	3,125	1,563	$11.74	2/5/2013
	28,333	11,667	$18.50	2/12/2014
	16,041	18,959	$47.86	2/10/2015
	10,416	39,584	$106.69	2/6/2016
John F. Runkel	11,458	38,542	$115.80	1/3/2016
Jerry J. McNamara	500	—	$14.50	1/21/2011
	1,563	1,563	$11.74	2/5/2013
	1,458	10,209	$18.50	2/12/2014
	6,949	16,250	$47.86	2/10/2015
	5,208	19,792	$106.69	2/6/2016

(*)

Under our Stock Option Plans, all these options vest 12.5% upon completion of 6 months service and  1/48 per month thereafter, contingent upon continued employment. All of these grants are vesting at  1/48 per month.

Options Exercises During Fiscal 2006

The following table summarizes the options exercised during the year ended December 31, 2006 and the value realized upon exercise:

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise ($)
Lonnie M. Smith	51,000	4,503,352
Marshall L. Mohr	—	—
Benjamin B. Gong	18,000	1,666,408
Gary S. Guthart	46,500	4,138,867
John F. Runkel	—	—
Jerome J. McNamara	28,062	2,563,791

Compensation Committee Interlocks and Insider Participation

During 2006, the Compensation Committee consisted of Alan J. Levy, Ph.D. and Keith Grossman, none of whom is a present or former officer or employee of our company. In addition, during 2006, none of our officers had an “interlock” relationship, as that term is defined by the SEC, to report.

COMPENSATION COMMITTEE REPORT

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Proxy Statement with Management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Proxy Statement and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the SEC.

COMPENSATION COMMITTEE

D. Keith Grossman, Chairman

Alan J. Levy, Ph.D.

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we incorporate by reference into such filings.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Director Compensation Table

The following Director Compensation Table (DCT) sets forth summary information concerning the compensation paid to our non-employee directors in 2006 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
D. Keith Grossman (1)	32,000	305,153	—	337,153
Alan J. Levy (2)	28,500	260,739	—	289,239
Robert W. Duggan (3)	25,000	254,511	—	279,511
Eric H. Halvorson (4)	31,500	254,511	—	286,011
Richard J. Kramer (5)	35,000	260,739	—	295,739
Floyd D. Loop (6)	26,500	340,976	—	367,476
Bill Mercer (7)	26,000	93,080	5,000	124,080

Total	204,500	1,769,709	5,000	1,979,209

(1)	18,000 options were outstanding as of 12/31/06, of which 10,916 were exerciseable as of December 31, 2006.
(2)	32,500 options were outstanding as of 12/31/06, of which 27,500 were exerciseable as of December 31, 2006.
(3)	48,682 options were outstanding as of 12/31/06, of which 43,682 were exerciseable as of December 31, 2006.
(4)	14,500 options were outstanding as of 12/31/06, of which 9,500 were exerciseable as of December 31, 2006.
(5)	14,000 options were outstanding as of 12/31/06, of which 9,000 were exerciseable as of December 31, 2006.
(6)	20,000 options were outstanding as of 12/31/06, of which 7,083 were exerciseable as of December 31, 2006.
(7)	6,666 options were outstanding as of 12/31/06, all of which were exerciseable as of December 31, 2006—to be exercised by January 10, 2007. In October 2006, Mr. Mercer passed away. Pursuant to the terms of the Directors’ Plan, the vesting of the options stopped immediately. Mr. Mercer’s beneficiaries have up to eighteen months following the date of death to exercise the vested options. Included under “All Other Compensation” is the charitable donation made in Mr. Mercer’s name upon his death.

The Company reimburses its non-employee Directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as Directors of the Company. Employee directors are not compensated for Board services in addition to their regular employee compensation.

Annual cash compensation: During fiscal 2006, each member of the Board of Directors were eligible to receive the following cash compensation: (1) annual retainer for each member of the Board ($10,000); (2) additional retainers for service as a subcommittee chairperson, effective July 1, 2006 ($10,000); (3) meeting fees for attendance at meetings of the Board $2,500, increased to $5,000 effective July 1, 2006; (4) meeting fees for the attendance of committee meetings $500, increased to $1,000 effective July 1, 2006; and (5) meeting fees for telephonic attendance of each Board or committee meetings $500.

Equity Compensation: During fiscal 2006, each member of the Board of Directors were eligible to receive stock awards under the terms of the Company’s Directors’ Plan. New member of the Board shall receive an initial option grant to purchase 15,000 shares of the Company’s common stock with one-third of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Continuing members of the Board of the Directors who have served at least six months shall receive an annual option grant of 7,500 shares of common stock, reduced to 5,000 effective May 2006 to be granted on the date of the Board meeting held on the Annual Shareholder Meeting date, with one year cliff vesting contingent on continued service on the Board of Directors for one year. During 2005, each committee chairperson was granted an option to purchase an additional 2,500 shares of the Company’s common stock—this was eliminated in fiscal 2006.

There were no new members to the Board during fiscal 2006. All option grants were to continuing members, thus, each member received options to purchase 5,000 shares of the Company’s common stock, granted on May 19, 2006 with an exercise price of $113.06 per share, based on the NASDAQ close price on May 18, 2006. The grant date fair value of these options based on Black-Scholes valuation model is approximately $280,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the ownership of our common stock, as of December 31, 2006, by: (i) each of the executive officers and individuals named in the Summary Compensation Table; (ii) each of our directors; and (iii) all such executive officers and directors as a group. To our knowledge, no person or entity holds more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For the purposes of calculating the percent ownership, as of December 31, 2006, approximately 37,093,263 shares were issued and outstanding, and, for any individual who beneficially owns shares represented by options exercisable within 60 days of December 31, 2006, these shares are treated as if outstanding for that person, but not for any other person.

The following table indicates those owners and their total number of beneficially owned shares, including shares subject to options exercisable within 60 days of December 31, 2006; however, unless otherwise indicated, these shares do not include any options awarded after December 31, 2006:

	Beneficial Ownership
Beneficial Owner	Number of Shares		Percent of Total
Lonnie M. Smith	599,750	(1)	1.6%
Robert W. Duggan	260,291	(2)	*
Gary S. Guthart, Ph.D.	124,396	(3)	*
Benjamin B. Gong	34,465	(4)	*
Alan J. Levy, Ph.D.	29,713	(5)	*
Jerome J. McNamara	22,834	(6)	*
John F. Runkel	13,683	(7)	*
Eric H. Halvorson	12,071	(8)	*
D. Keith Grossman	11,750	(9)	*
Marshall L. Mohr	11,458	(10)	*
Richard J. Kramer	9,000	(11)	*
Floyd D. Loop, M.D.	7,917	(12)	*
All executive officers and directors as a group (12 persons)	1,137,328	(13)	3.0%

*	Represents less than 1% of the issued and outstanding shares.
(1)	Includes 197,000 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(2)	Includes 43,682 shares issuable pursuant to options exercisable within 60 days of December 31, 2006 and 2,868 shares managed for individual investors.
(3)	Includes 111,748 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(4)	Includes 27,749 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(5)	Includes 27,500 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(6)	Includes 20,992 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(7)	Includes 13,542 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(8)	Includes 9,500 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(9)	Includes 11,750 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(10)	Includes 11,458 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.

(11)	Includes 9,000 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(12)	Includes 7,917 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.
(13)	Includes 491,838 shares issuable pursuant to options exercisable within 60 days of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information as of December 31, 2006 for two categories of equity compensation plans. All of the equity compensation plans of the Company have been approved by security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,514,834	$49.19	6,881,511
Equity compensation plans not approved by security holders	—	—	—

Total	3,514,834	$49.19	6,881,511

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2006, we believe that there has not been any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation.” We intend that any such future transactions will be approved by the Audit Committee of the Board of Directors and will be on terms no less favorable to our company than could be obtained from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our auditors for the year ended December 31, 2006 were Ernst & Young LLP. We expect that Ernst & Young LLP will serve as our auditors for fiscal year 2007. All of the services described in the following fee table were approved by the Audit Committee.

	Years Ended December 31,
	2006	2005
Audit Fees	$1,347,500	$1,120,076
Audit-related Fees	45,850	43,300
Tax Fees	85,000	53,500
All Other Fees	1,235	1,500

Total	$1,479,585	$1,218,376

Audit Fees. This category includes the audit of our annual financial statements, the audit of management’s assessment of our internal control over financial reporting, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees. This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include benefit plan and statutory audits.

Tax Fees. This category consists of services provided by Ernst & Young for tax compliance, tax advice, and tax planning.

All Other Fees. This category consists of all other services provide by Ernst & Young that are not reported above. The services for the disclosed under this category include an annual subscription fee to Ernst & Young for accounting literature.

Pre-Approval Policies and Procedures

All audit services, audit-related services, tax services and other services were pre-approved by our Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policy provides for the pre-approval of audit, audit-related, tax, and other services specifically described by the committee on an annual basis, and unless a type of service is pre-approved under the policy, it will require separate pre-approval by the committee if it is to be provided by the independent auditor. The policy authorizes the committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

AUDIT COMMITTEE REPORT

Our Audit Committee is composed of “independent” directors, as determined in accordance with Rule 4200(a)(15) of the Nasdaq Stock Market’s regulations and Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee operated pursuant to a written charter adopted by the Board of Directors, a copy of which was attached as Annex A to the proxy statement for our 2004 annual meeting of stockholders.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors with its oversight responsibilities regarding the integrity of our company’s financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications and independence and the performance of the persons performing internal audit duties for our company and the independent registered public accounting firm. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board of Directors for 2006.

The Audit Committee has:

•	reviewed and discussed our audited financial statements with management and Ernst & Young LLP, the independent accountants;

•	discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communications with Audit Committees, as may be modified or supplemented; and

•

received from Ernst & Young LLP the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as may be modified or supplemented, and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management, and with Ernst & Young LLP.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Richard J. Kramer, Chairman

Eric H. Halvorson

D. Keith Grossman

The foregoing audit committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

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

(3)	Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(1)	Bylaws of the Company.

3.4(6)	Charter for the Audit Committee of the Board of Directors of Intuitive Surgical, Inc.

3.5(6)	Governance and Nominating Committee Charter.

3.6(6)	Charter of the Compensation Committee of the Board of Directors.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Warrant to purchase Common Stock of Computer Motion, Inc. dated February 13, 2002.

10.1(1)	Form of Indemnity Agreement.

10.2(1)	2000 Equity Incentive Plan.

10.3(1)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.

10.6(1)	Employment Agreement dated February 28, 1997, between the Registrant and Lonnie M. Smith.

10.7(4)	Lease between Computer Motion, Inc. and University Business Center Associates dated March 1, 1994 and amendment thereto dated October 19, 1996.

10.8(5)	Leases between Computer Motion, Inc. and University Business Center Associates dated September 19, 1997.

23.1(6)	Consent of Independent Registered Public Accounting Firm.

31.1(6)	Certification of Principal Executive Officer.

31.2(6)	Certification of Principal Financial Officer.

32.1(6)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (333-33016).

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration statement on Form S-3 filed September 11, 2003 (File No. 333-108713).

(3)	Incorporated by reference to Exhibit 4.2 of Computer Motion, Inc.’s Registration Statement on Form S-3 (File No. 333-83552).

(4)	Incorporated by reference to Exhibit 10.17 of Computer Motion, Inc.’s Registration Statement on Form S-1 (File No. 333-29505).

(5)	Incorporated by reference to Exhibit 10.19 of Computer Motion, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/S/ LONNIE M. SMITH
Lonnie M. Smith President and Chief Executive Officer

February 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LONNIE M. SMITH Lonnie M. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2007

/S/ MARSHALL L. MOHR Marshall L. Mohr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2007

/S/ FLOYD D. LOOP, M.D. Floyd D. Loop, M.D.	Director	February 15, 2007

/S/ D. KEITH GROSSMAN D. Keith Grossman	Director	February 15, 2007

/S/ ERIC H. HALVORSON Eric H. Halvorson	Director	February 15, 2007

/S/ RICHARD J. KRAMER Richard J. Kramer	Director	February 15, 2007

/S/ ALAN J. LEVY, PH.D. Alan J. Levy, Ph.D.	Director	February 15, 2007

/S/ ROBERT W. DUGGAN Robert W. Duggan	Director	February 15, 2007