Form 10-Q
period 2007-03-31
INTUITIVE SURGICAL INC
filed 2007-04-23
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The Registrant had 37,470,143 shares of Common Stock, $0.001 par value per share, outstanding as of April 13, 2006.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	March 31, 2007	December 31, 2006
		(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$52,755	$34,390
Short-term investments	221,944	205,353
Accounts receivable, net	90,482	94,680
Inventory	26,261	24,295
Prepaids	7,425	6,328
Deferred tax assets	8,511	9,405

Total current assets	407,378	374,451
Property, plant and equipment, net	60,278	59,939
Long-term investments	110,127	90,553
Long-term deferred tax assets	22,426	22,272
Intangible assets, net	5,384	5,814
Goodwill	118,207	118,240
Other assets	368	521

Total assets	$724,168	$671,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,165	$11,092
Accrued compensation and employee benefits	13,973	21,091
Deferred revenue	38,975	36,559
Other accrued liabilities	9,944	11,925

Total current liabilities	77,057	80,667
Long-term liabilities	3,875	1,418
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 37,463 and 37,093 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	37	37
Additional paid-in capital	568,929	537,943
Retained earnings	72,774	51,020
Accumulated other comprehensive income	1,496	705

Total stockholders' equity	643,236	589,705

Total liabilities and stockholders' equity	$724,168	$671,790

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenue:
Products	$96,449	$65,668
Services	17,780	11,590

Total revenue	114,229	77,258
Cost of revenue:
Products	29,106	19,921
Services	8,615	5,656

Total cost of revenue	37,721	25,577

Gross profit	76,508	51,681

Operating costs and expenses:
Selling, general, and administrative	33,945	23,810
Research and development	8,224	6,145

Total operating costs and expenses	42,169	29,955

Income from operations	34,339	21,726
Interest and other income, net	4,608	2,201

Income before taxes	38,947	23,927
Income tax expense	15,145	9,469

Net income	$23,802	$14,458

Net income per share:

Basic	$0.64	$0.40

Diluted	$0.62	$0.38

Shares used in computing net income per share:

Basic	37,289	36,379

Diluted	38,398	37,824

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$23,802	$14,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,423	1,656
Amortization of intangible assets	429	518
Deferred income taxes	(721)	7,999
Income tax benefits from employee stock option plans and acquisition	14,154	—
Excess tax benefit from stock-based compensation	(12,467)	—
Share-based compensation expense	8,105	5,064
Changes in operating assets and liabilities:
Accounts receivable	4,200	(4,146)
Inventory	(1,931)	(5,103)
Prepaids and other assets	(1,045)	(1,115)
Accounts payable	3,172	1,187
Accrued compensation and employee benefits	(7,131)	(6,011)
Deferred revenue	2,588	2,286
Other accrued liabilities	(2,209)	(677)

Net cash provided by operating activities	33,369	16,116

Investing Activities:
Purchase of investments	(114,932)	(46,203)
Proceeds from sales and maturities of investments	80,506	27,432
Acquisition of property and equipment	(2,705)	(3,204)
Licensing of patents	—	(900)

Net cash used in investing activities	(37,131)	(22,875)

Financing Activities:
Proceeds from issuance of common stock, net	9,660	6,468
Excess tax benefit from stock-based compensation	12,467	—

Net cash provided by financing activities	22,127	6,468

Effect of exchange rate changes on cash and cash equivalents	—	(1)

Net increase (decrease) in cash and cash equivalents	18,365	(292)
Cash and cash equivalents, beginning of period	34,390	5,508

Cash and cash equivalents, end of period	$52,755	$5,216

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed on February 15, 2007. The results of operations for the first quarter of fiscal 2007 are not indicative of the results to be expected for the entire fiscal year or any future periods.

Capitalized Software Costs for Internal Use

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized computer software costs consist of purchased software licenses and implementation and consulting costs for certain projects that qualify for capitalization. Costs related to preliminary project assessment, research and development, re-engineering, training and application management are all expensed as incurred. The Company capitalized costs for a new enterprise resource planning software system (“ERP System”) of $4.8 million and $3.8 million as of March 31, 2007 and December 31, 2006, respectively. Upon being placed in service, these costs are being depreciated over an estimated useful life of 5 years.

Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company has unrecognized tax benefits of approximately $5.7 million as of January 1, 2007, of which $4.5 million if recognized would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase of its unrecognized tax benefits of approximately $0.9 million as of March 31, 2007. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since inception.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2007
Short-term investments:
Commercial paper	$40,000	$—	$(35)	$39,965
Auction rate securities	112,800	—	—	112,800
U.S. corporate debt	39,878	18	(84)	39,812
Government-sponsored enterprises	29,460	3	(96)	29,367

Total short-term investments	$222,138	$21	$(215)	$221,944

Long-term investments:
U.S. corporate debt	$73,198	$145	$(181)	$73,162
Government-sponsored enterprises	33,492	11	(41)	33,462
Publicly-traded equity securities	896	2,607	—	3,503

Total long-term investments	$107,586	$2,763	$(222)	$110,127

Total short and long-term investments	$329,724	$2,784	$(437)	$332,071

December 31, 2006
Short-term investments:
Commercial paper	$60,395	$—	$(72)	$60,323
Auction rate securities	82,250	—	—	82,250
U.S. corporate debt	39,076	—	(149)	38,927
U.S. government debt	1,999	—	(4)	1,995
Government-sponsored enterprises	21,985	—	(127)	21,858

Total short-term investments	$205,705	$—	$(352)	$205,353

Long-term investments:
U.S. corporate debt	$60,700	$56	$(256)	$60,500
Government-sponsored enterprises	27,998	9	(93)	27,914
Publicly-traded equity securities	896	1,243	—	2,139

Total long-term investments	$89,594	$1,308	$(349)	$90,553

Total short and long-term investments	$295,299	$1,308	$(701)	$295,906

The following is a summary of the amortized cost and estimated fair value of investments, excluding publicly-traded equity securities, at March 31, 2007, by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$222,138	$221,944
Mature in one to five years	106,690	106,624

Total	$328,828	$328,568

For the three months ended March 31, 2007 and 2006, no realized gains or losses were recognized on the sale of investments. As of March 31, 2007 and December 31, 2006, unrealized gains, net of tax of $1.4 million and $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	March 31, 2007	December 31, 2006
Inventory
Raw materials	$9,727	$9,389
Work-in-process	2,768	2,051
Finished goods	13,766	12,855

Total	$26,261	$24,295

Other accrued liabilities, current
Taxes payable	$508	$3,044
Restructuring reserve	334	127
Other	9,102	8,754

Total other accrued liabilities, current	$9,944	$11,925

Taxes payable	$2,509	$—
Other	1,366	1,418

Total long-term liabilities	$3,875	$1,418

NOTE 5. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income, as reported	$23,802	$14,458
Other comprehensive income:
Foreign currency translation adjustments	(18)	(23)
Change in unrealized gain on available-for-sale securities, net of tax	808	(47)

Comprehensive income	$24,592	$14,388

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2007	December 31, 2006
Accumulated net unrealized gain on available-for-sale securities, net of tax	$1,408	$599
Foreign currency translation adjustments	88	106

Total accumulated other comprehensive income	$1,496	$705

Warrants

In conjunction with the Computer Motion acquisition in June 2003, the Company assumed warrants to purchase 724,729 shares of common stock at a weighted average exercise price of $20.52 per share. The warrants were fully vested and immediately exercisable. Warrants for 79,306 shares of common stock were exercised at a weighted average price of $12.84 and warrants for 7,843 shares of common stock expired during the first quarter of 2007. There are no remaining warrants outstanding.

Stock Option Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods.

A summary of stock option activity under the Plans for the three months ended March 31, 2007 is presented as follows:

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2006 (with 1,729,923 options exerciseable at a weighted-average exercise price of $32.90 per share)	6,266,143	3,427,685	$50.10
Options granted	(813,420)	813,420	112.31
Options exercised	—	(222,379)	23.88
Options canceled/expired	26,307	(27,436)	77.24

Balance at March 31, 2007 (with 1,715,255 options exerciseable at a weighted-average exercise price of $36.59 per share)	5,479,030	3,991,290	$64.06

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases. Stock-based compensation expense for stock options and employee stock purchases granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For awards granted prior to, but not vested, as of January 1, 2006, stock-based compensation expense was based on the grant-date fair value, previously estimated, using the Black-Scholes valuation model, in accordance with the original provisions of SFAS 123. The Company recognizes the stock-based compensation expense on a straight-line basis over the requisite service period of the award, which generally equals the vesting period of each grant.

The fair value of each option grant and the fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	STOCK OPTIONS		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Average risk free interest rate	4.68%	4.50%	5.06%	4.59%
Average expected term (years)	5.2	5.0	1.3	1.3
Average expected volatility	38%	55%	40%	51%
Weighted average fair value at grant date	$46.79	$56.45	$33.34	$52.64
Total stock-based compensation expense (000's)	$7,386	$4,540	$719	$524

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option or ESPP offering date.

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns. The expected life used for the employee stock purchase plan is based on the six-month purchase periods within each twenty-four-month offering period.

Expected Volatility: The Company uses a blend of historical volatility and market-based implied volatility. Market-based implied volatility is derived based on one-year traded options on the Company’s common stock. The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on the Company’s stock and term of such options. Due to sufficient volume of the traded options, during the three months ended March 31, 2007 and 2006, the Company used, in accordance with SAB 107, 100% market-based implied volatility. The selection of the implied volatility approach was based upon the availability of traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

As stock-based compensation expense recognized in the unaudited Condensed Consolidated Statements of income for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The effect of recording stock-based compensation expense for the three months ended March 31, 2007 and 2006 is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Cost of sales - products	$724	$471
Cost of sales - services	477	296

Total cost of sales	1,201	767
Selling, general and administrative	5,214	3,199
Research and development	1,690	1,098

Stock-based compensation expense before income tax benefit	8,105	5,064
Income taxes	2,767	2,004

Stock-based compensation expense after income taxes	$5,338	$3,060

Effect on:
Net income per share - Basic and Diluted	$0.14	$0.08

As of March 31, 2007, approximately $91.4 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average period of 3.2 years. Unrecognized compensation costs associated with the employee stock purchases as of March 31, 2007 is approximately $4.3 million and is expected to be recognized over a weighted average period of 1.8 years.

Net cash proceeds from the exercise of stock options were approximately $5.3 million and $2.8 million for the three-month periods ended March 31, 2007 and 2006, respectively. Net cash proceeds from shares issued under the Employee Stock Purchase Plan for the three-month periods ended March 31, 2007 and 2006, was $3.3 million and $2.4 million, respectively.

NOTE 6. RESTRUCTURING CHARGES

In January 2007, the Company announced that it is closing its operations in France and moving its international headquarters to Switzerland. The Company believes this restructuring will streamline its international operations and optimize its tax structure for the long term. The Company anticipates incurring restructuring costs of approximately $820,000 through the end of 2009, primarily relating to employee severance arrangements, relocation costs and lease termination costs.

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded employee severance costs of approximately $266,000 in selling, general and administrative expenses during the three months ended March 31, 2007 and as of March 31, 2007, no payments have been made. As employees are generally required to render service through their termination dates, a portion of their severance payments will be recognized ratably over the future service periods. In addition, the Company expects to record excess facilities costs on the cease use date of the facilities. The Company expects to incur the remaining charges of approximately $554,000 and make the related payments through the end of fiscal 2009.

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

Income tax expense for the quarter ended March 31, 2007 was $15.1 million, or 38.9% of pre-tax income, compared to $9.5 million, or 39.6% of pre-tax income for the three months ended March 31, 2006. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits generated in 2007 and domestic production deductions expected to be generated in 2007, which the Company did not benefit from in the past due to utilization of net operating losses. The effective tax rate for the first quarter of 2006 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes.

NOTE 8. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net income	$23,802	$14,458

Basic:
Weighted-average shares outstanding	37,289	36,379

Basic net income per share	$0.64	$0.40

Diluted:
Weighted-average shares outstanding used in basic calculation	37,289	36,379
Add common stock equivalents	1,109	1,445

Weighted-average shares used in computing diluted net income per share	38,398	37,824

Diluted net income per share	$0.62	$0.38

Employee stock options to purchase approximately 1,868,106 and 890,780 shares for the three months ended March 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, "Intuitive Surgical", "Intuitive", the "Company", "we", "us", and "our" refer to Intuitive Surgical, Inc.

This management's discussion and analysis of financial condition as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects”, “believes”, “anticipates”, “plans”, “expects”, “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instrument, accessory, service, and training revenue. The da Vinci Surgical System sells for approximately $1.0 million to $1.7 million, depending on configuration, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service and customer training. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $150,000 per year, depending on configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than capital revenue. Over the past five years, revenue generated from the sale of instruments and accessories, service and training increased from 22% of revenue in 2002 to 45% of revenue in 2006. Recurring revenue for the three months ended March 31, 2007 was $58.1 million, or 51% of total revenue.

We expect recurring revenue to become a larger percentage of total revenue in the future.

2007 Business Events and Trends

Introduction. We experienced rapid growth during 2006 and through the first quarter of 2007, which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

First Quarter 2007 Financial Highlights

•	Revenue grew 48% to $114.2 million during the first quarter of 2007 from $77.3 million during the first quarter of 2006.

•	Instruments and accessories revenue grew 73% to $40.3 million during the first quarter of 2007 from $23.3 million during the first quarter of 2006.

•	Recurring revenue grew 66.4% to $58.1 million from $34.9 million during the first quarter of 2006.

•	We sold 44 da Vinci Surgical Systems during the first quarter of 2007, an increase of 26% compared to 35 in the first quarter of 2006.

•	As of March 31, 2007, we had a da Vinci Surgical System installed base of 602 systems, 461 in North America, 101 in Europe, and 40 in the rest of the world.

•

Operating income increased by 58% to $34.3 million, or 30% of revenue, during the first quarter of 2007 from $21.7 million, or 28% of revenue during the first quarter of 2006. Operating income includes $8.1 million and $5.1 million during the first quarter of 2007 and 2006, respectively, of stock-based compensation expense for the estimated value of employee stock options and stock purchases.

•

Our business continues to demonstrate the ability to generate significant positive cash flow while supporting our rapid business growth. Cash, cash equivalents, and investments increased by $54.5 million from the fourth quarter of 2006, as we ended the first quarter of 2007 with $384.8 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy and the da Vinci Hysterectomy. During 2006 and the first quarter of 2007, da Vinci Prostatectomy procedures represented more than half of all the da Vinci surgical procedures. da Vinci Prostatectomy procedures are expected to grow more than 50% from 2006 to 2007. The da Vinci Hysterectomy procedure was our fastest growing procedure from a percentage growth standpoint in 2006 and the first quarter 2007, and it is expected to grow more than 150% from 2006 to 2007.

Regulatory Clearances

We believe that we have obtained all of the clearances required to market our products to our targeted surgical specialties within the United States. The following table lists chronologically our FDA clearances to date:

•	July 2000 - General laparoscopic procedures

•	March 2001 - Non-cardiac thoracoscopic procedures

•	May 2001 - Prostatectomy procedures

•	November 2002 - Cardiotomy procedures

•	July 2004 - Cardiac revascularization procedures

•	March 2005 - Urologic surgical procedures

•	April 2005 - Gynecologic surgical procedures

•	June 2005 - Pediatric surgical procedures

New Products

In January 2007, we launched the high definition (HD), vision system in the United States. The HD vision system provides 20% more viewing area and enhances visualization of tissue planes and critical anatomy compared with our standard vision system. The digital zoom feature in the 3-D HD vision system allows surgeons to magnify the surgical field of view without adjusting endoscope position and reduces interference between the endoscope and instruments. We believe the new 3-D HD vision system will enable improved surgical outcomes. The 3-D HD vision is available as an option on new da Vinci S Surgical Systems and as an upgrade option to our existing customers who own a da Vinci S Surgical System. During the first quarter of 2007, 21 of the 33 da Vinci S systems sold in the United States were the 3-D HD systems. In addition, we sold two 3-D HD vision system upgrades.

International Reorganization

In January 2007, we announced plans to restructure our international operations. We plan to close our international headquarters located in France and re-establish our international headquarters in Switzerland. We believe this reorganization will streamline our international operations and optimize our tax structure for the long term. We do not anticipate realizing benefits from the lower tax rates until fiscal 2008 at the earliest. The current reorganization plan will result in costs for relocation of the European operations and certain employees, severance of certain employees, the set-up of new facilities and information technology infrastructure, and other costs associated with the transition. Based upon the plan, we expect to incur reorganization costs of approximately $2.0 million in 2007. Expenses incurred during the first quarter 2007 were approximately $0.6 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of income information (in thousands):

	Three months Ended
	March 31, 2007	% of total revenue	March 31, 2006	% of total revenue
Revenue:
Products	$96,449	84%	$65,668	85%
Services	17,780	16%	11,590	15%

Total revenue	114,229	100%	77,258	100%

Cost of revenue:
Products	29,106	25%	19,921	26%
Services	8,615	8%	5,656	7%

Total cost of revenue	37,721	33%	25,577	33%

Products gross profit	67,343	59%	45,747	59%
Services gross profit	9,165	8%	5,934	8%

Gross profit	76,508	67%	51,681	67%

Operating costs and expenses:
Selling, general, and administrative	33,945	30%	23,810	31%
Research and development	8,224	7%	6,145	8%

Total operating costs and expenses	42,169	37%	29,955	39%

Income from operations	34,339	30%	21,726	28%

Interest and other income, net	4,608	4%	2,201	3%

Income before taxes	38,947	34%	23,927	31%
Income tax expense	15,145	13%	9,469	12%

Net income	$23,802	21%	$14,458	19%

Total Revenue

Overall revenue increased to $114.2 million for the three months ended March 31, 2007 from $77.3 million for the three months ended March 31, 2006. First quarter of 2007 revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in all of our target procedures. da Vinci prostatectomy (dVP) has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence had indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency.

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

Revenue within the United States accounted for 82% of total revenue for the three months ended March 31, 2007 and 81% of revenue for the three months ended March 31, 2006. We believe domestic revenue accounted for the large majority of total revenue due primarily to the competitive nature of the domestic healthcare market. We also believe that at this stage, as we penetrate the early adopters of robotic surgery, revenue will continue to concentrate in the U.S. market, as U.S. hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. We expect that as adoption progresses and we reach standard of care for target procedures, international revenue will increase as a percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three months ended March 31, 2007 and 2006 (in millions, except unit sales):

	Three Months Ended March 31,
	2007	2006
Revenue
Instruments and accessories	$40.3	$23.3
Systems	56.1	42.4

Total product revenue	96.4	65.7
Services and training	17.8	11.6

Total revenue	$114.2	$77.3

Recurring revenue	$58.1	$34.9

% of total revenue	51%	45%
Domestic	$93.2	$62.7
International	21.0	14.6

Total revenue	$114.2	$77.3

da Vinci Surgical System unit sales	44	35

Product Revenue

Product revenue increased to $96.4 million for the three months ended March 31, 2007 from $65.7 million for the three months ended March 31, 2006. The $30.8 million (47%) increase was due to higher systems, instruments and accessories revenue.

Instruments and accessories revenue increased to $40.3 million for the three months ended March 31, 2007, up 73% compared to $23.3 million for the three months ended March 31, 2006. The increase resulted from a larger number of installed systems in 2007 and increased utilization per system.

Systems revenue increased to $56.1 million during the three months ended March 31, 2007 from $42.4 million during the three months ended March 31, 2006, primarily due to the growth in the number of systems reflecting adoption of robotic surgery and increased average selling price (ASPs) resulting from the higher priced da Vinci S and da Vinci HD Surgical Systems. We sold 44 da Vinci Surgical Systems during the three months ended March 31, 2007, compared to 35 systems sold during the three months ended March 31, 2006. The 44 systems sold during the three months ended March 31, 2007 consisted of 38 da Vinci S Surgical Systems, of which 21 systems were the 3-D HD systems, and 6 standard da Vinci Surgical Systems. In addition, we sold HD and fourth arm upgrades of $1.1 million during the three months ended March 31, 2007 compared to $0.3 million of fourth arm upgrades during the three months ended March 31, 2006. The average revenue recognized per da Vinci system was $1.25 million during the three months ended March 31, 2007, compared to $1.18 million during the three months ended March 31, 2006.

Service and Training Revenue

Service and training revenue increased to $17.8 million for the three months ended March 31, 2007 from $11.6 million for the three months ended March 31, 2006. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher first quarter of 2007 system service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract.

There were approximately 559 systems under service contract entering the first quarter of 2007 generating an average of $32,000 per system for the quarter, compared to 394 systems entering the first quarter of 2006 generating an average of $29,000 per system for the quarter. The increase in service revenue per system was driven by a higher percentage of four-arm da Vinci Systems and da Vinci S Surgical Systems in the first quarter of 2007 installed base, which typically carry a higher contractual service rate than three-arm systems.

Gross Profit

Product gross profit during the three months ended March 31, 2007 was $67.3 million, or 70% of product revenue, compared to $45.7 million, or 70% of product revenue, during the three months ended March 31, 2006. The higher first quarter of 2007 product gross profit was driven by higher 2007 product revenue, as described above. First quarter product gross profit, for 2007 and 2006 included $0.7 and $0.5 million of stock-based compensation expense, respectively.

Service gross profit during the three months ended March 31, 2007 was $9.2 million, or 52% of service revenue, compared to $5.9 million, or 51% during the three months ended March 31, 2006. The higher first quarter of 2007 service gross profit was driven by higher service revenue, as described above. First quarter service gross profit, for 2007 and 2006 included $0.5 and $0.3 million of stock-based compensation expense, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $33.9 million, up 43% from $23.8 million for the three months ended March 31, 2006. The increase is due to higher commissions related to higher revenue levels, increased headcount, particularly in our sales group, international reorganization costs and increased stock-based compensation expense. Stock-based compensation expense charged to sales, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $5.2 million and $3.2 million, respectively. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended March 31, 2007 were $8.2 million, compared to $6.1 million for the three months ended March 31, 2006. The increase is due to the growth in our research and development organization, higher prototype expenses, and stock-based compensation expense. Stock-based compensation expense charged to research and development expense for the three months ended March 31, 2007 and 2006 were $1.7 million and $1.1 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expense will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, comprised mostly of interest income, was $4.6 million for the three months ended March 31, 2007, compared to $2.2 million for the three months ended March 31, 2006. Interest income was $4.3 million for the three months ended March 31, 2007, compared to $2.0 million during the three months ended March 31, 2006. The increase resulted primarily from higher interest income earned on higher first quarter of 2007 cash and investment balances and higher first quarter of 2007 interest rates.

Income Tax Expense

Income tax expense for the three months ended March 31, 2007 was $15.1 million, or 38.9% of pre-tax income, compared to $9.5 million, or 39.6% of pre-tax income for the three months ended March 31, 2006. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, partially offset by research and development credits generated in 2007, and domestic production deductions which the Company did not benefit from in the past due to utilization of net operating losses. The effective tax rate for the first quarter of 2006 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $330.3 million at December 31, 2006 to $384.8 million at March 31, 2007. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2007	2006
Net cash provided by (used in) (in thousands)
Operating activities	33,369	16,116
Investing activities	(37,131)	(22,875)
Financing activities	22,127	6,468

Effect of exchange rates on cash and cash equivalents	—	(1)

Net increase (decrease) in cash and cash equivalents	18,365	(292)

Operating Activities

For the three months ended March 31, 2007, cash flow from operations of $33.4 million exceeded our net income of $23.8 million mainly due to non-cash charges in the form of stock-based compensation, taxes, depreciation and amortization of long-lived assets of approximately $11.9 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other current liabilities. Accounts receivable decreased $4.2 million or 5% in the first quarter of 2007 resulting from cash collections on sales. Inventory increased $2.0 million or 8% in the first quarter of 2007 due to increased sales volume. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $2.6 million or 7% in the first quarter of 2007, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other current liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased $6.2 million or 14% in the first quarter of 2007 primarily due to the payment of 2006 incentive compensation during the three months ended March 31, 2007. Other accrued liabilities fluctuate with changes in the volume of our business and the timing of vendor payments.

For the three months ended March 31, 2006, cash flow from operations of $16.1 million exceeded our net income of $14.5 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $15.2 million.

2.	We experienced rapid growth in our business with revenues increasing 86% during the three months ended March 31, 2006 from the three months ended March 31, 2005. This growth requires investment in working capital, particularly accounts receivable and inventory. Our net investment in working capital and other operating assets totaled $13.6 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2007 and 2006 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $34.4 million and $18.8 million, respectively, and purchases of property and equipment and licensing of patents of $2.7 million and $4.1 million, respectively. Our investments are in U.S. government notes and bonds, corporate notes and bonds, commercial paper and auction rate securities, and generated approximately

4.9% interest in the first quarter of 2007. We are not a capital-intensive business. Our purchases of property and equipment during the three months ended March 31, 2007 related mainly to facilities and information technology infrastructure to support capacity expansion in our business.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2007 consisted primarily of proceeds from stock options and warrants exercises of $9.7 million and excess tax benefits from stock-based compensation of $12.5 million. Net cash flows provided by financing activities in the first quarter of 2006 consisted primarily of proceeds from stock options and warrants exercises of $6.5 million.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and there have been no material changes other than to the income taxes policy discussed below .

Our accounting policy for income taxes was recently modified due to the adoption of FIN 48 and is described below.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional quantitative and qualitative disclosures about market risk affecting our Company, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes in the market risk affecting us since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. At March 31, 2007, our cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. Our investments consisted of municipal bonds, federal agency bonds, commercial paper and related securities. We did not hold any derivative financial instruments. Our interest income is sensitive to changes in the general level of interest rates and the changes can affect the interest earned on our investments.

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

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies”, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

(Registrant)

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer

Date: April 23, 2007

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