Form 10-Q
period 2007-06-30
INTUITIVE SURGICAL INC
filed 2007-07-20
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The Registrant had 37,759,349 shares of Common Stock, $0.001 par value per share, outstanding as of July 13, 2007.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2007	December 31, 2006
		(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$65,712	$34,390
Short-term investments	240,174	205,353
Accounts receivable, net	105,649	94,680
Inventory	24,040	24,295
Prepaids	11,328	6,328
Deferred tax assets	8,597	9,405

Total current assets	455,500	374,451
Property, plant and equipment, net	62,040	59,939
Long-term investments	141,626	90,553
Long-term deferred tax assets	25,521	22,272
Intangible assets, net	4,955	5,814
Goodwill	118,207	118,240
Other assets	849	521

Total assets	$808,698	$671,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,214	$11,092
Accrued compensation and employee benefits	20,453	21,091
Deferred revenue	42,301	36,559
Other accrued liabilities	12,471	11,925

Total current liabilities	91,439	80,667
Long-term liabilities	5,910	1,418

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 37,749 and 37,093 shares issued and outstanding as of June 30, 2007 and December 31, 2006	38	37
Additional paid-in capital	606,652	537,943
Retained earnings	103,437	51,020
Accumulated other comprehensive income	1,222	705

Total stockholders’ equity	711,349	589,705

Total liabilities and stockholders’ equity	$808,698	$671,790

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Products	$119,885	$74,211	$216,334	$139,880
Services	20,364	12,814	38,144	24,403

Total revenue	140,249	87,025	254,478	164,283
Cost of revenue:
Products	35,656	21,869	64,762	41,791
Services	10,485	6,179	19,100	11,835

Total cost of revenue	46,141	28,048	83,862	53,626

Gross profit	94,108	58,977	170,616	110,657

Operating expenses:
Selling, general, and administrative	38,883	27,265	72,828	51,075
Research and development	10,192	7,205	18,416	13,351

Total operating expenses	49,075	34,470	91,244	64,426

Income from operations	45,033	24,507	79,372	46,231
Interest and other income, net	5,232	3,255	9,840	5,458

Income before taxes	50,265	27,762	89,212	51,689
Income tax expense	19,602	11,080	34,747	20,549

Net income	$30,663	$16,682	$54,465	$31,140

Earnings per share:
Basic	$0.81	$0.45	$1.45	$0.85

Diluted	$0.79	$0.44	$1.41	$0.82

Shares used in computing earnings per share:
Basic	37,636	36,684	37,463	36,532

Diluted	38,657	38,124	38,528	37,974

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income	$54,465	$31,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,061	3,482
Amortization of intangible assets	859	881
Deferred income taxes	(3,907)	12,894
Income tax benefits from employee stock option plans and acquisition	31,909	603
Excess tax benefit from stock-based compensation	(28,971)	(5,533)
Share-based compensation expense	17,456	11,525
Changes in operating assets and liabilities:
Accounts receivable	(10,967)	(17,701)
Inventory	290	(9,355)
Prepaids and other assets	(5,210)	(1,915)
Accounts payable	5,109	(2,199)
Accrued compensation and employee benefits	(629)	(1,725)
Deferred revenue	6,007	5,264
Other accrued liabilities	2,249	8,480

Net cash provided by operating activities	73,721	35,841
Investing Activities:
Purchase of investments	(262,888)	(121,217)
Proceeds from sales and maturities of investments	178,330	105,918
Acquisition of property and equipment	(7,103)	(9,975)
Licensing of patents	—	(2,200)

Net cash used in investing activities	(91,661)	(27,474)
Financing Activities:
Proceeds from issuance of common stock, net	20,257	11,620
Excess tax benefit from stock-based compensation	28,971	5,533

Net cash provided by financing activities	49,228	17,153

Effect of exchange rate changes on cash and cash equivalents	34	33

Net increase in cash and cash equivalents	31,322	25,553
Cash and cash equivalents, beginning of period	34,390	5,508

Cash and cash equivalents, end of period	$65,712	$31,061

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed on February 15, 2007. The results of operations for the first half of fiscal 2007 are not indicative of the results to be expected for the entire fiscal year or any future periods.

Capitalized Software Costs for Internal Use

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized computer software costs consist of purchased software licenses and implementation and consulting costs for certain projects that qualify for capitalization. Costs related to preliminary project assessment, research and development, re-engineering, training and application management are all expensed as incurred. The Company capitalized costs for a new enterprise resource planning software system (“ERP System”) of $5.1 million and $3.8 million as of June 30, 2007 and December 31, 2006, respectively. Upon being placed in service, these costs are being depreciated over an estimated useful life of 5 years.

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

As of June 30, 2007, the Company has unrecognized tax benefits of approximately $7.8 million compared with approximately $5.7 million as of January 1, 2007, representing an increase of approximately $2.1 million for the first six months of 2007. Of the total unrecognized tax benefits, $6.6 million if recognized would reduce our effective tax rate in the period of recognition. Interest and penalties are immaterial and are included in the unrecognized tax benefits. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since inception.

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

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2007
Short-term investments:
Commercial paper	$32,250	$—	$(23)	$32,227
Auction rate securities	56,875	—	(30)	56,845
U.S. corporate debt	59,258	9	(213)	59,054
Government-sponsored enterprises	92,100	—	(52)	92,048

Total short-term investments	$240,483	$9	$(318)	$240,174

Long-term investments:
U.S. corporate debt	$92,083	$5	$(370)	$91,718
Government-sponsored enterprises	46,490	—	(83)	46,407
Publicly-traded equity securities	896	2,605		3,501

Total long-term investments	$139,469	$2,610	$(453)	$141,626

Total short and long-term investments	$379,952	$2,619	$(771)	$381,800

December 31, 2006
Short-term investments:
Commercial paper	$60,395	$—	$(72)	$60,323
Auction rate securities	82,250	—	—	82,250
U.S. corporate debt	39,076	—	(149)	38,927
U.S. government debt	1,999	—	(4)	1,995
Government-sponsored enterprises	21,985	—	(127)	21,858

Total short-term investments	$205,705	$—	$(352)	$205,353

Long-term investments:
U.S. corporate debt	$60,700	$56	$(256)	$60,500
Government-sponsored enterprises	27,998	9	(93)	27,914
Publicly-traded equity securities	896	1,243	—	2,139

Total long-term investments	$89,594	$1,308	$(349)	$90,553

Total short and long-term investments	$295,299	$1,308	$(701)	$295,906

For the three and six months ended June 30, 2007 and 2006, realized gains or losses recognized on the sale of investments were not material. As of June 30, 2007 and December 31, 2006, unrealized gains net of tax, of $1.1 million and $0.6 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

The following is a summary of the amortized cost and estimated fair value of investments, excluding publicly-traded equity securities, at June 30, 2007, by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$240,483	$240,174
Mature in one to three years	138,573	138,125

Total	$379,056	$378,299

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	June 30, 2007	December 31, 2006
Inventory
Raw materials	$10,003	$9,389
Work-in-process	2,131	2,051
Finished goods	11,906	12,855

Total	$24,040	$24,295

NOTE 5. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income, as reported	$30,663	$16,682	$54,465	$31,140
Other comprehensive income:
Foreign currency translation adjustments	21	(24)	3	(47)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(295)	(88)	514	(135)

Comprehensive income	$30,389	$16,570	$54,982	$30,958

The components of accumulated other comprehensive income are as follows (in thousands):

	June, 30 2007	December, 31 2006
Accumulated net unrealized gain on available-for-sale securities, net of tax	$1,113	$599
Foreign currency translation adjustments	109	106

Total accumulated other comprehensive income	$1,222	$705

Warrants

In conjunction with the Computer Motion acquisition in June 2003, the Company assumed warrants to purchase 724,729 shares of common stock at a weighted average exercise price of $20.52 per share. The warrants were fully vested and immediately exercisable. Warrants for 79,306 shares of common stock were exercised at a weighted average price of $12.84 and warrants for 7,843 shares of common stock expired during the first quarter of fiscal 2007. There are no remaining warrants outstanding.

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

A summary of stock option activity under the Plans for the six months ended June 30, 2007 is presented as follows:

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2006 (with 1,729,923 options exercisable at a weighted-average exercise price of $32.90 per share)	3,420,587	$53.46
Options authorized	—	—
Options granted	908,297	114.39
Options exercised	(508,624)	31.21
Options canceled/expired	(124,723)	92.87

Balance at June 30, 2007 (with 1,633,233 options exerciseable at a weighted-average exercise price of $40.88 per share)	3,695,537	$70.17

Employee Stock Purchase Plan (ESPP)

Under the Employee Stock Purchase Plan, employees purchased approximately 68,000 shares for $3.3 million in the first quarter of 2007.

Stock-based Compensation

The following table summarizes stock-based compensation charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales—products	$882	$650	$1,607	$1,121
Cost of sales—services	622	360	1,099	657

Total cost of sales	1,504	1,010	2,706	1,778
Selling, general and administrative	5,820	4,092	11,034	7,291
Research and development	2,026	1,359	3,716	2,456

Stock-based compensation expense before income tax benefit	9,350	6,461	17,456	11,525
Income tax benefit	3,359	2,087	6,126	4,091

Stock-based compensation expense after income taxes	$5,991	$4,374	$11,330	$7,434

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s employee purchase plan as well as the weighted average assumptions used in calculating these values during the three and six months ended June 30, 2007, were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock Options
Average risk free interest rate	4.67%	5.00%	4.59%	4.78%
Average expected term (years)	5.2	5.0	5.2	5.0
Average expected volatility	35%	50%	36%	52%
Weighted average fair value at grant date	$51.93	$55.30	$47.12	$56.45

ESPP
Average risk free interest rate			5.06%	4.59%
Average expected term (years)			1.3	1.3
Average expected volatility			40%	51%
Weighted average fair value at grant date			$33.34	$52.64

There were no new ESPP offering periods during the three months ended June 30, 2007 and 2006.

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

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded restructuring charges of approximately $390,000 and $655,000 during the three and six months ended June 30, 2007 relating mainly to employee severance costs and lease termination costs. As of June 30, 2007, approximately $245,000 remains to be paid and the Company expects to pay this by the end of fiscal 2007. The Company expects to incur the remaining charges of approximately $165,000 and make the related payments through the end of fiscal 2009.

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

Income tax expense for the three months ended June 30, 2007 was $19.6 million, or 39.0% of pre-tax income, compared with $11.1 million, or 39.9% of pre-tax income for the three months ended June 30, 2006. Income tax expense for the six months ended June 30, 2007 was $34.7 million, or 38.9% of pre-tax income, compared with $20.5 million, or 39.8% of pre-tax income for the six months ended June 30, 2006. The effective tax rate for the three and six months ended June 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits generated in 2007 and domestic production deductions expected to be generated in 2007, which the Company did not benefit from in the past due to utilization of net operating losses. The effective tax rate for the three and six months ended June 30, 2006 differs from the federal statutory rate primarily due to state income taxes.

NOTE 8. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$30,663	$16,682	$54,465	$31,140

Weighted-average shares outstanding—Basic	37,636	36,684	37,463	36,532
Dilutive effect of employee stock option plans	1,021	1,440	1,065	1,442

Weighted-average shares outstanding—Diluted	38,657	38,124	38,528	37,974

Basic earnings per share	$0.81	$0.45	$1.45	$0.85

Diluted earnings per share	$0.79	$0.44	$1.41	$0.82

Employee stock options to purchase approximately 1,215,933 and 961,130 shares for the three months ended June 30, 2007 and 2006, respectively, and 1,634,593 and 657,000 shares for the six months ended June 30, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instrument, accessory, service, and training revenue. The da Vinci Surgical System generally sells for approximately $1.0 million to $1.7 million, depending on configuration, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service and customer training. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $150,000 per year, depending on configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Over the past five years, revenue generated from the sale of instruments and accessories, service and training increased from 22% of revenue in 2002 to 45% of revenue in 2006. Recurring revenue for the three months ended June 30, 2007 was $66.1 million, or 47% of total revenue and for the six months ended June 30, 2007 was $124.2 million, or 49% of total revenue. We expect recurring revenue to become a larger percentage of total revenue in the future.

Regulatory Clearances

We believe that we have obtained clearances required to market our products to our targeted surgical specialties within the United States. As we make additions to target procedures, we will continue to obtain the necessary clearances. The following table lists chronologically our FDA clearances to date:

•	July 2000 – General laparoscopic procedures

•	March 2001 – Non-cardiac thoracoscopic procedures

•	May 2001 – Prostatectomy procedures

•	November 2002 – Cardiotomy procedures

•	July 2004 – Cardiac revascularization procedures

•	March 2005 – Urologic surgical procedures

•	April 2005 – Gynecologic surgical procedures

•	June 2005 – Pediatric surgical procedures

2007 Business Events and Trends

Introduction. We experienced rapid growth during 2006 and through the second quarter of 2007, which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

Second Quarter 2007 Financial Highlights

•	Total revenue grew 61% to $140.2 million from $87.0 million during the second quarter of 2006.

•	Recurring revenue grew 70% to $66.1 million from $38.9 million during the second quarter of 2006.

•	Instruments and accessories revenue grew 76% to $45.8 million from $26.1 million during the second quarter of 2006.

•	We sold 56 da Vinci Surgical Systems during the second quarter of 2007, an increase of 44% compared with 39 in the second quarter of 2006.

•	As of June 30, 2007, we had a da Vinci Surgical System installed base of 656 systems—504 in North America, 108 in Europe, and 44 in the rest of the world.

•

Operating income increased by 84% to $45.0 million, or 32% of revenue from $24.5 million, or 28% of revenue, during the second quarter of 2006. Operating income included $9.4 million and $6.5 million during the second quarter of 2007 and 2006, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•

Our business continues to demonstrate the ability to generate positive cash flow while supporting our business growth. Cash, cash equivalents, and investments increased by $62.7 million, including $10.6 million of proceeds from stock option exercises, from the first quarter of 2007, as we ended the second quarter of 2007 with $447.5 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy and the da Vinci Hysterectomy (dVH). During 2006 and the first half of 2007, da Vinci Prostatectomy procedures represented more than half of all the da Vinci surgical procedures. We expect da Vinci Prostatectomy procedures to grow more than 65% from 2006 to 2007. The dVH procedure was our fastest growing procedure from a percentage growth standpoint in 2006 and the first half of 2007, and it is expected to grow more than 175% from 2006 to 2007.

New Products

In January 2007, we launched the high definition (HD) vision system in the United States. The HD vision system provides 20% more viewing area and enhances visualization of tissue planes and critical anatomy compared with our standard vision system. The digital zoom feature in the 3-D HD vision system allows surgeons to magnify the surgical field of view without adjusting endoscope position and reduces interference between the endoscope and instruments. We believe the new 3-D HD vision system will enable improved surgical outcomes. The 3-D HD vision is available as an option on new da Vinci S Surgical Systems and as an upgrade option to our existing customers who own a da Vinci S Surgical System. During the second quarter of 2007, 36 of the 44 da Vinci S systems sold in North America were 3-D HD systems. In addition, we sold eight 3-D HD vision system upgrades. We launched the 3-D HD vision system for our international customers in May 2007 and one of the twelve da Vinci S systems sold outside North America was a 3D HD system. We do not expect 3D HD upgrades to comprise a significant portion of revenue in the future.

During the second quarter of 2007, we launched the following products: 3-arm da Vinci S Surgical System, Vision Cart Touchscreen and 8mm Bladeless Obturator.

The 3-arm da Vinci S Surgical System shares the same core functionality of the da Vinci S Surgical System including a streamlined interface, a motorized patient cart, quick-click cannula mounts and single-use sterile adapters for rapid instrument exchange. The 3-arm da Vinci S Surgical System includes a standard definition 3D vision system and a patient-side cart with two instrument arms. The 3-arm da Vinci S Surgical System is an addition to the da Vinci S product line and can be upgraded in the future to the full capability of a 4-arm da Vinci S system with HD vision.

The da Vinci S Vision Cart Touchscreen features a 19-inch mounted monitor with microphone and a speaker mounted in the Vision Cart. The 19-inch high-resolution monitor provides a large, detailed image, with position handles and a flexible extension arm with a wide range of motion. The Vision Cart Touchscreen has the same functions as the patient-side touchscreen. The new touchscreen can be used in the sterile field (with drape) or non-sterile field. The Vision Cart Touchscreen is included in the da Vinci S Surgical System and available as an upgrade option to our existing customers who own a da Vinci S Surgical System.

The 8 mm Bladeless Obturator is an asymmetric tip design that allows for efficient and controlled peritoneal access with minimal downward pressure. It also creates a tight non-linear incision, which helps keep the cannula in place and aides in closure. The 8mm Bladeless Obturator is an addition to the existing obturator line.

International Reorganization

In January 2007, we announced plans to restructure our international operations. During the second quarter of 2007, we moved our international headquarters from France to Switzerland. We believe this reorganization will streamline our international operations and optimize our tax structure for the long term. We do not anticipate realizing benefits from the lower tax rates until fiscal 2008 at the earliest. The current reorganization plan will result in costs for relocation of the European operations and certain employees, severance of certain employees, the set-up of new facilities and information technology infrastructure, and other costs associated with the transition. Based upon the plan, we expect to incur reorganization costs of approximately $2.0 million in 2007. Expenses incurred during the three months and six months ended June 30, 2007 were approximately $1.2 million and $1.8 million, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of income information (in thousands):

	Three months Ended				Six months Ended
	June 30 2007	% of total revenue	June 30, 2006	% of total revenue	June 30 2007	% of total revenue	June 30, 2006	% of total revenue
Revenue:
Products	$119,885	85%	$74,211	85%	$216,334	85%	$139,880	85%
Services	20,364	15%	12,814	15%	38,144	15%	24,403	15%

Total revenue	140,249	100%	87,025	100%	254,478	100%	164,283	100%

Cost of revenue:
Products	35,656	25%	21,869	25%	64,762	25%	41,791	25%
Services	10,485	7%	6,179	7%	19,100	8%	11,835	8%

Total cost of revenue	46,141	33%	28,048	32%	83,862	33%	53,626	33%

Products gross profit	84,229	60%	52,342	60%	151,572	60%	98,089	60%
Services gross profit	9,879	7%	6,635	8%	19,044	7%	12,568	7%

Gross profit	94,108	67%	58,977	68%	170,616	67%	110,657	67%

Operating expenses:
Selling, general, and administrative	38,883	28%	27,265	32%	72,828	29%	51,075	31%
Research and development	10,192	7%	7,205	8%	18,416	7%	13,351	8%

Total operating expenses	49,075	35%	34,470	40%	91,244	36%	64,426	39%

Income from operations	45,033	32%	24,507	28%	79,372	31%	46,231	28%
Interest and other income, net	5,232	4%	3,255	4%	9,840	4%	5,458	3%

Income before taxes	50,265	36%	27,762	32%	89,212	35%	51,689	31%
Income tax expense	19,602	14%	11,080	13%	34,747	14%	20,549	12%

Net income	$30,663	22%	$16,682	19%	$54,465	21%	$31,140	19%

Total Revenue

Total revenue increased to $140.2 million for the three months ended June 30, 2007 from $87.0 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, revenue increased to $254.5 million from $164.3 million for the six months ended June 30, 2006. First half of 2007 revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in all of our target procedures. da Vinci prostatectomy (dVP) has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. In 2006, dVH emerged as our fastest growing procedure on a percentage of growth basis. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays and a quicker return to normal daily activities.

Revenue within the United States accounted for 81% of total revenue for the three months and six months ended June 30, 2007 and 84% and 83% of total revenue for the three months and six months ended June 30, 2006, respectively. We believe domestic revenue accounts for the large majority of total revenue due primarily to the competitive nature of the domestic healthcare market. We also believe that at this stage, as we penetrate the early adopters of robotic surgery, revenue will continue to concentrate in the U.S. market, as U.S. hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. We expect that as adoption progresses and as we reach standard of care for target procedures, international revenue will increase as a percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and six months ended June 30, 2007 and 2006 (in millions, except unit sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue

Instruments and accessories	$45.8	$26.1	$86.1	$49.4
Systems	74.1	48.1	130.3	90.5

Total product revenue	119.9	74.2	216.4	139.9
Services and training	20.3	12.8	38.1	24.4

Total revenue	$140.2	$87.0	$254.5	$164.3

Recurring revenue	$66.1	$38.9	$124.2	$73.8

% of total revenue	47%	45%	49%	45%

Domestic	$113.5	$73.3	$206.2	$136.0
International	26.7	13.7	48.3	28.3

Total revenue	$140.2	$87.0	$254.5	$164.3

da Vinci Surgical System unit sales	56	39	100	74

Product Revenue

Product revenue increased to $119.9 million for the three months ended June 30, 2007 from $74.2 million for the three months ended June 30, 2006. The $45.7 million (62%) increase was due to higher volume of instruments and accessories, and systems sales.

Instruments and accessories revenue increased to $45.8 million for the three months ended June 30, 2007, up 76% compared with $26.1 million for the three months ended June 30, 2006. The increase is driven by a similar increase in procedures. Procedure growth occurred in all our targeted procedures with hysterectomy being the fastest growing on a percentage basis and prostatectomy being the largest procedure in volume. We also continue to experience increased utilization per installed system.

Systems revenue increased to $74.1 million during the three months ended June 30, 2007 from $48.1 million during the three months ended June 30, 2006, primarily due to the growth in the number of systems reflecting adoption of robotic surgery and increased average selling price (ASPs) resulting from the higher priced da Vinci S and da Vinci S HD Surgical Systems. We sold 56 da Vinci Surgical Systems during the three months ended June 30, 2007, including two systems that involved a trade-in, compared with 39 systems sold during the three months ended June 30, 2006. Of the 56 systems sold during the three months ended June 30, 2007, 37 were 3-D HD systems. In addition, we recognized revenue from HD and fourth arm upgrades of $1.1 million during the three months ended June 30, 2007 compared with $1.0 million of fourth arm upgrades during the three months ended June 30, 2006. The average revenue recognized per da Vinci system was $1.3 million during the three months ended June 30, 2007, compared with $1.2 million during the three months ended June 30, 2006.

Product revenue increased to $216.4 million for the six months ended June 30, 2007 from $139.9 million for the six months ended June 30, 2006. The $76.5 million (55%) increase was due to higher instruments and accessories, and systems revenue.

Instruments and accessories revenue increased to $86.1 million for the six months ended June 30, 2007, up 74% compared with $49.4 million for the six months ended June 30, 2006. The increase for the six months ended June 30, 2007 is the result of the same factors as the three months ended June 30, 2007.

Systems revenue increased to $130.3 million during the six months ended June 30, 2007 from $90.5 million during the six months ended June 30, 2006, primarily due to the growth in the number of systems reflecting adoption of robotic surgery and increased average selling price (ASPs) resulting from the higher priced da Vinci S and da Vinci S HD Surgical Systems. We sold 100 da Vinci Surgical Systems during the six months ended June 30, 2007, compared with 74 systems sold during the six months ended June 30, 2006. Of the 100 systems sold during the six months ended June 30, 2007, 58 were 3-D HD systems. In addition, we recognized revenue from HD and fourth arm upgrades of $2.2 million during the six months ended June 30, 2007 compared with $1.4 million of fourth arm upgrades during the six months ended June 30, 2006. The average revenue recognized per da Vinci system was $1.3 million during the six months ended June 30, 2007, compared with $1.2 million during the six months ended June 30, 2006.

Service and Training Revenue

Service and training revenue increased to $20.3 million for the three months ended June 30, 2007 from $12.8 million for the three months ended June 30, 2006. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher second quarter of 2007 service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were approximately 602 systems under service contract entering the second quarter of 2007 generating approximately $33,000 per system for the quarter, compared to approximately 428 systems entering the second quarter of 2006 generating approximately $29,000 per system for the quarter. The increase in service revenue per system was driven by a higher percentage of four-arm da Vinci Systems and da Vinci S Surgical Systems in the second quarter of 2007 installed base. da Vinci S Surgical Systems carry a higher contractual service rate than four-arm da Vinci Systems which in turn have higher contractual service rates than three-arm systems.

Service and training revenue increased to $38.1 million for the six months ended June 30, 2007 from $24.4 million for the six months ended June 30, 2006. Higher first half of 2007 service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. The increase in service revenue per system was driven by a higher percentage of four-arm da Vinci Systems and da Vinci S Surgical Systems in the second quarter of 2007 installed base.

Gross Profit

Product gross profit during the three and six months ended June 30, 2007 was $84.2 million, or 70% of product revenue and $151.6 million, or 70% of product revenue, respectively, compared with $52.3 million and $98.1 million during the three and six months ended June 30, 2006, respectively. The higher product gross profit was driven by higher 2007 product revenue, as described above. Product gross profit for the three and six months ended June 30, 2007 and 2006 included stock-based compensation expense of $0.9 million and $1.6 million and $0.7 million and $1.1 million, respectively.

Service gross profit during the three and six months ended June 30, 2007 was $9.9 million, or 49% of service revenue and $19.0 million or 50% of service revenue, respectively, compared with $6.6 million, or 52% of service revenue and $12.6 million or 52% of service revenue, during the three and six months ended June 30, 2006, respectively. The higher 2007 service gross profit was driven by higher service revenue, as described above. The lower 2007 services gross margin percentage for the three and six months ended June 30, 2007 was driven by higher service costs and higher customer training expenses incurred during the first half of 2007. Service gross profit for the three and six months ended June 30, 2007 and 2006 included stock-based compensation expense of $0.6 million and $1.1 million, and $0.4 million and $0.7 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $38.9 million, up 43% from $27.3 million for the three months ended June 30, 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 were $72.8 million, up 43% from $51.1 million for the three months ended June 30, 2006. The increase is due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels, increased stock-based compensation and international reorganization costs. Stock-based compensation expense charged to sales, general and administrative expenses for the three and six month periods ended June 30, 2007 and 2006 were $5.8 million and $11.0 million and $4.1 million and $7.3 million, respectively. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products.

Research and development expenses for the three months ended June 30, 2007 were $10.2 million, compared with $7.2 million for the three months ended June 30, 2006. Research and development expenses for the six months ended June 30, 2007 were $18.4 million, compared with $13.4 million for the six months ended June 30, 2006. The increase is due to the growth in our research and development organization, higher prototype expenses, and stock-based compensation expense. Stock-based compensation expense charged to research and development expense for the three and six months ended June 30, 2007 and 2006 were $2.0 million and $3.7 million and $1.4 million and $2.5 million, respectively. During the second quarter of 2007, we entered into several intellectual property development arrangements. Costs associated with these development arrangements were not significant in the current quarter, but will increase to as much as $1.5 million per quarter beginning in the third quarter. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including the aforementioned intellectual property development arrangements, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, comprised mostly of interest income, for three and six months ended June 30, 2007 and 2006 was $5.2 million and $9.8 million and $3.3 million and $5.5 million, respectively. The increase resulted primarily from higher interest income earned on higher cash and investment balances and higher interest rates.

Income Tax Expense

Income tax expense for the three months ended June 30, 2007 was $19.6 million, or 39.0% of pre-tax income, compared with $11.1 million, or 39.9% of pre-tax income for the three months ended June 30, 2006. Income tax expense for the six months ended June 30, 2007 was $34.7 million, or 38.9% of pre-tax income, compared with $20.5 million, or 39.8% of pre-tax income for the six months ended June 30, 2006. The effective tax rate for the three and six months ended June 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits generated in 2007 and domestic production deductions expected to be generated in 2007, which we did not benefit from in the past due to utilization of net operating losses. The effective tax rate for the three and six months ended June 30, 2006 differs from the federal statutory rate primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $330.3 million at December 31, 2006 to $447.5 million at June 30, 2007. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by (used in)
Operating activities	73,721	35,841
Investing activities	(91,661)	(27,474)
Financing activities	49,228	17,153
Effect of exchange rates on cash and cash equivalents	34	33

Net increase in cash and cash equivalents	31,322	25,553

Operating Activities

For the six months ended June 30, 2007 cash flow from operations of $73.7 million exceeded our net income of $54.5 million and for the six months ended June 30, 2006, cash flow from operation of $35.8 million exceeded our net income $31.1 million for the following two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $22.4 million and $23.9 million during the six months ended June 30, 2007 and 2006, respectively.

2.	Our net investment in working capital and other operating assets totaled $3.1 million and $19.2 million during the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, net investment in working capital comprised mainly of an increase in accounts receivable of $11.0 million, offset by increase in deferred revenue of $6.0 million reflecting the timing of system sales and increase in number of installed systems. For the six months ended June 30, 2006 net investment in working capital comprised mainly of increase in accounts receivable of $17.7 million and increase in inventory of $9.4 million offset by increase in deferred revenue of $5.3 million and increase in accrued liabilities by $8.5 million. Accrued liabilities fluctuate with changes in the volume of our business and the timing of vendor payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2007 and 2006 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $84.6 million and $15.3 million, respectively, and purchases of property and equipment and licensing of patents of $7.1 million and $12.2 million, respectively. Our investments are in U.S. government notes and bonds, corporate notes and bonds, commercial paper and auction rate securities, and generated approximately 4.9% interest in the first half of 2007. We are not a capital-intensive business. Our purchases of property and equipment during the six months ended June 30, 2007 related mainly to facilities and information technology infrastructure to support capacity expansion in our business.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2007 consisted primarily of proceeds from stock options and warrants exercises of $20.3 million and excess tax benefits from stock-based compensation of $29.0 million. Net cash flows provided by financing activities in the first half of 2006 consisted primarily of proceeds from stock options and warrants exercises of $11.6 million and excess tax benefits from stock-based compensation of $5.5 million.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and there have been no material changes other than to the income taxes policy discussed below.

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

For additional quantitative and qualitative disclosures about market risk affecting our Company, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes in the market risk affecting us since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. At June 30, 2007, our cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. Our investments consisted of municipal bonds, federal agency bonds, commercial paper and related securities. We did not hold any derivative financial instruments. Our interest income is sensitive to changes in the general level of interest rates and the changes can affect the interest earned on our investments.

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

In January 2007, the California Institute of Technology filed a patent infringement suit against our company in the United States District Court for the Eastern District of Texas. We believe the lawsuit is without merit and intend to vigorously defend our company in this matter.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	At the Annual Meeting of Stockholders held on April 27, 2007, the stockholders of the Company elected Alan J. Levy, Eric H. Halvorson and D. Keith Grossman to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2010. The following table sets forth the votes for each director:

	Votes For	Withheld
Alan J. Levy	33,288,716	1,701,720

Eric H. Halvorson	34,238,332	752,104

D. Keith Grossman	34,662,321	328,115

After the meeting, our Board of Directors consisted of Robert W. Duggan, D. Keith Grossman, Eric H. Halvorson, Richard J. Kramer, Alan J. Levy, Floyd D. Loop, and Lonnie M. Smith.

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

Date: July 20, 2007

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