Form 10-Q
period 2007-09-30
INTUITIVE SURGICAL INC
filed 2007-10-19
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The Registrant had 38,209,179 shares of Common Stock, $0.001 par value per share, outstanding as of October 12, 2007.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$86,393	$34,390
Short-term investments	282,565	205,353
Accounts receivable, net	120,456	94,680
Inventory	26,773	24,295
Prepaids	13,918	6,328
Deferred tax assets	8,597	9,405

Total current assets	538,702	374,451
Property, plant and equipment, net	64,153	59,939
Long-term investments	164,531	90,553
Long-term deferred tax assets	27,614	22,272
Intangible assets, net	4,525	5,814
Goodwill	112,170	118,240
Other assets	552	521

Total assets	$912,247	$671,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,260	$11,092
Accrued compensation and employee benefits	22,728	21,091
Deferred revenue	47,624	36,559
Other accrued liabilities	11,052	11,925

Total current liabilities	103,664	80,667
Long-term liabilities	8,432	1,418

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 38,206 and 37,093 shares issued and outstanding as of September 30, 2007 and December 31, 2006	38	37
Additional paid-in capital	655,557	537,943
Retained earnings	144,356	51,020
Accumulated other comprehensive income	200	705

Total stockholders’ equity	800,151	589,705

Total liabilities and stockholders’ equity	$912,247	$671,790

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Products	$135,053	$81,433	$351,387	$221,312
Services	21,851	14,399	59,995	38,803

Total revenue	156,904	95,832	411,382	260,115
Cost of revenue:
Products	38,305	26,663	103,067	68,454
Services	10,129	6,936	29,229	18,770

Total cost of revenue	48,434	33,599	132,296	87,224

Gross profit	108,470	62,233	279,086	172,891

Operating expenses:
Selling, general, and administrative	40,163	28,578	112,989	79,652
Research and development	14,319	7,979	32,736	21,330

Total operating expenses	54,482	36,557	145,725	100,982

Income from operations	53,988	25,676	133,361	71,909
Interest and other income, net	12,220	3,146	22,060	8,602

Income before taxes	66,208	28,822	155,421	80,511
Income tax expense	25,289	11,559	60,037	32,108

Net income	$40,919	$17,263	$95,384	$48,403

Earnings per share:
Basic	$1.08	$0.47	$2.53	$1.32

Diluted	$1.04	$0.45	$2.46	$1.27

Shares used in computing earnings per share:
Basic	38,033	36,875	37,653	36,646

Diluted	39,271	38,184	38,776	38,044

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$95,384	$48,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,016	5,656
Amortization of intangible assets	1,290	1,310
Gain on sale of investments	(4,075)	—
Deferred income taxes	(5,344)	10,303
Income tax benefits from employee stock option plans and acquisition	56,770	19,511
Excess tax benefit from stock-based compensation	(47,145)	(14,843)
Share-based compensation expense	26,182	18,475
Changes in operating assets and liabilities:
Accounts receivable	(25,584)	(18,850)
Inventory	(2,444)	(7,055)
Prepaids and other assets	(7,655)	(2,226)
Accounts payable	11,128	2,217
Deferred revenue	11,184	8,605
Accrued liabilities	4,968	413

Net cash provided by operating activities	122,675	71,919
Investing Activities:
Purchase of investments	(450,224)	(197,397)
Proceeds from sales and maturities of investments	302,787	156,929
Acquisition of property and equipment	(12,172)	(12,047)
Licensing of patents	—	(2,200)

Net cash used in investing activities	(159,609)	(54,715)
Financing Activities:
Proceeds from issuance of common stock, net	41,611	15,847
Excess tax benefit from stock-based compensation	47,145	14,843

Net cash provided by financing activities	88,756	30,690

Effect of exchange rate changes on cash and cash equivalents	181	43

Net increase in cash and cash equivalents	52,003	47,937
Cash and cash equivalents, beginning of period	34,390	5,508

Cash and cash equivalents, end of period	$86,393	$53,445

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed on February 15, 2007. The results of operations for the interim period ended September 30, 2007 are not indicative of the results to be expected for the entire fiscal year or any future periods.

Capitalized Software Costs for Internal Use

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized computer software costs consist of purchased software licenses and implementation and consulting costs for certain projects that qualify for capitalization. Costs related to preliminary project assessment, research and development, re-engineering, training and application management are all expensed as incurred. The Company capitalized costs for new enterprise software systems of $6.5 million and $3.8 million as of September 30, 2007 and December 31, 2006, respectively. Upon being placed in service, these costs are being depreciated over an estimated useful life of 5 years.

Segments

The Company operates in one segment. For the three and nine months ended September 30, 2007, 78% and 80%, respectively, and for the three and nine months ended September 30, 2006, 84% and 83%, respectively, of net revenue were generated in the United States.

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

As of September 30, 2007, the Company has total unrecognized tax benefits of approximately $10.8 million compared with approximately $5.7 million as of January 1, 2007, representing an increase of approximately $5.1 million for the first nine months of fiscal 2007. Of the total unrecognized tax benefits, $9.7 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties are immaterial and are included in the unrecognized tax benefits.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for all years since inception due to utilization of net operating losses and research and development credits generated in prior years.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective beginning January 1, 2008. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and the impact, if any, it will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”)”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning January 1, 2008. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007
Short-term investments:
Commercial paper	$25,505	$12	$(4)	$25,513
Auction rate securities	159,849	1	—	159,850
U.S. corporate debt	77,810	19	(99)	77,730
Government-sponsored enterprises	19,488	3	(19)	19,472

Total short-term investments	$282,652	$35	$(122)	$282,565

Long-term investments:
U.S. corporate debt	$111,737	$277	$(110)	$111,904
Government-sponsored enterprises	52,518	109	—	52,627

Total long-term investments	$164,255	$386	$(110)	$164,531

Total short and long-term investments	$446,907	$421	$(232)	$447,096

December 31, 2006
Short-term investments:
Commercial paper	$60,395	$—	$(72)	$60,323
Auction rate securities	82,250	—	—	82,250
U.S. corporate debt	39,076	—	(149)	38,927
U.S. government debt	1,999	—	(4)	1,995
Government-sponsored enterprises	21,985	—	(127)	21,858

Total short-term investments	$205,705	$—	$(352)	$205,353

Long-term investments:
U.S. corporate debt	$60,700	$56	$(256)	$60,500
Government-sponsored enterprises	27,998	9	(93)	27,914
Publicly-traded equity securities	896	1,243	—	2,139

Total long-term investments	$89,594	$1,308	$(349)	$90,553

Total short and long-term investments	$295,299	$1,308	$(701)	$295,906

In the quarter ended September 30, 2007, the Company realized gains on the sale of publicly-traded equity securities of approximately $4.1 million.

The following is a summary of the amortized cost and estimated fair value of investments at September 30, 2007, by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$282,652	$282,565
Mature in one to three years	164,255	164,531

Total	$446,907	$447,096

NOTE 4. BALANCE SHEET DETAILS

Inventory

The components of inventory are as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$10,251	$9,389
Work-in-process	1,489	2,051
Finished goods	15,033	12,855

Total	$26,773	$24,295

Goodwill

The Company’s goodwill amounts relate to the acquisition of Computer Motion, Inc. in June 2003. The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are due to the utilization of additional Computer Motion net operating loss carryforwards.

NOTE 5. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income, as reported	$40,919	$17,263	$95,384	$48,403
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(1,001)	970	(487)	835
Foreign currency translation adjustments	(21)	(2)	(18)	(49)

Comprehensive income	$39,897	$18,231	$94,879	$49,189

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2007	December, 31 2006
Accumulated net unrealized gain on available-for-sale securities, net of tax	$112	$599
Foreign currency translation adjustments	88	106

Total accumulated other comprehensive income	$200	$705

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

A summary of stock option activity under the Plans for the nine months ended September 30, 2007 is presented as follows:

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2006 (with 1,729,923 options exerciseable at a weighted-average exercise price of $32.90 per share)	3,420,587	$53.46
Options granted	1,006,707	121.48
Options exercised	(929,653)	36.99
Options canceled/expired	(179,025)	92.49

Balance at September 30, 2007 (with 1,505,907 options exerciseable at a weighted-average exercise price of $49.07 per share)	3,318,616	$76.61

Employee Stock Purchase Plan (ESPP)

Under the Employee Stock Purchase Plan, employees purchased approximately 36,000 shares for $2.8 million and 104,000 shares for $6.1 million during the three and nine months ended September 30, 2007.

Stock-based Compensation

The following table summarizes stock-based compensation charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales - products	$859	$667	$2,466	$1,788
Cost of sales - services	550	396	1,649	1,053

Total cost of sales	1,409	1,063	4,115	2,841
Selling, general and administrative	5,210	4,431	16,244	11,722
Research and development	2,107	1,456	5,823	3,913

Stock-based compensation expense before income tax benefit	8,726	6,950	26,182	18,476
Income tax benefit	3,070	2,526	9,196	6,617

Stock-based compensation expense after income taxes	$5,656	$4,424	$16,986	$11,859

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s employee purchase plan as well as the weighted average assumptions used in calculating these values during the three and nine months ended September 30, 2007, were based on estimates at the date of grant as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Options
Average risk free interest rate	4.68%	4.93%	4.68%	4.84%
Average expected term (years)	5.0	5.2	5.2	5.1
Average expected volatility	37%	49%	36%	51%
Weighted average fair value at grant date	$74.68	$53.36	$49.82	$56.15

ESPP
Average risk free interest rate	4.76%	5.06%	4.96%	4.77%
Average expected term (years)	1.3	1.3	1.3	1.3
Average expected volatility	37%	50%	39%	51%
Weighted average fair value at grant date	$69.46	$36.10	$51.40	$36.30

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

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded restructuring charges of approximately $92,000 and $747,000 during the three and nine months ended September 30, 2007, respectively, relating mainly to employee severance costs and lease termination costs. As of September 30, 2007, approximately $234,000 remains to be paid and the Company expects to pay this by the end of fiscal 2009.

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

Income tax expense for the three months ended September 30, 2007 was $25.3 million, or 38.2% of pre-tax income, compared with $11.6 million, or 40.1% of pre-tax income for the three months ended September 30, 2006. Income tax expense for the nine months ended September 30, 2007 was $60.0 million, or 38.6% of pre-tax income, compared with $32.1 million, or 39.9% of pre-tax income for the nine months ended September 30, 2006. The effective tax rate for the three and nine months ended September 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits generated in 2007 and domestic production deductions expected to be generated in 2007. The effective tax rate for the three and nine months ended September 30, 2006 differs from the federal statutory rate primarily due to state income taxes. The Company has net operating loss carryforwards and employee stock tax benefits that will be utilized in fiscal 2007. Approximately $114 million of employee stock tax benefits have been generated in the nine months period ended September 30, 2007. As a result, the Company’s cash outlay for taxes is expected to be between 5% and 10% of pretax income.

NOTE 8. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$40,919	$17,263	$95,384	$48,403

Weighted-average shares outstanding - Basic	38,033	36,875	37,653	36,646
Dilutive effect of employee stock option plans	1,238	1,309	1,123	1,398

Weighted-average shares outstanding - Diluted	39,271	38,184	38,776	38,044

Basic earnings per share	$1.08	$0.47	$2.53	$1.32

Diluted earnings per share	$1.04	$0.45	$2.46	$1.27

Employee stock options to purchase approximately 64,000 and 1,002,400 shares for the three months ended September 30, 2007 and 2006, respectively, and 844,000 and 1,001,600 shares for the nine months ended September 30, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Over the past five years, revenue generated from the sale of instruments and accessories, service and training increased from 22% of revenue in 2002 to 45% of revenue in 2006. Recurring revenue for the three months ended September 30, 2007 was $71.4 million, or 45% of total revenue, and for the nine months ended September 30, 2007 was $195.6 million, or 48% of total revenue. We expect recurring revenue to become a larger percentage of total revenue in the future.

Regulatory Activities

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

In an October of 2007 Enforcement report from FDA, the FDA reported on two corrections and removals conducted by Intuitive for our systems. Intuitive has addressed these issues through field inspections and corrections using our field service organization. As part of our quality system, we take a pro-active approach in upgrading software in our field systems routinely and in monitoring system performance. These actions are reviewed by FDA and are periodically reported if they meet certain criteria for public reporting. We believe our quality systems are functioning properly and we continue to work with FDA and agencies worldwide to satisfy their reporting requirements.

2007 Business Events and Trends

Introduction. We experienced rapid growth during 2006 and through the third quarter of 2007, which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

Third Quarter 2007 Financial Highlights

•	Total revenue grew 64% to $156.9 million from $95.8 million during the third quarter of 2006.

•	Recurring revenue grew 64% to $71.4 million from $43.4 million during the third quarter of 2006.

•	Instruments and accessories revenue grew 70% to $49.5 million from $29.0 million during the third quarter of 2006.

•	We sold 63 da Vinci Surgical Systems during the third quarter of 2007, an increase of 37% compared with 46 in the third quarter of 2006.

•	As of September 30, 2007, we had a da Vinci Surgical System installed base of 719 systems—545 in the United States, 119 in Europe, and 55 in the rest of the world.

•

Operating income increased by 110% to $54.0 million, or 34% of revenue, from $25.7 million, or 27% of revenue, during the third quarter of 2006. Operating income included $8.7 million and $7.0 million during the third quarter of 2007 and 2006, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•

Our business continues to demonstrate the ability to generate positive cash flow while supporting our business growth. Cash, cash equivalents, and investments increased by $86.0 million, including $21.4 million of proceeds from employee stock programs, from the second quarter of 2007, as we ended the third quarter of 2007 with $533.5 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). During 2006 and the first nine months of 2007, dVP procedures represented more than half of all the da Vinci surgical procedures. We expect dVP procedures to grow more than 65% from 2006 to 2007. The dVH procedure was our fastest growing procedure from a percentage growth standpoint in 2006 and the first nine months of 2007, and it is expected to grow more than 175% from 2006 to 2007.

New Products

In January 2007, we launched the high definition (HD) vision system in the United States. The HD vision system provides 20% more viewing area and enhances visualization of tissue planes and critical anatomy compared with our standard vision system. The digital zoom feature in the 3-D HD vision system allows surgeons to magnify the surgical field of view without adjusting endoscope position and reduces interference between the endoscope and instruments. We believe the new 3-D HD vision system enables improved surgical outcomes. The 3-D HD vision is available as an option on new da Vinci S Surgical Systems and as an upgrade option to our existing customers who own a da Vinci S Surgical System. During the third quarter of 2007, 35 of the 46 da Vinci S systems sold in the United States were 3-D HD systems. We launched the 3-D HD vision system for our international customers in May 2007 and 8 of the 14 da Vinci S systems sold outside the United States during the third quarter of 2007 were 3-D HD systems. We expect a majority of the systems sold in the future to be da Vinci S Systems with HD vision system, but we do not expect 3-D HD upgrades to comprise a significant portion of revenue in the future.

During the second quarter of 2007, we launched the 3-arm da Vinci S Surgical System. The 3-arm da Vinci S Surgical System shares the same core functionality of the da Vinci S Surgical System including a streamlined interface, a motorized patient cart, quick-click cannula mounts and single-use sterile adapters for rapid instrument exchange. The 3-arm da Vinci S Surgical System includes a standard definition 3D vision system and a patient-side cart with two instrument arms. The 3-arm da Vinci S Surgical System is an addition to the da Vinci S product line and can be upgraded in the future to the full capability of a 4-arm da Vinci S system with HD vision. We sold four 3-arm da Vinci S during the three months ended September 30, 2007.

During the third quarter of 2007, we introduced the EndoWrist Large Hem-o-lok® Clip Applier, a new 8mm EndoWrist Clip Applier, that provides the surgeon direct control in placing large Hem-o-lok® polymer clips. The EndoWrist Large Hem-o-lok® Clip Applier was developed in collaboration with Teleflex Medical, a division of Teleflex Corporation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in thousands):

	Three months Ended				Nine months Ended
	September 30, 2007	% of total revenue	September 30, 2006	% of total revenue	September 30, 2007	% of total revenue	September 30, 2006	% of total revenue
Revenue:
Products	$135,053	86%	$81,433	85%	$351,387	85%	$221,312	85%
Services	21,851	14%	14,399	15%	59,995	15%	38,803	15%

Total revenue	156,904	100%	95,832	100%	411,382	100%	260,115	100%

Cost of revenue:
Products	38,305	24%	26,663	28%	103,067	25%	68,454	27%
Services	10,129	7%	6,936	7%	29,229	7%	18,770	7%

Total cost of revenue	48,434	31%	33,599	35%	132,296	32%	87,224	34%

Products gross profit	96,748	62%	54,770	57%	248,320	60%	152,858	58%
Services gross profit	11,722	7%	7,463	8%	30,766	8%	20,033	8%

Gross profit	108,470	69%	62,233	65%	279,086	68%	172,891	66%

Operating expenses:
Selling, general, and administrative	40,163	26%	28,578	30%	112,989	27%	79,652	30%
Research and development	14,319	9%	7,979	8%	32,736	8%	21,330	8%

Total operating expenses	54,482	35%	36,557	38%	145,725	35%	100,982	38%

Income from operations	53,988	34%	25,676	27%	133,361	33%	71,909	28%
Interest and other income, net	12,220	8%	3,146	3%	22,060	5%	8,602	3%

Income before taxes	66,208	42%	28,822	30%	155,421	38%	80,511	31%
Income tax expense	25,289	16%	11,559	12%	60,037	15%	32,108	12%

Net income	$40,919	26%	$17,263	18%	$95,384	23%	$48,403	19%

Total Revenue

Total revenue increased to $156.9 million for the three months ended September 30, 2007 from $95.8 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, revenue increased to $411.4 million from $260.1 million for the nine months ended September 30, 2006. First nine months of 2007 revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. dVP has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. In 2006, dVH emerged as our fastest growing procedure on a percentage of growth basis. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays and a quicker return to normal daily activities.

Revenue within the United States accounted for 78% and 80% of total revenue for the three months and nine months ended September 30, 2007, respectively, and 84% and 83% of total revenue for the three months and nine months ended September 30, 2006, respectively. We believe domestic revenue accounts for the large majority of total revenue due primarily to the competitive nature of the domestic healthcare market. We also believe that at this stage, as we penetrate the early adopters of robotic surgery, revenue will continue to be concentrated in the U.S. market, as U.S. hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. We expect that as adoption progresses and as we reach standard of care for target procedures, international revenue will increase as a percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and nine months ended September 30, 2007 and 2006 (in millions, except unit sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Instruments and accessories	$49.5	$29.0	$135.6	$78.4
Systems	85.5	52.4	215.8	142.9

Total product revenue	135.0	81.4	351.4	221.3
Services and training	21.9	14.4	60.0	38.8

Total revenue	$156.9	$95.8	$411.4	$260.1

Recurring revenue	$71.4	$43.4	$195.6	$117.2

% of total revenue	45%	45%	48%	45%
Domestic	$123.1	$80.9	$329.7	$216.9
International	33.8	14.9	81.7	43.2

Total revenue	$156.9	$95.8	$411.4	$260.1

da Vinci Surgical System unit sales	63	46	163	120

Product Revenue

Product revenue increased to $135.0 million for the three months ended September 30, 2007 from $81.4 million for the three months ended September 30, 2006. The $53.6 million (66%) increase was due to higher volume of instruments and accessories, and systems sales.

Instruments and accessories revenue increased to $49.5 million for the three months ended September 30, 2007, up 70% compared with $29.0 million for the three months ended September 30, 2006. The increase is driven by a similar increase in procedures. The hysterectomy procedure was the fastest growing procedure on a percentage basis and prostatectomy was the largest volume procedure.

Systems revenue increased to $85.5 million during the three months ended September 30, 2007 from $52.4 million during the three months ended September 30, 2006, primarily due to the growth in the number of systems reflecting adoption of robotic surgery and increased average selling price (ASPs) resulting from the higher priced da Vinci S and da Vinci S HD Surgical Systems and the favorable foreign exchange impact of Euro-denominated sales. We sold 63 da Vinci Surgical Systems during the three months ended September 30, 2007 compared with 46 systems sold during the three months ended September 30, 2006. Of the 63 systems sold during the three months ended September 30, 2007, 43 were 3-D HD systems. In addition, we recognized revenue from HD and fourth arm upgrades of $1.6 million during the three months ended September 30, 2007 compared with $0.5 million of fourth arm upgrades during the three months ended September 30, 2006. The average revenue recognized per da Vinci system was $1.3 million during the three months ended September 30, 2007, compared with $1.1 million during the three months ended September 30, 2006.

Product revenue increased to $351.4 million for the nine months ended September 30, 2007 from $221.3 million for the nine months ended September 30, 2006. The $130.1 million (59%) increase was due to higher instruments and accessories, and systems revenue.

Instruments and accessories revenue increased to $135.6 million for the nine months ended September 30, 2007, up 73% compared with $78.4 million for the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 is the result of the same factors as the three months ended September 30, 2007.

Systems revenue increased to $215.8 million during the nine months ended September 30, 2007 from $142.9 million during the nine months ended September 30, 2006, primarily due to the growth in the number of systems reflecting adoption of robotic surgery and increased ASPs resulting from the higher priced da Vinci S and da Vinci S HD Surgical Systems. We sold 163 da Vinci Surgical Systems during the nine months ended September 30, 2007, compared with 120 systems sold during the nine months ended September 30, 2006. Of the 163 systems sold during the nine months ended September 30, 2007, 102 were 3-D HD systems. In addition, we recognized revenue from HD and fourth arm upgrades of $3.8 million during the nine months ended September 30, 2007 compared with $1.9 million of fourth arm upgrades during the nine months ended September 30, 2006. The average revenue recognized per da Vinci system was $1.3 million during the nine months ended September 30, 2007, compared with $1.2 million during the nine months ended September 30, 2006.

Service and Training Revenue

Service and training revenue increased to $21.9 million for the three months ended September 30, 2007 from $14.4 million for the three months ended September 30, 2006. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for third quarter of 2007 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were approximately 656 systems under service contract entering the third quarter of 2007 generating approximately $33,000 per system for the quarter, compared to approximately 467 systems entering the third quarter of 2006 generating approximately $31,000 per system for the quarter. The increase in service revenue per system was driven by a higher percentage of four-arm da Vinci Systems and da Vinci S Surgical Systems in the third quarter of 2007 installed base. da Vinci S Surgical Systems carry a higher contractual service rate than four-arm da Vinci Systems which in turn have higher contractual service rates than three-arm systems.

Service and training revenue increased to $60.0 million for the nine months ended September 30, 2007 from $38.8 million for the nine months ended September 30, 2006. Higher service revenue for the first nine months of 2007 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. The increase in service revenue per system was driven by a higher percentage of da Vinci S and da Vinci S HD Surgical Systems in the installed base during the nine months ended September 30, 2007.

Gross Profit

Product gross profit during the three and nine months ended September 30, 2007 was $96.7 million, or 72% of product revenue, and $248.3 million, or 71% of product revenue, respectively, compared with $54.8 million, or 67% of product revenue, and $152.9 million, or 69% of product revenue, during the three and nine months ended September 30, 2006, respectively. The higher product gross profit was driven by higher 2007 product revenue, as described above. The higher 2007 product gross profit percentage was driven by the higher 2007 da Vinci Surgical Systems ASPs, instrument material cost reductions and favorable manufacturing absorption. Product gross profit for the three and nine months ended September 30, 2007 and 2006 included stock-based compensation expense of $0.9 million and $2.5 million, and $0.7 million and $1.8 million, respectively.

Service gross profit during the three and nine months ended September 30, 2007 was $11.7 million, or 54% of service revenue, and $30.8 million, or 51% of service revenue, respectively, compared with $7.5 million, or 52% of service revenue, and $20.0 million, or 52% of service revenue, during the three and nine months ended September 30, 2006, respectively. The higher 2007 service gross profit was driven by higher service revenue, as described above. Service gross profit for the three and nine months ended September 30, 2007 and 2006 included stock-based compensation expense of $0.6 million and $1.6 million, and $0.4 million and $1.1 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $40.2 million, up 41% from $28.6 million for the three months ended September 30, 2006. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $113.0 million, up 42% from $79.7 million for the nine months ended September 30, 2006. The increase is due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels, increased stock-based compensation and international reorganization costs. Stock-based compensation expense charged to sales, general and administrative expenses for the three and nine month periods ended September 30, 2007 and 2006 were $5.2 million and $16.2 million, and $4.4 million and $11.7 million, respectively. Selling, general and administrative expenses are expected to increase in the future to support our expanding business.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products.

Research and development expenses for the three months ended September 30, 2007 were $14.3 million, compared with $8.0 million for the three months ended September 30, 2006. Research and development expenses for the nine months ended September 30, 2007 were $32.7 million, compared with $21.3 million for the nine months ended September 30, 2006. The increase is due to the growth in our research and development organization, higher prototype expenses, and stock-based compensation expense. Stock-based compensation expense charged to research and development expense for the three and nine months ended September 30, 2007 and 2006 were $2.1 million and $5.8 million, and $1.5 million and $3.9 million, respectively. During the second quarter of 2007, we entered into several intellectual property co-development arrangements with corporate partners. Costs associated with these co-development arrangements were $1.8 million and $1.9 million, respectively, for the three and nine months ended September 30, 2007. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including the aforementioned intellectual property development arrangements, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, was $12.2 million for the three months ended September 30, 2007, compared with $3.1 million for the three months ended September 30, 2006. Interest and other income during the three months ended September 30, 2007 comprised of $6.3 million in interest income, $4.1 million of gain on sale of publicly-traded equity securities and $1.8 million of foreign exchange gains. The increase in interest and other income reflects $3.3 million from interest earned on higher cash and investment balances and higher interest rates; $1.7 million of foreign exchange gains and $4.1 million of gain on the sale of investments in publicly-traded equity securities.

Interest and other income, net, comprised mostly of interest income, was $22.1 million for the nine months ended September 30, 2007, compared with $8.6 million for the nine months ended September 30, 2006. The increase resulted from $8.1 million of interest income earned on higher cash and investment balances and higher interest rates, $4.1 million gain on the sale of publicly-traded equity securities and $1.3 million of foreign exchange gains.

Income Tax Expense

Income tax expense for the three months ended September 30, 2007 was $25.3 million, or 38.2% of pre-tax income, compared to $11.6 million, or 40.1% of pre-tax income for the three months ended September 30, 2006. Income tax expense for the nine months ended September 30, 2007 was $60.0 million, or 38.6% of pre-tax income, compared to $32.1 million, or 39.9% of pre-tax income for the nine months ended September 30, 2006. The effective tax rate for the three and nine months ended September 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits generated in 2007 and domestic production deductions expected to be generated in 2007. The effective tax rate for the three and nine months ended September 30, 2006 differs from the federal statutory rate primarily due to state income taxes. We have net operating loss carryforwards and employee stock tax benefits that will be utilized in fiscal 2007. Approximately $114 million of employee stock tax benefits have been generated in the nine-month period ended September 30, 2007. As a result, our cash outlay for taxes will be between 5% and 10% of pretax income.

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and tax rates, the accounting for stock options and other share-based payments, the accounting for uncertainty in income taxes under FIN 48, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings, and future federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $330.3 million at December 31, 2006 to $533.5 million at September 30, 2007. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by (used in)
Operating activities	122,675	71,919
Investing activities	(159,609)	(54,715)
Financing activities	88,756	30,690
Effect of exchange rates on cash and cash equivalents	181	43

Net increase in cash and cash equivalents	52,003	47,937

Operating Activities

For the nine months ended September 30, 2007 cash flow from operations of $122.7 million exceeded our net income of $95.4 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $35.7 million during the nine months ended September 30, 2007. Also included in our net income is approximately $4.1 million of gain on the sale of publicly-traded equity securities which has been classified as an investing activity.

2.	We experienced rapid growth in our business with revenues increasing 58% during the nine months ended September 30, 2007. This growth requires investment in working capital, primarily accounts receivable and inventory. Our net investment in working capital and other operating assets totaled $8.4 million.

Working capital is comprised of accounts receivable, inventory, other current assets, deferred revenue and other current liabilities. Accounts receivable increased by $25.6 million or 27% during the nine months ended September 30, 2007 reflecting increased revenue and the timing of system sales. Other current assets increased by $7.7 million or 112%, reflecting the timing of payments. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased by $11.2 million or 30% during 2007, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other current liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $16.1 million or 36% reflecting changes in the volume of our business and timing of vendor payments.

For the nine months ended September 30, 2006 cash flow from operations of $71.9 million exceeded our net income of $48.4 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $40.4 million during the nine months ended September 30, 2006.

2.	We experienced rapid growth in our business with revenues increasing 68% during the nine months ended September 30, 2006. This growth requires investment in working capital, primarily accounts receivable and inventory. Our net investment in working capital and other operating assets totaled $16.9 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2007 and 2006 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $147.4 million and $40.5 million, respectively, and purchases of property and equipment and licensing of patents of $12.2 million and $14.2 million, respectively. Our investments are in U.S. government notes and bonds, corporate notes and bonds, commercial paper and auction rate securities, and they generated approximately 5.1% interest in the first nine months of 2007. We are not a capital-intensive business. Our purchases of property and equipment during the nine months ended September 30, 2007 related mainly to facilities and information technology infrastructure to support capacity expansion in our business.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2007 consisted primarily of proceeds from stock options and warrants exercises of $41.6 million and excess tax benefits from stock-based compensation of $47.1 million. Net cash flows provided by financing activities for the nine months ended September 30, 2006 consisted primarily of proceeds from stock options and warrants exercises of $15.8 million and excess tax benefits from stock-based compensation of $14.8 million.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. Prior to the adoption of FIN 48, we recorded liabilities related to uncertain tax positions based upon Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities, commercial paper and auction rate securities. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $0.8 million and $0.6 million as of September 30, 2007 and December 31, 2006, respectively. We do not utilize derivative financial instruments to manage our interest rate risks.

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have entered into transactions in other currencies, primarily the Euro, and therefore are subject to foreign exchange risk. Our foreign operations also incur most of their expenses in the local currency.

For the three and nine months ended September 30, 2007, sales denominated in foreign currencies were 10% of total revenue. For the three months and nine months ended September 30, 2007, our revenue would have decreased by approximately $1.7 million and $4.3 million, respectively, if the US dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the US dollar exchange rate at September 30, 2007, would have resulted in approximately $3.3 million decrease in the carrying amounts of those net assets.

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We do not utilize derivate financial instruments to manage our exchange rate risks.

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

Date: October 19, 2007

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