Form 10-K
period 2007-12-31
INTUITIVE SURGICAL INC
filed 2008-02-14
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 000-30713

INTUITIVE SURGICAL, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	77-0416458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1266 KIFER RD

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market (formerly the NASDAQ National Market), was approximately $5,177,229,220. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 31, 2008 was 38,472,271.

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

We design, manufacture and market the da Vinci Surgical Systems, which are advanced surgical systems that we believe, represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci surgery, is a revolutionary advancement similar in scope to previous generations of surgery—open surgery and minimally invasive surgery, or MIS. Our da Vinci Surgical Systems consist of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary “wristed” instruments and surgical accessories. By placing computer-enhanced technology between the surgeon and patient, we believe that our systems enable surgeons to perform advanced MIS in a manner never before experienced. The da Vinci Surgical System controls Intuitive Surgical endoscopic instruments, including rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, electrocautery, ultrasonic cutters, and accessories during a wide range of surgical procedures. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System provides the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D vision characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of MIS.

In March 1997, surgeons using an early prototype of our technology successfully performed the first da Vinci surgery on humans. In the second quarter of 1999, we began selling da Vinci products and services outside the United States. In July 2000, we obtained clearance from the U.S. Food and Drug Administration (FDA) to market our products in the United States for use in General laparoscopic procedures.

The following table summarizes our clearances from the FDA to date:

•	July 2000—General laparoscopic procedures

•	March 2001—Non-cardiac thoracoscopic procedures

•	May 2001—Prostatectomy procedures

•	November 2002—Cardiotomy procedures

•	July 2004—Cardiac revascularization procedures

•	March 2005—Urologic surgical procedures

•	April 2005—Gynecologic surgical procedures

•	June 2005—Pediatric surgical procedures

As of December 31, 2007, we had sold over 800 of our da Vinci Surgical Systems, and surgeons using our technology had successfully completed more than one hundred and fifty thousand surgical procedures of various types in major hospitals throughout North America, South America, Europe, the Middle East, Australia and Asia. During the twelve months ended December 31, 2007, surgeons using our products performed over 55,000 prostatectomy procedures and over 13,000 hysterectomy procedures worldwide.

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

We believe that our technology has the potential to change surgical procedures in two basic ways:

•

Convert a large percentage of open procedures to da Vinci Surgery. We believe that our technology has the potential to convert a large percentage of open procedures which are traditionally performed through large incisions to da Vinci surgery.

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

•

3-D Vision System. Our vision system includes our InSite three dimensional, or 3-D, endoscope with two separate vision channels linked to two separate color monitors. Our vision system also incorporates our InSite image processing equipment comprised of high performance video cameras and specialized edge enhancement and noise reduction equipment. The resulting 3-D image has high resolution and contrast and no flicker or cross fading, which sometimes occurs in single monitor systems, and minimizes eye fatigue. Our vision system allows the surgeon to move his or her head in the viewer without affecting image quality. In January 2007, we launched the high definition (HD) vision system. The HD vision system provides 20% more viewing area and enhances visualization of tissue planes and critical anatomy compared with our standard vision system. The digital zoom feature in the 3-D HD vision system allows surgeons to magnify the surgical field of view without adjusting endoscope position and reduces interference between the endoscope and instruments. We believe the new 3-D HD vision system enables improved surgical outcomes. The 3-D HD vision is available as an option on new da Vinci S Surgical Systems and as an upgrade option to our existing customers who own a da Vinci S Surgical System.

•

3-Arm da Vinci S Surgical System. During the second quarter of 2007, we launched the 3-arm da Vinci S Surgical System. The 3-arm da Vinci S Surgical System shares the same core functionality of the da Vinci S Surgical System including a streamlined interface, a motorized patient cart, quick-click cannula mounts and single-use sterile adapters for rapid instrument exchange. The 3-arm da Vinci S Surgical System includes a standard definition 3-D vision system and a patient-side cart with two instrument arms. The 3-arm da Vinci S Surgical System is an addition to the da Vinci S product line and can be upgraded in the future to the full capability of a 4-arm da Vinci S system with HD vision.

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

We also sell various accessory products, which are used in conjunction with the da Vinci Surgical System as surgical procedures are performed. Accessory products include sterile drapes used to protect the sterile field during surgery, vision products such as replacement 3-D stereo endoscopes, camera heads, light guides, and other miscellaneous items.

During the third quarter of 2007, we introduced the EndoWrist Large Hem-o-lok® Clip Applier, a new 8mm EndoWrist Clip Applier that provides the surgeon direct control in placing large Hem-o-lok® polymer clips. The EndoWrist Large Hem-o-lok® Clip Applier was developed in collaboration with Teleflex Medical, a division of Teleflex Corporation.

Other Products

Other products include the AESOP Endoscope Positioner, a surgical robot capable of positioning an endoscope in response to a surgeon’s commands, the ZEUS Surgical System, a robotic platform designed to improve a surgeon’s ability to perform complex surgical procedures, the HERMES Control Center, a voice activated operating room control system designed to enable a surgeon to directly control multiple operating room devices through simple verbal commands, and the SOCRATES Telementoring System, an interactive telecollaborative system allowing a surgeon to mentor and collaborate with another surgeon during an operation. We are no longer promoting the AESOP, HERMES, ZEUS and SOCRATES products; however, we continue to support systems that are installed at customer sites. We have discontinued pursuing any further regulatory approvals for these four products.

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

We warranty our da Vinci and da Vinci S Surgical Systems generally for twelve months after customer acceptance. Our post-warranty support plans offer short or long-term coverage. Our main logistics operation is based in Sunnyvale, California, and we also have a comprehensive spare parts center located in Amsterdam, The Netherlands.

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

Our Strategy

Our goal is to establish da Vinci surgery as the standard approach for complex surgical procedures, displacing both open surgical technique and standard MIS within this segment. We intend to accomplish this objective both by pioneering new types of endoscopic surgery and by making existing MIS procedures easier, safer and more cost-effective than the alternative methods. Our strategy is to broaden the number of procedures performed using the da Vinci Surgical System and to educate surgeons, hospitals and patients as to the benefits of da Vinci surgery. Key elements of our strategy include the following:

•

Focus on Key Procedures. Our procedure marketing efforts are primarily focused within four surgical specialties: urologic surgery, gynecologic surgery, cardiothoracic surgery, and general surgery. In 2007, the mix of procedures performed with the da Vinci Surgical System among these four surgical specialties was largest within urology, followed by gynecologic, cardiothoracic, and general surgery. The da Vinci Surgical System is used to perform, among other procedures, da Vinci Prostatectomy, da Vinci Hysterectomy, da Vinci Mitral Valve Repair, Coronary Artery Bypass, Thoracoscopy, Nephrectomy, Cystectomy, Myomectomy, Sacral Colpopexy,and da Vinci Gastric Bypass. The development of key procedures, which often are in parallel with our FDA clearances, has been a catalyst for the growth of our company.

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

•

Increase Patient Awareness. Patients and family members of patients are researching their healthcare decisions more than ever before. The internet has become a tremendous resource for patients who face multiple choices concerning their surgical treatment options. We intend to expand our use of the internet as a way to disseminate information on the da Vinci System and da Vinci related surgical procedure options to patients and healthcare providers.

Clinical Applications

We believe our technology is capable of enhancing or enabling a wide variety of procedures in many surgical specialties. Surgeons using our da Vinci Surgical System have successfully completed more than one hundred and fifty thousand surgical procedures of various types, including urologic, gynecologic, cardiothoracic, and general surgery. These surgical applications, which are currently cleared by the FDA, are further described below.

Urologic Surgery

Prostatectomy. Radical prostatectomy is the removal of the prostate gland in patients diagnosed with clinically localized prostatic cancer. The standard approach to removal of the prostate has been via an open surgical procedure. The laparoscopic approach, while not prevalent, is an option, but is difficult and poses challenges to even the most skilled urologist. The da Vinci Surgical System allows for improved visualization of the gross anatomy (dorsal veins, endopelvic fascia, bladder muscle, puboprostatic ligaments), microanatomy (bladder muscosa, nerve bundles) and tissue planes, which are critical for an anatomic dissection. Peer reviewed clinical publications have reported that radical prostatectomy using the da Vinci Surgical System has improved positive oncologic results, reduced operative blood loss, reduced postoperative pain, improved cosmesis and may provide a better nerve-sparing operation. The da Vinci Surgical System has enabled a large number of surgeons to convert from using an open surgical technique to a minimally invasive technique.

Nephrectomy. Nephrectomy is the total or subtotal removal of a kidney. Nephrectomies are most commonly preformed in patients diagnosed with clinically localized renal cancer, but are also preformed in patients suffering from various benign conditions. There are currently three common approaches to performing nephrectomies; Open Surgical Technique, which requires a large incision, Laparoscopy, which allows the surgeon to operate through several small punctures, and Hand Assisted, which incorporates both Laparoscopy and Open Surgical Technique. Surgeons have reported that combination of the da Vinci Surgical System’s improved visualization capabilities and enhanced dexterity allows for greater precision and control during these complex surgical procedures, which could enable a large number of these procedures to be performed through this minimally invasive technique.

Cystectomy. Cystectomy is the removal of the bladder in patients diagnosed with bladder cancer. The current standard approach to the removal of the bladder is via an open surgical procedure. The laparoscopic approach, while not prevalent, is an option, but is difficult and poses challenges to even the most skilled urologist. The da Vinci Surgical System allows for improved visualization of the gross anatomy and tissue planes, which are critical for an anatomic dissection. The da Vinci Surgical System has enabled a number of these procedures to be converted from an open surgical technique to a minimally invasive technique, thus reducing blood loss and pain, allowing for the patient’s quicker return to normal activity.

Gynecologic Surgery

Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is preformed for a variety of benign and malignant conditions. Hysterectomies can be performed using open surgery, a vaginal approach, or MIS techniques. It demands a significant degree of tissue manipulation in the dissection and ligation, or tying, of blood vessels, ligaments and other pelvic structures. Laparoscopic techniques used in this procedure increase the risk of injury to the ureters, which are vital structures that provide the conduit for urine between the kidney and bladder. It is often difficult to ensure the identification and prevention of injury to the ureters and bladder with conventional MIS instruments because of the limited angles at which these instruments can be positioned. Furthermore, in hysterectomy procedures for treating endometrial or cervical cancer, it is difficult to access and remove a large number of lymph nodes to better stage the cancer. We are currently focused on the population of patients that would traditionally have a hysterectomy through an open surgical technique, for a “complex-benign” or a malignant clinical condition. We believe that our products will increase the surgeon’s dexterity in this procedure and, as a result, may have a significant impact on safety, operating time, and rate of adoption of port-based techniques in hysterectomy.

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

Sacral Colpopexy. The abdominal Sacral Colpopexy is one of the most successful operations for vaginal vault prolapse. Sacral Colpopexy involves suturing a synthetic mesh that connects and supports the vagina to the sacrum (tailbone). A sacral colpopexy can also be performed using traditional laparoscopic technique, it is however, generally described as difficult and cumbersome to perform. da Vinci Sacral Colpopexy combines the benefits of a minimally invasive procedure with the durability of a traditional abdominal approach.

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

Additional Clinical Applications

We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System. Surgeons using the da Vinci Surgical System have performed nearly 100 different types of surgery in the North America, South America, Europe, the Middle East, Australia, and Asia.

Sales and Customer Support

We market our products through a direct sales force in the United States and parts of Europe. We also market our products outside the United States through distributors. Our direct sales force is comprised of sales managers, clinical sales representatives, training specialists, and technical service representatives. Sales activities include educating surgeons and hospital staff across multiple surgical specialties on the advantages of da Vinci surgery and the clinical applications that our technology enables. We also train our sales force to educate hospital management on the potential benefits of adopting our technology, including the potential for increased local market share that may result from offering da Vinci surgery. Once a hospital has installed a da Vinci Surgical System, our clinical sales representatives help drive the utilization of the system, and our technical service representatives provide service and maintenance for the system.

As of December 31, 2007, we had 260 employees in our field sales and service organizations, up from 197 employees in these organizations as of December 31, 2006. We expect to continue growing these organizations as we expand our business.

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

The surgeon can simultaneously control any two of the operating arms by tapping a foot pedal underneath the surgeon’s console. The 4th arm is available as an option on new da Vinci Surgical Systems and can be added as an upgrade to existing da Vinci Surgical Systems. The 4 th arm is standard on the da Vinci S Surgical System.

Intellectual Property

We believe that achieving and maintaining a competitive advantage is crucial in the medical device industry. To that end, we strive to develop, maintain, protect, and acquire proprietary technologies. Since our inception in late 1995, we have encountered and solved a number of technical hurdles. We have patented and continue to pursue patent and other intellectual property protection for the technology that we have developed to overcome these hurdles. In addition to developing our own patent portfolio, we have spent significant resources to acquire exclusive license rights to necessary and desirable patents and other intellectual property from SRI International and IBM, which were early leaders in applying robotics to surgery. One of the strengths of our portfolio is that the licensed SRI International and IBM patents have original filing dates as early as January 1992 and June 1991, respectively. We have also exclusively licensed a patent application from MIT concerning robotic surgery and an extensive minimally invasive heart surgery patent portfolio from Heartport, Inc. in the field of robotic surgery. The Heartport patents cover many different forms of minimally invasive robotic surgery, including single- and multi-vessel coronary artery bypass grafts, heart valve repair and replacement and beating heart stabilization. In June 2001, we entered into a non-exclusive patent license with Olympus Optical Co., Ltd. of Japan for several robotic surgery patents. As a result of our acquisition of Computer Motion, we now have the benefit of patent licenses previously held by Computer Motion. In January 2004, we licensed both exclusively and non-exclusively four patents from Brookhill-Wilk, LLC. In September 2005, we entered into a cross-license agreement with Hansen Medical, Inc. to co-exclusively license a number of robotic surgery related patents and applications in the fields of endoscopic, laparascopic, thoracoscopic, or open diagnostic surgeries. In December 2005, we purchased three patents related to image-guided surgeries from IBM. In January 2006, we licensed on a non-exclusive basis a number of suction stabilizer related patents and applications that Medtronic’s Cardiac Surgery Division owns (and has the right to grant a license) to make and sell suction stabilizers that are mechanically coupled to and manipulated by robotic devices. In May 2006, we licensed on a non-exclusive basis a number of master input mechanism and control patents from Sensable Technologies. During fiscal 2007, we entered into several intellectual property co-development arrangements with corporate partners for development in the fiber-optic shape sensing area and acquired rights to patents in the flexible robotics area. Additionally, in December 2007, we reached agreement with California Institute of Technology for a non-exclusive use license of its patent portfolio in the field of medical robotics. We have licensed a number of instrument related patents from a number of instrument manufacturers.

As of December 31, 2007, we held exclusive field-of-use as well as non-exclusive licenses for over 200 US patents and over 90 foreign patents, and owned outright over 140 US patents and over 60 foreign patents. We also own or have licensed numerous pending United States and foreign patent applications. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon’s console, electromechanical arms, vision system, endoscope positioning system and EndoWrist instruments. We intend to continue to file additional patent applications both in the United States and in foreign jurisdictions to seek protection for our technology.

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

Research and Development

We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform new and better surgical procedures with less difficulty. Our research and development team includes experienced personnel in robotic technology. Our design engineers span a number of disciplines, including software engineering, systems analysis and electrical and mechanical engineering. In addition, we have engineers who specialize in vision technology. Finally, we have a manufacturing engineering group that continues to improve the manufacturability and quality of our products. We incurred $48.9 million, $29.8 million and $17.4 million of research and development expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In addition, a limited number of companies are using or planning to use robots and computers in surgery, including Armstrong Healthcare Ltd., Hitachi Ltd., MicroDexterity Systems, Inc., Sinters SA, Terumo Medical Corporation, and Toshiba, Inc. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products.

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

In January 2007, FDA concluded an inspection of our Sunnyvale manufacturing facility and issued a list of observations (Form 483) setting forth some observed deficiencies under the QSR relating to handling of nonconforming product, corrective and preventive actions, complaint handling, supplier management, reporting of correction and removals and MDR report filing timing. In February 2007, we responded to each observation with proposed corrective actions. In an October 2007 Enforcement report from FDA, the FDA reported on two voluntary corrections and removals conducted by us for our systems. We have addressed these issues through field inspections and corrections using our field service organization. As part of our quality system, we take a proactive approach in upgrading software in our field systems routinely and in monitoring system performance. These actions are reviewed by FDA and are periodically reported if they meet certain criteria for public reporting. We believe our quality systems are functioning properly and we continue to work with FDA and agencies worldwide to satisfy their reporting requirements. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

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

Employees

As of December 31, 2007, we had 764 employees, 102 of whom were engaged directly in research and development, 260 in manufacturing and service and 402 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

da Vinci surgery is a new technology that competes with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options include traditional MIS, open surgery, interventional approaches, or pharmacological regimens. Some of these procedures are widely accepted in the medical community and in many cases have a long history of use. Technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will continue to be competitive with current or future technologies.

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

GENERAL ECONOMIC CONDITIONS MAY CAUSE OUR CUSTOMERS TO DELAY BUYING OUR PRODUCTS RESULTING IN LOWER REVENUES.

The national economy of the United States and the global economy are both subject to economic downturns. An economic downturn in any market in which we sell our products may have a significant impact on the ability of our customers to secure adequate funding to buy our products or might cause purchasing decisions to be delayed. Our da Vinci Surgical System typically has a lengthy sales cycle. It is viewed as a major capital item by our customers, which often requires approval by their senior level managers and/or boards of directors. Any delay in purchasing our products may result in decreased revenues and also allow our competitors additional time to develop products that may have a competitive edge, making future sales of our products more difficult.

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

Our business currently depends in part on our activities in Europe and other foreign markets. Revenue to markets outside of the United States accounted for approximately 22%, 17%, and 17% of our revenue for the years ended December 31, 2007, 2006 and 2005, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

A large portion of our international sales are denominated in United States dollars. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business.

IF DEFECTS ARE DISCOVERED IN OUR PRODUCTS, WE MAY INCUR ADDITIONAL UNFORESEEN COSTS, HOSPITALS MAY NOT PURCHASE OUR PRODUCTS AND OUR REPUTATION MAY SUFFER.

Our products incorporate mechanical parts, electrical components, optical components and computer software, any of which can contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, we expect that our customers will have an increased sensitivity to such defects. In the past, we have voluntarily recalled certain products as a result of performance problems. We cannot assure that our products will not experience component aging, errors or performance problems in the future. If we experience flaws or performance problems, any of the following could occur:

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

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, THE LOSS OF WHICH COULD HARM OUR REVENUES IN THE TERRITORY SERVICED BY THESE DISTRIBUTORS.

We have strategic relationships with a number of key distributors for sales and service of our products, in certain foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected.

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

NATURAL OR OTHER DISASTERS COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR IN HIGHER EXPENSES.

Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters and many of our operations are located in California, a seismically active region. A natural disaster in any of our major markets in North America or Europe could have a material adverse impact on our operations, operating results and financial condition. Further, any unanticipated business disruption caused by Internet security threats, damage to global communication networks or otherwise could have a material adverse impact on our operating results.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Our application of SFAS 123(R) may not be consistent with other companies or industry practice, and we may modify our application of SFAS 123(R) in the future, which could further affect our reported results of operations.

OUR RESULTS OF OPERATIONS COULD VARY AS A RESULT OF THE METHODS, ESTIMATES, AND JUDGMENTS WE USE IN APPLYING OUR ACCOUNTING POLICIES.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. For example, the calculation of share-based compensation expense under SFAS 123(R), requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, and the exercise behavior of our employees. Changes in any of our assumptions in the calculation of share-based compensation expense could impact our gross margin percentage; selling, general and administrative expense; research and development expenses; and our tax rate.

CHANGES IN OUR EFFECTIVE TAX RATE MAY HARM OUR RESULTS OF OPERATIONS.

A number of factors may harm our future effective tax rates including:

•	The jurisdictions in which profits are determined to be earned and taxed;

•	The resolution of issues arising from tax audits with various tax authorities;

•	Changes in valuation of our deferred tax assets and liabilities;

•	Increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;

•	Changes in available tax credits;

•	Changes in share-based compensation;

•	Changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and

•	The repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could harm net income for future periods.

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

In January 2007, FDA concluded an inspection of our Sunnyvale manufacturing facility and issued a list of observations (Form 483) setting forth some observed deficiencies under the QSR relating to handling of nonconforming product, corrective and preventive actions, complaint handling, supplier management, reporting of correction and removals and MDR report filing timing. In February 2007, we responded to each observation with proposed corrective actions. In an October 2007 Enforcement report from FDA, the FDA reported on two voluntary corrections and removals conducted by us for our systems. We have addressed these issues through field inspections and corrections using our field service organization. As part of our quality system, we take a proactive approach in upgrading software in our field systems routinely and in monitoring system performance. These actions are reviewed by FDA and are periodically reported if they meet certain criteria for public reporting. We believe our quality systems are functioning properly and we continue to work with FDA and agencies worldwide to satisfy their reporting requirements. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

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

To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

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

In January 2007, the California Institute of Technology (CalTech) filed a patent infringement suit against our company in the United States District Court for the Eastern District of Texas. In December 2007, the parties entered into a license agreement pursuant to which Intuitive received a non-exclusive license to certain CalTech intellectual property, including the patents at issue in the litigation, and CalTech agreed to dismiss the litigation with prejudice. However, we cannot assure you that we will not be subject to lawsuits by other third parties in the future.

We cannot assure that a court or administrative body would agree with any arguments or defenses we may have concerning invalidity, unenforceability or non-infringement of any third-party patent. In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering surgical products that are similar or identical to ours. We cannot assure that any patents issuing from applications filed by a third party will not cover our products or will not have priority over our patent applications.

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with Brookhill-Wilk, LLC. , Hansen Medical, Inc., Heartport, Inc., now part of Johnson & Johnson, IBM Corporation, Medtronic, Inc., MIT, Olympus Optical Co., Ltd., Sensable Technologies and SRI International. Any of these agreements may be terminated for breach. If any of these agreements are terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products.

RISKS RELATING TO OUR TRADING MARKETS

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS’ OR INVESTORS’ EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Due to the nascent nature of our industry, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven, and we may be unable to continue to generate significant revenues. Our product typically has a lengthy sales cycle. In addition, our costs may be higher than we anticipated. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.

The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2007, the NASDAQ close price of one share of our common stock reached a high of $353.00 and a low of $87.11. Our stock price can fluctuate for a number of reasons, including:

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

THE INVESTMENT OF OUR SUBSTANTIAL CASH BALANCE AND OUR INVESTMENTS IN MARKETABLE DEBT SECURITIES ARE SUBJECT TO RISKS WHICH MAY CAUSE LOSSES AND AFFECT THE LIQUIDITY OF THESE INVESTMENTS.

At December 31, 2007, we had $122.8 million in cash and cash equivalents and $512.6 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the year-ended December 31, 2007, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At February 11, 2008, we held approximately $100 million of municipal notes investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008 auctions failed for $15 million of our auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007, we owned approximately 315,000 square feet of floor space on 21 acres of land in Sunnyvale, California, where we house our headquarters, manufacturing, research and development, service, and support functions. In addition, we have entered into an agreement to purchase a building and land, approximately 7 acres, adjacent to our Corporate Headquarters in Sunnyvale, California. We intend to demolish the existing building and construct a multi-use facility with 154,000 square feet of floor space. We do not anticipate completing construction until late 2009. We also lease approximately 5,000 square feet of space for research and development in Milford, Connecticut and approximately 5,100 square feet of space for our international headquarters in Aubonne, Switzerland. In addition, we have committed to a three year lease which begins in February 2008, for approximately 34,000 square feet of floor space, in Mexicali, Mexico. We intend to manufacture certain products in this space by the end of fiscal 2008.

In connection with our acquisition of Computer Motion in June 2003, we assumed leases for approximately 48,000 square feet in Goleta, California. These leases had varying terms, the longest of which extended to September 2007. These leases have now expired.

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

In January 2007, the California Institute of Technology (CalTech) filed a patent infringement suit against our company in the United States District Court for the Eastern District of Texas. In December 2007, the parties reached agreement pursuant to which we received non-exclusive use license of CalTech’s patent portfolio including the patents at issue in the litigation, and CalTech agreed to dismiss the litigation with prejudice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is being traded on The NASDAQ Global Select Market under the symbol “ISRG”. The following table sets forth the high and low closing prices of our common stock for each period indicated and are as reported by NASDAQ.

	2007		2006
Fiscal	High	Low	High	Low
First Quarter	$123.38	$87.11	$137.27	$88.00
Second Quarter	$143.39	$121.19	$128.82	$98.99
Third Quarter	$231.31	$141.91	$121.91	$91.95
Fourth Quarter	$353.00	$231.40	$112.16	$94.80

As of January 31, 2008, there were approximately 392 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2002 and December 31, 2007, with the cumulative total return of (i) the S&P Health Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2002 in our common stock, the S&P Health Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Intuitive Surgical, Inc.	100.00	138.72	324.84	951.87	778.41	2,621.75
Nasdaq Composite Index	100.00	150.01	162.89	165.13	180.85	198.60
S&P Healthcare Index	100.00	113.31	113.58	119.09	125.98	132.77

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

	Year Ended December 31,
	2007		2006		2005		2004	2003
	(In thousands, except per share amounts)
Revenue	$600,828		$372,682		$227,338		$138,803	$91,675
Gross profit	$414,286		$247,836		$153,569		$87,990	$44,029
Net income (loss)	$144,537	(1)	$72,044	(1)(2)	$94,134	(2)	$23,478	$(9,623)
Net income (loss) per common share:
Basic	$3.82		$1.96		$2.68		$0.70	$(0.41)
Diluted	$3.70		$1.89		$2.51		$0.67	$(0.41)
Shares used in computing basic and diluted net income (loss) per common share:
Basic	37,831		36,737		35,070		33,693	23,626
Diluted	39,021		38,093		37,488		34,976	23,626
Cash, cash equivalents and investments	$635,381		$330,296		$202,739		$132,038	$112,949
Total assets	$1,039,998		$671,790		$501,587		$354,229	$314,994
Notes payable, less current portion	$—		$—		$—		$—	$695
Long-term liabilities	$19,554		$1,418		$1,009		$912	$1,701

(1)	Net income for the year ended December 31, 2007 and December 31, 2006 included stock-based compensation expense under SFAS 123(R) of $23.6 million and $16.3 million, net of tax, related to employee stock options and employee stock purchases. Prior to fiscal 2006, there was no stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Net income for the year ended December 31, 2005 included a deferred tax benefit of $22.2 million related to the reversal of the valuation allowance. During 2006, we began reporting income taxes on a fully-taxed basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instrument, accessory, and service revenue. The da Vinci Surgical System generally sells for approximately $1.0 million to $1.7 million, depending on configuration, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $150,000 per year, depending on configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Over the past five years, revenue generated from the sales of instruments and accessories, service and training increased from $29.9 million, or 33% of total revenue, in 2003 to $60.0 million, or 43% of total revenue, in 2004 to $102.7 million, or 45% of total revenue, in 2005 to $166.8 million, or 45% of total revenue, in 2006 to $276.4 million, or 46% of total revenue, in 2007. We expect recurring revenue to become a larger percentage of total revenue in the future.

Regulatory Activities

We believe that we have obtained all of the clearances required to market our products to our targeted surgical specialties within the United States. As we make additions to target procedures, we will continue to obtain the necessary clearance. The following table lists chronologically our FDA clearances to date:

•	July 2000—General laparoscopic procedures

•	March 2001—Non-cardiac thoracoscopic procedures

•	May 2001—Prostatectomy procedures

•	November 2002—Cardiotomy procedures

•	July 2004—Cardiac revascularization procedures

•	March 2005—Urologic surgical procedures

•	April 2005—Gynecologic surgical procedures

•	June 2005—Pediatric surgical procedures

In an October 2007 Enforcement report from FDA, the FDA reported on two corrections and removals conducted by us for our systems. We have addressed these issues through field inspections and corrections using our field service organization. As part of our quality system, we take a pro-active approach in upgrading software in our field systems routinely and in monitoring system performance. These actions are reviewed by FDA and are periodically reported if they meet certain criteria for public reporting. We believe our quality systems are functioning properly and we continue to work with FDA and agencies worldwide to satisfy their reporting requirements.

2007 Business Events and Trends

Introduction. We experienced rapid growth during the years ended December 31, 2007 and 2006, which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

2007 Financial Highlights

•	Revenue grew 61% to $600.8 million compared with $372.7 million for the year ended December 31, 2006.

•	Recurring revenue grew 66% to $276.4 million compared with $166.8 million for the year ended December 31, 2006.

•	Instruments and accessories revenue grew 72% to $191.7 million compared with $111.7 million for the year ended December 31, 2006.

•	System revenue grew 58% to $324.4 million compared with $205.9 million for the year ended December 31, 2006.

•	We sold 241 da Vinci Surgical Systems during the year ended December 31, 2007; an increase of 42% compared with 170 for the year ended December 31, 2006.

•	As of December 31, 2007, we had a da Vinci Surgical System installed base of 795 systems, 595 in North America, 136 in Europe, and 64 in the rest of the world.

•

Operating income increased by 93% to $206.7 million, or 34% of revenue, during the year ended December 31, 2007 compared to $107.4 million, or 29% of revenue, for the year ended December 31, 2006. Operating income included $36.3 million and $25.3 million for the years ended December 31, 2007 and 2006, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•

Our business continues to demonstrate the ability to generate significant positive cash flow while supporting our rapid business growth. Cash, cash equivalents, and investments increased by $305.1 million during 2007, including $56.0 million of proceeds from employee stock programs and warrant exercises. We ended fiscal 2007 with $635.4 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). dVP procedures grew by over 65% in 2007 and represented more than half of all the da Vinci surgical procedures for the year. The dVH procedure was a faster growing procedure from a percentage growth standpoint in 2007, growing by over 175%.

New Products. We launched the high definition (HD) vision system in January 2007 in the United States and in May 2007 to international markets. The HD vision system provides 20% more viewing area and enhances visualization of tissue planes and critical anatomy compared with our standard vision system. The digital zoom feature in the 3-D HD vision system allows surgeons to magnify the surgical field of view without adjusting the endoscope position and reduces interference between the endoscope and instruments. We believe the new 3-D HD vision system enables improved surgical outcomes. The 3-D HD vision is available as an option on new da Vinci S Surgical Systems and as an upgrade option to our existing customers who own a da Vinci S Surgical System. During 2007, 160 of the 241 total da Vinci Surgical Systems sold were HD systems. We expect a majority of the systems sold in the future to be da Vinci S Systems with HD vision system, but we do not expect 3-D HD upgrades to comprise a significant portion of revenue in the future.

During the second quarter of fiscal 2007, we launched the 3-arm da Vinci S Surgical System. The 3-arm da Vinci S Surgical System shares the same core functionality of the da Vinci S Surgical System including a streamlined interface, a motorized patient cart, quick-click cannula mounts and single-use sterile adapters for rapid instrument exchange. The 3-arm da Vinci S Surgical System includes a standard definition 3D vision system and a patient-side cart with two instrument arms. The 3-arm da Vinci S Surgical System is an addition to the da Vinci S product line and can be upgraded in the future to the full capability of a 4-arm da Vinci S system with HD vision. We sold six 3-arm da Vinci S Surgical Systems during the year ended December 31, 2007.

During the third quarter of fiscal 2007, we introduced the EndoWrist Large Hem-o-lok® Clip Applier, a new 8mm EndoWrist Clip Applier, that provides the surgeon direct control in placing large Hem-o-lok® polymer clips. The EndoWrist Large Hem-o-lok® Clip Applier was developed in collaboration with Teleflex Medical, a division of Teleflex Corporation.

Facilities and Information Technology Infrastructure. We have made investments in facilities and information technology infrastructure to support current and future growth. In the year 2007, we entered into an agreement to purchase a building and land, approximately 7 acres, adjacent to our Corporate Headquarters in Sunnyvale, California. The existing building will be demolished and we plan to construct a multi-use facility with 154,000 square feet of floor space. We do not anticipate completing construction until late 2009. In addition, we have entered into a three year lease for approximately 34,000 square feet of space in Mexicali, Mexico. We intend to manufacture certain products in this space by the end of fiscal 2008. We have also invested in information technology infrastructure to support our growth. Total capital expenditures for 2007 were $20.3 million.

Technology Acquisitions

•

In 2007, we entered into several intellectual property co-development arrangements with corporate partners for development in the fiber-optic shape sensing area and acquired rights to patents in the flexible robotics area.

•	In December 2007, we reached agreement with California Institute of Technology for a non-exclusive use license of its patent portfolio in the field of medical robotics.

International Reorganization. During the year ended December 31, 2007, we moved our international headquarters from France to Switzerland. We believe this reorganization will streamline our international operations and optimize our tax structure for the long term. We do not anticipate realizing benefits from the lower tax rates until fiscal 2009 at the earliest. The reorganization plan resulted in costs for relocation of the European operations and certain employees, severance of certain employees, the set-up of new facilities and information technology infrastructure, and other costs associated with the transition. Based upon the plan, we incurred reorganization costs of approximately $2.0 million in 2007.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated statements of operations information (in thousands):

	Year Ended December 31,
	2007	% of Total Revenue	2006	% of Total Revenue	2005	% of Total Revenue
Revenue:
Products	$516,089	86%	$317,599	85%	$192,417	85%
Services	84,739	14%	55,083	15%	34,921	15%

Total revenue	600,828	100%	372,682	100%	227,338	100%
Cost of revenue:
Products	145,654	24%	97,615	26%	58,357	26%
Services	40,888	7%	27,231	7%	15,412	6%

Total cost of revenue	186,542	31%	124,846	33%	73,769	32%
Products gross profit	370,435	62%	219,984	59%	134,060	59%
Services gross profit	43,851	7%	27,852	8%	19,509	9%

Gross profit	414,286	69%	247,836	67%	153,569	68%

Operating costs and expenses:
Selling, general and administrative	158,685	27%	110,703	30%	67,443	30%
Research and development	48,859	8%	29,778	8%	17,354	8%

Total operating costs and expenses	207,544	35%	140,481	38%	84,797	38%

Income from operations	206,742	34%	107,355	29%	68,772	30%
Interest and other income, net	30,492	5%	12,783	3%	5,035	2%

Income before income taxes	237,234	39%	120,138	32%	73,807	32%
Income tax expense (benefit)	92,697	15%	48,094	13%	(20,327)	-9%

Net income	$144,537	24%	$72,044	19%	$94,134	41%

Total Revenue

Total revenue increased by 61% and 64% during the years ended December 31, 2007 and 2006, respectively. Revenue increased from $227.3 million during the year ended December 31, 2005 to $372.7 million during the year ended December 31, 2006 to $600.8 million during the year ended December 31, 2007. Total revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. dVP has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has indicated dVP to offer superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. In 2006 and 2007, dVH has been a much faster growing procedure on a percentage of growth basis. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays and a quicker return to normal daily activities.

Revenue within the United States accounted for 78% of total revenue during the year ended December 31, 2007 and 83% of total revenue during the years ended December 31, 2006 and 2005. We believe domestic revenue accounts for the large majority of total revenue due largely to the competitive nature of the domestic healthcare market. We expect revenue will continue to concentrate in the U.S. market, as U.S. hospitals are generally more willing to invest in technology that will drive incremental patients into their healthcare systems. As adoption progresses and as we reach standard of care for target procedures, we expect international revenue to increase as a percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the past three years (in millions, except unit sales and percentages):

Revenue	2007	2006	2005
Instruments and accessories	$191.7	$111.7	$67.8
Systems	324.4	205.9	124.6

Total product revenue	516.1	317.6	192.4
Services	84.7	55.1	34.9

Total revenue	$600.8	$372.7	$227.3

Recurring revenue	$276.4	$166.8	$102.7
% of total revenue	46%	45%	45%
Domestic	$468.9	$309.9	$188.8
International	131.9	62.8	38.5

Total revenue	$600.8	$372.7	$227.3

da Vinci Surgical System unit sales	241	170	115

Product Revenue

Product revenue increased to $516.1 million for the year ended December 31, 2007 from $317.6 million for the year ended December 31, 2006. The $198.5 million (63%) increase reflects higher revenue from sales of instruments and accessories, and systems.

Instruments and accessories revenue increased to $191.7 million for the year ended December 31, 2007, up 72% compared with $111.7 million for the year ended December 31, 2006. The increase is driven by a similar percentage increase in procedures performed with the da Vinci Surgical System. The hysterectomy procedure was the fastest growing procedure on a percentage basis and prostatectomy was the largest volume procedure. For established accounts in 2007, we recognized an average of $1,500 to $2,000 in instrument and accessory revenue per surgical procedure performed with the da Vinci Surgical System. Total instrument and accessory revenue per procedure was between $2,000 and $2,500 reflecting the impact of initial instrument and accessory purchases for newly installed systems. Instrument and accessory pricing remains unchanged in 2006 and 2007.

Systems revenue increased to $324.4 million for the year ended December 31, 2007 from $205.9 million for the year ended December 31, 2006 primarily due to the growth in the number of system unit sales reflecting adoption of robotic surgery, increased average selling prices (ASPs) resulting from the higher priced da Vinci S and da Vinci S HD Surgical Systems, and the favorable foreign exchange impact of Euro-denominated sales. We sold 241 da Vinci Surgical Systems during 2007, compared with 170 systems sold during 2006. The 241 systems sold during 2007 consisted of 160 da Vinci S 3-D HD, 59 da Vinci S 4-arm, 6 da Vinci S 3-arm, and 16 standard da Vinci Surgical Systems. In addition, we recognized revenue from HD and fourth arm upgrades of $4.8 million during year ended December 31, 2007, compared with $4.5 million during the year ended December 31, 2006. The average revenue recognized per da Vinci system sold increased to $1.3 million in 2007, compared to $1.2 million in 2006.

Product revenue increased to $317.6 million for the year ended December 31, 2006 from $192.4 million for the year ended December 31, 2005. The $125.2 million (65%) increase reflects higher revenue of instruments and accessories, and systems sales.

Instrument and accessory revenue increased to $111.7 million during the year ended December 31, 2006 from $67.8 million during the year ended December 31, 2005. The increase is driven by higher adoption rates of robotic surgery. For established accounts in 2006, we recognized an average of $1,500 to $2,000 in instrument and accessory revenue per surgical procedure performed with the da Vinci Surgical System. Total instrument and accessory revenue per procedure was between $2,000 and $2,500 reflecting the impact of initial instrument and accessory purchases for newly installed systems. Instrument and accessory pricing was unchanged from 2005.

System revenue increased to $205.9 million during the year ended December 31, 2006 from $124.6 million during the year ended December 31, 2005 due to growth in the number of systems sold, reflecting adoption of robotic surgery and increased average selling prices (ASPs) resulting from the successful launch of the higher priced da Vinci S Surgical System. 170 systems were sold during the year ended December 31, 2006, compared to 115 systems during the year ended December 31, 2005. The 170 systems sold during 2006 consisted of 148 da Vinci S Surgical Systems and 22 standard da Vinci Surgical Systems. The average revenue recognized per da Vinci system sold increased to $1.2 million in 2006, compared to $1.0 million in 2005 primarily due to the higher price of da Vinci S Systems.

Service Revenue

Service revenue, comprised primarily of system service, increased to $84.7 million for the year ended December 31, 2007 from $55.1 million for the year ended December 31, 2006. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for 2007 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were approximately 637 systems on average under service contract in 2007 generating an average of $131,000 per system per year, compared to an average of 451 systems under service contract in 2006 generating an average of $118,000 per system per year. The increase in service revenue per system was driven by a higher percentage of the installed base being comprised of da Vinci S and da Vinci S HD Surgical Systems, which carry a higher contractual service rate than standard model da Vinci Systems.

Service revenue increased to $55.1 million for the year ended December 31, 2006 from $34.9 million for the year ended December 31, 2005. Higher 2006 system service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were an average of 451 systems under service contract in 2006 generating an average of $118,000 per system per year, compared to an average of 315 systems under service contract in 2005 generating an average of $108,000 per system per year. The increase in service revenue per system was driven by a higher percentage of the install base being comprised of da Vinci and da Vinci S Surgical Systems in the 2006 installed base, which carry a higher contractual service rate than standard model systems.

Gross Profit

Product gross profit for the year ended December 31, 2007 was $370.4 million, or 72% of product revenue, compared to $220.0 million, or 69% of product revenue, during the year ended December 31, 2006. The higher 2007 product gross profit percentage was driven by the higher 2007 da Vinci Surgical Systems ASPs, instrument and system material cost reductions and leveraging manufacturing costs across higher production volumes. Product gross profit for the year ended December 31, 2007 and 2006 included stock-based compensation expense of $3.5 million and $2.4 million, respectively.

Product gross profit for the year ended December 31, 2006 was $220.0 million, or 69% of product revenue, compared to $134.1 million, or 70% of product revenue, during the year ended December 31, 2005. Lower 2006 product profit margins were primarily due to $2.4 million impact of stock option expense that was not included in 2005 results.

Service gross profit for the year ended December 31, 2007 was $43.9 million, or 52% of service revenue, compared to $27.9 million, or 51% of service revenue during the year ended December 31, 2006. The higher 2007 service gross profit reflect leveraging costs over a greater install base. Service gross profit for the year ended December 31, 2007 and 2006 included stock-based compensation expense of $2.3 million and $1.5 million, respectively.

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

Selling, general and administrative expenses during the year ended December 31, 2007 were $158.7 million, up 43% from $110.7 million during the year ended December 31, 2006. The increase is due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels, increased stock-based compensation and international reorganization costs. Selling, general and administrative expenses are expected to increase in the future to support our expanding business. Stock-based compensation expense charged to sales, general and administrative expenses for the years ended December 31, 2007 and 2006 were $22.6 million and $16.0 million, respectively.

Selling, general and administrative expenses during the year ended December 31, 2006 were $110.7 million, up 64% from $67.4 million during the year ended December 31, 2005. The increase was primarily due to stock compensation expense charged to general and administrative expenses of $16.0 million during the year ended December 31, 2006, sales organization growth, higher commissions relating to higher revenue and additional headcount in various support functions across the organization.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses during the year ended December 31, 2007 were $48.9 million, compared to $29.8 million during the year ended December 31, 2006. The increase is due to the growth in our research and development organization costs associated with co-development arrangements, higher prototype expenses, and stock-based compensation expense. During the year ended December 31, 2007, we entered into several intellectual property co-development arrangements with corporate partners. Costs associated with these co-development arrangements were $4.1 million for the year ended December 31, 2007. Stock-based compensation expense charged to research and development expense during the years ended December 31, 2007 and 2006 were $8.0 million and $5.4 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including the aforementioned intellectual property development arrangements, will continue to increase in the future.

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

Interest and Other Income, Net

Interest and other income, net, was $30.5 million for the year ended December 31, 2007, compared to $12.8 million for the year ended December 31, 2006. Interest and other income during the year 2007 comprised of $23.3 million in interest income, $4.1 million gain on the sales of publicly-traded equity securities and $3.1 million of foreign exchange gains. Interest income increased $11.7 million from interest earned on higher cash and investment balances and higher interest rates. Other income in 2007 increased by $6.0 million due to $4.1 million of gain on the sale of investments in publicly-traded equity securities and $1.9 million of foreign exchange gains.

Interest and other income, net, comprised mostly of interest income, was $12.8 million for the year ended December 31, 2006, compared to $5.0 million for the year ended December 31, 2005. Interest income was $11.4 million during the year 2006, compared to $5.6 million during the year 2005. The increase between years resulted primarily from higher interest income earned on increasing cash, cash equivalent and investment balances and generally increasing interest rates.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was $92.7 million, $48.1 million, and ($20.3) million during the years ended December 31, 2007, 2006, and 2005, respectively. The effective tax rate for 2007 is approximately 39.1%, which differs from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit partially offset by research and development tax credit generated in 2007. The effective tax rate for 2006 is approximately 40.0%, which differs from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit. Most of the income taxes recorded in fiscal 2007 and 2006 did not result in cash outlays during the year due to the utilization of net operating loss carryforwards and tax credit carryforwards as well as deductions due to employee stock options.

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

As of December 31, 2007, the Company had net operating loss carry forwards for federal tax purposes of approximately $14.7 million. Of this amount, $12.7 million relates to stock option deductions that will be recognized through additional paid-in capital when utilized. As such, these deductions are not reflected in the Company’s deferred tax assets. If not utilized, these loss carry forwards will begin to expire in 2021. For state tax purposes, the loss carry forwards are approximately $0.5 million, all of which is reflected in the Company’s deferred tax assets. If not utilized, the state loss carry forwards will begin to expire in 2013.

As of December 31, 2007, the Company had no recognized research credit carry forwards for both federal and California tax purposes.

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

Liquidity And Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $202.7 million at December 31, 2005, to $330.3 million at December 31, 2006, to $635.4 million at December 31, 2007. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, for a discussion on the impact of interest rate risk and market risk on our investment portfolio.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by (used in)
Operating activities	$205,687	$99,845	$70,787
Investing activities	(236,400)	(113,353)	(103,307)
Financing activities	118,847	42,183	32,316
Effect of exchange rates on cash and cash equivalents	301	207	(59)

Net increase (decrease) in cash and cash equivalents	$88,435	$28,882	$(263)

Consolidated Cash Flow Data

Operating Activities

For the year ended December 31, 2007, cash flow from operations of $205.7 million exceeded our net income of $144.5 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $59.1 million. Also included in our net income is approximately $4.1 million of gain on the sale of publicly-traded equity securities which has been classified as an investing activity.

2)	We experienced rapid growth in our business with revenues increasing 61% in 2007. However, our net investment in working capital and other operating assets totaled only $2.1 million.

Working capital is comprised primarily of accounts receivable, inventory, other current assets, deferred revenue and other current liabilities. Accounts receivable increased $35.7 million or 38% in 2007, reflecting increased revenue and the timing of system sales. Inventory increased $8.2 million or 34% in 2007 due to increased sales volume. Other assets increased by $6.8 million or 99% in 2007, reflecting the timing of payments. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $17.3 million or 46% in 2007, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $35.3 million or 79% in 2007, reflecting changes in the volume of our business and timing of vendor payments.

For the year ended December 31, 2006, cash flow from operations of $99.8 million exceeded our net income of $72.0 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $56.0 million.

2)	We experienced rapid growth in our business with revenues increasing 64% in 2006. This growth required investment in working capital, particularly accounts receivable and inventory. Our net investment in working capital and other operating assets totaled $28.2 million.

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

For the year ended December 31, 2005, cash flow from operations of $70.8 million was less than our net income of $94.1 million for two primary reasons:

1)	we recorded a one-time deferred tax benefit of $22.2 million (see Note 9 of the Notes to the Financial Statements). This benefit was non-cash.

2)	we experienced rapid growth in our business with revenues increasing 64% in 2005. This growth requires investment in working capital, particularly accounts receivable and inventory. Our net investment in working capital and other operating assets totaled $9.7 million.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2007, 2006, and 2005 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $212.4 million, $95.3 million, and $72.3 million, respectively, and purchases of property and equipment and licensing of patents of $24.0 million, $18.1 million, and $31.0 million, respectively. Our investments are generally in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds and generated approximately 5.1% interest in 2007. We are not a capital-intensive business. Our purchases of property and equipment in 2007, 2006 and 2005 related mainly to facilities and information technology infrastructure to support capacity expansion in our business.

Financing Activities

Net cash provided by financing activities in 2007 and 2006 consisted primarily of proceeds from stock options, employee stock purchases and warrants exercises of $56.0 million and $19.1 million, respectively, and excess tax benefits from stock-based compensation of $62.9 million and $23.0 million, respectively. Net cash flows provided by financing activities in 2005 consisted primarily of proceeds from stock options and warrants exercises of $32.9 million.

Effect of exchange rates on cash and cash equivalents

The positive effect of exchange rates on cash and cash equivalents in 2007 and 2006 was due to the weakening of the U.S. dollar during those periods against other foreign currencies, primarily the Euro. The negative effect of exchange rates on cash and cash equivalents in 2005 was due to the strengthening of the U.S. dollar during that period against other foreign currencies, primarily the Euro.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. During 2007, we experienced significant business expansion. We increased revenue by 61%, invested in new facilities, upgraded our information technology systems, and increased our headcount by 36%. In this high growth year, we generated $144.5 million of net income, which represented the major driver of the net cash provided by operating activities in 2007. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investments balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years
Operating leases	$3,287	$1,157	$2,110	$20
Purchase commitments and obligations	114,884	106,023	7,611	1,250
Purchase of land and building	16,976	16,976	—	—

Total contractual obligations	$135,147	$124,156	$9,721	$1,270

Operating leases: We lease office spaces in the United States and Switzerland and have committed to a lease in Mexico beginning fiscal 2008. We also lease automobiles for certain employees. Operating lease amounts include future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year.

Purchase commitments and obligations. These amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of patent rights and patents. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Purchase of land and building. This represents amounts owed on an agreement to purchase a building and land, approximately 7 acres, adjacent to our Corporate Headquarters in Sunnyvale, California and expected costs to vacate existing tenants in that building. We intend to demolish the existing building and construct a multi-use facility with 154,000 square feet of floor space. We do not anticipate completing construction until late 2009.

Other commitments. Effective January 1, 2007, the Company adopted the provisions of FIN 48. We are unable to make a reasonably reliable estimate as to when payments may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See Note 9 of notes to the consolidated financial statements for additional information.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K 40.

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

Revenue recognition. We frequently enter into revenue arrangements with customers that contain multiple elements or deliverables such as system and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

Investments. We have an investment portfolio comprised of marketable debt securities including U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments, below their cost basis, are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than our cost basis, auction success and failure rates, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is reflected in net income, which could materially adversely affect our operating results.

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

We have intangible assets on our balance sheet related to the acquisition of Computer Motion, Inc. and the acquisition of other patents. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. We conducted the required intangible assets impairment review during the fourth quarter of 2007. No impairment charge was recorded for the years ended December 31, 2007, 2006 and 2005. A considerable amount of judgment is required in calculating this impairment charge, principally in determining market premiums and financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

Goodwill. We have goodwill on our balance sheet relating to the acquisition of Computer Motion, Inc. Goodwill is recorded as the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. We perform goodwill impairment tests on an annual basis and more frequently if certain indicators are present. In the event we determine that goodwill has been impaired, we will record an accounting charge for the impairment during the fiscal quarter in which the determination is made. In the fourth quarter of 2007, we performed our assessment of whether there was an indication that goodwill was impaired at December 31, 2007. The quoted market price of our common stock was used to determine fair value for the impairment purpose. Our market capitalization continues to support the fair value of our reporting unit. We completed the goodwill impairment tests and determined that the goodwill was not impaired at December 31, 2007. A considerable amount of judgment is required in calculating this impairment charge, principally in determining the reporting units. Should conditions be different from management’s current estimates, material write-downs of goodwill may be required, which would adversely affect our operating results.

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. Beginning fourth quarter of 2005, we released our valuation allowance as we believed that it was more likely than not that we would be able to utilize our deferred tax assets. Management had concluded, based upon operating results, expectations of future taxable income, carryforward periods available to us, and other factors, that it is more likely than not that we will realize sufficient earnings to utilize our deferred tax assets.

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

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). All investments mature within approximately 2 years from the date of purchase. Our holdings of the securities of any one issuer, except government agencies, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.1 million as of December 31, 2007. We do not utilize derivative financial instruments to manage our interest rate risks.

At February 11, 2008, we held approximately $100 million of municipal notes investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008 auctions failed for $15 million of our auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

For the year ended December 31, 2007, sales denominated in foreign currencies were approximately 12%, of total revenue. For the year ended December 31, 2007 our revenue would have decreased by approximately $7.1 million, if the US dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the US dollar exchange rate at December 31, 2007, would have resulted in a $4.1 million decrease in the carrying amounts of those net assets.

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We do not utilize derivative financial instruments to manage our exchange rate risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2007 and 2006, and the consolidated results of its income and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Intuitive Surgical, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007 and its method of accounting for stock-based compensation as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Palo Alto, California

February 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuitive Surgical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Intuitive Surgical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and the financial statement schedule listed in the index at Item 15(a) and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Palo Alto, California

February 11, 2008

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$122,825	$34,390
Short-term investments	304,642	205,353
Accounts receivable, net of allowances of $3,793 and $1,978 at December 31, 2007 and 2006, respectively	130,370	94,680
Inventory	32,416	24,295
Prepaids and other assets	13,486	6,328
Deferred tax assets	5,852	9,405

Total current assets	609,591	374,451
Property, plant and equipment, net	68,093	59,939
Long-term investments	207,914	90,553
Long-term deferred tax asset	18,725	22,272
Intangible assets, net	23,474	5,814
Goodwill	110,740	118,240
Other assets	1,461	521

Total assets	$1,039,998	$671,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,791	$11,092
Accrued compensation and employee benefits	30,077	21,091
Deferred revenue	53,817	36,559
Other accrued liabilities	18,085	11,925

Total current liabilities	131,770	80,667
Deferred revenue	875	826

Other accrued liabilities	18,679	592

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2007 and 2006, respectively	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 38,470 and 37,093 shares issued and outstanding as of December 31, 2007 and 2006, respectively	38	37
Additional paid-in capital	694,597	537,943
Retained earnings	193,509	51,020
Accumulated other comprehensive income	530	705

Total stockholders’ equity	888,674	589,705

Total liabilities and stockholders’ equity	$1,039,998	$671,790

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Products	$516,089	$317,599	$192,417
Services	84,739	55,083	34,921

Total revenue	600,828	372,682	227,338
Cost of revenue:
Products	145,654	97,615	58,357
Services	40,888	27,231	15,412

Total cost of revenue	186,542	124,846	73,769

Gross profit	414,286	247,836	153,569

Operating costs and expenses:
Selling, general and administrative	158,685	110,703	67,443
Research and development	48,859	29,778	17,354

Total operating costs and expenses	207,544	140,481	84,797

Income from operations	206,742	107,355	68,772
Interest and other income, net	30,492	12,783	5,035

Income before income taxes	237,234	120,138	73,807
Income tax expense (benefit)	92,697	48,094	(20,327)

Net income	$144,537	$72,044	$94,134

Net income per common share:
Basic	$3.82	$1.96	$2.68

Diluted	$3.70	$1.89	$2.51

Shares used in computing basic and diluted net income per common share:
Basic	37,831	36,737	35,070

Diluted	39,021	38,093	37,488

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock	Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock Amount	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2004	34,234,795	$34	$430,362	$(114,936)	(4,461)	$(136)	$(392)	$314,932
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan, net	1,953,115	2	32,973	(187)	—	—	—	32,788
Income tax benefit from stock option exercises	—	—	1,686	—	—	—	—	1,686
Retirement of common stock	—	—	—	—	4,461	136	—	136
Components of comprehensive income, net of tax:
Net income	—	—	—	94,134	—	—	—	94,134
Other comprehensive income (loss)	—	—	—		—	—	(1,085)	(1,085)

Total comprehensive income								93,049

Balances at December 31, 2005	36,187,910	36	465,021	(20,989)	—	—	(1,477)	442,591
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan, net	905,353	1	19,172	(35)	—	—	—	19,138
Income tax benefit from stock option exercises	—	—	28,270	—	—	—	—	28,270
Stock-based compensation expense related to employee stock options and employee stock purchase plan	—	—	25,480	—	—	—	—	25,480
Components of comprehensive income, net of tax:
Net income	—	—	—	72,044	—	—	—	72,044
Other comprehensive income (loss)	—	—	—		—	—	2,182	2,182

Total comprehensive income								74,226

Balances at December 31, 2006	37,093,263	37	537,943	51,020	—	—	705	589,705
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan,	1,376,426	1	55,979	—	—	—	—	55,980
Income tax benefit from stock option exercises	—	—	65,391	—	—	—	—	65,391
Stock-based compensation expense related to employee stock options and employee stock purchase plan	—	—	36,278	—	—	—	—	36,278
Adjustments to initially apply FIN 48	—	—	(994)	(2,048)	—	—	—	(3,042)
Components of comprehensive income, net of tax:
Net income	—	—	—	144,537	—	—	—	144,537
Other comprehensive income (loss)	—	—	—	—	—	—	(175)	(175)

Total comprehensive income								$144,362

Balances at December 31, 2007	38,469,689	$38	$694,597	$193,509	$—	$—	$530	$888,674

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$144,537	$72,044	$94,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,011	8,269	4,864
Amortization of intangible assets	2,016	1,740	1,868
Gain on sale of investments	(4,075)	—	—
Income tax benefits related to an acquisition	7,500	6,398	18,694
Deferred income taxes	3,913	9,080	(40,758)
Share-based compensation expense of stock options and employee stock purchases	36,292	25,260	—
Excess tax benefit from stock-based compensation	(62,868)	(23,040)	—
Income tax benefits related to stock option exercises	65,391	28,270	1,686
Changes in operating assets and liabilities:
Accounts receivable	(35,687)	(41,853)	(17,385)
Inventory	(8,213)	(9,020)	(9,205)
Prepaids and other assets	(6,771)	(162)	(3,046)
Accounts payable	18,646	3,107	3,505
Accrued compensation and employee benefits	8,802	5,966	4,755
Deferred revenue	17,306	11,874	9,634
Other accrued liabilities	7,887	1,912	2,041

Net cash provided by operating activities	205,687	99,845	70,787

Investing activities:
Purchase of investments	(688,345)	(301,001)	(220,911)
Proceeds from sales and maturities of investments	475,952	205,702	148,648
Acquisition of property and equipment	(20,256)	(15,854)	(31,044)
Licensing and purchase of patents	(3,751)	(2,200)	—

Net cash used in investing activities	(236,400)	(113,353)	(103,307)

Financing activities:
Proceeds from issuance of common stock, net	55,979	19,143	32,924
Excess tax benefit from stock-based compensation	62,868	23,040	—
Repayment of notes payable	—	—	(608)

Net cash provided by financing activities	118,847	42,183	32,316

Effect of exchange rate changes on cash and cash equivalents	301	207	(59)
Net increase (decrease) in cash and cash equivalents	88,435	28,882	(263)
Cash and cash equivalents, beginning of period	34,390	5,508	5,771

Cash and cash equivalents, end of period	$122,825	$34,390	$5,508

Supplemental cash flow information:
Income taxes paid	$11,300	$3,084	$1,087

Acquisition of investments in exchange for stock with a cross-licensing agreement	$—	$—	$525

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant inter- company balances and transactions have been eliminated in consolidation. In December 2007, the Company formed a subsidiary in Mexicali, Mexico, primarily for manufacturing certain instruments and accessories.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include revenue recognition, the valuation of investments, the valuation of the allowance for doubtful accounts, the valuation of inventory, the determination of stock based compensation, accounting for impairment of long-lived assets and goodwill, and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities consist of various major corporations, financial institutions, municipalities and government agencies of high credit standing.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2007, 69% and 31%, respectively, of accounts receivable were from customers located in the United States and other countries. As of December 31, 2006, 78% and 22%, respectively, of accounts receivable were from customers located in the United States and other countries. For the year ended December 31, 2007, domestic and international revenue accounted for 78% and 22%, respectively, of total revenue. For each of the years ended December 31, 2006 and 2005, domestic and international revenue accounted for 83% and 17%, respectively, of total revenue. No single customer represented more than 10% of total revenue for the years ended December 31, 2007, 2006 and 2005. No single customer represented more than 10% of net accounts receivable as of December 31, 2007 and 2006.

The Company’s da Vinci Surgical Systems and related instruments and accessories accounted for substantially all of the Company’s product revenue for the years ended December 31, 2007, 2006 and 2005. Purchases of key parts and components used to manufacture the Company’s products are from limited supply sources. The inability of any of these suppliers to fulfill the Company’s supply requirements may negatively impact future operating results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.

Investments

Available-for-sale investments. The Company’s investments comprise U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, money market funds meeting certain criteria. All investments are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Investments with original maturities greater than approximately three months and remaining maturities less than one year and investments that reset interest rates are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Other-Than-Temporary Impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No impairment charges were recorded on any investments during the years ended December 31, 2007, 2006 and 2005.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, and the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Inventory

Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor, direct subcontractor costs, and manufacturing overhead. The Company reviews the adequacy of its inventory reserves on a quarterly basis. The Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Building	15 years
Building improvements.	5 years
Leasehold improvements..	Lesser of useful life or term of lease
Laboratory and manufacturing equipment	5 years
Office furniture and equipment	5 years
Computer equipment	3 years
Purchased software..	3-5 years

Depreciation expense for years ended December 31, 2007, 2006 and 2005 was $11.0 million, $8.3 million and $4.9 million, respectively.

Capitalized Software Costs for Internal Use

The Company capitalizes the costs of computer software development or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized computer software costs consist of purchased software licenses, implementation and consulting costs for certain projects that qualify for capitalization. Costs related to preliminary project assessment, research and development, re-engineering, training and application management are all expensed as incurred. The Company capitalized costs for a new enterprise resource planning software system (“ERP System”) and other internal use software of approximately $4.6 million and $3.8 million during the years ended December 31, 2007 and 2006, respectively. Upon being placed in service, these costs are being depreciated over an estimated useful life of 5 years.

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

Impairment of Long-lived assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, we screen for impairment, and if any possible impairment exists, we then undertake a second step of measuring such impairment. We generally perform our goodwill impairment test annually in our fourth fiscal quarter, and the last impairment test was completed for the fiscal year ended December 31, 2007. We continue to operate in one segment, which we consider our sole reporting unit and therefore, goodwill was tested and will continue to be tested for impairment at the enterprise level. To date, we have determined that there has been no impairment of goodwill.

We evaluate the recoverability of our long-lived assets which includes amortizable intangible and tangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our acquired intangible assets with definite useful lives are amortized over their useful lives. We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company’s revenues are derived from product revenue resulting from system revenue, and instruments and accessories revenue, and service revenue.

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

For an arrangement with multiple deliverables, the Company recognizes system revenue in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) with revenues allocated among the different elements. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales and service contracts. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements generally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the undelivered element when it is sold separately. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the system sale.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Research and Development Expenses

Research and development (or “R&D”) expenses include salaries, benefits and other headcount related costs, contract and other outside service fees, and facilities and overhead costs. R&D expenses consist of internal R&D costs and costs associated with collaborative R&D licensing arrangements. The costs of acquisition of technology are capitalized if they have alternative future uses in other R&D projects or otherwise.

Foreign Currency Translation and Remeasurement

The accounts of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The Company has determined that the functional currency of its subsidiaries should be their local currency, with the exception of its subsidiaries in the Cayman Islands and Switzerland, whose functional currency is the U.S. dollar. For all, except the Cayman Islands and Switzerland subsidiaries,, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Revenues and expenses are translated using exchange rates at average exchange rates in effect during the year. As a result, gains and losses from foreign currency translation are included in accumulated other comprehensive income within stockholders’ equity in the accompanying consolidated balance sheets. Foreign currency transaction gains or losses are recorded under interest and other income, net. For the years ended December 31, 2007, and 2006, the Company recorded $3.1 million and $1.2 million of exchange gain, respectively. Gains and losses incurred during the year ended December 31, 2005 were insignificant.

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

As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. For further discussion, see Note 9 of the Notes to the Financial Statements.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2007 and 2006, over 98% of all long-lived assets were maintained in the United States. For the years ended December 31, 2007, 2006 and 2005, 78%, 83% and 83%, respectively, of net revenue were generated in the United States.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 141R will have material impact on our consolidated results of operations and financial condition.

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2008. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-3 on our consolidated results of operations and financial condition.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Short-term investments:
Commercial paper	$43,953	$35	$(1)	$43,987
Municipal notes	156,250	—	—	156,250
U.S. corporate debt	88,499	15	(106)	88,408
U.S. government agencies	15,997	3	(3)	15,997

Total short-term investments	$304,699	$53	$(110)	$304,642

Long-term investments:
Municipal notes	$2,000	$12	$—	$2,012
U.S. corporate debt	154,573	914	(319)	155,168
U.S. government agencies	50,593	141	—	50,734

Total long-term investments	$207,166	$1,067	$(319)	$207,914

Total short and long-term investments	$511,865	$1,120	$(429)	$512,556

December 31, 2006
Short-term investments:
Commercial paper	$60,395	$—	$(72)	$60,323
Municipal notes	82,250	—	—	82,250
U.S. corporate debt	39,076	—	(149)	38,927
U.S. government debt	1,999	—	(4)	1,995
U.S. government agencies	21,985	—	(127)	21,858

Total short-term investments	$205,705	$—	$(352)	$205,353

Long-term investments:
U.S. corporate debt	$60,700	$56	$(256)	$60,500
U.S. government agencies	27,998	9	(93)	27,914
Publicly traded equity securities	896	1,243	—	2,139

Total long-term investments	$89,594	$1,308	$(349)	$90,553

Total short and long-term investments	$295,299	$1,308	$(701)	$295,906

The following tables present the breakdown of the investments with unrealized losses at December 31, 2007 and 2006 (in thousands):

	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$3,963	$(1)	$—	$—	$3,963	$(1)
U.S. corporate debt	84,337	(397)	19,271	(28)	103,608	(425)
U.S. government agencies	999	(1)	999	(2)	1,998	(3)

	$89,299	$(399)	$20,270	$(30)	$109,569	$(429)

	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$60,324	$(72)	$—	$—	$60,324	$(72)
U.S. corporate debt	29,118	(55)	48,163	(350)	77,281	(405)
U.S. government debt	—	—	1,995	(4)	1,995	(4)
U.S. government agencies	16,447	(51)	23,316	(169)	39,763	(220)

	$105,889	$(178)	$73,474	$(523)	$179,363	$(701)

The unrealized losses on the investments in U.S. corporate debt and U.S. government debt and agencies were caused by rising interest rates. The Company reviewed its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Thus, the Company’s management has determined that the gross unrealized losses on its investments at December 31, 2007 are temporary in nature.

During the year ended December 31, 2007, the Company received proceeds of approximately $5.0 million from the sale of publicly-traded equity securities and realized gains of approximately $4.1 million. The Company did not have any realized gains or losses during the years ended December 31, 2006, and 2005.

The following table summarizes the maturities of the Company’s investments, except for publicly traded equity securities, at December 31, 2007 (in thousands):

	Amortized Cost	Fair Value

Less than 1 year	$304,699	$304,642
Due 1-3 years	207,166	207,914

Total	$511,865	$512,556

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	December 31,
	2007	2006
Inventory:
Raw materials	$12,809	$9,389
Work-in-process	3,257	2,051
Finished goods	16,350	12,855

Total	$32,416	$24,295

Property, plant and equipment, net:
Building	$22,944	$22,944
Land	15,520	15,520
Computer equipment	4,874	4,076
Equipment and furniture	25,616	19,604
Building/leasehold improvements	13,072	10,428
Purchased software	15,924	10,995
Construction-in-process	4,070	1,458

	102,020	85,025
Less accumulated depreciation	(33,927)	(25,086)

Total Property, plant and equipment, net	$68,093	$59,939

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill amounts relate to the acquisition of Computer Motion, Inc in June 2003. The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were the result of adjustments to deferred tax assets acquired and realized tax benefits from stock options issued in the Computer Motion acquisition.

Intangibles

The following tables present details of the Company’s total intangible assets (in thousands):

December 31, 2007	Gross	Accumulated Amortization	Impairment	Net
Core technology	$3,300	$2,121	$—	$1,179
Customer relationships	1,300	1,300	—	—
Patents	30,187	7,953		22,234
Other intangible assets	500	148	291	61

Total intangible assets, net	$35,287	$11,522	$291	$23,474

December 31, 2006	Gross	Accumulated Amortization	Impairment	Net
Core technology	$3,300	$1,650	$—	$1,650
Customer relationships	1,300	1,033	—	267
Patents	10,510	6,699	—	3,811
Other intangible assets	500	123	291	86

Total intangible assets, net	$15,610	$9,505	$291	$5,814

The Company acquired patents and patent rights for $19.7 million ($10.0 million of which is included in other current accrued liabilites) and $2.2 million during the years ended December 31, 2007 and 2006, respectively, with weighted average useful lives of five years. Amortization expense related to intangible assets was $2.0 million, $1.7 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2007 is as follows (in thousands):

Fiscal Year	Amount
2008	$5,924
2009	5,924
2010	5,493
2011	3,453
Thereafter	2,680

Total	$23,474

NOTE 6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space in Milford, Connecticut and in Aubonne, Switzerland and has committed to a three year lease in Mexicali, Mexico. The Company leases automobiles for certain sales employees. These leases have varying terms, no longer than three years.

Future minimum lease commitments under the Company’s operating leases as of December 31, 2007 are as follows (in thousands):

2008	$1,157
2009	1,024
2010	780
2011	306
2012 and beyond	20

$3,287

Commitments for purchase of building and land totaled approximately $17.0 million as of December 31, 2007. This represents amounts owed on an agreement to purchase a building and land, approximately 7 acres, adjacent to our Corporate Headquarters in Sunnyvale, California and expected costs to vacate existing tenants in that building. Other commitments include an estimated amount of approximately $114.9 million of all open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of patent rights and patents.

CONTINGENCIES

The Company is subject to various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringements, contract disputes, and other matters. The Company does not know whether it will prevail in these matters nor can it assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, the Company believes that it has meritorious defenses to these actions and should an unfavorable outcome arise, there can be no assurance such outcome would not have material adverse effect on its future results of operations, liquidity or financial position. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

NOTE 7. STOCKHOLDERS’ EQUITY

COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	December 31,
	2007	2006
Accumulated net unrealized gain on available-for-sale securities	$412	$599
Foreign currency translation adjustments	118	106

Total accumulated other comprehensive income	$530	$705

The components of comprehensive income and related tax effects are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income	$144,537	$72,044	$94,134
Foreign currency translation adjustments	12	22	49
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during period, net of tax of $1,906 during the year ended December 31, 2007	2,258	2,160	(1,134)
Less: reclassification adjustment for gains realized in net income net of tax of $1,630	(2,445)	—	—

Total other comprehensive income	$144,362	$74,226	$93,049

WARRANTS

In conjunction with the Computer Motion acquisition in June 2003, the Company assumed warrants to purchase 724,729 shares of common stock at a weighted average exercise price of $20.52 per share. The warrants were fully vested and immediately exercisable.

The following table summarizes the warrants activity during the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Number of Shares Under Warrant	Weighted Average Exercise Price	Number of Shares Under Warrant	Weighted Average Exercise Price	Number of Shares Under Warrant	Weighted Average Exercise Price
Outstanding at January 1	87,149	$13.24	238,703	$16.24	634,611	$19.70
Warrants exercised	(79,306)	$12.84	(151,554)	$17.96	(395,908)	$20.22
Warrants expired	(7,843)	$17.31	—	$—	—	$—

Outstanding at December 31	—	$—	87,149	$13.24	238,703	$16.24

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

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors” Plan). The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of stockholders. The plan provides an initial grant of 15,000 shares to members of the Board who are not employees of the Company (“External Directors”). At any subsequent year, each External Director who has been an External Director for at least six months is granted an option to purchase 5,000 additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed ten years. Initial grants are vested over a three-year period with one-third of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Annual grants are vested one year from the date of the grant.

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

The Company issued 103,943, 138,825 and 189,673 shares under the Employee Stock Purchase Plan, representing approximately $6.2 million, $4.8 million and $3.2 million in employee contributions for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there were approximately 619,000 shares reserved for grant under this program.

STOCK OPTION PLAN INFORMATION

Option activity under the 2000 and Directors’ Plans was as follows:

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2004 (with 1,874,256 options exerciseable at a weighted-average exercise price of $15.24 per share)	4,319,803	3,650,631	$16.20
Options authorized	1,837,290	—
Options granted	(1,200,955)	1,200,955	53.44
Options exercised	—	(1,386,018)	15.92
Options canceled/expired	222,367	(247,449)	32.47

Balance at December 31, 2005 (with 1,413,730 options exerciseable at a weighted-average exercise price of $19.27 per share)	5,178,505	3,218,119	$28.93
Options authorized	2,125,313	—
Options granted	(1,057,400)	1,057,400	108.31
Options exercised	—	(627,582)	20.79
Options canceled/expired	214,421	(227,350)	51.99

Balance at December 31, 2006 (with 1,729,923 options exerciseable at a weighted-average exercise price of $32.90 per share)	6,460,839	3,420,587	$53.46
Options authorized	2,047,655	—
Options granted	(1,154,326)	1,154,326	144.50
Options exercised	—	(1,193,177)	40.89
Options canceled/expired	241,564	(245,505)	98.82

Balance at December 31, 2007 (with 1,446,466 options exerciseable at a weighted-average exercise price of $50.29 per share and with 2,972,672 options vested and expected to vest at a weighted-average exercise price of $86.66 per share)	7,595,732	3,136,231	$88.20

The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $184.5 million and $55.6 million during the years ended December 31, 2007 and 2006, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2007 and 2006 was $55.0 million and $17.8 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrisic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrisic Value (1)
$0.00–18.50	673,152		$15.39		637,027		$15.24
$18.80–72.44	639,210		45.67		396,106		44.24
$74.13–107.94	627,214		103.62		205,597		104.06
$108.06–112.05	61,087		109.46		16,026		110.38
$112.66–353	1,135,568		145.76		191,710		116.58

TOTAL	3,136,231	7.6	$88.20	$737,415,960	1,446,466	6.4	$50.29	$394,461,657

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $323 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2007, the shares vested and expected to vest had a weighted average remaining contractual life of 7.5 years and aggregate intrinsic value of $703.5 million.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases. The Company’s financial statements as of and for years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s consolidated statements of income during the years ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Stock-based compensation expense related to stock options and employee stock purchases was $36.3 million and $25.3 million for the years ended December 31, 2007 and 2006. No stock-based compensation expense was recognized on stock options or employee stock purchases during the year ended December 31, 2005.

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

Stock-based Compensation

The following table summarizes stock-based compensation charges:

	Year Ended December 31,
	2007	2006
Cost of sales—products	$3,472	$2,417
Cost of sales—services	2,276	1,452

Total cost of sales	5,748	3,869
Selling, general and administrative	22,560	16,037
Research and development	7,984	5,354

Stock-based compensation expense before income taxes	36,292	25,260
Income taxes	12,651	8,962

Stock-based compensation expense after income taxes	$23,641	$16,298

Effect on:
Net income per share—basic	$0.62	$0.44
Net income per share—diluted	$0.61	$0.43

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s employee purchase plan as well as the weighted average assumptions used in calculating these values during the years ended December 31, 2007 and 2006, were based on estimates at the date of grant as follows:

	Year Ended December 31,
STOCK OPTION PLANS	2007	2006
Average risk free interest rate	4.58%	4.76%
Average expected term (years)	5.16	5.12
Average volatility	39%	49%
Weighted average fair value at grant date	$61.19	$55.61

EMPLOYEE STOCK PURCHASE PLAN
Average risk free interest rate	4.89%	4.86%
Average expected term (years)	1.3	1.3
Average volatility	38%	51%
Weighted average fair value at grant date	$42.54	$36.28

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

As stock-based compensation expense recognized in the consolidated statements of income for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The Company recorded $33.3 million and $22.9 million of compensation expense relative to stock options for the years ended December 31, 2007 and 2006 in accordance with SFAS 123(R). As of December 31, 2007, there was $100.1 million of total unrecognized compensation expense related to non-vested stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.5 years.

The Company recorded $3.0 million and $2.4 million of compensation expense relative to employee stock purchases for the years ended December 31, 2007 and 2006 in accordance with SFAS 123(R). As of December 31, 2007, there was approximately $3.2 million of total unrecognized compensation expense related to employee stock purchases. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.2 years.

Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation expenses were reported as operating cash flows. SFAS 123(R) requires that they be recorded as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $62.9 million and $23.0 million for the years ended December 31, 2007 and 2006 have been classified as a financing cash inflow. The total income tax benefit recognized in the income statement for stock-based compensation costs was $12.7 million and $9.0 million for the years ended December 31, 2007 and 2006, and none during the year ended December 31, 2005.

Information Calculated as if Fair Value Method Had Applied to All Awards

The following table illustrates the effect on reported net income and net income per share for the years ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

Year Ended December 31, 2005

Net income, as reported	$94,134
Add: Total stock-based employee compensation expense included in reported net income	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of $0 related tax effect	(14,071)

Pro forma net income	$80,063

Net income per share:
Basic—as reported	$2.68
Basic—pro forma	$2.28
Diluted—as reported	$2.51
Diluted—pro forma	$2.14

The weighted-average estimated fair value of options granted during fiscal 2005 was approximately $25.83 per share. The fair value of options granted and option component of the Employee Stock Purchase Plan shares were estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Year Ended December 31, 2005
STOCK OPTION PLANS
Average risk free interest rate	3.98%
Average expected term (years)	4.58
Average volatility	54%

EMPLOYEE STOCK PURCHASE PLAN
Average risk free interest rate	2.19%
Average expected term (years)	1.32
Average volatility	49%

NOTE 8. RESTRUCTURING CHARGES

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

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded restructuring charges of approximately $820,000 during the year ended December 31, 2007, under selling, general and administrative expenses, relating mainly to employee severance costs and lease termination costs. As of December 31, 2007, approximately $186,000 remains to be paid and the Company expects to pay this by the end of fiscal 2009.

NOTE 9. INCOME TAXES

Income before provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S.	$209,539	$120,128	$73,442
Foreign	27,695	10	365

Total income before provision for income taxes..	$237,234	$120,138	$73,807

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$85,858	$31,543	$(60)
State	5,521	4,903	1,712
Foreign	590	216	248

	91,969	36,662	1,900

Deferred
Federal	(1,777)	9,610	(17,585)
State	2,505	1,822	(4,642)

	728	11,432	(22,227)

Total income tax expense (benefit)	$92,697	$48,094	$(20,327)

Tax benefit obtained from stock compensation plans that has been credited to stockholders’ equity and goodwill
	$64,626	$32,537	$1,712

Income tax expense (benefit) differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2007, 2006 and 2005 as a result of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal tax at statutory rate	$83,032	$42,048	$25,832
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	8,026	5,009	3,690
Valuation allowance, net of purchase adjustments	—	—	(50,360)
Research and development credit	(2,336)	—	—
Other	3,975	1,037	511

	$92,697	$48,094	$(20,327)

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$764	$7,066
Research and other credits	—	1,994
Stock-based compensation expense	12,895	7,676
Expenses deducted in later years for tax purposes	14,048	15,735

Gross deferred tax assets	$27,707	$32,471
Deferred tax liabilities:
Identified intangible assets related to acquisitions	$(2,854)	$(794)
Other	(276)	—

Net deferred tax assets	$24,577	$31,677

In the fourth quarter of 2005, management concluded, based upon recent operating results, expectations of future taxable income, available carryforward periods, and other factors, that it is more likely than not that the Company would realize sufficient earnings to utilize its deferred tax assets. Accordingly, the Company removed the valuation allowance previously placed against its net deferred tax assets.

As of December 31, 2007, the Company had net operating loss carry forwards for federal tax purposes of approximately $14.7 million. Of this amount $12.7 million relates to stock option deductions that will be recognized through additional paid-in capital when utilized. As such, these deductions are not reflected in the Company’s deferred tax assets. If not utilized, these loss carry forwards will begin to expire in 2021. For state tax purposes, the loss carry forwards are approximately $0.5 million, all of which is reflected in the Company’s deferred tax assets. If not utilized, the state loss carry forwards will begin to expire in 2013.

As of December 31, 2007, the Company had no recognized research credit carry forwards for both federal and California tax purposes.

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

The Company recorded an increase of its gross unrecognized tax benefits of approximately $15.3 million during the year ended December 31, 2007. The Company had gross unrecognized tax benefits of approximately $6.7 million and $22.0 million as of January 1, 2007 and December 31, 2007, respectively, of which $5.5 million and $16.6 million, if recognized would result in a reduction of the Company’s effective tax rate, respectively.

A reconciliation of the change in the gross Unrecognized Income Tax Benefits (“UTB”) balance from January 1, 2007 to December 31, 2007 is as follows (in thousands):

Gross Unrecognized Income Tax Benefits
Balance at January 1, 2007	$6,717
Additions for tax positions related to the current year	11,007
Additions for tax positions related to prior years	4,230

Balance at December 31, 2007	$21,955

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for all years since inception due to utilization of net operating losses and research and development credits generated in prior years.

NOTE 10. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net income	$144,537	$72,044	$94,134
Basic:
Weighted-average shares outstanding	37,831	36,737	35,070

Basic net income per share	$3.82	$1.96	$2.68

Diluted:
Weighted-average shares outstanding used in basic calculation	37,831	36,737	35,070
Add common stock equivalents	1,190	1,356	2,418

Weighted-average shares used in computing diluted net income per common share	39,021	38,093	37,488

Diluted net income per share	$3.70	$1.89	$2.51

Employee stock options to purchase approximately 74,000, 875,000 and 174,000 shares for the years ended December 31, 2007, 2006, and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company sponsors the Intuitive Surgical, Inc. 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. The Plan allows employees to contribute of up to 75% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Employer matching contributions are made solely at the Company’s discretion. No employer matching contributions were made to the Plan during the years ended December 31, 2007, 2006 and 2005.

The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the limit set forth in the Internal Revenue Code. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made during the years ended December 31, 2007, 2006 and 2005.

SELECTED QUARTERLY DATA

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2007
	Q1	Q2	Q3	Q4
Revenue	$114,229	$140,249	$156,904	$189,446
Gross profit	$76,508	$94,108	$108,470	$135,200
Net income	$23,802	$30,663	$40,919	$49,154
Net income per common share
Basic	$0.64	$0.81	$1.08	$1.28
Diluted	$0.62	$0.79	$1.04	$1.24

	2006
	Q1	Q2	Q3	Q4
Revenue	$77,258	$87,025	$95,832	$112,567
Gross profit	$51,681	$58,977	$62,233	$74,945
Net income	$14,458	$16,682	$17,263	$23,641
Net income per common share
Basic	$0.40	$0.45	$0.47	$0.64
Diluted	$0.38	$0.44	$0.45	$0.62

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and sales returns
Year ended December 31, 2007	$1,978	7,446	(5,631)	$3,793
Year ended December 31, 2006	$1,591	4,670	(4,283)	$1,978
Year ended December 31, 2005	$1,334	3,317	(3,060)	$1,591

(1)	Primarily represents amounts returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company’s Board of Directors is currently comprised of nine Directors. Our Amended and Restated Certificate of Incorporation divides the Board of Directors into three classes: Class I, Class II and Class III, with members of each class serving staggered three-year terms. One class of Directors is elected by the stockholders at each Annual Meeting to serve a three-year term or until their successors are duly elected and qualified.

The names of the nominees and directors, their ages as of February 15, 2008 and certain other information about them are set forth below:

Name of Nominee or Director	Age	Principal Occupation	Director Since
Class I Directors with term expiring at the 2010 Annual Meeting:
Alan J. Levy, Ph.D. (2)(3)	70	Venture Partner at Frazier Healthcare Ventures	2000
Eric H. Halvorson (1)(2)	58	President and Chief Operating Officer of Salem Communications Corporation	2003
D. Keith Grossman (2)	47	Managing Director of Texas Pacific Group	2004

Class II Directors with term expiring at the 2008 Annual Meeting:
Robert W. Duggan	63	President, Robert Duggan & Associates	2003
Floyd D. Loop, M.D. (3)	71	Former Chief Executive Officer (1989-2004), The Cleveland Clinic	2005
George Stalk Jr (3)	57	Senior Partner and Managing Director, Boston Consulting Group	2007

Class III Directors with term expiring at the 2009 Annual Meeting:
Lonnie M. Smith	63	Chief Executive Officer and Chairman of the Board of Intuitive Surgical, Inc.	1996
Richard J. Kramer (1)	65	President, R.J. Kramer Associates, LLC	2000
Mark J. Rubash (1)	50	Chief Financial Officer, Shutterfly, Inc.	2007

(1)	member of Audit Committee
(2)	member of Compensation Committee
(3)	member of Governance and Nominating Committee

The principal occupations and positions for at least the past five years of our director are described below. There are no family relationships among any of our directors or executive officers.

Robert W. Duggan has been a member of our Board of Directors since our acquisition of Computer Motion in June 2003. Prior to our acquisition of Computer Motion, Mr. Duggan had been Chairman of the Board of Directors of Computer Motion since 1990 and Chief Executive Officer since 1997. Mr. Duggan is the Founder of the investment firm Robert W. Duggan & Associates. Mr. Duggan has been a private venture investor for more than 30 years and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communication industries. Mr. Duggan has also assisted in corporate planning, capital formation and management for his various investments. He received the Congressman’s Medal of Merit and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac. He is a member of the University of California at Santa Barbara Foundation Board of Trustees and sits on the board of Pharmacyclics, Inc.

D. Keith Grossman is currently a Managing Director with the venture capital arm of the private equity firm TPG (Texas Pacific Group). Mr. Grossman served as President and Chief Executive Officer of Thoratec Corp., a medical technology company, from January 1996 to January 2006. Prior to Thoratec, Mr. Grossman was a Division President of Major Pharmaceuticals, Inc. from June 1992 to September 1995. From July 1988 to June 1992, Mr. Grossman served as the Vice President of Sales and Marketing for Calcitek, Inc., a manufacturer of implantable medical devices and a division of Sulzermedica (formerly Intermedics, Inc.). Prior to 1988, Mr. Grossman held various other sales and marketing management positions within the McGaw Laboratories Division of American Hospital Supply Corporation. Mr. Grossman remains a member of the Board of Directors of Thoratec, Mr. Grossman earned his Bachelor’s Degree from Ohio State University, and his Master’s of Business Administration degree from Pepperdine University.

Eric H. Halvorson has been a member of our Board of Directors since our acquisition of Computer Motion in June 2003. Mr. Halvorson joined Computer Motion in July 2002 as a member of its Board of Directors. Mr. Halvorson is currently President and Chief Operating Officer of Salem Communications Corporation. From 2000-2003 and 2005-2007, he was a Visiting Professor of Business Law and Accounting and Executive in Residence at Pepperdine University and the Pepperdine Law School. From June 2003 to February 2005, Mr. Halvorson served as President and Chief Executive Officer of The Thomas Kinkade Company. He was Executive Vice President and Chief Operating Officer of Salem Communications Corporation from 1995 to 2000. Prior to becoming Chief Operating Officer, he was the company’s Vice President and General Counsel for 10 years. Mr. Halvorson is currently a director of Salem Communications Corporation. Mr. Halvorson was a partner at Godfrey and Kahn, a law firm based in Milwaukee, Wisconsin from 1976 until 1985. Mr. Halvorson is a Certified Public Accountant and holds a B.S. in Accounting from Bob Jones University and a J.D. from Duke University School of Law.

Richard J. Kramer is President of R.J. Kramer Associates, LLC, a healthcare consulting firm he founded in January 2001. From 1989 to 2000, he was the President and Chief Executive Officer of Catholic Healthcare West, which operates 48 hospitals in the western United States. From 1982 to 1989, Mr. Kramer was Executive Vice President of Allina Hospitals and Clinics, the largest health care system in Minnesota. Mr. Kramer received a B.S. in Rehabilitation Education from Pennsylvania State University, a M.S. in Rehabilitation Counseling from Syracuse University, a M.S. in Hospital and Health Care Administration from the University of Minnesota and is an Advanced Management Program (AMP) graduate of Harvard Business School. Mr. Kramer currently serves on the board of Sutter Health and the Boys and Girls Club of Auburn.

Alan J. Levy, Ph.D. is chairman of the Board of Directors of Northstar Neuroscience, Inc. a medical device company he co-founded, in 1999. In 2007 he became a Venture Partner at Frazier Healthcare Ventures. From 1993 to 1998, Dr. Levy served as President and Chief Executive Officer of Heartstream, Inc., a medical device company that was acquired by Hewlett-Packard in 1998. Prior to joining Heartstream, he was President of Heart Technology, Inc., a medical device company that was acquired by Boston Scientific in 1995. Before joining Heart Technology, Dr. Levy was Vice President of Research and New Business Development and a member of the board of Ethicon, a division of Johnson & Johnson. Dr. Levy holds a B.S. in Chemistry from City University of New York and a Ph.D. in Organic Chemistry from Purdue University. Dr. Levy serves as a director of Northstar Neuroscience and various private companies.

Dr. Floyd D. Loop served the Cleveland Clinic Foundation for nearly 35 years, holding leadership positions including Chairman of the Department of Thoracic and Cardiovascular Surgery, Chief Executive Officer and Chairman of the Board of Governors (1989-2004). Dr. Loop and his colleagues at the Cleveland Clinic were responsible for developing the use of arterial conduits in coronary artery surgery, for innovations in valve repair and for pioneering technical improvements for reoperations. Dr. Loop has served as the President of the American Association for Thoracic Surgery, as a Director of the American Board of Thoracic Surgery, and as a member of the Medicare Payment Advisory Commission. He has received Honorary Doctor of Science degrees from Cleveland State University, St. Louis University and Purdue University. Dr. Loop is an internationally recognized cardiovascular surgeon, a recipient of the American Heart Association Citation for International

Service, and the American College of Cardiology Cummings Humanitarian Award. Dr. Loop received his undergraduate degree from Purdue University and his M.D. from The George Washington University, Washington, D.C. His postgraduate training was at George Washington, the US Air Force at Andrews Air Force Base and at the Cleveland Clinic Foundation. Dr. Loop currently serves on the corporate boards of Tenet Healthcare Corporation, Visible Assets, Inc., and Passport Health Communications, Inc, Noteworthy Medical Systems, Inc. and Swissray International, Inc.

George J. Stalk joined our board in October 2007. Mr. Stalk is a Senior Partner and Managing Director at The Boston Consulting Group (BCG) in the Toronto office. Mr. Stalk started with BCG in Boston in 1978 and has been with the firm’s Tokyo and Chicago offices as well. Mr. Stalk received a BS in Engineering Mechanics from the University of Michigan, MS in Aeronautics and Astronautics from Massachusetts Institute of Technology and MBA from Harvard Business School. Mr. Stalk has led BCG’s worldwide innovation efforts and co-authored several best-selling books on business strategy including Kaisha: the Japanese Corporation, Competing Against Time and Hardball: Are You Playing to Play or Playing to Win?

Mark J. Rubash joined our board in October 2007. Mr. Rubash is the Chief Financial Officer at Shutterfly, Inc. Prior to joining Shutterfly, Mr. Rubash was the Chief Financial Officer of Rearden Commerce and previous to that, Mr. Rubash was a Senior Vice President at Yahoo! Inc. from February to July 2007. Prior to joining Yahoo!, Mr. Rubash held various senior positions at eBay Inc from February 2001 to July 2005. From January 2000 to November 2000, Mr. Rubash was the Chief Financial Officer at Critical Path, Inc. From October 1987 to January 2000, Mr. Rubash was at PriceWaterhouseCoopers, where he was most recently an audit partner and the Global Leader for their Internet Industry Practice and Practice Leader for their Silicon Valley Software Industry Practice. Mr. Rubash received his BS in Accounting from California State University, Sacramento. Mr. Rubash is currently a member of the Board of Directors and Chairman of the Audit Committee of Line 6 Corporation, a privately-held music products manufacturer located in Calabasas, CA.

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

During 2007, our Board of Directors held four meetings and each director, except one, attended at least 75% of those meetings. Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

Audit Committee

The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The members of the Audit Committee are Richard J. Kramer, Eric H. Halvorson, and Mark J. Rubash, each an independent director as defined by the listing standards of the Nasdaq Global Select Market relating to audit committee members. In

2007, the Audit Committee met eight times and each then-current member of the Audit Committee, except one, attended at least 75% of those meetings. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which was attached as Annex A to the proxy statement for our 2007 Annual Meeting of Stockholders. The Board of Directors has determined that Mr. Kramer and Mr. Rubash are “Audit Committee Financial Experts”, as defined in Item 401(h) of Regulation S-K.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board of Directors stock option grants for our executive officers. The members of the Compensation Committee are Alan J. Levy, Ph.D. D. Keith Grossman, and Eric H. Halvorson each an independent director as defined by the listing standards of the Nasdaq National Market. In 2007, the Compensation Committee met two times and each then-current members of the Compensation Committee attended both of those meetings. The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is attached as Annex B to the proxy statement of our 2007 Annual Meeting of Stockholders.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. The members of the Governance and Nominating Committee are Alan J. Levy, Ph.D., Floyd Loop, M.D. and George Stalk, Jr., each an independent director as defined by the listing standards of the Nasdaq National Market. In 2007, the Governance and Nominating Committee met two times and each then-current member of the Governance and Nominating Committee attended both of those meetings. The Governance and Nominating Committee operates under a charter adopted by the Board of Directors and a copy of this charter is attached as Annex C to the proxy statement of our 2007 Annual Meeting of Stockholders.

Executive Officers

The Company’s executive officers and their ages as of February 15, 2008, are as follows:

Name	Age	Position
Lonnie M. Smith	63	Chief Executive Officer and Chairman of the Board of Directors
Marshall L. Mohr	52	Senior Vice President and Chief Financial Officer
Gary S. Guthart	42	President and Chief Operating Officer
Jerome J. McNamara	50	Executive Vice President, Worldwide Sales and Marketing
Mark J. Meltzer	58	Senior Vice President, General Counsel
John F. Runkel	52	Former Senior Vice President, General Counsel

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

Gary S. Guthart, Ph.D. joined Intuitive Surgical in April 1996. In July 2007, Dr. Guthart was promoted to President. Prior to that, in February 2006, Dr. Guthart assumed the role of Chief Operating Officer. Prior to joining Intuitive, Dr. Guthart was part of the core team developing foundation technology for computer enhanced-surgery at SRI International (formally Stanford Research Institute). Dr. Guthart received a BS in Engineering from the University of California, Berkeley and an MS and Ph.D. in Engineering Science from the California Institute of Technology.

Jerome J. McNamara joined Intuitive Surgical in April 1999. In July 2007, Mr. McNamara was promoted as Executive Vice President, Worldwide Sales and Marketing. Prior to joining Intuitive, Mr. McNamara was the Vice President of Marketing at Valleylab. Prior to Valleylab, Mr. McNamara worked at United States Surgical Corporation for nearly 17 years where he held positions in senior sales management, marketing and national accounts. Mr. McNamara graduated from the University of Pennsylvania with a BA degree in Biology.

Mark J. Meltzer joined Intuitive Surgical in October 2007. Prior to joining Intuitive, Mr. Meltzer served as General Counsel of FoxHollow Technologies Inc. Mr. Meltzer has also served as General Counsel for Epicor Medical Inc. and Ventritex Inc. Mr. Meltzer graduated cum laude from UC Berkeley with a BS degree in electrical engineering. He received his JD from UC Hastings where he served on the law review. Mr. Meltzer, a registered patent attorney, was appointed as a special master in federal court where he assisted in the evaluation and administration of complex patent cases. Mr. Meltzer has tried cases to juries and has argued before the Ninth Circuit Court of Appeals. His pro bono work has included the representation of indigents and non profits before courts and administrative agencies and volunteer service in federal anti poverty programs.

John F. (Rick) Runkel joined Intuitive Surgical in January 2006 as Senior Vice President, General Counsel and left the Company on December 15, 2007. Prior to Intuitive, Mr. Runkel was Senior Vice President, Business Development, General Counsel and Secretary at VISX, Incorporated, global leader in laser vision correction technology. Prior to joining VISX in 2001, Mr. Runkel was a partner in the law firm of Sheppard, Mullin, Richter & Hampton, where he practiced law for 17 years and served as managing partner of the firm’s San Francisco office. Mr. Runkel received his law and undergraduate degrees from the University of California, Los Angeles.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2007, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Role of Compensation Committee

Our executive compensation program is administered by the Compensation Committee of the Board of Directors. The members of this Committee are D. Keith Grossman, Eric H. Halvorson and Alan J. Levy, each an independent, non-employee director. In 2007, the Compensation Committee met two times and each then-current member of the Compensation Committee were present during those meetings.

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

During 2007, the Compensation Committee relied on compensation information produced by Top Five Data Services, Inc. (“Top Five”), a consulting firm retained by management. The Compensation Committee received the compensation recommendations from management, relevant background information on our executives and officers and compensation studies conducted by Top Five. The Compensation Committee then reviewed the compensation recommendation with the CEO for all executives, except for the CEO. The CEO was not present during the discussion of his compensation. The final recommendation by the Compensation Committee was approved by the Board of Directors.

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

Review of External Data

Each year, we survey the compensation practices of our peers in the United States in order to assess our competitiveness. We use data from general medical devices market group (general peer group). For 2007, we obtained this data from 2006 Top Five MEDIC Executive Compensation survey (“MEDIC survey”) data, which includes medical device companies with $200 million to $500 million in revenue. The MEDIC survey results were adjusted slightly to reflect potential increases during 2007.

In 2007, for executives, we generally targeted the aggregate value of our total cash compensation (base salary and bonus) at the 60th percentile of the general peer group. We strongly believe in engaging the best talent in critical functions, and this may entail negotiations with individual executives who may have significant retention packages in place with other employers. In order to attract such individuals to our company, we may determine that it is in our best interests to negotiate packages that deviate from the general principle of targeting total compensation at 60th percentile of our general peer group. Similarly, we may determine to provide compensation outside of the normal cycle to individuals to address retention issues.

For fiscal 2007, we retained Top Five to conduct assessments in three areas of compensation: 1) total direct compensation (base salary) for our executives; 2) target total cash compensation (salary and bonus); and 3) equity (stock option grants). Top Five analyzed compensation for most executive positions of the general peer group. We based the compensation levels during 2007 on the data from the general peer group.

Compensation Elements

Cash Compensation

Base Salary

Base salary is primarily determined by competitive pay and individual job performance. Base salaries for executives are reviewed annually or more frequently should there be significant changes in responsibilities. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices. Approved increases in base salary were effective July 2007.

The Company’s performance in fiscal 2006 was a reflection, to a certain extent, on our Chief Executive Officer’s individual performance. During the annual review, the base salary of our Chief Executive Officer (CEO) was increased by approximately 9%, bringing it below the targeted 60th percentile of general peer group.

We believe this increase to our CEO’s salary is modest given our company’s exceptional performance during his tenure. Our fiscal 2006 revenue and operating income increased by approximately 64% and 56%, respectively, from fiscal 2005.

The base salary increases for certain Named Executive Officers (NEOs) during 2007 are as follows:

•	Mr. Mohr’s base salary was increased by approximately 7% from 2006.

•	Mr. Guthart’s base salary was increased by approximately 14% from 2006 reflecting his promotion to President.

•	Mr. McNamara was awarded an increase of 14% reflecting his promotion to Executive Vice President, Worldwide Sales and Marketing.

In December 2007, Mr. Runkel left the Company and was replaced by Mr. Meltzer as the Senior Vice President, General Counsel. Mr. Meltzer’s base salary of $315,000 is also within the 60th percentile of general peer group.

The range of this distribution reflects gaps in compensation positioning and particular individual performance. Although the range in base pay adjustments is fairly broad, the final base salaries for the NEOs are within a reasonable range of the 60th percentile of the general peer group.

Bonuses

Our annual cash bonus plan is designed to reward employees for achieving stretch financial and operating goals that are key to the success of our business and aligned with the near and long term interests of our shareholders. Non-commissioned employees who are employed through the time of payout are eligible to participate in the bonus plan. The goal of our bonus plan is to reward, retain and provide a clear focus on what is most important to the near and long term success of our company. Management sets bonus targets for each eligible employee as a percentage of base salary based on their position. At the beginning of each fiscal year, the Compensation Committee, working with management, will set operating income goals for our company. The operating income goal is used to calculate the size of our incentive pool. The size of our incentive pool is solely determined by our achievement of our operating income goals. The incentive pool will receive no funding below a certain threshold amount of operating income and the maximum it can be funded is 125% of the total targeted bonus amount. The amount of our incentive pool that will be paid out as incentive bonuses (Pay-Out Pool) within each functional area is determined by an equal weighting of achievement of the operating income goal and team performance goals called “WIN” (What’s Important Now) goals. The size of the Pay-Out Pool cannot exceed the size of the incentive pool. WIN goals are established for each functional group. The WIN goals for the executives are established at the corporate level and are comprised of procedural growth, revenue growth, customer training, product development, quality of production and information technology goals. The WIN goals are initially established by the head of the organization for each functional area and the CEO for the Corporate level. These are reviewed and approved by the Compensation Committee annually at the beginning of the year. We establish base, target (100%) and stretch levels for each WIN goal. The nature of WIN goals and the weighting assigned to each is subject to change annually. Generally goals are set at above prior year results and budgeted levels. Each individual’s share of their functional area’s or Corporate “Pay-Out Pool” will be based upon their individual performance and contribution to the achievement of their WIN goals.

The exception to this bonus structure is the Executive Vice President, Worldwide Sales and Marketing (EVP of Sales and Marketing) whose bonus is tied fully to the achievement of predetermined sales metrics, including revenue, surgical procedures completed and contribution margin. Under his bonus plan which is approved by the Board of Directors during the beginning of the year, the EVP of Sales and Marketing is assigned a quota for each metric. For any achievements above each quota, a bonus is paid. The bonus is scaled to the over-achievement of each metric. During fiscal 2007, Mr. McNamara earned approximately $835,000 in bonus which will be paid in February 2008. This amount is a reflection of over achievement of targets relating to revenue, surgical procedures completed and contribution margin.

The bonus targets for our NEOs except EVP of Sales and Marketing are as follows: 60% of base salary for the CEO; 50% of base salary for President and 40% of base salary for Senior Vice Presidents (SVPs). Each year, the bonus and commissions structure are reviewed to ensure that the design and payment structure falls in line with our compensation philosophy and is competitive with our designated peer groups. For fiscal 2007, the bonus target for our NEOs falls slightly under the 75th percentile of the general peer group.

During fiscal 2007, we exceeded our goals established for operational income. As a result, the incentive pool was funded at 125% of the total targeted cash amount. The bonus amount for each NEO is a reflection of the achievement of the Corporate WIN goals. Refer to Non-Equity Incentive Compensation Plan Compensation column under Summary Compensation Table below for actual bonus amounts earned in fiscal 2007 and paid in fiscal 2008.

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

Initial stock option grants and annual focal option grants for plan participants are generally determined within ranges established for each job level. Top Five updated this range for our executives during 2007. These ranges are established based on our Company’s desired pay positioning relative to the competitive market. Specific recruitment needs are taken into account for establishing the levels of initial option grants. Annual focal option grants take into consideration a number of factors, including performance of the individual, job level, prior grants and competitive external levels. The goals of option grant guidelines are to ensure future grants remain competitive from a grant value perspective and to ensure option usage consistent with option pool forecasts.

The following table shows a comparison of annual focal grants during 2007 and 2006 and initial grants made to new NEOs:

	Annual Focal Grant		Initial Grant 2007
NEO	2007	2006
Lonnie M. Smith	70,000	60,000	—
Marshall L. Mohr	20,000	—
Gary S. Guthart	35,000	50,000	—
Jerome J. McNamara	25,000	25,000	—
Mark J. Meltzer	—	—	30,000

Based on the data provided by Top Five, we continue to grant options at above median levels compared with the general peer group. The higher level of grant to Mr. Guthart and Mr. McNamara compared to other NEOs is due to their promotions during 2007. The initial grant to Mr. Meltzer is within the guidelines for SVPs approved by the Board of Directors and Compensation Committee.

Option grant practice

The Compensation Committee has delegated the authority to make initial option grants to new employees (within an approved range) to the Chief Executive Officer. During 2007, initial hire grants that were within the Chief Executive’s approved range were granted once a month on the fifth business day of each month for new hires in the previous month, at an exercise price equal to the closing sales price of our stock on the grant date.

Initial hire grants which were above the Chief Executive Officer’s approved range were approved by the Compensation Committee with the grant date being the first day of service and the exercise price being the closing sale price on the grant date. For annual focal option grants to all employees, the Compensation Committee must review and submit its recommendation for approval by the Board of Directors. These focal grants will be made on February 15th or the next trading day. This timing enables management and the Compensation Committee to consider performance by both the Company and the individual and balance it against our expectations for the current year.

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

Based on a hypothetical termination date of December 31, 2007, the severance payments for our CEO would have been as follows:

Base Salary	$485,000
Health care benefits	11,000

TOTAL	$496,000

Tax and Accounting Considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2007 fiscal year did not exceed the $1 million limit per officer. Our stock option plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of options granted thereunder with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation, and thus will not be subject to the $1 million limitation. However, we may from time to time pay compensation to our executive officers that may not be deductible if there are non-tax reasons for doing so. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules such as FAS 123R require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following Summary Compensation Table (SCT) sets forth summary information concerning the compensation paid to our NEOs in 2007 and 2006 for services to our company in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Total ($)
Lonnie M. Smith, Chief Executive Officer and Chairman of the Board	2007	465,000	—	2,107,432	365,000	2,937,432
	2006	427,500	—	1,424,642	425,000	2,277,142
Marshall L. Mohr, Senior Vice President and Chief Financial Officer	2007	310,000	—	845,742	160,000	1,315,742
	2006	237,500	50,000	511,181	125,000	923,681
Gary S. Guthart, President and Chief Operating Officer	2007	385,000	—	1,359,644	256,000	2,000,644
	2006	343,750	—	1,004,480	275,000	1,623,230
Jerome J. McNamara, Executive Vice President, Worldwide Sales and Marketing	2007	300,000	—	869,649	834,726	2,004,375
	2006	258,750	—	655,736	595,508	1,509,994
Mark J. Meltzer, Senior Vice President, General Counsel (4)	2007	40,587	—	154,917	35,000	230,504
John F. Runkel, Former Senior Vice President, General Counsel (5)	2007	291,000	—	748,172	—	1,039,172
	2006	285,990	70,000	744,788	90,000	1,190,778

Benjamin B. Gong (6)	2006	204,000	—	382,486	106,000	692,486

(1)	Refers to payment of sign-on bonus for joining Intuitive Surgical
(2)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2007. See Note 7 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the FAS 123(R) values of its equity awards.
(3)	Refers to annual bonus earned in the current fiscal year and paid during February of the next fiscal year.
(4)	Mr. Meltzer joined the Company in October 2007.
(5)	Mr. Runkel left the Company in December 2007.
(6)	Mr. Gong served as the Principal Financial Officer from November 2005 through March 2006.

Grants of Plan-based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	All Other Option Awards: # of Shares Underlying Options	Exercise Price of Options ($/Sh)	Grant Date Fair Value of Option Awards ($)
		Target ($)
Lonnie M. Smith	2/15/2007	—	70,000	112.66	3,269,616
		291,000
Marshall L. Mohr	2/15/2007	—	20,000	112.66	934,176
		128,000
Gary S. Guthart	2/15/2007	—	35,000	112.66	1,634,808
		205,000
Jerome J. McNamara	2/15/2007		25,000	112.66	1,167,720
		334,000
Mark J. Meltzer (1)	11/7/2007	—	30,000	309.46	4,277,781
		21,000

(1)	Mr. Meltzer joined Intuitive in October 2007 and the amount under the Payouts Under Non-Equity Incentive Plan Awards column represents a pro-rated target amount that he will be eligible to receive for his performance in fiscal 2007.

The estimated future payouts under non-equity incentive plan columns refers to the potential payouts under our annual bonus plan. At their discretion, the Compensation Committee has the authority to pay any NEO in excess of or below their targeted bonus amount. The goals for 2007 were approved by the Compensation Committee in February 2007. The payout amounts for each NEO were reviewed and approved by the Compensation Committee and the Board of Directors in February 2008 upon completion of the consolidated financial statements for fiscal 2007. During fiscal 2007, we exceeded our goals established for operational income. As a result, the incentive pool was funded at 125% of the total targeted cash amount. The bonus amount for each NEO is a reflection of the achievement of the Corporate WIN goals and individual performance and contribution to the achievement of their WIN goals. Refer to SCT of the actual amounts paid in fiscal 2008.

As mentioned in the CD&A, we grant stock options to new employees. Following the initial hire, additional grants are made to participants pursuant to a periodic focal grant program or following a significant change in job responsibilities, scope, or title. Other than Mr. Meltzer’s , all other grants are the annual ongoing grants. According to the Stock Option Plan, fair market value that is used to determine the exercise price for option grants is defined as the NASDAQ closing price of the Company’s stock on the grant date. Options granted to NEOs during fiscal 2007 expire 10 years from the date of grant; vest 12.5% upon completion of 6 months service and 1/48 per month thereafter. The grant date fair value of the option awards during fiscal 2007 and 2006 is calculated using the Black-Scholes valuation model using the following assumptions:

Assumption	Fiscal 2007	Fiscal 2006
Average risk free interest rate	4.46%	4.5%
Average expected term (years)	5.11	5.0
Average expected volatility	39%	55%

Outstanding Equity Awards As Of December 31, 2007

The following table summarizes the stock options outstanding as of December 31, 2007:

	Outstanding Equity Awards at 12/31/07
Name	# of Securities Underlying Unexercised Options (# Exerciseable)	# of Securities Underlying Unexercised Options (# Unexerciseable) (*)	Option Exercise Price ($/sh)	Option Expiration Date
Lonnie M. Smith	14,706	—	14.50	1/21/2011
	59,794	—	11.74	2/5/2013
	67,083	2,917	18.50	2/12/2014
	46,042	18,958	47.86	2/10/2015
	27,500	32,500	106.69	2/6/2016
	14,583	55,417	112.66	2/14/2017
Marshall L. Mohr	13,875	28,125	98.37	3/16/2016
	4,167	15,833	112.66	2/14/2017
Gary S. Guthart	5,000	—	6.00	3/16/2010
	21,255	—	14.50	1/21/2011
	2,688	—	11.74	2/5/2013
	10,388	1,667	18.50	2/12/2014
	19,792	10,208	47.86	2/10/2015
	22,917	27,083	106.69	2/6/2016
	7,292	27,708	112.66	2/14/2017
Jerorme J. McNamara	1,459	1,458	18.50	2/12/2014
	1,250	8,750	47.86	2/10/2015
	1,041	13,542	106.69	2/6/2016
	1,041	19,792	112.66	2/14/2017
Mark J. Meltzer	—	30,000	309.46	11/6/2017
John F. Runkel	499	—	115.80	1/3/2016

(*)

Under our Stock Option Plans, all these options vest 12.5% upon completion of 6 months service and  1/48 per month thereafter, contingent upon continued employment. All of these grants are vesting at  1/48 per month.

Options Exercises During Fiscal 2007

The following table summarizes the options exercised during the year ended December 31, 2007 and the value realized upon exercise:

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise ($)
Lonnie M. Smith	22,500	5,353,797
Marshall L. Mohr	8,000	893,040
Gary S. Guthart	55,750	7,584,118
Jerome J. McNamara	40,160	5,957,938
John F. Runkel	23,459	1,183,247

Compensation Committee Interlocks and Insider Participation

During 2007, the Compensation Committee consisted of Alan J. Levy, Ph.D. and Keith Grossman, none of whom is a present or former officer or employee of our company. In addition, during 2007, none of our officers had an “interlock” relationship, as that term is defined by the SEC, to report.

COMPENSATION COMMITTEE REPORT

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with Management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

D. Keith Grossman, Chairman

Alan J. Levy, Ph.D.

Eric H. Halvorson

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we incorporate by reference into such filings.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Director Compensation Table

The following Director Compensation Table (DCT) sets forth summary information concerning the compensation paid to our non-employee directors in 2007 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (8)	Total ($)
D. Keith Grossman (1)	47,500	295,373	342,873
Alan J. Levy (2)	43,500	278,177	321,677
Robert W. Duggan (3)	30,000	278,177	308,177
Eric H. Halvorson (4)	38,000	278,177	316,177
Richard J.Kramer (5)	40,000	278,177	318,177
Floyd D. Loop (6)	32,000	444,853	476,853
Mark J. Rubash (7)	2,083	119,444	121,527
George Stalk Jr. (7)	7,083	119,444	126,527

Total	240,166	2,091,822	2,331,988

(1)	7,500 options were outstanding as of 12/31/07, of which 2,500 were execiseable as of 12/31/07
(2)	17,500 options were outstanding as of 12/31/07, of which 12,500 were exerciseable as of 12/31/07
(3)	21,980 options were outstanding as of 12/31/07, of which 16,980 were exerciseable as of 12/31/07
(4)	10,000 options were outstanding as of 12/31/07, of which 5,000 were exerciseable as of 12/31/07
(5)	12,000 options were outstanding as of 12/31/07, of which 7,000 were exerciseable as of 12/31/07
(6)	25,000 options were outstanding as of 12/31/07, of which 17,083 were exerciseable as of 12/31/07
(7)	15,000 options were outstanding as of 12/31/07, none were exerciseable as of 12/31/07
(8)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2007. See Note 7 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the FAS 123(R) values of equity awards.

The Company reimburses its non-employee Directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as Directors of the Company. Employee directors are not compensated for Board services in addition to their regular employee compensation.

Annual cash compensation: During fiscal 2007, each member of the Board of Directors was eligible to receive the following cash compensation: (1) annual retainer for each member of the Board ($10,000); (2) additional retainers for service as a subcommittee chairperson ($10,000); (3) meeting fees for attendance at meetings of the Board $5.000; (4) meeting fees for the attendance of committee meetings $1000; and (5) meeting fees for telephonic attendance of each Board or committee meetings $500.

Equity Compensation: During fiscal 2007, each member of the Board of Directors was eligible to receive stock awards under the terms of the Company’s Directors’ Plan . New members of the Board receive an initial option grant to purchase 15,000 shares of the Company’s common stock with one-third of the shares vesting after one year from the date of grant and 1/36 th of the shares vesting monthly thereafter. Continuing members of the Board of the Directors who have served at least six months receive an annual option grant of 5,000 shares of common stock to be granted on the date of the Board meeting held on the Annual Shareholder Meeting date, with one year cliff vesting contingent on continued service on the Board of Directors for one year.

There were two new members to the Board during fiscal 2007 were granted the initial grants of 15,000 shares each on October 19, 2007 with an exercise price of $269.34, based on the Nasdaq close price on the grant date. The grant date fair value of these options to each member, based on Black-Scholes valuation model, is approximately $1.9 million. Other continuing members, each received options to purchase 5,000 shares of the Company’s common stock, granted on April 30, 2007 with an exercise price of $133.31 per share, based on the NASDAQ close price on the grant date. The grant date fair value of these options to each member, based on Black-Scholes valuation model, is approximately $259,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the ownership of our common stock, as of December 31, 2007, by: (i) each of the executive officers and individuals named in the Summary Compensation Table; (ii) each of our directors; and (iii) all such executive officers and directors as a group. To our knowledge, no person or entity holds more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For the purposes of calculating the percent ownership, as of December 31, 2007, approximately 38,469,689 shares were issued and outstanding, and, for any individual who beneficially owns shares represented by options exercisable within 60 days of December 31, 2007, these shares are treated as if outstanding for that person, but not for any other person.

The following table indicates those owners and their total number of beneficially owned shares, including shares subject to options exercisable within 60 days of December 31, 2007; however, unless otherwise indicated, these shares do not include any options awarded after December 31, 2007:

	Beneficial Ownership
Beneficial Owner	Number of shares		Percent of Total
Lonnie M. Smith	643,305	(1)	1.7%
Robert W. Duggan	217,659	(2)	*
Gary S. Guthart, Ph.D.	107,396	(3)	*
Marshall L. Mohr	20,958	(4)	*
Floyd D. Loop, M.D	17,916	(5)	*
Alan J. Levy, Ph.D.	14,713	(6)	*
Jerome J. McNamara	11,251	(7)	*
Eric H. Halvorson	7,571	(8)	*
Richard J. Kramer	7,000	(9)	*
D. Keith Grossman	2,500	(10)	*
Mark Rubash	10	(12)	*
John F. Runkel	902	(12)	*
Mark Meltzer	—	(12)	*
George Stalk	—	(12)	*
All executive officers and directors as	1,051,181	(11)	2.7%
a group (14 persons)

*	Represents less than 1% of the issued and outstanding shares.
(1)	Includes 240,750 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(2)	Includes 16,980 shares issuable pursuant to options exercisable within 60 days of 12/31/07 and 8,668 shares managed for individual investors.
(3)	Includes 95,998 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(4)	Includes 20, 958 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(5)	Includes 17,916 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(6)	Includes 12,500 shares issuable pursuant to options exercisable within 60 days of 12/31/07.

(7)	Includes 9,583 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(8)	Includes 5,000 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(9)	Includes 7,000 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(10)	Includes 2,500 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(11)	Includes 429,185 shares issuable pursuant to options exercisable within 60 days of 12/31/07.
(12)	Includes no shares issuable pursuant to options exercisable within 60 days of 123/31/07.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information as of December 31, 2007 for two categories of equity compensation plans. All of the equity compensation plans of the Company have been approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,136,231	$88.20	8,214,954
Equity compensation plans not approved by security holders	—	—	—

Total	3,136,231	$88.20	8,214,954

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2007, Intuitive acquired patent rights from a company in which Mr. Meltzer had a direct financial interest prior to joining Intuitive. Intuitive identified its interest in these patent rights without any assistance from Mr. Meltzer and prior to his first contact with Intuitive. Mr. Meltzer disclosed his shareholder interest in the company to Intuitive prior to the commencement of his employment with Intuitive. He was not involved in negotiations or any other aspect of the transaction prior to or during his employment with Intuitive. Intuitive was represented by external counsel in the transaction. This transaction was appropriately approved by management and the terms of the transaction were no less favorable to the Company that could be obtained from unaffiliated third parties. In addition, Mr. Meltzer’s proceeds from the transaction, of approximately $200,000, were based solely on his proportional ownership share of the company.

We believe that there has not been any other transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation.” We intend that any such future transactions will be approved by the Audit Committee of the Board of Directors and will be on terms no less favorable to our company than could be obtained from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our auditors for the year ended December 31, 2007 were Ernst & Young LLP. We expect that Ernst & Young LLP will serve as our auditors for fiscal year 2008. All of the services described in the following fee table were approved by the Audit Committee.

	Years Ended December 31,
	2007	2006
Audit Fees	$1,505,000	$1,255,000
Audit-related Fees	30,000	210,000
Tax Fees	170,000	75,000
All Other Fees	1,500	1,235

Total	$1,706,500	$1,541,235

Audit Fees. This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings or engagements, for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees. This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include statutory audits, audits of other regulatory filings and procedures on implementation of accounting system.

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

AUDIT COMMITTEE REPORT

Our Audit Committee is composed of “independent” directors, as determined in accordance with Rule 4200(a)(15) of the Nasdaq Stock Market’s regulations and Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee operated pursuant to a written charter adopted by the Board of Directors, a copy of which was attached as Annex A to the proxy statement for our 2007 annual meeting of stockholders.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors with its oversight responsibilities regarding the integrity of our company’s financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications and independence and the performance of the persons performing internal audit duties for our company and the independent registered public accounting firm. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board of Directors for 2007.

The Audit Committee has:

•	reviewed and discussed our audited financial statements with management and Ernst & Young LLP, the independent registered public accounting firm

•	discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communications with Audit Committees, as may be modified or supplemented; and

•

received from Ernst & Young LLP the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as may be modified or supplemented, and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management and with Ernst & Young LLP.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Richard J. Kramer, Chairman

Eric H. Halvorson

Mark J. Rubash

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

(3)	Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(1)	Bylaws of the Company.

3.4(6)	Charter of the Audit Committee of the Board of Directors of Intuitive Surgical, Inc.

3.5(6)	Governance and Nominating Committee Charter.

3.6(6)	Charter of the Compensation Committee of the Board of Directors.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Warrant to purchase Common Stock of Computer Motion, Inc. dated February 13, 2002.

10.1(1)	Form of Indemnity Agreement.

10.2(1)	2000 Equity Incentive Plan.

10.3(1)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.

10.6(1)	Employment Agreement dated February 28, 1997, between the Registrant and Lonnie M. Smith.

10.7(4)	Lease between Computer Motion, Inc. and University Business Center Associates dated March 1, 1994 and amendment thereto dated October 19, 1996.

10.8(5)	Leases between Computer Motion, Inc. and University Business Center Associates dated September 19, 1997.

23.1(7)	Consent of Independent Registered Public Accounting Firm.

31.1(7)	Certification of Chief Executive Officer.

31.2(7)	Certification of Principal Financial Officer.

32.1(7)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (333-33016).

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration statement on Form S-3 filed September 11, 2003 (File No. 333-108713).

(3)	Incorporated by reference to Exhibit 4.2 of Computer Motion, Inc.’s Registration Statement on Form S-3 (File No. 333-83552).

(4)	Incorporated by reference to Exhibit 10.17 of Computer Motion, Inc.’s Registration Statement on Form S-1 (File No. 333-29505).

(5)	Incorporated by reference to Exhibit 10.19 of Computer Motion, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997.

(6)	Incorporated by reference to exhibits filed with the Company’s Annual Report on the Form 10-K for the year ended December 31, 2006.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/s/ LONNIE M. SMITH
Lonnie M. Smith Chairman and Chief Executive Officer

February 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LONNIE M. SMITH Lonnie M. Smith	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2008

/s/ MARSHALL L. MOHR Marshall L. Mohr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2008

/s/ FLOYD D. LOOP, M.D. Floyd D. Loop, M.D.	Director	February 13, 2008

/s/ D. KEITH GROSSMAN D. Keith Grossman	Director	February 13, 2008

/s/ ERIC H. HALVORSON Eric H. Halvorson	Director	February 13, 2008

/s/ RICHARD J. KRAMER Richard J. Kramer	Director	February 13, 2008

/s/ ALAN J. LEVY, PH.D . Alan J. Levy, Ph.D.	Director	February 13, 2008

/s/ ROBERT W. DUGGAN Robert W. Duggan	Director	February 13, 2008

/s/ GEORGE J. STALK George J. Stalk.	Director	February 13, 2008

/s/ MARK J. RUBASH Mark J. Rubash	Director	February 13, 2008