Form 10-Q
period 2008-03-31
INTUITIVE SURGICAL INC
filed 2008-04-18
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-30713

Intuitive Surgical, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	77-0416458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1266 Kifer Road

Sunnyvale, California 94086

(Address of Principal Executive Offices including Zip Code)

(408) 523-2100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

☒ Large accelerated filer	Accelerated filer ☐
☐ Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 38,704,132 shares of Common Stock, $0.001 par value per share, outstanding as of April 15, 2008.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	March 31, 2008	December 31, 2007
		(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$230,808	$122,825
Short-term investments	156,160	304,642
Accounts receivable, net	135,690	130,370
Inventory	38,832	32,416
Prepaids and other assets	14,670	13,486
Deferred tax assets	5,852	5,852

Total current assets	582,012	609,591
Property, plant and equipment, net	71,905	68,093
Long-term investments	312,686	207,914
Long-term deferred tax assets	22,458	18,725
Intangible assets, net	21,985	23,474
Goodwill	110,740	110,740
Other assets	1,499	1,461

Total assets	$1,123,285	$1,039,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,042	$29,791
Accrued compensation and employee benefits	18,382	30,077
Deferred revenue	59,248	53,817
Other accrued liabilities	17,592	18,085

Total current liabilities	119,264	131,770
Deferred revenue	883	875
Other accrued liabilities	21,327	18,679
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 38,704 and 38,470 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	39	38
Additional paid-in capital	744,236	694,597
Retained earnings	238,290	193,509
Accumulated other comprehensive income (loss)	(754)	530

Total stockholders’ equity	981,811	888,674

Total liabilities and stockholders’ equity	$1,123,285	$1,039,998

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net revenue:
Products	$160,951	$96,449
Services	27,243	17,780

Total net revenue	188,194	114,229

Cost of net revenue:
Products	44,852	29,106
Services	13,535	8,615

Total cost of net revenue	58,387	37,721

Gross profit	129,807	76,508

Operating costs and expenses:
Selling, general, and administrative	48,634	33,945
Research and development	16,301	8,224

Total operating costs and expenses	64,935	42,169

Income from operations	64,872	34,339
Interest and other income, net	8,541	4,608

Income before taxes	73,413	38,947
Income tax expense	28,632	15,145

Net income	$44,781	$23,802

Net income per share:
Basic	$1.16	$0.64

Diluted	$1.12	$0.62

Shares used in computing net income per share:
Basic	38,582	37,289

Diluted	39,847	38,398

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$44,781	$23,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,139	2,423
Amortization of intangible assets	1,489	429
Deferred income taxes	(2,619)	(721)
Income tax benefits from employee stock option plans and acquisition	20,056	14,154
Excess tax benefit from stock-based compensation	(19,241)	(12,467)
Share-based compensation expense	14,564	8,105
Changes in operating assets and liabilities:
Accounts receivable	(5,314)	4,200
Inventory	(6,437)	(1,931)
Prepaids and other assets	(915)	(1,045)
Accounts payable	(5,805)	3,172
Accrued compensation and employee benefits	(11,843)	(7,131)
Deferred revenue	5,440	2,588
Other accrued liabilities	2,089	(2,209)

Net cash provided by operating activities	39,384	33,369

Investing Activities:
Purchase of investments	(150,448)	(114,932)
Proceeds from sales and maturities of investments	191,139	80,506
Acquisition of property and equipment	(6,949)	(2,705)

Net cash provided by (used in) investing activities	33,742	(37,131)

Financing Activities:
Proceeds from issuance of common stock, net	15,019	9,660
Excess tax benefit from stock-based compensation	19,241	12,467

Net cash provided by financing activities	34,260	22,127

Effect of exchange rate changes on cash and cash equivalents	597	—

Net increase in cash and cash equivalents	107,983	18,365
Cash and cash equivalents, beginning of period	122,825	34,390

Cash and cash equivalents, end of period	$230,808	$52,755

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed on February 14, 2008. The results of operations for the first quarter of fiscal 2008 may not be indicative of the results to be expected for the entire fiscal year or any future periods.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

NOTE 3. FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market funds	$101,311			$101,311
Commercial paper	—	$78,559	—	78,559
Muncipal bonds	—	—	$90,723	90,723
U.S. corporate debt	—	214,442	—	214,442
U.S. government agencies	—	101,104	—	101,104

Total	$101,311	$394,105	$90,723	$586,139

Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified auction rate securities as long-term assets on our balance sheet. These investments were valued at fair value as of March 31, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (in thousands):

Municipal Bonds
Balance at December 31, 2007	$158,262
Unrealized loss included in other comprehensive income	(4,427)
Net settlements	(63,112)

Balance at March 31, 2008	$90,723

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
March 31, 2008
Short-term investments:
Commercial paper	$70,540		$69	$(35)	$70,574
U.S. corporate debt	81,027		315	(26)	81,316
U.S. government agencies	4,265		7	(2)	4,270

Total short-term investments	$155,832		$391	$(63)	$156,160

Long-term investments:
Municipal bonds	$95,150	$		$(4,427)	$90,723
U.S. corporate debt	131,808		1,739	(421)	133,126
U.S. government agencies	88,138		699		88,837

Total long-term investments	$315,096		$2,438	$(4,848)	$312,686

Total short and long-term investments	$470,928		$2,829	$(4,911)	$468,846

December 31, 2007
Short-term investments:
Commercial paper	$43,953		$35	$(1)	$43,987
Municipal bonds	156,250		—	—	156,250
U.S. corporate debt	88,499		15	(106)	88,408
U.S. government agencies	15,997		3	(3)	15,997

Total short-term investments	$304,699		$53	$(110)	$304,642

Long-term investments:
Municipal bonds	$2,000		$12	$—	$2,012
U.S. corporate debt	154,573		914	(319)	155,168
U.S. government agencies	50,593		141	—	50,734

Total long-term investments	$207,166		$1,067	$(319)	$207,914

Total short and long-term investments	$511,865		$1,120	$(429)	$512,556

The following is a summary of the amortized cost and estimated fair value of investments at March 31, 2008 by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$155,832	$156,160
Mature in one to five years	219,946	221,963
Mature in more than five years	95,150	90,723

Total	$470,928	$468,846

As of March 31, 2008 and December 31, 2007, unrealized loss on available-for-sale securities, net of tax, of $1.3 million and unrealized gain on available-for-sale securities, net of tax, of $0.4 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

NOTE 5. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	March 31, 2008	December 31, 2007
Inventory:
Raw materials	$14,411	$12,809
Work-in-process	2,556	3,257
Finished goods	21,865	16,350

Total	$38,832	$32,416

NOTE 6. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income, as reported	$44,781	$23,802
Other comprehensive income:
Foreign currency translation adjustments	379	(18)
Change in unrealized gain / (loss) on available-for-sale securities, net of tax	(1,663)	808

Comprehensive income	$43,497	$24,592

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2008	December 31, 2007
Accumulated net unrealized gain / (loss) on available-for-sale securities, net of tax	$(1,251)	$412
Foreign currency translation adjustments	497	118

Total accumulated other comprehensive income/(loss)	$(754)	$530

Stock Option Plans

The Company has several stock-based compensation plans (the “Plans”) that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company, under the various equity plans, grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stated exercise price for non-qualified stock options shall not be less than 85 percent of the estimated fair market value of common stock on the date of grant. Incentive stock options may not be granted at less than 100 percent of the estimated fair market value of the common stock. The Plans provide that the options shall be exercisable over a period not to exceed ten years. The majority of options granted under the Plans vest over a period of four years. Certain options granted under the Plans vest over shorter periods.

A summary of stock option activity under the Plans for the three months ended March 31, 2008 is presented as follows:

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2007 (with 1,446,466 options exercisable at a weighted-average exercise price of $50.29 per share)	7,595,732	3,136,231	$88.20
Options granted	(1,022,500)	1,022,500	299.91
Options exercised	—	(185,074)	56.68
Options forfeited/expired	36,809	(36,809)	228.96

Balance at March 31, 2008 (with 1,469,001 options exercisable at a weighted-average exercise price of $54.21per share)	6,610,041	3,936,848	$143.37

Employee Stock Purchase Plan (ESPP)

Under the Employee Stock Purchase Plan, employees purchased approximately 46,700 shares for $4.5 million and 68,200 shares for $3.3 million during the three months ended March 31, 2008 and March 31, 2007, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges:

	Three Months Ended March 31,
	2008	2007
Cost of sales - products	$1,266	$724
Cost of sales - services	982	477

Total cost of sales	2,248	1,201
Selling, general and administrative	9,017	5,214
Research and development	3,299	1,690

Stock-based compensation expense before income tax benefit	14,564	8,105
Income taxes	5,177	2,767

Stock-based compensation expense after income taxes	$9,387	$5,338

The fair value of each option grant and the fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	STOCK OPTIONS		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Average risk free interest rate	2.77%	4.68%	2.19%	5.06%
Average expected term (years)	5.0	5.2	1.3	1.3
Average expected volatility	52%	38%	57%	40%
Weighted average fair value at grant date	$143.09	$46.79	$101.03	$33.34
Total stock-based compensation expense (000’s)	$13,533	$7,386	$1,031	$719

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

Income tax expense for the quarter ended March 31, 2008 was $28.6 million, or 39.0% of pre-tax income, compared to $15.1 million, or 38.9% of pre-tax income for the three months ended March 31, 2007. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by domestic production deductions. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits.

Effective January 1, 2007, the Company adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109). As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase in a liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company classifies interest and penalties as a component of tax expense.

As of March 31, 2008, the Company has total gross unrecognized tax benefits of approximately $26.8 million compared with approximately $22.0 million as of December 31, 2007, representing an increase of approximately $4.8 million for the first three months of fiscal 2008. Of the total gross unrecognized tax benefits, $21.5 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties are immaterial and are included in the unrecognized tax benefits.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for all years since inception due to utilization of net operating losses and research and development credits generated in prior years.

NOTE 8. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net income	$44,781	$23,802
Basic:
Weighted-average shares outstanding	38,582	37,289

Basic net income per share	$1.16	$0.64

Diluted:
Weighted-average shares outstanding used in basic calculation	38,582	37,289
Add common stock equivalents	1,265	1,109

Weighted-average shares used in computing diluted net income per share	39,847	38,398

Diluted net income per share	$1.12	$0.62

Employee stock options to purchase approximately 688,176 and 1,868,106 shares for the three months ended March 31, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects”, “believes”, “anticipates”, “plans”, “expects”, “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci®S™, da Vinci S HD Surgical System™, da Vinci Sonicpro™, EndoWrist®, InSite®, 3DHD™, Cardiovac™, Clearfield®, Alpha®, AESOP®, HERMES®, and ZEUS®, are trademarks of Intuitive Surgical, Inc.

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

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instrument, accessory, service and training revenue. The da Vinci Surgical System generally sells for approximately $1.0 million to $1.7 million, depending on configuration, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $150,000 per year, depending on configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Over the past five years, revenue generated from the sale of instruments and accessories, service and training increased from 33% of revenue in 2003 to 46% of revenue in 2007. Recurring revenue for the three months ended March 31, 2008 was $89.1 million, or 47% of total revenue. We expect recurring revenue to become a larger percentage of total revenue in the future.

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

On March 19, 2008, we received clearance to market our system-held cardiac stabilizer and permission to remove the warning in our labeling regarding system use in non-arrested heart procedures.

2008 Business Events and Trends

Introduction. We experienced rapid growth during 2007 and through the first quarter of 2008, which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

First Quarter 2008 Financial Highlights

•	Revenue grew 65% to $188.2 million from $114.2 million during the first quarter of 2007.

•	Recurring revenue grew 53% to $89.1 million from $58.1 million during the first quarter of 2007.

•	Instruments and accessories revenue grew 54% to $61.9 million from $40.3 million during the first quarter of 2007.

•	System revenue grew 76% to $99.1 million from $56.1 million during the first quarter of 2007.

•	We sold 74 da Vinci Surgical Systems during the first quarter of 2008, an increase of 68% compared to 44 in the first quarter of 2007.

•	As of March 31, 2008, we had a da Vinci Surgical System installed base of 867 systems, 647 in United States, 148 in Europe, and 72 in the rest of the world.

•

Operating income increased by 89% to $64.9 million, or 34% of revenue, during the first quarter of 2008 from $34.3 million, or 30% of revenue during the first quarter of 2007. Operating income included $14.6 million and $8.1 million during the first quarter of 2008 and 2007, respectively, of stock-based compensation expense for the estimated value of employee stock options and stock purchases.

•

Our business continues to demonstrate the ability to generate significant positive cash flow while supporting our rapid business growth. Cash, cash equivalents, and investments increased by $64.3 million from the fourth quarter of 2007, as we ended the first quarter of 2008 with $699.7 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). dVP procedures are expected to grow approximately 40% from 2007 to 2008 and dVH procedures are expected to grow approximately 150% from 2007 to 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of income information (in thousands):

	Three months Ended
	March 31, 2008	% of total revenue	March 31, 2007	% of total revenue
Revenue:
Products	$160,951	86%	$96,449	84%
Services	27,243	14%	17,780	16%

Total revenue	188,194	100%	114,229	100%

Cost of revenue:
Products	44,852	24%	29,106	25%
Services	13,535	7%	8,615	8%

Total cost of revenue	58,387	31%	37,721	33%

Products gross profit	116,099	62%	67,343	59%
Services gross profit	13,708	7%	9,165	8%

Gross profit	129,807	69%	76,508	67%

Operating costs and expenses:
Selling, general, and administrative	48,634	26%	33,945	30%
Research and development	16,301	9%	8,224	7%

Total operating costs and expenses	64,935	35%	42,169	37%

Income from operations	64,872	34%	34,339	30%
Interest and other income, net	8,541	5%	4,608	4%

Income before taxes	73,413	39%	38,947	34%
Income tax expense	28,632	15%	15,145	13%

Net income	$44,781	24%	$23,802	21%

Total Revenue

Total revenue increased to $188.2 million for the three months ended March 31, 2008 from $114.2 million for the three months ended March 31, 2007. First quarter of 2008 revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption in all of our target procedures. da Vinci prostatectomy (dVP) has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. In 2006 and through the first quarter of 2008, da Vinci Hysterectomy (dVH) has been one of our fastest growing procedures. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients who otherwise would have open surgery, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays and a quicker return to normal daily activities .

Revenue within the United States accounted for 77% of total revenue for the three months ended March 31, 2008 and 82% of revenue for the three months ended March 31, 2007. We believe domestic revenue accounts for the large majority of total revenue primarily due to the competitive nature of the domestic healthcare market. As adoption progresses and as we reach standard of care for target procedures, we expect international revenue to continue to increase as a percentage of overall revenue.

The following table summarizes our revenue for the three months ended March 31, 2008 and 2007 (in millions, except percentages ):

	Three Months Ended March 31,
	2008	2007
Revenue
Instruments and accessories	$61.9	$40.3
Systems	99.1	56.1

Total product revenue	161.0	96.4
Services and training	27.2	17.8

Total revenue	$188.2	$114.2

Recurring revenue	$89.1	$58.1

% of total revenue	47%	51%
Domestic	$144.0	$93.2
International	44.2	21.0

Total revenue	$188.2	$114.2

% of domestic revenue	77%	82%
% of international revenue	23%	18%

Product Revenue

Product revenue increased to $161.0 million for the three months ended March 31, 2008 from $96.4 million for the three months ended March 31, 2007. The $64.5 million (67%) increase was due to higher revenue from sales of instruments and accessories, and systems.

Instruments and accessories revenue increased to $61.9 million for the three months ended March 31, 2008, up 54% compared with $40.3 million for the three months ended March 31, 2007. The increase is driven by a similar increase in procedures. Procedure growth occurred in all our targeted procedures with prostatectomy and hysterectomy being the largest drivers of growth. Utilization per installed system for the three months ended March 31, 2008 also increased as compared to the three months ended March 31, 2007.

Systems revenue increased to $99.1 million during the three months ended March 31, 2008 from $56.1 million during the three months ended March 31, 2007, primarily due to the growth in the number of system unit sales, reflecting adoption of robotic surgery, increased average selling price (ASPs) resulting from the higher priced da Vinci S and da Vinci S HD Surgical Systems, and favorable foreign exchange impact of Euro-denominated sales. We sold 74 da Vinci Surgical Systems during the three months ended March 31, 2008, compared to 44 systems sold during the three months ended March 31, 2007.

The following table summarizes da Vinci Surgical System unit sales for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
da Vinci S 3-D HD	60	21
da Vinci S 4-arm	10	17
da Vinci S 3-arm	3	—
standard da Vinci	1	6

Total	74	44

We also recognized revenue from HD and fourth arm upgrades of $1.6 million during the three months ended March 31, 2008 compared to $1.1 million during the three months ended March 31, 2007. The average revenue recognized per da Vinci system sold increased to $1.32 million during the three months ended March 31, 2008, compared to $1.25 million during the three months ended March 31, 2007 primarily due to the sales mix of da Vinci S and da Vinci S HD Systems which have a higher selling price than standard da Vinci Systems .

Service Revenue

Service revenue, comprised primarily of system service, increased to $27.2 million for the three months ended March 31, 2008 from $17.8 million for the three months ended March 31, 2007. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for first quarter of 2008 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. There were approximately 795 systems under service contract entering the first quarter of 2008 generating an average of $34,000 per system for the quarter, compared to 559 systems entering the first quarter of 2007 generating an average of $32,000 per system. The increase in service revenue per system was driven by a higher percentage of the installed base being comprised of da Vinci S and da Vinci S HD Surgical Systems, which carry a higher contractual service rate than standard model da Vinci Systems.

Gross Profit

Product gross profit during the three months ended March 31, 2008 was $116.1 million, or 72% of product revenue, compared to $67.3 million, or 70% of product revenue, during the three months ended March 31, 2007. The higher first quarter of 2008 product gross profit was driven by higher 2008 product revenue, as described above. The higher 2008 product gross profit percentage was driven by the higher 2008 da Vinci Surgical Systems average selling prices, higher margins earned on Euro-based sales, and instrument and system material cost reductions. Product gross profit for the three months ended March 31, 2008 and 2007 included $1.3 and $0.7 million of stock-based compensation expense, respectively.

Service gross profit during the three months ended March 31, 2008 was $13.7 million, or 50% of service revenue, compared to $9.2 million, or 52% during the three months ended March 31, 2007. The higher first quarter of 2008 service gross profit is a result of the higher service revenue for the period. The decline in service gross margin percentage was primarily due to higher 2008 service inventory repair costs and stock-based compensation expenses. Service gross profit for the three months ended March 31, 2008 and 2007 included $1.0 and $0.5 million of stock-based compensation expenses, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $48.6 million, up 43% from $33.9 million for the three months ended March 31, 2007. The increase is due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels, and increased stock-based compensation. Selling, general and administrative expenses are expected to increase in the future to support our expanding business. Stock-based compensation expense charged to sales, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $9.0 million and $5.2 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended March 31, 2008 were $16.3 million, compared to $8.2 million for the three months ended March 31, 2007. The increase is due to the growth in our research and development organization, costs associated with co-development arrangements with third parties, higher prototype expenses, and stock-based compensation expenses. Stock-based compensation expenses charged to research and development expenses for the three months ended March 31, 2008 and 2007 were $3.3 million and $1.7 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including the aforementioned co-development arrangements with third parties, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, comprised mostly of interest income, was $8.5 million for the three months ended March 31, 2008, compared to $4.6 million for the three months ended March 31, 2007. The increase resulted from $2.8 million of higher interest income earned on higher cash and investment balances and $1.1 million of foreign exchange gains.

Income Tax Expense

Income tax expense for the three months ended March 31, 2008 was $28.6 million, or 39.0% of pre-tax income, compared to $15.1 million, or 38.9% of pre-tax income for the three months ended March 31, 2007. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by domestic production deductions. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits. We have net operating loss carry forwards and employee stock tax benefits that will be utilized in fiscal 2008. Approximately $41.3 million of employee stock tax benefits have been generated in the three months ended March 31, 2008. As a result, we estimate that our cash outlay for income taxes in fiscal year 2008 will be less than 25% of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $635.4 million at December 31, 2007 to $699.7 million at March 31, 2008. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by (used in)
Operating activities	$39,384	$33,369
Investing activities	33,742	(37,131)
Financing activities	34,260	22,127
Effect of exchange rates on cash and cash equivalents	597	—

Net increase in cash and cash equivalents	$107,983	$18,365

Operating Activities

For the three months ended March 31, 2008, cash flow from operations of $39.4 million was 88% of our net income of $44.8 million for the following reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $17.4 million.

2.	We invested $22.8 million in working capital for the three months ended March 31, 2008.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other current liabilities. Accounts receivable increased $5.3 million or 4% in the first quarter of 2008, reflecting the timing of system sales. Inventory increased $6.4 million or 20% in the first quarter of 2008 reflecting growth in our business . Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $5.4 million or 10% in the first quarter of 2008, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased $15.6 million or 16% in the first quarter of 2008 primarily due to the payment of 2007 incentive compensation and the purchase of stock by employees under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2008.

For the three months ended March 31, 2007, cash flow from operations of $33.4 million exceeded our net income of $23.8 for the following reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, taxes, depreciation and amortization of long-lived assets of approximately $11.9 million.

2.	We invested $2.3 million in working capital for the three months ended March 31, 2007.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2008 consisted primarily of sales and maturities of investments (net of proceeds from purchases of investments) of $40.7 million, partially offset by purchases of property and equipment of $6.9 million. Net cash used in investing activities during the three months ended March 31, 2007 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $34.4 million and purchases of property and equipment and licensing of patents of $2.7 million. Our investments are in U.S. government notes and bonds, corporate notes and bonds, commercial paper and auction rate securities. We generated approximately 4.4% interest in the first quarter of 2008. We are not a capital-intensive business. Our purchases of property and equipment during the three months ended March 31, 2008 related mainly to facilities improvements and information technology infrastructure to support capacity expansion in our business.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2008 consisted primarily of proceeds from stock option exercises of $15.0 million and excess tax benefits from stock-based compensation of $19.2 million. Net cash flows provided by financing activities in the first quarter of 2007 consisted primarily of proceeds from stock option and warrants exercises of $9.7 million and excess tax benefits from stock-based compensation of $12.5 million.

Auction Rate Securities

As of March 31, 2008, we held approximately $91 million of municipal bonds with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, we have classified these investments as long-term assets on our balance sheet. These investments were valued at fair value as of March 31, 2008.

All of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may in the future be required to record an additional impairment charge on these investments. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and we have added the following two polices discussed below.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

Effective January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option for certain financial instruments on the adoption date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. government agencies, municipal bonds which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. The securities, other than money market funds, are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). All investments mature within approximately 3 years from the date of purchase excluding auction rate securities. Our holdings of the securities of any one issuer, except government agencies, do not exceed 5% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.1 million as of March 31, 2008. We do not utilize derivative financial instruments to manage our interest rate risks.

As of March 31, 2008, we held approximately $91 million of municipal bonds, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in

SFAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. Given the current failures in the auction markets to provide quoted market prices of the securities as well as the lack of any correlation of these instruments to other observable market data, we valued these securities using a discounted cash flow methodology with the most significant input categorized as Level 3. Significant inputs that went into the model were the credit quality of the issuer, the percentage and the types of guarantees (such as Federal Family Education Loan Program—FFELP), the probability of the auction succeeding or the security being called, and an illiquidity discount factor. Changes in the assumptions of our model based on dynamic market conditions could have a significant impact on the valuation of these securities, which may lead us in the future to take an impairment charge for these securities.

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

For the three months ended March 31, 2008, sales denominated in foreign currencies were approximately 11%, of total revenue. For the three months ended March 31, 2008, our revenue would have decreased by approximately $2.1 million, if the US dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the US dollar exchange rate at March 31, 2008, would have resulted in a $3.6 million decrease in the carrying amounts of those net assets.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various ordinary and routine legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies”, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the 2007 Annual Report on Form 10-K.

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

Date: April 18, 2008

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