Form 10-Q
period 2008-06-30
INTUITIVE SURGICAL INC
filed 2008-07-25
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 38,836,097 shares of Common Stock, $0.001 par value per share, outstanding as of July 18, 2008.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30, 2008	December 31, 2007
		(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$223,023	$122,825
Short-term investments	116,614	304,642
Accounts receivable, net	162,088	130,370
Inventory	42,594	32,416
Prepaids and other assets	9,369	13,486
Deferred tax assets	5,852	5,852

Total current assets	559,540	609,591
Property, plant and equipment, net	94,568	68,093
Long-term investments	400,145	207,914
Long-term deferred tax assets	26,607	18,725
Intangible assets, net	39,402	23,474
Goodwill	110,740	110,740
Other assets	385	1,461

Total assets	$1,231,387	$1,039,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,018	$29,791
Accrued compensation and employee benefits	26,924	30,077
Deferred revenue	64,914	53,817
Other accrued liabilities	17,561	18,085

Total current liabilities	129,417	131,770
Deferred revenue	1,139	875
Other accrued liabilities	26,844	18,679

Total liabilities	157,400	151,324

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 38,835 and 38,470 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	39	38
Additional paid-in capital	790,215	694,597
Retained earnings	289,472	193,509
Accumulated other comprehensive income (loss)	(5,739)	530

Total stockholders’ equity	1,073,987	888,674

Total liabilities and stockholders’ equity	$1,231,387	$1,039,998

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Products	$189,780	$119,885	$350,731	$216,334
Services	29,409	20,364	56,652	38,144

Total revenue	219,189	140,249	407,383	254,478
Cost of revenue:
Products	50,036	35,656	94,888	64,762
Services	13,097	10,485	26,632	19,100

Total cost of revenue	63,133	46,141	121,520	83,862

Gross profit	156,056	94,108	285,863	170,616

Operating expenses:
Selling, general, and administrative	57,504	38,883	106,138	72,828
Research and development	20,357	10,192	36,658	18,416

Total operating expenses	77,861	49,075	142,796	91,244

Income from operations	78,195	45,033	143,067	79,372
Interest and other income, net	5,707	5,232	14,248	9,840

Income before taxes	83,902	50,265	157,315	89,212
Income tax expense	32,720	19,602	61,352	34,747

Net income	$51,182	$30,663	$95,963	$54,465

Earnings per share:
Basic	$1.32	$0.81	$2.48	$1.45

Diluted	$1.28	$0.79	$2.40	$1.41

Shares used in computing earnings per share:
Basic	38,773	37,636	38,677	37,463

Diluted	39,980	38,657	39,914	38,528

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income	$95,963	$54,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,719	5,061
Amortization of intangible assets	4,075	859
Deferred income taxes	(7,600)	(3,907)
Income tax benefits from employee stock option plans and acquisition	38,018	31,909
Excess tax benefit from stock-based compensation	(35,580)	(28,971)
Share-based compensation expense	34,282	17,456
Changes in operating assets and liabilities:
Accounts receivable	(31,713)	(10,967)
Inventory	(10,198)	290
Prepaids and other assets	4,416	(5,210)
Accounts payable	(9,828)	5,109
Accrued compensation and employee benefits	(3,301)	(629)
Deferred revenue	11,361	6,007
Other accrued liabilities	7,571	2,249

Net cash provided by operating activities	104,185	73,721

Investing Activities:
Purchase of investments	(417,496)	(262,888)
Proceeds from sales and maturities of investments	405,931	178,330
Capital expenditures and acquisitions of intellectual property	(52,035)	(7,103)

Net cash used in investing activities	(63,600)	(91,661)

Financing Activities:
Proceeds from issuance of common stock, net	23,318	20,257
Excess tax benefit from stock-based compensation	35,580	28,971

Net cash provided by financing activities	58,898	49,228

Effect of exchange rate changes on cash and cash equivalents	715	34

Net increase in cash and cash equivalents	100,198	31,322
Cash and cash equivalents, beginning of period	122,825	34,390

Cash and cash equivalents, end of period	$223,023	$65,712

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed on February 14, 2008. The results of operations for the first half of fiscal 2008 are not indicative of the results to be expected for the entire fiscal year or any future periods.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

INVESTMENTS

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
Short-term investments:
Commercial paper	$26,865	$1	$(25)	$26,841
Corporate debt	74,335	355	(139)	74,551
U.S. Treasuries	4,812	—	(12)	4,800
U.S government agencies	10,453	—	(31)	10,422

Total short-term investments	$116,465	$356	$(207)	$116,614

Long-term investments:
Municipal bonds	$100,161	$—	$(6,168)	$93,993
Corporate debt	119,636	552	(682)	119,506
U.S. Treasuries	46,470		(98)	46,372
U.S government agencies	140,387	242	(355)	140,274

Total long-term investments	$406,654	$794	$(7,303)	$400,145

Total short and long-term investments	$523,119	$1,150	$(7,510)	$516,759

December 31, 2007
Short-term investments:
Commercial paper	$43,953	$35	$(1)	$43,987
Municipal bonds	156,250	—	—	156,250
Corporate debt	88,499	15	(106)	88,408
U.S. government agencies	15,997	3	(3)	15,997

Total short-term investments	$304,699	$53	$(110)	$304,642

Long-term investments:
Municipal bonds	$2,000	$12	$—	$2,012
Corporate debt	154,573	914	(319)	155,168
U.S. government agencies	50,593	141	—	50,734

Total long-term investments	$207,166	$1,067	$(319)	$207,914

Total short and long-term investments	$511,865	$$1,120	$(429)	$512,556

The following is a summary of the amortized cost and estimated fair value of investments at June 30, 2008 by maturity date (in thousands):

	Amortized Cost	Fair Value

Mature in less than one year	$116,465	$116,614
Mature in one to five years	311,504	311,056
Mature in more than five years	95,150	89,089

Total	$523,119	$516,759

For the three and six months ended June 30, 2008 and 2007, realized gains or losses recognized on the sale of investments were not material. As of June 30, 2008 and December 31, 2007, unrealized gain (loss) on available-for-sale securities, net of tax, of ($6.4) million and $0.4 million, respectively, were included in accumulated other comprehensive income (loss) in the accompanying unaudited Condensed Consolidated Balance Sheets. At June 30, 2008, the Company evaluated its net unrealized losses, the majority of which are from auction-rate securities, and determined them to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

FAIR VALUE MEASUREMENTS

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$107,389	—	—	$107,389
Commercial paper	—	$51,317	—	51,317
Muncipal bonds	—	4,904	$89,089	93,993
Corporate debt	—	194,057	—	194,057
U.S. Treasuries	—	51,172	—	51,172
U.S. government agencies	—	155,670	—	155,670

Total	$107,389	$457,120	$89,089	$653,598

Level 3 assets consist of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.

In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Based on this, along with the underlying maturities of the securities, a portion of which is greater than 30 years, we have classified auction rate securities as long-term assets on our condensed consolidated balance sheet.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At June 30, 2008, the Company’s investment advisors provided a Level 3 valuation for the ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Based on this Level 3 valuation, the Company valued the ARS investments at $89.1 million, which represents a decline in value from par of $6.1 million. This unrealized loss was discussed in the “Investments” section above.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2008 (in thousands):

Level 3 Financial Assets
Balance at December 31, 2007	$158,262
Unrealized loss included in other comprehensive income	(6,061)
Purchases	20,150
Sales/Maturities	(83,262)

Balance at June 30, 2008	$89,089

NOTE 5. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	June 30, 2008	December 31, 2007
Inventory
Raw materials	$16,038	$12,809
Work-in-process	3,924	3,257
Finished goods	22,633	16,350

Total	$42,594	$32,416

NOTE 6. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income, as reported	$51,182	$30,663	$95,963	$54,465
Other comprehensive income:
Foreign currency translation adjustments	132	21	511	3
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(5,117)	(295)	(6,780)	514

Comprehensive income	$46,197	$30,389	$89,694	$54,982

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30, 2008	December 31, 2007
Accumulated net unrealized gain (loss) on available-for-sale securities, net of tax	$(6,368)	$412
Foreign currency translation adjustments	629	118

Total accumulated other comprehensive income (loss)	$(5,739)	$530

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

A summary of stock option activity under the Plans for the six months ended June 30, 2008 is presented as follows:

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2007 (with 1,446,466 options exerciseable at a weighted-average exercise price of $50.29 per share)	7,595,732	3,136,231	$88.20
Options authorized	2,094,843
Options granted	(1,188,835)	1,188,835	301.13
Options exercised		(316,067)	59.44
Options canceled/expired	72,593	(73,235)	222.30

Balance at June 30, 2008 (with 1,547,771 options exerciseable at a weighted-average exercise price of $61.31 per share)	8,574,333	3,935,764	$152.35

Employee Stock Purchase Plan (ESPP)

Under the Employee Stock Purchase Plan, employees purchased approximately 46,700 shares for $4.5 million and 68,200 shares for $3.3 million during the six months ended June 30, 2008 and June 30, 2007, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales - products	$1,639	$882	$2,905	$1,607
Cost of sales - services	1,288	622	2,269	1,099

Total cost of sales	2,927	1,504	5,174	2,706
Selling, general and administrative	12,353	5,820	21,370	11,034
Research and development	4,439	2,026	7,738	3,716

Stock-based compensation expense before income tax benefit	19,719	9,350	34,282	17,456
Income tax benefit	7,170	3,359	12,347	6,126

Stock-based compensation expense after income taxes	$12,549	$5,991	$21,935	$11,330

The fair value of each option grant and the fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Options
Average risk free interest rate	2.88%	4.67%	2.79%	4.59%
Average expected term (years)	5.0	5.2	5.0	5.2
Average expected volatility	51%	35%	52%	36%
Weighted average fair value at grant date	$142.66	$51.93	$143.03	$47.12
ESPP
Average risk free interest rate			2.19%	5.06%
Average expected term (years)			1.3	1.3
Average expected volatility			57%	40%
Weighted average fair value at grant date			$101.03	$33.34

There were no new ESPP offerings during the three months ended June 2008 and 2007.

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

Income tax expense for the three months ended June 30, 2008 was $32.7 million, or 39.0% of pre-tax income, compared to $19.6 million, or 39.0% of pre-tax income for the three months ended June 30, 2007. Income tax expense for the six months ended June 30, 2008 was $61.3 million, or 39.0% of pre-tax income, compared with $34.7 million, or 38.9% of pre-tax income for the six months ended June 30, 2007. The effective tax rate for the three and six month periods ended June 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by domestic production deductions. The effective tax rate for the three and six month periods ended June 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits.

As of June 30, 2008, the Company has total gross unrecognized tax benefits of approximately $32.3 million compared with approximately $22.0 million as of December 31, 2007, representing an increase of approximately $10.3 million for the first six months of fiscal 2008. Of the total gross unrecognized tax benefits, $27.0 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties are immaterial and are included in tax expense.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and research and development credits generated in prior years.

NOTE 8. NET INCOME PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$51,182	$30,663	$95,963	$54,465
Basic:
Weighted-average shares outstanding	38,773	37,636	38,677	37,463

Basic net income per share	$1.32	$0.81	$2.48	$1.45

Diluted:
Weighted-average shares outstanding used in basic calculation	38,773	37,636	38,677	37,463
Add common stock equivalents	1,207	1,021	1,237	1,065

Weighted-average shares used in computing diluted net income per shares	39,980	38,657	39,914	38,528

Diluted earnings per share	$1.28	$0.79	$2.40	$1.41

Employee stock options to purchase approximately 1,251,460 and 1,215,933 shares for the three months ended June 30, 2008 and 2007, respectively, and 962,294 and 1,634,593 shares for the six months ended June 30, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci®S™, da Vinci S HD Surgical System™, EndoWrist®, InSite®, 3DHD™, AESOP®, HERMES® and ZEUS™ are trademarks of Intuitive Surgical, Inc.

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

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Over the past five years, revenue generated from the sale of instruments and accessories, service and training increased from 33% of revenue in 2003 to 46% of revenue in 2007. Recurring revenue for the three months ended June 30, 2008 was $103.0 million or 47% of total revenue and for the six months ended June 30, 2008 was $192.1 million, or 47% of total revenue. We expect recurring revenue to become a larger percentage of total revenue in the future.

Regulatory Clearances

We believe that we have obtained clearances required to market our products to our targeted surgical specialties within the United States. As we make additions to the target procedures, we will continue to obtain the necessary clearances. The following table lists chronologically our FDA clearances to date:

•	July 2000 – General laparoscopic procedures

•	March 2001 – Non-cardiac thoracoscopic procedures

•	May 2001 – Prostatectomy procedures

•	November 2002 – Cardiotomy procedures

•	July 2004 – Cardiac revascularization procedures

•	March 2005 – Urologic surgical procedures

•	April 2005 – Gynecologic surgical procedures

•	June 2005 – Pediatric surgical procedures

On March 19, 2008 we received clearance to market our system-held cardiac stabilizer and permission to remove the warning in our labeling regarding system use in non-arrested heart procedures.

2008 Business Events and Trends

Introduction. We experienced rapid growth during 2007 and through the second quarter of 2008, which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

Second Quarter 2008 Financial Highlights

•	Total revenue grew 56% to $219.2 million from $140.2 million during the second quarter of 2007.

•	Recurring revenue grew 56% to $103.0 million from $66.1 million during the second quarter of 2007.

•	Instruments and accessories revenue grew 61% to $73.6 million from $45.8 million during the second quarter of 2007.

•	We sold 85 da Vinci Surgical Systems during the second quarter of 2008, an increase of 52% compared with 56 in the second quarter of 2007.

•	As of June 30, 2008, we had a da Vinci Surgical System installed base of 946 systems, 710 in North America, 159 in Europe, and 77 in the rest of the world.

•

Operating income increased by 74% to $78.2 million, or 36% of revenue, during the second quarter of 2008 from $45.0 million, or 32% of revenue, during the second quarter of 2007. Operating income included $19.7 million and $9.4 million during the second quarter of 2008 and 2007, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•

Our business continues to demonstrate the ability to generate significant positive cash flow while supporting our rapid business growth. Cash, cash equivalents, and investments increased by $40.1 million, net of $45.1 million of capital expenditure for land, buildings, intellectual property rights and other items, from the first quarter of 2008, as we ended the second quarter of 2008 with $739.8 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). dVP procedures are expected to grow approximately 35-39% from 2007 to 2008 and dVH procedures are expected to grow at least 150% from 2007 to 2008. Other urologic procedures such as nephrectomies, cystectomies and pyeloplasties, other gynecologic procedures such as myomectomies and sacral colpopexies, cardiothoracic procedures such as mitral valve repair and cardiac revascularization have also contributed to our growth. dVP and dVH represent approximately 80% of the procedures performed and no other procedure represents a significant part of our business at this time.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in thousands):

	Three months Ended				Six months Ended
	June 30 2008	% of total revenue	June 30 2007	% of total revenue	June 30 2008	% of total revenue	June 30 2007	% of total revenue
Revenue:
Products	$189,780	87%	$119,885	85%	$350,731	86%	$216,334	85%
Services	29,409	13%	20,364	15%	56,652	14%	38,144	15%

Total revenue	219,189	100%	140,249	100%	407,383	100%	254,478	100%

Cost of revenue:
Products	50,036	23%	35,656	25%	94,888	23%	64,762	25%
Services	13,097	6%	10,485	7%	26,632	7%	19,100	8%

Total cost of revenue	63,133	29%	46,141	33%	121,520	30%	83,862	33%

Products gross profit	139,744	64%	84,229	60%	255,843	63%	151,572	60%
Services gross profit	16,312	7%	9,879	7%	30,020	7%	19,044	7%

Gross profit	156,056	71%	94,108	67%	285,863	70%	170,616	67%

Operating expenses:
Selling, general, and administrative	57,504	26%	38,883	28%	106,138	26%	72,828	29%
Research and development	20,357	9%	10,192	7%	36,658	9%	18,416	7%

Total operating expenses	77,861	35%	49,075	35%	142,796	35%	91,244	36%

Income from operations	78,195	36%	45,033	32%	143,067	35%	79,372	31%
Interest and other income, net	5,707	3%	5,232	4%	14,248	4%	9,840	4%

Income before taxes	83,902	39%	50,265	36%	157,315	39%	89,212	35%
Income tax expense	32,720	15%	19,602	14%	61,352	15%	34,747	14%

Net income	$51,182	24%	$30,663	22%	$95,963	24%	$54,465	21%

Total Revenue

Total revenue increased to $219.2 million for the three months ended June 30, 2008 from $140.2 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, revenue increased to $407.4 million from $254.5 million for the six months ended June 30, 2007. First half of 2008 revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in all of our target procedures. dVP has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. In 2006 and through the first half of 2008, dVH has been one of our fastest growing procedures. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays and a quicker return to normal daily activities.

Revenue within the United States accounted for 80% and 78% of total revenue for the three and six month periods ended June 30, 2008, respectively, and 81% of total revenue for the three and six month periods ended June 30, 2007. We believe domestic revenue accounts for the large majority of total revenue primarily due to the competitive nature of the domestic healthcare market. As adoption progresses and as we reach standard of care for target procedures, we expect international revenue to increase as a percentage of overall revenue.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and six month periods ended June 30, 2008 and 2007 (in millions, except percentages and unit sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Instruments and accessories	$73.6	$45.8	$135.5	$86.1
Systems	116.2	74.1	215.3	130.3

Total product revenue	189.8	119.9	350.8	216.4
Services and training	29.4	20.3	56.6	38.1

Total revenue	$219.2	$140.2	$407.4	$254.5

Recurring revenue	$103.0	$66.1	$192.1	$124.2

% of total revenue	47%	47%	47%	49%
Domestic	$175.1	$113.5	$319.1	$206.2
International	44.1	26.7	88.3	48.3

Total revenue	$219.2	$140.2	$407.4	$254.5

% of Domestic Revenue	80%	81%	78%	81%
% of International Revenue	20%	19%	22%	19%
da Vinci Surgical System Unit Sales
da Vinci S HD	70	37	130	58
da Vinci S 4-arm	7	18	17	35
da Vinci S 3-arm	4	—	7	—
standard da Vinci 3 arm	2	—	2	3
standard da Vinci 4 arm	2	1	3	4

	85	56	159	100

Domestic Unit Sales	66	43	120	76
International Unit Sales	19	13	39	24

Product Revenue

Product revenue increased 58% to $189.8 million for the three months ended June 30, 2008 compared with $119.9 million for the three months ended June 30, 2007.

Instruments and accessories revenue increased 61% to $73.6 million for the three months ended June 30, 2008 compared with $45.8 million for the three months ended June 30, 2007. The increase is driven by a similar increase in procedures. Procedure growth occurred in all of our targeted procedures with prostatectomy and hysterectomy being the largest drivers of growth. Utilization per installed system for the three months ended June 30, 2008 also increased as compared with the three months ended June 30, 2007.

Systems revenue increased 57% to $116.2 million during the three months ended June 30, 2008 compared with $74.1 million during the three months ended June 30, 2007. The increase is primarily due to the growth in the number of system unit sales (85 compared with 56), reflecting adoption of robotic surgery; the increase in the average selling price (“ASP”) ($1.35 million compared with $1.30 million) resulting from a higher mix of the higher priced da Vinci S HD Surgical Systems and favorable foreign exchange impact of Euro-denominated sales; and the increase in the number of trade-out transactions (6 compared with 2).

Product revenue increased 62% to $350.8 million for the six months ended June 30, 2008 compared with $216.4 million for the six months ended June 30, 2007.

Instruments and accessories revenue increased 57% to $135.5 million for the six months ended June 30, 2008 compared with $86.1 million for the six months ended June 30, 2007. The increase for the six months ended June 30, 2008 is the result of the same factors as the three months ended June 30, 2008.

Systems revenue increased 65% to $215.3 million during the six months ended June 30, 2008 compared with $130.3 million during the six months ended June 30, 2007. The increase is primarily due to the growth in the number of system unit sales (159 compared with 100), reflecting adoption of robotic surgery; the increase in the ASP ($1.33 million compared with $1.28 million) resulting from a higher mix of the higher priced da Vinci S HD surgical systems and favorable foreign exchange impact of Euro-denominated sales; and the increase in the number of trade-out transactions (8 compared with 2).

Service Revenue

Service revenue, comprised primarily of system service, increased 44% to $29.4 million for the three months ended June 30, 2008 compared with $20.3 million for the three months ended June 30, 2007. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for second quarter of 2008 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue. There were approximately 867 and 602 systems under service contract entering the second quarter of 2008 and 2007, respectively, generating an average of $34,000 per system for each quarter.

Service revenue increased 49% to $56.6 million for the six months ended June 30, 2008 compared with $38.1 million for the six months ended June 30, 2007. Higher first half of 2008 service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit during the three and six month periods ended June 30, 2008 was $139.7 million, or 74% of product revenue, and $255.8 million, or 73% of product revenue, respectively, compared with $84.2 million, or 70% of product revenue, and $151.6 million, or 70% of product revenue, during the three and six months ended June 30, 2007, respectively. The higher product gross profit was driven by higher 2008 product revenue, as described above. The higher 2008 product gross profit percentage was driven by the higher 2008 da Vinci Surgical Systems ASP and instrument and system material cost reductions. Product gross profit for the three and six month periods ended June 30, 2008 and 2007 included stock-based compensation expense of $1.6 million and $2.9 million and $0.9 million and $1.6 million, respectively.

Service gross profit during the three and six month periods ended June 30, 2008 was $16.3 million, or 56% of service revenue, and $30.0 million, or 53% of service revenue, respectively, compared with $9.9 million, or 49% of service revenue, and $19.0 million, or 50% of service revenue, during the three and six month periods ended June 30, 2007, respectively. The higher 2008 service gross profit was driven by a larger installed base. The higher 2008 gross service profit percentage was driven by leveraging service costs across a larger base of installed systems and lower service parts consumption and repair costs per system. Service gross profit for the three and six month periods ended June 30, 2008 and 2007 included stock-based compensation expense of $1.3 million and $2.3 million and $0.6 million and $1.1 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2008 increased 48% to $57.5 million compared with $38.9 million for the three months ended June 30, 2007. Selling, general and administrative expenses for the six months ended June

30, 2008 increased 46% to $106.1 million compared with $72.8 million for the six months ended June 30, 2007. The increases are due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses for the three and six month periods ended June 30, 2008 and 2007 was $12.4 million and $21.4 million, and $5.8 million and $11.0 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended June 30, 2008 increased 100% to $20.3 million compared with $10.2 million for the three months ended June 30, 2007. Research and development expenses for the six months ended June 30, 2008 increased 99% to $36.6 million compared with $18.4 million for the six months ended June 30, 2007. The increases are due to the growth in our research and development organization, costs associated with co-development arrangements with industry partners, higher prototype expenses, the amortization of intellectual property rights and stock-based compensation expense. Stock-based compensation expense charged to research and development expense for the three and six month periods ended June 30, 2008 and 2007 was $4.4 million and $7.7 million, and $2.0 million and $3.7 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including the aforementioned co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, comprised mostly of interest income, for the three and six month periods ended June 30, 2008 and 2007 was $5.7 million and $14.2 million, and $5.2 million and $9.8 million, respectively. The increases resulted from higher interest income earned on higher cash and investment balances and foreign exchange gains, partially offset by lower interest rates earned in 2008.

Income Tax Expense

Income tax expense for the three months ended June 30, 2008 was $32.7 million, or 39.0% of pre-tax income, compared to $19.6 million, or 39.0% of pre-tax income for the three months ended June 30, 2007. Income tax expense for the six months ended June 30, 2008 was $61.3 million, or 39.0% of pre-tax income, compared with $34.7 million, or 38.9% of pre-tax income for the six months ended June 30, 2007. The effective tax rate for the three and six month periods ended June 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by domestic production deductions. The effective tax rate for the three and six month periods ended June 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by research and development credits. We have net operating loss carry forwards and employee stock tax benefits that will be utilized in fiscal 2008. Approximately $70.2 million of employee stock tax benefits have been generated in the six months ended June 30, 2008. As a result, we estimate that our cash outlay for income taxes in fiscal year 2008 will be approximately 20% of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $635.4 million at December 31, 2007 to $739.8 million at June 30, 2008. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in)
Operating activities	$104,185	$73,721
Investing activities	(63,600)	(91,661)
Financing activities	58,898	49,228
Effect of exchange rates on cash and cash equivalents	715	34

Net increase in cash and cash equivalents	$100,198	$31,322

Operating Activities

For the six months ended June 30, 2008, cash flow from operating activities of $104.2 million exceeded our net income of $96.0 million, and for the six months ended June 30, 2007 cash flow from operating activities of $73.7 million exceeded our net income of $54.5 million due to:

1.	Non-cash charges to our net income in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $39.9 million and $22.4 million during the six months ended June 30, 2008 and 2007 respectively.

2.	Partially offset by $31.7 million and $3.2 million of investments in working capital for the six months ended June 30, 2008 and 2007 respectively. Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other current liabilities.

Accounts receivable increased by $31.7 million or 24% during the six months ended June 30, 2008 compared with an increase of $11.0 million or 12% for the six months ended June 30, 2007 reflecting increased revenue and the timing of system sales.

Inventory increased by $10.2 million or 31% during the six months ended June 30, 2008 compared with a decrease of $0.3 million or 1% for the six months ended June 30, 2007. The increase in 2008 reflects inventory necessary to support growth in our business and inventory associated with the start up of our Mexican manufacturing operations.

Deferred revenue, which represents deferred service contract revenue that is being amortized over the service contract period, increased by $11.4 million or 21% for the six months ended June 30, 2008 compared with an increase of $6.0 million or 16% during the six months ended June 30, 2007 which is primarily related to the increase in the number of installed systems for which service contracts exist.

Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $5.6 million or 6% during the six months ended June 30, 2008 compared to an increase of $6.7 million or 16% during the six months ended June 30, 2007 primarily due to the timing of vendor payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2008 and 2007 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $11.6 million and $84.6 million respectively, and capital expenditures and acquisitions of intellectual property of $52.0 million and $7.1 million respectively. Our investments are in U.S. treasuries and government agencies, money market funds, corporate debt, commercial paper, and municipal bonds (which may have an auction reset feature). Capital expenditures of $52.0 million during the six months ended June 30, 2008 included $17.4 million of land and land improvements associated with our plans to construct a 154,000 sq ft manufacturing and engineering facility in Sunnyvale, California, $20 million of acquired intellectual property rights for use in the development of surgical robotic products; and facilities improvements and information technology infrastructure to support capacity expansion in our business.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2008 consisted primarily of proceeds from stock option exercises of $23.3 million and excess tax benefits from stock-based compensation of $35.6 million. Net cash provided by financing activities during the six months ended June 30, 2007 consisted primarily of proceeds from stock option and warrant exercises of $20.3 million and excess tax benefits from stock-based compensation of $29.0 million.

Auction Rate Securities

At June 30, 2008, we recorded all investments at fair value in accordance with SFAS 157. The majority of our investments were classified as either level 1 or level 2; however, we classified $89.1 million of municipal bond investments with an auction reset feature (“auction rate securities” or “ARS”) as Level 3. The underlying assets of these auction rate securities are student loans which are substantially backed by the federal government.

Auction-rate securities are long-term floating rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.

In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All but one of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. Our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. At June 30, 2008, our investment advisors provided a Level 3 valuation for the ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Based on this Level 3 valuation, we recorded an unrealized loss on these investments of $6.1 million at June 30, 2008, which we believe to be temporary. Factors considered in determining whether this loss was temporary included the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If these factors change in the future, we may be required to record this loss as an impairment charge in the income statement. Furthermore, given the volatility of the Level 3 assumptions used in the discounted cash flow analysis, this potential income statement impact may be greater than the $6.1 million we estimated above.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We discuss our newly adopted Fair Value policy below along with an update to our Revenue Recognition Policy.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable and collectibility is reasonably assured. Our revenues are derived from product revenue resulting from system revenue, and instruments and accessories revenue, and service revenue.

Our system revenue contains a software component. We believe that this software element is an incidental part of each system. The software element within our products is not sold or marketed separately to customers, and the software does not operate independently of each system. Furthermore, the software development effort does not require a significant cost to us relative to the overall development cost of the product. As such, the software we provide is incidental to each system as a whole and the software revenue guidance provided in Statement of Position 97-2, “Software Revenue Recognition,” is not applicable to our revenues.

Provided all other criteria for revenue recognition have been met, we generally recognize system revenue for system sales directly to end customers when delivery and acceptance occurs which is deemed to have occurred upon the receipt by the Company of a form executed by the customer acknowledging delivery and acceptance. The Company recognizes revenue for system sales through distributors upon transfer of risk of loss, which is generally at the time of shipment, assuming all other criteria for revenue recognition have been met.

For an arrangement with multiple deliverables, the Company recognizes system revenue in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) with revenues allocated among the different elements. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales and service contracts. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements do not contain a right of return relative to the delivered item. We determine fair value based on the price of the undelivered element when it is sold separately. In accordance with the guidance in EITF No. 00-21, we use the residual method to allocate the arrangement consideration when it does not have fair value of the system sale.

Revenue from sales of instruments and accessories is recognized when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

Service contract revenue is recognized ratably over the term of the service period. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.

Our system contracts do not allow rights of return. The Company’s distributors do not have price protection rights. The Company records an allowance on instruments and accessories sales returns based on historical returns experience.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. treasuries and government agencies, corporate debt , money market funds, commercial paper and municipal bonds (which may have an auction reset feature). The securities, other than money market funds, are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments excluding auction rate securities as of June 30, 2008 was approximately 1 year. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.5 million as of June 30, 2008. We do not utilize derivative financial instruments to manage our interest rate risks.

At June 30, 2008, we held approximately $89.1 million of municipal bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All but one of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

For the three months ended June 30, 2008, sales denominated in foreign currencies were approximately 11% of total revenue. For the three months ended June 30, 2008, our revenue would have decreased by approximately $2.5 million if the US dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the US dollar exchange rate at June 30, 2008 would have resulted in a $2.9 million decrease in the carrying amounts of those net assets.

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

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have updated our risk factor below concerning our investment portfolio in light of current market conditions.

THE INVESTMENT OF OUR SUBSTANTIAL CASH BALANCE AND OUR INVESTMENTS IN MARKETABLE DEBT SECURITIES ARE SUBJECT TO RISKS WHICH MAY CAUSE LOSSES AND AFFECT THE LIQUIDITY OF THESE INVESTMENTS.

At June 30, 2008, we had $223.0 million in cash and cash equivalents and $516.8 million in investments in marketable debt securities. We have historically invested these amounts in U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and municipal bonds (which may have an auction reset feature) meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. While we do not hold any investments whose value is directly correlated to sub-prime debt, these risks have been and may further be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues. During the quarter ended June 30, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At June 30, 2008, we held approximately $89.1 million of municipal notes investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist. An auction failure means that the parties wishing to sell securities could not. All but one of our auction rate securities, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying bonds (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	At the Annual Meeting of Stockholders held on April 28, 2008, the stockholders of the Company elected Robert W. Duggan , Floyd D. Loop and George Stalk Jr. to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2011. The following table sets forth the votes for each director:

	Votes For	Withheld
Robert W. Duggan	33,307,823	603,999
Floyd D. Loop	33,097,269	814,553
George Stalk Jr.	33,120,678	791,144

After the meeting, our Board of Directors consisted of Alan J. Levy, Eric H. Halvorson, D. Keith Grossman, Lonnie M. Smith, Richard J. Kramer, Mark J. Rubash, Robert W. Duggan, Floyd D. Loop, and George Stalk Jr.

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

Date: July 25, 2008

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