Form 10-Q
period 2008-09-30
INTUITIVE SURGICAL INC
filed 2008-10-17
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The Registrant had 39,113, 800 shares of Common Stock, $0.001 par value per share, outstanding as of October 10, 2008.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2008	December 31, 2007
		(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$227,614	$122,825
Short-term investments	180,608	304,642
Accounts receivable, net	173,708	130,370
Inventory	52,498	32,416
Prepaids and other assets	11,285	13,486
Deferred tax assets	5,851	5,852

Total current assets	651,564	609,591
Property, plant and equipment, net	98,081	68,093
Long-term investments	413,209	207,914
Long-term deferred tax assets	33,122	18,725
Intangible assets, net	57,582	23,474
Goodwill	110,740	110,740
Other assets	373	1,461

Total assets	$1,364,671	$1,039,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,159	$29,791
Accrued compensation and employee benefits	29,720	30,077
Deferred revenue	71,465	53,817
Other accrued liabilities	19,498	18,085

Total current liabilities	146,842	131,770
Deferred revenue	1,336	875
Other accrued liabilities	33,065	18,679

Total liabilities	181,243	151,324

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 39,114 and 38,470 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	39	38
Additional paid-in capital	847,215	694,597
Retained earnings	347,066	193,509
Accumulated other comprehensive income (loss)	(10,892)	530

Total stockholders’ equity	1,183,428	888,674

Total liabilities and stockholders’ equity	$1,364,671	$1,039,998

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Products	$202,267	$135,053	$552,998	$351,387
Services	33,725	21,851	90,376	59,995

Total revenue	235,992	156,904	643,374	411,382
Cost of revenue:
Products	53,517	38,305	148,405	103,067
Services	12,900	10,129	39,532	29,229

Total cost of revenue	66,417	48,434	187,937	132,296

Gross profit	169,575	108,470	455,437	279,086

Operating expenses:
Selling, general, and administrative	62,692	40,163	168,830	112,989
Research and development	21,851	14,319	58,509	32,736

Total operating expenses	84,543	54,482	227,339	145,725

Income from operations	85,032	53,988	228,098	133,361
Interest and other income, net	4,594	12,220	18,843	22,060

Income before taxes	89,626	66,208	246,941	155,421
Income tax expense	32,032	25,289	93,384	60,037

Net income	$57,594	$40,919	$153,557	$95,384

Earnings per share:
Basic	$1.48	$1.08	$3.96	$2.53

Diluted	$1.44	$1.04	$3.84	$2.46

Shares used in computing earnings per share:
Basic	39,015	38,033	38,790	37,653

Diluted	40,108	39,271	39,978	38,776

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income	$153,557	$95,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,687	8,016
Amortization of intangible assets	6,892	1,290
Gain on sale of investments	—	(4,075)
Deferred income taxes	(14,115)	(5,344)
Income tax benefits from employee stock option plans and acquisition	55,378	56,770
Excess tax benefit from stock-based compensation	(52,791)	(47,145)
Share-based compensation expense	55,247	26,182
Changes in operating assets and liabilities:
Accounts receivable	(43,340)	(25,584)
Inventory	(20,102)	(2,444)
Prepaids and other assets	2,180	(7,655)
Accounts payable	(3,605)	11,128
Deferred revenue	18,109	11,184
Accrued liabilities	7,898	4,968

Net cash provided by operating activities	175,995	122,675

Investing Activities:
Purchase of investments	(586,436)	(450,224)
Proceeds from sales and maturities of investments	493,246	302,787
Capital expenditures and acquisitions of intellectual property	(73,031)	(12,172)

Net cash used in investing activities	(166,221)	(159,609)

Financing Activities:
Proceeds from issuance of common stock, net	41,993	41,611
Excess tax benefit from stock-based compensation	52,791	47,145

Net cash provided by financing activities	94,784	88,756

Effect of exchange rate changes on cash and cash equivalents	231	181

Net increase in cash and cash equivalents	104,789	52,003
Cash and cash equivalents, beginning of period	122,825	34,390

Cash and cash equivalents, end of period	$227,614	$86,393

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed on February 14, 2008. The results of operations for the first nine months of fiscal 2008 are not indicative of the results to be expected for the entire fiscal year or any future periods.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 to have a material impact on its consolidated results of operations or financial condition.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. The FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of September 30, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ending September 30, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

INVESTMENTS

The following table summarizes the Company’s investments, which are all classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008
Short-term investments:
Commercial paper	$16,867	$—	$(60)	$16,807
Corporate debt	93,359	289	(1,106)	92,542
U.S. Treasuries	4,781	9	—	4,790
U.S government agencies	66,542	18	(91)	66,469

Total short-term investments	$181,549	$316	$(1,257)	$180,608

Long-term investments:
Municipal bonds	$99,859	$—	$(8,304)	$91,555
Corporate debt	142,203	269	(2,152)	140,320
U.S. Treasuries	29,778	234	—	30,012
U.S government agencies	151,619	174	(471)	151,322

Total long-term investments	$423,459	$677	$(10,927)	$413,209

Total short and long-term investments	$605,008	$993	$(12,184)	$593,817

December 31, 2007
Short-term investments:
Commercial paper	$43,953	$35	$(1)	$43,987
Municipal bonds	156,250	—	—	156,250
Corporate debt	88,499	15	(106)	88,408
U.S. government agencies	15,997	3	(3)	15,997

Total short-term investments	$304,699	$53	$(110)	$304,642

Long-term investments:
Municipal bonds	$2,000	$12	$—	$2,012
Corporate debt	154,573	914	(319)	155,168
U.S. government agencies	50,593	141	—	50,734

Total long-term investments	$207,166	$1,067	$(319)	$207,914

Total short and long-term investments	$511,865	$1,120	$(429)	$512,556

The following is a summary of the amortized cost and estimated fair value of investments at September 30, 2008 by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$181,549	$180,608
Mature in one to five years	328,609	326,610
Mature in more than five years	94,850	86,599

Total	$605,008	$593,817

For the three and nine months ended September 30, 2008, realized gains or losses recognized on the sale of investments were not material. During the three and nine months ended September 30, 2007, the Company realized gains of approximately $4.1 million on the sale of publicly-traded equity securities. As of September 30, 2008 and December 31, 2007, unrealized gain (loss) on available-for-sale securities, net of tax, of ($11.2) million and $0.4 million, respectively, were included in accumulated other comprehensive income (loss) in the accompanying unaudited Condensed Consolidated Balance Sheets. At September 30, 2008, the Company evaluated its net unrealized losses, the majority of which are from auction-rate securities, and determined them to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$89,138	$—	$—	$89,138
Commercial paper	—	64,328	—	64,328
Municipal bonds	—	4,957	86,599	91,556
Corporate debt	—	232,861	—	232,861
U.S. Treasuries	—	34,800	—	34,800
U.S. government agencies	—	217,793	—	217,793

Total	$89,138	$554,739	$86,599	$730,476

Amounts included in:
Cash and cash equivalents	$89,138	$47,521	$—	$136,659
Short-term investments		180,608		180,608
Long-term investments		326,610	86,599	413,209

Total	$89,138	$554,739	$86,599	$730,476

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

In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid. All but one of our ARS are currently rated AAA, the highest rating, by a rating agency. The Company does not expect to need to access these funds in the short-term; however, in the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”), one of its investment providers, to sell at par value auction-rate securities originally purchased from UBS (approximately $71 million) at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized loss on the auction rate securities held ($6.0 million at September 30, 2008 related to the auction-rate securities held by UBS). The Company is in the process of evaluating the Offer and its potential financial statements impact. Based on this, along with the underlying maturities of the securities, a portion of which is greater than 30 years, we have classified auction rate securities as long-term assets on our condensed consolidated balance sheet.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At September 30, 2008, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, the Company valued the ARS investments at $86.6 million, which represents a decline in value of $8.3 million from par.

Although there is uncertainty with regard to the short-term liquidity of these securities, the Company continues to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, the Company has the intent and ability to hold these securities until the earlier of: the market for auction rate securities stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or the Company accepts the investment manager’s offer to redeem the securities.

Based on the cash and short-term marketable securities balance of $408.2 million and expected positive operating cash flows, the Company does not anticipate that the lack of liquidity associated with the auction rate securities will adversely affect the Company’s ability to conduct its business, and the Company has the ability to hold the securities throughout the currently estimated recovery period. The Company will continue to evaluate any changes in the market value of the failed auction rate securities that have not been liquidated subsequent to quarter-end. Depending upon future market conditions, the Company may be required to record an other-than-temporary decline in market value at that time.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3) Level 3 Financial Assets
Balance at January 1, 2008	$158,262
Unrealized loss included in other comprehensive income	(4,427)
Purchases	20,150
Sales/Maturities	(83,262)

Balance at March 31, 2008	90,723
Unrealized loss included in other comprehensive income	(1,634)

Balance at June 30, 2008	89,089
Unrealized loss included in other comprehensive income	(2,190)
Sales/Maturities	(300)

Balance at September 30, 2008	$86,599

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	September 30, 2008	December 31, 2007
Inventory
Raw materials	$18,743	$12,809
Work-in-process	5,209	3,257
Finished goods	28,546	16,350

Total	$52,498	$32,416

NOTE 5. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income, as reported	$57,594	$40,919	$153,557	$95,384
Other comprehensive income:
Foreign currency translation adjustments	(282)	(21)	229	(18)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(4,871)	(1,001)	(11,651)	(487)

Comprehensive income	$52,441	$39,897	$142,135	$94,879

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2008	December 31, 2007
Accumulated net unrealized gain (loss) on available-for-sale securities, net of tax	$(11,239)	$412
Foreign currency translation adjustments	347	118

Total accumulated other comprehensive income (loss)	$(10,892)	$530

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

A summary of stock option activity under the Plans for the nine months ended September 30, 2008 is presented as follows:

	Shares Available for Grant	Stock Options Outstanding
		Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2007 (with 1,446,466 options exerciseable at a weighted-average exercise price of $50.29 per share)	7,595,732	3,136,231	$88.20
Options authorized	2,094,843
Options granted	(1,303,590)	1,303,590	298.88
Options exercised	—	(555,665)	59.60
Options forfeited/expired	114,658	(115,428)	219.02

Balance at September 30, 2008 (with 1,617,311 options exerciseable at a weighted-average exercise price of $87.00 per share)	8,501,643	3,768,728	$161.30

Employee Stock Purchase Plan (ESPP)

Under the Employee Stock Purchase Plan, employees purchased approximately 39,100 shares for $4.3 million and 85,850 shares for $8.9 million during the three and nine months ended September 30, 2008, respectively and 36,000 shares for $2.8 million and 104,000 shares for $6.1 million during the three and nine months ended September 30, 2007, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales - products	$1,722	$859	$4,627	$2,466
Cost of sales - services	1,378	550	3,648	1,649

Total cost of sales	3,100	1,409	8,275	4,115
Selling, general and administrative	13,197	5,210	34,567	16,244
Research and development	4,668	2,107	12,405	5,823

Stock-based compensation expense before income tax benefit	20,965	8,726	55,247	26,182
Income tax benefit	7,491	3,070	19,838	9,196

Stock-based compensation expense after income taxes	$13,474	$5,656	$35,409	$16,986

The fair value of each option grant and the fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options
Average risk free interest rate	3.20%	4.68%	2.82%	4.68%
Average expected term (years)	5.4	5.0	5.0	5.2
Average expected volatility	49%	37%	51%	36%
Weighted average fair value at grant date	$131.45	$74.68	$142.01	$49.82
ESPP
Average risk free interest rate	2.24%	4.76%	2.18%	4.96%
Average expected term (years)	1.3	1.3	1.3	1.3
Average expected volatility	50%	37%	54%	39%
Weighted average fair value at grant date	$115.13	$69.46	$108.08	$51.40

NOTE 6. INCOME TAXES

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

Income tax expense for the three months ended September 30, 2008 was $32.0 million, or 35.7% of pre-tax income, compared with $25.3 million, or 38.2% of pre-tax income for the three months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was $93.4 million, or 37.8% of pre-tax income, compared with $60.0 million, or 38.6% of pre-tax income for the nine months ended September 30, 2007. The effective tax rate for the three and nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by 2008 California research and development (R&D) credits, domestic production deductions and a $3.1 million increase in 2007 R&D credits recorded after the Company’s 2007 tax returns were filed in September 2008. The effective tax rate for the three and nine months ended September 30, 2007 differs from the federal statutory rate primarily due to state income taxes, partially offset by R&D credits.

As of September 30, 2008, the Company has total gross unrecognized tax benefits of approximately $34.3 million compared with approximately $22.0 million as of December 31, 2007, representing an increase of approximately $12.3 million for the first nine months of fiscal 2008. Of the total gross unrecognized tax benefits, $29.0 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties are insignificant and are included in tax expense.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the research tax credit to January 1, 2008, for two years. The Company has not yet completed its analysis of the 2008 benefit which will be recognized in the fourth quarter of fiscal 2008.

On September 23, 2008, a 2008-2009 budget legislation that contains significant California State tax law changes was signed into law. Under the new law, for tax years 2008 and 2009, taxpayers may not use certain business tax credits to reduce their tax liability below 50% of their net tax amount, before application of any credits. The carryover period of any credit not allowed as a result of this limitation is increased by the number of taxable years the credit (or any portion thereof) is not allowed. The immediate impact in the current tax year for the Company is a limitation on the R&D tax credit that the Company will be able to utilize. The Company does not expect this change to impact its income tax expense.

NOTE 7. NET INCOME PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$57,594	$40,919	$153,557	$95,384
Basic:
Weighted-average shares outstanding	39,015	38,033	38,790	37,653

Basic net income per share	$1.48	$1.08	$3.96	$2.53

Diluted:
Weighted-average shares outstanding used in basic calculation	39,015	38,033	38,790	37,653
Add common stock equivalents	1,093	1,238	1,188	1,123

Weighted-average shares used in computing diluted net income per shares	40,108	39,271	39,978	38,776

Diluted earnings per share	$1.44	$1.04	$3.84	$2.46

Employee stock options to purchase approximately 1,340,400 and 64,000 weighted shares for the three months ended September 30, 2008 and 2007, respectively, and 1,089,100 and 844,000 weighted shares for the nine months ended September 30, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

NOTE 8. SUBSEQUENT EVENTS

In October 2008, the Company received an Offer from UBS, one of its investment providers, to sell at par value auction-rate securities originally purchased from UBS (approximately $71 million) at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized loss on the auction rate securities held ($6.0 million at September 30, 2008 related to the auction-rate securities held by UBS). The Company is in the process of evaluating the Offer and its potential financial statements impact.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Over the past five years, revenue generated from the sale of instruments and accessories, service and training increased from 33% of revenue in 2003 to 46% of revenue in 2007. Recurring revenue for the three months ended September 30, 2008 was $109.7 million or 46% of total revenue and for the nine months ended September 30, 2008 was $301.8 million, or 47% of total revenue. We expect recurring revenue to become a larger percentage of total revenue in the future.

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

In March 2008 we received clearance to market our system-held cardiac stabilizer and permission to remove the warning in our labeling regarding system use in non-arrested heart procedures.

2008 Business Events and Trends

Introduction. We experienced rapid growth during 2007 and through the third quarter of 2008, which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

Third Quarter 2008 Financial Highlights

•	Total revenue grew 50% to $236.0 million from $156.9 million during the third quarter of 2007.

•	Recurring revenue grew 54% to $109.7 million from $71.4 million during the third quarter of 2007.

•	Instruments and accessories revenue grew 53% to $75.9 million from $49.5 million during the third quarter of 2007.

•	We sold 91 da Vinci Surgical Systems during the third quarter of 2008, an increase of 44% compared with 63 in the third quarter of 2007.

•	As of September 30, 2008, we had a da Vinci Surgical System installed base of 1,032 systems, 776 in North America, 171 in Europe, and 85 in the rest of the world.

•

Operating income increased by 58% to $85.0 million, or 36% of revenue, during the third quarter of 2008 from $54.0 million, or 34% of revenue, during the third quarter of 2007. Operating income included $21.0 million and $8.7 million during the third quarter of 2008 and 2007, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•

Our business continues to demonstrate the ability to generate significant positive cash flow while supporting our rapid business growth. Cash, cash equivalents, and investments increased by $81.6 million, net of $21.0 million of capital expenditure for land, buildings, intellectual property rights and other items, from the second quarter of 2008, as we ended the third quarter of 2008 with $821.4 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). dVP procedures are expected to grow at least 30% from 2007 to 2008 and dVH procedures are expected to grow at least 150% from 2007 to 2008. Other urologic procedures such as nephrectomies, cystectomies and pyeloplasties, other gynecologic procedures such as myomectomies and sacral colpopexies, cardiothoracic procedures such as mitral valve repair and cardiac revascularization have also contributed to our growth. dVP and dVH represented approximately 79% of the procedures performed during the nine months ended September 30, 2008 and no other procedure represents a significant part of our business at this time.

New Products

During the third quarter of 2008, we launched the EndoWrist Grasping Retractor. The EndoWrist Grasping Retractor is a multi-functional 8mm instrument to facilitate soft tissue management. The EndoWrist Grasping Retractor is designed with the primary intent of providing an atraumatic, large profile, multi-functional instrument for grasping and retracting abdominal viscera and peritoneal tissue in a totally endoscopic environment, in order to obtain the necessary exposure during pelvic and abdominal procedures. The EndoWrist Grasping Retractor is used in procedures such as hysterectomy for cancer with lymphadenectomy, sacrocolpopexy, and low anterior resection.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in thousands):

	Three months Ended September 30,				Nine months Ended September 30,
	2008	% of total revenue	2007	% of total revenue	2008	% of total revenue	2007	% of total revenue
Revenue:
Products	$202,267	86%	$135,053	86%	$552,998	86%	$351,387	85%
Services	33,725	14%	21,851	14%	90,376	14%	59,995	15%

Total revenue	235,992	100%	156,904	100%	643,374	100%	411,382	100%

Cost of revenue:
Products	53,517	23%	38,305	24%	148,405	23%	103,067	25%
Services	12,900	5%	10,129	6%	39,532	6%	29,229	7%

Total cost of revenue	66,417	28%	48,434	31%	187,937	29%	132,296	32%

Products gross profit	148,750	63%	96,748	62%	404,593	63%	248,320	60%
Services gross profit	20,825	9%	11,722	7%	50,844	8%	30,766	7%

Gross profit	169,575	72%	108,470	69%	455,437	71%	279,086	68%

Operating expenses:
Selling, general, and administrative	62,692	27%	40,163	26%	168,830	26%	112,989	27%
Research and development	21,851	9%	14,319	9%	58,509	10%	32,736	8%

Total operating expenses	84,543	36%	54,482	35%	227,339	36%	145,725	35%

Income from operations	85,032	36%	53,988	34%	228,098	35%	133,361	32%
Interest and other income, net	4,594	2%	12,220	8%	18,843	3%	22,060	5%

Income before taxes	89,626	38%	66,208	42%	246,941	38%	155,421	38%
Income tax expense	32,032	14%	25,289	16%	93,384	14%	60,037	15%

Net income	$57,594	24%	$40,919	26%	$153,557	24%	$95,384	23%

Total Revenue

Total revenue increased to $236.0 million for the three months ended September 30, 2008 from $156.9 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, revenue increased to $643.4 million from $411.4 million for the nine months ended September 30, 2007. First nine months of 2008 revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in all of our target procedures. dVP has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. In 2006 and through the first nine months of 2008, dVH has been one of our fastest growing procedures. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operation complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 81% and 79% of total revenue for the three and nine month periods ended September 30, 2008, respectively, and 78% and 80% of total revenue for the three and nine month periods ended September 30, 2007, respectively. We believe domestic revenue accounts for the large majority of total revenue primarily due to the competitive nature of the domestic healthcare market and pronounced seasonal slowdown overseas.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and nine month periods ended September 30, 2008 and 2007 (in thousands, except percentages and unit sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Instruments and accessories	$75,941	$49,491	$211,414	$135,556
Systems	126,326	85,562	341,584	215,831

Total product revenue	202,267	135,053	552,998	351,387
Services and training	33,725	21,851	90,376	59,995

Total revenue	$235,992	$156,904	$643,374	$411,382

Recurring revenue	$109,666	$71,342	$301,790	$195,551

% of total revenue	46%	45%	47%	48%
Domestic	$191,071	$123,111	$510,145	$329,730
International	44,921	33,793	133,229	81,652

Total revenue	$235,992	$156,904	$643,374	$411,382

% of Domestic Revenue	81%	78%	79%	80%
% of International Revenue	19%	22%	21%	20%
da Vinci Surgical System Unit Sales
da Vinci S HD	76	43	206	102
da Vinci S 4-arm	11	13	28	47
da Vinci S 3-arm	2	4	9	4
standard da Vinci 3 arm	0	1	2	4
standard da Vinci 4 arm	2	2	5	6

	91	63	250	163

Domestic Unit Sales	71	46	191	122
International Unit Sales	20	17	59	41

Product Revenue

Product revenue increased 50% to $202.3 million for the three months ended September 30, 2008 compared with $135.1 million for the three months ended September 30, 2007.

Instruments and accessories revenue increased 53% to $75.9 million for the three months ended September 30, 2008 compared with $49.5 million for the three months ended September 30, 2007. The increase in revenue is driven by an increase in procedures performed. Procedure growth occurred in all of our targeted procedures with prostatectomy and hysterectomy being the largest drivers of growth. Utilization per installed system for the three months ended September 30, 2008 also increased as compared with the three months ended September 30, 2007.

Systems revenue increased 48% to $126.3 million during the three months ended September 30, 2008 compared with $85.6 million during the three months ended September 30, 2007. The increase is primarily due to the growth in the number of system unit sales (91 compared with 63), reflecting adoption of robotic surgery; the increase in the average selling price (“ASP”) ($1.37 million compared with $1.33 million) resulting from a higher mix of the higher priced da Vinci S HD Surgical Systems and favorable foreign exchange impact of Euro-denominated sales.

Product revenue increased 57% to $553.0 million for the nine months ended September 30, 2008 compared with $351.4 million for the nine months ended September 30, 2007.

Instruments and accessories revenue increased 56% to $211.4 million for the nine months ended September 30, 2008 compared with $135.6 million for the nine months ended September 30, 2007. The increase for the nine months ended September 30, 2008 is the result of the same factors as the three months ended September 30, 2008.

Systems revenue increased 58% to $341.6 million during the nine months ended September 30, 2008 compared with $215.8 million during the nine months ended September 30, 2007. The increase is primarily due to the growth in the number of system unit sales (250 compared with 163), reflecting adoption of robotic surgery; the increase in the ASP ($1.35 million compared with $1.3 million) resulting from a higher mix of the higher priced da Vinci S HD surgical systems and favorable foreign exchange impact of Euro-denominated sales.

Service Revenue

Service revenue, comprised primarily of system service, increased 54% to $33.7 million for the three months ended September 30, 2008 compared with $21.9 million for the three months ended September 30, 2007. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for third quarter of 2008 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue for service provided outside of contracts. There were approximately 946 and 656 systems installed, entering the third quarter of 2008 and 2007, respectively, generating an average of $36,000 and $33,000 per system for each quarter, respectively.

Service revenue increased 51% to $90.4 million for the nine months ended September 30, 2008 compared with $60.0 million for the nine months ended September 30, 2007. Higher first nine months of 2008 service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit during the three and nine month periods ended September 30, 2008 was $148.8 million, or 74% of product revenue, and $404.6 million, or 73% of product revenue, respectively, compared with $96.7 million, or 72% of product revenue, and $248.3 million, or 71% of product revenue, during the three and nine months ended September 30, 2007, respectively. The higher product gross profit was driven by higher 2008 product revenue, as described above. The higher 2008 product gross profit percentage was driven by the higher 2008 da Vinci Surgical Systems ASP and instrument and system material cost reductions.

Service gross profit during the three and nine month periods ended September 30, 2008 was $20.8 million, or 62% of service revenue, and $50.8 million, or 56% of service revenue, respectively, compared with $11.7 million, or 54% of service revenue, and $30.8 million, or 51% of service revenue, during the three and nine month periods ended September 30, 2007, respectively. The higher 2008 service gross profit was driven by a larger installed base. The higher 2008 gross service profit percentage was driven by leveraging service costs across a larger base of installed systems and lower service parts consumption and repair costs per system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2008 increased 56% to $62.7 million compared with $40.2 million for the three months ended September 30, 2007. Selling, general and administrative expenses for the nine months ended September 30, 2008 increased 49% to $168.8 million compared with $113.0 million for the nine months ended September 30, 2007. The increases are due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense increased by approximately $8.0 million and $18.3 million during the three and nine months ended September 30, 2008, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended September 30, 2008 increased 53% to $21.9 million compared with $14.3 million for the three months ended September 30, 2007. Research and development expenses for the nine months ended September 30, 2008 increased 79% to $58.5 million compared with $32.7 million for the nine months ended September 30, 2007. The increases are due to the growth in our research and development organization, costs associated with co-development arrangements with industry partners, higher prototype expenses, the amortization of intellectual property rights and stock-based compensation expense. Stock-based compensation expense increased by approximately $2.6 million and $6.6 million during the three and nine months ended September 30, 2008, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including the aforementioned co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net for the three months ended September 30, 2008 was $4.6 million compared with $12.2 million for the three months ended September 30, 2007. The decline of $7.6 million during the three months ended September 30, 2008 was due to foreign exchange loss of $1.5 million during the three months ended September 30, 2008, compared with a foreign exchange gain of $1.8 million and a non-recurring gain on sale of equity securities of $4.1 million recorded during the three months ended September 30, 2007. In addition, we earned lower interest income on our cash and investment balances. Our foreign exchange loss during the three months ended September 30, 2008 was primarily due to the impact of the strengthening US dollar on Euro-based cash and accounts receivable balances, compared to gains resulting from a weakening US dollar in the prior year.

Interest and other income, net for the nine months ended September 30, 2008 was $18.8 million , which was $3.2 million less than $22.0 million recorded for the nine months ended September 30, 2007. The decline was primarily due to the non-recurring gain from sales of equity securities of $4.1 million recorded during the nine months ended September 30, 2007. In addition, we recorded a foreign exchange loss of $0.4 million during the nine months ended September 30, 2008 compared with a foreign exchange gain of $2.2 million during the nine months ended September 30, 2007. We also had higher interest earned of $3.1 million during the nine months ended September 30, 2008 compared with the same period in 2007.

In October 2008, we received an offer (the “Offer”) from UBS AG (“UBS”), one of our investment providers, to sell at par value auction-rate securities originally purchased from UBS (approximately $71 million) at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized loss on the auction rate securities held ($6.0 million at September 30, 2008 related to the auction-rate securities held by UBS). We are in the process of evaluating the Offer and its potential financial statements impact.

Income Tax Expense

Income tax expense for the three months ended September 30, 2008 was $32.0 million, or 35.7% of pre-tax income, compared with $25.3 million, or 38.2% of pre-tax income for the three months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was $93.4 million, or 37.8% of pre-tax income, compared with $60.0 million, or 38.6% of pre-tax income for the nine months ended September 30, 2007. The effective tax rate for the three and nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by 2008 California research and development (R&D) credits, domestic production deductions and a $3.1 million increase in 2007 R&D credits recorded after our 2007 tax returns were filed in September 2008. The effective tax rate for the three and nine months ended September 30, 2007 differs from the federal statutory rate primarily due to state income taxes, partially offset by research and development credits. We have net operating loss carry forwards and employee stock tax benefits that will be utilized in fiscal 2008. Approximately $120.0 million of employee stock option tax deductions have been generated in the nine months ended September 30, 2008. As a result, we estimate that our cash outlay for income taxes in fiscal year 2008 will be approximately 20% of pre-tax income.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the research tax credit to January 1, 2008, for two years. We have not yet completed our analysis of the 2008 benefit which will be recognized in the fourth quarter of fiscal 2008.

On September 23, 2008, 2008-2009 budget legislation that contains significant California State tax law changes was signed. Under the new law, for tax years 2008 and 2009, taxpayers may not use certain business tax credits to reduce their tax liability below 50% of their net tax amount, before application of any credits. The carryover period of any credit not allowed as a result of this limitation is increased by the number of taxable years the credit (or any portion thereof) is not allowed. The immediate impact in the current tax year for us is a limitation on the R&D tax credit that we will be able to utilize. We do not expect this change to impact our income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $635.4 million at December 31, 2007 to $821.4 million at September 30, 2008. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in)
Operating activities	$175,995	$122,675
Investing activities	(166,221)	(159,609)
Financing activities	94,784	88,756
Effect of exchange rates on cash and cash equivalents	231	181

Net increase in cash and cash equivalents	$104,789	$52,003

Operating Activities

For the nine months ended September 30, 2008, cash flow from operating activities of $176.0 million exceeded our net income of $153.6 million. For the nine months ended September 30, 2007 cash flow from operating activities of $122.7 million exceeded our net income of $95.4 million due to:

1.	Non-cash charges to our net income in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $61.3 million and $35.7 million during the nine months ended September 30, 2008 and 2007 respectively.

2.	Partially offset by $38.9 million and $8.4 million of increases in working capital for the nine months ended September 30, 2008 and 2007 respectively. Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other current liabilities.

Accounts receivable increased by $43.3 million or 33% during the nine months ended September 30, 2008 compared with an increase of $25.6 million or 27% for the nine months ended September 30, 2007 reflecting increased revenue and the timing of system sales.

Inventory increased by $20.1 million or 62% during the nine months ended September 30, 2008 compared with an increase of $2.5 million or 10% for the nine months ended September 30, 2007. The increase in 2008 reflects inventory necessary to support growth in our business.

Deferred revenue, which represents deferred service contract revenue that is being amortized over the service contract period, increased by $18.1 million or 33% for the nine months ended September 30, 2008 compared with an increase of $11.2 million or 30% during the nine months ended September 30, 2007 which is primarily related to the increase in the number of installed systems for which service contracts exist.

Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $4.3 million or 4% during the nine months ended September 30, 2008 compared to an increase of $16.1 million or 36% during the nine months ended September 30, 2007 primarily due to the timing of vendor payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2008 and 2007 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $93.2 million and $147.4 million respectively, and, capital expenditures and acquisitions of intellectual property of $73.0 million and $12.2 million respectively. Our investments are in U.S. treasuries and government agencies, money market funds, corporate debt, commercial paper, and municipal bonds (which may have an auction reset feature). Capital expenditure of $73.0 million during the nine months ended September 30, 2008 included $20.0 million of land and land improvements associated with our plans to construct a 154,000 sq ft manufacturing and engineering facility in Sunnyvale, California, $33.5 million of acquired intellectual property rights for use in the development of surgical robotic products, which intellectual property rights are being amortized over their expected useful dates of 5 years; and facilities improvements and information technology infrastructure to support capacity expansion in our business. In October 2008, we purchased an approximately 75,000 sq. ft building near our Corporate Headquarters in Sunnyvale, California for $13.5 million, intended to be used for shipping and logistics.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2008 consisted primarily of proceeds from stock option exercises and employee stock purchases of $42.0 million and excess tax benefits from stock-based compensation of $52.8 million. Net cash provided by financing activities during the nine months ended September 30, 2007 consisted primarily of proceeds from stock option and warrant exercises of $41.6 million and excess tax benefits from stock-based compensation of $47.1 million.

Auction Rate Securities

At September 30, 2008, we recorded all investments at fair value in accordance with SFAS 157. As defined by SFAS 157, we classified the majority of our investments were classified as either Level 1 or Level 2; however, we classified $86.6 million of municipal bond investments with an auction reset feature (“auction rate securities” or “ARS”) as Level 3. The underlying assets of these auction rate securities are student loans which are substantially backed by the federal government.

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

In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. All but one of our ARS are currently rated AAA, the highest rating, by a rating agency. We do not expect to need to access these funds in the short-term; however, in the event we are needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. In October 2008, we received an Offer from UBS, of our investment advisors, to sell at par value auction-rate securities originally purchased from UBS (approximately $71 million) at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized loss in the auction rate securities held ($6.0 million at September 30, 2008 related to the auction-rate securities held by UBS). We are in the process of evaluating the Offer and its potential financial statements impact.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. At September 30, 2008, our investment advisors provided a Level 3 valuation for the ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Based on this Level 3 valuation, we recorded an unrealized loss on these investments of $8.3 million at September 30, 2008, which we believe to be temporary. Although there is uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the carrying value represents the fair value of these marketable securities because of the overall quality of the underlying investments and the anticipated future market for such investments. In addition, we have the intent and ability to hold these securities until the earlier of: the market for auction rate securities stabilizes, the issuer refinances the underlying security, a buyer is found outside of the auction process at acceptable terms, the underlying securities have matured or we accept the investment manager’s offer to redeem the securities.

Based on the cash, cash equivalents and short-term investments balance of $408.2 million and expected positive operating cash flows we do not anticipate that the lack of liquidity associated with the auction rate securities will adversely affect our ability to conduct our business, and our ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of the failed auction rate securities that have not been liquidated subsequent to quarter-end. Depending upon future market conditions, we may be required to record an other-than-temporary decline in market value at that time. Furthermore, given the volatility of the Level 3 assumptions used in the discounted cash flow analysis, this potential income statement impact may be greater than the $8.3 million we estimated above.

Liquidity

At September 30, 2008 we had cash, cash equivalents and investments of $821.4 million. A portion of these are held as cash in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts.

The remainder of our cash equivalents and investments are invested in interest bearing funds managed by third party financial institutions. These funds invest in U.S. treasuries and government agencies, money market funds, corporate debt, commercial paper, and municipal bonds (which may have an auction reset feature). Except with respect to the auction rate securities (as further described under “Auction Rate Securities” above), to date we have experienced no material loss or lack of access to our cash and investments; however, we can provide no assurances that access to our cash and investments will not be impacted by adverse conditions in the financial markets.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We discuss our newly adopted Fair Value policy below.

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

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and municipal bonds (which may have an auction reset feature). The securities, other than money market funds, are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments excluding auction rate securities as of September 30, 2008 was approximately one year. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.5 million as of September 30, 2008. We do not utilize derivative financial instruments to manage our interest rate risks.

At September 30, 2008, we held approximately $86.6 million of municipal bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All but one of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. In October 2008, we received an Offer from UBS, one of our investment advisors, to sell at par value auction-rate securities originally purchased from UBS (approximately $71 million) at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized loss in the auction rate securities held ($6.0 million at September 30, 2008 related to the auction-rate securities held by UBS). We are in the process of evaluating the Offer and its potential financial statements impact. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

For the three months ended September 30, 2008, sales denominated in foreign currencies were approximately 8% of total revenue. For the three months ended September 30, 2008, our revenue would have decreased by approximately $1.9 million if the US dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the US dollar exchange rate against all currencies with which we have exposure at September 30, 2008 would have resulted in a $0.6 million decrease in the carrying amounts of those net assets.

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

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have updated our risk factors as stated below to address the effect of the current credit crisis on our business and to address the concerns on our investment portfolio in light of current market conditions.

CURRENT CREDIT AND FINANCIAL MARKET CONDITIONS COULD DELAY, OR PREVENT OUR CUSTOMERS FROM OBTAINING FINANCING TO PURCHASE THE DA VINCI SURGICAL SYSTEM, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of the da Vinci Surgical System. Delays of this nature would adversely affect our product sales and revenues, and therefore harm our business and results of operations.

THE INVESTMENT OF OUR SUBSTANTIAL CASH BALANCE AND OUR INVESTMENTS IN MARKETABLE DEBT SECURITIES ARE SUBJECT TO RISKS WHICH MAY CAUSE LOSSES AND AFFECT THE LIQUIDITY OF THESE INVESTMENTS.

At September 30, 2008, we had $227.6 million in cash and cash equivalents and $593.8 million in investments in marketable debt securities. We have historically invested these amounts in U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and municipal bonds (which may have an auction reset feature) meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. While we do not hold any investments whose value is directly correlated to sub-prime debt, these risks have been and may further be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues. During the quarter ended September 30, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At September 30, 2008, we held approximately $86.6 million of municipal notes investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist. An auction failure means that the parties wishing to sell securities could not. All but one of our auction rate securities, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities; however, it could take until the final maturity of the underlying bonds (up to 30 years) to realize our investments’ recorded value. In October 2008, the Company received an Offer from UBS, one of its investment providers, to sell at par value auction-rate securities originally purchased from UBS (approximately $71 million) at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The acceptance of the Offer will likely result in a charge to income for the difference between the fair value of the Offer and the unrealized loss on the auction rate securities held ($6.0 million at September 30, 2008 related to the auction-rate securities held by UBS). The Company is in the process of evaluating the Offer and its potential financial statements impact. However, there is no assurance that UBS will have enough financial resources necessary to perform its obligations under the Offer. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Date: October 17, 2008

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