Form 10-K
period 2008-12-31
INTUITIVE SURGICAL INC
filed 2009-02-06
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $10,344,393,000. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 31, 2009 was 39,186,045.

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

PART I

ITEM 1. BUSINESS

COMPANY BACKGROUND

Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our corporate headquarters located at 1266 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitivesurgical.com. In this report, “Intuitive Surgical,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its subsidiaries. Intuitive®, da Vinci®, da Vinci® S™ , TilePro™, Solo Surgery™ , EndoWrist®, InSite®, and Navigator™ are trademarks of Intuitive Surgical, Inc.

We design, manufacture and market da Vinci Surgical Systems, which are advanced surgical systems that we believe, represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci surgery, is a revolutionary advancement similar in scope to previous generations of surgery—open surgery and minimally invasive surgery, or MIS. Our da Vinci Surgical Systems consist of a surgeon’s console, a patient-side cart, a high performance vision system and proprietary “wristed” instruments and surgical accessories. By placing computer-enhanced technology between the surgeon and patient, we believe that our systems enable surgeons to perform advanced MIS in a manner never before experienced. The da Vinci Surgical System controls Intuitive Surgical endoscopic instruments, including rigid endoscopes, blunt and sharp endoscopic dissectors, scissors, scalpels, forceps/pickups, needle holders, endoscopic retractors, electrocautery, ultrasonic cutters, and accessories during a wide range of surgical procedures. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. Our da Vinci Surgical System provides the surgeon with the intuitive control, range of motion, fine tissue manipulation capability and 3-D vision characteristic of open surgery, while simultaneously allowing the surgeon to work through the small ports of MIS.

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

As of December 31, 2008, we had an installed base of 1,111 da Vinci Surgical Systems. During the year ended December 31, 2008 surgeons using our technology had successfully completed approximately 136,000 surgical procedures of various types in major hospitals throughout North America, South America, Europe, the Middle East, Australia and Asia. Out of those da Vinci procedures performed in 2008, approximately 73,000 procedures were prostatectomies (dVPs) and approximately 34,000 procedures were hysterectomies (dVHs).

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

The da Vinci Surgical System enables surgeons to overcome many of the shortcomings of both open surgery and MIS. Surgeons operate while seated comfortably at a console viewing a high resolution, 3-D image of the surgical field. This immersive visualization connects the surgeon to the surgical field and the instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, just as he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we have focused on making our technology as simple as possible to use. In our experience, based on hundreds of thousands of procedures, surgeons can learn to manipulate our instruments with only a limited amount of training as compared to the training required for a surgeon to become skilled in MIS and can learn to perform da Vinci surgery with less training than is required for MIS.

Our products are designed to make a broad range of open surgical and MIS procedures suitable for da Vinci surgery. The da Vinci Surgical System is designed to enable surgeons to improve surgical outcomes while providing patients with the benefits of MIS. We believe that these advantages have begun to facilitate a fundamental change in surgery.

We operate our business as one segment as defined by generally accepted accounting principles. Our financial results for the three years ended December 31, 2008 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

The da Vinci S Surgical System, which was introduced in January 2006, shares some of the same core technology as the standard da Vinci Surgical System. In addition, the da Vinci S Surgical System features a motorized patient cart for easy setup and docking. A single fiber optic cable connects the patient cart to the surgeon’s console. Instrument attachment and exchange is now faster with a quick-click cannula and a single-use sterile adapter. The robotic arms have greater range of motion and the EndoWrist instruments are two inches longer, which together facilitate multiquadrant access. The da Vinci S Surgical System also has a feature called TilePro, which is designed to allow surgeons to import and view a variety of video images without leaving the surgeon’s console.

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

•

Teachable and Repeatable. We have designed our products to make them as simple as possible to use, even though the underlying technology is inherently complex. We believe that tissue manipulations using our products are as natural as hand movements in open surgery. In our experience, based on feedback from surgeons who have performed thousands of procedures, surgeons can learn to manipulate our instruments with less training as compared to the training required for the surgeon to become skilled in MIS. The time required to learn to perform surgical procedures using the da Vinci Surgical System varies depending on the complexity of the procedure and the surgical team’s experience with MIS techniques.

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

Intuitive Surgical’s Products and Services

Our principal products include the da Vinci Surgical System and a variety of EndoWrist instruments and accessories.

da Vinci Surgical System

Our da Vinci Surgical System is comprised of the following components:

•

Surgeon’s Console. The da Vinci Surgical System allows the surgeon to operate while comfortably seated at an ergonomic console viewing a three dimensional, or 3-D, image of the surgical field. The surgeon’s fingers grasp the instrument controls below the display with hands naturally positioned relative to his or her eyes. Using electronic hardware, software, algorithms, mechanics and optics, our technology is designed to seamlessly translate the surgeon’s hand movements into precise and corresponding real-time micro movements of the EndoWrist instruments positioned inside the patient.

•

Patient-Side Cart. The patient-side cart, which can be easily moved next to the operating table, holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be easily positioned as appropriate, and then locked into place. The first two arms, one representing the left hand and one representing the right hand of the surgeon, hold our EndoWrist instruments. The third arm positions the endoscope, allowing the surgeon to easily move, zoom and rotate his or her field of vision. The fourth arm option provides additional surgical capabilities by holding an additional EndoWrist instrument as well as potentially reducing the need for an assistant surgeon. The surgeon has a choice of simultaneously controlling any two of the operating arms by tapping a foot pedal underneath the surgeon’s console. The fourth arm is available as an option on da Vinci Surgical Systems and can be added as an upgrade to existing three-arm da Vinci S Surgical Systems.

•

3-D Vision System. Our vision system includes our InSite 3-D endoscope with two separate vision channels linked to two separate color monitors along with high performance video cameras and specialized edge enhancement and noise reduction equipment. The resulting 3-D image has high resolution and contrast and no flicker or cross fading, which sometimes occurs in single monitor systems, and minimizes eye fatigue. Our high definition (HD) vision system provides 20% more viewing area and enhances visualization of tissue planes and critical anatomy compared with our standard vision system. The digital zoom feature in the 3-D HD vision system allows surgeons to magnify the surgical field of view without adjusting endoscope position and reduces interference between the endoscope and instruments. The 3-D HD vision is available as an option on new da Vinci S Surgical Systems and as an upgrade option to our existing customers who own a da Vinci S Surgical System.

EndoWrist Instruments, Accessories and Vision Components

We manufacture a variety of EndoWrist instruments, each of which incorporates wrist joints for natural dexterity, with tips customized for various surgical procedures. The EndoWrist instruments are approximately five or eight millimeters in diameter. The instruments mount onto the electromechanical arms that represent the surgeon’s left and right hands and provide the mechanical capability necessary for performing complex tissue manipulations through ports. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels and other surgical tools that are familiar to the surgeon from open surgery and MIS. Generally, a variety of EndoWrist instruments are selected and used interchangeably during a surgery. Where instrument tips need to incorporate a disposable component, such as scalpel blades, we sell disposable inserts. We plan to continue to add new types of EndoWrist instruments for additional types of surgical procedures.

The EndoWrist instruments are multiple-use because they are sterilizable and reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the system and instruments work together. When an EndoWrist instrument is attached to an arm of the patient-side cart, the chip performs an “electronic handshake” that ensures the instrument was manufactured by us and communicates the type and function of the instrument and number of past uses. For example, the chip distinguishes between scissors and a scalpel and controls the unique functions of different instruments as appropriate. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures so that its performance meets specifications during each procedure.

We also sell various vision and accessory products, which are used in conjunction with the da Vinci Surgical System as surgical procedures are performed. Accessory products include sterile drapes used to protect the sterile field during surgery, vision products such as replacement 3-D stereo endoscopes, camera heads, light guides, and other miscellaneous items. During the second quarter of 2008, we launched a smaller diameter (8.5 mm) 3-D endoscope specifically targeted for pediatric surgery and benign gynecological procedures where incision size is an important consideration.

During the third quarter of 2008, we launched the EndoWrist Grasping Retractor. The EndoWrist Grasping Retractor is a multi-functional 8 mm instrument to facilitate soft tissue management. The EndoWrist Grasping Retractor is designed with the primary intent of providing an atraumatic, large profile, multi-functional instrument for grasping and retracting abdominal viscera and peritoneal tissue in a totally endoscopic environment, in order to obtain the necessary exposure during pelvic and abdominal procedures.

Using the da Vinci Surgical System

During a procedure, the patient-side cart is positioned next to the operating table with the electromechanical arms arranged to provide access to the initial ports selected by the surgeon. Once the ports have been placed by the surgeon, the arms of the da Vinci Surgical System are positioned and the EndoWrist instruments are introduced into the patient’s body. The surgeon then performs the procedure while sitting comfortably at the surgeon’s console, manipulating the instrument controls and viewing the operation through our high performance 3-D vision system. When a surgeon needs to change an instrument, as is done many times during an operation, the instrument is withdrawn from the surgical field using the controls at the console, in similar fashion to the way a surgeon withdraws instruments from the patient in MIS. A scrub nurse standing near the patient removes the instrument from the electromechanical arm and replaces it with another instrument, in a process designed to be rapid enough not to disturb the natural flow of the procedure. As a result, the scrub nurse plays a role similar to that played in open surgery and MIS. At the conclusion of the operation, the small port incisions are closed with either suture or band-aids.

Our Strategy

Our goal is to establish da Vinci surgery as the standard approach for complex surgical procedures, displacing both open surgical technique and standard MIS within this segment. We intend to accomplish this objective both by pioneering new types of endoscopic surgery and by making existing MIS procedures easier, safer and more cost-effective than the alternative methods. Our strategy is to broaden the number of procedures performed using the da Vinci Surgical System and to educate surgeons, hospitals and patients as to the benefits of da Vinci surgery. Key elements of our strategy include the following:

•

Focus on Key Procedures. Our procedure marketing efforts are primarily focused within four surgical specialties: urologic surgery, gynecologic surgery, cardiothoracic surgery, and general surgery. In 2008, the mix of procedures performed with the da Vinci Surgical System among these four surgical specialties was largest within urology, followed by gynecology, cardiothoracic, and general surgery. The da Vinci Surgical System is used to perform, among other procedures, da Vinci Prostatectomy, da Vinci Nephrectomy, da Vinci Cystectomy, da Vinci Pyeloplasty, da Vinci Hysterectomy, da Vinci Myomectomy, da Vinci Sacral Colpopexy, da Vinci Mitral Valve Repair, da Vinci Revascularization, and da Vinci Gastric Bypass. The development of key procedures, which often are in parallel with our FDA clearances, has been a catalyst for the growth of our company.

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

•

Develop Industry Alliances. We intend to continue to establish strategic alliances with leading medical device companies. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, and procedure development and marketing activities. We have formed alliances with several companies, including Gyrus ACMI, Johnson & Johnson, Johns Hopkins University, Novadaq Technologies, Inc, Olympus Corporation, Power Medical Inc., SurgiQuest, Inc. and USGI Medical, Inc.

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

The da Vinci Surgical System enables physicians to perform surgery in a manner never before experienced. The da Vinci Surgical System seamlessly translates the surgeon’s hand movements at the console instrument controls into corresponding micro-movements of instruments positioned inside the patient. The da Vinci Surgical System can provide the surgeon with improved visualization, dexterity, and precision compared with MIS surgery, while enabling operation through 0.5 – 1.5 centimeter incisions. The features of the da Vinci Surgical System are further described below.

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

Enhanced Dexterity, Precision and Control

•	Fingertip control of EndoWrist Instruments

•	Seven degrees of freedom—±90 degrees of articulation

•	Motion scaling and tremor reduction

The da Vinci Surgical System’s tremor reduction, motion scaling and proprietary EndoWrist instrumentation enhance ambidexterity for greater surgical precision and surgeon control. Enhanced control and intuitive motion enables more widespread use of advanced techniques, as well as a reduced learning curve when compared to the traditional MIS techniques. Added instrument range-of-motion enhances access and safety while operating in the confined space of the closed chest, abdomen or pelvis. This enables surgeons to more easily perform complex surgical maneuvers through small ports, eliminating the need for large, traumatic incisions.

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

Fourth Arm

The da Vinci Surgical System’s patient-side cart holds up to four electromechanical arms which hold the 3-D endoscope and manipulate the instruments inside the patient. The first two arms, representing the surgeon’s left and right hands, hold the EndoWrist instruments. A third arm positions the endoscope, allowing the surgeon to easily change, move, zoom and rotate his or her field of vision from the console. This mobility eliminates the need for an assistant to hold the camera steady. The optional fourth arm extends surgical capabilities by enabling the surgeon to add a third EndoWrist instrument and perform additional tasks like applying counter traction and following running sutures. The surgeon can simultaneously control any two of the operating arms by tapping a foot pedal underneath the surgeon’s console. The instruments and camera attach easily to the arms, and are repositioned by either the console surgeon or patient-side assistant. The fourth arm is available as an option on new da Vinci Surgical Systems and can be added as an upgrade to existing da Vinci Surgical Systems.

Clinical Applications

We believe our technology is capable of enhancing or enabling a wide variety of procedures in many surgical specialties. Surgeons using our da Vinci Surgical System have successfully completed hundreds of thousands of surgical procedures of various types, including urologic, gynecologic, cardiothoracic, and general surgery. These surgical applications, which are currently cleared by the FDA, are further described below.

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

Partial Nephrectomy & Nephrectomy. Partial Nephrectomy is the subtotal removal of a kidney and Nephrectomy is the total removal of a kidney. Partial Nephrectomies are most commonly performed in patients diagnosed with clinically localized renal cancer, when the tumor size is four cm or less in size. Nephrectomies are also most commonly performed in patients diagnosed with clinically localized renal cancer and also performed in patients suffering from various benign conditions. There are currently three surgical approaches to performing partial nephrectomies; Open Surgical Technique, which requires a large incision, Laparoscopy, which allows the surgeon to operate through several small punctures, and Hand Assisted, which incorporates both Laparoscopy and a modified Open Surgical Technique. Surgeons have reported that the combination of the da Vinci Surgical System’s improved visualization capabilities and enhanced dexterity allows for greater precision and control during these complex surgical procedures, which could enable a large number of these procedures to be performed through this minimally invasive technique.

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

Pyeloplasty. Pyeloplasty is the surgical reconstruction or revision of the renal pelvis to drain and decompress the kidney. In nearly all cases, the goal of pyeloplasty surgery is to relieve a uretero-pelvic junction (UPJ) obstruction. There are currently two surgical approaches to performing pyeloplasties; Open Surgical Technique, which requires a large incision, and Laparoscopy, which allows the surgeon to operate through several small punctures. Surgeons have reported that the combination of the da Vinci Surgical System’s improved visualization capabilities and enhanced dexterity allows for greater precision and control during these complex surgical procedures, which could enable a large number of these procedures to be performed through this minimally invasive technique.

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

Cardiac Revascularization or Coronary Artery Bypass. The traditional approach to coronary artery bypass grafting, or CABG, involves splitting the breastbone via a median sternotomy incision, placing the patient on cardio pulmonary bypass, or CPB, and “bypassing” diseased segments of arteries in the heart with conduit arteries and veins. Over time, successful results from this operation have been widely reported. However, there are known morbidities from this approach that MIS techniques for coronary artery bypass surgery seek to overcome. With assistance from the da Vinci Surgical System, patients can undergo multi-vessel full surgical revascularization, while avoiding CPB and the median sternotomy incision, thus reducing the morbidities associated with these procedures. In Single-Vessel or Multi-Vessel Small Thoracotomy bypass, or SVST/MVST procedures, surgeons use the da Vinci Surgical System to precisely mobilize one or both internal mammary arteries for use in the bypass operation. This is accomplished through three small port incisions in the left chest and once completed, the middle port incision is extended into a four- to six- centimeter incision, enabling the surgeon to complete the anastomoses directly through the incision. In addition to reducing known morbidities from standard open-chest coronary artery bypass surgery, revascularization with the da Vinci Surgical System sets a new standard in minimally invasive coronary artery bypass surgery by placing the patient on an accelerated path to recovery.

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

Sales and Customer Support

We market our products through a direct sales force in the United States and parts of Europe. We also market our products outside the United States through distributors. Our direct sales force is comprised of sales managers, clinical sales representatives, training specialists, and technical service representatives. Sales activities include educating surgeons and hospital staff across multiple surgical specialties on the advantages of da Vinci surgery and the clinical applications that our technology enables. We also train our sales force to educate hospital management on the potential benefits of adopting our technology, including the potential for increased local market share that may result from offering da Vinci surgery. Once a hospital has installed a da Vinci Surgical System, our clinical sales representatives help drive the utilization of the system, and our technical service representatives provide service and maintenance for the system. No one customer accounted for more than 10% of revenue during the years ended December 31, 2008, 2007 and 2006.

As of December 31, 2008, we had approximately 380 employees in our field sales and service organizations, up from approximately 260 employees in these organizations as of December 31, 2007. We expect to continue growing these organizations as we expand our business.

Our da Vinci Surgical System typically has a lengthy sales cycle. It is viewed as a major capital equipment purchase by our customers and is often affected by the timing of their budgeting cycles. Our sales of da Vinci Surgical Systems tends to be heaviest during the third month of each quarter. We typically do not have a backlog of system orders because we are able to ship systems upon receipt of an order, and we are able to install systems on the same day as delivery. A portion of our customers acquire da Vinci Surgical Systems through a capital lease or operating lease with a third-party leasing company. In these instances, we typically sell the da Vinci System to the hospital or leasing company, and the hospital enters into an independent arrangement with the leasing company. Therefore we treat these leasing transactions the same as sales transactions for purposes of recognizing revenue for the sale. During the twelve months ended December 31, 2008, approximately 20% of our da Vinci System sales involved a lease.

Our sales of EndoWrist instruments and accessories are driven by surgical procedures performed on installed systems. Our customers place orders to replenish their supply of EndoWrist instruments and accessories on a regular basis. Orders received are typically shipped within one business day. Direct customers who purchase a new da Vinci System typically place an initial stocking order of EndoWrist instruments and accessories within one week of receiving their system.

Our business is subject to seasonal fluctuations. During our fiscal third quarter, which are the three months ending September 30 each year, many physicians, hospital administrators, and patients take vacation, and we tend to see a reduction in surgical procedures performed, particularly in Europe. During our fiscal fourth quarter, which are the three months ending December 31 each year, we tend to see our strongest performance in sales of da Vinci Surgical Systems. However, during the fourth quarter of 2008, our sales of da Vinci Surgical Systems declined sequentially as capital spending in U.S. hospitals declined.

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

We provide system training to surgeons and nursing personnel. We have established training centers where initial system training and ongoing surgical procedural training are provided. In addition, we facilitate the proctoring of surgeons who are new to da Vinci Surgery by experienced da Vinci System users. Proctors are independent contractors who are paid to provide training to other surgeons on how to perform certain surgical procedures with the da Vinci.

Research and Development

We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform new and better surgical procedures with less difficulty. Our research and development team includes experienced personnel in robotic technology. Our design engineers span a number of disciplines, including software engineering, systems analysis and electrical and mechanical engineering. In addition, we have engineers who specialize in vision technology. Finally, we have a manufacturing engineering group that continues to improve the manufacturability and quality of our products. We incurred $79.4 million, $48.9 million and $29.8 million of research and development expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

Manufacturing

We manufacture our da Vinci Surgical Systems at our manufacturing facility in Sunnyvale, California. We manufacture our Endowrist instruments at our Sunnyvale manufacturing facility and at our Mexicali, Mexico facility. We began production in Mexicali in July 2008.

We purchase both custom and off-the-shelf components from a large number of certified suppliers and subject them to stringent quality specifications. We periodically conduct quality audits of suppliers and have established a supplier certification program. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of finished goods.

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

In addition, a limited number of companies are using or planning to use robots and computers in surgery, including Hitachi Ltd., Prosurgics, Inc., and Toshiba, Inc. Any company with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products.

We believe that the primary competitive factors in the market we address are capability, safety, efficacy, ease of use, price, quality, reliability, and effective sales, support, training and service. The length of time required for products to be developed and to receive regulatory and reimbursement approval is also an important competitive factor.

Intellectual Property

We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws (e.g., contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties) to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. We also have agreements with third parties that provide for several exclusive and non-exclusive rights to their patents.

As of December 31, 2008, we held exclusive field-of-use as well as non-exclusive licenses for over 260 U.S. patents and over 165 foreign patents, and owned outright over 150 U.S. patents and over 60 foreign patents. We also own or have licensed numerous pending United States and foreign patent applications. Our patents and patent applications relate to a number of important aspects of our technology, including our surgeon’s console, electromechanical arms, vision system, endoscope positioning system and EndoWrist instruments. We intend to continue to file additional patent applications both in the United States and in foreign jurisdictions to seek protection for our technology.

While our patents are an important element of our success, our business as a whole is not significantly dependent on any one patent. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace.

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

Class II devices are those which are subject to the general controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification process. For most Class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is “substantially equivalent” in intended use and technology to a “predicate device” that is either:

1.	a device that has grandfather marketing status because it was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

2.	a Class I or II device that has been cleared through the 510(k) process.

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

Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice, or GMP, requirements contained in its Quality System Regulation, or QSR. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of a company’s products. The QSR also requires maintenance of a device master record, device history record, design history file and complaint files. Compliance with the QSR is necessary to receive FDA 510(k) clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. A company’s facility, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA and may issue reports known as Form FDA 483 reports (listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures), or Warning Letters which, if not adequately responded to, could lead to enforcement actions against the manufacturer, including fines and total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. Our last inspection occurred in April 2008 and issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and supplier management. We believe our quality systems are functioning properly and we continue to work with FDA and agencies worldwide to satisfy their reporting requirements. We later responded to each observation with proposed corrective actions. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

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

California Regulation

The State of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection. Our facilities and manufacturing processes were last inspected in 2003 when we received our State of California License to manufacture, which expires in December 2009.

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

Commercialization of medical devices in Europe is regulated by the European Union (EU). The EU presently requires that all medical products bear the Conformite Europeene, or CE mark for compliance with the Medical Device Directive (93/42/EEC). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system for compliance with international and European requirements. We have received permission from DGM, our Notified Body and agent of the Danish Government, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. To date we have met these requirements and our certificate is valid until December 2010.

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

Third Party Reimbursement

In the United States and international markets where we sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedures are considered medically necessary. In the United States, reimbursement for medical procedures under the Medicare and Medicaid programs is administered by Centers for Medicare & Medicaid Services. Generally, procedure codes issued by the American Medical Association are copyrighted Current Procedural Terminology (“CPT”) codes. In addition, CMS issues ICD-9-CM codes, Diagnostic Related Groupings (“DRGs”), and Ambulatory Payment Classifications (“APCs”). If a new procedure CPT code and/or reimbursement designation is needed, an application would need to be submitted to the American Medical Association or CMS.

Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and surgical services. Reimbursement rates from private companies vary depending on the procedure performed, the third party involved, the insurance plan involved, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for both inpatient and outpatient surgical services, and reimburses physicians a prospectively determined fixed amount based on the professional service rendered. This fixed amount is paid regardless of the actual costs incurred by the hospital or physician in furnishing the care and is unrelated to the specific products used in that procedure. Thus, any reimbursements that hospitals obtain for performing surgery with our products will generally have to cover any additional costs that hospitals incur in purchasing our products.

Domestic institutions typically bill for the primary surgical procedure that includes our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because our da Vinci Surgical System has been cleared for commercial distribution in the United States by the FDA, Medicare reimbursement is available for the primary surgical procedure that uses our device in cleared procedures and procedures conducted under an approved investigational device exemption application. We believe that the additional procedures we intend to target are established surgical procedures that are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not permit reimbursement for surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may need to seek a unique Current Procedural Terminology code for robotic-assisted surgery from the American Medical Association and/or a reimbursement adjustment from CMS. If an application for a unique code or modifier is required, reimbursement for any use of our products may be unavailable until an appropriate code is granted. The application process, from filing until adoption of a new code, can take two or more years.

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

Employees

As of December 31, 2008, we had 1,049 employees, 146 of whom were engaged directly in research and development, 364 in manufacturing and service and 539 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Website Access to Reports

We make our periodic and current reports available, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, free of charge, on our website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings”, on the Company—Investor Relations portion of our website. We periodically webcast company announcements, product launch events and executive presentations which can be viewed via our Investor Relations web site. Additionally, we provide notifications of our material news including SEC filings, investor events, and press releases as part of our Investor Relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and any references to these web sites are intended to be inactive textual references only.

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

ECONOMIC CONDITIONS COULD CONTINUE TO MATERIALLY ADVERSELY AFFECT THE COMPANY.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions pose a risk as customers may postpone spending in response to tighter credit and negative financial news, which could have a material negative effect on demand for our products. These and other economic factors have impacted our results and may continue to have a significant impact on our financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays and inability of customers, including distributors, to obtain credit to finance purchases of our products. If conditions become more severe or continue longer than we anticipate, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on our revenue, profitability and the market price of our stock.

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

WE EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of senior management at purchasing institutions. Our sales of da Vinci Surgical Systems tend to be heaviest during the third month of each fiscal quarter. These factors may contribute to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and costs of such products.

INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR INTERNATIONAL ACTIVITIES.

Our business currently depends in part on our activities in Europe and other foreign markets. Revenue to markets outside of the United States accounted for approximately 22%, 22%, and 17% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

A large portion of our international sales are denominated in United States dollars. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive and/or less affordable in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business.

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

CHANGES IN FOREIGN CURRENCY EXCHANGE RATES COULD REDUCE PROFITABILITY.

A portion of our revenue and cost is denominated in Euros. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of operations. To reduce the risk of unpredictable changes, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. Furthermore, these contracts have inherent levels of counterparty risk over which we have no control. We have not entered into foreign currency forward contracts at December 31, 2008. Subsequent to December 31, 2008, we entered into foreign exchange contracts to hedge a portion of our risk associated with Euro exposure.

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

OUR RESULTS OF OPERATIONS COULD VARY AS A RESULT OF THE METHODS, ESTIMATES, AND JUDGMENTS WE USE IN APPLYING OUR ACCOUNTING POLICIES.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in any of our assumptions may adversely affect our reported financial results.

CHANGES IN OUR EFFECTIVE TAX RATE MAY HARM OUR RESULTS OF OPERATIONS

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

WE MAY REALIZE LOSSES ON OUR INVESTMENTS IN AUCTION RATE SECURITIES OR BE UNABLE TO LIQUIDATE THESE INVESTMENTS AT DESIRED TIMES AND IN DESIRED AMOUNTS.

At December 31, 2008, we held $79.1 million in auction rate securities (ARS), which we classify as long-term investments. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 28 to 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. Of the $79.1 million of ARS as of December 31, 2008, approximately $59.6 million is held by UBS AG (UBS) and have been classified as trading securities. Accordingly, the changes in associated market value during the year ended December 31, 2008, of approximately $11.6 million has been recorded as a charge to earnings.

In November 2008, we accepted an offer from UBS, entitling us to sell at par value auction-rate securities originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. In lieu of our acceptance of the offer, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

The remaining ARS is held by another investment advisor, who has not made an offer similar to UBS and we have continued to classify them as available-for-sale securities. Accordingly, changes in associated market value during the year ended December 31, 2008 have been recorded through other comprehensive income. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

Our last inspection occurred in April 2008 and issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and supplier management. We believe our quality systems are functioning properly and we continue to work with FDA and agencies worldwide to satisfy their reporting requirements. We later responded to each observation with proposed corrective actions. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

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

OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.

We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with several industry partners. Any of these agreements may be terminated for breach. If any of these agreements are terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products.

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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.

The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2008, the NASDAQ closing price of one share of our common stock reached a high of $353.88 and a low of $111.74. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	quarterly variations in operating results;

•	introduction or abandonment of new technologies or products;

•	changes in product pricing policies;

•	changes in earnings estimates by analysts or changes in accounting policies; and

•	economic changes and overall market volatility; and

•	political uncertainties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2008, we owned approximately 393,000 square feet of floor space on 33 acres of land in Sunnyvale, California, where we house our headquarters, research and development, service, and support functions, and a majority of our manufacturing operations. In addition, we lease a 34,000 square foot building in Mexicali, Mexico where we manufacture a portion of our Endowrist instruments. We also lease approximately 5,000 square feet of space for research and development in Milford, Connecticut and approximately 5,100 square feet of space for our international headquarters in Aubonne, Switzerland. In addition, we began construction of a 154,000 square foot multi-use building on the land we purchased in Sunnyvale, CA during the year ended December 31, 2007. However, due to the economic climate, we have delayed construction until 2010 at the earliest.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is being traded on The NASDAQ Global Select Market under the symbol “ISRG”. The following table sets forth the high and low closing prices of our common stock for each period indicated and are as reported by NASDAQ.

	2008		2007
Fiscal	High	Low	High	Low
First Quarter	$327.24	$235.00	$123.38	$87.11
Second Quarter	$353.88	$265.92	$143.39	$121.19
Third Quarter	$331.13	$240.98	$231.31	$141.91
Fourth Quarter	$236.55	$111.74	$353.00	$231.40

As of January 31, 2009, there were 257 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2003 and December 31, 2008, with the cumulative total return of (i) the S&P Healthcare Index, (ii) the Nasdaq Composite Index and (iii) the S&P 500 Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2003 in our common stock, the S&P Healthcare Index, the Nasdaq Composite Index, and the S&P 500 Index and assumes the reinvestment of dividends, if any. We included the comparison with the S&P 500 Index because our Company became a component of the S&P 500 Index on June 2, 2008.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Intuitive Surgical, Inc.	100.00	234.17	686.19	561.15	1,889.99	743.07
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
S&P Healthcare Index	100.00	100.23	105.10	111.18	117.17	88.49
S&P 500 Index	100.00	108.99	112.26	127.55	132.06	81.23

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

	Year Ended December 31,
	2008		2007		2006		2005		2004
	(In thousands, except per share amounts and headcount)
Revenue	$874,919		$600,828		$372,682		$227,338		$138,803
Gross profit	$620,777		$414,286		$247,836		$153,569		$87,990
Net income	$204,315	(1)	$144,537	(1)	$72,044	(1)(2)	$94,134	(2)	$23,478
Net income per common share:
Basic	$5.26		$3.82		$1.96		$2.68		$0.70
Diluted	$5.12		$3.70		$1.89		$2.51		$0.67
Shares used in computing basic and diluted net income per common share:
Basic	38,877		37,831		36,737		35,070		33,693
Diluted	39,943		39,021		38,093		37,488		34,976
Cash, cash equivalents and investments	$901,873		$635,381		$330,296		$202,739		$132,038
Total assets	$1,474,624		$1,039,998		$671,790		$501,587		$354,229
Long-term liabilities	$43,342		$19,554		$1,418		$1,009		$912
Shareholders’ equity	$1,266,766		$888,674		$589,705		$442,591		$314,932
Total headcount	1,049		764		563		419		321

(1)	Net income for the years ended December 31, 2008, 2007, and 2006 included stock-based compensation expense under Statement of Financial Standards No. 123 (revised 2004), “Share-Based Compensation” (SFAS123(R)) of $53.4 million, $23.6 million, and $16.3 million, net of tax, related to employee stock options and employee stock purchases. Prior to fiscal 2006, there was no stock-based compensation expense related to employee stock options and employee stock purchases under Statement of Financial Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), because the Company did not adopt the recognition provisions of SFAS 123. Net income for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 included amortization of purchased intellectual property of $9.8 million, $1.3 million, $0.8 million, $0.3 million and $0.3 million, respectively.
(2)	Net income for the year ended December 31, 2005 included a deferred tax benefit of $22.2 million related to the reversal of the valuation allowance. During 2006, we began reporting income taxes on a fully-taxed basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

2008 Business Events and Trends

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

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instrument, accessory, and service revenue. The da Vinci Surgical System generally sells for approximately $1.0 million to $1.7 million, depending on configuration, and includes one year of service, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $150,000 per year, depending on configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue over the three years ending December 31, 2008. Recurring revenue generated from the sales of instruments and accessories and services increased from $166.8 million, or 45% of total revenue, in 2006 to $276.4 million, or 46% of total revenue, in 2007 to $419.6 million, or 48% of total revenue, in 2008. We expect recurring revenue to become a larger percentage of total revenue in the future.

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

2008 Business Events and Trends

Introduction. We experienced rapid growth during the years ended December 31, 2008 and 2007, which was driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries.

2008 Financial Highlights

•	Procedures grew 60% to approximately 136,000 procedures performed during the year ended December 31, 2008.

•	Total revenue grew 46% to $874.9 million from $600.8 million during the year ended December 31, 2007.

•	Recurring revenue grew 52% to $419.6 million from $276.4 million during the year ended December 31, 2007.

•	Instruments and accessories revenue grew 53% to $293.0 million from $191.7 million during the year ended December 31, 2007.

•

System revenue grew 40% to $455.3 million from $324.4 million during the year ended December 31, 2007. In the fourth quarter, we experienced a slowdown of system sales as customers postponed purchases due to the current economic environment. This slowdown may affect future system revenue.

•	Revenue per employee grew to approximately $965,000 during the year ended December 31, 2008 compared with $906,000 during the year ended December 31, 2007.

•	We sold 335 da Vinci Surgical Systems during the year ended December 31, 2008; an increase of 39% compared with 241 for the year ended December 31, 2007.

•	As of December 31, 2008, we had a da Vinci Surgical System installed base of 1,111 systems, 825 in North America, 194 in Europe, and 92 in the rest of the world.

•

Operating income increased by 50% to $310.8 million, or 36% of revenue, during the year ended December 31, 2008 compared to $206.7 million, or 34% of revenue, during the year ended December 31, 2007. Operating income included $76.6 million and $36.3 million during the years ended December 31, 2008 and 2007, respectively, of stock-based compensation expense for the estimated fair value of employee stock programs.

•

Our business continues to demonstrate the ability to generate significant positive cash flow while supporting our rapid business growth. Cash, cash equivalents, and investments increased by $266.5 million during 2008, including $44.7 million generated from employee stock programs and $106.0 million of capital expenditure for land, buildings, intellectual property rights and other items and $9.9 million used in addition working capital. We ended fiscal 2008 with $901.9 million in cash, cash equivalents, and investments.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). dVP procedures grew approximately 33% in 2008 and represented more than half of all the da Vinci surgical procedures for the year. dVP is now the leading treatment choice for localized prostate cancer in the United States. The dVH procedure was a faster growing procedure from a percentage growth standpoint in 2008, growing approximately 150%. Other urologic procedures such as, da Vinci Nephrectomy, da Vinci Cystectomy, da Vinci Pyeloplasty, other gynecologic procedures such as da Vinci Myomectomy, da Vinci Sacral Colpopexy, cardiothoracic procedures such as da Vinci Mitral Valve Repair, da Vinci Revascularization, and da Vinci Gastric Bypass have also contributed to our growth. dVP and dVH represented approximately 79% of the procedures performed during 2008 and no other procedure represents a significant part of our business at this time.

New Products. During the third quarter of fiscal 2008, we launched the EndoWrist Grasping Retractor. The EndoWrist Grasping Retractor is a multi-functional 8mm instrument to facilitate soft tissue management. The EndoWrist Grasping Retractor is designed with the primary intent of providing an atraumatic, large profile, multi-functional instrument for grasping and retracting abdominal viscera and peritoneal tissue in a totally endoscopic environment, in order to obtain the necessary exposure during pelvic and abdominal procedures. The EndoWrist Grasping Retractor is used in procedures such as hysterectomy for cancer with lymphadenectomy, sacral colpopexy, and low anterior resection.

Facilities and Information Technology Infrastructure. We have made investments in facilities and information technology infrastructure to support current and future growth. During the year ended December 31, 2008, we purchased land and a building of approximately 78,200 square feet, in Sunnyvale, California. In addition, we began construction of a 154,000 square feet multi-use building on the land we purchased in Sunnyvale, CA during the year ended December 31, 2007. However, due to the current economic climate, we have delayed construction until 2010 at the earliest. We have also invested in information technology infrastructure to support our growth. Total capital expenditures for 2008 were $62.5 million.

Technology Acquisitions. During the year ended December 31, 2008, we made several strategic acquisitions of intellectual property. Total investments in intellectual property during the year ended December 31, 2008 were $43.5 million, compared to $3.8 million during the year ended December 31, 2007. Amortization expenses related to purchased intellectual property for the year ended December 31, 2008 was $9.8 million, compared to $1.3 million for the year ended December 31, 2007.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated statements of income information (in thousands):

	Year Ended December 31,
	2008	% of total revenue	2007	% of total revenue	2006	% of total revenue
Revenue:
Products	$748,325	86%	$516,089	86%	$317,599	85%
Services	126,594	14%	84,739	14%	55,083	15%

Total revenue	874,919	100%	600,828	100%	372,682	100%
Cost of revenue:
Products	$200,074	23%	$145,654	24%	97,615	26%
Services	54,068	6%	40,888	7%	27,231	7%

Total cost of revenue	254,142	29%	186,542	31%	124,846	33%
Products gross profit	548,251	63%	370,435	62%	219,984	59%
Services gross profit	72,526	8%	43,851	7%	27,852	8%

Gross profit	620,777	71%	414,286	69%	247,836	67%

Operating expenses:
Selling, general and administrative	$230,570	26%	$158,685	27%	110,703	30%
Research and development	79,372	9%	48,859	8%	29,778	8%

Total operating expenses	309,942	35%	207,544	35%	140,481	38%

Income from operations	310,835	36%	206,742	34%	107,355	29%
Interest and other income, net	24,368	2%	30,492	5%	12,783	3%

Income before income taxes	335,203	38%	237,234	39%	120,138	32%
Income tax expense	130,888	15%	92,697	15%	48,094	13%

Net income	$204,315	23%	$144,537	24%	$72,044	19%

Total Revenue

Total revenue increased by 46%, 61% and 64% during the years ended December 31, 2008, 2007 and 2006, respectively. Revenue increased from $372.7 million during the year ended December 31, 2006 to $600.8 million during the year ended December 31, 2007 to $874.9 million during the year ended December 31, 2008. Total revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. dVP has been our most successful procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has indicated dVP to offer superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. From 2006 through 2008, dVH has been a much faster growing procedure, at approximately 150% during 2008. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays and a quicker return to normal daily activities.

Revenue within the United States accounted for 78%, 78% and 83% of total revenue during the years ended December 31, 2008, 2007, and 2006, respectively. We believe domestic revenue accounts for the large majority of total revenue due largely to the competitive nature of the domestic healthcare market.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the past three years (in millions, except unit sales and percentages):

	Year Ended December 31,
Revenue	2008	2007	2006
Instruments and accessories	$293.0	$191.7	$111.7
Systems	455.3	324.4	205.9

Total product revenue	748.3	516.1	317.6
Services	126.6	84.7	55.1

Total revenue	$874.9	$600.8	$372.7

Recurring revenue	$419.6	$276.4	$166.8
% of total revenue	48%	46%	45%
Domestic	$679.7	$468.9	$309.9
International	195.2	131.9	62.8

Total revenue	$874.9	$600.8	$372.7

da Vinci Surgical System Unit Sales
da Vinci S HD	272	160	—
da Vinci S 4-arm	38	59	148
da Vinci S 3-arm	13	6	—
standard da Vinci 4 arm	10	10	15
standard da Vinci 3 arm	2	6	7

	335	241	170

Domestic Unit Sales	246	174	135
International Unit Sales	89	67	35

Product Revenue

Product revenue increased to $748.3 million during the year ended December 31, 2008 from $516.1 million during the year ended December 31, 2007.

Instruments and accessories revenue increased to $293.0 million for the year ended December 31, 2008, up 53%, compared with $191.7 million for the year ended December 31, 2007. The increase in revenue is driven by an increase in procedures performed. Procedure growth occurred in all of our targeted procedures with prostatectomy and hysterectomy being the largest drivers of growth. Utilization per installed system for the year ended December 31, 2008 also increased as compared with the year ended December 31, 2007. For established accounts in 2008, we recognized an average of $1,500 to $2,000 in instrument and accessory revenue per surgical procedure performed with the da Vinci Surgical System. Total instrument and accessory revenue per procedure was between $2,000 and $2,300 reflecting the impact of initial instrument and accessory purchases for newly installed systems. Instrument and accessory pricing remained unchanged from 2007 to 2008.

Instrument and accessory revenue per procedure declined during 2008 due to three factors. First, the impact of initial stocking orders decreased as the proportion of new systems sold to the installed base has declined. Secondly, we had a higher mix of procedures that require fewer instruments such as benign dVH procedures. Finally, our customers are becoming more efficient in their use of instruments and accessories as their procedure volumes increase. We expect these factors to continue to cause a decrease in our ratio of instrument and accessory revenue per procedure in 2009.

Systems revenue increased to $455.3 million during the year ended December 31, 2008 from $324.4 million during the year ended December 31, 2007 primarily due to the growth in the number of system unit sales reflecting adoption of robotic surgery. We sold 335 da Vinci Surgical Systems during 2008, compared with 241 systems sold during 2007. The 335 systems sold during 2008 consisted of 272 da Vinci S HD, 38 da Vinci S 4-arm, 13 da Vinci S 3-arm, and 12 standard da Vinci Surgical Systems. In addition, we recognized revenue from HD and fourth arm upgrades of $5.7 million during year ended December 31, 2008, compared with $4.8 million during the year ended December 31, 2007.

Product revenue increased to $516.1 million during the year ended December 31, 2007 from $317.6 million during the year ended December 31, 2006.

Instrument and accessory revenue increased to $191.7 million during the year ended December 31, 2007, up 72%, compared with $111.7 million during the year ended December 31, 2006. The increase was driven by an increase in procedures performed. The hysterectomy procedure was the fastest growing procedure on a percentage basis and prostatectomy was the largest volume growth procedure. For established accounts in 2007, we recognized an average of $1,500 to $2,000 in instrument and accessory revenue per surgical procedure performed with the da Vinci Surgical System. Total instrument and accessory revenue per procedure was between $2,000 and $2,500 reflecting the impact of initial instrument and accessory purchases for newly installed systems. Instrument and accessory pricing remained unchanged from 2006 to 2007.

System revenue increased to $324.4 million during the year ended December 31, 2007 from $205.9 million during the year ended December 31, 2006 due to growth in the number of systems sold, reflecting adoption of robotic surgery and increased average selling prices (“ASP”) resulting from the higher priced da Vinci S and da Vinci S HD Surgical Systems, and favorable foreign exchange impact of Euro-denominated sales. We sold 241 da Vinci Surgical Systems during 2007, compared with 170 systems sold during 2006. The 241 systems sold during 2007 consisted of 160 da Vinci S HD, 59 da Vinci S 4-arm, 6 da Vinci S 3-arm, and 16 standard da Vinci Surgical Systems. In addition, we recognized revenue from HD and fourth arm upgrades of $4.8 million during year ended December 31, 2007, compared with $4.5 million during the year ended December 31, 2006. The average revenue recognized per da Vinci system sold increased to $1.33 million in 2007, compared to $1.18 million in 2006.

Service Revenue

Service revenue, comprised primarily of system service, increased to $126.6 million for the year ended December 31, 2008 from $84.7 million for the year ended December 31, 2007. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for 2008 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. The average service revenue per system was approximately $139,000 during the year ended December 31, 2008 compared with $133,000 during the year ended December 31, 2007.

Service revenue increased to $84.7 million for the year ended December 31, 2007 from $55.1 million for the year ended December 31, 2006. Higher 2007 system service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue and higher revenue earned per system under service contract. The average service revenue per system was approximately $133,000 during the year ended December 31, 2007 compared with $122,000 during the year ended December 31, 2006. The increase in service revenue per system was driven by a higher percentage of the installed base being comprised of da Vinci S and da Vinci S HD Surgical Systems, which carry a higher contractual service rate than standard model da Vinci Systems.

Gross Profit

Product gross profit during the year ended December 31, 2008 was $548.3 million, or 73% of product revenue, compared to $370.4 million, or 72% of product revenue, during the year ended December 31, 2007. The higher 2008 product gross profit was driven by the higher 2008 product revenue, as described above. The higher 2008 product gross profit percentage was driven by instrument and system material cost reductions and leveraging manufacturing costs across higher production volumes. Product gross profit for the year ended December 31, 2008 and 2007 reflected stock-based compensation expense of $6.3 million and $3.5 million, respectively.

Product gross profit for the year ended December 31, 2007 was $370.4 million, or 72% of product revenue, compared to $220.0 million, or 69% of product revenue, during the year ended December 31, 2006. The higher 2007 product gross profit percentage was driven by the higher 2007 da Vinci Surgical Systems ASPs, instrument and system material cost reductions and leveraging manufacturing costs across higher production volumes. Product gross profit during the years ended December 31, 2007 and 2006 reflected stock-based compensation expense of $3.5 million and $2.4 million, respectively.

Service gross profit during the year ended December 31, 2008 was $72.5 million, or 57% of service revenue, compared to $43.9 million, or 52% of service revenue during the year ended December 31, 2007. The higher 2008 service gross profit was driven by a larger installed base. The higher 2008 gross service profit percentage was driven by leveraging service costs across a larger base of installed systems and lower service parts consumption and repair costs per system due to product quality and productivity gains. Service gross profit during the years ended December 31, 2008 and 2007 reflected stock-based compensation expense of $5.1 million and $2.3 million, respectively.

Service gross profit during the year ended December 31, 2007 was $43.9 million, or 52% of service revenue, compared to $27.9 million, or 51% of service revenue during the year ended December 31, 2006. The higher 2007 service gross profit reflect leveraging costs over a greater installed base. Service gross profit during the years ended December 31, 2007 and 2006 reflected stock-based compensation expense of $2.3 million and $1.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the year ended December 31, 2008 increased 45% to $230.6 million compared to $158.7 million for the year ended December 31, 2007. The increase is due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2008 and 2007 were $48.2 million and $22.6 million, respectively.

Selling, general and administrative expenses during the year ended December 31, 2007 were $158.7 million, up 43% from $110.7 million during the year ended December 31, 2006. The increase is due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels, increased stock-based compensation and international reorganization costs. Stock-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2007 and 2006 were $22.6 million and $16.0 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products.

Research and development expenses during the year ended December 31, 2008 increased $62% to $79.4 million compared to $48.9 million during the year ended December 31, 2007. The increase is due to the growth in our research and development organization, higher costs related to co-development licensing arrangements, higher amortization expenses of purchased intellectual property, higher prototype expenses, and higher stock-based compensation expense. Amortization expenses related to purchased intellectual property during the year ended December 31, 2008 was $9.8 million, compared to $1.3 million during the year ended December 31, 2007. Stock-based compensation expense charged to research and development expense during the years ended December 31, 2008 and 2007 were $17.1 million and $8.0 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including the co-development arrangement with industry partners, will continue to increase in the future.

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

Interest and Other Income, Net

Interest and other income, net, was $24.4 million during the year ended December 31, 2008, compared to $30.5 million for the year ended December 31, 2007. The decline of $6.1 million during the year ended December 31, 2008 was due to the non-recurring gain on sale of equity securities of $4.1 million recorded during the year ended December 31, 2007. In addition, we recorded a foreign exchange loss of $1.5 million during the year ended December 31, 2008 compared with a foreign exchange gain of $3.1 million during the year ended December 31, 2007. Our foreign exchange loss during fiscal 2008 was primarily due to the impact of the strengthening U.S. dollar on Euro-based cash and accounts receivable balances, compared to gains resulting from a weakening U.S. dollar in the prior year. In addition, we earned higher interest income, net of $2.2 million during the year ended December 31, 2008 compared with the same period in 2007, reflecting increased investment balance offset by declining interest rates. Interest and other income, net during the year ended December 31, 2008 included a gain of $11.6 million from the Right offered by UBS, largely offset by the losses recorded on the auction rate securities from UBS due to a reclassification of these securities from available-for-sale to trading.

Interest and other income, net, was $30.5 million during the year ended December 31, 2007, compared to $12.8 million for the year ended December 31, 2006. The increase of $17.7 million during the year ended December 31, 2007 resulted from $11.7 million of interest income earned on higher cash and investment balances and higher interest rates, $4.1 million of gain on the sale of investments in publicly-traded equity securities and $1.9 million of foreign exchange gains.

Income Tax Expense

Our income tax expense was $130.9 million, $92.7 million, and $48.1 million during the years ended December 31, 2008, 2007, and 2006, respectively. The effective tax rate for 2008 was approximately 39.0%, which differed from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit and non-deductible stock option compensation, partially offset by research and development tax credit and domestic production deductions generated in 2008. The effective tax rate for 2007 was approximately 39.1%, which differed from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit, partially offset by research and development tax credit generated in 2007. The effective tax rate for 2006 was approximately 40.0%, which differed from the U.S. federal statutory rate of 35% primarily as a result of state income taxes net of federal benefit. A significant portion of the income taxes recorded during years ended December 31, 2008, 2007 and 2006 did not result in cash outlays during the years due to the utilization of net operating loss carryforwards and tax credit carryforwards as well as tax deductions related to employee stock options.

As of December 31, 2008, the Company did not have significant federal and state net operating loss carry forwards that can be utilized to offset future taxable income.

As of December 31, 2008, the Company had no recognized research credit carry forwards for both federal and California tax purposes.

Liquidity And Capital Resources

Sources and Uses of Cash

Cash generation is one of the fundamental strengths of our business model and provides us with substantial financial flexibility in meeting our operating, investing and financing needs. Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $330.3 million at December 31, 2006, to $635.4 million at December 31, 2007, to $901.9 at December 31, 2008. The increase in cash and cash equivalents in fiscal year 2008 was primarily due to $278.2 million of cash generated from operating activities, $44.7 million of cash provided by stock option exercises and employee stock purchases, and $53.3 million of realized excess tax benefits from share-based compensation offset by cash used for capital expenditures of $106.0 million.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for discussion on impact of interest rate risk and market risk on our investment portfolio.

Consolidated Cash Flow Data

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by (used in)
Operating activities	$278,235	$205,687	$99,845
Investing activities	(304,528)	(236,400)	(113,353)
Financing activities	97,980	118,847	42,183
Effect of exchange rates on cash and cash equivalents	111	301	207

Net increase in cash and cash equivalents	$71,798	$88,435	$28,882

Operating Activities

During the year ended December 31, 2008, cash flow from operations of $278.2 million exceeded our net income of $204.3 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock compensation, taxes, and depreciation and amortization of long-lived assets. These non-cash charges totaled $83.9 million.

2)	We experienced rapid growth in our business with revenues increasing 46% during the year ended December 31, 2008. Our net investment in working capital and other operating assets totaled $9.9 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other current liabilities. Accounts receivable increased $39.7 million or 30% in 2008, reflecting increased revenue and the timing of system sales. Inventory increased $31.1 million or 96% in 2008 primarily due to lower than expected system revenue in the fourth quarter of fiscal 2008. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $24.6 million or 45% in 2008, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $32.3 million or 34% in 2008, reflecting changes in the volume of our business, timing of vendor payments and increase in unrecognized tax benefits.

During the year ended December 31, 2007, cash flow from operations of $205.7 million exceeded our net income of $144.5 million for two primary reasons:

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

During the year ended December 31, 2006, cash flow from operations of $99.8 million exceeded our net income of $72.0 million for two primary reasons:

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

Investing Activities

Net cash used in investing activities during the years ended December 31, 2008, 2007, and 2006 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $198.6 million,

$212.4 million, and $95.3 million, respectively, and purchases of property and equipment and licensing of intellectual property of $106.0 million, $24.0 million, and $18.1 million, respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. As of December 31, 2008, the current yield to maturity on our investment portfolio is approximately 3%. We are not a capital-intensive business. Our purchases of property and equipment in 2008, 2007, and 2006 related mainly to facilities and information technology infrastructure to support capacity expansion in our business. Similarly, our investments of $43.5 million in acquired intellectual property rights are for use in the development of robotic surgical products.

Financing Activities

Net cash provided by financing activities in 2008, 2007 and 2006 consisted primarily of proceeds from stock options, employee stock purchases and warrants exercises of $44.7 million, $56.0 million and $19.1 million, respectively, and excess tax benefits from stock-based compensation of $53.3 million, $62.9 million and $23.0 million, respectively. The decrease in proceeds from stock options and employee stock purchases during the year ended December 31, 2008 was primarily due to lower stock price during the fourth quarter of fiscal 2008.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our customer support and product development activities and for other general corporate activities. During 2008, despite the economic downturn, we experienced significant business expansion. We increased revenue by 46%, invested in new facilities, invested in several intellectual property rights, and increased our headcount by 37%. We generated $204.3 million of net income, which represented the major driver of the net cash provided by operating activities in 2008. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating leases	$2,956	$1,298	$1,622	$36
Purchase commitments and obligations	137,936	116,295	20,391	1,250

Total contractual obligations	$140,892	$117,593	$22,013	$1,286

Operating leases: We lease office spaces in the United States, Switzerland, and Mexico. We also lease automobiles for certain employees. Operating lease amounts include future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year.

Purchase commitments and obligations. These amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Other commitments. Effective January 1, 2007, the Company adopted the provisions of FIN 48. We are unable to make a reasonably reliable estimate as to when payments may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See Note 9 of notes to the consolidated financial statements for additional information.

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP, which requires us to make judgments, estimates and assumptions. Note 2, “Summary of Significant Accounting Policies” in Notes to the Consolidated Financial Statements, which is included in Item 8. Financial Statements and Supplementary Data, describes our significant accounting policies and methods used in the preparation of our consolidated financial statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•	the valuation and recognition of investments, which impacts our investment portfolio balance when we assess fair value, and interest and other income, net, when we record impairments;

•	the valuation of revenue and accounts receivable, which impacts revenue;

•	the valuation of inventory, which impacts gross margins;

•

the assessment of recoverability of intangibles and the estimated useful lives, which primarily impacts gross margin or operating expenses when we record asset impairments or accelerate their amortization;

•	the valuation and recognition of share-based compensation, which impacts gross margin and operating expenses; and

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes.

Investments in Debt Securities

Fair Value

Our investment portfolio may at any time contain investments in U.S Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in the relatively short periods of time. Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157) establishes three levels of inputs that may be used to measure fair value (see “Note 3: Investments and Fair Value Measurements” in the Notes to the Consolidated Financial Statements of this Form 10-K). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments generally represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

All of the securities classified as Level 3 instruments are municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. These ARS securities represent approximately 10% of our total investment portfolio. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction market cessation, we continue to earn interest on our ARS investments at the contractual rate. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2008, our investment advisors provided a valuation for the ARS investments utilizing a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis we prepared internally. Based on this Level 3 valuation, we valued the ARS investments at $79.1 million, which represents a decline in value of $15.6 million from par. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, thereby could result in significant changes to the fair value of ARS.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value auction-rate securities originally purchased from UBS (approximately $71.2 million of par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

The enforceability of the Right results in a put option and is recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. We elected to account for this put option at fair value under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). We valued the put option using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of this Right. The value of the put option of $11.6 million, which largely offsets the unrealized loss on the ARS securities subject to the Right is included in the Consolidated Balance Sheet as of December 31, 2008 as long-term investments and on the Statement of Income together with the unrealized loss on the ARS subject to the Right for the year ended December 31, 2008 as Interest and Other Income, net. We believe that subsequent changes in the value of the put option will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement.

The remaining ARS is held by another investment advisor, who has not made an offer similar to UBS and we continue to classify them as available-for-sale securities. Accordingly, the change in associated market value has been recorded against other comprehensive income during the year ended December 31, 2008. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Other-than-temporary impairment

After determining the fair value of our available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or we determine that the decline in value is other-than-temporary. The primary differentiating factors considered by us to classify its impairments between temporary and other-than-temporary impairments are our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.

No impairment charges were recorded during the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008 and 2007, our cumulative unrealized gains (losses) related to our investments classified as available-for-sale was approximately $(3.2) million and 0.4 million, respectively. These unrecognized losses could be recognized in the future if our other-than-temporary assessment changes.

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

Intangible Assets. Our intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include developed technology, patents, and licenses. All of our identifiable intangibles have finite lives.

FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) provides that goodwill and intangible assets with indefinite lives are subject to an annual impairment review (or more frequent if impairment indicators arise) by applying a fair-value based test. There have been no impairments from the analysis required by SFAS 142.

Identifiable intangible assets with finite lives are subject to impairment testing as prescribed by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Pursuant to the provisions of SFAS 144, identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. We evaluate the recoverability of the carrying value of these identifiable intangibles based on estimated undiscounted cash flows to be generated from such assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

We have intangible assets and goodwill on our balance sheet related to the acquisition of Computer Motion, Inc. and the acquisition of other intellectual property. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. We conducted the required intangible assets impairment review during the fourth quarter of 2008. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2008, 2007 and 2006. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

Revenue recognition. We frequently enter into revenue arrangements that contain multiple elements or deliverables such as system and services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement, the determination of whether any undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical in respect to these arrangements to ensure compliance with GAAP. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment and is subject to customer acceptance. If shipments are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

Accounting for stock options. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value. Changes in expected risk-free rate of return do not significantly impact the calculation of fair value, and determining this input is not highly subjective.

We use implied volatility based on freely traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, we considered the following:

•	the volume of market activity of freely traded options, and determined that there was sufficient market activity;

•

the ability to reasonably match the input variables of freely traded options to those options granted by the Company, such as the date of the grant and the exercise price, and determined that the input assumptions were comparable; and

•	the term of freely traded options used to derive implied volatility, which is generally at least one year, and determined that the length of term was sufficient.

The expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. We use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

SFAS 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on our reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than previously estimated forfeiture rate, we may make an adjustment that will result in a decrease to the expense recognized in the financial statements during the period when the rate was changed. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.

Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the Consolidated Statements of Income.

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in the current or subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover substantially all of the deferred tax assets recorded on our Consolidated Balance Sheets as of December 31, 2008. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48), and related guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effective settlement of audit issues, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and taxable or tax exempt municipal bonds (some of which may have an auction reset feature). The securities, other than money market funds, and the ARS for which we have accepted the Right from UBS and were reclassified to trading, are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments excluding auction rate securities as of December 31, 2008 was approximately one year. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.6 million as of December 31, 2008. We do not utilize derivative financial instruments to manage our interest rate risks.

At December 31, 2008, we held approximately $79.1 million of municipal bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments mature, which may be over 20 years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. All ARS are currently AAA rated, the highest rating, except for one which is A2, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. At December 31, 2008, our investment advisors provided a valuation for the ARS investments utilizing a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis we prepared. Based on this Level 3 valuation, we valued the ARS investments at $79.1 million, which represents a decline in value of $15.6 million from par. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, thereby could result in significant changes to the fair value of ARS.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value auction-rate securities originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. The value of the Right may largely offset the decline in fair value of the ARS.

UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have foreign exchange exposures to non-U.S.dollar revenues, operating expenses, accounts receivable, accounts payable and currency bank balances. Our primary exposure is the Euro.

For the year ended December 31, 2008, sales denominated in foreign currencies were approximately 11% of total revenue. For the year ended December 31, 2008, our revenue would have decreased by approximately $9.8 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2008 would have resulted in a $3.4 million decrease in the carrying amounts of those net assets.

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. During the year ended December 31, 2008, we did not utilize derivative financial instruments to manage our exchange rate risks. Subsequent to December 31, 2008, we entered into foreign exchange contracts to hedge a portion of our risk associated with Euro exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Intuitive Surgical, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuitive Surgical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intuitive Surgical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and the financial statement schedule listed in the index at Item 15(a) and our report dated February 4, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 4, 2009

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$194,623	$122,825
Short-term investments	256,746	304,642
Accounts receivable, net of allowances of $4,100 and $3,793 at December 31, 2008 and 2007, respectively	170,107	130,370
Inventory	63,460	32,416
Prepaids and other assets	9,496	13,486
Deferred tax assets	9,458	5,852

Total current assets	703,890	609,591
Property, plant and equipment, net	117,021	68,093
Long-term investments	450,504	207,914
Long-term deferred tax asset	35,899	18,725
Intangible assets, net	56,224	23,474
Goodwill	110,740	110,740
Other assets	346	1,461

Total assets	$1,474,624	$1,039,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,501	$29,791
Accrued compensation and employee benefits	36,930	30,077
Deferred revenue	77,981	53,817
Other accrued liabilities	29,104	18,085

Total current liabilities	164,516	131,770
Deferred revenue	1,271	875

Other accrued liabilities	42,071	18,679

Total liabilities	207,858	151,324

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2008 and 2007, respectively	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 39,183 and 38,470 shares issued and outstanding as of December 31, 2008 and 2007, respectively	39	38
Additional paid-in capital	871,846	694,597
Retained earnings	397,824	193,509
Accumulated other comprehensive (loss) income	(2,943)	530

Total stockholders’ equity	1,266,766	888,674

Total liabilities and stockholders’ equity	$1,474,624	$1,039,998

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Products	$748,325	$516,089	$317,599
Services	126,594	84,739	55,083

Total revenue	874,919	600,828	372,682
Cost of revenue:
Products	200,074	145,654	97,615
Services	54,068	40,888	27,231

Total cost of revenue	254,142	186,542	124,846

Gross profit	620,777	414,286	247,836

Operating expenses:
Selling, general and administrative	230,570	158,685	110,703
Research and development	79,372	48,859	29,778

Total operating expenses	309,942	207,544	140,481

Income from operations	310,835	206,742	107,355
Interest and other income, net	24,368	30,492	12,783

Income before income taxes	335,203	237,234	120,138
Income tax expense	130,888	92,697	48,094

Net income	$204,315	$144,537	$72,044

Net income per common share:
Basic	$5.26	$3.82	$1.96

Diluted	$5.12	$3.70	$1.89

Shares used in computing basic and diluted net income per common share:
Basic	38,877	37,831	36,737

Diluted	39,943	39,021	38,093

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock	Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2005	36,187,910	$36	$465,021	$(20,989)	$(1,477)	$442,591
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan	905,353	1	19,172	(35)	—	19,138
Income tax benefit from stock option exercises	—	—	28,270	—	—	28,270
Stock-based compensation expense related to employee stock plans	—	—	25,480	—	—	25,480
Components of comprehensive income, net of tax:
Net income	—	—	—	72,044	—	72,044
Other comprehensive income (loss)	—	—	—		2,182	2,182

Total comprehensive income						74,226

Balances at December 31, 2006	37,093,263	37	537,943	51,020	705	589,705
Issuance of common stock upon exercise of options and warrants, and under stock purchase plan	1,376,426	1	55,979	—	—	55,980
Income tax benefit from stock option exercises	—	—	65,391	—	—	65,391
Stock-based compensation expense related to employee stock plans	—	—	36,278	—	—	36,278
Adjustments to initially apply FIN 48	—	—	(994)	(2,048)	—	(3,042)
Components of comprehensive income, net of tax:
Net income	—	—	—	144,537	—	144,537
Other comprehensive income (loss)	—	—	—	—	(175)	(175)

Total comprehensive income						$144,362

Balances at December 31, 2007	38,469,689	$38	$694,597	$193,509	$530	$888,674
Issuance of common stock upon exercise of options and under stock purchase plan	713,242	1	44,677	—	—	44,678
Income tax benefit from stock option exercises	—	—	55,926	—	—	55,926
Stock-based compensation expense related to employee stock plans	—	—	76,646	—	—	76,646
Components of comprehensive income, net of tax:
Net income	—	—	—	204,315	—	204,315
Other comprehensive income (loss)	—	—	—	—	(3,473)	(3,473)

Total comprehensive income						$200,842

Balances at December 31, 2008	39,182,931	$39	$871,846	$397,824	$(2,943)	$1,266,766

See accompanying notes.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$204,315	$144,537	$72,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,633	11,011	8,269
Amortization of intangible assets	10,451	2,016	1,740
Gain on sale of investments	—	(4,075)	—
Income tax benefits related to an acquisition	—	7,500	6,398
Deferred income taxes	(20,495)	3,913	9,080
Share-based compensation expense of stock options and employee stock purchases	76,646	36,292	25,260
Excess tax benefit from stock-based compensation	(53,303)	(62,868)	(23,040)
Income tax benefits related to stock option exercises	55,926	65,391	28,270
Changes in operating assets and liabilities:
Accounts receivable	(39,740)	(35,687)	(41,853)
Inventory	(31,064)	(8,213)	(9,020)
Prepaids and other assets	3,966	(6,771)	(162)
Accounts payable	(9,239)	18,646	3,107
Accrued compensation and employee benefits	6,890	8,802	5,966
Deferred revenue	24,559	17,306	11,874
Other accrued liabilities	34,690	7,887	1,912

Net cash provided by operating activities	278,235	205,687	99,845

Investing activities:
Purchase of investments	(732,698)	(688,345)	(301,001)
Proceeds from sales and maturities of investments	534,143	475,952	205,702
Acquisition of property and equipment	(62,473)	(20,256)	(15,854)
Licensing and purchase of intellectual property	(43,500)	(3,751)	(2,200)

Net cash used in investing activities	(304,528)	(236,400)	(113,353)

Financing activities:
Proceeds from issuance of common stock, net	44,677	55,979	19,143
Excess tax benefit from stock-based compensation	53,303	62,868	23,040

Net cash provided by financing activities	97,980	118,847	42,183

Effect of exchange rate changes on cash and cash equivalents	111	301	207
Net increase in cash and cash equivalents	71,798	88,435	28,882
Cash and cash equivalents, beginning of year	122,825	34,390	5,508

Cash and cash equivalents, end of year	$194,623	$122,825	$34,390

Supplemental cash flow information:
Income taxes paid	$61,450	$11,300	$3,084

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. During fiscal 2008, the Company established subsidiaries in Belgium, Mexico and the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation and recognition of investments, the valuation of the revenue and accounts receivable, the valuation of inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2008, 68% and 32%, respectively, of accounts receivable were from customers located in the United States and other countries. As of December 31, 2007, 69% and 31%, respectively, of accounts receivable were from customers located in the United States and other countries. No single customer represented more than 10% of net accounts receivable as of December 31, 2008 and 2007.

During each of the years ended December 31, 2008 and 2007, domestic and international revenue accounted for 78% and 22%, respectively, of total revenue. During the year ended December 31, 2006, domestic and international revenue accounted for 83% and 17%, respectively, of total revenue. No single customer represented more than 10% of total revenue for the years ended December 31, 2008, 2007 and 2006.

The Company’s da Vinci Surgical Systems and related instruments and accessories accounted for substantially all of the Company’s product revenue during the years ended December 31, 2008, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.

Investments

Available-for-sale and trading investments. The Company’s investments consist of U.S. Treasury and U.S. government agency securities, taxable and tax exempt municipal notes, some of which may have an auction reset feature (auction rate securities or ARS), corporate notes and bonds, commercial paper, and money market funds. We designated all investments, except for ARS held by UBS, as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. During the fourth quarter of fiscal 2008, the Company reclassified ARS held by UBS from available-for-sale to trading securities. Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 3 for further detailed discussion. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Other-than-temporary impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2008, 2007 and 2006 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

Allowance for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products.

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Inventory

Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor, direct subcontractor costs, and manufacturing overhead. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. These factors are impacted by market and economic conditions, technology changes and new product introductions and require estimates.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Building	15 years
Building improvements	5 years
Leasehold improvements	Lesser of useful life or term of lease
Equipment and furniture	5 years
Computer equipment	3 years
Purchased software	3-5 years

Depreciation expense for years ended December 31, 2008, 2007 and 2006 was $14.6 million, $11.0 million and $8.3 million, respectively.

Capitalized Software Costs for Internal Use

The Company capitalizes the costs of computer software development or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized computer software costs consist of purchased software licenses, implementation and consulting costs for certain projects that qualify for capitalization. Costs related to preliminary project assessment, research and development, re-engineering, training and application management are all expensed as incurred. The Company capitalized costs for enhancement of the enterprise resource planning software system (“ERP System”) and other internal use software of approximately $8.6 million and $5.1 million during the years ended December 31, 2008 and 2007, respectively. Upon being placed in service, these costs are being depreciated over an estimated useful life of 5 years.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired from Computer Motion, Inc., is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company performed this assessment as of December 31, 2008 and no impairment charges were recorded.

The Company’s intangible assets are comprised of purchased intellectual property and acquired intangibles from the purchase of Computer Motion, Inc. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method, over their respective useful lives, which range from approximately 3 to 7 years.

Impairment of Long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, the Company screens for impairment, and if any possible impairment exists, the Company then undertakes a second step of measuring such impairment. Goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise), and the last impairment test was completed on December 31, 2008 for the fiscal year ended December 31, 2008. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2008, there has been no impairment of goodwill.

The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible and tangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Acquired intangible assets with definite useful lives are amortized over their useful lives. The Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

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

The Company’s system revenue contains a software component. The Company believes that this software element is an incidental part of each system. The software element within the Company’s products is not sold or marketed separately to customers, and the software does not operate independently of each system. Furthermore, the software development effort does not require a significant cost to the Company relative to the overall development cost of the product. As such, the software the Company provides is incidental to each system as a whole and the software revenue guidance provided in Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), is not applicable to the Company’s revenues.

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

For an arrangement with multiple deliverables, the Company recognizes system revenue in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) with revenues allocated among the different elements. The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales and service contracts. Each of these elements represents individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements do not contain a right of return relative to the delivered item. The Company determines fair value based on the price of the undelivered element when it is sold separately. In accordance with the guidance in EITF No. 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the system sale.

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

The Company’s system contracts do not allow rights of return. The Company’s distributors do not have price protection rights. The Company records an allowance on instruments and accessories sales returns based on historical returns experience.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(revised), “Share-Based Payment” (SFAS 123(R)). SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. Pursuant to SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. SFAS No. 123(R) requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

SFAS No. 128, “Earnings per Share”, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in APIC when the award becomes deductible are all assumed to be used to repurchase shares.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to customers for shipping and handling are reported as revenue.

Research and Development Expenses

Research and development (or “R&D”) expenses include amortization of purchased intellectual property, costs associated with co-development R&D licensing arrangements, salaries, benefits and other headcount related costs, contract and other outside service fees, and facilities and overhead costs. The costs of acquisition of technology are capitalized if they have alternative future uses in other R&D projects and amortized over their estimated useful lives.

Foreign Currency Translation and Remeasurement

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation” (SFAS 52). The Company has determined that the functional currency of its subsidiaries should be their local currency, with the exception of its subsidiaries in the Cayman Islands and Switzerland, whose functional currency is the U.S. dollar. For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date and revenues and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are included in accumulated other comprehensive income within stockholders’ equity in the accompanying consolidated balance sheets.

For all non functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange gain or a loss which is recorded to other income, net in the same accounting period that the re-measurement occurred. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $(1.5) million, $3.1 million, and $1.2 million of foreign exchange gain (loss), respectively.

From time to time, the Company may engage in currency hedging strategies to offset the effect of currency exchange fluctuations, but the protection offered by these hedges depends upon the timing of transactions, forecast volatility, effectiveness of such hedges, the extent of currency fluctuation and the effectiveness of such hedges. During the years ended December 31, 2008, 2007 and 2006, the Company has not engaged in any such hedging strategies.

Subsequent to December 31, 2008, the Company entered into foreign exchange contracts to hedge its Euro balances at December 31, 2008 and a portion of expected revenue for the first six months of fiscal 2009.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007.

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

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2008 and 2007, over 98% of all long-lived assets were maintained in the United States. For the years ended December 31, 2008, 2007 and 2006, 78%, 78% and 83%, respectively, of net revenue were generated in the United States.

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The Company considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on its financial condition, results of operation, or cash flows since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

New Accounting Pronouncements

In November 2008, the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP No.142-3 to have a material impact on its consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective for the Company beginning in the first quarter of 2009.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For Intuitive, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. Early adoption is not permitted. When SFAS 141(R) becomes effective, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the current accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141(R) is not expected to have a significant impact on the Company’s consolidated financial statement for acquisitions prior to January 1, 2009.

NOTE 3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following table summarizes the Company’s investments, excluding put option from UBS (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Short-term investments:
Commercial paper	$34,186	$81	$—	$34,267
U.S. corporate debt	109,048	590	(582)	109,056
U.S. treasuries	12,408	145	—	12,553
U.S. government agencies	100,032	858	(20)	100,870

Total short-term investments	$255,674	$1,674	$(602)	$256,746

Long-term investments:
Municipal notes	$131,483	$170	$(3,992)	$127,661
U.S. corporate debt	166,215	1,152	(3,970)	163,397
U.S. treasuries	21,987	648	—	22,635
U.S. government agencies	123,458	1,748	—	125,206

Total long-term investments	$443,143	$3,718	$(7,962)	$438,899

Total short and long-term investments	$698,817	$5,392	$(8,564)	$695,645

December 31, 2007
Short-term investments:
Commercial paper	$43,953	$35	$(1)	$43,987
Municipal notes	156,250	—	—	156,250
U.S. corporate debt	88,499	15	(106)	88,408
U.S. government agencies	15,997	3	(3)	15,997

Total short-term investments	$304,699	$53	$(110)	$304,642

Long-term investments:
Municipal notes	$2,000	$12	$—	$2,012
U.S. corporate debt	154,573	914	(319)	155,168
U.S. government agencies	50,593	141	—	50,734

Total long-term investments	$207,166	$1,067	$(319)	$207,914

Total short and long-term investments	$511,865	$1,120	$(429)	$512,556

The following table summarizes the maturities of the Company’s investments, excluding put option from UBS at December 31, 2008 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$255,674	$256,746
Due 1-5 years	360,098	359,829
Due >5 years	83,045	79,070

Total	$698,817	$695,645

During the years ended December 31, 2008 and 2006, realized gains or losses recognized on the sale of investments were not material. During the year ended December 31, 2008, the Company recognized $11.6 million on the gain of the put right from UBS largely offset by the loss on the UBS ARS. During the year ended December 31, 2007, the Company realized gains of approximately $4.1 million on the sale of publicly-traded equity securities. As of December 31, 2008 and 2007, unrealized gain (loss) on investments, net of tax, of ($3.2) million and $0.4 million, respectively, were included in accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.

The following tables present the breakdown of the investments with unrealized losses at December 31, 2008 and 2007 (in thousands):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal notes	$15,591	$(17)	$—	$—	$15,591	$(17)
Auction rate securities	79,070	(3,975)	—	—	79,070	(3,975)
U.S. corporate debt	102,396	(4,281)	9,721	(271)	112,117	(4,552)
U.S. government agencies	9,984	(20)	—	—	9,984	(20)

	$207,041	$(8,293)	$9,721	$(271)	$216,762	$(8,564)

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$3,963	$(1)	$—	$—	$3,963	$(1)
U.S. corporate debt	84,337	(397)	19,271	(28)	103,608	(425)
U.S. government agencies	999	(1)	999	(2)	1,998	(3)

	$89,299	$(399)	$20,270	$(30)	$109,569	$(429)

The unrealized losses on the investments in U.S. corporate debt and U.S. government agencies were the result of overall market risk aversion, lack of demand for securities that are non-government guaranteed, and the relative widening of credit spreads relative to the U.S. treasuries. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value is attributable to changes in market conditions and not credit quality, and since the Company has the ability and intent to hold those investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of December 31, 2008.

In February 2008, auctions began to fail for these securities and each auction since then has failed. Approximately 10% of the Company’s investments portfolio comprises of these ARS, whose underlying assets are student loans which are substantially backed by the federal government. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus.

Consequently, the investments are not currently liquid. All ARS are currently rated AAA, the highest rating, except for one which is rated A2, by a rating agency. The Company does not expect the need to access these funds in the short-term; however, in the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Based on this, along with the underlying maturities of the securities, a portion of which is greater than 20 years, the Company has classified auction rate securities as long-term assets on its Consolidated Balance Sheet as of December 31, 2008. The ARS were classified as short-term investments as of December 31, 2007. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receive interest on its ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In November 2008, the Company accepted an offer (the “Right”) from UBS AG (“UBS”), one of its investment providers, entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $71.2 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, the Company also granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. In lieu of the acceptance of the Right, ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails.

UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Right represents a firm agreement in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2008, the Company recorded $11.6 million as the fair value of the put option asset, classified as long-term investment on the Balance Sheet as of December 31, 2008, with a corresponding credit to Interest and other income, net, in the Consolidated Statement of Income for the year ended December 31, 2008. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. The Company valued the Right using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, the Company recorded its ARS as available-for-sale investments, and therefore recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in Stockholders’ Equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, the Company has reclassified its ARS subject to the Right and held by UBS from available-for-sale to trading in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to its agreement with UBS, the management’s intent was to hold the ARS until the earlier of anticipated recovery in market value or maturity. Upon transfer to trading securities, the Company immediately recognized a loss of $11.6 million, included in Interest and other income, net, for the amount of the unrealized loss not previously recognized in earnings. The Company holds additional ARS with another investment advisor who has not made an offer similar to UBS. These ARS will continue to be held as available-for-sale. The Company intends to retain its investment in the issuer until the earlier of anticipated recovery in market value or maturity and as a result has not recorded an other-than-temporary loss on these ARS.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$156,729	$—	$—	$156,729
Commercial paper	—	37,465	—	37,465
Municipal notes	—	48,590	79,070	127,660
Put option	—	—	11,605	11,605
Corporate debt		272,453	—	272,453
U.S. Treasuries	45,188	—	—	45,188
U.S. government agencies		226,077	—	226,077

Total	$201,917	$584,585	$90,675	$877,177

Amounts included in:
Cash and cash equivalents	$166,729	$3,198	$—	$169,927
Short-term investments	$12,553	$244,193		$256,746
Long-term investments	$22,635	$337,194	$90,675	$450,504

Total	$201,917	$584,585	$90,675	$877,177

Historically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2008, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by the Company. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The Company valued the Right as a put option asset using a discounted cash flow approach including estimates of, based on Level 3 data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table provides reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2008	$—	$—
Transferred to Level 3	—	158,262
Purchases	—	20,150
Sales/Maturities	—	(83,762)
Issuance of put	11,605	—
Total gains or (losses):
Included in other comprehensive income	—	(3,975)
Included in earnings	—	(11,605)

Balance at December 31, 2008	$11,605	$79,070

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in thousands):

	December 31,
	2008	2007
Inventory:
Raw materials	$19,901	$12,809
Work-in-process	4,097	3,257
Finished goods	39,462	16,350

Total	$63,460	$32,416

Property, plant and equipment, net:
Building	$22,944	$22,944
Land	33,571	15,520
Computer equipment	5,598	4,874
Equipment and furniture	32,020	25,616
Building/leasehold improvements	15,378	13,072
Purchased software	25,953	15,924
Construction-in-process	28,751	4,070

	164,215	102,020
Less accumulated depreciation	(47,194)	(33,927)

Total Property, plant and equipment, net	$117,021	$68,093

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill amounts relate to the acquisition of Computer Motion, Inc in June 2003. The changes in the carrying amount of goodwill during the year ended December 31, 2007 were the result of adjustments to deferred tax assets acquired and realized tax benefits from stock options issued in the Computer Motion acquisition.

Intangibles

The following tables present details of the Company’s total intangible assets (in thousands):

December 31, 2008	Gross	Accumulated Amortization	Impairment	Net
Core technology	$3,300	$2,592	$—	$708
Customer relationships	1,300	1,300	—	—
Purchased intellectual property	73,388	17,909	—	55,479
Other intangible assets	500	172	291	37

Total intangible assets, net	$78,488	$21,973	$291	$56,224

December 31, 2007	Gross	Accumulated Amortization	Impairment	Net
Core technology	$3,300	$2,121	$—	$1,179
Customer relationships	1,300	1,300	—	—
Purchased intellectual property	30,187	7,953		22,234
Other intangible assets	500	148	291	61

Total intangible assets, net	$35,287	$11,522	$291	$23,474

The Company acquired intellectual property for $43.5 million and $19.7 million during the years ended December 31, 2008 and 2007, respectively. The weighted average useful lives was five years for each of the years ended December 31, 2008 and 2007. Amortization expense related to intangible assets was $10.5 million, $2.0 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2008 is as follows (in thousands):

Fiscal Year	Amount
2009	$14,505
2010	14,073
2011	12,055
2012	11,293
2013	4,184
Thereafter	114

Total	$56,224

NOTE 6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space in Milford, Connecticut, in Aubonne, Switzerland and in Mexicali, Mexico. The Company leases automobiles for certain sales employees. These leases have varying terms, predominantly no longer than three years.

Future minimum lease commitments under the Company’s operating leases as of December 31, 2008 are as follows (in thousands):

2009	$1,298
2010	1,091
2011	531
2012	36
2013 and beyond	—

$2,956

Other commitments include an estimated amount of approximately $138.0 million of all open cancellable purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services.

CONTINGENCIES

The Company is subject to various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringements, contract disputes, and other matters. The Company does not know whether it will prevail in these matters nor can it assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, the Company believes that it has meritorious defenses to these actions and should an unfavorable outcome arise, there can be no assurance such outcome would not have material adverse effect on its future results of operations, liquidity or financial position. In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS 5), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

NOTE 7. STOCKHOLDERS’ EQUITY

COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	December 31,
	2008	2007
Accumulated net unrealized gain (loss) on available-for-sale securities	$(3,170)	$412
Foreign currency translation adjustments	227	118

Total accumulated other comprehensive income (loss)	$(2,943)	$530

The components of comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income	$204,315	$144,537	$72,044
Foreign currency translation adjustments	109	12	22
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during period	(15,187)	2,258	2,160
Less: reclassification adjustment for gains (losses) realized in net income	11,605	(2,445)	—

Total other comprehensive income	$200,842	$144,362	$74,226

WARRANTS

In conjunction with the Computer Motion acquisition in June 2003, the Company assumed warrants to purchase 724,729 shares of common stock at a weighted average exercise price of $20.52 per share. The warrants were fully vested and immediately exercisable.

The following table summarizes the warrants activity during the years ended December 31, 2007 and 2006:

	2007		2006
	Number of Shares Under Warrant	Weighted Average Exercise Price	Number of Shares Under Warrant	Weighted Average Exercise Price
Outstanding at January 1	87,149	$13.24	238,703	$16.24
Warrants exercised	(79,306)	$12.84	(151,554)	$17.96
Warrants expired	(7,843)	$17.31	—	$—

Outstanding at December 31	—	$—	87,149	$13.24

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

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of stockholders. The plan provides an initial grant of 15,000 shares, reduced to 10,000 shares in October 2008, to members of the Board who are not employees of the

Company (“External Directors”). At any subsequent year, each External Director who has been an External Director for at least six months is granted an option to purchase 5,000 (decreased to 4,250 in October 2008) additional shares. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed ten years. Initial grants are vested over a three-year period with one-third of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Annual grants are vested one year from the date of the grant.

2000 Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (ESPP). The plan contains an evergreen provision whereby the authorized shares are automatically increased concurrent with the Company’s annual meeting of shareholders. Employees are generally eligible to participate in the Employee Stock Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not 5% stockholders of the Company. Under the Employee Stock Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is twenty-four months long and is divided into four shorter purchase periods approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A two-year look-back feature in the ESPP causes the offering period to reset if the fair value of the Company’s common stock on the purchase date is less than that on the original offering date. ESPP purchases by employees are settled with newly-issued common stock from the ESPP’s previously authorized and available pool of shares.

The Company issued 85,850, 103,943 and 138,825 shares under the Employee Stock Purchase Plan, representing approximately $8.9 million, $6.2 million and $4.8 million in employee contributions for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there were approximately 732,850 shares reserved for grant under this program.

STOCK OPTION PLAN INFORMATION

Option activity under the 2000 and Directors’ Plans were as follows:

		STOCK OPTIONS OUTSTANDING
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2007 (with 1,446,466 options exerciseable at a weighted-average exercise price of $50.29 per share and with 2,972,672 options vested and expected to vest at a weighted-average exercise price of $86.66 per share)	7,595,732	3,136,231	$88.20
Options authorized	2,094,843	—
Options granted	(1,403,357)	1,403,357	290.13
Options exercised	—	(627,392)	57.07
Options canceled/expired	162,141	(162,911)	220.73

Balance at December 31, 2008 (with 1,791,270 options exerciseable at a weighted-average exercise price of $100.71 per share and with 3,551,419 options vested and expected to vest at a weighted-average exercise price of $160.68 per share)	8,449,359	3,749,285	$163.25

The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $140.9 million, $184.5 million, and $55.6 during the years ended December 31, 2008, 2007, and 2006, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2008, 2007 and 2006 was $44.7 million, $55.0 million and $17.8 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrisic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrisic Value (1)
$0.00–47.86	838,961		$28.62		812,528		$28.01
$48.15–112.66	1,160,113		106.42		563,976		104.21
$113.06–303.00	757,691		210.90		203,367		167.03
$303.27–303.27	858,974		303.27		180,819		303.27
$309.46–353.00	133,546		331.74		30,580		329.10

TOTAL	3,749,285	7.7	$163.25	$107,478,081	1,791,270	6.5	$100.71	$93,934,893

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $126.99 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2008, the shares vested and expected to vest had a weighted average remaining contractual life of 7.6 years and aggregate intrinsic value of $105.8 million.

STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation charges:

	Year Ended December 31,
	2008	2007	2006
Cost of sales—products	$6,311	$3,472	$2,417
Cost of sales—services	5,077	2,276	1,452

Total cost of sales	11,388	5,748	3,869
Selling, general and administrative	48,149	22,560	16,037
Research and development	17,109	7,984	5,354

Stock-based compensation expense before income taxes	76,646	36,292	25,260
Income taxes	23,205	12,651	8,962

Stock-based compensation expense after income taxes	$53,441	$23,641	$16,298

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s employee purchase plan as well as the weighted average assumptions used in calculating these values during the years ended December 31, 2008, 2007 and 2006, were based on estimates at the date of grant as follows:

	Year Ended December 31,
STOCK OPTION PLANS	2008	2007	2006
Average risk free interest rate	2.79%	4.58%	4.76%
Average expected term (years)	5.03	5.16	5.12
Average volatility	52%	39%	49%
Weighted average fair value at grant date	$138.33	$61.19	$55.61

	Year Ended December 31,
	2008	2007	2006
EMPLOYEE STOCK PURCHASE PLAN
Average risk free interest rate	2.18%	4.89%	4.86%
Average expected term (years)	1.3	1.3	1.3
Average volatility	54%	38%	51%
Weighted average fair value at grant date	$108.08	$42.54	$36.28

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

Expected Volatility: The Company uses market-based implied volatility. Market-based implied volatility is derived based on at least one-year traded options on the Company’s common stock. The selection of the proportion of market-based volatility depends, among other things, on the availability of traded options on the Company’s stock and term of such options. Due to sufficient volume of the traded options, the Company used, in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), 100% market-based implied volatility. The selection of the implied volatility approach was based upon the availability of traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

As stock-based compensation expense recognized in the consolidated statements of income during the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

The Company recorded $72.3 million, $33.3 million, and $22.9 million of compensation expense relative to stock options for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, there was $213.8 million of total unrecognized compensation expense related to non-vested stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded $4.4 million, $3.0 million, and $2.4 million of compensation expense relative to employee stock purchases for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, there was approximately $4.5 million of total unrecognized compensation expense related to employee stock purchases. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.3 years.

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $53.3 million, $62.9 million, and $23.0 million for the years ended December 31, 2008, 2007 and 2006 have been classified as a financing cash inflow. The total income tax benefit recognized in the income statement for stock-based compensation costs was $23.2 million, $12.7 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006.

NOTE 8. RESTRUCTURING CHARGES

In January 2007, the Company announced that it is closing its operations in France and moving its international headquarters to Switzerland. The Company believes this restructuring will streamline its international operations and optimize its tax structure for the long term. The Company incurred restructuring costs of approximately $820,000 through the end of 2007, primarily relating to employee severance arrangements, relocation costs and lease termination costs. These amounts are recorded in selling, general and administrative expenses during the year ended December 31, 2007 and no additional costs were incurred during the year ended December 31,2008. As of December 31, 2008, the Company has no outstanding obligations.

NOTE 9. INCOME TAXES

Income before provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S	$284,473	$209,539	$120,128
Foreign	50,730	27,695	10

Total income before provision for income taxes	$335,203	$237,234	$120,138

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$134,722	$85,858	$31,543
State	16,137	5,521	4,903
Foreign	600	590	216

	$151,459	$91,969	$36,662

Deferred
Federal	$(19,075)	$(1,777)	$9,610
State	(1,759)	2,505	1,822
Foreign	263	—	—

	$(20,571)	$728	$11,432

Total income tax expense	$130,888	$92,697	$48,094

Income tax expense differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2008, 2007 and 2006 as a result of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal tax at statutory rate	$117,321	$83,032	$42,048
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	14,378	8,026	5,009
Research and development credit	(2,854)	(2,336)	—
Other	2,043	3,975	1,037

	$130,888	$92,697	$48,094

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$93	$764
Stock-based compensation expense	30,101	12,895
Expenses deducted in later years for tax purposes	17,413	14,048
Other	1,071	—

Gross deferred tax assets	48,678	27,707
Valuation allowance	(1,071)	—

Deferred tax assets	$47,607	$27,707

Deferred tax liabilities:
Identified intangible assets related to acquisitions	$(1,965)	$(2,854)
Other	(285)	(276)

Deferred tax liabilities	$(2,250)	$(3,130)

Net deferred tax assets	$45,357	$24,577

As of December 31, 2008, the Company had state net operating loss carry forwards of approximately $0.7 million. If not utilized, the state loss carry forwards will begin to expire in 2015.

As of December 31, 2008, the Company had no recognized research credit carry forwards for both federal and California tax purposes.

The Company recorded a valuation allowance for deferred tax assets of $1.1 million for the year ended December 31, 2008, which was primarily related to unrealized investment losses included in other comprehensive income. Management had determined that it was not more likely than not the tax benefits related to the unrealized investment loss will be recognized when realized, as such the Company recorded a valuation allowance against these deferred tax assets.

The Company recorded a net increase of its gross unrecognized tax benefits of approximately $20.0 million during the year ended December 31, 2008. The Company had gross unrecognized tax benefits of approximately $22.0 million and $42.0 million as of January 1, 2008 and December 31, 2008, respectively, of which $16.6 million and $36.7 million, if recognized would result in a reduction of the Company’s effective tax rate, respectively. During the year ended December 31, 2008, interest and penalties related to unrecognized tax benefits was approximately $0.9 million, which was included in the income tax provision. The Company recorded majority of its net unrecognized tax benefits in “Other accrued liabilities” on the Consolidated Balance Sheet as of December 31, 2008.

A reconciliation of the change in the balance of gross unrecognized income tax benefits from January 1, 2008 to December 31, 2008 is as follows (in thousands):

Gross Unrecognized Income Tax Benefits
Balance at January 1, 2008	$21,955
Additions for tax positions related to the current year	20,164
Reductions for tax positions related to prior year	(108)

Balance at December 31, 2008	$42,011

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for all years since inception due to utilization of net operating losses and research and development credits generated in prior years.

NOTE 10. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net income	$204,315	$144,537	72,044
Basic:
Weighted-average shares outstanding	38,877	37,831	36,737

Basic net income per share	$5.26	$3.82	1.96

Diluted:
Weighted-average shares outstanding used in basic calculation	38,877	37,831	36,737
Add common stock equivalents	1,066	1,190	1,356

Weighted-average shares used in computing diluted net income per common share	39,943	39,021	38,093

Diluted net income per share	$5.12	$3.70	1.89

Employee stock options to purchase approximately 1,212,700, 74,000 and 875,000 shares for the years ended December 31, 2008, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For employees in the U.S., the Company maintains the Intuitive Surgical, Inc. 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. The Plan allows employees to contribute up to 75% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Employer matching contributions are made solely at the Company’s discretion. No employer matching contributions were made to the Plan during the years ended December 31, 2008, 2007 and 2006.

The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the limit set forth in the Internal Revenue Code. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made during the years ended December 31, 2008, 2007 and 2006.

SELECTED QUARTERLY DATA

(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2008
	Q1	Q2	Q3	Q4
Revenue	$188,194	$219,189	$235,992	$231,545
Gross profit	129,807	156,056	169,575	165,340
Net income	44,781	51,182	57,594	50,758
Net income per common share
Basic	$1.16	$1.32	$1.48	$1.30
Diluted	$1.12	$1.28	$1.44	$1.27

	2007
	Q1	Q2	Q3	Q4
Revenue	$114,229	$140,249	$156,904	$189,446
Gross profit	76,508	94,108	108,470	135,200
Net income	23,802	30,663	40,919	49,154
Net income per common share
Basic	$0.64	$0.81	$1.08	$1.28
Diluted	$0.62	$0.79	$1.04	$1.24

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and sales returns
Year ended December 31, 2008	$3,793	11,976	(11,669)	$4,100
Year ended December 31, 2007	$1,978	7,446	(5,631)	$3,793
Year ended December 31, 2006	$1,591	4,670	(4,283)	$1,978

(1)	Primarily represents amounts returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The names of the directors, their ages as of February 15, 2009 and certain other information about them are set forth below:

Name of Director	Age	Principal Occupation	Director Since
Class I Directors with term expiring at the 2010 Annual Meeting:
Alan J. Levy, Ph.D.	71	Venture Partner, Frazier Healthcare Ventures	2000
Eric H. Halvorson	59	Former President and Chief Operating Officer, Salem Communications Corporation	2003
D. Keith Grossman	48	Former Chief Executive Officer and President of Thoratec Corporation	2004

Class II Directors with term expiring at the 2011 Annual Meeting:
Robert W. Duggan	64	CEO and Chairman of the Board of Directors, Pharmacyclics	2003
Floyd D. Loop, M.D.	72	Former Chief Executive Officer (1989-2004), The Cleveland Clinic	2005
George Stalk Jr.	58	Senior Advisor, Boston Consulting Group	2007

Class III Directors with term expiring at the 2009 Annual Meeting:
Richard J. Kramer	66	President, R.J. Kramer Associates, LLC	2000
Mark J. Rubash	51	Chief Financial Officer, Shutterfly, Inc.	2007
Lonnie M. Smith	64	Chief Executive Officer and Chairman of the Board, Intuitive Surgical, Inc.	1997

The principal occupations and positions for at least the past five years of our directors are described below. There are no family relationships among any of our directors or executive officers.

Alan J. Levy, Ph.D. is a Venture Partner at Frazier Healthcare Ventures since 2007. He serves as chairman of the Board of Directors of Northstar Neuroscience, Inc., a medical device company he co-founded, in 1999. From 1993 to 1998, Dr. Levy served as President and Chief Executive Officer of Heartstream, Inc., a medical device company that was acquired by Hewlett-Packard in 1998. Prior to joining Heartstream, he was President of Heart Technology, Inc., a medical device company that was acquired by Boston Scientific in 1995. Before joining Heart Technology, Dr. Levy was Vice President of Research and New Business Development and a member of the board of Ethicon, a division of Johnson & Johnson. Dr. Levy holds a B.S. in Chemistry from City University of New York and a Ph.D. in Organic Chemistry from Purdue University. Dr. Levy serves as a director of several public and private companies.

Eric H. Halvorson has been a member of our Board of Directors since our acquisition of Computer Motion in June 2003. Mr. Halvorson joined Computer Motion in July 2002 as a member of its Board of Directors. Mr. Halvorson was President and Chief Operating Officer of Salem Communications Corporation from 2007-2008. He was Executive Vice President and Chief Operating Officer of Salem Communications Corporation from 1995 to 2000. Prior to becoming Chief Operating Officer, he was the company’s Vice President and

General Counsel for 10 years. Mr. Halvorson resigned from the Board of Directors of Salem Communications Corporation in November of 2008. From 2000-2003 and 2005-2007, he was a Visiting Professor of Business Law and Accounting and Executive in Residence at Pepperdine University and the Pepperdine Law School. From June 2003 to February 2005, Mr. Halvorson served as President and Chief Executive Officer of The Thomas Kinkade Company. Mr. Halvorson was a partner at Godfrey and Kahn, a law firm based in Milwaukee, Wisconsin from 1976 until 1985. Mr. Halvorson is a Certified Public Accountant and holds a B.S. in Accounting from Bob Jones University and a J.D. from Duke University School of Law.

D. Keith Grossman is currently a Managing Director with the venture capital arm of the private equity firm TPG (Texas Pacific Group), and has spent 25 years in the medical devices and supplies fields. Mr. Grossman served as President and Chief Executive Officer of Thoratec Corp., (THOR) a public medical technology company, from January 1996 to January 2006. Prior to Thoratec, Mr. Grossman held general management and sales and marketing executive positions with Major Pharmaceuticals, Inc., the Calcitek division of Sulzermedica (formerly Intermedics, Inc.), and the McGaw Laboratories Division of American Hospital Supply Corporation. Mr. Grossman remains a member of the Board of Directors of Thoratec, and currently sits on the Boards of Sleep Solutions, Inc., and Vibrynt, Inc. He is a past member of the Board of Directors of Kyphon, Inc. (KYPH) and Acorn Cardiovascular, Inc. Mr. Grossman earned his Bachelor’s Degree from Ohio State University, and his Master’s of Business Administration degree from Pepperdine University.

Robert W. Duggan has been a member of our Board of Directors since our acquisition of Computer Motion in June 2003. Prior to our acquisition of Computer Motion, Mr. Duggan had been Chairman of the Board of Directors of Computer Motion since 1990 and Chief Executive Officer since 1997. Mr. Duggan is currently the CEO and Chairman of the Board of Directors of Pharmacyclics, a pharmaceutical company that focuses on the treatment of cancer and immune-mediated diseases. Mr. Duggan has been a member of the Board of Directors at Pharmacyclics since September 2007. Mr. Duggan is the Founder of the investment firm Robert W. Duggan & Associates. Mr. Duggan has been a private venture investor for more than 30 years and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communication industries. Mr. Duggan has also assisted in corporate planning, capital formation and management for his various investments. He received the Congressman’s Medal of Merit and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac. He is a member of the University of California at Santa Barbara Foundation Board of Trustees.

Dr. Floyd D. Loop is currently retired. Until his retirement in 2004, Dr. Loop served the Cleveland Clinic Foundation for 35 years, holding leadership positions including Chairman of the Department of Thoracic and Cardiovascular Surgery, Chief Executive Officer and Chairman of the Board of Governors (1989-2004). Dr. Loop and his colleagues at the Cleveland Clinic were responsible for developing the use of arterial conduits in coronary artery surgery, for innovations in valve repair and for pioneering technical improvements for re-operations. Dr. Loop has served as the President of the American Association for Thoracic Surgery, as a Director of the American Board of Thoracic Surgery, and as a member of the Medicare Payment Advisory Commission. He has received Honorary Doctor of Science degrees from Cleveland State University, St. Louis University and Purdue University. Dr. Loop is an internationally recognized cardiovascular surgeon, a recipient of the American Heart Association Citation for International Service, and the American College of Cardiology Cummings Humanitarian Award. Dr. Loop received his undergraduate degree from Purdue University and his M.D. from The George Washington University, Washington, D.C. His postgraduate training was at George Washington, the U.S. Air Force at Andrews Air Force Base and at the Cleveland Clinic Foundation. Dr. Loop currently serves on the public boards of Tenet Healthcare Corporation, Valve Xchange, Inc. and Athersys, Inc., and other private corporate boards.

George J. Stalk is currently a Senior Advisor at The Boston Consulting Group (BCG) in the Toronto Office. Prior to that, until December 2008, Mr. Stalk served as a Senior Partner at BCG. Mr. Stalk started with BCG in Boston in 1978 and has been with the firm’s Tokyo and Chicago offices as well. Mr. Stalk received a BS in

Engineering Mechanics from the University of Michigan, MS in Aeronautics and Astronautics from Massachusetts Institute of Technology and MBA from Harvard Business School. Mr. Stalk has led BCG’s worldwide innovation efforts and co-authored several best-selling books on business strategy including Kaisha: the Japanese Corporation, Competing Against Time, Hardball: Are You Playing to Play or Playing to Win? and Five Future Strategies You Need Right Now.

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

Mark J. Rubash joined our board in October 2007. Mr. Rubash is the Chief Financial Officer at Shutterfly, Inc. Prior to joining Shutterfly in November 2007, Mr. Rubash was the Chief Financial Officer of Rearden Commerce from August 2007 to November 2007 and previous to that, Mr. Rubash was a Senior Vice President at Yahoo! Inc. from February 2007 to July 2007. Prior to joining Yahoo!, Mr. Rubash held various senior positions at eBay Inc from February 2001 to July 2005. From January 2000 to November 2000, Mr. Rubash was the Chief Financial Officer at Critical Path, Inc. From October 1987 to January 2000, Mr. Rubash was an audit partner at PriceWaterhouseCoopers, where he was most recently the Global Leader for their Internet Industry Practice and Practice Leader for their Silicon Valley Software Industry Practice. Mr. Rubash received his BS in Accounting from California State University Sacramento. Mr. Rubash is currently a member of the Board of Directors and Chairman of the Audit Committee of Line 6 Corporation, a privately-held music products manufacturer located in Calabasas, CA.

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

Board Committees

Our board of directors has established an audit committee, a compensation committee and a governance and nominating. Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate. Our board of directors has delegated various responsibilities and authority to its committees as generally described below. The committees will regularly report on their activities and actions to the full board of directors. Each committee of our board of directors has a written charter approved by our board of directors which is available on our website at www.intuitivesurgical.com.

During 2008, our Board of Directors held five meetings and each director attended all of those meetings. Members of the Board and its committees also consulted informally with management from time to time and acted at various times by written consent without a meeting during fiscal 2008.

The following table reflects the current membership of each Board committee:

Committee Membership
Name	Audit	Goverance and Nominating	Compensation Committee
Alan J. Levy, Ph.D.		Chair	✓
Eric H. Halvorson	✓		✓
D. Keith Grossman			Chair
Floyd D. Loop, M.D.		✓
George Stalk Jr.		✓
Richard J. Kramer	✓
Mark J. Rubash	Chair

Audit Committee

The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee reviews and discusses with management and our independent accountants the annual audited and quarterly financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of our independent accountants, and prepares the Audit Committee Report included in this Annual Report on Form 10-K in accordance with rules and regulations of the Securities and Exchange Commission.

All of the Audit Committee members meet the existing independence and experience requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission. In 2008, the Audit Committee met eight times and each then-current member of the Audit Committee, except one, attended all of those meetings. Mr. Grossman did not attend one meeting held during the period when he was still a member of the committee. The Board of Directors has determined that Mr. Rubash is an “Audit Committee Financial Expert”, as defined in Item 407(d)(5)(iii) of Regulation S-K. The Audit Committee has engaged Ernst & Young LLP as our independent accountants for fiscal year 2009.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. All of the Governance and Nominating Committee members meet the existing independence and experience requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission. The Governance and Nominating Committee met three times during the fiscal year ended December 31, 2008 and all members of the committee attended all of those meetings.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers, approves corporate goals and recommends to the Board of Directors stock option grants for our executive officers. The Compensation Committee reviews and discusses with management the disclosure regarding executive compensation to be included in our annual proxy statement, and recommends to the Board inclusion of the Compensation Discussion and Analysis (“CD&A”) in our Annual Report on Form 10-K.

All of the Compensation Committee members meet the existing independence and experience requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission. In 2008, the Compensation Committee met five times and all members of the Compensation Committee attended all of those meetings.

Attendance at the Annual Meeting

We encourage, but do not require, our Board members to attend the annual meeting of shareholders. All members of the board of directors attended our 2008 Annual Meeting of Shareholders.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Director Compensation Table

The following Director Compensation Table (DCT) sets forth summary information concerning the compensation paid to our non-employee directors in 2008 for services to our company.

Name	Fees earned or paid in cash ($)	Option Awards ($) (8)	Total ($)
D. Keith Grossman (1)	48,750	507,654	556,404
Alan J. Levy (2)	51,750	507,654	559,404
Robert W. Duggan (3)	34,250	507,654	541,904
Eric H. Halvorson (4)	44,750	507,654	552,404
Richard J. Kramer (5)	47,750	507,654	555,404
Floyd D. Loop (6)	37,250	603,989	641,239
Mark J. Rubash (7)	44,500	1,042,928	1,087,428
George Stalk Jr. (7)	37,250	1,042,928	1,080,178

Total	346,250	5,228,115	5,574,365

(1)	12,500 options were outstanding as of 12/31/08, of which 7,500 were exercisable as of 12/31/08
(2)	22,500 options were outstanding as of 12/31/08, of which 17,500 were exercisable as of 12/31/08
(3)	22,500 options were outstanding as of 12/31/08, of which 17,500 were exercisable as of 12/31/08
(4)	8,500 options were outstanding as of 12/31/08, of which 3,500 were exercisable as of 12/31/08
(5)	15,000 options were outstanding as of 12/31/08, of which 10,000 were exercisable as of 12/31/08
(6)	30,000 options were outstanding as of 12/31/08, of which 25,000 were exercisable as of 12/31/08
(7)	20,000 options were outstanding as of 12/31/08, of which 5,832 were exercisable as of 12/31/08
(8)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2008. Each continuing non-employee director received an option to purchase 5,000 shares of the Company’s common stock, granted on April 21, 2008 with an exercise price of $288.50 per share, based on the NASDAQ close price on the day prior to the grant date, as defined in the Directors’ Plan. The grant date fair value of these options to each member, based on Black-Scholes valuation model, is approximately $621,445. See Note 7 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the SFAS 123(R) values of equity awards.

The Company reimburses its non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors of the Company. Employee directors are not compensated for Board services in addition to their regular employee compensation.

Annual cash compensation: During fiscal 2008, each non-employee member of the Board of Directors was eligible to receive the following cash compensation: (1) annual retainer for each member of the Board ($10,000), increased in October 2008 to $25,000; (2) additional retainers for service as a subcommittee chairperson ($10,000); increased in October 2008 to $15,000 for the Audit Committee Chair; (3) meeting fees for attendance at meetings of the Board $5,000; (4) meeting fees for the attendance of committee meetings $1,000; and (5) meeting fees for telephonic attendance of each Board or committee meetings $500.

Equity Compensation: During fiscal 2008, each non-employee member of the Board of Directors was eligible to receive stock awards under the terms of the Company’s Directors’ Plan. New members of the Board receive an initial option grant to purchase 15,000 shares, decreased in October 2008 to 10,000 shares, of the Company’s common stock with one-third of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Continuing non-employee members of the Board of the Directors who have served at least six months receive an annual option grant of 5,000 shares, decreased in October 2008 to 4,250 shares of common stock, to be granted on the date of the Board meeting held on the Annual Shareholder Meeting date, with one year cliff vesting contingent on continued service on the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

The Company’s executive officers as of December 31, 2008 and their ages as of February 15, 2009, are as follows:

Name	Age	Position
Lonnie M. Smith	64	Chief Executive Officer and Chairman of the Board of Directors
Marshall L. Mohr	53	Senior Vice President and Chief Financial Officer
Gary S. Guthart	43	President and Chief Operating Officer
Jerome J. McNamara	51	Executive Vice President, Worldwide Sales and Marketing
Mark J. Meltzer	59	Senior Vice President, General Counsel

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

Jerome J. McNamara joined Intuitive Surgical in April 1999. In July 2007, Mr. McNamara was promoted as Executive Vice President, Worldwide Sales and Marketing. Prior to joining Intuitive, Mr. McNamara was the Vice President at Valleylab. Prior to Valleylab, Mr. McNamara worked at United States Surgical Corporation for nearly 17 years where he held positions in senior sales management, marketing and national accounts. Mr. McNamara graduated from the University of Pennsylvania with a BA degree in Biology.

Mark J. Meltzer joined Intuitive Surgical in October 2007. Prior to joining Intuitive, Mr. Meltzer served as General Counsel of FoxHollow Technologies Inc from October 2004. Prior to FoxHollow, Mr. Meltzer has also served as General Counsel for Epicor Medical Inc. and Ventritex Inc. Mr. Meltzer graduated cum laude from UC Berkeley with a BS degree in electrical engineering. He received his JD from UC Hastings where he served on the law review. Mr. Meltzer, a registered patent attorney, was appointed as a special master in federal court where he assisted in the evaluation and administration of complex patent cases. Mr. Meltzer has tried cases to juries and has argued before the Ninth Circuit Court of Appeals. His pro bono work has included the representation of indigents and non profits before courts and administrative agencies and volunteer service in federal anti poverty programs.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2008, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Code of Ethics

We have adopted a code of ethics that applies to all employees including principal executive officer and principal financial officer. The full text of our code of ethics is posted on our website at http://www.intuitivesurgical.com. We intend to disclose future amendments to our codes of business conduct and ethics, or certain waivers of such provisions, at the same location on our Web site identified above. The inclusion of our Web site address in this report does not include or incorporate by reference the information on our Web site into this report.

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for 2008 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Overview

The following compensation discussion and analysis describes the material elements of the compensation of our Chief Executive Officer (CEO), Chief Financial Officer, and three other most highly compensated executive officers, whom we refer to as named executive officers (NEOs), during fiscal 2008. All elements of compensation of the NEOs are determined by the Compensation Committee of the Board of Directors and approved by the Board of Directors and are based on the same compensation philosophy which applies to all our executive officers. It is important to note that while this discussion relates primarily to the compensation of our NEOs, we are committed to providing competitive and equitable compensation programs for all of our employees, which include many of the elements discussed below.

General Philosophy

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. Consistent with this philosophy, the following goals provide a framework for our executive compensation program:

•	Attract and retain individuals of superior ability and managerial talent;

•	Ensure each executive’s compensation is aligned with our corporate strategies, business objectives and the long-term interests of our shareholders;

•	Increase the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

•	Enhance the executives’ incentive to maximize shareholder value and promote retention of key people, by providing a portion of total compensation opportunities in the form of stock option grants.

Compensation Program

In order to achieve the above goals, our total compensation packages include base salary, annual bonus or commissions, all paid in cash, as well as long-term compensation in the form of stock options. Our sales employees participate in a commission plan and not the annual bonus plan. We believe that appropriately balancing the total compensation package and ensuring the viability of each component of the package is necessary in order to provide market-competitive compensation.

The Compensation Committee periodically reviews our compensation programs and philosophy to ensure that they are consistent with our goal of attracting, retaining, and motivating our executive officers to deliver outstanding results for our stockholders.

Establishing Executive Compensation

The Compensation Committee reviews and approves all compensation programs (including equity compensation) applicable to our executive officers. The Compensation Committee reviews the executive compensation program in connection with our annual performance review process, which typically concludes in May of each year, with changes to compensation effective July 1st.

Consistent with the objectives and philosophies set forth above, the Compensation Committee evaluates compensation of our executive officers annually by considering both the individual elements and the total amount of potential compensation available under our compensation programs. The committee also considers a variety of additional factors when establishing compensation, including:

•	individual performance of the executive, as well as the Company’s overall performance, during the prior year;

•	level of responsibility;

•	breadth, scope and complexity of the position;

•	the executive’s current and historical compensation levels, including a review of the mix of the various elements of compensation previously provided to the executive;

•	internal review of the executive’s compensation relative to other executives to ensure internal equity; and

•	the executive officer compensation levels at other similar companies to ensure competitive compensation.

Competitive Market Benchmarking

While we do not believe that it is appropriate to establish compensation levels based solely on benchmarking, we believe that information regarding pay practices at other companies is nevertheless useful in two respects. First, we recognize that compensation practices must be competitive in the marketplace. Second, independent marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation. Accordingly, although our Compensation Committee has not retained a compensation consultant to review our policies and procedures with respect to our executive compensation, the committee utilizes the annual benchmark review of the base salaries of our executive officers prepared by our human resources personnel. This review is based on the information provided by Radford’s Executive Survey and comparative information obtained from Equilar.

From the Radford survey, we considered data from companies that had revenues between $200 million and $1 billion and located throughout Northern California, which formed our peer group data. The effective date of the Radford survey was April 2008. The survey included results from 94 companies.

In 2008, for executives, we generally targeted total base salary at the 50th to 75th percentile of the peer group. We strongly believe in engaging the best talent in critical functions, and this may entail negotiations with individual executives who may have significant retention packages in place with other employers. In order to attract such individuals to our company, we may determine that it is in our best interests to negotiate packages that deviate from the general principle of targeting total base salary at the 50th to 75th percentile of our peer group. Similarly, we may determine to provide compensation adjustments outside the normal cycle to address retention issues to individuals.

Individual Performance Reviews

The CEO documents each executive officer’s performance during the year, detailing accomplishments, areas of strength, and areas for development. The CEO bases his evaluation on his knowledge of each executive officer’s performance, an individual self-assessment completed by each executive officer, and feedback provided by each executive officer’s peers and direct reports. The CEO also reviews the compensation data gathered from the compensation surveys and makes a recommendation to the committee on each executive officer’s base salary, annual incentive cash baselines, and equity awards. The CEO does not propose compensation for himself. The VP of Human Resources solicits feedback about the CEO’s performance from all the members of the Board as well as from all executive officers. This, along with peer group data, is presented to the Compensation Committee. The CEO was not present during the discussion of his compensation. The final recommendation by the Compensation Committee was approved by the Board of Directors.

Compensation Elements

Cash Compensation

Base Salary

Base salary is primarily determined by market benchmarking and individual job performance. Base salaries for executives are reviewed annually or more frequently should there be significant changes in responsibilities. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices.

The following table shows the approved increases for the NEOs in base salary during 2006, 2007 and 2008:

	Base salary effective July 1,			% Change
Name	2006 ($)	2007 ($)	2008 ($)	In 2008	In 2007
Lonnie M. Smith	445,000	485,000	508,700	4.9%	9.0%
Marshall L. Mohr	300,000	320,000	335,000	4.7%	6.7%
Gary S. Guthart (1)	360,000	410,000	430,000	4.9%	13.9%
Jerome J. McNamara (1)	280,000	320,000	335,000	4.7%	14.3%
Mark J. Meltzer	—	315,000	325,000	3.2%	—

(1)	The higher increase in 2007 was due to Mr. Guthart’s and Mr. McNamara’s promotions to their current positions.

For fiscal 2008, the NEO’s received base salary increases generally consistent with increases provided to other salaried employees of the Company. Our general philosophy is to target base salary between the 50th and 75th percentile of our peer group. Deviations from this standard may reflect unique circumstances associated with a particular executive (i.e. set of skills, expertise and breadth of responsibilities).

Bonuses

Our annual cash bonus plan and our commission/performance plan are designed to reward employees for achieving stretch financial and operating goals that are key to the success of our business and aligned with the near and long-term interests of our shareholders. The Compensation Committee believes that these goals are appropriate to encourage our team to achieve superior financial performance for the Company with the goal of generating shareholder value. We establish base (80% of target), target (100%) and stretch levels (125% of target) for each goal, as appropriate. Sales employees are eligible to participate in the Company’s commission plan. Non-commissioned employees who are employed through the time of payout are eligible to participate in the bonus plan. Our bonus plan is based on a two-step structure.

Plan Funding. The first step is comprised of an overall Plan Funding goal tied to operating income, excluding stock option expense. For 2008, the plan began funding at the previous year’s operating income level, excluding stock option expense, to a maximum funding of 125% at a predetermined increase in operating income, excluding stock option expense.

Payout of Funded Amounts. In the second step, amounts funded in the first step are paid to employees based on goals established in the areas of product and market development, manufacturing and quality, efficiency and cost performance and other areas directed at long-term shareholder value enhancement. The amount of our incentive pool that will be paid out as incentive bonuses (Pay-Out Pool) for each NEO is determined by an equal weighting of achievement of the operating income goal and team performance goals. The size of the Pay-Out Pool generally cannot exceed the size of the Plan Funding.

Team performance goals for the NEOs are established at the corporate level and are comprised of procedural growth, system sales growth and revenue growth, and goals related to fixed costs, marketing objectives, customer training effectiveness, product development, regulatory approvals and compliance, new product introductions, quality of production, applied research and intellectual property. Each NEO must contribute as a member of the team to the Company’s overall success rather than merely achieve specific objectives within that officer’s area of responsibility. The corporate level goals are initially established by the CEO and then reviewed and approved by the Board of Directors annually at the beginning of the year. Since the specific targets of our corporate performance goals are highly confidential, we do not publicly disclose specific objectives. Revealing specific objectives would provide competitors and other third parties with insights into the Company’s confidential planning process and strategies, thereby causing competitive harm.

The nature of goals and the weighting assigned to each is subject to change annually. Recurring goals are generally set above prior year results and budgeted levels. The performance goals are designed to be aggressive, and there is a risk that payments will not be made at all or will be made at less than 100% of the target amount. The achievement of the goals may be affected by several factors including, but not limited to, the impact of the general economic conditions, credit market and the related impact on health care spending; timing and success of product development and market acceptance of developed products; and regulatory approvals, clearances and restrictions. Due to these factors which are not entirely controlled by the NEOs and the stretch nature of the goal setting, it is relatively difficult to achieve the corporate performance goals. The challenge of the goals and the uncertainty in the environment ensures that any payments under the plan are truly performance-based, consistent with the plan’s objectives. Each NEO’s share of the Pay-Out Pool will be based upon their individual performance and contribution to the achievement of their goals.

The bonus targets for the NEOs other than Mr. McNamara are as follows: 60% of base salary for the CEO; 50% of base salary for the President and 40% of base salary for Senior Vice Presidents (SVPs).

The exception to this bonus structure is the Executive Vice President, Worldwide Sales and Marketing (EVP of Sales and Marketing) whose incentive is tied fully to a performance plan which is calculated based on achievement of predetermined sales metrics, including revenue, surgical procedures completed, contribution margins and fixed costs. Under his performance plan which is approved by the Board of Directors during the beginning of the year, the EVP of Sales and Marketing is assigned a threshold, budget and maximum level for each metric which is then applied to a scaled bonus rate. The performance pay-out is scaled to the over-achievement of each metric.

Each year, the bonus and commissions structures are reviewed to ensure that the design and payment structure falls in line with our compensation philosophy. The incentive pool may be funded at a maximum of 125% of the target. At the end of each year, the Compensation Committee determines the amount of the award to be paid to each officer by comparing actual results to the performance goals. The Compensation Committee may, in its discretion, reduce or increase the amount of any individual award based on the officer’s overall performance and his contribution to the achievement of the corporate performance goals.

During fiscal 2008, we exceeded our goals established for operational income. As a result, the incentive pool was funded at 125% of the total targeted cash amount. Refer to Non-Equity Incentive Compensation Plan Compensation column under Summary Compensation Table below for actual bonus amounts earned in fiscal 2008 and paid in fiscal 2009. The amounts earned are a reflection of the Company’s performance as well as the NEO’s individual performance against their goals.

Long-term Compensation

Stock options

Based on our compensation philosophy, a substantial portion of our compensation rewards long-term performance of our company and promotes executive retention. This is delivered to all employees including executives through stock options granted upon their initial hire and through ongoing annual focal grants. Similar to base salary increases, option grants are also granted to address promotions and significant changes in responsibility. A number of factors are considered when providing a new hire grant including experience, past achievements and contributions as well as perceived future contribution and internal parity. Similarly, a number of factors are considered when providing focal grants including individual performance, job level and retention.

Although the expense of stock options affects our financial statements negatively, we continue to believe that this is a strong element of compensation that focuses the employees on financial and operational performance to create value for the long-term. Stock option awards are “time based” and vest based on the employee’s continued employment with us following the grant date. In order to provide an incentive for continued employment, stock options granted under the Stock Option Plans generally vest 12.5% upon completion of 6 months service and  1/48 per month thereafter, and generally expire ten years from the date of the grant. This provides a reasonable time frame to align the executive officer compensation with the appreciation of our Company’s stock price while managing potential dilution effectively.

The following table shows a comparison of annual focal grants during 2008, 2007, and 2006:

	Annual Focal Grant			Initial Grant 2007	Initial Grant 2006
NEO	2008	2007	2006
Lonnie M. Smith	60,000	70,000	60,000	—	—
Marshall L. Mohr (1)	25,000	20,000	—	—	50,000
Gary S. Guthart	50,000	35,000	50,000	—	—
Jerome J. McNamara	40,000	25,000	25,000	—	—
Mark J. Meltzer (1)	25,000	—	—	30,000	—

(1)	Mr. Meltzer joined Intuitive in 2007 and Mr. Mohr joined in 2006, and neither received a focal grant during the year of his hire.

Option grant practice

The Compensation Committee has delegated the authority to the CEO to make initial option grants, within an approved range, to new employees, excluding executive officers. During 2008, all initial hire grants were granted once a month on the fifth business day of each month for new hires in the previous month, at an exercise price equal to the closing sales price of our stock on the grant date. For annual focal option grants to all employees, the Compensation Committee must review and submit its recommendation for approval by the Board of Directors. These focal grants will be made on February 15th or the next trading day. This timing enables management and the Compensation Committee to consider performance by both the Company and the individual and balance it against our expectations for the current year.

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

Severance Agreements

In December 2008, the Company has entered into a change of control severance plan (Severance Plan) available to all eligible employees, including our NEOs that provides the employees with enhanced financial security, efficient incentive and encouragement to employees to remain with the Company notwithstanding the possibility of a change of control. In addition, the Compensation Committee and management believe change of control protections enhance the impartiality and objectivity of the executive officers in the event of a change of control transaction and better ensure that shareholder interests are protected. Since Mr. Smith is eligible to participate in the Severance Plan, his employment agreement has been terminated.

See Potential Payment Upon Termination or Change in Control below for a more complete description of the Severance Plan, estimate of the compensation that would have been payable had they been triggered at December 31, 2008.

Tax Considerations

Section 162(m) of Internal Revenue Code limits compensation deduction for the CEO and three other most highly compensated executive officers of public companies (other than CFO), to $1 million per officer per year, with exception for “qualified performance-based compensation” which among other things requires shareholder approval and periodic re-approval for the compensation plans. Awards under the Company’s current stock-based plans do not qualify for this exception and are subject to this limitation under Section 162(m). Since the Compensation Committee retains discretion with respect to base salaries and certain other compensation awards, those elements would not qualify as “performance based” compensation for section 162(m) purposes.

COMPENSATION COMMITTEE REPORT

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the SEC.

COMPENSATION COMMITTEE

D. Keith Grossman, Chairman

Eric H. Halvorson

Alan J. Levy, Ph.D.

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we incorporate by reference into such filings.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following Summary Compensation Table (SCT) sets forth summary information concerning the compensation paid to our NEOs in 2008, 2007, and 2006 for services to our company in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Total ($)
Lonnie M. Smith, Chief Executive Officer and Chairman of the Board	2008	496,850		3,943,525	390,000	4,830,375
	2007	465,000	—	2,107,432	365,000	2,937,432
	2006	427,500	—	1,424,642	425,000	2,277,142
Marshall L. Mohr, Senior Vice President and Chief Financial Officer	2008	327,500	—	1,667,650	172,000	2,167,150
	2007	310,000	—	845,742	160,000	1,315,742
	2006	237,500	50,000	511,181	125,000	923,681
Gary S. Guthart, President and Chief Operating Officer	2008	420,000		2,897,948	275,000	3,592,948
	2007	385,000	—	1,359,644	256,000	2,000,644
	2006	343,750	—	1,004,480	275,000	1,623,230
Jerome J. McNamara, Executive Vice President, Worldwide Sales and Marketing	2008	327,500		2,086,976	530,823	2,945,299
	2007	300,000	—	869,649	834,726	2,004,375
	2006	258,750	—	655,736	595,508	1,509,994
Mark J. Meltzer, Senior Vice President, General Counsel (4)	2008	320,000	—	1,861,426	158,000	2,339,426
	2007	40,587	—	154,917	35,000	230,504
John F. Runkel, Former Senior Vice President, General Counsel (5)	2007	291,000	—	748,172	—	1,039,172
	2006	285,990	70,000	744,788	90,000	1,190,778

Benjamin B. Gong, Vice President, Finance (6)	2006	204,000	—	382,486	106,000	692,486

(1)	Refers to payment of sign-on bonus for joining Intuitive Surgical.
(2)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to 2007. See Note 7 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the SFAS 123(R) values of its equity awards.
(3)	Refers to annual bonus and commissions earned in the current fiscal year and paid during February of the next fiscal year. See CD&A for a more detailed discussion.
(4)	Mr. Meltzer joined the Company in October 2007.
(5)	Mr. Runkel left the Company in December 2007.
(6)	Mr. Gong served as the Principal Financial Officer from November 2005 through March 2006.

Grants of Plan-based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: # of Shares Underlying Options	Exercise Price of Options ($/Sh)	Grant Date Fair Value of Option Awards (3)
Name	Grant Date	Threshold ($)	Target ($) (1)	Maximum ($) (2)
Lonnie M. Smith	2/15/2008		—		60,000	303.27	8,670,948
		—	305,220	381,525
Marshall L. Mohr	2/15/2008		—		25,000	303.27	3,612,895
		—	134,000	167,500
Gary S. Guthart	2/15/2008		—		50,000	303.27	7,225,790
		—	215,000	268,750
Jerome J. McNamara	2/15/2008		—		40,000	303.27	5,780,632
		—	411,551	1,160,000
Mark J. Meltzer	2/15/2008		—		25,000	303.27	3,612,895
		—	130,000	162,500

(1)	The bonus targets for Mr. Smith is 60% of base salary; Mr. Guthart is 50% of base salary and 40% of base salary for both Mr. Mohr and Mr. Meltzer. Mr. McNamara is under a performance plan and the target is calculated based on achieving 100% of predetermined sales metrics.
(2)	The maximum bonus or performance payout is calculated at 125% of the target; however, the Compensation Committee may award higher amounts based on individual performance.
(3)	The value of an option award is based on the fair value as of the grant date of such award determined pursuant to SFAS 123(R). See Note 7 of the Notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the SFAS 123(R) value of equity awards.

The Estimated Future Payouts Under Non-Equity Incentive Plan columns refers to the potential payouts under our annual bonus or commission plans. At its discretion, the Compensation Committee has the authority to pay any NEO in excess of or below his or her targeted bonus amount. The goals for 2008 were approved by the Compensation Committee in February 2008. The payout amounts for each NEO were reviewed and approved by the Compensation Committee and the Board of Directors in January 2009 upon completion of the consolidated financial statements for fiscal 2008.

In February 2009, the Compensation Committee approved annual stock option grants for certain eligible employees. The approved grants for the NEOS are as follows: Mr. Smith—60,000; Mr. Mohr—30,000; Mr. Guthart—60,000; Mr. McNamara—50,000 and Mr. Meltzer—30,000.

Outstanding Equity Awards As Of December 31, 2008

The following table summarizes the stock options outstanding as of December 31, 2008:

	Outstanding Equity Awards at 12/31/08
Name	# of Securities Underlying Unexercised Options (# Exerciseable)	# of Securities Underlying Unexercised Options (# Unexerciseable) (*)	Option Exercise Price ($/sh)	Option Expiration Date
Lonnie M. Smith	29,794	—	$11.74	2/6/2013
	70,000	—	$18.50	2/13/2014
	62,292	2,708	$47.86	2/11/2015
	42,500	17,500	$106.69	2/7/2016
	32,083	37,917	$112.66	2/15/2017
	12,500	47,500	$303.27	2/15/2018
Marshall L. Mohr	20,375	15,625	$98.37	3/17/2016
	9,167	10,833	$112.66	2/15/2017
	5,208	19,792	$303.27	2/15/2018
Gary S. Guthart	21,255	—	$14.50	1/22/2011
	688	—	$11.74	2/6/2013
	8,055	—	$18.50	2/13/2014
	13,542	1,458	$47.86	2/11/2015
	35,417	14,583	$106.69	2/7/2016
	16,042	18,958	$112.66	2/15/2017
	10,417	39,583	$303.27	2/15/2018
Jerorme J. McNamara	2,500	1,250	$47.86	2/11/2015
	2,083	7,292	$106.69	2/7/2016
	4,166	13,542	$112.66	2/15/2017
	8,333	31,667	$303.27	2/15/2018
Mark J. Meltzer	8,125	21,875	$309.46	11/7/2017
	5,208	19,792	$303.27	2/15/2018

(*)

Under our Stock Option Plans, all these options vest 12.5% upon completion of 6 months of service following the date of grant and  1/48 per month thereafter, contingent upon continued employment. All of these grants are vesting at  1/48 per month. Options have a ten-year term, and grant date is ten years preceding the expiration date shown above.

Option Exercises During Fiscal 2008

The following table summarizes the options exercised during the year ended December 31, 2008 and the value realized upon exercise:

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise ($) (1)
Lonnie M. Smith	44,706	10,335,341
Marshall L. Mohr	6,000	1,252,783
Gary S. Guthart	26,000	6,074,781
Jerome J. McNamara	17,500	4,088,930

(1)	The value realized equals the excess of the fair market value of our common stock on the exercise date over the option exercise price, multiplied by the number of shares for which the option was exercised.

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation Committee consisted of Alan J. Levy, Ph.D., Eric H. Halvorson and Keith Grossman, none of whom is a present or former officer or employee of our company. In addition, during 2008, none of our officers had an “interlock” relationship, as that term is defined by the SEC, to report.

Potential Payments Upon Termination or Change in Control

On December 1, 2008, the Board of Directors approved and adopted the Company’s Severance Plan (the “Severance Plan”) under which all eligible employees of the Company who have been employed by the Company at least six months prior to the separation from service date, including executive officers, are entitled to severance benefits in the event of an involuntary separation from service within 12 months after a change in control of the Company. Under the terms of the Severance Plan, eligible employees would be entitled to receive, upon a qualified involuntary termination within 12 months after a change in control of the Company:

(i)	a lump sum cash payment in the amount equal to the sum of six months of such eligible employee’s base compensation (defined in the Severance Plan as base salary and target bonus) plus an additional one month of base compensation for every year of such eligible employee’s service with the Company, such severance not to exceed 12 months;

(ii)	six months of COBRA premiums, provided that such eligible employee elects continued coverage under COBRA; and

(iii)	100% vesting of all outstanding unvested equity awards that the eligible employee then holds.

The table below shows potential payments to the NEOs upon termination without cause upon change of control of Intuitive. The amounts shown assume that termination was effective December 31, 2008, the last business day of the year, under severance plans that were effective as of such date and are estimates of the amounts that would be paid to the executives upon termination in addition to the base salary and bonus earned during 2008. The actual amounts can be determined only at the actual time of an executive’s termination.

Name	Base Compensation ($)	COBRA Premiums ($)	Total Spread Value Acceleration (1) ($)	Total Potential Payment ($)
Lonnie M. Smith	813,920	6,014	1,112,885	1,932,819
Marshall L. Mohr	357,334	8,813	602,424	968,571
Gary S. Guthart	645,000	8,813	683,075	1,336,888
Jerome J. McNamara	746,551	8,507	440,997	1,196,055
Mark J. Meltzer	319,583	8,580	—	328,163

(1)	Value computed for each stock option grant in-the-money multiplied by (i) the difference between (a) $126.99, the closing market price of a share of our common stock on December 31, 2008, the last business day of our fiscal year and (b) the exercise price per share for that option grant by (ii) the number of shares subject to accelerated vesting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the ownership of our common stock, as of December 31, 2008, by: (i) each of the executive officers and individuals named in the Summary Compensation Table; (ii) each of our directors; and (iii) all such executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. For the purposes of calculating the percent ownership, as of December 31, 2008, approximately 39,185,000 shares were issued and outstanding, and, for any individual who beneficially owns shares represented by options exercisable within 60 days of December 31, 2008, these shares are treated as if outstanding for that person, but not for any other person.

The following table indicates those owners and their total number of beneficially owned shares, including shares subject to options exercisable within 60 days of December 31, 2008; however, unless otherwise indicated, these shares do not include any options awarded after December 31, 2008:

	Beneficial Ownership
Beneficial Owner	Number of shares		Percent of Total
Janus Capital Management, LLC	2,670,580	(1)	6.8%
Sands Capital Management, LLC	2,516,399	(2)	6.4%
Lonnie M. Smith	675,175	(3)	1.7%
Robert W. Duggan	165,302	(4)	*
Gary S. Guthart, Ph.D.	128,896	(5)	*
Marshall L. Mohr	39,232	(6)	*
Floyd D. Loop, M.D	25,000	(7)	*
Jerome J. McNamara	23,808	(8)	*
Alan J. Levy, Ph.D.	19,713	(9)	*
Mark J. Meltzer	15,625	(10)	*
Richard J. Kramer	10,000	(11)	*
D. Keith Grossman	7,500	(12)	*
Mark J. Rubash	6,676	(13)	*
George J. Stalk	6,666	(13)	*
Eric H. Halvorson	6,071	(14)	*
All executive officers and directors as a group (13 persons)	1,129,664	(15)	2.8%

*	Represents less than 1% of the issued and outstanding shares.
(1)	Based on information provided by Janus Capital Management LLC (“Janus Capital”), 151 Detroit Street, Denver, CO 80206 and investment advisor and parent holding company, in a Schedule 13G filed with the SEC on February 14, 2008 reporting beneficial ownership of Intuitive Surgical’s stock as of December 31, 2008. According to such Schedule 13G: (a) Janus Capital holds such shares in its capacity as investment advisor or sub-advisor; (b) Janus Capital holds 2,494,374 shares directly and 176,206 shares indirectly through its 86.5% ownership of Enhanced Investment Technologies LLC (“INTECH”); (c) Janus Capital has sole power to vote or direct the vote and sole power to dispose or direct the disposition with respect to 2,494,374 shares; and (d) Janus Capital has shared power with INTECH to vote or direct the vote and to dispose or direct the disposition with respect to 176,206 shares.
(2)	Based on information provided by Sands Capital Management, LLC (“Sands Capital”) 1101 Wilson Blvd. Suite 2300 Arlington, VA 22209, in a Schedule 13G filed with the SEC on February 14, 2008 reporting beneficial ownership of Intuitive Surgical’s stock as of December 31, 2008. According to such Schedule 13G, Sands Capital is an investment advisor and has sole power to vote or direct the vote with respect to 1,486,965 shares and sole power to dispose or direct the disposition with respect to 2,516,399 shares.
(3)	Includes 259,794 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(4)	Includes 17,500 shares issuable pursuant to options exercisable within 60 days of December 31, 2008 and 7,825 shares managed for individual investors.
(5)	Includes 112,498 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(6)	Includes 38,708 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(7)	Includes 25,000 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(8)	Includes 22,083 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(9)	Includes 17,500 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(10)	Includes 15,625 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.

(11)	Includes 10,000 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(12)	Includes 7,500 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(13)	Includes 6,666 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(14)	Includes 3,500 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.
(15)	Includes 543,040 shares issuable pursuant to options exercisable within 60 days of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information as of December 31, 2008 for two categories of equity compensation plans. All of the equity compensation plans of the Company have been approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,749,285	$163.25	9,182,209
Equity compensation plans not approved by security holders	—	$—	—

Total	3,749,285	$163.25	9,182,209

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In July 2008, the Company entered into a Consulting Agreement with Boston Consulting Group (BCG) for certain services. Under this agreement, the Company agreed to pay approximately $0.9 million, of which approximately $80,000 remains unpaid as of December 31, 2008, for consulting fees as well as reimbursement of reasonable incidental and travel expenses. The expense has been recorded under selling, general and administrative for the year ended December 31, 2008. George Stalk Jr., one of the Company’s Board of Directors, was a senior partner at BCG in their Toronto Office, during the year ended December 31, 2008. Currently, Mr. Stalk is an advisor for the BCG.

The Board has determined that the following directors are “independent” under current Nasdaq rules: Alan J. Levy, Eric H. Halvorson, D. Keith Grossman, Robert W. Duggan, Floyd D. Loop, George Stalk Jr., Richard J. Kramer and Mark J. Rubash.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Our auditors for the year ended December 31, 2008 were Ernst & Young LLP. We expect that Ernst & Young LLP will serve as our auditors for fiscal year 2009. All of the services described in the following fee table were approved by the Audit Committee.

	Years Ended December 31,
	2008	2007
Audit Fees	$1,646,000	$1,535,000
Tax Fees	12,000	170,000
All Other Fees	1,500	1,500

Total	$1,659,500	$1,706,500

Audit Fees. This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory audit and regulatory filings, for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

AUDIT COMMITTEE REPORT

Our Audit Committee is composed of “independent” directors, as determined in accordance with Rule 4200(a)(15) of the Nasdaq Stock Market’s regulations and Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee operated pursuant to a written charter adopted by the Board of Directors, a copy of which was attached as Annex A to the proxy statement for our 2008 annual meeting of stockholders.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors with its oversight responsibilities regarding the integrity of our company’s financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications and independence and the performance of the persons performing internal audit duties for our company and the independent registered public accounting firm. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board of Directors for 2008.

The Audit Committee has:

•	reviewed and discussed our audited financial statements with management and Ernst & Young LLP, the independent accountants

•	discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communications with Audit Committees, as may be modified or supplemented; and

•

received from Ernst & Young LLP the written disclosures and the letter regarding their independence as required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, as may be modified or supplemented, and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management and with Ernst & Young LLP.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Mark J. Rubash, Chairman Richard J. Kramer Eric H. Halvorson

The foregoing audit committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

2)	The following financial statement schedule of Intuitive Surgical, Inc. is filed as part of this Report and should be read in conjunction with the financial statements of Intuitive Surgical:

—	Schedule II: Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

3)	Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1(3)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(1)	Bylaws of the Company.

4.1(1)	Specimen Stock Certificate.

10.1(1)	Form of Indemnity Agreement.

10.2(1)	2000 Equity Incentive Plan.

10.3(1)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(1)	2000 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated March 31, 1999.

10.6(2)	Severance Plan.

14.1(3)	Code of Business Conduct and Ethics Policy.

21.1(3)	Intuitive Surgical, Inc. subsidiaries.

23.1(3)	Consent of Independent Registered Public Accounting Firm.

31.1(3)	Certification of Principal Executive Officer.

31.2(3)	Certification of Principal Financial Officer.

32.1(3)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (333-33016).
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 2, 2008 (File No. 000-30713).
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/s/ LONNIE M. SMITH
Lonnie M. Smith Chairman and Chief Executive Officer

February 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LONNIE M. SMITH Lonnie M. Smith	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2009

/s/ MARSHALL L. MOHR Marshall L. Mohr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 6, 2009

/s/ FLOYD D. LOOP, M.D. Floyd D. Loop, M.D.	Director	February 6, 2009

/s/ D. KEITH GROSSMAN D. Keith Grossman	Director	February 6, 2009

/s/ ERIC H. HALVORSON Eric H. Halvorson	Director	February 6, 2009

/s/ RICHARD J. KRAMER Richard J. Kramer	Director	February 6, 2009

/s/ ALAN J. LEVY, PH.D. Alan J. Levy, Ph.D.	Director	February 6, 2009

/s/ ROBERT W. DUGGAN Robert W. Duggan	Director	February 6, 2009

/s/ GEORGE J. STALK George J. Stalk	Director	February 6, 2009

/s/ MARK J. RUBASH Mark J. Rubash	Director	February 6, 2009