Form 10-Q
period 2009-03-31
INTUITIVE SURGICAL INC
filed 2009-04-17
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 37,854,147 shares of Common Stock, $0.001 par value per share, outstanding as of April 13, 2009.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$96,605	$194,623
Short-term investments	243,411	256,746
Accounts receivable, net	139,341	170,107
Inventory	64,383	63,460
Prepaid and other assets	11,121	9,496
Deferred tax assets	9,643	9,458

Total current assets	564,504	703,890
Property, plant and equipment, net	122,571	117,021
Long-term investments	481,667	450,504
Long-term deferred tax assets	38,180	35,899
Intangible assets, net	68,076	56,224
Goodwill	110,740	110,740
Other assets	315	346

Total assets	$1,386,053	$1,474,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,209	$20,501
Accrued compensation and employee benefits	21,857	36,930
Deferred revenue	96,861	77,981
Other accrued liabilities	23,050	29,104

Total current liabilities	162,977	164,516
Long-term liabilities	47,956	43,342

Total liabilities	210,933	207,858

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 37,852 and 39,183 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	38	39
Additional paid-in capital	868,807	871,846
Retained earnings	307,252	397,824
Accumulated other comprehensive loss	(977)	(2,943)

Total stockholders’ equity	1,175,120	1,266,766

Total liabilities and stockholders’ equity	$1,386,053	$1,474,624

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenue:
Products	$149,050	$160,951
Services	39,322	27,243

Total revenue	188,372	188,194
Cost of revenue:
Products	45,266	44,852
Services	14,402	13,535

Total cost of revenue	59,668	58,387

Gross profit	128,704	129,807

Operating expenses:
Selling, general, and administrative	62,366	48,634
Research and development	21,312	16,301

Total operating expenses	83,678	64,935

Income from operations	45,026	64,872
Interest and other income, net	5,016	8,541

Income before taxes	50,042	73,413
Income tax expense	21,900	28,632

Net income	$28,142	$44,781

Earnings per share:
Basic	$0.72	$1.16

Diluted	$0.72	$1.12

Shares used in computing earnings per share:
Basic	38,883	38,582

Diluted	39,336	39,847

See accompanying notes to condensed consolidated financial statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$28,142	$44,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,225	3,139
Amortization of intangible assets	3,772	1,489
Deferred income taxes	(2,469)	(2,619)
Income tax benefits from employee stock option plans and acquisition	(54)	20,056
Excess tax benefit from stock-based compensation	—	(19,241)
Share-based compensation expense	22,733	14,564
Changes in operating assets and liabilities:
Accounts receivable	30,767	(5,314)
Inventory	(923)	(6,437)
Prepaids and other assets	(1,427)	(915)
Accounts payable	784	(5,805)
Accrued compensation and employee benefits	(14,962)	(11,843)
Deferred revenue	19,051	5,440
Accrued liabilities	485	2,089

Net cash provided by operating activities	90,124	39,384

Investing Activities:
Purchase of investments	(133,717)	(150,448)
Proceeds from sales and maturities of investments	117,855	191,139
Purchase of property and equipment and acquisition of intellectual property	(27,480)	(6,949)

Net cash provided by (used in) investing activities	(43,342)	33,742

Financing Activities:
Proceeds from issuance of common stock, net	5,566	15,019
Excess tax benefit from stock-based compensation	—	19,241
Repurchase and retirement of common stock	(150,000)	—

Net cash provided by (used in) financing activities	(144,434)	34,260

Effect of exchange rate changes on cash and cash equivalents	(366)	597

Net increase (decrease) in cash and cash equivalents	(98,018)	107,983
Cash and cash equivalents, beginning of period	194,623	122,825

Cash and cash equivalents, end of period	$96,605	$230,808

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed on February 6, 2009. The results of operations for the first three months of fiscal 2009 are not indicative of the results to be expected for the entire fiscal year or any future periods.

Foreign Currency and Other Hedging Instruments

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation” (SFAS 52). The Company has determined that the functional currency of its subsidiaries should be their local currency, with the exception of its subsidiaries in the Cayman Islands and Switzerland, whose functional currency is the U.S. dollar. For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date and revenues and expenses are translated using average exchange rates in effect during the quarter. Gains and losses from foreign currency translation are included in accumulated other comprehensive income (loss) within stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

For all non functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange gain or loss which is recorded to interest and other income, net in the same accounting period that the re-measurement occurred.

In January 2009, the Company began a hedging program to address the risk associated with non-functional currency (primarily Euro) financial statement exposures. The Company accounts for these instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”, (SFAS 133) which requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value as of the reporting date. Derivative valuations are determined using SFAS No. 157, “Fair Value Measurements” (SFAS 157) Level 2 inputs (as defined on Note 3), including closing currency prices and observable inputs other than quoted prices, including interest rates, forward points and credit risk.

The Company sells products to certain European customers in foreign currencies. Fluctuations in exchange rates can change the Company’s U.S. dollar equivalent revenue and hence the Company’s U.S. dollar earnings. The Company hedges a portion of forecasted foreign denominated sales (primarily Euro-denominated) utilizing foreign exchange forward contracts. These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of SFAS No. 133. The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into net revenues when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of income immediately. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to net revenues on its consolidated statement of income.

The Company also hedges the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that its earnings and cash flows will be adversely affected by changes in exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded to interest and other income, net on the Company’s consolidated statement of income and are intended to offset gains and losses on the assets and liabilities being hedged.

The bank counterparties to the foreign exchange forward contracts expose the Company to credit-related losses in the event of their nonperformance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. The Company monitors ratings, and potential downgrades on at least a quarterly basis. Based on its on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted, the Financial Accounting Standards Board (FASB) issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective first quarter ended March 31, 2009, the Company adopted the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. The Company adopted the disclosures required by SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated results of operations, financial condition or cash flows.

Effective January 1, 2009, the Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For Intuitive, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141(R) did not have any impact on the Company’s consolidated financial statement as of and for the three months ended March 31, 2009.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The EITF applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133. The EITF also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF No. 07-5 was effective beginning first quarter of fiscal 2009. The Company applied EITF 07-5 in its accounting for the share repurchase program. See Note 6 for further discussion.

NOTE 3. INVESTMENTS

The following table summarizes the Company’s investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
Cash and cash equivalents:	$96,605	—	—	$96,605
Short-term investments:
Commercial paper	$26,964	$—	$—	$26,964
Municipal notes	2,590	13		2,603
U.S. corporate debt	120,882	661	(254)	121,289
U.S. treasuries	19,945	213	—	20,158
U.S government agencies	71,872	525	—	72,397

Total short-term investments	$242,253	$1,412	$(254)	$243,411

Long-term investments:
Municipal notes	$162,120	$984	$(12,362)	$150,742
U.S. corporate debt	173,265	1,806	(2,408)	172,663
U.S. Treasuries	24,244	394	—	24,638
U.S government agencies	124,398	1,296	—	125,694
Put option	—	7,930	—	7,930

Total long-term investments	$484,027	$12,410	$(14,770)	$481,667

Total cash, cash equivalents and investments	$822,885	$13,822	$(15,024)	$821,683

December 31, 2008
Cash and cash equivalents	$194,621	2	—	$194,623
Short-term investments:
Commercial paper	$34,186	$81	$—	$34,267
U.S. corporate debt	109,048	590	(582)	109,056
U.S. treasuries	12,408	145	—	12,553
U.S. government agencies	100,032	858	(20)	100,870

Total short-term investments	$255,674	$1,674	$(602)	$256,746

Long-term investments:
Municipal notes	$143,088	$170	$(15,597)	$127,661
U.S. corporate debt	166,215	1,152	(3,970)	163,397
U.S. treasuries	21,987	648	—	22,635
U.S. government agencies	123,458	1,748	—	125,206
Put option	—	11,605	—	11,605

Total long-term investments	$454,748	$15,323	$(19,567)	$450,504

Total cash, cash equivalents and investments	$905,043	$16,999	$(20,169)	$901,873

The following table summarizes the maturities of the Company’s cash, cash equivalents and investments at March 31, 2009 (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$338,858	$340,016
Mature in one to five years	397,306	399,376
Mature in more than five years	86,721	82,291

Total	$822,885	$821,683

During the three months ended March 31, 2009 and 2008, realized gains or losses recognized on the sale of investments were not material. As of March 31, 2009 and December 31, 2008, net unrealized losses of $1.2 million and $3.2 million, respectively, were included in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. At March 31, 2009, the Company evaluated its net unrealized losses, the majority of which are from auction-rate securities (ARS), and determined them to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and foreign currency derivatives. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money Market funds	$71,139	$—	$—	$71,139
U.S. Treasuries	44,796	—	—	44,796
Commercial paper	—	35,861	—	35,861
Corporate debt	—	293,951	—	293,951
U.S. government agencies	—	198,091	—	198,091
Foreign currency derivative	—	331	—	331
Municipal notes	—	71,055	82,291	153,346
Put option	—	—	7,930	7,930

Total assets measured at fair value	$115,935	$599,289	$90,221	$805,445

Amounts included in:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$71,139	$8,897	$—	$80,036
Short-term investments	20,158	223,253	—	243,411
Prepaid and other assets	—	331	—	331
Long-term investments	24,638	366,808	90,221	481,667

Total assets measured at fair value	$115,935	$599,289	$90,221	$805,445

As of March 31, 2009, the Company does not have liabilities that are measured at fair value on a recurring basis.

The fair value of these financial assets was determined using the following level of inputs as of December 31, 2008 and are presented on the Company’s unaudited condensed consolidated balance sheets as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Level 3	Total
Money Market funds	$156,729	$—	$—	$156,729
U.S. Treasuries	45,188	—	—	45,188
Commercial paper	—	37,465	—	37,465
Corporate debt	—	272,453	—	272,453
U.S. government agencies	—	226,077	—	226,077
Municipal notes	—	48,590	79,070	127,660
Put option	—	—	11,605	11,605

Total assets measured at fair value	$201,917	$584,585	$90,675	$877,177

Amounts included in:
Cash and cash equivalents	$166,729	$3,198	$—	$169,927
Short-term investments	$12,553	$244,193	—	$256,746
Long-term investments	$22,635	$337,194	$90,675	$450,504

Total assets measured at fair value	$201,917	$584,585	$90,675	$877,177

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2009	$11,605	$79,070
Purchases	—	—
Sales/Maturities	—	—
Total gains or (losses):	—	—
Included in other comprehensive loss	—	(454)
Included in earnings	(3,675)	3,675

Balance at March 31, 2009	$7,930	$82,291

Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. A large portion of these ARS are held by UBS AG (UBS), one of the Company’s investment providers. In

November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $71.2 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The Company has valued the ARS and put option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

Foreign Currency derivative

On a monthly basis, the Company enters into foreign currency forward contracts with one to seven month terms. It does not purchase derivatives for trading purposes. As of March 31, 2009, the Company had the notional amount of €16 million and £2 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and €6.5 million to hedge Euro denominated sales.

The fair value of derivative instruments in the unaudited condensed consolidated balance sheet as of March 31, 2009 was approximately $0.3 million. The effect of derivative instruments designated as cash flow hedges on the Company’s unaudited condensed consolidated statement of income for the three months ended March 31, 2009 was not significant. The Company recognized gains of approximately $1.3 million for derivative instruments not designated as hedges during the three months ended March 31, 2009.

NOTE 5. INVENTORY

The following table provides details of selected balance sheet items (in thousands):

	March 31, 2009	December 31, 2008
Inventory
Raw materials	$21,003	$19,901
Work-in-process	4,054	4,097
Finished goods	39,326	39,462

Total	$64,383	$63,460

NOTE 6. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net income	$28,142	$44,781
Foreign currency translation adjustments	(185)	379
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) on derivative	353	—
Reclassification adjustment for gain (loss) on derivative instruments recognized during the period	(170)
Unrealized gain (loss) on marketable securities:
Unrealized gain (loss) arising during period	1,968	(1,663)

Total other comprehensive income	$30,108	$43,497

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2009	December 31, 2008
Accumulated net unrealized gain (loss) on available-for-sale securities	$(1,202)	$(3,170)
Accumulated net unrealized gain (loss) on derivatives	183	—
Foreign currency translation adjustments	42	227

Total accumulated other comprehensive loss	$(977)	$(2,943)

Stock Option Plans

A summary of stock option activity under the Plans for the three months ended March 31, 2009 is presented as follows:

	Shares Available for Grant	Stock Options Outstanding
		Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2008 (with 1,791,270 options exerciseable at a weighted-average exercise price of $100.71 per share and with 3,551,419 options vested and expected to vest at a weighted-average exercise price of $160.68 per share)	8,449,359	3,749,285	$163.25
Options granted	(1,379,761)	1,379,761	106.93
Options exercised	—	(19,884)	42.48
Options forfeited/expired	37,973	(38,075)	216.00

Balance at March 31, 2009 (with 1,987,828 options exerciseable at a weighted-average exercise price of $109.73 per share and with 4,782,556 options vested and expected to vest at a weighted-average exercise price of $146.41 per share)	7,107,571	5,071,087	$148.01

Employee Stock Purchase Plan (ESPP)

Under the Employee Stock Purchase Plan, employees purchased approximately 55,185 shares for $4.7 million and 46,700 shares for $4.5 million during the three months ended March 31, 2009 and March 31, 2008, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges:

	Three Months Ended March 31,
	2009	2008
Cost of sales - products	$1,768	$1,266
Cost of sales - services	1,533	982

Total cost of sales	3,301	2,248
Selling, general and administrative	14,450	9,017
Research and development	4,982	3,299

Stock-based compensation expense before income taxes	22,733	14,564
Income taxes	7,264	5,177

Stock-based compensation expense after income taxes	$15,469	$9,387

The fair value of each option grant and the fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Average risk free interest rate	1.65%	2.77%	0.58%	2.19%
Average expected term (years)	5.4	5.0	1.3	1.3
Average expected volatility	57%	52%	65%	57%
Weighted average fair value at grant date	$54.66	$143.09	$43.94	$101.03
Total stock-based compensation expense (000’s)	$21,261	$13,533	$1,472	$1,031

NOTE 7. SHARE REPURCHASE PROGRAM

In March 2009, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. In connection with this stock repurchase authorization, the Company entered into a collared accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $150 million of the Company’s common stock. The number of shares to be ultimately repurchased by Intuitive under the ASR Program will be based generally on the average daily volume-weighted average price of Intuitive’s common stock during a specific period less a predetermined discount per share. Purchases under the ASR program are subject to collar provisions that will establish minimum and maximum numbers of shares based on the average daily volume-weighted average share price over an initial hedge period. Intuitive expects all ASR Program purchases to be completed by June, although the completion date may be accelerated at Goldman’s option. The actual number of shares repurchased will be determined at the completion of the ASR Program. After making the initial payment of $150 million, the Company is not obligated to deliver any cash or shares to Goldman except in certain limited circumstances in which case the method of delivery (cash or shares of the Company’s common stock) would be at the Company’s discretion. As of March 31, 2009, the Company has received and retired 1,406,049 shares of the Company’s common stock.

In accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program”, the Company accounted for the accelerated share repurchase as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the transaction date and (b) as a forward contract indexed to the Company’s common stock. As such, the Company accounted for the 1,406,049 shares that it received as a repurchase of its common stock and retired those shares immediately for net income per share purposes. The Company has determined that the forward contract indexed to the Company’s common stock met all of the applicable criteria for equity classification in accordance with EITF 00-19, and therefore, the contract was not accounted for as a derivative under SFAS 133.

The Company uses the par value method of accounting for its stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional-paid-in capital (APIC) based on an estimated average amount per issued share with the excess amounts charged to retained earnings. As a result of the stock repurchases during March 2009, the Company reduced common stock and APIC by an aggregate of $31.3 million and charged $118.7 million to retained earnings.

NOTE 8. INCOME TAXES

As part of the process of preparing the unaudited Condensed Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the accompanying unaudited condensed consolidated balance sheets.

Income tax expense for the three months ended March 31, 2009 was $21.9 million, or 43.8% of pre-tax income, compared with $28.6 million, or 39.0% of pre-tax income for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The effective tax rate for the three months ended March 31, 2008 differs from the federal statutory rate primarily due to state income taxes, partially offset by domestic production deductions.

A California tax law change enacted in February 2009 allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. The Company expects to benefit from the California single sale factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), the Company has re-measured its deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of this change resulted in a decrease to California deferred tax assets of $1.8 million and this charge was recorded in the Company’s income tax provision for the three months ended March 31, 2009.

As of March 31, 2009, the Company has total gross unrecognized tax benefits of approximately $45.0 million compared with approximately $42.0 million as of December 31, 2008, representing an increase of approximately $3.0 million for the first three months of fiscal 2009. Of the total gross unrecognized tax benefits, $44.0 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net income	$28,142	$44,781
Basic:
Weighted-average shares outstanding	38,883	38,582

Basic net income per share	$0.72	$1.16

Diluted:
Weighted-average shares outstanding used in basic calculation	38,883	38,582
Add common stock equivalents	453	1,265

Weighted-average shares used in computing diluted net income per shares	39,336	39,847

Diluted earnings per share	$0.72	$1.12

Employee stock options to purchase approximately 3,441,000 and 688,000 weighted shares for the three months ended March 31, 2009 and 2008, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects”, “believes”, “anticipates”, “plans”, “expects”, “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci®S™, da Vinci®Si™, TilePro™, Solo Surgery™, EndoWrist®, InSite®, and Navigator™ are trademarks of Intuitive Surgical, Inc.

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

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instrument, accessory, and service revenue. The da Vinci Surgical System generally sells for $0.7 million to $2.3 million, depending on configuration, and includes one year service, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, at an annual rate of $100,000 to $180,000 per year, depending on configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Revenue generated from the sale of instruments and accessories, and service increased from 45% of revenue in 2006 to 48% of revenue in 2008. Recurring revenue for the three months ended March 31, 2009 was $118.9 million or 63% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures coupled with the $18.0 million of deferred system revenue outlined below and reduced hospital capital spending.

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

During the first quarter of 2009, we received clearance to market our da Vinci Si Surgical System.

2009 Business Events and Trends

Introduction. We have experienced rapid procedure growth since introducing our products in 1999 through the first quarter of 2009. This has been driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries. While procedure growth has continued to be strong, system sales have been impacted by reduced hospital demand for capital equipment in connection with the current economic recession.

da Vinci Si Surgical System Product Launch. This quarter, we launched our newest da Vinci model, the da Vinci Si. The da Vinci Si brings to market three significant innovations. First, it introduces a dual surgeons’ console for use during surgery, which will allow new methods of training da Vinci surgeons and enable collaborative da Vinci surgery. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci arms during a case. We believe this will both shorten the learning curve for new surgeons and will allow collaborative surgery in complex cases. Secondly, our Insight™ imaging system has been substantially redesigned for increased visual acuity and improved ease-of-use. The HD imaging system’s increased performance is equivalent to the move from 720p to 1080i in commercial television. We believe that the increased visual performance will continue to increase surgeon precision and confidence and will contribute to improved patient outcomes and shorter procedure times. The third significant improvement is the da Vinci Si surgeon’s user interface, which has been redesigned to allow simplified and integrated control of da Vinci and other operating room devices, such as electro-surgical units. The new user interface also includes a set of ergonomic controls for surgeon comfort. The simplified interface will allow for easier surgeon training and decreased surgeon workload during surgery.

The da Vinci Si system is FDA approved and CE marked. It is currently available in the United States and most of Europe. da Vinci Si systems will be available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories are compatible with the da Vinci Si system. An upgrade from da Vinci S systems to the da Vinci Si system is available for our current customers. We will continue to sell, service and support both the da Vinci and the da Vinci S Surgical Systems.

In April 2009, we offered certain of our customers who purchased da Vinci S Surgical Systems in the first quarter of fiscal 2009, the opportunity to upgrade their recently purchased da Vinci S Surgical Systems to da Vinci Si Surgical Systems. Under this program, the upgrade is being offered at a discount to its fair value. These customers have been given until June 30, 2009 to accept our offer. In accordance with EITF No. 00-21, “Revenue arrangements with multiple deliverables” (EITF 00-21), revenue in an amount equal to the discount, totaling approximately $18.0 million, has been deferred from the original sale of the da Vinci S Surgical Systems in the first quarter. The amounts deferred from the first quarter will be recognized as revenue by June 30, 2009 for those customers not accepting our offer and at the date the upgrade is installed for those customers accepting our offer. We anticipate being able to complete all the upgrades offered by December 31, 2009. The upgrade program also provided our customers the opportunity to return their recently purchased da Vinci S camera accessories for a 75% credit towards the purchase of da Vinci Si camera or other accessories. In accordance with SFAS No. 48 “Revenue recognition when return right exists” (SFAS 48), we provided return reserves of approximately $2.1 million, for the entire amount of revenue originally recorded in association with the returnable da Vinci S camera equipment. The deferred accessory revenue will be recognized as revenue by June 30, 2009 for those customers not accepting our offer. In the case customers accept our offer, we will recognize revenue on the replacement camera accessories plus 25% of the revenue value of the returned camera accessories upon shipment of the replacement camera accessories.

First Quarter 2009 Financial Highlights

•	Procedures grew 60% to approximately 45,500 procedures performed during the first quarter of 2009.

•	Total revenue increased to $188.4 million from $188.2 million during the first quarter of 2008.

•	Recurring revenue increased to $118.9 million from $89.1 million during the first quarter of 2008.

•	Instruments and accessories revenue increased to $79.5 million from $61.9 million during the first quarter of 2008.

•	System revenue was $69.5 million compared with $99.1 million during the first quarter of 2008.

•	We sold 66 da Vinci Surgical Systems during the first quarter of 2009 compared with 74 in the first quarter of 2008.

•	As of March 31, 2009, we had a da Vinci Surgical System installed base of 1,171 systems, 863 in North America, 211 in Europe, and 97 in the rest of the world.

•

Operating income was $45.0 million compared to $64.9 million during the first quarter of 2008. Operating income was net of $20.1 million of revenue deferral associated with the da Vinci Si launch. Operating income included $22.7 million and $14.6 million during the first quarter of 2009 and 2008, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•

During the first quarter of 2009, we entered into a $150 million Accelerated Stock Repurchase program. During March 2009, 1.4 million shares of common stock were received and retired under the program.

•

We ended the first quarter of 2009 with $821.7 million in cash and investments. Cash and investments decreased by $80.1 million from the fourth quarter of 2008, including the $150 million stock repurchase.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). Other urologic procedures such as da Vinci Nephrectomy, da Vinci Cystectomy and da Vinci Pyeloplasty, other gynecologic procedures such as da Vinci Myomectomy and da Vinci Sacral Colpopexy, cardiothoracic procedures such as da Vinci Mitral Valve Repair and da Vinci Revascularization, and da Vinci Gastric Bypass have also contributed to our growth. We anticipate total 2009 procedures to grow over 40% from approximately 136,000 procedures performed in 2008.

Technology Acquisitions

We continue to make several strategic acquisitions of intellectual property. Total investments in intellectual property during the three months ended March 31, 2009 were $17.7 million, compared to $10.0 million during the three months ended March 31, 2008. Amortization expenses related to purchased intellectual property, for the three months ended March 31, 2009 and 2008 were approximately $3.6 million and $1.4 million, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in thousands):

	Three months Ended March 31,
	2009	% of total revenue	2008	% of total revenue
Revenue:
Products	$149,050	79%	$160,951	86%
Services	39,322	21%	27,243	14%

Total revenue	188,372	100%	188,194	100%

Cost of revenue:
Products	45,266	24%	44,852	24%
Services	14,402	8%	13,535	7%

Total cost of revenue	59,668	32%	58,387	31%

Products gross profit	103,784	55%	116,099	62%
Services gross profit	24,920	13%	13,708	7%

Gross profit	128,704	68%	129,807	69%

Operating expenses:
Selling, general, and administrative	62,366	33%	48,634	26%
Research and development	21,312	11%	16,301	9%

Total operating expenses	83,678	44%	64,935	35%

Income from operations	45,026	24%	64,872	34%
Interest and other income, net	5,016	3%	8,541	5%

Income before taxes	50,042	27%	73,413	39%
Income tax expense	21,900	12%	28,632	15%

Net income	$28,142	15%	$44,781	24%

Total Revenue

Total revenue was $188.4 million for the three months ended March 31, 2009 compared to $188.2 million for the three months ended March 31, 2008. First quarter 2009 revenue of $188.4 million was net of $20.1 million of revenue which was deferred or reserved in association with an upgrade program. In April 2009, we offered certain of our customers who purchased da Vinci S Surgical Systems in the first quarter, the opportunity to upgrade their recently purchased da Vinci S Surgical Systems to a da Vinci Si Surgical System. The upgrade is being offered at a discount to its fair value. These customers have been given until June 30, 2009 to accept our offer. In accordance with EITF 00-21, revenue in an amount equal to the discount, totaling approximately $18.0 million, has been deferred from the original sale of the da Vinci S Surgical Systems in the first quarter. The amounts deferred from the first quarter will be recognized as revenue by June 30, 2009 for those customers not accepting our offer and at the date the upgrade is installed for those customers accepting our offer. We anticipate being able to complete all the upgrades offered by December 31, 2009. The upgrade program also provided our customers the opportunity to return their recently purchased da Vinci S camera accessories for a 75% credit towards the purchase of da Vinci Si camera or other accessories. In accordance with SFAS 48, we provided return reserves of approximately $2.1 million, for the entire amount of revenue originally recorded in association with the returnable da Vinci S camera equipment. The deferred accessory revenue will be recognized as revenue by June 30, 2009 for those customers not accepting our offer. In cases where customers accept our offer, we will recognize revenue on the replacement camera accessories plus 25% of the revenue value of the returned camera accessories upon shipment of the replacement camera accessories. We will continue to sell, service and support both the da Vinci and the da Vinci S Surgical Systems and related instruments and accessories.

First quarter of 2009 revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in all of our target procedures. dVP has been our highest volume procedure to date and has been a significant sales catalyst. An increasing body of clinical evidence has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. From 2006 through the first quarter of 2009, dVH has been one of our fastest growing procedures. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusions. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operation complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 75% of total revenue for the three months ended March 31, 2009 and 77% of total revenue for the three months ended March 31, 2008. We believe domestic revenue accounts for the large majority of total revenue primarily due to the competitive nature of the domestic healthcare market. The decrease in revenue in the United States relative to the rest of the world reflects decreased hospital capital spending in the United States.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three months ended March 31, 2009 and 2008 (in thousands, except percentages and unit sales):

	Three Months Ended March 31,
	2009	2008
Revenue
Instruments and accessories	$79,528	$61,841
Systems	69,522	99,110

Total product revenue	149,050	160,951
Services and training	39,322	27,243

Total revenue	$188,372	$188,194

Recurring revenue	$118,850	$89,084

% of total revenue	63%	47%
Domestic	$141,898	$144,026
International	46,474	44,168

Total revenue	$188,372	$188,194

% of Domestic Revenue	75%	77%
% of International Revenue	25%	23%
Domestic Unit Sales	44	54
International Unit Sales	22	20

Total Unit Sales	66	74

Product Revenue

Product revenue was $149.1 million for the three months ended March 31, 2009 compared with $161.0 million for the three months ended March 31, 2008. First quarter 2009 product revenue reflects the $20.1 million of revenue deferrals associated with da Vinci Si launch described above.

Instruments and accessories revenue increased to $79.5 million for the three months ended March 31, 2009 compared with $61.9 million for the three months ended March 31, 2008. Instruments and accessories revenue for the three months ended March 31, 2009 reflects the non-recognition of $2.1 million of camera accessories revenue associated with the da Vinci Si launch described above. The increase in revenue is driven by an increase in procedures performed. Procedure growth occurred in all of our targeted procedures with prostatectomy and hysterectomy being the largest drivers of growth.

Instrument and accessory revenue per procedure declined approximately 18% during the first quarter of 2009 compared with the first quarter of 2008 due to multiple factors. First, the revenue deferral for camera accessories mentioned above represented a one-time reduction of $2.1 million to the first quarter 2009 revenues. Secondly, there were fewer stocking orders in the first quarter of 2009 as 66 new systems were placed during the quarter compared with 74 systems placed during the first quarter of 2008. Finally, our average revenue per procedure has gradually declined due to customers becoming more efficient in their use of instruments and accessories and a gradual growth in the mix of procedures that require fewer instruments such as benign dVH procedures. We expect our average revenue per procedure to decline over time, however it may fluctuate quarter to quarter due to timing of customer orders.

Systems revenue was $69.5 million during the three months ended March 31, 2009 compared with $99.1 million during the three months ended March 31, 2008. The decrease was primarily due to the $18.0 million system revenue deferral as a result of the upgrade program announced in April 2009 and fewer system unit sales (66 compared with 74). The average selling price (“ASP”) for the three months ended March 31, 2009, excluding the deferral of revenue associated with the da Vinci Si upgrade, was relatively the same as the ASP for the three months ended March 31, 2008.

Service Revenue

Service revenue, comprised primarily of system service, increased 44% to $39.3 million for the three months ended March 31, 2009 compared with $27.2 million for the three months ended March 31, 2008. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for first quarter of 2009 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue. There were approximately 1,111 and 795 systems installed, entering the first quarter of 2009 and 2008, respectively, generating an average of $35,000 and $34,000 per system for each quarter, respectively.

Gross Profit

Product gross profit during the three months ended March 31, 2009 was $103.8 million, or 69.6% of product revenue, compared with $116.1 million, or 72.1% of product revenue, during the three months March 31, 2008, respectively. The lower product gross profit was impacted by $20.1 million, for the revenue deferral described above. There was no cost of sales impact associated with the deferral. The negative margin impact of the system revenue deferral was partially offset by instrument and system material cost reductions.

Service gross profit during the three months ended March 31, 2009 was $24.9 million, or 63.4% of service revenue, compared with $13.7 million, or 50.3% of service revenue during the three months ended March 31, 2008. The higher 2009 service gross profit was driven by a larger installed base. The higher 2009 gross service profit percentage was driven by leveraging service costs across a larger base of installed systems and lower service parts consumption and repair costs per system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2009 increased 28% to $62.4 million compared with $48.6 million for the three months ended March 31, 2008. The increase is due to organizational growth to support our expanding business, higher commissions and other variable compensation related to higher revenue levels and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses for the three months ended March 31, 2009 and 2008 was approximately $14.4 million and $9.0 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended March 31, 2009 increased 31% to $21.3 million compared with $16.3 million for the three months ended March 31, 2008. The increase is due to the growth in our research and development organization, stock-based compensation expense, higher amortization expenses of purchased intellectual property, higher costs related to co-development licensing arrangements, and higher prototype expenses. Amortization expense related to purchased intellectual property during the quarter ended March 31, 2009 was $3.6 million, compared to $1.4 million during the quarter ended March 31, 2008. Stock-based compensation expenses charged to research and development expenses for the three months ended March 31, 2009 and 2008 were $5.0 million and $3.3 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including the aforementioned co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, for the three months ended March 31, 2009 was $5.0 million compared with $8.5 million for the three months ended March 31, 2008. Interest and other income, net for the three months ended March 31, 2009 consisted primarily of $0.8 million net foreign exchange loss and $5.6 million of interest income. Interest and other income, net for the three months ended March 31, 2008 was comprised primarily of $1.4 million in foreign exchange gains and $7.3 million of interest income. The $2.2 million change in foreign exchange losses resulted primarily from the strengthening of the US dollar and the respective loss from re-measuring non-US dollar balance sheet accounts which was partially offset by foreign currency hedging gains. The $1.7 million decrease in interest income resulted from declining market interest rates and the impact of funding the $150 million stock repurchase announced during the first quarter of fiscal 2009. During the three months ended March 31, 2009, we recorded $3.7 million loss on the UBS put option which was offset by a mark to market gain on auction-rate securities (ARS) that have been classified, per SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as trading securities.

Income Tax Expense

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest related to uncertain tax positions in income tax expense.

Income tax expense for the three months ended March 31, 2009 was $21.9 million, or 43.8% of pre-tax income, compared with $28.6 million, or 39.0% of pre-tax income for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The effective tax rate for the three months ended March 31, 2008 differs from the federal statutory rate primarily due to state income taxes, partially offset by domestic production deductions.

A California tax law change enacted in February 2009 allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sale factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we re-measured our deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of this change resulted in a decrease to California deferred tax assets of $1.8 million and this charge was recorded in our income tax provision for the three months ended March 31, 2009.

As of March 31, 2009, we had total gross unrecognized tax benefits of approximately $45.0 million compared with approximately $42.0 million as of December 31, 2008, representing an increase of approximately $3.0 million for the first three months of fiscal 2009. Of the total gross unrecognized tax benefits, $44.0 million, if recognized, would reduce our effective tax rate in the period of recognition. Interest included in income tax expense during the three months ended March 31, 2009 was not material.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments decreased from $901.9 million at December 31, 2008 to $821.7 million at March 31, 2009, including the $150.0 million stock repurchase. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data (unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by (used in)
Operating activities	$90,124	$39,384
Investing activities	(43,342)	33,742
Financing activities	(144,434)	34,260
Effect of exchange rates on cash and cash equivalents	(366)	597

Net increase (decrease) in cash and cash equivalents	$(98,018)	$107,983

Operating Activities

For the three months ended March 31, 2009, cash flow from operations of $90.1 million exceeded our net income of $28.1 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $28.2 million during the three months ended March 31, 2009.

2.	Cash provided by working capital and other assets during the three months ended March 31, 2009 was approximately $33.8 million

Working capital is comprised primarily of accounts receivable, deferred revenue and other current liabilities. Accounts receivable decreased by $30.8 million or 18% during the three months ended March 31, 2009 reflecting the impact on system sales from reduced hospital demand for capital equipment and the timing of system sales. Deferred revenue increased by $19.1 million or 24% for the three months ended March 31, 2009 which is primarily due to the deferral associated with the upgrade program. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $13.7 million or 15.8% during the three months ended March 31, 2009 primarily due to the payment of 2008 incentive compensation and the purchase of stock by employees under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2009.

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

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other current liabilities. Accounts receivable increased $5.3 million or 4% in the first quarter of 2008, reflecting the timing of system sales. Inventory increased $6.4 million or 20% in the first quarter of 2008 reflecting growth in our business. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $5.4 million or 10% in the first quarter of 2008, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased $15.6 million or 16% in the first quarter of 2008 primarily due to the payment of 2007 incentive compensation and the purchase of stock by employees under the ESPP during the three months ended March 31, 2008.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $15.9 million, capital expenditures and acquisitions of intellectual property of $27.5 million. Net cash provided by investing activities during the three months ended March 31, 2008 consisted primarily of sales and maturities of investments (net of proceeds from purchases of investments) of $40.7 million, partially offset by capital expenditures of $6.9 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. We are not a capital intensive business.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2009 consisted primarily of proceeds from stock option exercises and employee stock purchases of $5.6 million and payment of $150 million for the repurchase of our common stock through the accelerated share repurchase program. Net cash provided by financing activities during the three months ended March 31, 2008 consisted primarily of proceeds from stock option exercises of $15.0 million and excess tax benefits from stock-based compensation of $19.2 million.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

The recent financial crisis affecting the banking system and financial markets has resulted in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could further deteriorate and may have an adverse impact on the carrying value of these investments. Credit rating changes are monitored for compliance with our Corporate Cash and Investment Policy and are dealt with on a case by case basis as they occur. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and municipal bonds (which may have an auction reset feature). The securities, other than money market funds, are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments excluding auction rate securities as of March 31, 2009 was approximately 1 year. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $1.6 million as of March 31, 2009. We do not utilize derivative financial instruments to manage our interest rate risks.

At March 31, 2009, we held approximately $ 82.3 million of municipal bond investments, classified as long-term assets, with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value auction-rate securities (ARS) originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

However, we believe that, based on total cash and investments position and our expected operating cash flows, we are able to hold these securities until there is a recovery in the auctions market, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these ARS will have a material effect on our cash requirement or working capital.

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of sales activities outside of the United States, we have foreign exchange exposures to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable and currency bank balances. Our primary exposure is with the Euro.

For the three months ended March 31, 2009, sales denominated in foreign currencies were approximately 16% of total revenue. In January 2009, we began a hedging program to address the risk associated with non-functional currency financial statement exposures primarily to partially mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. For the three months ended March 31, 2009, our revenue would have decreased by approximately $2.9 million if the US dollar exchange rate would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the US dollar exchange rate against all currencies with which we have exposure, after taking into account hedges and offsetting positions at March 31, 2009 would have resulted in a $0.9 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions.

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

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have updated our risk factors as stated below to address our ability to effectively hedge our exposure to currency fluctuations.

WE MAY INCUR LOSSES ASSOCIATED WITH CURRENCY FLUCTUATIONS AND MAY NOT BE ABLE TO EFFECTIVELY HEDGE OUR EXPOSURE.

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations primarily for the Euro. We regularly review our hedging program and make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
March 1, 2009 to March 31, 2009	1,406,049	$106.68	1,406,049	$150.0 million

Total during first quarter ended March 31, 2009	1,406,049	$106.68	1,406,049	$150.0 million

(1)	On March 4, 2009, the Company’s announced that the Board of Directors had authorized the repurchase of up to $300.0 million of the Company’s common stock. All shares repurchased were pursuant to the publicly announced repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On March 3, 2009, the Board adopted and approved, effective immediately, the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws revise, among other things, the advance notice provisions for stockholder proposals and nominations and were made to ensure such provisions are clear and unambiguous in light of recent Delaware case law developments. Specifically, the Amended and Restated Bylaws include the following revisions:

•

clarify the requirements set forth in Section 5 of the Amended and Restated Bylaws that apply to all stockholder proposals and director nominations by stockholders and are the exclusive means for stockholders to submit such matters, other than proposals and nominations governed by Rule 14a-8 under the Securities Exchange Act of 1934, as amended (which provides certain procedural requirements);

•

require stockholders to disclose all ownership interests in the Company, including, among other things, all ownership interests, hedges, economic incentives and rights to vote any shares of any security of the Company, in light of increased use by investors of derivative instruments that are not reflected in an investor’s beneficial ownership of the Company’s securities;

•

require stockholders nominating directors to disclose the same information about a proposed director nominee that would be required if the director nominee were submitting a proposal and any material relationships between the stockholder proponents and their affiliates, on the one hand, and the director nominees and their affiliates, on the other hand; and

•	require that the additional disclosures discussed above be updated and supplemented, if necessary, so as to be accurate as of the record date for a meeting and as of shortly prior to the meeting.

In addition, the Amended and Restated Bylaws:

•	eliminate the ability of the stockholders to act by written consent or to call a special meeting of the stockholders;

•	allow annual or special meetings of Intuitive’s stockholders to be held by means of remote communication; and

•	allow notice to be given by electronic transmission.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.1	Master Confirmation and Supplemental Confirmation Agreement between Intuitive Surgical, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer

Date: April 17, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.1	Master Confirmation and Supplemental Confirmation Agreement between Intuitive Surgical, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002