Form 10-Q
period 2009-06-30
INTUITIVE SURGICAL INC
filed 2009-07-23
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Registrant had 37,934,659 shares of Common Stock, $0.001 par value per share, outstanding as of July 17, 2009.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$173,421	$194,623
Short-term investments	207,241	256,746
Accounts receivable, net	175,216	170,107
Inventory	59,247	63,460
Prepaids and other assets	13,634	9,496
Deferred tax assets	9,299	9,458

Total current assets	638,058	703,890
Property, plant and equipment, net	122,584	117,021
Long-term investments	521,399	450,504
Long-term deferred tax assets	44,124	35,899
Intangible assets, net	63,992	56,224
Goodwill	110,740	110,740
Other assets	385	346

Total assets	$1,501,282	$1,474,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,555	$20,501
Accrued compensation and employee benefits	29,315	36,930
Deferred revenue	88,215	77,981
Other accrued liabilities	34,915	29,104

Total current liabilities	179,000	164,516
Long-term liabilities	51,098	43,342

Total liabilities	230,098	207,858

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 37,931 and 39,183 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	38	39
Additional paid-in capital	900,712	871,846
Retained earnings	369,640	397,824
Accumulated other comprehensive income (loss)	794	(2,943)

Total stockholders’ equity	1,271,184	1,266,766

Total liabilities and stockholders’ equity	$1,501,282	$1,474,624

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Products	$219,346	$189,780	$368,396	$350,731
Services	41,278	29,409	80,600	56,652

Total revenue	260,624	219,189	448,996	407,383
Cost of revenue:
Products	55,542	50,036	100,808	94,888
Services	14,897	13,097	29,299	26,632

Total cost of revenue	70,439	63,133	130,107	121,520

Gross profit	190,185	156,056	318,889	285,863

Operating expenses:
Selling, general, and administrative	67,276	57,504	129,642	106,138
Research and development	23,369	20,357	44,681	36,658

Total operating expenses	90,645	77,861	174,323	142,796

Income from operations	99,540	78,195	144,566	143,067
Interest and other income, net	5,171	5,707	10,187	14,248

Income before taxes	104,711	83,902	154,753	157,315
Income tax expense	42,323	32,720	64,223	61,352

Net income	$62,388	$51,182	$90,530	$95,963

Earnings per share:
Basic	$1.65	$1.32	$2.36	$2.48

Diluted	$1.62	$1.28	$2.32	$2.40

Shares used in computing earnings per share:
Basic	37,897	38,773	38,390	38,677

Diluted	38,557	39,980	38,946	39,914

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income	$90,530	$95,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,089	6,719
Amortization of intangible assets	7,857	4,075
Deferred income taxes	(8,417)	(7,600)
Income tax benefits from employee stock option plans and acquisition	715	38,018
Excess tax benefit from stock-based compensation	(970)	(35,580)
Share-based compensation expense	47,382	34,282
Changes in operating assets and liabilities:
Accounts receivable	(5,108)	(31,713)
Inventory	4,212	(10,198)
Prepaids and other assets	(3,956)	4,416
Accounts payable	6,026	(9,828)
Accrued compensation and employee benefits	(7,622)	(3,301)
Deferred revenue	10,290	11,361
Accrued liabilities	23,085	7,571

Net cash provided by operating activities	173,113	104,185

Investing Activities:
Purchase of investments	(303,224)	(417,496)
Proceeds from sales and maturities of investments	286,124	405,931
Purchase of property and equipment and acquisition of intellectual property	(40,334)	(52,035)

Net cash provided by (used in) investing activities	(57,434)	(63,600)

Financing Activities:
Proceeds from issuance of common stock, net	12,054	23,318
Excess tax benefit from stock-based compensation	970	35,580
Repurchase and retirement of common stock	(150,000)	—

Net cash provided by (used in) financing activities	(136,976)	58,898

Effect of exchange rate changes on cash and cash equivalents	95	715

Net increase (decrease) in cash and cash equivalents	(21,202)	100,198
Cash and cash equivalents, beginning of period	194,623	122,825

Cash and cash equivalents, end of period	$173,421	$223,023

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed on February 6, 2009. The results of operations for the first six months of fiscal 2009 are not indicative of the results to be expected for the entire fiscal year or any future periods.

Subsequent Events Evaluation

Management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2009 through the financial statements issue date of July 23, 2009. All appropriate subsequent event disclosures, if any, have been made in notes to our unaudited Condensed Consolidated Financial Statements.

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

In January 2009, the Company began a hedging program to address the risk associated with non-functional currency (primarily Euro) financial statement exposures. The Company accounts for these instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” (SFAS 133) which requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value as of the reporting date. Derivative valuations are determined using SFAS No. 157, “Fair Value Measurements” (SFAS 157) Level 2 inputs (as defined on Note 3), including closing currency prices and observable inputs other than quoted prices, including interest rates, forward points and credit risk.

The Company sells products to certain European customers in foreign currencies. Fluctuations in exchange rates can change the Company’s U.S. dollar equivalent revenue and hence the Company’s U.S. dollar earnings. The Company hedges a portion of forecasted foreign currency denominated sales (primarily Euro-denominated) utilizing foreign exchange forward contracts. These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of SFAS No. 133. The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into net revenues when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of income immediately. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to net revenues on its consolidated statement of income.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

Effective April 1, 2009, the Company adopted three Financial Accounting Standard Board (FASB) Staff Positions (“FSP”) that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. The Company adopted the disclosures required by SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For Intuitive, SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS 141(R) did not have any impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

NOTE 3. INVESTMENTS

The following table summarizes the Company’s investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Cash and cash equivalents	$173,421	$—	$—	$173,421
Short-term investments:
Commercial paper	13,042	—	—	13,042
Municipal notes	13,605	102	—	13,707
U.S. corporate debt	115,615	838	(156)	116,297
U.S. treasuries	20,723	257	—	20,980
U.S government agencies	42,911	304	—	43,215

Total short-term investments	$205,896	$1,501	$(156)	$207,241

Long-term investments:
Municipal notes	$194,390	$954	$(11,500)	$183,844
U.S. corporate debt	169,289	2,114	(694)	170,709
U.S. Treasuries	32,075	194	(60)	32,209
U.S government agencies	125,869	1,147	(70)	126,946
Put option	—	7,691	—	7,691

Total long-term investments	$521,623	$12,100	$(12,324)	$521,399

Total cash, cash equivalents and investments	$900,940	$13,601	$(12,480)	$902,061

December 31, 2008
Cash and cash equivalents	$194,621	2	—	$194,623
Short-term investments:
Commercial paper	$34,186	$81	$—	$34,267
U.S. corporate debt	109,048	590	(582)	109,056
U.S. treasuries	12,408	145	-	12,553
U.S. government agencies	100,032	858	(20)	100,870

Total short-term investments	$255,674	$1,674	$(602)	$256,746

Long-term investments:
Municipal notes	$143,088	$170	$(15,597)	$127,661
U.S. corporate debt	166,215	1,152	(3,970)	163,397
U.S. treasuries	21,987	648	—	22,635
U.S. government agencies	123,458	1,748	—	125,206
Put option	—	11,605	—	11,605

Total long-term investments	$454,748	$15,323	$(19,567)	$450,504

Total cash, cash equivalents and investments	$905,043	$16,999	$(20,169)	$901,873

The following is a summary of the amortized cost and estimated fair value of the Company’s cash, cash equivalents and investments at June 30, 2009 by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$379,317	$380,662
Mature in one to five years	434,863	438,396
Mature in more than five years	86,760	83,003

Total	$900,940	$902,061

During the three and six months ended June 30, 2009 and 2008, realized gains or losses recognized on the sale of investments were not material. As of June 30, 2009 and December 31, 2008, net unrealized gains (losses) on available-for-sale securities, net of tax, of $0.8 million and ($3.2) million, respectively, were included in accumulated other comprehensive income (loss) in the accompanying unaudited Condensed Consolidated Balance Sheets. At June 30, 2009, the Company evaluated its net unrealized losses, the majority of which are from auction-rate securities, and determined them to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and foreign currency derivatives. The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009 Using
Assets	Level 1	Level 2	Level 3	Total
Money Market funds	$141,411	$—	$—	$141,411
U.S. Treasuries	53,189	—	—	53,189
Commercial paper	—	21,542	—	21,542
Corporate debt	—	287,006	—	287,006
U.S. government agencies	—	170,161	—	170,161
Municipal notes	—	114,548	83,003	197,551
Put option	—	—	7,691	7,691

Total assets measured at fair value	$194,600	$593,257	$90,694	$878,551

Liabilities
Foreign Currency Derivatives	$—	$914	$—	$914

Total liabilities measured at fair value	$—	$914	$—	$914

Amounts included in:
Cash and cash equivalents	$141,411	$8,500	$—	$149,911
Short-term investments	20,980	186,261	—	207,241
Long-term investments	32,209	398,496	90,694	521,399

Total assets measured at fair value	$194,600	$593,257	$90,694	$878,551

Other accrued liabilities	$—	$914	$—	$914

Total liabilities measured at fair value	$—	$914	$—	$914

The fair value of these financial assets was determined using the following level of inputs as of December 31, 2008 and are presented on the Company’s unaudited Condensed Consolidated Balance Sheets as follows (in thousands):

	Fair Value Measurements at December 31, 2008 Using
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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2009	$11,605	$79,070
Purchases	—	—
Sales/Maturities	—	—
Total gains or (losses):	—	—
Included in other comprehensive income (loss)	—	(454)
Included in earnings	(3,675)	3,675

Balance at March 31, 2009	7,930	82,291
Purchases	—	—
Sales/Maturities	—	(200)
Total gains or (losses):	—	—
Included in other comprehensive income (loss)	—	673
Included in earnings	(239)	239

Balance at June 30, 2009	$7,691	$83,003

Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. A large portion of these ARS are held by UBS AG (UBS), one of the Company’s investment providers. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $71.2 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The Company has valued the ARS and put option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of, based on data available as of June 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

Foreign currency derivative

On a monthly basis, the Company enters into foreign currency forward contracts with one to seven month terms. It does not purchase derivatives for trading purposes. As of June 30, 2009, the Company had the notional amount of €18.0 million and £6.5 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and €6.0 million to hedge Euro denominated sales.

The fair value of derivative instruments in the unaudited condensed consolidated balance sheet as of June 30, 2009 was approximately $0.9 million in liabilities. The effect of derivative instruments designated as cash flow hedges on the Company’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2009 was not significant. The Company recognized loss of approximately $1.4 million for derivative instruments not designated as hedges during the three months ended June 30, 2009 and the recognized loss was not significant during the six months ended June 30, 2009.

NOTE 5. INVENTORY

The following table provides details of selected balance sheet items (in thousands):

	June 30, 2009	December 31, 2008
Inventory
Raw materials	$16,285	$19,901
Work-in-process	2,956	4,097
Finished goods	40,006	39,462

Total	$59,247	$63,460

NOTE 6. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income, as reported	$62,388	$51,182	$90,530	$95,963
Foreign currency translation adjustments	251	132	66	511
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative	(1,049)	—	(696)	—
Reclassification adjustment for (gain) loss on derivative instruments recognized during the period	606	—	436	—
Unrealized gains (losses) on available-for-sale securities, net of tax:
Unrealized gains (losses) arising during period	1,963	(5,117)	3,931	(6,780)

Total other comprehensive income	$64,159	$46,197	$94,267	$89,694

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30, 2009	December 31, 2008
Foreign currency translation adjustments	$293	$227
Accumulated net unrealized gains (losses) on derivatives, net of tax	(260)	—
Accumulated net unrealized gains (losses) on available-for-sale securities, net of tax	761	(3,170)

Total accumulated other comprehensive income (loss)	$794	$(2,943)

Stock Option Plans

A summary of stock option activity under the Plans for the six months ended June 30, 2009 is presented as follows (in thousands, except per share amounts):

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2008 (with 1,791 options exerciseable at a weighted-average exercise price of $100.71 per share and with 3,551 options vested and expected to vest at a weighted-average exercise price of $160.68 per share)	8,449	3,749	$163.25
Options authorized	2,046
Options granted	(1,481)	1,481	108.76
Options exercised	—	(99)	74.15
Options forfeited/expired	93	(93)	194.49

Balance at June 30, 2009 (with 2,148 options exerciseable at a weighted-average exercise price of $121.43 per share and with 4,764 options vested and expected to vest at a weighted-average exercise price of $146.96 per share)	9,107	5,038	$148.40

Employee Stock Purchase Plan (ESPP)

Under the Employee Stock Purchase Plan, employees purchased approximately 55,185 shares for $4.7 million and 46,700 shares for $4.5 million during the six months ended June 30, 2009 and 2008, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales - products	$1,941	$1,639	$3,740	$2,905
Cost of sales - services	1,690	1,288	3,230	2,269

Total cost of sales	3,631	2,927	6,970	5,174
Selling, general and administrative	15,494	12,353	29,866	21,370
Research and development	5,524	4,439	10,546	7,738

Stock-based compensation expense before income taxes	24,649	19,719	47,382	34,282
Income taxes	6,878	7,170	14,142	12,347

Stock-based compensation expense after income taxes	$17,771	$12,549	$33,240	$21,935

The fair value of each option grant and the fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Options
Average risk free interest rate	2.10%	2.88%	1.68%	2.79%
Average expected term (years)	5.1	5.0	5.3	5.0
Average expected volatility	51%	51%	56%	52%
Weighted average fair value at grant date	$62.26	$142.66	$55.18	$143.03
Total stock-based compensation expense (000’s)	$22,999	$18,803	$44,260	$32,336

ESPP
Average risk free interest rate			0.58%	2.19%
Average expected term (years)			1.3	1.3
Average expected volatility			65%	57%
Weighted average fair value at grant date			$43.94	$101.03
Total stock-based compensation expense (000’s)	$1,650	$916	$3,122	$1,946

There were no new ESPP offerings during the three months ended June 30, 2009 and 2008.

NOTE 7. SHARE REPURCHASE PROGRAM

In March 2009, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. In connection with this stock repurchase authorization, the Company entered into a collared accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $150 million of the Company’s common stock. The number of shares repurchased by Intuitive under the ASR Program was based generally on the average daily volume-weighted average price of Intuitive’s common stock during a specific period less a predetermined discount per share. As of March 31, 2009, the Company has received and retired 1,406,049 shares of the Company’s common stock. All ASR Program purchases were completed on June 5, 2009 and during the three months ended June 30, 2009 the Company did not receive any additional shares. As of June 30, 2009, the Company had $150 million remaining under the board authorized amount of stock repurchases.

In accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program,” the Company accounted for the accelerated share repurchase as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the transaction date and (b) as a forward contract indexed to the Company’s common stock. As such, the Company accounted for the 1,406,049 shares that it received as a repurchase of its common stock and retired those shares immediately for net income per share purposes. The Company has determined that the forward contract indexed to the Company’s common stock met all of the applicable criteria for equity classification in accordance with EITF 00-19, and therefore, the contract was not accounted for as a derivative under SFAS 133.

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

Income tax expense for the three months ended June 30, 2009 was $42.3 million, or 40.4% of pre-tax income, compared with $32.7 million, or 39.0% of pre-tax income for the three months ended June 30, 2008. Income tax expense for the six months ended June 30, 2009 was $64.2 million, or 41.5% of pre-tax income, compared with $61.3 million, or 39.0% of pre-tax income for the six months ended June 30, 2008. The effective tax rate for the three and six months ended June 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The effective tax rate for the three and six months ended June 30, 2008 differs from the federal statutory rate primarily due to state income taxes and non-deductible stock option expenses, partially offset by domestic production deductions.

A California tax law change enacted in February 2009 allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. The Company expects to benefit from the California single sale factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), the Company has re-measured its deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of this change resulted in a decrease to California beginning deferred tax assets of $1.6 million and this charge was recorded in the Company’s income tax provision during the three months ended March 31, 2009.

As of June 30, 2009, the Company has total gross unrecognized tax benefits of approximately $51.0 million compared with approximately $42.0 million as of December 31, 2008, representing an increase of approximately $9.0 million for the six months ended June 30, 2009. Of the total gross unrecognized tax benefits, $49.9 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$62,388	$51,182	$90,530	$95,963
Basic:
Weighted-average shares outstanding	37,897	38,773	38,390	38,677

Basic net income per share	$1.65	$1.32	$2.36	$2.48

Diluted:
Weighted-average shares outstanding used in basic calculation	37,897	38,773	38,390	38,677
Add common stock equivalents	660	1,207	556	1,237

Weighted-average shares used in computing diluted net income per shares	38,557	39,980	38,946	39,914

Diluted earnings per share	$1.62	$1.28	$2.32	$2.40

Employee stock options to purchase approximately 2,914,505 and 1,251,460 weighted shares for the three months ended June 30, 2009 and 2008, respectively, and 2,957,813 and 962,294 weighted shares for the six months ended June 30, 2009 and 2008, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc.

This management’s discussion and analysis of financial condition as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® S HD Surgical System™, da Vinci® Si™, EndoWrist®, and InSite® are trademarks of Intuitive Surgical, Inc.

Overview

Products. We design, manufacture and market da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The product line also includes proprietary “wristed” instruments and surgical accessories. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D High Definition (HD) visualization, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to improve clinical outcomes while reducing the invasiveness of complex surgical procedures. The da Vinci Surgical System is sold into multiple surgical specialties, principally urology, gynecology, cardiothoracic, and general surgery.

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, comprised of instruments, accessories, and service revenue. The da Vinci Surgical System generally sells for $0.7 million to $2.3 million, depending on configuration, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $180,000 per year, depending on the configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Revenue generated from the sale of instruments and accessories, and service increased from 45% of total revenue in 2006 to 48% of total revenue in 2008. Recurring revenue for the three months ended June 30, 2009 was $137.1 million or 53% of total revenue and for the six months ended June 30, 2009 was $256.0 million, or 57% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown from 559 at December 31, 2006 to 1,111 at December 31, 2008 to 1,242 at June 30, 2009.

Regulatory Clearances

We believe that we have obtained the necessary clearances to market our products to our targeted surgical specialties within the United States. As we make additions to the target procedures, we will continue to obtain the necessary clearances. The following table lists chronologically our FDA clearances to date:

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

2009 Business Events and Trends

Introduction. We have experienced rapid procedure growth since introducing our products in 1999 through the second quarter of 2009. This has been driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries. While procedure growth has continued to be strong, system sales during late 2008 and first half of 2009 have been impacted by reduced hospital demand for capital equipment in connection with the current economic recession.

da Vinci Si Surgical System Product Launch. We recently launched our newest da Vinci model, the da Vinci Si. The da Vinci Si brings to market three significant innovations. First, our InSite™ imaging system has been substantially redesigned for increased visual acuity and improved ease-of-use. The HD imaging system’s increased performance is equivalent to the move from 720p to 1080i in commercial television. We believe that the increased visual performance will continue to increase surgeon precision and confidence and will contribute to improved patient outcomes and shorter procedure times. Secondly, the da Vinci Si surgeon’s user interface has been redesigned to allow simplified and integrated control of da Vinci products and other operating room devices, such as electro-surgical units. The new user interface also includes a set of ergonomic controls for surgeon comfort. We believe the simplified interface will allow for easier surgeon training and decreased surgeon workload during surgery. The third significant improvement is the introduction of a dual surgeon’s console for use during surgery, which will allow new methods of training da Vinci surgeons and enable collaborative da Vinci surgery. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci arms during a case. We believe this will both shorten the learning curve for new surgeons and will allow collaborative surgery in complex cases.

The da Vinci Si Surgical System is FDA approved and CE marked. It is currently available in the United States and most of Europe. da Vinci Si Systems are available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories are compatible with the da Vinci Si system. An upgrade from a da Vinci S System to the da Vinci Si System is available for our current customers. We will continue to sell, service and support the previous da Vinci models - the standard da Vinci and the da Vinci S Surgical Systems.

We offered certain of our customers who purchased da Vinci S Surgical Systems in the first quarter of 2009 the opportunity to upgrade their recently purchased da Vinci S Surgical Systems to da Vinci Si Surgical Systems at a discount to the list price of our upgrade. The upgrade program also provided our customers the opportunity to return their recently purchased da Vinci S camera accessories and receive a credit towards the purchase of da Vinci Si camera or other accessories. These customers were given until June 30, 2009 to accept our offer. Total revenue in an amount equal to the discount, of approximately $20.1 million, was deferred in the first quarter of 2009. During the second quarter of 2009, we recognized $13.8 million of revenue from offers declined, upgrades completed or accessories delivered. We expect to be able to complete all accepted da Vinci Si system upgrade offers and recognize the remaining $6.3 million deferred revenue by the end of 2009.

Second Quarter 2009 Financial Highlights

•	Procedures grew approximately 52% during the second quarter of 2009, compared to the second quarter of 2008.

•	Total revenue, including the $13.8 million recognized from the upgrade offer, increased to $260.6 million from $219.2 million during the second quarter of 2008.

•	Recurring revenue increased 33% to $137.1 million from $103.0 million during the second quarter of 2008.

•	Instruments and accessories revenue, including $1.4 million of the $13.8 million recognized from the upgrade offer, increased to $95.8 million from $73.6 million during the second quarter of 2008.

•	System revenue, including $12.4 million of the $13.8 million recognized from the upgrade offer, increased to $123.5 million from $116.2 million during the second quarter of 2008.

•	We sold 76 da Vinci Surgical Systems during the second quarter of 2009 compared with 85 in the second quarter of 2008. 47 of the 76 systems sold were the recently launched da Vinci Si model.

•	As of June 30, 2009, we had a da Vinci Surgical System installed base of 1,242 systems, 916 in the United States, 221 in Europe, and 105 in the rest of the world.

•

Operating income, including the $13.8 million recognized from the upgrade offer, increased to $99.5 million, or 38% of revenue, during the second quarter of 2009 from $78.2 million, or 36% of revenue, during the second quarter of 2008. Operating income included $24.6 million and $19.7 million during the second quarter of 2009 and 2008, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•	We ended the second quarter of 2009 with $902.1 million in cash, cash equivalents and investments, an increase of $80.4 million from the end of the first quarter of 2009.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). Other urologic procedures such as da Vinci Nephrectomy, da Vinci Cystectomy and da Vinci Pyeloplasty, other gynecologic procedures such as da Vinci Myomectomy and da Vinci Sacral Colpopexy, cardiothoracic procedures such as da Vinci Mitral Valve Repair and da Vinci Revascularization, and various general surgery procedures have also contributed to our growth. We anticipate total 2009 procedures to grow over 45% from approximately 136,000 procedures performed in 2008.

Technology Acquisitions

We continue to make several strategic acquisitions of intellectual property. Total investments in intellectual property during the three months ended June 30, 2009 and 2008 were $8.0 million and $20.0 million, and $25.7 million and $30.0 million for the six months ended June 30, 2009 and 2008, respectively. Amortization expenses related to purchased intellectual property for the three months ended June 30, 2009 and 2008 were approximately $4.0 million and $2.4 million, and $7.6 million, and $3.7 million for the six months ended June 30, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in thousands):

	Three months Ended June 30,				Six months Ended June 30,
	2009	% of total revenue	2008	% of total revenue	2009	% of total revenue	2008	% of total revenue
Revenue:
Products	$219,346	84%	$189,780	87%	$368,396	82%	$350,731	86%
Services	41,278	16%	29,409	13%	80,600	18%	56,652	14%

Total revenue	260,624	100%	219,189	100%	448,996	100%	407,383	100%

Cost of revenue:
Products	55,542	21%	50,036	23%	100,808	22%	94,888	23%
Services	14,897	6%	13,097	6%	29,299	7%	26,632	7%

Total cost of revenue	70,439	27%	63,133	29%	130,107	29%	121,520	30%

Products gross profit	163,804	63%	139,744	64%	267,588	60%	255,843	63%
Services gross profit	26,381	10%	16,312	7%	51,301	11%	30,020	7%

Gross profit	190,185	73%	156,056	71%	318,889	71%	285,863	70%

Operating expenses:
Selling, general, and administrative	67,276	26%	57,504	26%	129,642	29%	106,138	26%
Research and development	23,369	9%	20,357	9%	44,681	10%	36,658	9%

Total operating expenses	90,645	35%	77,861	35%	174,323	39%	142,796	35%

Income from operations	99,540	38%	78,195	36%	144,566	32%	143,067	35%
Interest and other income, net	5,171	2%	5,707	3%	10,187	2%	14,248	4%

Income before taxes	104,711	40%	83,902	39%	154,753	34%	157,315	39%
Income tax expense	42,323	16%	32,720	15%	64,223	14%	61,352	15%

Net income	$62,388	24%	$51,182	24%	$90,530	20%	$95,963	24%

Total Revenue

Total revenue increased to $260.6 million for the three months ended June 30, 2009 from $219.2 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, revenue increased to $449.0 million from $407.4 million for the six months ended June 30, 2008. During the second quarter of 2009, as described previously, we recognized $13.8 million of $20.1 million revenue that was originally deferred in the first quarter of 2009 in association with da Vinci Si launch. First half of 2009 revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in all of our target procedures. dVP has been our highest volume procedure to date, while dVH has been one of our fastest growing procedures since 2006. dVP and dVH have represented more than 75% of our total procedures over the past several years. An increasing body of clinical evidence has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusions. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operation complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 78% and 77% of total revenue for the three and six month periods ended June 30, 2009, respectively, and 80% and 78% of total revenue for the three and six month periods ended June 30, 2008, respectively. We believe domestic revenue accounts for the large majority of total revenue primarily due to the competitive nature of the domestic healthcare market.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and six month periods ended June 30, 2009 and 2008 (in thousands, except percentages and unit sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Instruments and accessories	$95,827	$73,632	$175,355	$135,473
Systems	123,519	116,148	193,041	215,258

Total product revenue	219,346	189,780	368,396	350,731
Services	41,278	29,409	80,600	56,652

Total revenue	$260,624	$219,189	$448,996	$407,383

Recurring revenue	$137,105	$103,041	$255,955	$192,125

% of total revenue	53%	47%	57%	47%
Domestic	$202,815	$175,051	$344,713	$319,077
International	57,809	44,138	104,283	88,306

Total revenue	$260,624	$219,189	$448,996	$407,383

% of Revenue - Domestic	78%	80%	77%	78%
% of Revenue - International	22%	20%	23%	22%
Domestic Unit Sales	56	66	100	120
International Unit Sales	20	19	42	39

Total Unit Sales	76	85	142	159

Product Revenue

Product revenue increased to $219.3 million for the three months ended June 30, 2009 compared with $189.8 million for the three months ended June 30, 2008. Second quarter 2009 product revenue included recognition of $13.8 million of revenue that was originally deferred in the first quarter of 2009 associated with da Vinci Si launch described above.

Instruments and accessories revenue increased to $95.8 million for the three months ended June 30, 2009 compared with $73.6 million for the three months ended June 30, 2008. The increase in revenue was primarily driven by an increase in procedures performed. Procedure growth occurred in all of our targeted procedures with hysterectomy and prostatectomy being the largest drivers of growth. Instruments and accessories revenue for the three months ended June 30, 2009 included recognition of $1.4 million of the total $2.1 million of accessories revenue deferred in the first quarter of 2009 associated with da Vinci Si upgrade program described above.

Instruments and accessories revenue per procedure declined approximately 15% during the second quarter of 2009 compared with the second quarter of 2008 due to multiple factors. First, there were fewer initial stocking orders of instruments and accessories as we sold fewer systems during the second quarter of 2009 compared to the second quarter of 2008, and stocking orders continue to represent a smaller portion of total instruments and accessories revenue as our installed base grows. Second, our average revenue per procedure has gradually declined due to customers becoming more efficient in their use of instruments and accessories and a gradual growth in the mix of procedures that require fewer instruments such as benign dVH procedures. We expect our average revenue per procedure to fluctuate quarter to quarter due to variations in stocking orders and customer buying patterns.

Systems revenue during the three months ended June 30, 2009 was $123.5 million compared with $116.1 million during the three months ended June 30, 2008. The increase was primarily due to recognition of $12.4 million of system revenue deferred from the first quarter of 2009, higher average selling prices (ASP’s) resulting from the impact of the higher-priced single and dual console da Vinci Si Surgical Systems, partially offset by fewer system sales. Excluding the impact of our deferral in the first quarter of 2009 of $18.0 million and revenue recognized in the second quarter of 2009 of $12.4 million, our ASP for three months ended June 30, 2009 was $1.43 million, compared to $1.35 million for the three months ended June 30, 2008. We sold 76 da Vinci Surgical Systems during the second quarter of 2009, compared with 85 in the same period last year. 47 of the 76 systems sold during the second quarter of 2009 were the da Vinci Si Surgical Systems, of which 5 systems were dual console configurations.

Product revenue was $368.4 million for the six months ended June 30, 2009 compared with $350.7 million for the six months ended June 30, 2008. Product revenue in the first half of 2009 reflects the remaining unrecognized $6.3 million of revenue deferrals in connection with the da Vinci Si Surgical System launch described above.

Instruments and accessories revenue increased $175.4 million for the six months ended June 30, 2009 compared with $135.5 million for the six months ended June 30, 2008. The increase for the six months ended June 30, 2009 resulted from the same factors as the three months ended June 30, 2009.

Systems revenue was $193.0 million during the six months ended June 30, 2009 compared with $215.3 million during the six months ended June 30, 2008. The decrease was primarily due to $5.6 million remaining unrecognized system revenue deferral as a result of the da Vinci Si upgrade offers and lower system unit sales. We sold 142 da Vinci Surgical Systems during the first half of 2009, compared with 159 in the same period last year.

Service Revenue

Service revenue, comprised primarily of system service, increased 40% to $41.3 million for the three months ended June 30, 2009 compared with $29.4 million for the three months ended June 30, 2008. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for second quarter of 2009 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue. There were approximately 1,171 and 867 systems installed, entering the second quarter of 2009 and 2008, respectively, generating an average of $35,000 and $34,000 per system for each quarter, respectively.

Service revenue increased 42% to $80.6 million for the six months ended June 30, 2009 compared with $56.7 million for the six months ended June 30, 2008. Higher first six months of 2009 service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit during the three and six month periods ended June 30, 2009 was $163.8 million, or 74.7% of product revenue, and $267.6 million, or 72.6% of product revenue, respectively, compared with $139.7 million, or 73.6% of product revenue, and $255.8 million, or 72.9% of product revenue, during the three and six months ended June 30, 2008, respectively. The higher product gross profit was driven by higher 2009 product revenue, as described above. The higher product gross profit percentage for the three months ended June 30, 2009 was driven by $13.8 million of da Vinci Si deferred revenue recognized and product material costs reductions. The lower product gross profit percentage for the six months ended June 30, 2009 was driven by the remaining $6.3 million of da Vinci Si deferred revenue, partially offset by product material costs reductions.

Service gross profit during the three and six month periods ended June 30, 2009 was $26.4 million, or 63.9% of service revenue, and $51.3 million, or 63.6% of service revenue, respectively, compared with $16.3 million, or 55.5% of service revenue, and $30.0 million, or 53.0% of service revenue, during the three and six month periods ended June 30, 2008, respectively. The higher 2009 service gross profit was driven by higher revenue generated from a larger installed base. The higher 2009 gross service profit percentage was driven by leveraging service costs across a larger base of installed systems, lower service parts consumption and repair costs per system, and reduced customer training center costs.

Total gross profit during the three months ended June 30, 2009 was $190.2 million, or 73.0% of total revenue, compared to $128.7 million, or 68.3% of total revenue for the three months ended March 31, 2009, and $156.1 million, or 71.2% of total revenue for the three months ended June 30, 2008. Since there was no cost deferred in association with the deferred revenue related to the da Vinci Si upgrade offer, the $20.1 million of revenue deferred during the first quarter of 2009 and the $13.8 million of revenue recognized during the second quarter of 2009 had equal impacts on gross profit, operating income and pretax income. Excluding the impact of the da Vinci Si deferred revenue during the first quarter of 2009 and subsequent recognition during the second quarter of 2009 , the total gross profit margin percentage was 71.5%, 71.4%, and 71.2% of total revenue for the three months ended June 30, 2009, March 31, 2009, and June 30, 2008 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2009 increased 17% to $67.3 million compared with $57.5 million for the three months ended June 30, 2008. Selling, general and administrative expenses for the six months ended June 30, 2009 increased 22% to $129.6 million compared with $106.1 million for the six months ended June 30, 2008. The increases are due to organizational growth to support our expanding business, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses for the three months and six months ended June 30, 2009 and 2008 was approximately $15.5 million and $29.9 million, and $12.4 million and $21.4 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended June 30, 2009 increased 15% to $23.4 million compared with $20.4 million for the three months ended June 30, 2008. Research and development expenses for the six months ended June 30, 2009 increased 22% to $44.7 million compared with $36.7 million for the six months ended June 30, 2008. The increases are due to the growth in our research and development organization, stock-based compensation expense and higher amortization expenses of purchased intellectual property. Amortization expense related to purchased intellectual property during the quarter ended June 30, 2009 was $3.8 million compared to $2.2 million during the quarter ended June 30, 2008. Amortization expense related to purchased intellectual property during the six months ended June 30, 2009 was $7.2 million compared to $3.3 million during the six months ended June 30, 2008. Stock-based compensation expense increased to approximately $5.5 million and $10.5 million for the three and six months ended June 30, 2009, compared with $4.4 million and $7.7 million during the three and six months ended June 30, 2008. We expect to continue to make substantial investments in research and development and anticipate that research and development expense will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net for the three months ended June 30, 2009 was $5.2 million compared with $5.7 million for the three months ended June 30, 2008. The change was primarily due to declining market interest rates associated with our marketable securities.

Interest and other income, net for the six months ended June 30, 2009 was $10.2 million, which was $4.0 million less than $14.2 million recorded for the six months ended June 30, 2008. The change was primarily due to declining market interest rates and the impact of funding the $150 million stock repurchase announced during the first quarter of fiscal 2009.

Income Tax Expense

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest related to uncertain tax positions in income tax expense.

Income tax expense for the three months ended June 30, 2009 was $42.3 million, or 40.4% of pre-tax income, compared with $32.7 million, or 39.0% of pre-tax income for the three months ended June 30, 2008. Income tax expense for the six months ended June 30, 2009 was $64.2 million, or 41.5% of pre-tax income, compared with $61.3 million, or 39.0% of pre-tax income for the six months ended June 30, 2008. The effective tax rate for the three and six months ended June 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The effective tax rate for the three and six months ended June 30, 2008 differs from the federal statutory rate primarily due to state income taxes and non-deductible stock option expenses, partially offset by domestic production deductions.

A California tax law change enacted in February 2009 allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sale factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with SFAS No. 109, “Accounting for Income Taxes,” we re-measured our deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of this change resulted in a decrease to California beginning deferred tax assets of $1.6 million and this charge was recorded in our income tax provision for the three months ended March 31, 2009.

As of June 30, 2009, we had total gross unrecognized tax benefits of approximately $51.0 million compared with approximately $42.0 million as of December 31, 2008, representing an increase of approximately $9.0 million for the six months ended June 30, 2009. Of the total gross unrecognized tax benefits, $49.9 million, if recognized, would reduce our effective tax rate in the period of recognition.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $901.9 million at December 31, 2008 to $902.1 million at June 30, 2009, including the $150.0 million stock repurchase. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in)
Operating activities	$173,113	$104,185
Investing activities	(57,434)	(63,600)
Financing activities	(136,976)	58,898
Effect of exchange rates on cash and cash equivalents	95	715

Net increase (decrease) in cash and cash equivalents	$(21,202)	$100,198

Operating Activities

For the six months ended June 30, 2009, cash flow from operating activities of $173.1 million exceeded our net income of $90.5 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $55.7 million during the six months ended June 30, 2009.

2.	Cash provided by working capital and other assets during the six months ended June 30, 2009 was approximately $26.9 million.

Working capital is comprised primarily of deferred revenue and other current liabilities. Deferred revenue increased by $10.3 million or 13% during the six months ended June 30, 2009 related to the increase in the number of installed systems for which service contracts exist and due to the deferral associated with the da Vinci Si upgrade offers. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $21.5 million or 17% during the six months ended June 30, 2009 primarily due to timing of vendor payments.

For the six months ended June 30, 2008, cash flow from operating activities of $104.2 million exceeded our net income of $96.0 million due to:

1.	Non-cash charges to our net income in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $39.9 million during the six months ended June 30, 2008.

2.	Partially offset by $31.7 million of investments in working capital for the six months ended June 30, 2008.

Accounts receivable increased by $31.7 million or 24% during the six months ended June 30, 2008 reflecting increased revenue and the timing of system sales. Inventory increased by $10.2 million or 31% during the six months ended June 30, 2008. The increase in 2008 reflects inventory necessary to support growth in our business and inventory associated with the start up of our Mexican manufacturing operations. Deferred revenue increased by $11.4 million or 21% for the six months ended June 30, 2008 which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $5.6 million or 6% during the six months ended June 30, 2008 primarily due to the timing of vendor payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 and 2008 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $17.1 million and $11.6 million respectively, and, capital expenditures and acquisitions of intellectual property of $40.3 million and $52.0 million respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. We are not a capital intensive business.

Financing Activities

Net cash used by financing activities during the six months ended June 30, 2009 consisted primarily of proceeds from stock option exercises and employee stock purchases of $12.1 million and payment of $150.0 million for the repurchase of 1.4 million shares of our common stock through the accelerated share repurchase program. As of June 30, 2009, we had $150.0 million remaining under the board authorized amount of stock repurchases. Net cash provided by financing activities during the six months ended June 30, 2008 consisted primarily of proceeds from stock option exercises and employee stock purchases of $23.3 million and excess tax benefits from stock-based compensation of $35.6 million.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We are involved in various ordinary and routine legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 1A.	RISK FACTORS

With the exception of the new risk factors below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

HEALTHCARE REFORMS, CHANGES IN HEALTHCARE POLICIES AND CHANGES TO THIRD-PARTY REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS

The U. S. government has in the past, is currently considering and may in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products and services and our business. These include changes that may reduce reimbursement rates for procedures using our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress. It is unclear which, if any, of the various U.S. healthcare reforms currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law by the President. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

On March 4, 2009, the Company announced that the Board of Directors had authorized the repurchase of up to $300.0 million of the Company’s common stock. For the three months ended June 30, 2009, the Company did not repurchase any shares of common stock under this publicly announced program. See Note 7 of our Notes to unaudited Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on April 22, 2009, the stockholders of the Company elected Lonnie M. Smith, Gary S. Guthart, and Mark J. Rubash to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2012. The following table sets forth the votes for each director:

	Votes For	Withheld
Lonnie M. Smith	33,321,558	898,167
Gary S. Guthart	33,816,202	403,523
Mark J. Rubash	32,809,702	1,410,023

After the meeting, our Board of Directors consisted of Alan J. Levy, Eric H. Halvorson, D. Keith Grossman, Robert W. Duggan, Floyd D. Loop, George Stalk Jr., Lonnie M. Smith, Gary S. Guthart, and Mark J. Rubash,

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.1	Amendment to Employment Agreement between Lonnie Smith and Intuitive Surgical, Inc. executed June 1, 2009.

10.2	Form of Intuitive Surgical, Inc. 2000 Equity Incentive Plan Stock Option Agreement (Incentive and Nonstatutory Stock Options)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer

Date: July 23, 2009