Form 10-Q
period 2009-09-30
INTUITIVE SURGICAL INC
filed 2009-10-21
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 38,191,863 shares of Common Stock, $0.001 par value per share, outstanding as of October 15, 2009.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$206,095	$194,623
Short-term investments	306,702	256,746
Accounts receivable, net	186,530	170,107
Inventory	56,646	63,460
Prepaids and other assets	16,211	9,496
Deferred tax assets	9,041	9,458

Total current assets	781,225	703,890
Property, plant and equipment, net	122,865	117,021
Long-term investments	511,187	450,504
Long-term deferred tax assets	51,216	35,899
Intangible assets, net	60,111	56,224
Goodwill	110,740	110,740
Other assets	467	346

Total assets	$1,637,811	$1,474,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,968	$20,501
Accrued compensation and employee benefits	36,317	36,930
Deferred revenue	90,697	77,981
Other accrued liabilities	33,617	29,104

Total current liabilities	185,599	164,516
Long-term liabilities	61,950	43,342

Total liabilities	247,549	207,858

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2,500 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, 100,000 shares authorized, $0.001 par value, 38,190 and 39,183 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	38	39
Additional paid-in capital	954,855	871,846
Retained earnings	434,164	397,824
Accumulated other comprehensive income (loss)	1,205	(2,943)

Total stockholders’ equity	1,390,262	1,266,766

Total liabilities and stockholders’ equity	$1,637,811	$1,474,624

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Products	$236,281	$202,267	$604,677	$552,998
Services	43,853	33,725	124,453	90,376

Total revenue	280,134	235,992	729,130	643,374
Cost of revenue:
Products	65,336	53,517	166,144	148,405
Services	15,794	12,900	45,093	39,532

Total cost of revenue	81,130	66,417	211,237	187,937

Gross profit	199,004	169,575	517,893	455,437

Operating expenses:
Selling, general, and administrative	69,863	62,692	199,505	168,830
Research and development	24,650	21,851	69,331	58,509

Total operating expenses	94,513	84,543	268,836	227,339

Income from operations	104,491	85,032	249,057	228,098
Interest and other income, net	4,362	4,594	14,549	18,843

Income before taxes	108,853	89,626	263,606	246,941
Income tax expense	44,329	32,032	108,552	93,384

Net income	$64,524	$57,594	$155,054	$153,557

Earnings per share:
Basic	$1.69	$1.48	$4.05	$3.96

Diluted	$1.64	$1.44	$3.97	$3.84

Shares used in computing earnings per share:
Basic	38,083	39,015	38,287	38,790

Diluted	39,245	40,108	39,046	39,978

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net income	$155,054	$153,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,161	10,687
Amortization of intangible assets	11,737	6,892
Deferred income taxes	(15,508)	(14,115)
Income tax benefits from employee stock option plans and acquisition	8,585	55,378
Excess tax benefit from stock-based compensation	(9,181)	(52,791)
Share-based compensation expense	71,979	55,247
Changes in operating assets and liabilities:
Accounts receivable	(16,420)	(43,340)
Inventory	6,814	(20,102)
Prepaids and other assets	(6,925)	2,180
Accounts payable	4,383	(3,605)
Deferred revenue	12,424	18,109
Other accrued liabilities	32,315	17,898

Net cash provided by operating activities	269,418	185,995

Investing Activities:
Purchase of investments	(523,202)	(586,436)
Proceeds from sales and maturities of investments	417,672	493,246
Purchase of property and equipment and acquisition of intellectual property	(45,694)	(83,031)

Net cash used in investing activities	(151,224)	(176,221)

Financing Activities:
Proceeds from issuance of common stock, net	33,730	41,993
Excess tax benefit from stock-based compensation	9,181	52,791
Repurchase and retirement of common stock	(150,000)	—

Net cash provided by (used in) financing activities	(107,089)	94,784

Effect of exchange rate changes on cash and cash equivalents	367	231

Net increase in cash and cash equivalents	11,472	104,789
Cash and cash equivalents, beginning of period	194,623	122,825

Cash and cash equivalents, end of period	$206,095	$227,614

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc and its wholly-owned subsidiaries.

NOTE 1. DESCRIPTION OF BUSINESS

Intuitive Surgical, Inc. designs, manufactures, and markets the da Vinci Surgical System, which is an advanced surgical system that the Company believes represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console or consoles, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives and distributors in its international markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared on a consistent basis with the December 31, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed on February 6, 2009. The results of operations for the first nine months of fiscal 2009 are not indicative of the results to be expected for the entire fiscal year or any future periods.

Subsequent Events Evaluation

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of October 21, 2009. All appropriate subsequent event disclosures, if any, have been made in notes to our unaudited Condensed Consolidated Financial Statements.

Foreign Currency and Other Hedging Instruments

The accounts of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters.” The Company has determined that the functional currency of its subsidiaries should be their local currency, with the exception of its subsidiaries in the Cayman Islands and Switzerland, whose functional currency is the U.S. dollar. For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date and revenues and expenses are translated using average exchange rates in effect during the quarter. Gains and losses from foreign currency translation are included in accumulated other comprehensive income (loss) within stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

For all non functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange gain or loss which is recorded to interest and other income, net in the same accounting period that the re-measurement occurred.

In January 2009, the Company began a hedging program to address the risk associated with non-functional currency (primarily Euro) financial statement exposures. The Company accounts for these instruments in accordance with ASC 815, “Derivatives and Hedging,” which requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value as of the reporting date. Derivative valuations are determined using Level 2 inputs (as defined on Note 4), including closing currency prices and observable inputs other than quoted prices, including interest rates, forward points and credit risk.

The Company sells products to certain European customers in foreign currencies. Fluctuations in exchange rates can change the Company’s U.S. dollar equivalent revenue and hence the Company’s U.S. dollar earnings. The Company hedges a portion of forecasted foreign currency denominated sales (primarily Euro-denominated) utilizing foreign exchange forward contracts. These transactions are designated as cash flow hedges and are accounted for under the hedge accounting provisions of ASC 815. The effective portion of the hedge gain or loss is reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into net revenues when the hedged exposure affects earnings. Any ineffective portions of related gains or losses are recorded in the statements of income immediately. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to interest and other income, net on its consolidated statement of income.

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

The bank counterparties to the foreign exchange forward contracts expose the Company to credit-related losses in the event of their nonperformance. However, to mitigate that risk, the Company only contracts with counterparties that meet certain minimum requirements under its counterparty risk assessment process. The Company monitors ratings and potential downgrades on at least a quarterly basis. Based on its on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update from the Emerging Issues Task Force (EITF) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC 350-30, clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update that required additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. As codified in ASC 815-10, the required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. This accounting standard update does not change the accounting treatment for derivative instruments. Since this update only required additional disclosure, the Company has included the additional disclosures required effective January 1, 2009.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For Intuitive, this accounting update was effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under ASC 805-740. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption did not have any impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF and issued an accounting standard update. As codified in ASC 815-40, Derivatives and Hedging, this update provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The update applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under ASC 815-10-15-2. The update also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under previous derivative GAAP accounting, for purposes of determining whether the instrument is within the scope of derivative accounting. This accounting update was effective beginning first quarter of fiscal 2009. The Company applied this update in its accounting for the share repurchase program. See Note 7 for further discussion.

New Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB Accounting Standards Codification (the Codification) to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

NOTE 3. INVESTMENTS

The following table summarizes the Company’s investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
Cash and cash equivalents	$206,095	$—	$—	$206,095

Short-term investments:
Commercial paper	$13,670	$—	$—	$13,670
Municipal notes	81,074	85	(7,780)	73,379
U.S. corporate debt	123,811	1,007	(45)	124,773
U.S. treasuries	29,666	253	—	29,919
U.S. government agencies	56,593	590	(2)	57,181
Put option	—	7,780	—	7,780

Total short-term investments	$304,814	$9,715	$(7,827)	$306,702

Long-term investments:
Municipal notes	$124,970	$1,366	$(4,012)	$122,324
U.S. corporate debt	235,100	2,425	(838)	236,687
U.S. Treasuries	24,000	211	—	24,211
U.S government agencies	127,064	913	(12)	127,965

Total long-term investments	$511,134	$4,915	$(4,862)	$511,187

Total cash, cash equivalents and investments	$1,022,043	$14,630	$(12,689)	$1,023,984

December 31, 2008
Cash and cash equivalents	$194,621	$2	$—	$194,623

Short-term investments:
Commercial paper	$34,186	$81	$—	$34,267
U.S. corporate debt	109,048	590	(582)	109,056
U.S. treasuries	12,408	145	—	12,553
U.S. government agencies	100,032	858	(20)	100,870

Total short-term investments	$255,674	$1,674	$(602)	$256,746

Long-term investments:
Municipal notes	$143,088	$170	$(15,597)	$127,661
U.S. corporate debt	166,215	1,152	(3,970)	163,397
U.S. treasuries	21,987	648	—	22,635
U.S. government agencies	123,458	1,748	—	125,206
Put option	—	11,605	—	11,605

Total long-term investments	$454,748	$15,323	$(19,567)	$450,504

Total cash, cash equivalents and investments	$905,043	$16,999	$(20,169)	$901,873

The following is a summary of the amortized cost and estimated fair value of the Company’s cash, cash equivalents and investments at September 30, 2009 by maturity date (in thousands):

	Amortized Cost	Fair Value
Mature in less than one year	$510,909	$512,797
Mature in one to five years	487,634	491,699
Mature in more than five years	23,500	19,488

Total	$1,022,043	$1,023,984

During the three and nine months ended September 30, 2009 and 2008, realized gains or losses recognized on the sale of investments were not significant. As of September 30, 2009 and December 31, 2008, net unrealized gains (losses) on available-for-sale securities, net of tax, of $1.3 million and ($3.2) million, respectively, were included in accumulated other comprehensive income (loss) in the accompanying unaudited Condensed Consolidated Balance Sheets. At September 30, 2009, the Company evaluated its net unrealized losses, the majority of which are from auction-rate securities, and determined them to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009 Using
Assets	Level 1	Level 2	Level 3	Total
Money Market funds (1)	$158,433	$—	$—	$158,433
U.S. Treasuries (3)	54,130	—	—	54,130
Commercial paper (2)	—	34,114	—	34,114
Corporate debt (3)	—	361,459	—	361,459
U.S. government agencies (3)	—	185,146	—	185,146
Municipal notes (3)	—	113,496	82,207	195,703
Put option (4)	—	—	7,780	7,780

Total assets measured at fair value	$212,563	$694,215	$89,987	$996,765

Liabilities
Foreign Currency Derivatives (5)	$—	$896	$—	$896

Total liabilities measured at fair value	$—	$896	$—	$896

(1)	Included in cash and cash equivalents on our unaudited Condensed Consolidated Balance Sheet.
(2)	Included in both cash and cash equivalents and short-term investments on our unaudited Condensed Consolidated Balance Sheet.
(3)	Included in both short-term and long-term investments on our unaudited Condensed Consolidated Balance Sheet.
(4)	Included in short-term investments on our unaudited Condensed Consolidated Balance Sheet.
(5)	Included in other accrued liabilities on our unaudited Condensed Consolidated Balance Sheet.

The fair value of these financial assets was determined using the following level of inputs as of December 31, 2008 and are presented on the Company’s unaudited Condensed Consolidated Balance Sheets as follows (in thousands):

	Fair Value Measurements at December 31, 2008 Using
Assets	Level 1	Level 2	Level 3	Total
Money Market funds (1)	$156,729	$—	$—	$156,729
U.S. Treasuries (2)	45,188	—	—	45,188
Commercial paper (4)	—	37,465	—	37,465
Corporate debt (3)	—	272,453	—	272,453
U.S. government agencies (2)	—	226,077	—	226,077
Municipal notes (5)	—	48,590	79,070	127,660
Put option (5)	—	—	11,605	11,605

Total assets measured at fair value	$201,917	$584,585	$90,675	$877,177

(1)	Included in cash and cash equivalents on our unaudited Condensed Consolidated Balance Sheet.
(2)	Included in cash and cash equivalents, short-term and long-term investments on our unaudited Condensed Consolidated Balance Sheet.
(3)	Included in both short-term and long-term investments on our unaudited Condensed Consolidated Balance Sheet.
(4)	Included in both cash and cash equivalents and short-term investments on our unaudited Condensed Consolidated Balance Sheet.
(5)	Included in long-term investments on our unaudited Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2009	$11,605	$79,070
Total gains or (losses):
Included in other comprehensive income (loss)	—	(454)
Included in earnings	(3,675)	3,675

Balance at March 31, 2009	7,930	82,291
Sales/Maturities	—	(200)
Total gains or (losses):
Included in other comprehensive income (loss)	—	673
Included in earnings	(239)	239

Balance at June 30, 2009	$7,691	$83,003
Sales/Maturities	—	(450)
Total gains or (losses):
Included in other comprehensive income (loss)	—	(257)
Included in earnings	89	(89)

Balance at September 30, 2009	$7,780	$82,207

Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. A large portion of these ARS are held by UBS AG (UBS), one of the Company’s investment providers. In November 2008, the Company accepted an offer (the “Right”) from UBS entitling the Company to sell at par value auction-rate securities originally purchased from UBS (approximately $70.5 million, par value) at anytime during a two-year period from June 30, 2010 through July 2, 2012. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The Company has valued the ARS and put option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of, based on data available as of September 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The Company intends to exercise the Right from UBS on June 30, 2010 and as a result has classified these ARS as short-term investments as of September 30, 2009.

Foreign currency derivative

On a monthly basis, the Company enters into foreign currency forward contracts with one to seven month terms. It does not purchase derivatives for trading purposes. As of September 30, 2009, the Company had the notional amount of €11.0 million and £3.8 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and €8.0 million to hedge Euro denominated sales.

The fair value of derivative instruments in the unaudited condensed consolidated balance sheet as of September 30, 2009 was approximately $0.9 million in liabilities. The effect of derivative instruments designated as cash flow hedges on the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2009 was not significant. The Company recognized a loss of approximately $0.6 million for derivative instruments not designated as hedges during the three and nine months ended September 30, 2009.

NOTE 5. INVENTORY

The following table provides details of selected balance sheet items (in thousands):

	September 30, 2009	December 31, 2008
Inventory
Raw materials	$16,096	$19,901
Work-in-process	3,341	4,097
Finished goods	37,209	39,462

Total	$56,646	$63,460

NOTE 6. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income, as reported	$64,524	$57,594	$155,054	$153,557
Foreign currency translation adjustments	165	(282)	231	229
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative	(566)	—	(1,262)	—
Reclassification adjustment for (gain) loss on derivative instruments recognized during the period	242	—	678	—
Unrealized gains (losses) on available-for-sale securities, net of tax:
Unrealized gains (losses) arising during period	570	(4,871)	4,501	(11,651)

Total other comprehensive income	$64,935	$52,441	$159,202	$142,135

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustments	$458	$227
Accumulated net unrealized gains (losses) on derivatives, net of tax	(584)	—
Accumulated net unrealized gains (losses) on available-for-sale securities, net of tax	1,331	(3,170)

Total accumulated other comprehensive income (loss)	$1,205	$(2,943)

Stock Option Plans

A summary of stock option activity under the Plans for the nine months ended September 30, 2009 is presented as follows (in thousands, except per share amounts):

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2008 (with 1,791 options exerciseable at a weighted-average exercise price of $100.71 per share and with 3,551 options vested and expected to vest at a weighted- average exercise price of $160.68 per share)	8,449	3,749	$163.25
Options authorized	2,046
Options granted	(1,573)	1,573	114.62
Options exercised	—	(320)	80.35
Options forfeited/expired	143	(143)	201.56

Balance at September 30, 2009 (with 2,302 options exerciseable at a weighted-average exercise price of $128.99 per share and with 4,602 options vested and expected to vest at a weighted-average exercise price of $150.50 per share)	9,065	4,859	$151.84

Employee Stock Purchase Plan (ESPP)

Under the Employee Stock Purchase Plan, employees purchased approximately 37,248 shares for $3.3 million and 39,100 shares for $4.3 million during the three months ended September 30, 2009 and 2008, respectively and 92,433 shares for $8.0 million and 85,850 shares for $8.9 million during the nine months ended September 30, 2009 and 2008, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales - products	$1,957	$1,722	$5,697	$4,627
Cost of sales - services	1,694	1,378	4,924	3,648

Total cost of sales	3,651	3,100	10,621	8,275
Selling, general and administrative	15,524	13,197	45,390	34,567
Research and development	5,422	4,668	15,968	12,405

Stock-based compensation expense before income taxes	24,597	20,965	71,979	55,247
Income taxes	7,233	7,491	21,375	19,838

Stock-based compensation expense after income taxes	$17,364	$13,474	$50,604	$35,409

The fair value of each option grant and the fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Options
Average risk free interest rate	2.47%	3.20%	1.73%	2.82%
Average expected term (years)	4.8	5.4	5.3	5.0
Average expected volatility	46%	49%	56%	51%
Weighted average fair value at grant date	$87.92	$131.45	$57.11	$142.01
Total stock-based compensation expense (000’s)	$22,862	$19,818	$67,121	$52,154

ESPP
Average risk free interest rate	0.69%	2.24%	0.63%	2.18%
Average expected term (years)	1.3	1.3	1.3	1.3
Average expected volatility	47%	50%	56%	54%
Weighted average fair value at grant date	$79.89	$115.13	$51.23	$108.08
Total stock-based compensation expense (000’s)	$1,735	$1,147	$4,858	$3,093

NOTE 7. SHARE REPURCHASE PROGRAM

In March 2009, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. In connection with this stock repurchase authorization, the Company entered into a collared accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $150 million of the Company’s common stock. The number of shares repurchased by Intuitive under the ASR Program was based generally on the average daily volume-weighted average price of Intuitive’s common stock during a specific period less a predetermined discount per share. By March 31, 2009, the Company had received and retired 1,406,049 shares of the Company’s common stock. All ASR Program purchases were completed on June 5, 2009 and the Company did not receive any additional shares. As of September 30, 2009, the Company had $150 million remaining under the board authorized amount of stock repurchases.

In accordance with treasury stock accounting, the Company accounted for the accelerated share repurchase as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the transaction date and (b) as a forward contract indexed to the Company’s common stock. As such, the Company accounted for the 1,406,049 shares that it received as a repurchase of its common stock and retired those shares immediately for net income per share purposes. The Company has determined that the forward contract indexed to the Company’s common stock met all of the applicable criteria for equity classification in accordance with U.S. GAAP and therefore, the contract was not accounted for as a derivative.

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

Income tax expense for the three months ended September 30, 2009 was $44.3 million, or 40.7% of pre-tax income, compared with $32.0 million, or 35.7% of pre-tax income for the three months ended September 30, 2008. Income tax expense for the nine months ended September 30, 2009 was $108.6 million, or 41.2% of pre-tax income, compared with $93.4 million, or 37.8% of pre-tax income for the nine months ended September 30, 2008. The effective tax rate for the three and nine months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The effective tax rate for the three and nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by 2008 California research and development (R&D) credits, domestic production deductions and a $3.1 million increase in 2007 R&D credits recorded after the Company’s 2007 tax returns were filed in September 2008.

A California tax law change enacted in February 2009 allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. The Company expects to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with FASB ASC 740, “Income Taxes”, the Company has re-measured its deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of this change resulted in a decrease to California beginning deferred tax assets of $1.6 million and this charge was recorded in the Company’s income tax provision during the three months ended March 31, 2009.

As of September 30, 2009, the Company has total gross unrecognized tax benefits of approximately $63.1 million compared with approximately $42.0 million as of December 31, 2008, representing an increase of approximately $21.1 million for the nine months ended September 2009. Of the total gross unrecognized tax benefits, $58.8 million, if recognized, would reduce our effective tax rate in the period of recognition.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$64,524	$57,594	$155,054	$153,557
Basic:
Weighted-average shares outstanding	38,083	39,015	38,287	38,790

Basic net income per share	$1.69	$1.48	$4.05	$3.96

Diluted:
Weighted-average shares outstanding used in basic calculation	38,083	39,015	38,287	38,790
Add common stock equivalents	1,162	1,093	759	1,188

Weighted-average shares used in computing diluted net income per shares	39,245	40,108	39,046	39,978

Diluted earnings per share	$1.64	$1.44	$3.97	$3.84

Employee stock options to purchase approximately 1,475,570 and 1,340,400 weighted shares for the three months ended September 30, 2009 and 2008, respectively, and 2,615,994 and 1,089,100 weighted shares for the nine months ended September 30, 2009 and 2008, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc and wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Overview

Products. We design, manufacture and market da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console, or consoles, a patient-side cart and a high performance vision system. The product line also includes proprietary “wristed” instruments and surgical accessories. The da Vinci Surgical System seamlessly translates the surgeon’s natural hand movements on instrument controls at a console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. We believe that the da Vinci Surgical System is the only commercially available technology that can provide the surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D High Definition (HD) visualization, while simultaneously allowing the surgeons to work through the small ports of minimally invasive surgery, or MIS. By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to improve clinical outcomes while reducing the invasiveness of complex surgical procedures. The da Vinci Surgical System is sold into multiple surgical specialties, principally urology, gynecology, cardiothoracic, and general surgery.

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

Since the introduction of the da Vinci Surgical System in 1999, our established base of da Vinci Surgical Systems has grown and robotic surgery volume has increased. Recurring revenue has grown at an equal or faster rate than system revenue. Revenue generated from the sale of instruments and accessories, and service increased from 45% of total revenue in 2006 to 48% of total revenue in 2008. Recurring revenue for the three months ended September 30, 2009 was $144.7 million, or 52% of total revenue, and for the nine months ended September 30, 2009 was $400.6 million, or 55% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown from 559 at December 31, 2006 to 1,111 at December 31, 2008 to 1,308 at September 30, 2009.

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

During the first quarter of 2009, we received clearance to market our da Vinci Si Surgical System in the United States and Europe.

In September 2009, a panel of medical experts (Bukai) recommended to the Japanese Ministry of Health, Labor, and Welfare (MHLW) approval of our da Vinci S System in Japan. Based upon this recommendation, we anticipate regulatory (Shonin) approval from the MHLW for our da Vinci S System in Japan in the coming months. After achieving regulatory approval, we will then focus upon obtaining various trade and importation requirements necessary for commercialization and on obtaining the appropriate payment structure for several da Vinci procedures in Japan. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and will continue to work with them to meet importation requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who will be responsible for selling, marketing, and servicing our products in Japan.

2009 Business Events and Trends

Introduction. We have experienced rapid procedure growth since introducing our products in 1999 through the third quarter of 2009. This has been driven by the continued adoption of the da Vinci Surgical System for use in urologic, gynecologic, cardiothoracic, and general surgeries. While procedure growth has continued to be strong, system sales during late 2008 and through the third quarter of 2009 have been impacted by reduced hospital demand for capital equipment in connection with the economic recession.

da Vinci Si Surgical System Product Launch. We recently launched our newest da Vinci model, the da Vinci Si. The da Vinci Si brings to market three significant innovations. First, our InSite™ imaging system has been substantially redesigned for increased visual acuity and improved ease-of-use. The HD imaging system’s increased performance is equivalent to the move from 720p to 1080i in commercial television. We believe that the increased visual performance will continue to increase surgeon precision and confidence and will contribute to improved patient outcomes and shorter procedure times. Secondly, the da Vinci Si surgeon’s user interface has been redesigned to allow simplified and integrated control of da Vinci products and other operating room devices, such as electro-surgical units. The new user interface also includes a set of ergonomic controls for surgeon comfort. We believe the simplified interface will allow for easier surgeon training. The third significant improvement is the introduction of a dual surgeon’s console for use during surgery, which will allow new methods of training da Vinci surgeons and enable collaborative da Vinci surgery. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci arms during a case. We believe this will both shorten the learning curve for new surgeons and will allow collaborative surgery in complex cases.

The da Vinci Si Surgical System is FDA approved and CE marked. It is currently available in the United States and Europe. da Vinci Si Systems are available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories are compatible with the da Vinci Si system. An upgrade from a da Vinci S System to the da Vinci Si System is available for our current customers. We will continue to sell, service and support the previous da Vinci models - the standard da Vinci and the da Vinci S Surgical Systems.

We offered certain of our customers who purchased da Vinci S Surgical Systems in the first quarter of 2009 the opportunity to upgrade their recently purchased da Vinci S Surgical Systems to da Vinci Si Surgical Systems at a discount to the list price of our upgrade. The upgrade program also provided our customers the opportunity to return their recently purchased da Vinci S camera accessories and receive a credit towards the purchase of da Vinci Si camera or other accessories. These customers were given until June 30, 2009 to accept our offer. Total revenue in an amount equal to the discount, of approximately $20.1 million, was deferred in the first quarter of 2009. During the second and third quarter of 2009, we recognized $13.8 million and $6.3 million of revenue, respectively, from offers declined, upgrades completed or accessories delivered. As of the end of the third quarter 2009, all revenue deferred during the first quarter 2009 associated with the da Vinci Si upgrade offers has been realized.

Third Quarter 2009 Financial Highlights

•	Procedures grew approximately 49% during the third quarter of 2009, compared to the third quarter of 2008.

•	Total revenue, including the remaining deferred $6.3 million recognized from the upgrade offer, increased to $280.1 million from $236.0 million during the third quarter of 2008.

•	Recurring revenue increased 32% to $144.7 million from $109.7 million during the third quarter of 2008.

•	Instruments and accessories revenue, including $0.7 million of the $6.3 million recognized from the upgrade offer, increased to $100.8 million from $75.9 million during the third quarter of 2008.

•	System revenue, including $5.6 million of the $6.3 million recognized from the upgrade offer, increased to $135.5 million from $126.3 million during the third quarter of 2008.

•	We sold 86 da Vinci Surgical Systems during the third quarter of 2009 compared with 91 in the third quarter of 2008. 70 of the 86 systems sold were the recently launched da Vinci Si model.

•

23 da Vinci S Systems were field upgraded to da Vinci Si models. Total system upgrade revenue, comprised mostly of da Vinci Si upgrades, totaled $10.4 million, compared to $1.3 million during the third quarter 2008.

•	As of September 30, 2009, we had a da Vinci Surgical System installed base of 1,308 systems, 968 in the United States, 229 in Europe, and 111 in the rest of the world.

•

Operating income, including the $6.3 million recognized from the upgrade offer, increased to $104.5 million, or 37% of revenue, during the third quarter of 2009 from $85.0 million, or 36% of revenue, during the third quarter of 2008. Operating income included $24.6 million and $21.0 million during the third quarter of 2009 and 2008, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•	We ended the third quarter of 2009 with $1,024 million in cash, cash equivalents and investments, an increase of $122 million from the end of the second quarter of 2009.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Prostatectomy (dVP) and the da Vinci Hysterectomy (dVH). Other urologic procedures such as da Vinci Nephrectomy, da Vinci Cystectomy and da Vinci Pyeloplasty, other gynecologic procedures such as da Vinci Myomectomy and da Vinci Sacral Colpopexy, cardiothoracic procedures such as da Vinci Mitral Valve Repair and da Vinci Revascularization, and various general surgery procedures have also contributed to our growth. We expect total 2009 procedures to grow to at least 200,000 procedures from approximately 136,000 procedures performed in 2008.

Technology Acquisitions

We have, in the past, made several strategic acquisitions of intellectual property. There were no investments in intellectual property during the three months ended September 30, 2009, however, we invested $13.5 million in intellectual property for the three months ended September 30, 2008. Total investments in intellectual property during the nine months ended September 30, 2009 and 2008 were $25.7 million and $43.5 million, respectively. Amortization expenses related to purchased intellectual property for the three months ended September 30, 2009 and 2008 were approximately $3.8 million and $2.7 million, respectively, and $11.4 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	% of total revenue	2008	% of total revenue	2009	% of total revenue	2008	% of total revenue
Revenue:
Products	$236,281	84%	$202,267	86%	$604,677	83%	$552,998	86%
Services	43,853	16%	33,725	14%	124,453	17%	90,376	14%

Total revenue	280,134	100%	235,992	100%	729,130	100%	643,374	100%

Cost of revenue:
Products	65,336	23%	53,517	23%	166,144	23%	148,405	23%
Services	15,794	6%	12,900	5%	45,093	6%	39,532	6%

Total cost of revenue	81,130	29%	66,417	28%	211,237	29%	187,937	29%

Products gross profit	170,945	61%	148,750	63%	438,533	60%	404,593	63%
Services gross profit	28,059	10%	20,825	9%	79,360	11%	50,844	8%

Gross profit	199,004	71%	169,575	72%	517,893	71%	455,437	71%

Operating expenses:
Selling, general, and administrative	69,863	25%	62,692	27%	199,505	27%	168,830	26%
Research and development	24,650	9%	21,851	9%	69,331	10%	58,509	9%

Total operating expenses	94,513	34%	84,543	36%	268,836	37%	227,339	35%

Income from operations	104,491	37%	85,032	36%	249,057	34%	228,098	35%
Interest and other income, net	4,362	2%	4,594	2%	14,549	2%	18,843	3%

Income before taxes	108,853	39%	89,626	38%	263,606	36%	246,941	38%
Income tax expense	44,329	16%	32,032	14%	108,552	15%	93,384	15%

Net income	$64,524	23%	$57,594	24%	$155,054	21%	$153,557	24%

Total Revenue

Total revenue increased to $280.1 million for the three months ended September 30, 2009 from $236.0 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenue increased to $729.1 million from $643.4 million for the nine months ended September 30, 2008. During the second and third quarter of 2009, as described previously, we recognized $13.8 million and $6.3 million, respectively, of $20.1 million revenue that was originally deferred in the first quarter of 2009 in association with the da Vinci Si launch. Revenue growth for the first nine months of 2009 was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in all of our target procedures. dVP has been our highest volume procedure to date, while dVH has been one of our fastest growing procedures since 2006. dVP and dVH have represented more than 75% of our total procedures over the past several years. An increasing body of clinical evidence has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusions. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operation complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 82% and 81% of total revenue for the three month periods ended September 30, 2009 and 2008, respectively, and 79% of total revenue for both the nine month periods ended September 30, 2009 and 2008. We believe domestic revenue accounts for the large majority of total revenue primarily due to the competitive nature of the domestic healthcare market.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and nine month periods ended September 30, 2009 and 2008 (in thousands, except percentages and unit sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Instruments and accessories	$100,822	$75,941	$276,177	$211,414
Systems	135,459	126,326	328,500	341,584

Total product revenue	236,281	202,267	604,677	552,998
Services	43,853	33,725	124,453	90,376

Total revenue	$280,134	$235,992	$729,130	$643,374

Recurring revenue	$144,675	$109,666	$400,630	$301,790

% of total revenue	52%	46%	55%	47%
Domestic	$231,083	$191,071	$575,796	$510,145
International	49,051	44,921	153,334	133,229

Total revenue	$280,134	$235,992	$729,130	$643,374

% of Revenue - Domestic	82%	81%	79%	79%
% of Revenue - International	18%	19%	21%	21%
Domestic Unit Sales	72	71	172	191
International Unit Sales	14	20	56	59

Total Unit Sales	86	91	228	250

Product Revenue

Product revenue increased to $236.3 million for the three months ended September 30, 2009 compared with $202.3 million for the three months ended September 30, 2008. Third quarter 2009 product revenue included recognition of $6.3 million of revenue that was originally deferred in the first quarter of 2009 associated with da Vinci Si launch described above.

Instruments and accessories revenue increased to $100.8 million for the three months ended September 30, 2009 compared with $75.9 million for the three months ended September 30, 2008. The increase in revenue was primarily driven by an increase in procedures performed. Procedure growth occurred in all of our targeted procedures with hysterectomy and prostatectomy being the largest drivers of growth. Instruments and accessories revenue for the three months ended September 30, 2009 included recognition of the remaining $0.7 million of $2.1 million of accessories revenue deferred in the first quarter of 2009 associated with da Vinci Si upgrade program described above.

Instruments and accessories revenue per procedure declined approximately 11% during the third quarter of 2009 compared with the third quarter of 2008 due to multiple factors. First, stocking orders continue to represent a smaller portion of total instruments and accessories revenue as our installed base grows. Second, our average revenue per procedure has gradually declined due to customers becoming more efficient in their use of instruments and accessories and a gradual growth in the mix of procedures that require fewer instruments such as benign dVH procedures. We expect our average revenue per procedure to fluctuate quarter to quarter due to variations in stocking orders and customer buying patterns.

Systems revenue during the three months ended September 30, 2009 was $135.5 million compared with $126.3 million during the three months ended September 30, 2008. The increase was primarily due to recognition of the remaining $5.6 million of $18.0 million system revenue deferred from the first quarter of 2009, and higher average selling prices (ASP’s) resulting from the impact of the higher-priced single and dual console da Vinci Si Surgical Systems, partially offset by fewer system sales. Excluding the impact of our deferral in the first quarter of 2009 of $18.0 million and revenue recognized in the third quarter of 2009 of $5.6 million, our ASP for the three months ended September 30, 2009 was $1.39 million, compared to $1.37 million for the three months ended September 30, 2008. We sold 86 da Vinci Surgical Systems during the third quarter of 2009, compared with 91 in the same period last year. 70 of the 86 systems sold during the third quarter of 2009 were the da Vinci Si Surgical Systems, of which 11 systems were dual console configurations. There were 20 standard da Vinci systems traded in during the three months ended September 30, 2009 associated with the purchase of da Vinci Si Systems, compared to 5 standard system traded in during the three months ended September 30, 2008. In addition, 23 da Vinci S Systems were upgraded to da Vinci Si Systems during the three months ended September 30, 2009. 13 of the 23 da Vinci upgrades completed during the three months ended September 30, 2009 related to offers made during the first quarter, described above. The remaining 10 upgrades were unrelated to the first quarter offers. Total system upgrade revenue, comprised mostly of da Vinci Si System upgrades and excluding the impact of deferred revenue recognition, was $10.4 million for the three months ended September 30, 2009, compared to $1.3 million for the three months ended September 30, 2008.

Product revenue was $604.7 million for the nine months ended September 30, 2009 compared with $553.0 million for the nine months ended September 30, 2008.

Instruments and accessories revenue increased to $276.2 million for the nine months ended September 30, 2009 compared with $211.4 million for the nine months ended September 30, 2008. The increase for the nine months ended September 30, 2009 resulted from the same factors as the three months ended September 30, 2009.

Systems revenue was $328.5 million during the nine months ended September 30, 2009 compared with $341.6 million during the nine months ended September 30, 2008. The decrease was primarily due to lower system unit sales, partially offset by our higher ASP ($1.39 million compared with $1.35 million). We sold 228 da Vinci Surgical Systems during the first nine months of 2009, compared with 250 in the same period last year. We had 31 standard da Vinci Surgical Systems traded in during the nine months ended September 30, 2009, compared to 13 standard systems traded in during the nine months ended September 30, 2008.

Service Revenue

Service revenue, comprised primarily of system service, increased 30% to $43.9 million for the three months ended September 30, 2009 compared with $33.7 million for the three months ended September 30, 2008. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for third quarter of 2009 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue. There were approximately 1,242 and 946 systems installed, entering the third quarter of 2009 and 2008, respectively.

Service revenue increased 38% to $124.5 million for the nine months ended September 30, 2009 compared with $90.4 million for the nine months ended September 30, 2008. Higher first nine months of 2009 service revenue was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit during the three month periods ended September 30, 2009 and 2008 was $170.9 million, or 72.3% of product revenue, and $148.8 million, or 73.5% of product revenue, respectively, and $438.5 million, or 72.5% of product revenue, and $404.6 million, or 73.2% of product revenue, during the nine month periods ended September 30, 2009 and 2008, respectively. The higher product gross profit was driven by higher 2009 product revenue, as described above. The lower product gross profit percentage was primarily associated with excess standard da Vinci inventory.

Service gross profit during the three month periods ended September 30, 2009 and 2008 was $28.1 million, or 64.0% of service revenue, and $20.8 million, or 61.8% of service revenue, respectively, and $79.4 million, or 63.8% of service revenue, and $50.8 million, or 56.3% of service revenue, during the nine month periods ended September 30, 2009 and 2008, respectively. The higher 2009 service gross profit was driven by higher revenue generated from a larger installed base. The higher 2009 gross service profit percentage was driven by leveraging service costs across a larger base of installed systems, lower service parts consumption and repair costs per system, and reduced customer training center costs.

Total gross profit during the three months ended September 30, 2009 was $199.0 million, or 71.0% of total revenue, compared to $190.2 million, or 73.0% of total revenue for the three months ended June 30, 2009, and $169.6 million, or 71.9% of total revenue for the three months ended September 30, 2008. Since there was no cost deferred in association with the deferred revenue related to the da Vinci Si upgrade offer, the $13.8 million and the $6.3 million of revenue recognized during the second and third quarter of 2009, respectively, had equal impacts on gross profit, operating income and pretax income. Excluding the impact of the da Vinci Si deferred revenue during the second and third quarter of 2009, the total gross profit margin percentage was 70.4%, 71.5%, and 71.9% of total revenue for the three months ended September 30, 2009, June 30, 2009, and September 30, 2008, respectively. The lower total product gross profit percentage for three months ended September 30, 2009 was primarily due to higher obsolete inventory charges, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2009 increased 11% to $69.9 million compared with $62.7 million for the three months ended September 30, 2008. Selling, general and administrative expenses for the nine months ended September 30, 2009 increased 18% to $199.5 million compared with $168.8 million for the nine months ended September 30, 2008. The increases are due to organizational growth to support our expanding business, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses for the three months ended September 30, 2009 and 2008 was approximately $15.5 million and $13.2 million, respectively, and $45.4 million and $34.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended September 30, 2009 increased 13% to $24.7 million compared with $21.9 million for the three months ended September 30, 2008. Research and development expenses for the nine months ended September 30, 2009 increased 18% to $69.3 million compared with $58.5 million for the nine months ended September 30, 2008. The increases are due to the growth in our research and development organization, stock-based compensation expense and higher amortization expenses of purchased intellectual property. Amortization expense related to purchased intellectual property during the quarter ended September 30, 2009 was $3.6 million compared to $2.5 million during the quarter ended September 30, 2008. Amortization expense related to purchased intellectual property during the nine months ended September 30, 2009 was $10.8 million compared to $5.8 million during the nine months ended September 30, 2008. Stock-based compensation expense increased to approximately $5.4 million for the three months ended September 30, 2009 from $4.7 million for the three months ended September 30, 2008, and to $16.0 million for the nine months ended September 30, 2009 from $12.4 million for the nine months ended September 30, 2008. We expect to continue to make substantial investments in research and development and anticipate that research and development expense will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net for the three months ended September 30, 2009 was $4.4 million compared with $4.6 million for the three months ended September 30, 2008 and $14.5 million during the nine months ended September 30, 2009 compared with $18.8 million during the nine months ended September 30, 2008. The change was primarily due to declining market interest rates associated with our marketable securities.

Income Tax Expense

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest related to uncertain tax positions in income tax expense.

Income tax expense for the three months ended September 30, 2009 was $44.3 million, or 40.7% of pre-tax income, compared with $32.0 million, or 35.7% of pre-tax income for the three months ended September 30, 2008. Income tax expense for the nine months ended September 30, 2009 was $108.6 million, or 41.2% of pre-tax income, compared with $93.4 million, or 37.8% of pre-tax income for the nine months ended September 30, 2008. The effective tax rate for the three and nine months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The effective tax rate for the three and nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, partially offset by 2008 California research and development (R&D) credits, domestic production deductions and a $3.1 million increase in 2007 R&D credits recorded after the Company’s 2007 tax returns were filed in September 2008.

A California tax law change enacted in February 2009 allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. The Company expects to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with FASB ASC 740, “Income Taxes,” the Company has re-measured its deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The impact of this change resulted in a decrease to California beginning deferred tax assets of $1.6 million and this charge was recorded in the Company’s income tax provision during the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $902 million at December 31, 2008 to $1,024 million at September 30, 2009, including the effect of the $150.0 million stock repurchase. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our corporate objectives.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in)
Operating activities	$269,418	$185,995
Investing activities	(151,224)	(176,221)
Financing activities	(107,089)	94,784
Effect of exchange rates on cash and cash equivalents	367	231

Net increase (decrease) in cash and cash equivalents	$11,472	$104,789

Operating Activities

For the nine months ended September 30, 2009, cash flow from operating activities of $269.4 million exceeded our net income of $155.1 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $81.8 million during the nine months ended September 30, 2009.

2.	Cash provided by working capital and other assets during the nine months ended September 30, 2009 was approximately $32.6 million.

Working capital is comprised primarily of accounts receivable, deferred revenue and other liabilities. Accounts receivable increased by $16.4 million or 10% during the nine months ended September 30, 2009 reflecting increased revenue and the timing of system sales. Deferred revenue increased by $12.4 million or 16% during the nine months ended September 30, 2009 related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $36.7 million or 29% during the nine months ended September 30, 2009 primarily due to timing of vendor payments.

For the nine months ended September 30, 2008, cash flow from operating activities of $186.0 million exceeded our net income of $153.6 million due to:

1.	Non-cash charges to our net income in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $61.3 million during the nine months ended September 30, 2008.

2.	Partially offset by $28.9 million increases in working capital for the nine months ended September 30, 2008. Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities.

Accounts receivable increased by $43.3 million or 33% during the nine months ended September 30, 2008 reflecting increased revenue and the timing of system sales. Inventory increased by $20.1 million or 62% during the nine months ended September 30, 2008. The increase in 2008 reflects inventory necessary to support growth in our business and inventory associated with the start up of our Mexican manufacturing operations. Deferred revenue increased by $18.1 million or 33% for the nine months ended September 30, 2008 which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $14.3 million or 15% during the nine months ended September 30, 2008 primarily due to the timing of vendor payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 and 2008 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $105.5 million and $93.2 million respectively, and capital expenditures and acquisitions of intellectual property of $45.7 million and $83.0 million respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. We are not a capital intensive business. Capital expenditures and acquisitions of intellectual property of $45.7 million during the nine months ended September 30, 2009 included $25.7 million of investments in intellectual property. Capital expenditures and acquisitions of intellectual property of $83.0 million during the nine months ended September 30, 2008 included $43.5 million of acquired intellectual property rights for use in the development of surgical robotic products; $20.0 million of land and land improvements associated with our plans to construct a 154,000 square feet manufacturing and engineering facility in Sunnyvale, California, and facilities improvements and information technology infrastructure to support capacity expansion in our business.

Financing Activities

Net cash used by financing activities during the nine months ended September 30, 2009 consisted primarily of proceeds from stock option exercises and employee stock purchases of $33.7 million and payment of $150.0 million for the repurchase of 1.4 million shares of our common stock through the accelerated share repurchase program. As of September 30, 2009, we had $150.0 million remaining under the board authorized amount of stock repurchases. Net cash provided by financing activities during the nine months ended September 30, 2008 consisted primarily of proceeds from stock option exercises and employee stock purchases of $42.0 million and excess tax benefits from stock-based compensation of $52.8 million.

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

There have been no material changes in our market risk during the nine months ended September 30, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We are involved in various ordinary and routine legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

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

HEALTHCARE REFORMS, CHANGES IN HEALTHCARE POLICIES AND CHANGES TO THIRD-PARTY REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS

The U. S. government has in the past, is currently considering and may in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. While we believe that minimally invasive surgery using da Vinci Surgical Systems reduces healthcare costs, future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products and services and our business. These include changes that may reduce reimbursement rates for procedures using our products and changes and/or potential fees assessed on revenues generated by medical device companies that may be proposed or implemented by the current U.S. Presidential administration or Congress. It is unclear which, if any, of the various U.S. healthcare reforms currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law by the President. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

On March 4, 2009, the Company announced that the Board of Directors had authorized the repurchase of up to $300.0 million of the Company’s common stock. For the three months ended September 30, 2009, the Company did not repurchase any shares of common stock under this publicly announced program. See Note 7 of our Notes to unaudited Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: October 21, 2009