Form 10-Q
period 2010-03-31
INTUITIVE SURGICAL INC
filed 2010-04-20
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The Registrant had 39,166,066 shares of Common Stock, $0.001 par value per share, outstanding as of April 15, 2010.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUES)

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$313.6	$221.4
Short-term investments	429.8	334.0
Accounts receivable, net	180.2	205.4
Inventory	68.5	57.6
Prepaid and other assets	20.1	20.9
Deferred tax assets	7.3	7.3

Total current assets	1,019.5	846.6
Property, plant and equipment, net	132.9	125.7
Long-term investments	652.1	616.6
Long-term deferred tax assets	48.4	53.4
Intangible assets, net	52.4	56.2
Goodwill	110.7	110.7
Other assets	0.6	0.5

Total assets	$2,016.6	$1,809.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34.4	$27.6
Accrued compensation and employee benefits	30.6	49.8
Deferred revenue	103.3	99.4
Other accrued liabilities	5.5	26.0

Total current liabilities	173.8	202.8
Long-term liabilities	72.8	69.6

Total liabilities	246.6	272.4

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.2 and 38.5 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	1,170.8	1,024.3
Retained earnings	597.0	511.7
Accumulated other comprehensive income	2.2	1.3

Total stockholders’ equity	1,770.0	1,537.3

Total liabilities and stockholders’ equity	$2,016.6	$1,809.7

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenue:
Product	$278.0	$149.1
Service	50.6	39.3

Total revenue	328.6	188.4
Cost of revenue:
Product	68.0	45.3
Service	20.1	14.4

Total cost of revenue	88.1	59.7

Gross profit	240.5	128.7

Operating expenses:
Selling, general, and administrative	82.8	62.4
Research and development	28.0	21.3

Total operating expenses	110.8	83.7

Income from operations	129.7	45.0
Interest and other income, net	4.1	5.0

Income before taxes	133.8	50.0
Income tax expense	48.5	21.9

Net income	$85.3	$28.1

Net income per common share:
Basic	$2.20	$0.72

Diluted	$2.12	$0.72

Shares used in computing net income per common share:
Basic	38.8	38.9

Diluted	40.2	39.3

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$85.3	$28.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5.6	4.2
Amortization of intangible assets	3.9	3.8
Deferred income taxes	5.0	(2.5)
Income tax benefits from employee stock option plans	27.3	—
Excess tax benefit from stock-based compensation	(32.2)	—
Share-based compensation expense	26.8	22.7
Changes in operating assets and liabilities:
Accounts receivable	25.2	30.8
Inventory	(10.9)	(0.9)
Prepaids and other assets	2.0	(1.4)
Accounts payable	7.0	0.8
Accrued compensation and employee benefits	(19.1)	(15.0)
Deferred revenue	3.8	19.0
Accrued liabilities	(14.1)	0.5

Net cash provided by operating activities	115.6	90.1

Investing Activities:
Purchase of investments	(243.2)	(133.7)
Proceeds from sales and maturities of investments	111.8	117.9
Purchase of property and equipment and acquisition of intellectual property	(16.2)	(27.5)

Net cash used in investing activities	(147.6)	(43.3)

Financing Activities:
Proceeds from issuance of common stock, net	92.5	5.6
Excess tax benefit from stock-based compensation	32.2	—
Repurchase and retirement of common stock	—	(150.0)

Net cash provided by (used in) financing activities	124.7	(144.4)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.4)

Net increase (decrease) in cash and cash equivalents	92.2	(98.0)
Cash and cash equivalents, beginning of period	221.4	194.6

Cash and cash equivalents, end of period	$313.6	$96.6

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc, and its wholly-owned subsidiaries.

NOTE 1. DESCRIPTION OF BUSINESS

Intuitive Surgical, Inc. designs, manufactures, and markets the da Vinci Surgical System, which is an advanced surgical system that the Company believes represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console or consoles, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. The da Vinci Surgical System translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. The Company markets its products through sales representatives in the United States, and through a combination of sales representatives and distributors in its international markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2009 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed on January 29, 2010. The results of operations for the first three months of fiscal 2010 are not indicative of the results to be expected for the entire fiscal year or any future periods.

New Accounting Standards Recently Adopted

Revenue Recognition for Arrangements with Multiple Deliverables

The Company’s revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the price is fixed or determinable; and collectibility is reasonably assured. The Company’s revenue recognition policy generally results in revenue recognition at the following points:

•

System sales. For system sales directly to end customers, revenue is recognized when acceptance occurs, which is deemed to have occurred upon the receipt by the Company of a form executed by the customer acknowledging delivery and/or installation. For system sales through distributors, revenue is recognized upon transfer of title and risk of loss, which is generally at the time of shipment. Distributors do not have price protection rights. The Company’s system contracts do not allow rights of return. The Company’s system revenue contains a software component. Since the da Vinci System’s software and non-software elements function together to deliver the System’s essential functionality, they are considered to be one deliverable that is excluded from the software revenue recognition guidance.

•

Instruments and accessories. Revenue from sales of instruments and accessories is recognized when the product has been shipped. The Company records an allowance on instruments and accessories sales returns based on historical returns experience.

•

Service. Service contract revenue is recognized ratably over the term of the service period. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.

The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: system sales, service contracts and instruments and accessories sales.

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permit prospective or retrospective adoption, and the Company elected prospective adoption at the beginning of the first quarter of 2010.

For multiple-element arrangements (which are generally comprised of system sales and service contracts) entered into prior to January 1, 2010, revenue was allocated to each element based on the relative fair value of each element. Fair value is generally determined by vendor specific objective evidence (VSOE) which is based on the price charged when each element is sold separately. The Company’s systems sales generally include a first year service obligation. The Company typically does not sell the systems on a stand-alone basis and therefore does not have VSOE for its systems. The Company has established VSOE for services. When the fair value of a delivered element had not been established, but fair value existed for the undelivered elements, prior to January 1, 2010, the Company used the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was allocated to the delivered elements.

Subsequent to the adoption of the new revenue accounting principles, for multiple-element arrangements entered into on or after January 1, 2010, revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on VSOE, then on third-party evidence of selling price (TPE) when VSOE does not exist, and then on estimated selling price (ESP) when VSOE and TPE do not exist.

Because the Company has neither VSOE nor TPE for its systems, the allocation of revenue has been based on the Company’s ESPs. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines ESP for its systems by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

Had the new accounting guidance been applied to revenue at the beginning 2009, the resultant revenue for the year ended December 31, 2009 would have been substantially the same. However, primarily due to the da Vinci Si upgrade offers made to certain first quarter 2009 customers, had the new accounting guidance been applied to the three months ended March 31, 2009, systems revenue for that period would have been approximately $6.9 million higher. This increase of $6.9 million is primarily due to the decrease in deferral of approximately $5.7 million in revenue related to allocation of a relative portion of the discount to the da Vinci Si upgrade offers. The amounts deferred were recognized upon rejection or expiration of the upgrade offer or installation of the upgrade during the second and third quarters of 2009. The remaining increase of $1.2 million is due to the allocation of a relative portion of the discount recognized in the first quarter of 2009 under the residual method to deferred service revenue that was recognized ratably over the annual service period.

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted revised guidance intended to improve disclosures related to fair value measurements, issued by FASB. This guidance requires us to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements information of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires us to provide certain disaggregated information on the fair value of financial assets and requires us to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. We have provided the additional required disclosures effective January 1, 2010.

NOTE 3. CASH, CASH EQUIVALENTS & INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents and investments as of March 31, 2010 and December 31, 2009 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
Cash and cash equivalents:
Cash	$31.5	$—	$—	$31.5
Cash equivalents	282.1	—	—	282.1

Total cash and cash equivalents	$313.6	$—	$—	$313.6

Available for sale investments:
Short-term
Commercial paper	$31.7	$—	$—	$31.7
Municipal notes	44.0	0.2	—	44.2
U.S. corporate debt	169.7	1.0	—	170.7
U.S. treasuries	40.5	0.1	—	40.6
U.S. government agencies	80.3	0.5	(0.1)	80.7

Total short-term	$366.2	$1.8	$(0.1)	$367.9

Long-term
Municipal notes	$150.3	$1.1	$(4.4)	$147.0
U.S. corporate debt	246.8	2.4	(0.1)	249.1
U.S. treasuries	21.1	—	—	21.1
U.S. government agencies	234.4	0.6	(0.1)	234.9

Total long-term	$652.6	$4.1	$(4.6)	$652.1

Total cash, cash equivalents and available for sale investments:	$1,332.4	$5.9	$(4.7)	$1,333.6
Other securities (included in short-term investments):
Trading securities, auction rate securities	$54.7	$—	$—	$54.7
Put option	7.2	—	—	7.2

Total cash, cash equivalents and investments:	$1,394.3	$5.9	$(4.7)	$1,395.5

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Cash and cash equivalents:
Cash	$28.6	$—	$—	$28.6
Cash equivalents	192.8	—	—	192.8

Total cash and cash equivalents	$221.4	$—	$—	$221.4

Available for sale investments:
Short-term
Commercial paper	$13.1	$—	$—	$13.1
Municipal notes	21.3	0.2	—	21.5
U.S. corporate debt	150.5	1.3	—	151.8
U.S. treasuries	31.6	0.2	—	31.8
U.S. government agencies	45.5	0.5	—	46.0

Total short-term	$262.0	$2.2	$—	$264.2

Long-term
Municipal notes	$161.0	$1.5	$(4.5)	$158.0
U.S. corporate debt	222.5	2.1	(0.1)	224.5
U.S. treasuries	29.5	—	(0.2)	29.3
U.S. government agencies	204.6	0.6	(0.4)	204.8

Total long-term	$617.6	$4.2	$(5.2)	$616.6

Total cash, cash equivalents and available for sale investments	$1,101.0	$6.4	$(5.2)	$1,102.2
Other securities (included in short-term investments):
Trading securities, auction rate securities	$62.2	$—	$—	$62.2
Put option	7.6	—	—	7.6

Total cash, cash equivalents and investments	$1,170.8	$6.4	$(5.2)	$1,172.0

The following table summarizes the maturities of the Company’s cash equivalents and available-for-sale investments at March 31, 2010 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$648.3	$650.0
Mature in one to five years	629.2	633.0
Mature in more than five years	23.4	19.1

Total	$1,300.9	$1,302.1

During the three months ended March 31, 2010 and 2009, realized gains or losses recognized on the sale of investments were not significant. As of March 31, 2010 and December 31, 2009, net unrealized gains, net of tax of $0.9 million were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At March 31, 2010, the Company evaluated its gross unrealized losses, the majority of which are from auction-rate securities (ARS), were primarily the result of overall market risk aversion, lack of demand for the securities that are non-government guaranteed, and the relative widening of credit spreads relative to the U.S. treasuries. The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets, including cash equivalents, available-for-sale securities, trading securities and foreign currency derivatives at their fair value. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of March 31, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements at March 31, 2010 Using
Assets	Level 1	Level 2	Level 3	Total
Municipal notes - trading security	$—	$—	$54.7	$54.7
Put option	—	—	7.2	7.2
Available-for-sale securities
Money Market funds	270.0	—	—	270.0
U.S. treasuries	61.7	—	—	61.7
Commercial paper	—	43.8	—	43.8
Corporate debt	—	419.8	—	419.8
U.S. government agencies	—	315.6	—	315.6
Municipal notes	—	172.1	19.1	191.2

Total available-for-sale securities	331.7	951.3	19.1	1,302.1

Foreign Currency Derivatives	—	2.0	—	2.0

Total assets measured at fair value	$331.7	$953.3	$81.0	$1,366.0

	Fair Value Measurements at December 31, 2009 Using
Assets	Level 1	Level 2	Level 3	Total
Municipal notes - trading security	$—	$—	$62.2	$62.2
Put option	—	—	7.6	7.6
Available-for-sale securities
Money Market funds	175.7	—	—	175.7
U.S. treasuries	61.1	—	—	61.1
Commercial paper	—	27.4	—	27.4
Corporate debt	—	379.0	—	379.0
U.S. government agencies	—	250.9	—	250.9
Municipal notes	—	160.4	19.1	179.5

Total available-for-sale securities	236.8	817.7	19.1	1,073.6

Total assets measured at fair value	$236.8	$817.7	$88.9	$1,143.4

Liabilities
Foreign Currency Derivatives	$—	$0.4	$—	$0.4

Total liabilities measured at fair value	$—	$0.4	$—	$0.4

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2010	$7.6	$81.3
Sales/Maturities	—	(8.1)
Total gains or (losses):
Included in other comprehensive loss	—	0.2
Included in earnings	(0.4)	0.4

Balance at March 31, 2010	$7.2	$73.8

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2010. Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government and a related option to sell certain of these securities to UBS. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued the ARS and put option using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of March 31, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

Foreign currency derivative

On a monthly basis, the Company enters into foreign currency forward contracts with one to seven month terms. It does not purchase derivatives for trading purposes. As of March 31, 2010, the Company had the notional amount of €20.0 million and £2.0 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and €9.5 million and £2.6 million to hedge Euro and GBP denominated sales.

The fair value of derivative instruments in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2010 was approximately $2.0 million in assets. The impact of derivative instruments designated as cash flow hedges was not significant for the three months ended March 31, 2010 and 2009. Interest and other income, net for the three months ended March 31, 2010 includes approximately $2.2 million related to the effect of derivative instruments used to hedge against balance sheet foreign currency exposures, offset by approximately $2.7 million of net foreign exchange losses primarily related to the remeasurement of non-functional currency denominated net monetary assets.

NOTE 5. INVENTORY

The following table provides details of selected balance sheet items (in millions):

	March 31, 2010	December 31, 2009
Inventory
Raw materials	$17.5	$16.3
Work-in-process	2.9	2.5
Finished goods	48.1	38.8

Total	$68.5	$57.6

NOTE 6. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in millions):

	Three months ended March 31,
	2010	2009
Net income	$85.3	$28.1
Foreign currency translation losses	(0.2)	(0.2)
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains on derivative instruments	2.0	0.4
Reclassification adjustment for gains on derivative instruments recognized during the period	(0.9)	(0.2)
Unrealized gains (losses) on available-for-sale securities, net of tax:
Unrealized gains arising during the period	—	2.0

Total other comprehensive income	$86.2	$30.1

The components of accumulated other comprehensive income are as follows (in millions):

	March 31, 2010	December 31, 2009
Foreign currency translation gains	$0.2	$0.4
Accumulated net realized gains on derivatives, net of tax	1.1	—
Accumulated net realized gains on available-for-sale securities, net of tax	0.9	0.9

Total accumulated other comprehensive income	$2.2	$1.3

Stock Option Plans

A summary of stock option activity under the 2000 Equity Incentive Plan, the 2000 Non-Employee Directors’ Plan and the 2009 Employment Commencement Incentive Plan for the three months ended March 31, 2010 is presented as follows (in millions, except per share amounts):

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2009	8.9	4.6	$157.25
Options granted	(1.1)	1.1	333.28
Options exercised	—	(0.6)	146.49
Options forfeited/expired (1)	(7.3)	—	—

Balance at March 31, 2010	0.5	5.1	$197.17

(1)	Primarily related to the expiration of the 2000 Equity Incentive Plan.

As of March 31, 2010, 1.9 million shares of options were exercisable at a weighted-average price of $139.72 per share.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 82,948 shares for $7.7 million and 55,185 shares for $4.7 million during the three months ended March 31, 2010 and March 31, 2009, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended March 31,
	2010	2009
Cost of sales - products	$2.1	$1.8
Cost of sales - services	1.9	1.5

Total cost of sales	4.0	3.3
Selling, general and administrative	17.8	14.4
Research and development	5.0	5.0

Stock-based compensation expense before income taxes	26.8	22.7
Income taxes	7.6	7.2

Stock-based compensation expense after income taxes	$19.2	$15.5

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Average risk free interest rate	2.32%	1.65%	0.49%	0.58%
Average expected term (years)	4.8	5.4	1.3	1.3
Average expected volatility	34%	57%	35%	65%
Weighted average fair value at grant date	$111.30	$54.66	$99.34	$43.94
Total stock-based compensation expense (in millions)	$24.9	$21.3	$1.9	$1.4

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

Income tax expense for the three month period ended March 31, 2010 was $48.5 million, or 36.2% of pre-tax income, compared with $21.9 million, or 43.8% of pre-tax income for the three month period ended March 31, 2009. The effective tax rate for the three month period ended March 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate. The Company intends these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for the three month period ended March 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The state income taxes for the three month period ended March 31, 2009 included a discrete increase of approximately 3.1% resulting from re-measurement of long term deferred tax assets due to a California law change enacted in February 2009.

As of March 31, 2010, the Company had total gross unrecognized tax benefits of approximately $73.1 million compared with approximately $70.0 million as of December 31, 2009, representing an increase of approximately $3.1 million for the first three months of fiscal 2010. Of the total gross unrecognized tax benefits, $68.8 million and $65.7 million as of March 31, 2010 and December 31, 2009, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $3.5 million and $3.3 million, respectively, as of March 31, 2010 and December 31, 2009.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

NOTE 8. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income	$85.3	$28.1
Basic:
Weighted-average shares outstanding	38.8	38.9

Basic net income per share	$2.20	$0.72

Diluted:
Weighted-average shares outstanding used in basic calculation	38.8	38.9
Add common stock equivalents	1.4	0.4

Weighted-average shares used in computing diluted net income per shares	40.2	39.3

Diluted net income per share	$2.12	$0.72

Employee stock options to purchase approximately 0.8 million and 3.4 million weighted shares for the three months ended March 31, 2010 and 2009, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc, and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: timing and success of product development and market acceptance of developed products; the impact of the global economic recession and tight credit market and related impact on health care spending; health care reform legislation in the United States and its implications on hospital spending, reimbursement and fees levied on certain medical device companies; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates; unanticipated market disruptions; delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Intuitive® , Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® S HD Surgical System™, da Vinci® Si™, EndoWrist®, and InSite® are trademarks of Intuitive Surgical, Inc.

Overview

Products. We design, manufacture and market da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci surgery, is a significant advancement similar in scope to previous generations of surgery—open surgery and minimally invasive surgery, or conventional MIS. The da Vinci Surgical System consists of a surgeon’s console, or consoles, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates the surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. We believe that the da Vinci Surgical System provides the surgeon with intuitive control, range of motion, fine tissue manipulation capability and high definition 3-D vision, while simultaneously allowing the surgeons to work through the small ports of MIS.

By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to deliver higher value surgical procedures to their patients. We model patient value as equal to: procedure efficacy / invasiveness. Here efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of robotic surgery is significantly higher than competing treatment options, we have seen that patients will seek out surgeons and hospitals that offer da Vinci procedures, resulting in a local shift of treatment approach and market share. The combination of these local adoptions drives a disruptive change in the marketplace and leads to the broad adoption of robotic surgery. These adoptions occur procedure by procedure, and are driven by the relative patient value of da Vinci procedures against alternatives for the same disease state.

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

Since the introduction of the da Vinci Surgical System in 1999, robotic surgery volume has increased and our established base of da Vinci Surgical Systems has grown. Recurring revenue has grown at an equal or faster rate than system revenue. Recurring revenue increased from $276.4 million, or 46% of total revenue in 2007, to $419.6 million, or 48% of total revenue in 2008 to $561.7 million, or 53% of total revenue in 2009. Recurring revenue for the three months ended March 31, 2010 was $173.3 million, or 53% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 1,482 at March 31, 2010, compared with 1,171 at March 31, 2009 and 1,395 at December 31, 2009.

Regulatory Activities

We believe that we have obtained the clearances required to market our products to our targeted surgical specialties within the United States. As we make additions to target procedures, we will continue to seek the necessary clearances. The following table lists chronologically our FDA clearances to date:

•	July 2000 – General laparoscopic procedures

•	March 2001 – Non-cardiac thoracoscopic procedures

•	May 2001 – Prostatectomy procedures

•	November 2002 – Cardiotomy procedures

•	July 2004 – Cardiac revascularization procedures

•	March 2005 – Urologic surgical procedures

•	April 2005 – Gynecologic surgical procedures

•	June 2005 – Pediatric surgical procedures

•	December 2009 – Transoral Otolaryngologic surgical procedures

In March 2008 we received clearance in the United States to market our system-held cardiac stabilizer and permission to remove the warning in our labeling regarding system use in non-arrested heart procedures. During the first quarter of 2009, we received clearance to market our da Vinci Si Surgical System in the United States and Europe.

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. During the three months ended March 31, 2010, we sold seven da Vinci S Systems in Japan. These sales were primarily made to early adopters in Japan who were anticipating our Shonin approval. We do not expect to maintain this level of system sales activity in Japan for the balance of 2010. We are currently focusing our efforts on obtaining the appropriate reimbursement for da Vinci procedures in Japan. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and will continue to work with them to meet importation requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand of our products could be limited.

2010 Business Events and Trends

Economic Environment. During the first half of 2009, the world-wide economic recession curtailed hospital demand for capital purchases of our da Vinci Surgical Systems. Demand for our da Vinci Surgical Systems improved towards the end of 2009. The 104 total da Vinci Surgical Systems sold in the three months ended March 31, 2010 exceeded those sold during the same period of 2009 by 38 systems.

da Vinci Si Surgical System Product Launch. During the second quarter of 2009 we launched our newest da Vinci model, the da Vinci Si. The da Vinci Si brings to market three significant innovations. First, our InSite™ imaging system has been substantially redesigned for increased visual acuity and improved ease-of-use. The HD imaging system’s increased performance is similar to the move from 720p to 1080i in commercial television. We believe that the increased visual performance will continue to increase surgeon precision and confidence and will contribute to improved patient outcomes and shorter procedure times. Secondly, the da Vinci Si surgeon console’s user interface was redesigned to allow simplified and integrated control of da Vinci products and other operating room devices, such as electro-surgical units. The new user interface also includes a set of ergonomic controls for surgeon comfort. We believe the simplified interface will allow for easier surgeon training. The third significant improvement is the introduction of a dual surgeon’s console for use during surgery, which will allow new methods of training da Vinci surgeons and enable collaborative da Vinci surgery. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci arms during a case. We believe this will both shorten the learning curve for new surgeons and will allow collaborative surgery in complex cases.

The da Vinci Si Surgical System was FDA approved and CE marked upon launch and is currently available in the United States, Europe, and certain other countries. da Vinci Si Systems are available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories are compatible with the da Vinci Si system. An upgrade from a da Vinci S System to the da Vinci Si System is available for our current customers. We will continue to sell, service and support the da Vinci S Surgical System. Our sales of the standard da Vinci Surgical System have substantially ended; however, we will continue to service and support this product line.

We offered certain of our customers who purchased da Vinci S Surgical Systems in the first quarter of 2009 the opportunity to upgrade their recently purchased da Vinci S Surgical Systems to da Vinci Si Surgical Systems at a discount to the list price of our upgrade. The upgrade program also provided our customers the opportunity to return their recently purchased da Vinci S camera accessories and receive a credit towards the purchase of da Vinci Si camera or other accessories. These customers were given until June 30, 2009 to accept our offer. Total revenue in an amount equal to the discount, of approximately $20.1 million, was deferred in the first quarter of 2009. During the second quarter of 2009, we recognized $13.8 million of revenue from offers declined, upgrades completed or accessories delivered. In the third quarter of 2009, we completed all accepted da Vinci Si system upgrade offers and recognized the remaining $6.3 million of deferred revenue.

Market acceptance of the da Vinci Si Surgical System has been positive since its market introduction in the first quarter of 2009. In the first quarter of 2010, 80 out of 104 systems sold were da Vinci Si Surgical Systems, representing approximately 77% of system sales.

First Quarter 2010 Financial Highlights

•	Procedures grew 37% during the first quarter of 2010 from the first quarter of 2009.

•

Total revenue increased to $328.6 million from $188.4 million during the first quarter of 2009. First quarter 2009 total revenue was impacted by $20.1 million of revenue deferred related to da Vinci Si system upgrade offers made.

•

Recurring revenue increased to $173.3 million from $118.9 million during the first quarter of 2009. First quarter 2009 recurring revenue was impacted by $2.1 million of revenue deferred related to da Vinci Si system upgrade offers made.

•

Instruments and accessories revenue increased to $122.7 million from $79.6 million during the first quarter of 2009. First quarter 2009 instruments and accessories revenue was impacted by $2.1 million of revenue deferred related to da Vinci Si system upgrade offers made.

•

System revenue was $155.3 million compared with $69.5 million during the first quarter of 2009. First quarter 2009 system revenue was impacted by $18.0 million of revenue deferred related to da Vinci Si system upgrade offers made.

•	We sold 104 da Vinci Surgical Systems during the first quarter of 2010 compared with 66 in the first quarter of 2009.

•	As of March 31, 2010, we had a da Vinci Surgical System installed base of 1,482 systems, 1,091 in the United States, 264 in Europe, and 127 in the rest of the world.

•	We added 94 employees during the first quarter of 2010, primarily in sales, services and product operations.

•

Operating income was $129.7 million compared to $45.0 million during the first quarter of 2009. First quarter 2009 operating income was impacted by $20.1 million related to revenue deferred for da Vinci Si system upgrade revenue offers made. Operating income included $26.8 million and $22.7 million during the first quarter of 2010 and 2009, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•	We ended the first quarter of 2010 with $1,395.5 million in cash and investments. Cash and investments increased by $223.5 million during the first quarter of 2010.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Hysterectomy (dVH) and da Vinci Prostatectomy (dVP). Other gynecologic procedures such as da Vinci Myomectomy and da Vinci Sacral Colpopexy, other urologic procedures such as da Vinci Nephrectomy, da Vinci Cystectomy and da Vinci Pyeloplasty, cardiothoracic procedures such as da Vinci Mitral Valve Repair and da Vinci Revascularization, and da Vinci colorectal procedures have also contributed to our growth. We anticipate total 2010 procedures to grow approximately 35% from approximately 205,000 procedures performed in 2009.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions):

	Three months Ended March 31,
	2010	% of total revenue	2009	% of total revenue
Revenue:
Product	$278.0	85%	$149.1	79%
Service	50.6	15%	39.3	21%

Total revenue	328.6	100%	188.4	100%

Cost of revenue:
Product	68.0	21%	45.3	24%
Service	20.1	6%	14.4	8%

Total cost of revenue	88.1	27%	59.7	32%

Products gross profit	210.0	64%	103.8	55%
Services gross profit	30.5	9%	24.9	13%

Gross profit	240.5	73%	128.7	68%

Operating expenses:
Selling, general, and administrative	82.8	25%	62.4	33%
Research and development	28.0	9%	21.3	11%

Total operating expenses	110.8	34%	83.7	44%

Income from operations	129.7	39%	45.0	24%
Interest and other income, net	4.1	2%	5.0	3%

Income before taxes	133.8	41%	50.0	27%
Income tax expense	48.5	15%	21.9	12%

Net income	$85.3	26%	$28.1	15%

Total Revenue

Total revenue was $328.6 million for the three months ended March 31, 2010 compared to $188.4 million for the three months ended March 31, 2009. First quarter 2009 total revenue was impacted by $20.1 million of revenue deferred related to da Vinci Si system upgrade revenue offers made. Revenue growth for the first quarter of 2010 was driven by the continued adoption of da Vinci surgery, driving higher system and recurring revenue. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. dVP has been our highest volume procedure to date, while dVH has been one of our fastest growing procedures since 2006. dVP and dVH have represented more than 75% of our total procedures over the past several years. An increasing body of peer review literature has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which includes increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 79% of total revenue for the three months ended March 31, 2010 and 75% of total revenue for the three months ended March 31, 2009. We believe domestic revenue accounts for the large majority of total revenue primarily due to the ability of patients to choose their provider and method of treatment. The increase in first quarter 2010 revenue in the United States relative to the rest of the world reflects increased hospital capital spending in the United States and decreased spending in Europe due to the economic environment, compared to the first quarter of 2009.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three months ended March 31, 2010 and 2009 (in millions, except percentages and unit sales):

	Three Months Ended March 31,
	2010	2009
Revenue
Instruments and accessories	$122.7	$79.6
Systems	155.3	69.5

Total product revenue	278.0	149.1
Services	50.6	39.3

Total revenue	$328.6	$188.4

Recurring revenue	$173.3	$118.9

% of total revenue	53%	63%
Domestic	$260.2	$141.9
International	68.4	46.5

Total revenue	$328.6	$188.4

% of Revenue - Domestic	79%	75%
% of Revenue - International	21%	25%
Domestic Unit Sales	80	44
International Unit Sales	24	22

Total Unit Sales	104	66

Product Revenue

Product revenue was $278.0 million for the three months ended March 31, 2010 compared with $149.1 million for the three months ended March 31, 2009. First quarter 2009 product revenue reflects the non-recognition of $20.1 million of revenue deferrals associated with da Vinci Si launch described above.

Instruments and accessories revenue increased to $122.7 million for the three months ended March 31, 2010 compared with $79.6 million for the three months ended March 31, 2009. Instruments and accessories revenue for the three months ended March 31, 2009 reflects the non-recognition of $2.1 million of camera accessories revenue associated with the da Vinci Si launch described above. The increase in revenue is driven by an increase in procedures performed, increased stocking orders associated with increased system sales and customer buying patterns. Procedure growth occurred in our targeted procedures with hysterectomy and prostatectomy being the largest drivers of growth.

Instrument and accessory revenue per procedure increased approximately 13% during the first quarter of 2010 compared with the first quarter of 2009 primarily due to two factors. First, there were more initial stocking orders in the first quarter of 2010 as 104 new systems were placed during the quarter compared with 66 systems placed during the first quarter of 2009. Second, the revenue deferral for camera accessories mentioned above represented a reduction of $2.1 million to the first quarter 2009 accessory revenue. Instrument and accessory revenue can fluctuate from quarter to quarter based upon timing of customer orders. We expect our average revenue per procedure to decline over time, due to initial stocking orders being less impactful as the base of installed systems grows.

Systems revenue increased to $155.3 million during the three months ended March 31, 2010 from $69.5 million during the three months ended March 31, 2009 primarily due to 38 more systems sold, non-recognition of $18.0 million in first quarter 2009 system revenue associated with da Vinci Si upgrade offers, higher average selling prices (ASPs) resulting from the impact of the higher-priced single and dual console da Vinci Si Surgical Systems, and more first quarter 2010 system upgrade revenue. We sold 104 da Vinci Surgical Systems during the first three months of 2010, compared with 66 in the same period last year. We had 17 standard da Vinci Surgical Systems traded in during the first three months ended March 31, 2010, compared with 6 standard systems traded in during the same period last year.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 29% to $50.6 million for the three months ended March 31, 2010 compared with $39.3 million for the three months ended March 31, 2009. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for first quarter of 2010 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue. There were approximately 1,395 and 1,111 systems installed, entering the first quarter of 2010 and 2009, respectively.

Gross Profit

Product gross profit during the three months ended March 31, 2010 was $210.0 million, or 75.5% of product revenue, compared with $103.8 million, or 69.6% of product revenue, during the three months ended March 31, 2009. The higher product gross profit was driven by the higher first quarter 2010 product revenue, as described above. The higher first quarter 2010 gross profit percentage was driven by the impact of the $20.1 million first quarter 2009 deferred revenue, as described above, as no costs were deferred, higher first quarter 2010 system ASPs, system and instrument material cost reductions, and leveraging manufacturing overhead across higher revenue.

Service gross profit during the three months ended March 31, 2010 was $30.5 million, or 60.3% of service revenue, compared with $24.9 million, or 63.4% of service revenue during the three months ended March 31, 2009. The higher 2010 service gross profit was driven by higher service revenue, as described above. The lower 2010 gross service profit percentage was driven by higher first quarter 2010 customer training costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2010 increased 33% to $82.8 million compared with $62.4 million for the three months ended March 31, 2009. The increase was primarily due to organizational growth to support our expanding business, increased sales commissions associated with higher revenue, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses for the three months ended March 31, 2010 and 2009 was approximately $17.8 million and $14.4 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended March 31, 2010 increased 32% to $28.0 million compared with $21.3 million for the three months ended March 31, 2009. The increase was primarily due to the growth in our research and development organization and higher prototype expenses. Stock-based compensation expenses charged to research and development expenses for the three months ended March 31, 2010 and 2009 were $4.9 million and $5.0 million, respectively. Amortization expense related to purchased intellectual property during the quarter ended March 31, 2010 was $3.6 million, compared to $3.5 million during the quarter ended March 31, 2009. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net, for the three months ended March 31, 2010 was $4.1 million compared with $5.0 million for the three months ended March 31, 2009. The decline of $0.9 million was primarily driven by lower interest rates earned on higher cash and investment balances in 2010, and partially offset by lower foreign exchange losses for the first quarter of 2010.

Income Tax Expense

We record provision for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest related to uncertain tax positions in income tax expense.

Income tax expense for the three month period ended March 31, 2010 was $48.5 million, or 36.2% of pre-tax income, compared with $21.9 million, or 43.8% of pre-tax income for the three month period ended March 31, 2009. The effective tax rate for the three month period ended March 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate. We intend these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for the three month period ended March 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The state income taxes for the three month period ended March 31, 2009 included a discrete increase of approximately 3.1% resulting from re-measurement of long term deferred tax assets due to a California law change enacted in February 2009.

As of March 31, 2010, we had total gross unrecognized tax benefits of approximately $73.1 million compared with approximately $70.0 million as of December 31, 2009, representing an increase of approximately $3.1 million for the first three months of fiscal 2010. Of the total gross unrecognized tax benefits, $68.8 million and $65.7 million as of March 31, 2010 and December 31, 2009, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $3.5 million and $3.3 million, respectively, as of March 31, 2010 and December 31, 2009.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $1,172 million at December 31, 2009 to $1,396 million at March 31, 2010. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data (unaudited)

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net cash provided by (used in)
Operating activities	$115.6	$90.1
Investing activities	(147.6)	(43.3)
Financing activities	124.7	(144.4)
Effect of exchange rates on cash and cash equivalents	(0.5)	(0.4)

Net increase (decrease) in cash and cash equivalents	$92.2	$(98.0)

Operating Activities

For the three months ended March 31, 2010, cash flow from operations of $115.6 million exceeded our net income of $85.3 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $36.4 million during the three months ended March 31, 2010.

2.	Cash used in working capital and other assets during the three months ended March 31, 2010 was approximately $6.1 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable decreased by $25.2 million or 12% during the three months ended March 31, 2010 reflecting timing of system sales. Inventory increased by $10.9 million or 19% during the three months ended March 31, 2010 reflecting below optimal quantities at December 31, 2009. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $26.2 million or 15% during the three months ended March 31, 2010 primarily due to the payments of 2009 incentive compensation, estimated taxes and the purchase of stock by employees under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2010.

For the three months ended March 31, 2009, cash flow from operations of $90.1 million exceeded our net income of $28.1 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $28.2 million during the three months ended March 31, 2009.

2.	Cash provided by working capital and other assets during the three months ended March 31, 2009 was approximately $33.8 million.

Working capital is comprised primarily of accounts receivable, deferred revenue and other current liabilities. Accounts receivable decreased by $30.8 million or 18% during the three months ended March 31, 2009 reflecting the impact on system sales from reduced hospital demand for capital equipment and the timing of system sales. Deferred revenue increased by $19.0 million or 24% for the three months ended March 31, 2009 which is primarily due to the deferral associated with the upgrade program. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $13.7 million or 15.8% during the three months ended March 31, 2009 primarily due to the payment of 2008 incentive compensation and the purchase of stock by employees under the ESPP during the three months ended March 31, 2009.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2010 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $131.4 million, capital expenditures and acquisitions of intellectual property of $16.2 million. Net cash used in investing activities during the three months ended March 31, 2009 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $15.8 million, capital expenditures and acquisitions of intellectual property of $27.5 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. We are not a capital intensive business.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $92.5 million. Net cash used in financing activities during the three months ended March 31, 2009 consisted primarily of proceeds from stock option exercises and employee stock purchases of $5.6 million and payment of $150 million for the repurchase of our common stock through the accelerated share repurchase program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. With the exception of the updates to the following critical accounting estimates, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permit prospective or retrospective adoption, and we elected prospective adoption at the beginning of the first quarter of 2010.

These new accounting principles do not generally change the units of accounting for our revenue transactions and we continue to have system and service as the different elements in our multiple element arrangements. For multiple element arrangements entered into on or after January 1, 2010, we allocate revenue to all deliverables based on their relative selling prices. Because we have neither VSOE nor TPE for our systems, the allocation of revenue has been based on ESPs. The objective of ESP is to determine the price at which we would transact a sale if the product was sold on a stand-alone basis. We determine ESP for our systems by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions. We expect to review ESP regularly and maintain internal controls over the establishment and updates of these estimates. We do not expect material changes to ESPs established as of January 1, 2010 in future periods. However, since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We are involved in various ordinary and routine legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 1A.	RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the below.

HEALTHCARE POLICY CHANGES, INCLUDING RECENTLY ENACTED LEGISLATION REFORMING THE U.S. HEALTHCARE SYSTEM, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sales of the Company’s products are unknown and speculative at this point.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. Though there are some exceptions to the excise tax, this excise tax does apply to all of the Company’s products and product candidates.

Other significant measures contained in the PPACA include, by way of example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, lowering the government’s thresholds to find violations and increasing potential penalties for such violations.

In addition to PPACA discussed above, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products, reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009),

3.3	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Marshall L. Mohr
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: April 20, 2010