Form 10-Q
period 2010-06-30
INTUITIVE SURGICAL INC
filed 2010-07-23
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-30713

Intuitive Surgical, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	77-0416458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1266 Kifer Road

Sunnyvale, California 94086

(Address of Principal Executive Offices) (Zip Code)

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

The Registrant had 39,352,498 shares of Common Stock, $0.001 par value per share, outstanding as of July 12, 2010.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$420.0	$221.4
Short-term investments	547.9	334.0
Accounts receivable, net	194.7	205.4
Inventory	74.0	57.6
Prepaids and other assets	20.3	20.9
Deferred tax assets	7.2	7.3

Total current assets	1,264.1	846.6
Property, plant and equipment, net	144.4	125.7
Long-term investments	620.3	616.6
Long-term deferred tax assets	53.2	53.4
Intangible assets, net	49.8	56.2
Goodwill	110.7	110.7
Other assets	0.6	0.5

Total assets	$2,243.1	$1,809.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41.6	$27.6
Accrued compensation and employee benefits	42.1	49.8
Deferred revenue	107.6	99.4
Other accrued liabilities	52.0	26.0

Total current liabilities	243.3	202.8
Long-term liabilities	75.4	69.6

Total liabilities	318.7	272.4

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.4 and 38.5 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	1,238.0	1,024.3
Retained earnings	685.7	511.7
Accumulated other comprehensive income	0.7	1.3

Total stockholders’ equity	1,924.4	1,537.3

Total liabilities and stockholders’ equity	$2,243.1	$1,809.7

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Product	$295.3	$219.3	$573.3	$368.4
Service	55.4	41.3	106.0	80.6

Total revenue	350.7	260.6	679.3	449.0
Cost of revenue:
Product	72.7	55.5	140.7	100.8
Service	21.2	14.9	41.3	29.3

Total cost of revenue	93.9	70.4	182.0	130.1

Gross profit	256.8	190.2	497.3	318.9

Operating expenses:
Selling, general, and administrative	88.6	67.3	171.4	129.7
Research and development	28.5	23.4	56.5	44.7

Total operating expenses	117.1	90.7	227.9	174.4

Income from operations	139.7	99.5	269.4	144.5
Interest and other income, net	4.5	5.2	8.6	10.2

Income before taxes	144.2	104.7	278.0	154.7
Income tax expense	55.5	42.3	104.0	64.2

Net income	$88.7	$62.4	$174.0	$90.5

Earnings per share:
Basic	$2.26	$1.65	$4.45	$2.36

Diluted	$2.19	$1.62	$4.31	$2.32

Shares used in computing earnings per share:
Basic	39.3	37.9	39.1	38.4

Diluted	40.5	38.6	40.4	38.9

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$174.0	$90.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11.4	9.1
Amortization of intangible assets	7.9	7.9
Deferred income taxes	0.4	(8.4)
Income tax benefits from employee stock option plans	40.7	0.7
Excess tax benefit from stock-based compensation	(46.9)	(1.0)
Share-based compensation expense	57.1	47.4
Changes in operating assets and liabilities:
Accounts receivable	10.7	(5.1)
Inventory	(16.4)	4.2
Prepaids and other assets	0.8	(4.0)
Accounts payable	14.3	6.0
Accrued compensation and employee benefits	(7.5)	(7.6)
Deferred revenue	8.3	10.3
Accrued liabilities	36.3	23.1

Net cash provided by operating activities	291.1	173.1

Investing Activities:
Purchase of investments	(604.3)	(303.2)
Proceeds from sales and maturities of investments	386.6	286.1
Purchase of property and equipment and acquisition of intellectual property	(36.5)	(40.3)

Net cash used in investing activities	(254.2)	(57.4)

Financing Activities:
Proceeds from issuance of common stock, net	115.9	12.0
Excess tax benefit from stock-based compensation	46.9	1.0
Repurchase and retirement of common stock	—	(150.0)

Net cash provided by (used in) financing activities	162.8	(137.0)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.1

Net increase (decrease) in cash and cash equivalents	198.6	(21.2)
Cash and cash equivalents, beginning of period	221.4	194.6

Cash and cash equivalents, end of period	$420.0	$173.4

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical,” “Intuitive,” and the “Company” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.

NOTE 1. DESCRIPTION OF BUSINESS

Intuitive Surgical, Inc. designs, manufactures, and markets the da Vinci Surgical System, an advanced minimally invasive robotic assisted surgical system that the Company believes represents a new generation of surgery. The da Vinci Surgical System consists of a surgeon’s console or consoles, a patient-side cart, a high performance vision system and proprietary “wristed” instruments. The da Vinci Surgical System translates the surgeon’s natural hand movements on instrument controls at the console into corresponding micro-movements of instruments positioned inside the patient through small puncture incisions, or ports. By placing computer-enhanced technology between the surgeon and the patient, the da Vinci Surgical system enables higher value surgical procedures to patients through increased effectiveness and reduced invasiveness.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2009 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed on January 29, 2010. The results of operations for the first six months of fiscal 2010 are not indicative of the results to be expected for the entire fiscal year or any future periods.

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

Had the new accounting guidance been applied to revenue at the beginning of 2009, the resultant revenue for the year ended December 31, 2009 would have been substantially the same. However, primarily due to the da Vinci Si upgrade offers made to certain first quarter 2009 customers, had the new accounting guidance been applied to the three and six months ended June 30, 2009, system revenue for the three months ended June 30, 2009 would have been approximately $3.8 million lower, while system revenue for the six months ended June 30, 2009 would have been approximately $3.1 million higher. Under the new accounting guidance, less of the discount associated with the da Vinci Si upgrades would have been allocated to the initial system sale.

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

NOTE 3. CASH, CASH EQUIVALENTS & INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents and investments as of June 30, 2010 and December 31, 2009 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Cash and cash equivalents:
Cash	$34.9	$—	$—	$34.9
Cash equivalents	385.1	—	—	385.1

Total cash and cash equivalents	$420.0	$—	$—	$420.0

Available for sale investments:
Short-term
Commercial paper	$54.6	$—	$—	$54.6
Municipal notes	73.6	0.5	—	74.1
U.S. corporate debt	181.0	0.9	(0.1)	181.8
U.S. treasuries	81.4	—	—	81.4
U.S. government agencies	121.3	0.3	—	121.6

Total short-term	$511.9	$1.7	$(0.1)	$513.5

Long-term
Municipal notes	$132.0	$0.9	$(4.4)	$128.5
U.S. corporate debt	248.0	2.3	(0.1)	250.2
U.S. treasuries	12.5	0.1	—	12.6
U.S. government agencies	228.3	0.7	—	229.0

Total long-term	$620.8	$4.0	$(4.5)	$620.3

Total cash, cash equivalents and available for sale investments	$1,552.7	$5.7	$(4.6)	$1,553.8
Other securities (included in short-term investments):
Trading securities, auction rate securities	$30.4	$—	$—	$30.4
Put option	4.0	—	—	4.0

Total cash, cash equivalents and investments:	$1,587.1	$5.7	$(4.6)	$1,588.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Cash and cash equivalents:
Cash	$28.6	$—	$—	$28.6
Cash equivalents	192.8	—	—	192.8

Total cash and cash equivalents	$221.4	$—	$—	$221.4

Available for sale investments:
Short-term
Commercial paper	$13.1	$—	$—	$13.1
Municipal notes	21.3	0.2	—	21.5
U.S. corporate debt	150.5	1.3	—	151.8
U.S. treasuries	31.6	0.2	—	31.8
U.S. government agencies	45.5	0.5	—	46.0

Total short-term	$262.0	$2.2	$—	$264.2

Long-term
Municipal notes	$161.0	$1.5	$(4.5)	$158.0
U.S. corporate debt	222.5	2.1	(0.1)	224.5
U.S. treasuries	29.5	—	(0.2)	29.3
U.S. government agencies	204.6	0.6	(0.4)	204.8

Total long-term	$617.6	$4.2	$(5.2)	$616.6

Total cash, cash equivalents and available for sale investments	$1,101.0	$6.4	$(5.2)	$1,102.2
Other securities (included in short-term investments):
Trading securities, auction rate securities	$62.2	$—	$—	$62.2
Put option	7.6	—	—	7.6

Total cash, cash equivalents and investments	$1,170.8	$6.4	$(5.2)	$1,172.0

The following table summarizes the maturities of the Company’s cash equivalents and available-for-sale investments at June 30, 2010 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$897.0	$898.6
Mature in one to five years	597.9	601.8
Mature in more than five years	22.9	18.5

Total	$1,517.8	$1,518.9

During the three and six months ended June 30, 2010 and 2009, realized gains or losses recognized on the sale of investments were not significant. As of June 30, 2010 and December 31, 2009, net unrealized gains on available-for-sale securities, net of tax, of $0.9 million were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At June 30, 2010, the majority of the Company’s gross unrealized losses were from auction-rate securities (ARS). The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investment’s fair value has been less than the cost basis; the financial condition and near-term prospects of the investee; extent of the loss related to credit of the issuer; the expected cash flows from the security; the Company’s intent to sell the security; and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets including cash equivalents, available-for-sale securities, trading securities and foreign currency derivatives at their fair value. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of June 30, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements at June 30, 2010 Using
Assets	Level 1	Level 2	Level 3	Total
Municipal notes - trading security	$—	$—	$30.4	$30.4
Put option	—	—	4.0	4.0
Available-for-sale securities
Money Market funds	313.6	—	—	313.6
U.S. treasuries	94.0	—	—	94.0
Commercial paper	—	122.7	—	122.7
Corporate debt	—	432.0	—	432.0
U.S. government agencies	—	354.0	—	354.0
Municipal notes	—	184.1	18.5	202.6

Total available-for-sale securities	407.6	1,092.8	18.5	1,518.9

Foreign Currency Derivatives	—	2.4	—	2.4

Total assets measured at fair value	$407.6	$1,095.2	$52.9	$1,555.7

	Fair Value Measurements at December 31, 2009 Using
Assets	Level 1	Level 2	Level 3	Total
Municipal notes - trading security	$—	$—	$62.2	$62.2
Put option	—	—	7.6	7.6
Available-for-sale securities
Money Market funds	175.7	—	—	175.7
U.S. treasuries	61.1	—	—	61.1
Commercial paper	—	27.4	—	27.4
Corporate debt	—	379.0	—	379.0
U.S. government agencies	—	250.9	—	250.9
Municipal notes	—	160.4	19.1	179.5

Total available-for-sale securities	236.8	817.7	19.1	1,073.6

Total assets measured at fair value	$236.8	$817.7	$88.9	$1,143.4

Liabilities
Foreign Currency Derivatives	$—	$0.4	$—	$0.4

Total liabilities measured at fair value	$—	$0.4	$—	$0.4

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS	Total
Balance at January 1, 2010	$7.6	81.3	88.9
Sales/Maturities	—	(8.1)	(8.1)
Total gains or (losses):
Included in other comprehensive income (loss)	—	0.2	0.2
Included in earnings	(0.4)	0.4	—

Balance at March 31, 2010	7.2	73.8	81.0
Sales/Maturities	—	(28.0)	(28.0)
Total gains or (losses):
Included in other comprehensive income (loss)	—	(0.1)	(0.1)
Included in earnings	(3.2)	3.2	—

Balance at June 30, 2010	$4.0	48.9	52.9

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. There have been no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2010. Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. The auctions for these securities have continued to fail since February 2008. These investments are not currently trading and therefore do not have a readily determinable fair value. Pursuant to the terms of the UBS Rights Offering, on June 30, 2010 the Company exercised its right to sell all ARS subject to the Rights Offering to UBS at par value. As of June 30 2010, the Company had $34.4 million par value of ARS with UBS. Subsequently, the Company received the full par value in cash on July 1, 2010.

Foreign currency derivative

On a monthly basis, the Company enters into foreign currency forward contracts with one to seven month terms. It does not purchase derivatives for trading purposes. As of June 30, 2010, the Company had entered into €18.5 million and £1.4 million of foreign currency forward contracts to hedge non-functional currency net monetary assets.

The fair value of derivative instruments in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2010 was approximately $2.4 million in assets. For the three and six months ended June 30, 2010, $1.9 million and $2.5 million of accumulated hedging gains were reclassified from other comprehensive income to revenue related to the impact of derivative instruments designated as cash flow hedges. The amounts recognized in revenue for the three and six months ended June 30, 2009 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the three and six months ended June 30, 2010. Interest and other income, net for the three and six months ended June 30, 2010 includes approximately $1.9 million and $4.1 million, respectively, of income related to derivative instruments, including those used to hedge against balance sheet foreign currency exposures. These amounts were offset by approximately $2.2 million and $4.9 million of losses related to the remeasurement of balance sheet foreign currency exposures for the three and six months ended June 30, 2010, respectively. The Company recognized a loss of approximately $1.4 million for derivative instruments used to hedge against balance sheet foreign currency exposure during the three months ended June 30, 2009 and the recognized loss was not significant during the six months ended June 30, 2009. These amounts were offset by approximately $1.6 million of gains related to the remeasurement of balance sheet foreign currency exposures for the three months ended June 30, 2009 and the impact related to the six months ended June 30, 2009 was not significant.

NOTE 5. INVENTORY

The following table provides details of selected balance sheet items (in millions):

	June 30, 2010	December 31, 2009
Inventory
Raw materials	$17.2	$16.3
Work-in-process	4.8	2.5
Finished goods	52.0	38.8

Total	$74.0	$57.6

NOTE 6. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$88.7	$62.4	$174.0	$90.5
Foreign currency translation gains (losses)	(0.4)	0.3	(0.6)	0.1
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative instruments	1.1	(1.1)	3.1	(0.7)
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	(2.2)	0.6	(3.1)	0.4
Unrealized gains (losses) on available-for-sale securities, net of tax:
Unrealized gains arising during the period	—	1.9	—	3.9

Total other comprehensive income	$87.2	$64.1	$173.4	$94.2

The components of accumulated other comprehensive income are as follows (in millions):

	June 30, 2010	December 31, 2009
Foreign currency translation gains (losses)	$(0.2)	$0.4
Accumulated net unrealized gains on available-for-sale securities, net of tax	0.9	0.9

Total accumulated other comprehensive income	$0.7	$1.3

NOTE 7. STOCK-BASED COMPENSATION

Stock Option Plans

2010 Incentive Award Plan

In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”), which authorized approximately 1.3 million shares of common stock for issuance. Under this plan, the Company issues nonqualified stock options (“NSOs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. Options generally vest 12.5% upon completion of 6 months service and 1/48th per month thereafter; however, options may have different vesting terms as determined by the Compensation Committee. The plan expires in 2020.

A summary of stock option activity under the 2000 Equity Incentive Plan, the 2000 Non-Employee Directors’ Plan, the 2009 Employment Commencement Incentive Plan and the 2010 Plan for the six months ended June 30, 2010 is presented as follows (in millions, except per share amounts):

	Shares Available for Grant	Stock Options Outstanding
		Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2009	8.9	4.6	$157.25
Options authorized	1.3	—	—
Options granted	(1.3)	1.3	333.50
Options exercised	—	(0.8)	141.23
Options forfeited/expired (1)	(7.3)	(0.1)	209.37

Balance at June 30, 2010	1.6	5.0	$202.91

(1)	Primarily related to the expiration of the 2000 Equity Incentive Plan.

As of June 30, 2010, 2.0 million shares of options were exercisable at a weighted-average price of $146.07 per share.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased 82,948 shares for $7.7 million and 55,185 shares for $4.7 million during the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales - products	$2.4	$1.9	$4.5	$3.7
Cost of sales - services	2.2	1.7	4.1	3.2

Total cost of sales	4.6	3.6	8.6	6.9
Selling, general and administrative	20.0	15.5	37.8	29.9
Research and development	5.7	5.5	10.7	10.5

Stock-based compensation expense before income taxes	30.3	24.6	57.1	47.3
Income tax effect	8.3	6.8	15.9	14.1

Stock-based compensation expense after income tax effect	$22.0	$17.8	$41.2	$33.2

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Options
Average risk free interest rate	2.33%	2.10%	2.33%	1.68%
Average expected term (years)	4.6	5.1	4.8	5.3
Average expected volatility	37%	51%	35%	56%
Weighted average fair value at grant date	$115.53	$62.26	$111.69	$55.18
Total stock-based compensation expense (in millions)	$28.3	$23.0	$53.2	$44.2

ESPP
Average risk free interest rate			0.49%	0.58%
Average expected term (years)			1.3	1.3
Average expected volatility			35%	65%
Weighted average fair value at grant date			$99.34	$43.94
Total stock-based compensation expense (in millions)	$2.0	$1.6	$3.9	$3.1

There were no new ESPP offerings during the three months ended June 30, 2010 and 2009.

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

Income tax expense for the three months ended June 30, 2010 was $55.5 million, or 38.5% of pre-tax income, compared with $42.3 million, or 40.4% of pre-tax income for the three months ended June 30, 2009. Income tax expense for the six months ended June 30, 2010 was $104.0 million, or 37.4% of pre-tax income, compared with $64.2 million, or 41.5% of pre-tax income for the six months ended June 30, 2009. The effective tax rate for the three and six months ended June 30, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate.

The Company intends these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for the three and six months ended June 30, 2009 differs from the federal statutory rate primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The state income taxes for the six months ended June 30, 2009 included a discrete increase of approximately 1.0% resulting from re-measurement of long term deferred tax assets due to a California law change enacted in February 2009.

As of June 30, 2010, the Company has total gross unrecognized tax benefits of approximately $75.4 million compared with approximately $70.0 million as of December 31, 2009, representing an increase of approximately $5.4 million for the six months ended June 30, 2010. Of the total gross unrecognized tax benefits, $71.1 million and $65.7 million as of June 30, 2010 and December 31, 2009, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $4.2 million and $3.3 million, respectively, as of June 30, 2010 and December 31, 2009.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$88.7	$62.4	$174.0	$90.5
Basic:
Weighted-average shares outstanding	39.3	37.9	39.1	38.4

Basic net income per share	2.26	1.65	4.45	$2.36

Diluted:
Weighted-average shares outstanding used in basic calculation	39.3	37.9	39.1	38.4
Add common stock equivalents	1.2	0.7	1.3	0.5

Weighted-average shares used in computing diluted net income per share	40.5	38.6	40.4	38.9

Diluted net income per share	$2.19	$1.62	$4.31	$2.32

Employee stock options to purchase approximately 1.4 million and 2.9 million weighted shares for the three months ended June 30, 2010 and 2009, respectively, and 1.1 million and 3.0 million weighted shares for the six months ended June 30, 2010 and 2009, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of the global and regional economic conditions and related credit markets and related impact on health care spending; health care reform legislation in the United States and its implications on hospital spending, reimbursement and fees which will be levied on certain medical device companies; timing and success of product development and market acceptance of developed products; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates; unanticipated manufacturing disruptions; delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products; the results of the year-end audit and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories, and service revenue. The da Vinci Surgical System generally sells for $1.0 million to $2.3 million, depending on configuration and geography, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers purchase our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories will either expire or wear out as they are used in surgery and will need to be replaced as they are consumed. We generate additional recurring revenue from ongoing system service. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $180,000 per year, depending on the configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, robotic surgery volume has increased and our established base of da Vinci Surgical Systems has grown. Recurring revenue has grown at an equal or faster rate than system revenue. Recurring revenue increased from $276.4 million, or 46% of total revenue in 2007, to $419.6 million, or 48% of total revenue in 2008 to $561.7 million, or 53% of total revenue in 2009. Recurring revenue for the three months ended June 30, 2010 was $182.9 million or 52% of total revenue and for the six months ended June 30, 2010 was $356.2 million, or 52% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 1,571 at June 30, 2010, compared with 1,242 at June 30, 2009 and 1,482 at March 31, 2010.

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

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. During the three months ended March 31, 2010 and six months ended June 30, 2010, we sold seven and eight da Vinci S Systems, respectively, in Japan. These sales were primarily made to early adopters in Japan who were anticipating our Shonin approval. We are currently focusing our efforts on obtaining the appropriate reimbursement for da Vinci procedures in Japan. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand of our products could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to meet government requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan.

2010 Business Events and Trends

Economic Environment. During the first half of 2009, the world-wide economic recession curtailed hospital demand for capital purchases of our da Vinci Surgical Systems. Driven by the U.S. market, demand for our da Vinci Surgical Systems improved towards the end of 2009 and into 2010. The 212 total da Vinci Surgical Systems sold in the six months ended June 30, 2010 exceeded those sold during the same period of 2009 by 70 systems. The increase was primarily in the United States. However, the macro-economic environment in Europe has constrained capital spending such that system sales in the six months ended June 30, 2010 were 25 compared with 30 for the six months ended June 30, 2009 despite significant procedure growth.

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

Market acceptance of the da Vinci Si Surgical System has been positive since its market introduction in the second quarter of 2009. In the second quarter of 2010, 89 out of 108 systems sold were da Vinci Si Surgical Systems, representing approximately 82% of system sales.

Second Quarter 2010 Financial Highlights

•	Second quarter 2010 surgical procedures performed with the da Vinci Surgical System grew by approximately 36% compared to the second quarter of 2009.

•	Second quarter 2010 da Vinci Hysterectomy (dVH) procedure volume surpassed da Vinci Prostatectomy (dVP) volume, becoming the highest volume da Vinci surgery procedure.

•

Total revenue increased to $350.7 million from $260.6 million during the second quarter of 2010. Second quarter 2009 total revenue included recognition of $13.8 million of $20.1 million of revenue deferred in the first quarter of 2009 related to da Vinci Si system upgrade offers made.

•

Recurring revenue increased to $182.9 million from $137.1 million during the second quarter of 2010. Second quarter 2009 recurring revenue included recognition of $1.4 million of $2.1 million of revenue deferred in the first quarter of 2009 related to da Vinci Si system upgrade offers made.

•

Instruments and accessories revenue increased to $127.5 million from $95.8 million during the second quarter of 2010. Second quarter 2009 instruments and accessories revenue included recognition of $1.4 million of $2.1 million of revenue deferred in the first quarter of 2009 related to da Vinci Si system upgrade offers made.

•	We sold 108 da Vinci Surgical Systems during the second quarter of 2010 compared with 76 in the second quarter of 2009.

•

System revenue was $167.8 million compared with $123.5 million during the second quarter of 2009. Second quarter 2009 system revenue included recognition of $12.4 million of $18.0 million of revenue deferred in the first quarter of 2009 related to da Vinci Si system upgrade offers made.

•	As of June 30, 2010, we had a da Vinci Surgical System installed base of 1,571 systems, 1,160 in the United States, 276 in Europe, and 135 in the rest of the world.

•	We added 119 employees during the second quarter of 2010, primarily in field sales and product operations functions, bringing our total headcount to 1,476 at June 30, 2010.

•

Operating income was $139.7 million compared to $99.5 million during the second quarter of 2009. Second quarter 2009 operating income included recognition of $13.8 million of $20.1 million related to revenue deferred in the first quarter of 2009 for da Vinci Si system upgrade revenue offers made. Operating income included $30.3 million and $24.6 million during the second quarter of 2010 and 2009, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•	We ended the second quarter of 2010 with $1,588.2 million in cash and investments. Cash and investments increased by $192.7 million during the second quarter of 2010.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions):

	Three months Ended June 30,				Six months Ended June 30,
	2010	% of total revenue	2009	% of total revenue	2010	% of total revenue	2009	% of total revenue
Revenue:
Products	$295.3	84%	$219.3	84%	$573.3	84%	$368.4	82%
Services	55.4	16%	41.3	16%	106.0	16%	80.6	18%

Total revenue	350.7	100%	260.6	100%	679.3	100%	449.0	100%

Cost of revenue:
Products	72.7	21%	55.5	21%	140.7	21%	100.8	22%
Services	21.2	6%	14.9	6%	41.3	6%	29.3	7%

Total cost of revenue	93.9	27%	70.4	27%	182.0	27%	130.1	29%

Products gross profit	222.6	63%	163.8	63%	432.6	63%	267.6	60%
Services gross profit	34.2	10%	26.4	10%	64.7	10%	51.3	11%

Gross profit	256.8	73%	190.2	73%	497.3	73%	318.9	71%

Operating expenses:
Selling, general, and administrative	88.6	25%	67.3	26%	171.4	25%	129.7	29%
Research and development	28.5	8%	23.4	9%	56.5	8%	44.7	10%

Total operating expenses	117.1	33%	90.7	35%	227.9	34%	174.4	39%

Income from operations	139.7	40%	99.5	38%	269.4	40%	144.5	32%
Interest and other income, net	4.5	1%	5.2	2%	8.6	1%	10.2	2%

Income before taxes	144.2	41%	104.7	40%	278.0	41%	154.7	34%
Income tax expense	55.5	16%	42.3	16%	104.0	15%	64.2	14%

Net income	$88.7	25%	$62.4	24%	$174.0	26%	$90.5	20%

Total Revenue

Total revenue was $350.7 million for the three months ended June 30, 2010 compared to $260.6 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenue increased to $679.3 million from $449.0 million for the six months ended June 30, 2009. Second quarter 2009 total revenue was impacted by recognition of $13.8 million of the $20.1 million of revenue deferred in the first quarter of 2009 related to da Vinci Si system upgrade revenue offers made. Total revenue in the first half of 2009 excluded the remaining unrecognized $6.3 million of revenue in connection with the upgrade offers described above. Revenue growth for the first half of 2010 was driven by the continued adoption of da Vinci surgery, driving higher system and recurring revenue. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. dVH and dVP are our two largest procedures, representing more than 70% of our total procedures over the past several years. An increasing body of peer review literature has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomy in the critical categories of cancer removal, continence, and sexual potency. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which includes increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 82% and 81% of total revenue for the three and six month periods ended June 30, 2010, respectively, and 78% and 77% of total revenue for the three and six month periods ended June 30, 2009, respectively. We believe domestic revenue accounts for the large majority of total revenue primarily due to the ability of patients to choose their provider and method of treatment. The increase in second quarter and first half 2010 revenue in the United States relative to the rest of the world reflects increased hospital capital spending in the United States and decreased spending in Europe due to the economic environment, compared to the second quarter and first half of 2009.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and six month periods ended June 30, 2010 and 2009 (in millions, except percentages and unit sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Instruments and accessories	$127.5	$95.8	$250.2	$175.4
Systems	167.8	123.5	323.1	193.0

Total product revenue	295.3	219.3	573.3	368.4
Services	55.4	41.3	106.0	80.6

Total revenue	$350.7	$260.6	$679.3	$449.0

Recurring revenue	$182.9	$137.1	$356.2	$256.0

% of total revenue	52%	53%	52%	57%
Domestic	$287.7	$202.8	$547.9	$344.7
International	63.0	57.8	131.4	104.3

Total revenue	$350.7	$260.6	$679.3	$449.0

% of Revenue - Domestic	82%	78%	81%	77%
% of Revenue - International	18%	22%	19%	23%

Domestic Unit Sales	86	56	166	100
International Unit Sales	22	20	46	42

Total Unit Sales	108	76	212	142

Product Revenue

Product revenue was $295.3 million for the three months ended June 30, 2010 compared with $219.3 million for the three months ended June 30, 2009. Second quarter 2009 product revenue included recognition of $13.8 million of $20.1 million of revenue deferred in the first quarter of 2009 associated with da Vinci Si launch described above.

Instruments and accessories revenue increased to $127.5 million for the three months ended June 30, 2010 compared with $95.8 million for the three months ended June 30, 2009. Instruments and accessories revenue for the three months ended June 30, 2009 included recognition of $1.4 million of $2.1 million of camera accessories revenue associated with the da Vinci Si launch described above. The increase in revenue was driven by an increase in procedures performed and increased stocking orders associated with increased system sales. Procedure growth was primarily driven by hysterectomy adoption.

Systems revenue increased to $167.8 million during the three months ended June 30, 2010 from $123.5 million during the three months ended June 30, 2009 primarily due to 32 more systems sold, more second quarter 2010 system upgrade revenue, and higher average selling prices (ASPs) resulting from a higher percentage of the higher-priced single and dual console da Vinci Si Surgical Systems in the systems product mix. Second quarter 2009 systems revenue includes $12.4 million recognition of $18.0 million of system revenue deferred in the first quarter 2009 system revenue associated with da Vinci Si upgrade offers. We sold 108 da Vinci Surgical Systems during the three months ended June 30, 2010, compared with 76 in the same period last year. 89 of the 108 systems sold during the second quarter of 2010 were the da Vinci Si Surgical Systems, of which 15 systems were dual console configurations. We had 19 standard da Vinci Surgical Systems traded in during the three months ended June 30, 2010, compared with 5 standard systems traded in during the same period last year.

Product revenue was $573.3 million for the six months ended June 30, 2010 compared with $368.4 million for the six months ended June 30, 2009. Product revenue in the first half of 2009 excluded the remaining unrecognized $6.3 million of revenue deferred in connection with the da Vinci Si Surgical launch described above.

Instruments and accessories revenue increased to $250.2 million for the six months ended June 30, 2010 compared with $175.4 million for the six months ended June 30, 2009. Instruments and accessories revenue for the first half of 2009 excluded the remaining unrecognized $0.7 million of revenue deferrals in connection with the da Vinci Si launch described above. The increase for the six months ended June 30, 2010 resulted from the same factors as the three months ended June 30, 2010.

Systems revenue was $323.1 million during the six months ended June 30, 2010 compared with $193.0 million during the six months ended June 30, 2009. The increase was primarily due to 70 more systems sold, more system upgrade revenue during the first half of 2010, and higher average selling prices (ASPs) resulting from a higher percentage of the higher-priced single and dual console da Vinci Si Surgical Systems in the systems product mix. Systems revenue during the first half of 2009 excluded the remaining unrecognized $5.6 million of $18.0 million associated with da Vinci Si upgrade offers. We sold 212 da Vinci Surgical Systems during the first half of 2010, compared with 142 in the same period last year. 169 of the 212 systems sold during the first half of 2010 were the da Vinci Si Surgical Systems, of which 30 systems were dual console configurations. We had 36 standard da Vinci Surgical Systems traded in during the six months ended June 30, 2010, compared with 11 standard systems traded in during the same period last year.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 34% to $55.4 million for the three months ended June 30, 2010 compared with $41.3 million for the three months ended June 30, 2009. We typically enter into system service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for second quarter of 2010 was primarily driven by a larger base of da Vinci Surgical Systems producing contract service revenue. There were approximately 1,482 and 1,171 systems installed, entering the second quarter of 2010 and 2009, respectively.

Service revenue increased 32% to $106.0 million for the six months ended June 30, 2010 compared with $80.6 million for the six months ended June 30, 2009. Higher service revenue during the first six months of 2010 was primarily driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit for the three months ended June 30, 2010 increased 36% to $222.6 million, or 75.4% of product revenue, compared with $163.8 million, or 74.7% of product revenue, for the three months ended June 30, 2009. Product gross profit for the six months ended June 30, 2010 increased 62% to $432.6 million, or 75.4% of product revenue, compared with $267.6 million, or 72.6% of product revenue, for the six months ended June 30, 2009. The higher product gross profit was driven by higher 2010 product revenue, as described above. The higher product gross profit percentage for the three and six months ended June 30, 2010 was driven by higher first and second quarter 2010 system ASPs, system and instrument material cost reductions, and leveraging manufacturing overhead across higher revenue.

Service gross profit for the three months ended June 30, 2010 increased 30% to $34.2 million, or 61.7% of service revenue, compared with $26.4 million, or 63.9% of service revenue, for the three months ended June 30, 2009. Service gross profit for the six months ended June 30, 2010 increased 26% to $64.7 million, or 61.0% of service revenue, compared with $51.3 million, or 63.6% of service revenue, for the six months ended June 30, 2009. The higher 2010 service gross profit was driven by higher service revenue as described above. The lower 2010 gross service profit percentage was primarily driven by increased service costs per system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2010 increased 32% to $88.6 million compared with $67.3 million for the three months ended June 30, 2009. Selling, general and administrative expenses for the six months ended June 30, 2010 increased 32% to $171.4 million compared with $129.7 million for the six months ended June 30, 2009. The increases were due to organizational growth to support our expanding business, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses were approximately $20.0 million and $37.8 million for the three and six months ended June 30, 2010, compared with $15.5 million and $29.9 million during the three and six months ended June 30, 2009, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended June 30, 2010 increased 21% to $28.5 million compared with $23.4 million for the three months ended June 30, 2009. Research and development expenses for the six months ended June 30, 2010 increased 26% to $56.5 million compared with $44.7 million for the six months ended June 30, 2009. The increases were due to the growth in our research and development organization and higher prototype costs. Amortization expense related to purchased intellectual property during the quarter ended June 30, 2010 was $3.7 million compared to $3.8 million during the quarter ended June 30, 2009. Amortization expense related to purchased intellectual property during the six months ended June 30, 2010 was $7.3 million compared to $7.2 million during the six months ended June 30, 2009. Stock-based compensation expense increased to approximately $5.7 million and $10.7 million for the three and six months ended June 30, 2010, compared with $5.5 million and $10.5 million during the three and six months ended June 30, 2009. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net for the three months ended June 30, 2010 was $4.5 million compared with $5.2 million for the three months ended June 30, 2009. Interest and other income, net for the six months ended June 30, 2010 was $8.6 million, which was $1.6 million less than the $10.2 million recorded for the six months ended June 30, 2009. The change was primarily due to lower interest rates earned on higher cash and investment balances in 2010, and partially offset by lower foreign exchange losses for 2010.

Income Tax Expense

We record provision for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest related to uncertain tax positions in income tax expense.

Income tax expense for the three months ended June 30, 2010 was $55.5 million, or 38.5% of pre-tax income, compared with $42.3 million, or 40.4% of pre-tax income for the three months ended June 30, 2009. Income tax expense for the six months ended June 30, 2010 was $104.0 million, or 37.4% of pre-tax income, compared with $64.2 million, or 41.5% of pre-tax income for the six months ended June 30, 2009. The effective tax rate for the three and six months ended June 30, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate. As a result of the macro-economic environment in Europe, we now estimate U.S. pretax income will represent a greater portion of our total pretax income than we estimated at the end of the first quarter. As a result, we are now estimating our annual effective tax rate for 2010 will be approximately 37% versus the 36% estimated at the end of the first quarter. We intend these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for the three and six months ended June 30, 2009 differs from the federal statutory rate primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions. The state income taxes for the six month period ended June 30, 2009 included a discrete increase of approximately 1.0% resulting from re-measurement of long term deferred tax assets due to a California law change enacted in February 2009.

As of June 30, 2010, we had total gross unrecognized tax benefits of approximately $75.4 million compared with approximately $70.0 million as of December 31, 2009, representing an increase of approximately $5.4 million for the six months ended June 30, 2010. Of the total gross unrecognized tax benefits, $71.1 million and $65.7 million as of June 30, 2010 and December 31, 2009, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $4.2 million and $3.3 million, respectively, as of June 30, 2010 and December 31, 2009.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $1,172 million at December 31, 2009 to $1,588 million at June 30, 2010. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data (unaudited)

	Six Months Ended June 30,
	2010	2009
	(in millions)
Net cash provided by (used in)
Operating activities	$291.1	$173.1
Investing activities	(254.2)	(57.4)
Financing activities	162.8	(137.0)
Effect of exchange rates on cash and cash equivalents	(1.1)	0.1

Net increase (decrease) in cash and cash equivalents	$198.6	$(21.2)

Operating Activities

For the six months ended June 30, 2010, cash flow from operating activities of $291.1 million exceeded our net income of $174.0 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $70.6 million during the six months ended June 30, 2010.

2.	Cash used in working capital and other assets during the six months ended June 30, 2010 was approximately $46.5 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable decreased by $10.7 million or 5% during the six months ended June 30, 2010 reflecting timing of system sales. Inventory increased by $16.4 million or 28% during the six months ended June 30, 2010 reflecting below optimal quantities at December 31, 2009. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $43.1 million or approximately 25% during the six months ended June 30, 2010 primarily due to taxes payable later this year and timing of vendor payments during the six months ended June 30, 2010.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2010 and 2009 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $217.7 million and $17.1 million respectively, and, capital expenditures and acquisitions of intellectual property of $36.5 million and $40.3 million respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $115.9 million. Net cash used in financing activities during the six months ended June 30, 2009 consisted primarily of payment of $150.0 million for the repurchase of 1.4 million shares of our common stock, offset by proceeds from stock option exercises and employee stock purchases of $12.0 million.

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

There have been no material changes in our market risk during the six months ended June 30, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.3	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.1	Intuitive Surgical Inc. 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2010).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: July 22, 2010