Form 10-Q
period 2010-09-30
INTUITIVE SURGICAL INC
filed 2010-10-20
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The Registrant had 39,293,400 shares of Common Stock, $0.001 par value per share, outstanding as of October 8, 2010.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$382.0	$221.4
Short-term investments	598.9	334.0
Accounts receivable, net	207.9	205.4
Inventory	85.0	57.6
Prepaids and other assets	20.3	20.9
Deferred tax assets	7.4	7.3

Total current assets	1,301.5	846.6
Property, plant and equipment, net	156.6	125.7
Long-term investments	639.7	616.6
Long-term deferred tax assets	65.2	53.4
Intangible assets, net	70.6	56.2
Goodwill	116.9	110.7
Other assets	1.3	0.5

Total assets	$2,351.8	$1,809.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35.7	$27.6
Accrued compensation and employee benefits	47.2	49.8
Deferred revenue	116.8	99.4
Other accrued liabilities	67.6	26.0

Total current liabilities	267.3	202.8
Long-term liabilities	76.2	69.6

Total liabilities	343.5	272.4

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.3 and 38.5 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	1,287.5	1,024.3
Retained earnings	720.1	511.7
Accumulated other comprehensive income	0.7	1.3

Total stockholders’ equity	2,008.3	1,537.3

Total liabilities and stockholders’ equity	$2,351.8	$1,809.7

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$287.1	$236.3	$860.4	$604.7
Service	57.3	43.8	163.3	124.4

Total revenue	344.4	280.1	1,023.7	729.1
Cost of revenue:
Product	72.8	65.3	213.5	166.1
Service	21.0	15.8	62.3	45.1

Total cost of revenue	93.8	81.1	275.8	211.2

Gross profit	250.6	199.0	747.9	517.9

Operating expenses:
Selling, general, and administrative	91.6	69.9	263.0	199.6
Research and development	26.9	24.6	83.4	69.3

Total operating expenses	118.5	94.5	346.4	268.9

Income from operations	132.1	104.5	401.5	249.0
Interest and other income, net	5.0	4.3	13.6	14.5

Income before taxes	137.1	108.8	415.1	263.5
Income tax expense	50.5	44.3	154.5	108.5

Net income	$86.6	$64.5	$260.6	$155.0

Earnings per share:
Basic	$2.20	$1.69	$6.65	$4.05

Diluted	$2.14	$1.64	$6.45	$3.97

Shares used in computing earnings per share:
Basic	39.4	38.1	39.2	38.3

Diluted	40.5	39.2	40.4	39.0

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income	$260.6	$155.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.4	14.2
Amortization of intangible assets	12.2	11.7
Deferred income taxes	(11.8)	(15.5)
Income tax benefits from employee stock option plans	49.5	8.7
Excess tax benefit from stock-based compensation	(56.3)	(9.2)
Share-based compensation expense	87.5	71.9
Changes in operating assets and liabilities:
Accounts receivable	(2.4)	(16.4)
Inventory	(27.4)	6.8
Prepaids and other assets	(0.3)	(6.9)
Accounts payable	8.2	4.4
Deferred revenue	17.2	12.4
Other accrued liabilities	49.7	32.3

Net cash provided by operating activities	404.1	269.4

Investing Activities:
Purchase of investments	(1,032.2)	(523.2)
Proceeds from sales and maturities of investments	745.4	417.7
Purchase of property and equipment and acquisition of intellectual property	(86.6)	(45.7)

Net cash used in investing activities	(373.4)	(151.2)

Financing Activities:
Proceeds from issuance of common stock, net	132.9	33.7
Excess tax benefit from stock-based compensation	56.3	9.2
Repurchase and retirement of common stock	(58.9)	(150.0)

Net cash provided by (used in) financing activities	130.3	(107.1)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.4

Net increase in cash and cash equivalents	160.6	11.5
Cash and cash equivalents, beginning of period	221.4	194.6

Cash and cash equivalents, end of period	$382.0	$206.1

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical,” “Intuitive,” and the “Company” refer to Intuitive Surgical, Inc and its wholly-owned subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2009 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed on January 29, 2010. The results of operations for the first nine months of fiscal 2010 are not indicative of the results to be expected for the entire fiscal year or any future periods.

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

Had the new accounting guidance been applied to revenue at the beginning of 2009, the resultant revenue for the year ended December 31, 2009 would have been substantially the same. Had the new accounting guidance been applied to the three and nine months ended September 30, 2009, system revenue for the three months ended September 30, 2009 would have been approximately $1.5 million lower, while system revenue for the nine months ended September 30, 2009 would have been approximately $1.6 million higher.

Fair Value Measurements Disclosures

Effective January 1, 2010, the Company adopted revised guidance intended to improve disclosures related to fair value measurements, issued by FASB. This guidance requires us to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements information of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires us to provide certain disaggregated information on the fair value of financial assets and requires us to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of our Level 2 and Level 3 financial assets. The Company’s policy is to recognize transfers into or out of levels as of the actual date of the event or change in circumstances that caused the transfer.

NOTE 3. INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents and investments as of September 30, 2010 and December 31, 2009 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
Cash and cash equivalents:
Cash	$35.0	$—	$—	$35.0
Cash equivalents	347.0	—	—	347.0

Total cash and cash equivalents	$382.0	$—	$—	$382.0

Available for sale investments:
Short-term
Commercial paper	$62.5	$—	$—	$62.5
Municipal notes	110.7	0.5	—	111.2
U.S. corporate debt	164.9	0.8	—	165.7
U.S. treasuries	103.3	—	—	103.3
U.S. government agencies	155.9	0.3	—	156.2

Total short-term	$597.3	$1.6	$—	$598.9

Long-term
Municipal notes	$109.8	$0.6	$(4.3)	$106.1
U.S. corporate debt	327.8	4.1	—	331.9
U.S. treasuries	16.0	0.2	—	16.2
U.S. government agencies	169.0	0.6	—	169.6
Non-U.S. government securities	15.7	0.2	—	15.9

Total long-term	$638.3	$5.7	$(4.3)	$639.7

Total cash, cash equivalents and available for sale investments:	$1,617.6	$7.3	$(4.3)	$1,620.6

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Cash and cash equivalents:
Cash	$28.6	$—	$—	$28.6
Cash equivalents	192.8	—	—	192.8

Total cash and cash equivalents	$221.4	$—	$—	$221.4

Available for sale investments:
Short-term
Commercial paper	$13.1	$—	$—	$13.1
Municipal notes	21.3	0.2	—	21.5
U.S. corporate debt	150.5	1.3	—	151.8
U.S. treasuries	31.6	0.2	—	31.8
U.S. government agencies	45.5	0.5	—	46.0

Total short-term	$262.0	$2.2	$—	$264.2

Long-term
Municipal notes	$161.0	$1.5	$(4.5)	$158.0
U.S. corporate debt	222.5	2.1	(0.1)	224.5
U.S. treasuries	29.5	—	(0.2)	29.3
U.S. government agencies	204.6	0.6	(0.4)	204.8

Total long-term	$617.6	$4.2	$(5.2)	$616.6

Total cash, cash equivalents and available for sale investments	$1,101.0	$6.4	$(5.2)	$1,102.2
Other securities (included in short-term investments):
Trading securities, auction rate securities	$62.2	$—	$—	$62.2
Put option	7.6	—	—	7.6

Total cash, cash equivalents and investments	$1,170.8	$6.4	$(5.2)	$1,172.0

The following table summarizes the maturities of the Company’s cash equivalents and available-for-sale investments at September 30, 2010 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$944.2	$945.9
Mature in one to five years	615.5	621.1
Mature in more than five years	22.9	18.6

Total	$1,582.6	$1,585.6

During the three and nine months ended September 30, 2010 and 2009, realized gains or losses recognized on the sale of investments were not significant. As of September 30, 2010 and December 31, 2009, net unrealized gains on available-for-sale securities, net of tax, of $2.1 million and $0.9 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At September 30, 2010, the majority of the Company’s gross unrealized losses were from auction-rate securities (ARS). The Company determined these unrealized losses to be temporary and recorded no other-than-temporary impairments. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis; the financial condition and near-term prospects of the investee; extent of the loss related to credit of the issuer; the expected cash flows from the security; the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of September 30, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements at September 30, 2010 Using
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Money Market funds	$248.6	$—	$—	$248.6
U.S. treasuries	119.5	—	—	119.5
Commercial paper	—	150.8	—	150.8
Corporate debt	—	497.6	—	497.6
U.S. government agencies	—	335.9	—	335.9
Non-U.S. government agencies	—	15.9	—	15.9
Municipal notes	—	198.7	18.6	217.3

Total assets measured at fair value	$368.1	$1,198.9	$18.6	$1,585.6

Liabilities
Foreign Currency Derivatives	$—	$2.8	$—	$2.8

Total liabilities measured at fair value	$—	$2.8	$—	$2.8

	Fair Value Measurements at December 31, 2009 Using
Assets	Level 1	Level 2	Level 3	Total
Municipal notes - trading security	$—	$—	$62.2	$62.2
Put option	—	—	7.6	7.6
Available-for-sale securities
Money Market funds	175.7	—	—	175.7
U.S. treasuries	61.1	—	—	61.1
Commercial paper	—	27.4	—	27.4
Corporate debt	—	379.0	—	379.0
U.S. government agencies	—	250.9	—	250.9
Municipal notes	—	160.4	19.1	179.5

Total available-for-sale securities	236.8	817.7	19.1	1,073.6

Total assets measured at fair value	$236.8	$817.7	$88.9	$1,143.4

Liabilities
Foreign Currency Derivatives	$—	$0.4	$—	$0.4

Total liabilities measured at fair value	$—	$0.4	$—	$0.4

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3) (in millions):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS	Total
Balance at January 1, 2010	$7.6	$81.3	$88.9
Sales/Maturities	—	(8.1)	(8.1)
Total gains or (losses):
Included in other comprehensive income (loss)	—	0.2	0.2
Included in earnings	(0.4)	0.4	—

Balance at March 31, 2010	7.2	73.8	81.0
Sales/Maturities	—	(28.0)	(28.0)
Total gains or (losses):
Included in other comprehensive income (loss)	—	(0.1)	(0.1)
Included in earnings	(3.2)	3.2	—

Balance at June 30, 2010	$4.0	$48.9	$52.9
Sales/Maturities	(4.0)	(30.4)	(34.4)
Total gains or (losses):
Included in other comprehensive income (loss)	—	0.1	0.1

Balance at September 30, 2010	$—	$18.6	$18.6

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. There have been no transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2010, and there were no changes in the Company’s valuation technique. Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. On June 30, 2010, pursuant to the terms of the UBS rights offering, the Company exercised its right to sell all ARS subject to the rights offering to UBS at the par value of $34.4 million. As a result on July 1, 2010, the Company received the full par value in cash from UBS.

The remainder of the Company’s ARS investment portfolio of $18.6 million, is reflected as long-term available-for-sale on the Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2010. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of September 30, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivative

The Company uses derivatives to partially offset its business exposure to foreign currency exchange risk. On a monthly basis, the Company enters into foreign currency forward contracts with one to seven month terms to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and on certain existing assets and liabilities. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue. The Company may also enter into foreign currency forward contracts to offset the foreign currency exchange gains and losses generated by re-measurement of certain assets and liabilities denominated in non-functional currencies. The hedging program is not designated for trading or speculative purposes.

The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the unaudited Condensed Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income (OCI) until the hedged item is recognized in earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into earnings through interest and other income, net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions.

Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings in interest and other income, net.

The fair value of derivative instruments in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 were approximately $2.8 million and $0.4 million in liabilities, respectively.

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the Euro and GBP.

As of September 30, 2010, the Company had the notional amount of €11.3 million and £0 outstanding currency forward contracts that were entered into to hedge Euro and GBP dominated sales, compared to €19.5 million and £3.9 million at December 31, 2009. The amounts reclassified to revenue as the related hedged transactions were recognized for the three and nine months ended September 30, 2010 and 2009 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the three and nine months ended September 30, 2010 and 2009.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro or GBP.

As of September 30, 2010, the Company had the notional amount of €18.7 million and £1.4 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets, compared to €22.0 million and £4.5 million at December 31, 2009. For the three and nine months ended September 30, 2010, the Company had recognized losses of approximately $2.3 million and gains of approximately $2.5 million, respectively, in interest and other income, net related to derivative instruments used to hedge against balance sheet foreign currency exposures. These amounts were offset by approximately $2.9 million of net foreign exchange gains and $1.9 million of net foreign exchange losses for the three and nine months ended September 30, 2010, primarily related to the re-measurement of non-functional currency denominated net monetary assets. Impacts of derivative instruments not designated as hedges were not significant for the three and nine months ended September 30, 2009.

NOTE 5. INVENTORY

The following table provides details of selected balance sheet items (in millions):

	September 30, 2010	December 31, 2009
Inventory
Raw materials	$27.4	$16.3
Work-in-process	2.4	2.5
Finished goods	55.2	38.8

Total	$85.0	$57.6

NOTE 6. STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$86.6	$64.5	$260.6	$155.0
Foreign currency translation gains (losses)	0.4	0.2	(0.2)	0.3
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative instruments	(2.5)	(0.6)	0.6	(1.3)
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	0.9	0.3	(2.2)	0.7
Unrealized gains (losses) on available-for-sale securities, net of tax:
Unrealized gains arising during the period	1.2	0.6	1.2	4.5

Total other comprehensive income	$86.6	$65.0	$260.0	$159.2

The components of accumulated other comprehensive income are as follows (in millions):

	September 30, 2010	December 31, 2009
Foreign currency translation gains	$0.2	$0.4
Accumulated net unrealized losses on derivatives, net of tax	(1.6)	—
Accumulated net unrealized gains on available-for-sale securities, net of tax	2.1	0.9

Total accumulated other comprehensive income	$0.7	$1.3

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

A summary of stock option activity under the 2000 Equity Incentive Plan, the 2000 Non-Employee Directors’ Plan, the 2009 Employment Commencement Incentive Plan and the 2010 Incentive Award Plan for the nine months ended September 30, 2010 is presented as follows (in millions, except per share amounts):

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2009	8.9	4.6	$157.25
Options authorized	1.3
Options granted	(1.3)	1.3	331.87
Options exercised	—	(0.9)	138.28
Options forfeited/expired (1)	(7.4)	(0.1)	222.25

Balance at September 30, 2010	1.5	4.9	$205.99

(1)	Primarily related to the expiration of the 2000 Equity Incentive Plan.

As of September 30, 2010, 2.3 million shares of options were exercisable at a weighted-average price of $163.81 per share.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased 61,958 shares for $6.6 million and 37,248 shares for $3.3 million during the three months ended September 30, 2010 and 2009, respectively and 144,906 shares for $14.3 million and 92,433 shares for $8.0 million during the nine months ended September 30, 2010 and 2009, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales - products	$2.5	$2.0	$7.0	$5.7
Cost of sales - services	2.2	1.7	6.3	4.9

Total cost of sales	4.7	3.7	13.3	10.6
Selling, general and administrative	19.8	15.5	57.6	45.4
Research and development	5.9	5.4	16.6	15.9

Stock-based compensation expense before income taxes	30.4	24.6	87.5	71.9
Income tax effect	9.1	7.2	25.0	21.3

Stock-based compensation expense after income taxes	$21.3	$17.4	$62.5	$50.6

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Options
Average risk free interest rate	1.61%	2.47%	2.28%	1.73%
Average expected term (years)	4.8	4.8	4.8	5.3
Average expected volatility	44%	46%	35%	56%
Weighted average fair value at grant date	$121.32	$87.92	$112.32	$57.11
Total stock-based compensation expense (in millions)	$28.1	$22.9	$81.3	$67.1

ESPP
Average risk free interest rate	0.37%	0.69%	0.43%	0.63%
Average expected term (years)	1.3	1.3	1.3	1.3
Average expected volatility	43%	47%	39%	56%
Weighted average fair value at grant date	$110.90	$79.89	$106.72	$51.23
Total stock-based compensation expense (in millions)	$2.3	$1.7	$6.2	$4.8

NOTE 8. SHARE REPURCHASE PROGRAMS

During the first quarter of fiscal 2009, the Company’s Board of Directors (the “Board”) authorized $300 million under a share repurchase program. In March 2009, the Company paid $150 million to repurchase and retire 1.4 million shares of the Company’s common stock.

In July 2010, the Board authorized an additional $150 million for share repurchase under the share repurchase program. During the three months ended September 30, 2010, the Company repurchased and retired approximately 212,000 shares of its common stock at an average purchase price of $277.92 per share, for an aggregate purchase price of $58.9 million, through open market transactions. As of September 30, 2010, the remaining authorized amount of share repurchases that may be made under the Board-authorized share repurchase program was approximately $241.1 million.

The Company uses the par value method of accounting for its share repurchases. As a result of the share repurchases during the three and nine months ended September 30, 2010, the Company reduced common stock and additional paid-in capital by an aggregate of $6.7 million and charged $52.2 million to retained earnings.

NOTE 9. CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission.

On August 19, 2010, an alleged shareholder caused a purported shareholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company’s current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported shareholder filed an essentially identical lawsuit entitled Applbaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company’s current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes.

Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of the above cases at this time, and therefore no amounts have been accrued related to the outcome of the cases above. Based on currently available information, the Company believes that it has meritorious defenses to the above actions and that the resolution of these cases is not likely to have a material adverse effect on the Company’s business, financial position or future results of operations.

NOTE 10. INCOME TAXES

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

Income tax expense for the three months ended September 30, 2010 was $50.5 million, or 36.8% of pre-tax income, compared with $44.3 million, or 40.7% of pre-tax income for the three months ended September 30, 2009. Income tax expense for the nine months ended September 30, 2010 was $154.5 million, or 37.2% of pre-tax income, compared with $108.5 million, or 41.2% of pre-tax income for the nine months ended September 30, 2009. The effective tax rate for the three and nine months ended September 30, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate. The Company intends these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for the three and nine months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions.

As of September 30, 2010, the Company has total gross unrecognized tax benefits of approximately $75.6 million compared with approximately $70.0 million as of December 31, 2009, representing an increase of approximately $5.6 million for the nine months ended September 30, 2010. Of the total gross unrecognized tax benefits, $71.3 million and $65.7 million as of September 30, 2010 and December 31, 2009, respectively, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $4.8 million and $3.3 million, respectively, as of September 30, 2010 and December 31, 2009.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

NOTE 11. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$86.6	$64.5	$260.6	$155.0
Basic:
Weighted-average shares outstanding	39.4	38.1	39.2	38.3

Basic net income per share	$2.20	$1.69	$6.65	$4.05

Diluted:
Weighted-average shares outstanding used in basic calculation	39.4	38.1	39.2	38.3
Add common stock equivalents	1.1	1.1	1.2	0.7

Weighted-average shares used in computing diluted net income per share	40.5	39.2	40.4	39.0

Diluted net income per share	$2.14	$1.64	$6.45	$3.97

Employee stock options to purchase approximately 1.7 million and 1.5 million weighted shares for the three months ended September 30, 2010 and 2009, respectively, and 1.2 million and 2.6 million weighted shares for the nine months ended September 30, 2010 and 2009, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of the global and regional economic conditions and related credit markets and related impact on health care spending; health care reform legislation in the United States and its implications on hospital spending, reimbursement and fees which will be levied on certain medical device companies; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates; unanticipated manufacturing disruptions; delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products; the results of the year-end audit and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® S HD Surgical System™, da Vinci® Si™, da Vinci® Si-e HD Surgical System™, EndoWrist®, and InSite® are trademarks of Intuitive Surgical, Inc.

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

By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to deliver higher value minimally invasive surgical procedures to their patients. We model patient value as equal to: procedure efficacy / invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of robotic surgery is significantly higher than competing treatment options, we have seen that patients will seek out surgeons and hospitals that offer da Vinci procedures, potentially resulting in a local shift of treatment approach and market share. The combination of these local adoptions can drive a disruptive change in the marketplace and can lead to the broad adoption of robotic surgery. These adoptions occur procedure by procedure, and are driven by the relative patient value of da Vinci procedures against alternatives for the same disease state.

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories, and service revenue. The da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending on configuration and geography, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers consume our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We generate recurring revenue from ongoing system service. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $180,000 per year, depending on the configuration of the underlying system.

Since the introduction of the da Vinci Surgical System in 1999, robotic surgery volume has increased and our established base of da Vinci Surgical Systems has grown. Recurring revenue has generally grown at a faster rate than system revenue. Recurring revenue increased from $276.4 million, or 46% of total revenue in 2007, to $419.6 million, or 48% of total revenue in 2008 to $561.7 million, or 53% of total revenue in 2009. Recurring revenue for the three months ended September 30, 2010 was $184.8 million or 54% of total revenue and for the nine months ended September 30, 2010 was $541.0 million, or 53% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 1,661 at September 30, 2010, compared with 1,308 at September 30, 2009 and 1,571 at June 30, 2010.

Regulatory Activities

We believe that we have obtained the necessary clearances to market our products to our currently targeted surgical specialties within the United States. As we make additions to the target procedures, we will continue to obtain the necessary clearances. The following table lists chronologically our FDA clearances to date:

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

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. During the three and nine months ended September 30, 2010, we sold 4 and 12 da Vinci S Systems, respectively, in Japan. These sales were primarily made to early adopters. We are currently focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand of our products could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to meet government requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan.

2010 Business Events and Trends

Economic Environment. During the first half of 2009, the world-wide economic recession curtailed hospital demand for capital purchases of our da Vinci Surgical Systems. Driven by the U.S. market, demand for our da Vinci Surgical Systems improved towards the end of 2009 and into 2010. The 317 total da Vinci Surgical Systems sold in the nine months ended September 30, 2010 exceeded those sold during the same period of 2009 by 89 systems, driven primarily by sales growth in the United States.

da Vinci Si Surgical System Product Launch. During the second quarter of 2009 we launched our newest da Vinci model, the da Vinci Si. The da Vinci Si brings to market three significant innovations. First, our InSite™ imaging system has been substantially redesigned for increased visual acuity and improved ease-of-use. The HD imaging system’s increased performance is similar to the move from 720p to 1080i in commercial television. We believe that the increased visual performance will continue to enhance surgeon precision and confidence and may contribute to improved patient outcomes and shorter procedure times. Secondly, the da Vinci Si surgeon console’s user interface was redesigned to allow simplified and integrated control of da Vinci products and other operating room devices, such as electro-surgical units. The new user interface also includes a set of ergonomic controls for surgeon comfort. We believe the simplified interface will allow for easier surgeon training. The third significant improvement is the introduction of a dual surgeon’s console for use during surgery, which will allow new methods of training da Vinci surgeons and enable collaborative da Vinci surgery. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci arms during a case. We believe this will both shorten the learning curve for new surgeons and will allow collaborative surgery in complex cases.

The da Vinci Si Surgical System was FDA approved and CE marked upon launch and is currently available in the United States, Europe, and certain other countries. da Vinci Si Systems are available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories are compatible with the da Vinci Si system. da Vinci S Surgical Systems are upgradable to da Vinci Si Surgical Systems. We will continue to sell, service and support the da Vinci S Surgical System. Our sales of the standard da Vinci Surgical System have substantially ended; however, we will continue to service and support this product line.

Most customers who purchased da Vinci S Surgical Systems in the first quarter of 2009 were offered the opportunity to upgrade their recently purchased da Vinci S Surgical Systems to da Vinci Si Surgical Systems at a discount to the list price of our upgrade. The upgrade program also provided our customers the opportunity to return their recently purchased da Vinci S camera accessories and receive a credit towards the purchase of da Vinci Si camera or other accessories. These customers were given until June 30, 2009 to accept our offer. Total revenue in an amount equal to the discount, of approximately $20.1 million, was deferred in the first quarter of 2009. During the second quarter of 2009, we recognized $13.8 million of revenue from offers declined, upgrades completed or accessories delivered. In the third quarter of 2009, we completed all accepted da Vinci Si system upgrade offers and recognized the remaining $6.3 million of deferred revenue.

Market acceptance of the da Vinci Si Surgical System has been positive since its market introduction in the second quarter of 2009. In the third quarter of 2010, 90 out of 105 systems sold were da Vinci Si Surgical Systems, representing approximately 86% of system sales.

In the third quarter 2010, we introduced the new Si-e model of the da Vinci Surgical System. The 3-arm Si-e System is designed to deliver all core da Vinci functionality, providing a flexible, capable and economical solution for many robotic-assisted procedures. The da Vinci Si-e system is fully upgradeable to the da Vinci Si model by adding a fourth arm (third instrument arm), a touch screen monitor, TilePro™ multi-image display capability, and other enhancements.

Third Quarter 2010 Financial Highlights

•

Total revenue increased to $344.4 million in the third quarter of 2010 from $280.1 million during the third quarter of 2009. Third quarter 2009 total revenue included recognition of $6.3 million of the $20.1 million of revenue deferred in the first quarter of 2009 related to da Vinci Si system upgrade offers made.

•	Third quarter 2010 surgical procedures performed with the da Vinci Surgical System grew by approximately 33% compared to the third quarter of 2009.

•	Instruments and accessories revenue increased to $127.5 million in the third quarter of 2010 from $100.8 million during the third quarter of 2009.

•	Recurring revenue increased to $184.8 million in the third quarter of 2010 from $144.6 million during the third quarter of 2009.

•	We sold 105 da Vinci Surgical Systems during the third quarter of 2010, compared with 86 in the third quarter of 2009.

•

System revenue was $159.6 million in the third quarter of 2010 compared with $135.5 million during the third quarter of 2009. Third quarter 2009 system revenue included recognition of $5.6 million of $18.0 million of revenue deferred in the first quarter of 2009 related to da Vinci Si system upgrade offers made.

•	As of September 30, 2010, we had a da Vinci Surgical System installed base of 1,661 systems, 1,228 in the United States, 292 in Europe, and 141 in the rest of the world.

•	We added 92 employees during the third quarter of 2010, of which the majority were in field sales, service, and training organization, bringing our total headcount to 1,568 at September 30, 2010.

•

Operating income was $132.1 million in the third quarter of 2010 compared to $104.5 million during the third quarter of 2009. Third quarter 2009 operating income included recognition of $6.3 million of $20.1 million related to revenue deferred in the first quarter of 2009 for da Vinci Si system upgrade offers made. Operating income included $30.4 million and $24.6 million during the third quarter of 2010 and 2009, respectively, of stock-based compensation expense for the estimated fair value of employee stock options and stock purchases.

•

We ended the third quarter of 2010 with $1,620.6 million in cash and investments. Cash and investments increased by $32.4 million during the third quarter of 2010, net of $58.9 million used to repurchase and retire approximately 212,000 shares of our common stock.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and is being adopted for those procedures which offer greater patient value. We believe that the value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

The procedures that have driven the most growth in our business recently are the da Vinci Hysterectomy (dVH) and da Vinci Prostatectomy (dVP). Other gynecologic procedures such as da Vinci Myomectomy and da Vinci Sacral Colpopexy, other urologic procedures such as da Vinci Partial Nephrectomy, da Vinci Cystectomy and da Vinci Pyeloplasty, cardiothoracic procedures such as da Vinci Mitral Valve Repair and da Vinci Revascularization, and da Vinci colorectal procedures have also contributed to our growth. The recent United States economic environment for surgical procedure volumes has been challenging as many hospitals have reported declining patient volumes. While the majority of da Vinci procedures are non-elective, and therefore less impacted by the economic climate, we have felt, and may continue to feel, some negative effects from the economic environment. Within this challenging environment, driven by the growth projections of the previously listed procedures, we anticipate total 2010 procedures to grow approximately 35% from approximately 205,000 procedures performed in 2009.

Technology Acquisitions

We continue to make several strategic acquisitions of intellectual property and related technologies. Total investments in intellectual property and related technologies during the three months ended September 30, 2010 were $31.7 million, compared to none during the three months ended September 30, 2009. Total investments in intellectual property and related technologies during the nine months ended September 30, 2010 were $38.2 million, compared to $25.7 million during the nine months ended September 30, 2009. Amortization expense related to purchased intellectual property for the three months ended September 30, 2010 and 2009 were $4.3 million and $3.8 million, respectively. Amortization expense related to purchased intellectual property for the nine months ended September 30, 2010 and 2009 were $11.9 million and $11.4 million, respectively.

Building Acquisition

During the third quarter of 2010, we entered into an agreement to purchase 17.7 acres of land and buildings for $33.0 million in Sunnyvale, California by June 2011. Although we entered into the agreement to support our anticipated future growth in capacity, there is no guarantee that the planned growth and expansion will take place in the timeframe we expected, or at all.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	% of total revenue	2009	% of total revenue	2010	% of total revenue	2009	% of total revenue
Revenue:
Product	$287.1	83%	$236.3	84%	$860.4	84%	$604.7	83%
Service	57.3	17%	43.8	16%	163.3	16%	124.4	17%

Total revenue	344.4	100%	280.1	100%	1,023.7	100%	729.1	100%

Cost of revenue:
Product	72.8	21%	65.3	23%	213.5	21%	166.1	23%
Service	21.0	6%	15.8	6%	62.3	6%	45.1	6%

Total cost of revenue	93.8	27%	81.1	29%	275.8	27%	211.2	29%

Product gross profit	214.3	62%	171.0	61%	646.9	63%	438.6	60%
Service gross profit	36.3	11%	28.0	10%	101.0	10%	79.3	11%

Gross profit	250.6	73%	199.0	71%	747.9	73%	517.9	71%

Operating expenses:
Selling, general, and administrative	91.6	26%	69.9	25%	263.0	26%	199.6	27%
Research and development	26.9	8%	24.6	9%	83.4	8%	69.3	10%

Total operating expenses	118.5	34%	94.5	34%	346.4	34%	268.9	37%

Income from operations	132.1	38%	104.5	37%	401.5	39%	249.0	34%
Interest and other income, net	5.0	2%	4.3	2%	13.6	1%	14.5	2%

Income before taxes	137.1	40%	108.8	39%	415.1	40%	263.5	36%
Income tax expense	50.5	15%	44.3	16%	154.5	15%	108.5	15%

Net income	$86.6	25%	$64.5	23%	260.6	25%	$155.0	21%

Total Revenue

Total revenue was $344.4 million for the three months ended September 30, 2010 compared to $280.1 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, revenue increased to $1,023.7 million from $729.1 million for the nine months ended September 30, 2009. Third quarter 2009 total revenue was impacted by recognition of $6.3 million of the $20.1 million of revenue deferred in the first quarter of 2009 related to da Vinci Si system upgrade offers made. The $20.1 million of revenue deferred in the first quarter of 2009 was recognized in full by the end of the three months ended September 30, 2009, in connection with the upgrade offers described above. Revenue growth for the nine months ended September 30, 2010 was driven by the continued adoption of da Vinci surgery, driving higher system and recurring revenue. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. dVH and dVP are our two largest procedures, representing more than 70% of our total procedures over the past several years. An increasing body of peer review literature has indicated that dVP offers improved functional surgical outcomes compared to traditional open prostatectomy with less surgical and post-surgical morbidity. Favorable clinical outcomes have also been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 83% and 81% of total revenue for the three and nine month periods ended September 30, 2010, respectively, and 83% and 79% of total revenue for the three and nine month periods ended September 30, 2009, respectively. We believe domestic revenue accounts for the large majority of total revenue primarily due to the ability of patients to choose their provider and method of treatment. The increase in 2010 revenue in the United States relative to the rest of the world reflects increased hospital capital spending in the United States and relatively flat demand in Europe due to the economic environment, compared to 2009. Although revenue increased in Europe sequentially over the past three quarters, the economic environment in Europe continues to prove challenging, and there is no assurance that system sales will continue to increase in future periods.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and nine month periods ended September 30, 2010 and 2009 (in millions, except percentages and unit sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Instruments and accessories	$127.5	$100.8	$377.7	$276.2
Systems	159.6	135.5	482.7	328.5

Total product revenue	287.1	236.3	860.4	604.7
Services	57.3	43.8	163.3	124.4

Total revenue	$344.4	$280.1	$1,023.7	$729.1

Recurring revenue	$184.8	$144.6	$541.0	$400.6

% of total revenue	54%	52%	53%	55%
Domestic	$285.0	$231.1	$832.9	$575.8
International	59.4	49.0	190.8	153.3

Total revenue	$344.4	$280.1	$1,023.7	$729.1

% of Revenue - Domestic	83%	83%	81%	79%
% of Revenue - International	17%	17%	19%	21%

Domestic Unit Sales	83	72	249	172
International Unit Sales	22	14	68	56

Total Unit Sales	105	86	317	228

Product Revenue

Product revenue was $287.1 million for the three months ended September 30, 2010 compared with $236.3 million for the three months ended September 30, 2009. Third quarter 2009 product revenue included recognition of $6.3 million of $20.1 million of revenue deferred in the first quarter of 2009 associated with da Vinci Si launch described above.

Instruments and accessories revenue increased to $127.5 million for the three months ended September 30, 2010 compared with $100.8 million for the three months ended September 30, 2009. Instruments and accessories revenue for the three months ended September 30, 2009 included recognition of $0.7 million of $2.1 million of camera accessories revenue associated with the da Vinci Si launch described above. The increase in revenue was driven by an increase in procedures performed. The timing and magnitude of stocking orders can vary relative to system sales and customer mix.

Systems revenue increased to $159.6 million during the three months ended September 30, 2010 from $135.5 million during the three months ended September 30, 2009 primarily due to 19 more systems sold. Third quarter 2009 systems revenue includes $5.6 million recognition of $18.0 million of system revenue deferred in the first quarter 2009 associated with da Vinci Si upgrade offers. We sold 105 da Vinci Surgical Systems during the three months ended September 30, 2010, compared with 86 in the same period last year. 90 of the 105 systems sold during the third quarter of 2010 were the da Vinci Si Surgical Systems, of which 22 systems were dual console configurations. We had 15 used standard da Vinci Surgical Systems traded in for da Vinci Si Surgical Systems during the three months ended September 30, 2010, compared with 20 standard systems traded in during the same period last year.

Product revenue was $860.4 million for the nine months ended September 30, 2010 compared with $604.7 million for the nine months ended September 30, 2009. Product revenue for the nine months ended September 30, 2009 included all of the $20.1 million of revenue deferred in connection with the da Vinci Si Surgical launch described above.

Instruments and accessories revenue increased to $377.7 million for the nine months ended September 30, 2010 compared with $276.2 million for the nine months ended September 30, 2009. The increase for the nine months ended September 30, 2010 resulted from the same factors as the three months ended September 30, 2010.

Systems revenue was $482.7 million during the nine months ended September 30, 2010 compared with $328.5 million during the nine months ended September 30, 2009. The increase was primarily due to 89 more systems sold, more system upgrade revenue during the nine months ended September 30, 2010, and higher average selling prices (ASPs) resulting from a higher percentage of the higher-priced single and dual console da Vinci Si Surgical Systems in the systems product mix. We sold 317 da Vinci Surgical Systems during the nine months ended September 30, 2010, compared with 228 in the same period last year. 259 of the 317 systems sold during the nine months period ended September 30, 2010 were the da Vinci Si Surgical Systems, of which 52 systems were dual console configurations. We had 51 standard da Vinci Surgical Systems traded in during the nine months ended September 30, 2010, compared with 31 standard systems traded in during the same period last year.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 31% to $57.3 million for the three months ended September 30, 2010 compared with $43.8 million for the three months ended September 30, 2009. We typically enter into system service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for the third quarter of 2010 was primarily driven by a larger base of da Vinci Surgical Systems.

Service revenue increased 31% to $163.3 million for the nine months ended September 30, 2010 compared with $124.4 million for the nine months ended September 30, 2009. Higher service revenue during the first nine months of 2010 was primarily driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit for the three months ended September 30, 2010 increased 25% to $214.3 million, or 74.6% of product revenue, compared with $171.0 million, or 72.4% of product revenue, for the three months ended September 30, 2009. The higher product gross profit was driven by higher 2010 product revenue, as described above. The higher gross profit percentage was driven by system and instrument material cost reductions and lower third quarter 2010 charges for excess and obsolete inventory.

Product gross profit for the nine months ended September 30, 2010 increased 48% to $646.9 million, or 75.2% of product revenue, compared with $438.6 million, or 72.5% of product revenue, for the nine months ended September 30, 2009. The higher product gross profit was driven by higher 2010 product revenue, as described above. The higher product gross profit percentage was driven by higher 2010 system ASPs, system and instrument material cost reductions, lower 2010 charges for excess and obsolete inventory, and leveraging manufacturing overhead across higher revenue.

Service gross profit for the three months ended September 30, 2010 increased 30% to $36.3 million, or 63.4% of service revenue, compared with $28.0 million, or 63.9% of service revenue, for the three months ended September 30, 2009. Service gross profit for the nine months ended September 30, 2010 increased 27% to $101.0 million, or 61.8% of service revenue, compared with $79.3 million, or 63.7% of service revenue, for the nine months ended September 30, 2009. The higher 2010 service gross profit was driven by higher service revenue as described above. The lower 2010 gross service profit percentage was primarily driven by increased service costs per system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2010 increased 31% to $91.6 million compared with $69.9 million for the three months ended September 30, 2009. Selling, general and administrative expenses for the nine months ended September 30, 2010 increased 32% to $263.0 million compared with $199.6 million for the nine months ended

September 30, 2009. The increases were due to organizational growth to support our expanding business, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses were approximately $19.8 million and $57.6 million for the three and nine months ended September 30, 2010, respectively, compared with $15.5 million and $45.4 million during the three and nine months ended September 30, 2009, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended September 30, 2010 increased 9% to $26.9 million compared with $24.6 million for the three months ended September 30, 2009. Research and development expenses for the nine months ended September 30, 2010 increased 20% to $83.4 million compared with $69.3 million for the nine months ended September 30, 2009. The increases were driven by the growth in our research and development organization. Amortization expense related to purchased intellectual property during the three months ended September 30, 2010 was $3.7 million compared to $3.6 million during the three months ended September 30, 2009. Amortization expense related to purchased intellectual property during the nine months ended September 30, 2010 and September 30, 2009 were both $10.8 million. Stock-based compensation expense increased to approximately $5.9 million and $16.6 million for the three and nine months ended September 30, 2010, respectively, compared with $5.4 million and $15.9 million during the three and nine months ended September 30, 2009, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net for the three months ended September 30, 2010 was $5.0 million compared with $4.3 million for the three months ended September 30, 2009. Interest and other income, net for the nine months ended September 30, 2010 was $13.6 million, which was $0.9 million less than the $14.5 million recorded for the nine months ended September 30, 2009. Higher interest and other income, net for the three months ended September 30, 2010 was driven by higher foreign exchange gains. Lower interest and other income, net for the nine months ended September 30, 2010 was driven by lower interest rates earned on cash and investment balances in 2010, partially offset by fluctuations in foreign exchange gains and losses.

Income Tax Expense

We record provision for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. We recognize interest related to uncertain tax positions in income tax expense.

Income tax expense for the three months ended September 30, 2010 was $50.5 million, or 36.8% of pre-tax income, compared with $44.3 million, or 40.7% of pre-tax income for the three months ended September 30, 2009. Income tax expense for the nine months ended September 30, 2010 was $154.5 million, or 37.2% of pre-tax income, compared with $108.5 million, or 41.2% of pre-tax income for the nine months ended September 30, 2009. The effective tax rate for the three and nine months ended September 30, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate. As a result of the macro-economic environment in Europe, we now estimate U.S. pretax income will represent a greater portion of our total pretax income than we estimated at the end of the first quarter. As a result, we are now estimating our annual effective tax rate for 2010 will be approximately 37% versus the 36% estimated at the end of the first quarter. We intend these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for the three and nine months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by 2009 research and development (“R&D”) credits and domestic production deductions.

As of September 30, 2010, we had total gross unrecognized tax benefits of approximately $75.6 million compared with approximately $70.0 million as of December 31, 2009, representing an increase of approximately $5.6 million for the nine months ended September 30, 2010. Of the total gross unrecognized tax benefits, $71.3 million and $65.7 million as of September 30, 2010 and December 31, 2009, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $4.8 million and $3.3 million respectively, as of September 30, 2010 and December 31, 2009, respectively.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $1,172 million at December 31, 2009 to $1,621 million at September 30, 2010. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data (unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Net cash provided by (used in)
Operating activities	$404.1	$269.4
Investing activities	(373.4)	(151.2)
Financing activities	130.3	(107.1)
Effect of exchange rates on cash and cash equivalents	(0.4)	0.4

Net increase in cash and cash equivalents	$160.6	$11.5

Operating Activities

For the nine months ended September 30, 2010, cash flow from operating activities of $404.1 million exceeded our net income of $260.6 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $98.5 million during the nine months ended September 30, 2010.

2.	Cash provided by working capital and other assets during the nine months ended September 30, 2010 was approximately $45.0 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Inventory increased by $27.4 million or 48% during the nine months ended September 30, 2010. The growth in inventory reflects increased revenue, increases to ensure adequate supply of key components as December 31st quantities were below optimal levels and inventory associated with new product introductions. Deferred revenue increased by $17.2 million or 17% during the nine months ended September 30, 2010 related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $57.9 million or 34% during the nine months ended September 30, 2010 primarily due to timing of tax payments and employee compensation during the nine months ended September 30, 2010.

For the nine months ended September 30, 2009, cash flow from operating activities of $269.4 million exceeded our net income of $155.0 million for two primary reasons:

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2010 and 2009 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $286.8 million and $105.5 million respectively, and acquisitions of fixed assets and intellectual property of $86.6 million and $45.7 million respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. We are not a capital intensive business.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $132.9 million, offset by $58.9 million for the repurchase of approximately 212,000 shares of our common stock through open market transactions. Net cash used in financing activities during the nine months ended September 30, 2009 consisted primarily of payment of $150.0 million for the repurchase of 1.4 million shares of our common stock through an accelerated share repurchase program, offset by proceeds from stock option exercises and employee stock purchases of $33.7 million.

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

There have been no material changes in our market risk during the nine months ended September 30, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. Certain of these lawsuits are described in further detail below. We do not know whether we will prevail in these matters nor can we assure that any resolution could be reached on commercially reasonable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against us and seven of our current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission.

Purported Derivative Actions

On August 19, 2010, an alleged shareholder caused a purported shareholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for the company’s benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorneys fees. On September 15, 2010, another purported shareholder filed an essentially identical lawsuit entitled Applbaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of our current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes.

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

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the new federal legislation and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT US.

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business.

On August 6, 2010, a purported class action lawsuit was filed against us and several of our officers and directors in the United States District Court for the Northern District of California seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that we violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. Two purported derivative actions making substantially similar allegations were filed in the Superior Court of California for the County of Santa Clara shortly thereafter. Those actions are described more fully under “Part II, Item 1, Legal Proceedings.”

The results of these lawsuits and other legal proceedings cannot be predicted with certainty. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the purported class action lawsuit or other legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that may adversely affect our business, financial condition and results of operations, possibly materially.

WE ARE SUBJECT TO SIGNIFICANT, UNINSURED LIABILITIES.

For certain risks, we do not maintain insurance coverage because of cost and/or availability. For example, we indemnify our directors and officers for third-party claims and do not insure for the underlying losses, and we do not carry earthquake insurance, among others. In addition, in the future, we may not continue to maintain certain existing insurance coverage or adequate levels of coverage. Premiums for many types of insurance have increased significantly over the years, and depending on market conditions and our circumstances, in the future, certain types of insurance such as directors’ and officers’ insurance or products liability insurance may not be available on acceptable terms or at all. Because we retain some portion of our insurable risks, and in some cases self-insure completely, unforeseen or catastrophic losses in excess of insurance coverage could require us to pay substantial amounts, which would materially adversely affect our financial condition and operating results.

WE USE ESTIMATES, MAKE JUDGMENTS AND APPLY CERTAIN METHODS IN MEASURING THE PROGRESS OF OUR BUSINESS. IN DETERMINING OUR FINANCIAL RESULTS AND IN APPLYING OUR ACCOUNTING POLICIES. AS THESE ESTIMATES, JUDGMENTS, AND METHODS CHANGE, OUR ASSESSMENT OF THE PROGRESS OF OUR BUSINESS AND OUR RESULTS OF OPERATIONS COULD VARY.

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

In addition, we utilize methods for determining surgical market sizes and da Vinci procedures completed that involve estimates and judgments, which are, by their nature, subject to substantial risks, uncertainties, and assumptions. Our estimates of surgical market sizes or da Vinci procedures performed do not have an impact on our results of operations but are used to estimate the progress of our business. Estimates and judgments for determining surgical market sizes and da Vinci procedures may vary over time with changes in treatment modalities, hospital reporting behavior, increases in procedures per field employee and other factors. In addition, over time, we may change the method for determining market sizes and da Vinci procedures, causing variation in our reporting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock repurchases

On March 4, 2009, we announced that our Board of Directors (the “Board”) had authorized the repurchase of up to $300.0 million of our common stock. In the first quarter ended March 31, 2009, we repurchased $150.0 million of our common stock, leaving $150.0 million remaining to be repurchased under the program. On July 23, 2010, we announced that the Board authorized an additional $150.0 million for share repurchase, increasing the remaining amount to be repurchased under the program to $300.0 million.

The table below summarizes our share repurchase activity for the three months ended September 30, 2010:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
July 1, 2010 to July 31, 2010	—	$—	—	$300.0 million
August 1, 2010 to August 31, 2010	57,500	$279.75	57,500	$283.9 million
September 1, 2010 to September 30, 2010	154,296	$277.23	154,296	$241.1 million

Total during quarter ended September 30, 2010	211,796	$277.92	211,796	$241.1 million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009),

3.3	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010).

10.1	Third Amendment to Employment Agreement between Lonnie Smith and Intuitive Surgical, Inc. effective as of July 1, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: October 20, 2010