Form 10-K
period 2010-12-31
INTUITIVE SURGICAL INC
filed 2011-02-01
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2010, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $11,157,929,000. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 20, 2011 was 38,866,512.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 21, 2011, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2010.

INTUITIVE SURGICAL, INC.

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of the global and regional economic conditions and related credit markets and related impact on health care spending; health care reform legislation in the United States and its implications on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates; unanticipated manufacturing disruptions; delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; the results of the year-end audit and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

COMPANY BACKGROUND

Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our corporate headquarters located at 1266 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitivesurgical.com . In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® S HD Surgical System™, da Vinci® Si™, da Vinci® Si-e HD Surgical System™, EndoWrist®, Single-Site™, DVSTAT™, and InSite® are trademarks of Intuitive Surgical, Inc.

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

The following is a chronological summary of our FDA clearances to date:

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

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. During the year ended December 31, 2010, we sold 13 da Vinci S Systems in Japan. These sales were primarily made to early adopters. We are currently focusing our efforts with Johnson & Johnson K.K. Medical Company (Japan) on obtaining specific reimbursement approvals for da Vinci procedures in Japan. If we are not successful in obtaining system wide single procedure reimbursements or obtaining approvals for future products and procedures, then the demand for our products could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to meet government requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan.

As of December 31, 2010, we had an installed base of 1,752 da Vinci Surgical Systems. During the year ended December 31, 2010, we estimate that surgeons using our technology completed approximately 278,000 surgical procedures of various types in major hospitals throughout the world. Out of those da Vinci procedures performed in 2010, we estimate that approximately 110,000 were da Vinci Hysterectomy (dVH) procedures and approximately 98,000 were da Vinci Prostatectomy (dVP) procedures.

We operate our business as one segment as defined by generally accepted accounting principles. Our financial results for the three years ended December 31, 2010 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

We believe that these technological advantages provide the patient with benefits of reduced trauma while restoring to the surgeon the 3D visualization, range of motion and fine tissue control consistent with open surgery. We believe that our technology has the potential to change surgical procedures in two basic ways:

•

Convert a Large Percentage of Open Procedures to da Vinci Surgery. We believe that our technology has the potential to convert a large percentage of open procedures which are traditionally performed through large incisions to da Vinci surgery.

•

Facilitate Difficult MIS Operations. We believe that several surgical procedures that are performed only rarely today using conventional MIS techniques can be performed routinely using da Vinci surgery. Some procedures have been adapted for MIS techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci Surgical System will enable more surgeons at more institutions to perform these procedures.

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

First, our InSite™ imaging system has been substantially redesigned for increased visual acuity and improved ease-of-use. The HD imaging system’s increased performance is similar to the move from 720p to 1080i in commercial television. We believe that the increased visual performance will continue to enhance surgeon precision and confidence, which may contribute to improved patient outcomes and shorter procedure times. Additionally, the da Vinci Si surgeon’s user interface has been redesigned to allow simplified and integrated control of the da Vinci Surical System including the ability to set and recall individual surgeon preferred ergonomic and visualization settings. We believe the simplified interface may allow for easier surgeon training. The third significant enhancement is the introduction of a second surgeon’s console, which we envision to be used in two possible ways: to provide assistance to the primary surgeon during surgery, or, to be used as an active aid during surgeon-student training sessions. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci instruments during a case. In addition, the surgeons can “control” 3D virtual pointers to augment the dual surgeon experience. We believe the dual console configuration could both shorten the learning curve for new surgeons and will allow for collaborative surgery in complex cases.

In the third quarter of 2010, we introduced the new Si-e model of the da Vinci Surgical System. The 3-arm Si-e System is designed to deliver core da Vinci functionality, providing a flexible, capable and economical solution for many robotic-assisted procedures. The da Vinci Si-e system is fully upgradeable to the da Vinci Si model by adding a fourth arm (third instrument arm), and other enhancements. During the year ended December 31, 2010, we sold 9 da Vinci Si-e systems.

In the fourth quarter of 2010, we introduced the da Vinci Skills Simulator. The simulator is a practice tool which will begin shipping in early 2011 for the da Vinci Si Surgical System that gives a user the opportunity to practice his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. The suite of exercises includes novice, intermediate, and advanced levels. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The Skills Simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System.

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

Our Objective

Our objective is to bring the benefits of minimally invasive surgery to as many patients as possible. Our priorities to accomplish this are as follows:

1.	Patient Value. We believe that the value of a surgical procedure to a patient can be defined as: Patient Value = Efficacy/Invasiveness. Most patients will place higher value on procedures that are not only more efficacious, but also less invasive than alternative treatments. Our goal is to provide patients with procedure options that are both highly effective and less invasive than other surgical options.

2.	Key Procedures. We believe that the adoption of da Vinci surgery occurs based upon the patient value it brings to each surgical procedure. We therefore focus our development efforts on those procedures to which we believe our products bring the highest patient value. We currently focus on five surgical specialties: urologic surgery, gynecologic surgery, cardiothoracic surgery, general surgery and head and neck surgery. In 2010, the mix of procedures performed with the da Vinci Surgical System among these five surgical specialties was largest within gynecology, followed by urology, cardiothoracic, general surgery and head and neck surgery. The da Vinci Surgical System is used to perform, among other procedures, da Vinci Prostatectomy, da Vinci Partial Nephrectomy & Nephrectomy, da Vinci Cystectomy, da Vinci Pyeloplasty, da Vinci Hysterectomy, da Vinci Myomectomy, da Vinci Sacral Colpopexy, da Vinci Mitral Valve Repair, da Vinci Revascularization, da Vinci Thoracoscopy, da Vinci Lobectomy, da Vinci Gastric Bypass, da Vinci Low Anterior Colon Resection, da Vinci Thyroidectomy and da Vinci Trans Oral Robotic Surgery (for cancers of the throat). The development of new specialties and key procedures in partnership with leading surgeons have been, and will continue to be, a catalyst for the growth of our company.

3.	Surgeon Value. We train and assist surgeons in building their practices by delivering superior patient value through improved surgical efficacy and reduced surgical trauma.

4.	Hospital Value. We assist both academic and community hospitals in building value by offering superior patient value in terms of improved surgical efficacy and reduced surgical trauma thereby increasing surgical revenue and reducing costs through lower complication rates and reduced length of patient stay. We expect these efforts to increase demand for our products among competitive hospitals, surgeons and referring physicians.

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

Gynecologic Surgery

Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is performed for a variety of benign and malignant conditions. Hysterectomies can be performed using open surgery, a vaginal approach, or MIS techniques, which include both laparoscopic and robotic approaches. Performing a hysterectomy requires a significant degree of tissue manipulation in the dissection and ligation, or tying, of blood vessels, ligaments and other pelvic structures. An MIS approach to hysterectomy is associated with less pain, shorter hospital stay and quicker recovery compared to an open surgical technique. It is often difficult to ensure the identification and prevention of injury to the ureters and bladder with conventional laparoscopic instruments because of the limited angles at which these instruments can be positioned. Furthermore, in hysterectomy procedures for treating endometrial or cervical cancer, it is difficult to access and remove a large number of lymph nodes to better stage the cancer with conventional laparoscopic techniques. A robotic technique with use of the da Vinci Surgical System can bring the benefits of MIS to the patients while offsetting the limitations of conventional laparoscopy. Specifically, patients that would traditionally have a hysterectomy through an open surgical technique, for a “complex-benign” or a malignant clinical condition may see significant benefit from a robotic MIS approach including reduced operative blood loss, reduced postoperative pain, shorter length of hospital stay, quicker return to normal activity and improved cosmesis. We believe that our products will increase the surgeon’s dexterity in this procedure and, as a result, may have a significant impact on safety, operating time, and rate of adoption of port-based techniques in hysterectomy.

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

Head and Neck Surgery

Transoral Surgery. Head and neck cancer, which most often occurs in the throat due to prolonged tobacco and alcohol use, and has been linked to human papilloma virus, is treated by surgical resection or chemoradiation. Surgical resection is performed most often by an open approach, which at times requires a “jaw-splitting” mandibulotomy. This procedure, while effective in treating cancer, is traumatic and disfiguring to the patient and requires extensive recovery and rehabilitation. Minimally invasive approaches via the mouth (transoral surgery) have seen little adoption due to a high degree of difficulty and line-of-sight limitations of conventional endoscopic tools. While chemoradiation does allow patients to avoid traumatic surgical incisions, literature suggests that this modality diminishes patients’ ability to speak and swallow normally. da Vinci Transoral Surgery, on the other hand, allows surgeons to treat cancers occurring in the oropharynx (e.g., tonsil and base of tongue) and larynx via the mouth. The da Vinci Surgical System extends the ability to resect tumors transorally, avoiding in many cases an open approach via mandibulotomy. We believe that da Vinci Transoral Surgery provides a more precise platform for complete resection of cancers of the oral cavity and maximizes the preservation of healthy tissue to maintain normal speech and swallowing function resulting in reduced length of hospital stay and time in which the patient requires a feeding tube.

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

Sales and Customer Support

We market our products through a direct sales force in the United States and parts of Europe. We also market our products outside the United States through distributors. Our direct sales force is comprised of sales managers, clinical sales representatives, training specialists, and technical service representatives. Sales activities include educating surgeons and hospital staff across multiple surgical specialties on the advantages of da Vinci surgery and the clinical applications that our technology enables. We also train our sales force to educate hospital management on the potential benefits of adopting our technology, including clinical benefits of da Vinci Surgery, reductions in complications and length of stay and the resulting potential for increased patient satisfaction and volume. Once a hospital has installed a da Vinci Surgical System, our clinical sales representatives help drive the utilization of the system, and our technical service representatives provide service and maintenance for the system. No one customer accounted for more than 10% of revenue during the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, we had approximately 700 employees in our field sales and service organizations, up from approximately 490 employees in these organizations as of December 31, 2009, primarily reflecting growth in our clinical sales force supporting procedures performed at customer sites. We expect to continue growing these organizations as we expand our business.

Our da Vinci Surgical System typically has a lengthy sales cycle. It is viewed as a major capital equipment purchase by our customers and sales are often affected by the timing of their budgeting cycles. Our sales of da Vinci Surgical Systems tends to be heaviest during the third month of each quarter. A portion of our customers acquire da Vinci Surgical Systems through a capital lease or operating lease with a third-party leasing company. In these instances, we typically sell the da Vinci System to the hospital or leasing company, and the hospital enters into an independent arrangement with the leasing company. Therefore we treat these leasing transactions the same as sales transactions for purposes of recognizing revenue for the sale. During the twelve months ended December 31, 2010, approximately 19% of our da Vinci System sales involved a lease.

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

Our business is subject to seasonal fluctuations. Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, and lighter in the third and first fiscal quarters and heavier in the fourth fiscal quarter. In addition, historically, we have experienced lower procedure counts in the third fiscal quarter, higher procedure counts in the fourth fiscal quarter and lower procedure counts in the first fiscal quarter. Timing of procedures and changes in procedure growth directly affect the timing of instrument and accessory purchases and capital purchases.

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

We provide basic system training that teaches the fundamental operating principles of the da Vinci Surgical System to surgeons and operating room nurses. We have established training centers where initial system training and ongoing surgical procedural training are provided, the latter by expert surgeons. In addition, we facilitate the proctoring of surgeons who are new to da Vinci Surgery by experienced da Vinci System users. Proctors provide training to other surgeons on how to perform certain surgical procedures with the da Vinci System.

Research and Development

We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform improved and innovative surgical procedures with less difficulty. We maintain research and development and engineering staff responsible for product design and engineering. We invested $116.0 million, $95.1 million and $79.4 million of research and development expenses for the years ended December 31, 2010, 2009 and 2008, respectively. This investment is applied generally to all product areas, with specific areas of focus being identified from time to time.

We establish strategic alliances with other medical device companies to complement our research and development effort. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, and procedure development and marketing activities. We have formed alliances with several companies, including, but not limited to, Covidien Ltd., Johns Hopkins University, Johnson & Johnson, Luna Innovations, Inc., Medtronic, Inc., Novadaq Technologies, Inc., Olympus Corporation, USGI Medical, Inc and Cardica, Inc.

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

In addition, a number of companies are using or planning to use robots and computers in surgery, including but not limited to Alf-X , EndoControls, Inc., Meere Company, Inc., Olympus, and Titan Medical. Any company with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. Our revenues may be adversely impacted if our competitors develop and introduce products that compete in our markets.

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

As of December 31, 2010, we held ownership or exclusive field-of-use license for more than 850 U.S. and foreign patents and more than 950 U.S. and foreign patent applications.

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

Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice, or GMP, requirements contained in its Quality System Regulation, or QSR. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of a company’s products. The QSR also requires maintenance of a device master record, device history record, design history file and complaint files. Compliance with the QSR is necessary to receive FDA 510(k) clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. A company’s facility, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Form FDA 483 reports (listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures), or Warning Letters which, if not adequately responded to, could lead to enforcement actions against the manufacturer, including fines and total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. Our last inspection occurred in July 2010 and the FDA issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and manufacturing/inspection handling. We later responded to each observation with proposed corrective actions. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations. We believe our quality systems are functioning properly and we continue to work with the FDA and agencies worldwide to satisfy their reporting requirements.

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

California Regulation

The State of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection. Our facilities and manufacturing processes were last inspected in February 2009 and were found to be in compliance. In accordance with the California State regulations, the license to manufacture is renewed annually with any updated manufacturing information.

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

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “Shonin.” In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare, or MHLW, for our da Vinci S System in Japan. We are currently focusing our efforts with Johnson & Johnson K.K. Medical Company (Japan) on obtaining specific reimbursement for da Vinci procedures in Japan. If we are not successful in obtaining system wide single procedure reimbursements or obtaining approvals for future products and procedures, then the demand for our products could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to meet government requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan.

Commercialization of medical devices in Europe is regulated by the European Union (EU). The EU presently requires that all medical products bear the Conformite Europeene, or CE mark for compliance with the Medical Device Directive (MDD) (93/42/EEC). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system for compliance with international and European requirements.

We have received permission from DGM, our Notified Body and agent of the Danish Government, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. To date we have met these requirements and our CE certificate is valid until March 2012 and the MDD certificate is valid until March 2014. The most recent audit of the facility was in October 2010, and the facility was found to be in compliance.

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

Third Party Coverage and Reimbursement

In the United States and international markets where we sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all covered surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedures are considered medically necessary. In the United States, the Centers for

Medicare & Medicaid Services, or CMS, administers the Medicare and Medicaid programs. Generally, reimbursement for professional services performed at the hospital by physicians is reported under separate billing codes issued by the American Medical Association, or AMA, known as Current Procedural Terminology, or CPT, codes. Physician reimbursement is based on a prospective payment system based on the professional service rendered. In addition, CMS and the National Center for Health Statistics, or NCHS, are jointly responsible for overseeing changes and modifications to billing codes known as ICD-9-CM codes used by hospitals to report inpatient procedures. CMS generally reimburses hospitals for services provided during an inpatient stay based on a prospective payment system that is determined by a classification system known as Medicare-Severity Diagnostic Related Groupings, or DRGs and Ambulatory Payment Classifications, or APCs for hospital outpatient services. MS-DRGs are assigned using a number of factors including the principal diagnosis, major procedures, discharged status, patient age and complicating secondary diagnoses among other things.

On October 1, 2008, CMS and NCHS issued a new family of ICD-9-CM procedure codes for “Robotically Assisted Procedures”. For laparoscopic procedures completed with the da Vinci System, U.S. hospitals are expected to report the primary surgical procedure code, along with ICD-9-CM 17.42, to describe a laparoscopic robotic assisted procedure. The purpose of the ICD-9-CM family of procedure codes, 17.4X, is to gather data on robotic assisted surgical procedures. It does not influence the amount paid to hospitals. A surgical procedure, completed with or without robotic assistance, continues to be assigned to the same MS-DRG.

Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and surgical services. Reimbursement rates from private companies vary depending on the procedure performed, the third party payor and other factors. Because both hospitals and physicians receive the same reimbursement amount for their respective services regardless of the actual costs incurred by the hospital or physician in furnishing the care and is unrelated to the specific products used in that procedure, hospitals and physicians may decide not to use our products if reimbursement amounts are insufficient to cover any additional costs that hospitals incur in purchasing our products.

Domestic institutions typically bill for the primary surgical procedure that includes our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because our da Vinci Surgical System has been cleared for commercial distribution in the United States by the FDA, Medicare coverage and reimbursement are generally available for the primary surgical procedure using our device. We believe that the additional procedures we intend to target are established surgical procedures that are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may need to seek a unique CPTcode for robotic-assisted surgery from the AMA and/or work with CMS to obtain coverage and/or establish a higher reimbursement amount. If an application for a unique code or modifier is required, reimbursement for any use of our products may be unavailable until appropriate new code is granted. The application process, from filing until adoption of a new code, can take two or more years.

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

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers will have to pay an excise tax (or sales tax) of 2.3 percent of certain U.S. medical device revenues. Though there are some exceptions to the excise tax, this excise tax applies to most of the Company’s products and product candidates sold within the U.S..

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. The PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the new federal legislation and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.

Employees

As of December 31, 2010, we had 1,660 employees, 218 of whom were engaged directly in research and development, 511 in manufacturing and service and 931 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Website Access to Reports

We make our periodic and current reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics Policy and any amendments to those reports, available free of charge, on our website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings,” on the Company—Investor Relations portion of our website. We periodically webcast company announcements, product launch events and executive presentations which can be viewed via our Investor Relations web site. Additionally, we provide notifications of our material news including SEC filings, investor events, and press releases as part of our Investor Relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and any references to these web sites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR BUSINESS

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

The da Vinci Surgical System and our other products represent a fundamentally new way of performing surgery. Achieving physician, patient and third-party payor acceptance of da Vinci surgery as a preferred method of performing surgery will be crucial to our success. If our products fail to achieve market acceptance, hospitals will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians and third-party payors acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives.

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

ECONOMIC CONDITIONS COULD MATERIALLY ADVERSELY AFFECT OUR COMPANY.

During 2009 and 2008, the global economy experienced a severe downturn due to the sequential effects of the subprime lending crisis, the credit market crisis, collateral effects on the finance and banking industries, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Uncertainty about current global economic conditions continue to pose a risk as customers may postpone spending in response to restraints on credit. There could be additional effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance the development and/or manufacture of our products resulting in product delays, and the inability of our customers and distributors, to obtain credit to finance purchases of our products. If conditions worsen or if the improved economic conditions are slower than anticipated, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on our revenue, profitability and the market price of our stock.

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

WE EXPERIENCE LONG AND VARIABLE CAPITAL SALES CYCLES AND SEASONALITY IN OUR BUSINESS, WHICH MAY CAUSE FLUCTUATIONS IN OUR FINANCIAL RESULTS.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and its purchase generally requires the approval of senior management of hospitals , their parent organizations, purchasing groups, and government bodies, as applicable. This approval process can be lengthy. In addition, hospitals may delay or accelerate system purchases in conjunction with timing of their capital budget timelines. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales. Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, and lighter in the third and first fiscal quarters and heavier in the fourth fiscal quarter.

Recently, we have experienced procedure growth for a number of benign conditions, including hysterectomies for benign conditions, sacrocolpoplexies, myomectomies, and certain other surgeries. Surgeries for benign conditions represented more than 40% of our total procedures in 2010. Many of these types of surgeries may be postponed in the short term by patients to avoid vacation periods and for other personal scheduling reasons. Patients may also accelerate procedures to take advantage of insurance funding cut-off dates. Historically, we have experienced lower procedure counts in the third fiscal quarter, higher procedure counts in the fourth fiscal quarter and lower procedure counts in the first fiscal quarter. Timing of procedures and changes in procedure growth directly affect the timing of instrument and accessory purchases and capital purchases.

The above factors may contribute to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and costs of such products.

INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR INTERNATIONAL ACTIVITIES.

Our business currently depends in part on our activities in Europe and other foreign markets. Revenue from markets outside of the United States accounted for approximately 20%, 21%, and 22% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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

IF INSTITUTIONS OR SURGEONS ARE UNABLE TO OBTAIN COVERAGE AND REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.

In the United States, hospitals generally bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. Please see our risk factor below titled “Healthcare Policy Changes, Including Recently Enacted Legislation Reforming the U.S. Healthcare System, May Have a Material Adverse Effect on Our Financial Condition and Results of Operations” and “Healthcare Reforms, Changes in Healthcare Policies and Changes to Third-Party Reimbursements May Affect Demand for Our Products” for additional risks related to the ability of institutions or surgeons to obtain reimbursements.

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

On August 6, 2010, a purported class action lawsuit was filed against us and several of our officers and directors in the United States District Court for the Northern District of California seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that we violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. Two purported derivative actions making substantially similar allegations were filed in the Superior Court of California for the County of Santa Clara shortly thereafter. Those actions are described more fully under “Part I, Item 3, Legal Proceedings.”

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

At December 31, 2010, we held $18.6 million in auction rate securities (ARS), whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. Accordingly, changes in associated market value during the year ended December 31, 2010 have been recorded through other comprehensive income. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturer will have to pay an excise tax (or sales tax) of 2.3 percent of certain U.S. medical device revenues. Though there are some exceptions to the excise tax, this excise tax does applies to all of our products and product candidates sold within the U.S..

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the new federal legislation and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

HEALTHCARE REFORMS, CHANGES IN HEALTHCARE POLICIES AND CHANGES TO THIRD-PARTY COVERAGE AND REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS.

The U. S. government has in the past considered, is currently considering and may in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. While we believe that minimally invasive surgery using da Vinci Surgical Systems reduces healthcare costs, future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

WE ARE SUBJECT TO FEDERAL, STATE AND FOREIGN LAWS GOVERNING OUR BUSINESS PRACTICES WHICH, IF VIOLATED, COULD RESULT IN SUBSTANTIAL PENALTIES. ADDITIONALLY, CHALLENGES TO OR INVESTIGATION INTO OUR PRACTICES COULD CAUSE ADVERSE PUBLICITY AND BE COSTLY TO RESPOND TO AND THUS COULD HARM OUR BUSINESS.

The Medicare and Medicaid “anti-kickback” laws, and several similar state laws, prohibit payments or other remuneration that is intended to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. . Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Moreover, some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating “anti-kickback” laws can result in civil and criminal penalties, which can be substantial and include potential exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations.

The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information must be made publicly available in a searchable format beginning September 30, 2013. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties in the U.S. and/or abroad. These numerous and sometimes conflicting laws and regulations include US laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission. Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. Changes in the FDA 510(k) process could make approval more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain approval for our products. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, or the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

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

Our last inspection occurred in July 2010 and the FDA issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and manufacturing/inspection handling. We later responded to each observation with proposed corrective actions. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations.

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

As we modify existing products or develop new products in the future, including new instruments, we currently plan to apply for permission to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark permissions we have already obtained. We do not know whether we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the EU, which would have a material adverse effect on our results of operations.

In November 2009, we received Shonin approval from the Japanese MHLW for our da Vinci S System and certain of our instruments and accessories for use in certain da Vinci surgical procedures. We may seek additional approvals for other products and/or procedures, however, there can be no assurance that such approvals will be granted. In addition, given that only a subset of our instruments have been approved it is possible, depending on surgeon preference, that approved procedures will be adopted slowly or not at all. We are currently focusing efforts on obtaining the appropriate reimbursement approvals for da Vinci procedures in Japan. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan.

IF OUR MANUFACTURING FACILITIES DO NOT CONTINUE TO MEET FEDERAL, STATE OR EUROPEAN MANUFACTURING STANDARDS, WE MAY BE REQUIRED TO TEMPORARILY CEASE ALL OR PART OF OUR MANUFACTURING OPERATIONS, WHICH WOULD RESULT IN PRODUCT DELIVERY DELAYS AND LOST REVENUE.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements contained in the QSR. We are also required to comply with International Organization for Standardization, or ISO, quality system standards in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. Our last inspection occurred in July 2010 and the FDA issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and manufacturing/inspection handling. We later responded to each observation with proposed corrective actions. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We continue to be subject to FDA inspections at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards in future inspections and audits by regulatory authorities.

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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.

The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2009, the NASDAQ closing price of one share of our common stock reached a high of $306.58 and a low of $85.33 and during fiscal 2010, it reached a high of $388.01 and a low of $247.50. Our stock price can fluctuate for a number of reasons, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2010, we owned approximately 540,000 square feet of space on 33 acres of land in Sunnyvale, California, where we house our headquarters, research and development, service, and support functions, and certain of our manufacturing operations. In addition, we entered into an agreement in August 2010 to purchase 17.7 acres of land and buildings for $33.0 million in Sunnyvale, California by June 2011. We lease 18,000 square feet of space in Sunnyvale, California for logistics and inventory, approximately 5,000 square feet of space for research and development in Milford, Connecticut, approximately 5,000 square feet of space for our international headquarters in Aubonne, Switzerland and a 34,000 square-foot building in Mexicali, Mexico where we manufacture most of our Endowrist instruments. We also lease facilities for sales and operations in Tokyo, Japan and Shanghai, China.

ITEM 3. LEGAL PROCEEDINGS

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

Purported Derivative Actions

On August 19, 2010, an alleged shareholder caused a purported shareholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for the company’s benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorney’s fees. On September 15, 2010, another purported shareholder filed an essentially identical lawsuit entitled Applbaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of our current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is being traded on The NASDAQ Global Select Market under the symbol “ISRG.” The following table sets forth the high and low closing prices of our common stock for each period indicated and are as reported by NASDAQ.

	2010		2009
Fiscal	High	Low	High	Low
First Quarter	$362.80	$304.39	$132.41	$85.33
Second Quarter	$388.01	$311.90	$166.52	$94.33
Third Quarter	$340.51	$265.03	$262.25	$142.60
Fourth Quarter	$292.89	$247.50	$306.58	$246.35

As of January 20, 2011, there were 480 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information as of December 31, 2010 for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,588,376	$204.42	2,050,528
Equity compensation plans not approved by security holders	224,694	$303.20	75,306

Total	4,813,070	$209.03	2,125,834

RECENT SALE OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

On March 4, 2009, we announced that our Board of Directors (the “Board”) had authorized the repurchase of up to $300.0 million of our common stock. In the first quarter ended March 31, 2009, we repurchased $150.0 million of our common stock, leaving $150.0 million remaining to be repurchased under the program. On July 23, 2010, we announced that the Board authorized an additional $150.0 million for share repurchase, with no specific expiration date, increasing the remaining amount to be repurchased under the program to $300.0 million.

The table below summarizes our share repurchase activity for the three months ended December 31, 2010:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
October 1, 2010 to October 31, 2010	40,000	$265.28	40,000	$230.5 million
November 1, 2010 to November 30, 2010	290,000	$265.28	290,000	$153.6 million
December 1, 2010 to December 31, 2010	200,000	$261.29	200,000	$101.3 million

Total during quarter ended December 31, 2010	530,000	$263.77	530,000	$101.3 million

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2005 and December 31, 2010, with the cumulative total return of (i) the S&P Healthcare Index, (ii) the Nasdaq Composite Index and (iii) the S&P 500 Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2005 in our common stock, the S&P Healthcare Index, the Nasdaq Composite Index, and the S&P 500 Index and assumes the reinvestment of dividends, if any. We included the comparison with the S&P 500 Index because our Company became a component of the S&P 500 Index on June 2, 2008.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Intuitive Surgical, Inc.	100.00	81.78	275.43	108.29	258.74	219.79
NASDAQ Composite	100.00	109.52	120.27	71.51	102.89	120.29
S&P Healthcare Index	100.00	105.78	111.49	84.20	98.57	99.26
S&P 500 Index	100.00	113.62	117.63	72.36	89.33	100.75

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share amounts and headcount)
Revenue	$1,413.0	$1,052.2	$874.9	$600.8	$372.7
Gross profit	$1,030.0	$751.1	$620.8	$414.3	$247.8
Net income (1)	$381.8	$232.6	$204.3	$144.5	$72.0
Net income per common share:
Basic	$9.74	$6.07	$5.26	$3.82	$1.96
Diluted	$9.47	$5.93	$5.12	$3.70	$1.89
Shares used in computing basic and diluted net income per share:
Basic	39.2	38.3	38.9	37.8	36.7
Diluted	40.3	39.2	39.9	39.0	38.1
Cash, cash equivalents and investments	$1,608.9	$1,172.0	$901.9	$635.4	$330.3
Total assets	$2,390.4	$1,809.7	$1,474.6	$1,040.0	$671.8
Long-term liabilities	$79.2	$69.6	$43.3	$19.6	$1.4
Shareholders’ equity	$2,037.4	$1,537.3	$1,266.8	$888.7	$589.7
Total headcount	1,660	1,263	1,049	764	563

(1)	Net income for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 included stock-based compensation expense under U.S. GAAP of $78.4 million, $70.5 million, $53.4 million, $23.6 million, and $16.3 million, respectively, net of tax, related to employee stock options and employee stock purchases. Net income for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 included amortization of purchased intellectual property of $16.3 million, $15.1 million, $9.8 million, $1.3 million and $0.8 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

2010 Business Events and Trends

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

By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to deliver higher value minimally invasive surgical procedures to their patients. We model patient value as equal to: procedure efficacy / invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of robotic surgery is significantly higher than competing treatment options, we have seen that patients will seek out surgeons and hospitals that offer da Vinci procedures, potentially driving a disruptive change in the marketplace and can lead to the broad adoption of robotic surgery. These adoptions occur procedure by procedure, and are driven by the relative patient value of da Vinci procedures against alternatives for the same disease state.

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories and service. The da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending on configuration and geography, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers consume our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We also generate recurring revenue from ongoing system service. We typically enter into service contracts at the time the system is sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $170,000 per year, depending on the configuration of the underlying system.

Recurring revenue has generally grown at a faster rate than system revenue. Recurring revenue increased from $419.6 million, or 48% of total revenue in 2008, to $561.7 million, or 53% of total revenue in 2009 to $752.7 million, or 53% of total revenue in 2010. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 1,752 at December 31, 2010, compared with 1,395 at December 31, 2009 and 1,111 at December 31, 2008.

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

During first quarter of 2009, we received clearances to market our da Vinci Si Surgical System in the United States and Europe.

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. During the year ended December 31, 2010, we sold 13 da Vinci S Systems in Japan. These sales were primarily made to early adopters. We are currently focusing our efforts with Johnson & Johnson K.K. Medical Company (Japan) on obtaining specific reimbursement approvals for da Vinci procedures in Japan. If we are not successful in obtaining system wide single procedure reimbursements or obtaining approvals for future products and procedures, then the demand of our products could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to meet government requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan.

2010 Business Events and Trends

Economic Environment. During the first half of 2009, the world-wide economic recession curtailed capital purchases of our da Vinci Surgical Systems. The 441 total da Vinci Surgical Systems sold in the year ended December 31, 2010 exceeded those sold during the same period of 2009 by 103 systems.

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

The da Vinci Si Surgical System was FDA approved and CE marked upon launch and is currently available in most countries other than Japan. da Vinci Si Systems are available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories, excluding endoscopes and drapes, are compatible with the da Vinci Si system. We will continue to sell, service and support the da Vinci S Surgical System. Our sales of the standard da Vinci Surgical System have substantially ended; however, we continue to service and support this product line.

Most customers who purchased da Vinci S Surgical Systems in the first quarter of 2009 were offered the opportunity to upgrade their recently purchased da Vinci S Surgical Systems to da Vinci Si Surgical Systems at a discount to the list price of our upgrade. The upgrade program also provided our customers the opportunity to return their recently purchased da Vinci S camera accessories and receive a credit towards the purchase of da Vinci Si camera or other accessories. These customers were given until June 30, 2009 to accept our offer. Total revenue in an amount equal to the discount, of approximately $20.1 million, was deferred in the first quarter of 2009. During the second quarter of 2009, we recognized $13.8 million of revenue from offers declined, upgrades completed or accessories delivered. In the third quarter of 2009, we completed all accepted da Vinci Si system upgrade offers and recognized the remaining $6.3 million of deferred revenue. The deferral and subsequent recognition did not impact the comparability of the results for the year ended 2010 to any other year.

Market acceptance of the da Vinci Si Surgical System has been positive since its market introduction in the second quarter of 2009. In the year ended December 31, 2010, 372 out of 441 systems sold were da Vinci Si Surgical Systems, representing approximately 84% of system sales.

In the third quarter of 2010, we introduced the new Si-e model of the da Vinci Surgical System. The 3-arm Si-e System is designed to deliver core da Vinci functionality, providing a flexible, capable and economical solution for many robotic-assisted procedures. The da Vinci Si-e system is fully upgradeable to the da Vinci Si model by adding a fourth arm (third instrument arm), and other enhancements. During the year ended December 31, 2010, we sold 9 da Vinci Si-e systems.

In the fourth quarter of 2010, we introduced the da Vinci Skills Simulator. The simulator is a practice tool which will begin shipping in early 2011 for the da Vinci Si Surgical System that gives a user the opportunity to practice his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. The suite of exercises includes novice, intermediate, and advanced levels. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The Skills Simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System.

2010 Financial Highlights

•	Total revenue increased to $1,413.0 million, or 34%, during the year ended December 31, 2010 from $1,052.2 million during the year ended December 31, 2009.

•	Approximately 278,000 da Vinci procedures were performed during the year ended December 31, 2010, up approximately 35% from last year.

•	Instruments and accessories revenue increased to $528.8 million or 36% during the year ended December 31, 2010 from $389.4 million during the year ended December 31, 2009.

•

Recurring revenue increased to $752.7 million, or 34% during the year ended December 31, 2010, representing 53% of total revenue from $561.7 million during the year ended December 31, 2009, representing 53% of total revenue.

•	We sold 441 da Vinci Surgical Systems during the year ended December 31, 2010, compared with 338 for the year ended December 31, 2009.

•	System revenue increased to $660.3 million, or 35% during the year ended December 31, 2010 from $490.5 million during the year ended December 31, 2009.

•	As of December 31, 2010, we had a da Vinci Surgical System installed base of 1,752 systems, 1,285 in the United States, 316 in Europe, and 151 in the rest of the world.

•

Operating income increased to $555.2 million, or 47% during the year ended December 31, 2010 compared to $377.4 million during the year ended December 31, 2009. Operating income included $117.6 million and $97.0 million during the years ended December 31, 2010 and 2009, respectively, of stock-based compensation expense related to employee stock programs.

•

We ended fiscal 2010 with $1,608.9 million in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $436.9 million during 2010 driven by cash flow from operations and $141.1 million generated from employee stock programs, partially offset by $198.6 million used to repurchase and retire 0.7 million shares of common stock, and $96.0 million used for capital expenditure and the purchase of intellectual property.

Procedure adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and it is being adopted for those procedures which offer greater patient value than non da Vinci alternatives . We believe the value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

An increasing body of peer review literature has indicated that dVP offers improved functional outcomes compared to traditional open prostatectomy with less surgical and post-surgical morbidity. Favorable clinical outcomes have also been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities when compared to open surgery.

In 2010, approximately 278,000 surgical procedures were performed with the da Vinci Surgical System, up approximately 35% compared to 2009. The growth in our overall procedure volume was driven primarily by: da Vinci Hysterectomy (dVH) in the U.S., da Vinci Prostatectomy (dVP) outside the U.S. and pull-through procedures in the Urology and Gynecology categories (Nephrectomy (partial and full), Sacralcolpopexy, Myomectomy, Cystectomy, Pyeloplasty) in the U.S.

During 2010, dVH became our highest volume procedure, surpassing dVP. dVH procedure volume grew from approximately 69,000 cases in 2009 to approximately 110,000 cases in 2010, of which approximately 32,000 were for the treatment of cancer and the remaining 78,000 related to benign conditions. The very large majority of our 2010 dVH volume came from the US market, where we estimate the total annual addressable robotic market to be approximately 300,000 to 350,000 cases, of which about 50,000 are for cancer.

dVP procedure volume grew from approximately 90,000 cases in 2009 to approximately 98,000 cases worldwide, in 2010. The large majority of the approximately 85,000 prostatectomies performed each year in the US are done robotically with the da Vinci. 2010 US dVP volume was essentially flat, with the majority of our 2010 worldwide dVP growth coming from European markets.

Other procedures (non-dVH/dVP) grew over 50% in 2010 to approximately 70,000 cases. Growth in these other da Vinci procedures is comprised of pull-through procedures such as da Vinci Partial Nephrectomy in Urology and da Vinci Sacralcopopexy in Gynecology as well as other procedures, which we term emerging procedures. Emerging procedures are earlier in their development, such as da Vinci Transoral Robotic Surgery (TORS) in head and neck surgery. While early results in emerging procedures are encouraging and may point to significant patient value, their growth is off of a small absolute base and their future growth rates are uncertain.

Technology Acquisitions

We continue to make several strategic acquisitions of intellectual property and related technologies. Total investments in intellectual property and related technologies during the year ended December 31, 2010 were $38.2 million, compared to $25.7 during the year ended December 31, 2009. Amortization expense related to purchased intellectual property for the year ended December 31, 2010 and 2009 were $16.3 million and $15.1 million, respectively.

Building Acquisition

During the third quarter of 2010, we entered into an agreement to purchase 17.7 acres of land and buildings for $33.0 million in Sunnyvale, California by June 2011. This property is in close proximity to our existing headquarters. Although we entered into the agreement to support the potential growth of our business there is no guarantee that the planned growth and expansion will take place in the timeframe we expected, or at all.

Results of Operations

The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions):

	Year Ended December 31,
	2010	% of total revenue	2009	% of total revenue	2008	% of total revenue
Revenue:
Product	$1,189.1	84%	$879.9	84%	$748.3	86%
Service	223.9	16%	172.3	16%	126.6	14%

Total revenue	1,413.0	100%	1,052.2	100%	874.9	100%
Cost of revenue:
Product	297.3	21%	237.6	23%	200.1	23%
Service	85.7	6%	63.5	6%	54.0	6%

Total cost of revenue	383.0	27%	301.1	29%	254.1	29%
Product gross profit	891.8	63%	642.3	61%	548.2	63%
Service gross profit	138.2	10%	108.8	10%	72.6	8%

Gross profit	1,030.0	73%	751.1	71%	620.8	71%

Operating expenses:
Selling, general and administrative	358.8	25%	278.6	26%	230.6	26%
Research and development	116.0	8%	95.1	9%	79.4	9%

Total operating expenses	474.8	33%	373.7	35%	310.0	35%

Income from operations	555.2	40%	377.4	36%	310.8	36%
Interest and other income, net	17.1	1%	18.7	2%	24.4	2%

Income before income taxes	572.3	41%	396.1	38%	335.2	38%
Income tax expense	190.5	14%	163.5	16%	130.9	15%

Net income	$381.8	27%	$232.6	22%	$204.3	23%

Total Revenue

Total revenue increased by 34% and 20% during the years ended December 31, 2010 and 2009, respectively. Total revenue increased to $1,413.0 million during the year ended December 31, 2010 from $1,052.2 million during the year ended December 31, 2009 from $874.9 million during the year ended December 31, 2008. Total revenue growth was driven by the continued adoption of da Vinci surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure, driving higher system and recurring revenue. Our revenue growth during the periods presented reflects penetration in our target procedures. dVH and dVP are our two largest procedures, representing more than 70% of our total procedures over the past several years.

Revenue within the United States accounted for 80%, 79%, and 78% of total revenue during the years ended December 31, 2010, 2009, and 2008, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to the ability of patients to choose their provider and method of treatment in the U.S.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the years indicated (in millions, except unit sales and percentages):

	Year Ended December 31,
Revenue	2010	2009	2008
Instruments and accessories	$528.8	$389.4	$293.0
Systems	660.3	490.5	455.3

Total product revenue	1,189.1	879.9	748.3
Services	223.9	172.3	126.6

Total revenue	$1,413.0	$1,052.2	$874.9

Recurring revenue	$752.7	$561.7	$419.6
% of total revenue	53%	53%	48%
Revenue—Domestic	$1,126.0	$827.0	$679.7
Revenue—International	287.0	225.2	195.2

Total revenue	$1,413.0	$1,052.2	$874.9

Domestic Unit Sales	335	252	246
International Unit Sales	106	86	89

Total Unit Sales	441	338	335

Product Revenue

Product revenue increased to $1,189.1 million during the year ended December 31, 2010 from $879.9 million during the year ended December 31, 2009.

Instruments and accessories revenue increased to $528.8 million for the year ended December 31, 2010, up 36% compared with $389.4 million for the year ended December 31, 2009. The increase in revenue was driven by an increase in procedures performed and, to a lesser extent, higher initial instrument and accessory stocking orders associated with higher 2010 system unit sales.

Procedure growth occurred in all of our targeted procedures with dVH and dVP being the largest drivers of growth. Utilization per installed system for the year ended December 31, 2010 also increased as compared with the year ended December 31, 2009. Instrument and accessory list pricing remained unchanged from 2009 to 2010.

Systems revenue increased to $660.3 million during the year ended December 31, 2010, up 35% from $490.5 million during the year ended December 31, 2009 primarily due to 103 more systems sold in 2010. We sold 441 da Vinci Surgical Systems during the year ended December 31, 2010, compared with 338 in the year ended December 31, 2009. 372 of the 441 systems sold during the year ended December 31, 2010 were the da Vinci Si Surgical Systems, of which 68 systems were dual console configurations. We had 75 da Vinci standard and 9 da Vinci S Surgical Systems traded in during the year ended December 31, 2010, compared with 54 standard systems traded in during the year ended December 31, 2009. All 9 of the 2010 da Vinci S trade ins occurred during the fourth quarter. Prior to the fourth quarter 2010, transactions involving customers transitioning from da Vinci S to a da Vinci Si system were included in upgrade revenue and excluded from the system count. The fourth quarter 2010 treatment reflects the current nature of the higher-priced transactions where customers are now shipped completely new da Vinci Si systems in exchange for their used da Vinci Ss, rather than receiving component level field upgrades of their da Vinci S units. The 2010 average selling price (ASP) of $1.44 million was higher than the 2009 ASP of $1.39 million, resulting from a higher percentage of the higher-priced single and dual console da Vinci Si Surgical Systems in the systems product mix. System upgrade revenue was $25.1 million for the year ended December 31, 2010 compared to $19.1 million for the year ended 2009.

Product revenue increased to $879.9 million during the year ended December 31, 2009 from $748.3 million during the year ended December 31, 2008.

Instruments and accessories revenue increased to $389.4 million for the year ended December 31, 2009, up 33%, compared with $293.0 million for the year ended December 31, 2008. The increase in revenue was driven by an increase in procedures performed. Procedure growth occurred in all of our targeted procedures with dVH and dVP being the largest drivers of growth. Utilization per installed system for the year ended December 31, 2009 also increased as compared with the year ended December 31, 2008. Instrument and accessory list pricing remained unchanged from 2008 to 2009.

Instrument and accessory revenue per procedure declined approximately 12% during 2009 primarily due to the impact of initial stocking orders. The amount of revenue related to stocking orders is less impactful as the base of installed systems grows. In addition, we believe our customers are becoming more efficient in their use of instruments and accessories as their procedure volumes increase. We expect these factors to continue to cause a decrease in our ratio of instrument and accessory revenue per procedure in the future.

Systems revenue increased to $490.5 million during the year ended December 31, 2009, up 8% from $455.3 million during the year ended December 31, 2008 primarily due to more 2009 system upgrade revenue, higher 2009 ASP, and 3 more systems sold. System upgrade revenue for the year ended December 31, 2009 increased to $19.2 million compared to $5.7 million for the year ended December 31, 2008, driven by the impact of 2009 da Vinci Si system upgrades. The 2009 ASP of $1.39 million was higher than the 2008 ASP of $1.34 million, primarily associated with the introduction of the da Vinci Si systems. We sold 338 da Vinci Surgical Systems during 2009, compared with 335 systems sold during 2008. 209 of 338 systems sold during 2009 were da Vinci Si Systems.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 30% to $223.9 million for the year ended December 31, 2010 from $172.3 million for the year ended December 31, 2009. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for 2010 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Service revenue increased to $172.3 million for the year ended December 31, 2009, up 36% from $126.6 million for the year ended December 31, 2008. Higher service revenue for 2009 was driven by a larger base of da Vinci Surgical Systems and higher priced da Vinci Si service contract billings. The average service revenue per system was approximately $143,000 during the year ended December 31, 2009 compared with $139,000 during the year ended December 31, 2008, increasing primarily due to the slightly higher da Vinci Si contract rates.

Gross Profit

Product gross profit during the year ended December 31, 2010 increased 39% to $891.8 million, or 75.0% of product revenue, compared to $642.3 million, or 73.0% of product revenue, during the year ended December 31, 2009. The higher product gross profit was driven by higher 2010 product revenue, as described above. The higher product gross profit percentage was driven by higher 2010 system ASPs, system and instrument material cost reductions, lower 2010 charges for excess and obsolete inventory, and leveraging manufacturing overhead across higher revenue. Product gross profit for the year ended December 31, 2010 and 2009 reflected stock-based compensation expense of $9.6 million and $7.7 million, respectively.

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

Service gross profit during the year ended December 31, 2010 increased to $138.2 million, or 61.8% of service revenue, compared to $108.8 million, or 63.1% of service revenue during the year ended December 31, 2009. The higher 2010 service gross profit was driven by a larger installed base. The lower 2010 gross service profit percentage was primarily driven by higher 2010 field upgrade costs. Service gross profit during the years ended December 31, 2010 and 2009 reflected stock-based compensation expense of $8.4 million and $6.6 million, respectively.

Service gross profit during the year ended December 31, 2009 was $108.8 million, or 63.1% of service revenue, compared to $72.5 million, or 57.3% of service revenue during the year ended December 31, 2008. The higher 2009 service gross profit was driven by a larger installed base. The higher 2009 gross service profit percentage was driven by leveraging service costs across a larger base of installed systems and lower service parts consumption and repair costs per system due to product quality and productivity gains. Service gross profit during the years ended December 31, 2009 and 2008 reflected stock-based compensation expense of $6.6 million and $5.1 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the year ended December 31, 2010 increased 29% to $358.8 million compared to $278.6 million for the year ended December 31, 2009. The increases were due to organizational growth to support our expanding business, particularly in the expansion of our clinical sales force, where headcount increased from 309 at December 31, 2009 to 467 at December 31, 2010, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2010 and 2009 were $77.0 million and $61.3 million, respectively.

Selling, general and administrative expenses for the year ended December 31, 2009 increased 21% to $278.6 million compared to $230.6 million for the year ended December 31, 2008. The increase is due to organizational growth to support our expanding business, particularly in U.S. field sales, higher commissions and other variable compensation related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2009 and 2008 were $61.3 million and $48.1 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses during the year ended December 31, 2010 increased 22% to $116.0 million compared to $95.1 million during the year ended December 31, 2009. The increase is due to the growth in our research and development organization, and higher product prototype expenses. Amortization expense related to purchased intellectual property during the years ended December 31, 2010 and 2009 was $14.4 million. Stock-based compensation expense charged to research and development expense during the years ended December 31, 2010 and 2009 were $22.6 million and $21.4 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including the co-development arrangement with industry partners, will continue to increase in the future.

Research and development expenses during the year ended December 31, 2009 increased 20% to $95.1 million compared to $79.4 million during the year ended December 31, 2008. The increase is due to the growth in our research and development organization, higher product prototype expenses, higher amortization expenses of purchased intellectual property, and higher stock-based compensation expense. Amortization expenses related to purchased intellectual property during the year ended December 31, 2009 was $14.4 million, compared to $9.1 million during the year ended December 31, 2008. Stock-based compensation expense charged to research and development expense during the years ended December 31, 2009 and 2008 were $21.4 million and $17.1 million, respectively.

Interest and Other Income, Net

Interest and other income, net, was $17.1 million during the year ended December 31, 2010, compared to $18.7 million for the year ended December 31, 2009. Lower interest and other income, net for the year ended December 31, 2010 was driven by lower interest rates earned on cash and investment balances in 2010, partially offset by fluctuations in foreign exchange gains and losses.

Interest and other income, net, was $18.7 million during the year ended December 31, 2009, compared to $24.4 million for the year ended December 31, 2008. The decline of $5.7 million during the year ended December 31, 2009 was primarily due to lower interest rates earned on cash and investment balances in 2009.

Income Tax Expense

Our income tax expense was $190.5 million, $163.5 million, and $130.9 million during the years ended December 31, 2010, 2009, and 2008, respectively. The effective tax rate for 2010 was approximately 33.3%, which differed from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit and non-deductible stock option compensation, offset by 2010 research and development (“R&D”) credit, and by the effect of income earned by certain of our foreign subsidiaries being taxed at rates lower than the federal statutory rate. We intend these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for 2009 was approximately 41.3%, which differed from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit and non-deductible stock option compensation, partially offset by R&D credit and domestic production deductions generated in 2009. The effective tax rate for 2008 was approximately 39.0%, which differed from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit and non-deductible stock option compensation, partially offset by R&D credit and domestic production deductions generated in 2008. The lower effective tax rate in 2010 as compared to 2009 and 2008 is due primarily to an increase in foreign earnings on which U.S. income taxes have not been provided as such earnings are intended to be indefinitely reinvested outside the U.S.

In December 2010, a retroactive two-year extension of federal R&D credit through the end of year 2011 was signed into law. The federal R&D credit has previously expired at the end of year 2009. As a result of this change in federal tax law, we recorded a federal R&D credit benefit of $4.6 million for the full year 2010 discretely in the fourth quarter of 2010.

A California tax law change enacted in February 2009 allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of our anticipated election of the single sales factor, in accordance with ASC 740, “Income Taxes,” we have re-measured our deferred tax assets in the first quarter of 2009, taking into account the reversal pattern and the expected California tax rate under the elective single sales factor.

Liquidity And Capital Resources

Sources and Uses of Cash

Cash generation is one of the fundamental strengths of our business model and provides us with substantial financial flexibility in meeting our operating, investing and financing needs. Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $901.9 million at December 31, 2008, to $1,172.0 million at December 31, 2009, to $1,608.9 million at December 31, 2010.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for discussion on impact of interest rate risk and market risk on our investment portfolio.

Consolidated Cash Flow Data

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Net cash provided by (used in)
Operating activities	$528.0	$385.1	$278.2
Investing activities	(476.5)	(292.4)	(304.5)
Financing activities	7.7	(66.2)	98.0
Effect of exchange rates on cash and cash equivalents	(0.8)	0.3	0.1

Net increase in cash and cash equivalents	$58.4	$26.8	$71.8

Operating Activities

During the year ended December 31, 2010, cash flow from operations of $528.0 million exceeded our net income of $381.8 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $129.2 million during the year ended December 31, 2010.

2)	Cash provided by working capital during the year ended December 31, 2010 was approximately $17.0 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Inventory increased by $29.2 million or 51% in 2010. The growth in inventory reflects increased revenue, increases to ensure adequate supply of key components as December 31st quantities were below optimal levels and inventory associated with new product introductions. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $26.5 million or 26% in 2010 related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $60.1 million or 35% in 2010, primarily due to timing of vendor and tax payments and employee compensation during 2010.

During the year ended December 31, 2009, cash flow from operations of $385.1 million exceeded our net income of $232.6 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $114.5 million during the year ended December 31, 2009.

2)	Cash provided by working capital and other assets during the year ended December 31, 2009 was approximately $38.0 million.

Working capital is comprised primarily of accounts receivable, deferred revenue and other liabilities. Accounts receivable increased $35.3 million or 21% in 2009, primarily reflecting increased revenue. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $21.3 million or 27% in 2009, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $52.4 million or 41% in 2009, reflecting changes in the volume of our business and timing of vendor payments and increase in unrecognized tax benefits.

During the year ended December 31, 2008, cash flow from operations of $278.2 million exceeded our net income of $204.3 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $83.9 million during the year ended December 31, 2008.

2)	We experienced rapid growth in our business with revenues increasing 46% during the year ended December 31, 2008. Our net investment in working capital and other operating assets totaled $9.9 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other current liabilities. Accounts receivable increased $39.7 million or 30% in 2008, primarily reflecting increased revenue. Inventory increased $31.1 million or 96% in 2008 primarily due to lower than expected system revenue in the fourth quarter of fiscal 2008. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $24.6 million or 45% in 2008, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $32.4 million or 34% in 2008, reflecting changes in the volume of our business, timing of vendor payments and increase in unrecognized tax benefits.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2010, 2009, and 2008 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $380.5 million, $239.0 million and $198.5 million, respectively, and purchases of property and equipment and licensing of intellectual property of $96.0 million, $53.4 million and $106.0 million, respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital-intensive business.

Financing Activities

Net cash provided by financing activities in 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $141.1 million and excess tax benefits from stock-based compensation of $65.2 million, offset by $198.6 million for the repurchase of approximately 0.7 million shares of our common stock through open market transactions. Net cash used in financing activities in 2009 consisted primarily of $150.0 million used for the repurchase of 1.4 million shares of our common stock through an accelerated repurchase program, offset by proceeds from stock option exercises and employee stock purchases of $58.7 million, and excess tax benefits from stock-based compensation of $25.1 million. Net cash provided by financing activities in 2008 consisted primarily of proceeds from stock option exercises and employee stock purchases of $44.7 million and excess tax benefits from stock-based compensation of $53.3 million.

Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products investments. In 2010, we made substantial investments in our sales force, product development activities, facilities and intellectual property. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2010 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$4.8	$2.1	$1.9	$0.5	$0.3
Purchase commitments and obligations	212.2	210.8	1.4	—	—

Total contractual obligations	$217.0	$212.9	$3.3	$0.5	$0.3

Operating leases. We lease office spaces in the United States, Switzerland, Mexico, Japan and China. We also lease automobiles for certain sales and field service employees. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year.

Purchase commitments and obligations. These amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services, acquisition and licensing of intellectual property and commitment to purchase land and buildings in Sunnyvale, California. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition to the above, we have committed to make potential future milestone payments to third parties as part of licensing, collaboration and development arrangements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our Consolidated Balance Sheets and have not been included in the table above.

Other commitments. We are unable to make a reasonably reliable estimate as to when payments may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above.

Off-Balance-Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

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

All of the securities classified as Level 3 instruments are municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. These ARS securities represent approximately 1% of our total investment portfolio as of December 31, 2010. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. On June 30, 2010, pursuant to the terms of the UBS rights offering, we exercised our right to sell all ARS subject to the rights offering to UBS at the par value of $34.4 million. As a result on July 1, 2010, we received the full par value in cash from UBS. The remainder of the ARS investment portfolio (approximately $22.6 million, par value) is classified as available-for-sales securities. Accordingly, the change in associated market value has been recorded against other comprehensive income during the year ended December 31, 2010. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

No impairment charges were recorded during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010 and 2009, our cumulative unrealized gains related to our investments classified as available-for-sale was approximately $1.3 million and $0.9 million, respectively.

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

Goodwill and intangible assets with indefinite lives are subject to an annual impairment review (or more frequent if impairment indicators arise) by applying a fair-value based test. There have been no impairments from the analysis required by U.S. GAAP.

Identifiable intangible assets with finite lives are subject to impairment testing and are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. We evaluate the recoverability of the carrying value of these identifiable intangibles based on estimated undiscounted cash flows to be generated from such assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

We have intangible assets and goodwill on our balance sheet. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. We conducted the required intangible assets impairment review during the fourth quarter of 2010. No impairment charge or material accelerated amortization was recorded for the years ended December 31, 2010, 2009 and 2008. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

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

These new accounting principles do not generally change the units of accounting for our revenue transactions and we continue to have system and service as the different elements in our multiple element arrangements. For multiple element arrangements entered into on or after January 1, 2010, we allocate revenue to all deliverables based on their relative selling prices. Because we have neither vendor-specific objective evidence (VSOE) nor third-party evidence of selling price ( TPE) for our systems, the allocation of revenue has been based on estimated selling prices (ESPs). The objective of ESP is to determine the price at which we would transact a sale if the product was sold on a stand-alone basis. We determine ESP for our systems by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions. We expect to review ESP regularly and maintain internal controls over the establishment and updates of these estimates. We do not expect material changes to ESPs established as of January 1, 2010 in future periods. However, since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

Hedge Accounting for Derivatives. We utilize foreign currency forward exchange contracts to hedge certain anticipated foreign currency sales transactions. When specific criteria required by relevant accounting standards have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income (OCI) rather than net income until the underlying hedged transaction affects net income. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When we determine that the transactions are no longer probable within a certain time frame, we are required to reclassify the cumulative changes in the fair values of the related hedge contracts from other comprehensive income to net income.

Accounting for stock options. We account for stock-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value. Changes in expected risk-free rate of return do not significantly impact the calculation of fair value, and determining this input is not highly subjective.

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

•

the ability to reasonably match the input variables of freely traded options to those options granted, such as the date of the grant and the exercise price, and determined that the input assumptions were comparable; and

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

U.S. GAAP requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on our reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than previously estimated forfeiture rate, we may make an adjustment that will result in a decrease to the expense recognized in the financial statements during the period when the rate was changed. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.

Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the Consolidated Statements of Income.

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets in accordance with U.S. GAAP. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in the current or subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is less than a 50% likelihood, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. We believe that we will ultimately recover substantially all of the deferred tax assets recorded on our Consolidated Balance Sheets as of December 31, 2010. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which such change takes place.

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

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and taxable or tax exempt municipal bonds (some of which may have an auction reset feature). The securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments excluding auction rate securities as of December 31, 2010 was approximately 1.1 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $3.8 million as of December 31, 2010. We do not utilize derivative financial instruments to manage our interest rate risks.

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

At December 31, 2010, we held approximately $18.6 million of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. These ARS securities represent approximately 1% of our total investment portfolio. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

For the year ended December 31, 2010, sales denominated in foreign currencies were approximately 11% of total revenue. The objective of our hedging program to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. For the year ended December 31, 2010, our revenue would have decreased by approximately $2.5 million if the U.S. dollar exchange rate would have strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account hedges and offsetting positions at December 31, 2010 would have resulted in a $0.6 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor ratings and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust its exposure to various counterparties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuitive Surgical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intuitive Surgical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and the financial statement schedule listed in the index at Item 15(a) and our report dated February 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 1, 2011

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$279.8	$221.4
Short-term investments	630.6	334.0
Accounts receivable, net of allowances of $4.8 and $4.3 at December 31, 2010 and 2009, respectively	246.8	205.4
Inventory	86.8	57.6
Prepaids and other assets	23.3	21.4
Deferred tax assets	8.5	7.3

Total current assets	1,275.8	847.1
Property, plant and equipment, net	159.8	125.7
Long-term investments	698.5	616.6
Long-term deferred tax asset	73.3	53.4
Intangible assets, net	66.1	56.2
Goodwill	116.9	110.7

Total assets	$2,390.4	$1,809.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35.6	$27.6
Accrued compensation and employee benefits	63.4	49.8
Deferred revenue	126.1	99.4
Other accrued liabilities	48.7	26.0

Total currrent liabilities	273.8	202.8
Other long-term liabilities	79.2	69.6

Total liabilities	353.0	272.4

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2010 and 2009, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 38.9 and 38.5 shares issued and outstanding as of December 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	1,316.9	1,024.3
Retained earnings	718.9	511.7
Accumulated other comprehensive income	1.6	1.3

Total stockholders’ equity	2,037.4	1,537.3

Total liabilities and stockholders’ equity	$2,390.4	$1,809.7

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Product	$1,189.1	$879.9	$748.3
Service	223.9	172.3	126.6

Total revenue	1,413.0	1,052.2	874.9
Cost of revenue:
Product	297.3	237.6	200.1
Service	85.7	63.5	54.0

Total cost of revenue	383.0	301.1	254.1

Gross profit	1,030.0	751.1	620.8

Operating expenses:
Selling, general and administrative	358.8	278.6	230.6
Research and development	116.0	95.1	79.4

Total operating expenses	474.8	373.7	310.0

Income from operations	555.2	377.4	310.8
Interest and other income, net	17.1	18.7	24.4

Income before income taxes	572.3	396.1	335.2
Income tax expense	190.5	163.5	130.9

Net income	$381.8	$232.6	$204.3

Net income per common share:
Basic	$9.74	$6.07	$5.26

Diluted	$9.47	$5.93	$5.12

Shares used in computing basic and diluted net income per common share:
Basic	39.2	38.3	38.9

Diluted	40.3	39.2	39.9

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN MILLIONS)

	Common Stock	Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2007	38.5	$—	$694.6	$193.5	$0.6	$888.7
Issuance of common stock upon exercise of options and under stock purchase plan	0.7	—	44.7	—	—	44.7
Income tax benefit from stock option exercises	—	—	55.9	—	—	55.9
Stock-based compensation expense related to employee stock plans	—	—	76.6	—	—	76.6
Components of comprehensive income, net of tax:
Net income	—	—	—	204.3	—	204.3
Other comprehensive income (loss)	—	—	—	—	(3.5)	(3.5)

Total comprehensive income						200.8

Balances at December 31, 2008	39.2	—	871.8	397.8	(2.9)	1,266.7
Issuance of common stock upon exercise of options and under stock purchase plan	0.7	—	63.2	—	—	63.2
Income tax benefit from stock option exercises	—	—	23.6	—	—	23.6
Stock-based compensation expense related to employee stock plans	—	—	97.0	—	—	97.0
Repurchase and retirement of common stock	(1.4)	—	(31.3)	(118.7)	—	(150.0)
Components of comprehensive income, net of tax:
Net income	—	—	—	232.6	—	232.6
Other comprehensive income (loss)	—	—	—	—	4.2	4.2

Total comprehensive income						236.8

Balances at December 31, 2009	38.5	—	1,024.3	511.7	1.3	1,537.3
Issuance of common stock upon exercise of options and under stock purchase plan	1.1	—	141.1	—	—	141.1
Income tax benefit from stock option exercises	—	—	57.9	—	—	57.9
Stock-based compensation expense related to employee stock plans	—	—	117.6	—	—	117.6
Repurchase and retirement of common stock	(0.7)	—	(24.0)	(174.6)	—	(198.6)
Components of comprehensive income, net of tax:
Net income	—	—	—	381.8	—	381.8
Other comprehensive income (loss)	—	—	—	—	0.3	0.3

Total comprehensive income						382.1

Balances at December 31, 2010	38.9	$—	$1,316.9	$718.9	$1.6	$2,037.4

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$381.8	$232.6	$204.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.7	19.0	14.6
Amortization of intangible assets	16.7	15.6	10.5
Deferred income taxes	(21.5)	(15.6)	(20.6)
Share-based compensation expense of stock options and employee stock purchases	117.6	97.0	76.6
Excess tax benefit from stock-based compensation	(65.2)	(25.1)	(53.3)
Income tax benefits related to stock option exercises	57.9	23.6	55.9
Changes in operating assets and liabilities:
Accounts receivable	(41.5)	(35.3)	(39.7)
Inventory	(29.2)	5.9	(31.1)
Prepaids and other assets	1.1	(6.3)	4.0
Accounts payable	8.1	7.0	(9.2)
Accrued compensation and employee benefits	13.8	12.8	6.9
Deferred revenue	26.5	21.3	24.6
Other accrued liabilities	38.2	32.6	34.7

Net cash provided by operating activities	528.0	385.1	278.2

Investing activities:
Purchase of investments	(1,385.4)	(764.5)	(732.7)
Proceeds from sales and maturities of investments	1,004.9	525.5	534.2
Purchase of property and equipment and acquisition of intellectual property	(96.0)	(53.4)	(106.0)

Net cash used in investing activities	(476.5)	(292.4)	(304.5)

Financing activities:
Proceeds from issuance of common stock, net	141.1	58.7	44.7
Excess tax benefit from stock-based compensation	65.2	25.1	53.3
Repurchase and retirement of common stock	(198.6)	(150.0)	—

Net cash (used in) provided by financing activities	7.7	(66.2)	98.0

Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.3	0.1
Net increase in cash and cash equivalents	58.4	26.8	71.8
Cash and cash equivalents, beginning of year	221.4	194.6	122.8

Cash and cash equivalents, end of year	$279.8	$221.4	$194.6

Supplemental cash flow information:
Income taxes paid	$124.4	$129.1	$61.5

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation and recognition of investments, the valuation of the revenue and allowance for sales returns and doubtful accounts; the estimation of hedging transactions; the valuation of inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities and derivative instruments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities and derivative instruments consist of various major corporations, financial institutions, municipalities and government agencies of high credit standing.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2010 and 2009, 76% and 75%, respectively, of accounts receivable were from domestic customers. No single customer represented more than 10% of net accounts receivable as of December 31, 2010 and 2009.

During the years ended December 31, 2010, 2009 and 2008, domestic revenue accounted for 80%, 79% and 78%, respectively, of total revenue, while international revenue accounted for 20%, 21% and 22%, respectively, of total revenue, for each of the years. No single customer represented more than 10% of total revenue for the years ended December 31, 2010, 2009 and 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.

Investments

Available-for-sale investments. The Company’s investments consist of U.S. treasury and U.S. government agency securities, taxable and tax exempt municipal notes, some of which may have an auction reset feature (auction rate securities or ARS), corporate notes and bonds, commercial paper, cash deposits and money market funds. The Company has designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Other-than-temporary impairment. All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2010, 2009 and 2008, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities, because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Building	up to 30 years
Building improvements	up to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Equipment and furniture	5 years
Computer equipment	3 years
Enterprise-wide software	5 years
Purchased software	Lesser of 3 years or life of license

Depreciation expense for years ended December 31, 2010, 2009 and 2008 was $23.7 million, $19.0 million and $14.6 million, respectively.

Capitalized Software Costs for Internal Use

Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of approximately $4.1 million and $4.4 million during the years ended December 31, 2010 and 2009, respectively. Upon being placed in service, these costs are depreciated over an estimated useful life of 5 years.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets, is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

The Company’s intangible assets are comprised of purchased intellectual property. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method, over their respective useful lives, which range from approximately 3 to 9 years.

Impairment of Long-lived assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2010, there has been no impairment of goodwill.

The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible and tangible assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions under U.S. GAAP. It requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. U.S. GAAP requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

See Note 9 for a detailed discussion of stock-compensation expense.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.

U.S. GAAP requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional-paid-in-capital (APIC) when the award becomes deductible are all assumed to be used to repurchase shares.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to customers for shipping and handling are reported as revenue.

Research and Development Expenses

Research and development (or “R&D”) expenses include amortization of purchased intellectual property, costs associated with co-development R&D licensing arrangements, costs of prototypes, salaries, benefits and other headcount related costs, contract and other outside service fees, and facilities and overhead costs.

Foreign Currency and Other Hedging Instruments

For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date and revenues and expenses are translated using average exchange rates in effect during the quarter. Gains and losses from foreign currency translation are included in accumulated other comprehensive income (loss) within stockholders’ equity in the Consolidated Balance Sheets. For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange gain or loss which is recorded to interest and other income, net in the same accounting period that the re-measurement occurred.

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

The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income (OCI) until the hedged item is recognized in earnings. Derivative instruments designated as cash flow hedges are de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into earnings through interest and other income, net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings.

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

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2010 and 2009, over 98% of all long-lived assets were maintained in the United States. For the years ended December 31, 2010, 2009 and 2008, 80%, 79% and 78%, respectively, of net revenue were generated in the United States.

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permit prospective or retrospective adoption, and the Company elected prospective adoption at the beginning of the first quarter of 2010. See “Revenue Recognition” section above for more details on the related accounting.

Effective January 1, 2010, the Company adopted revised guidance intended to improve disclosures related to fair value measurements, issued by FASB. This guidance requires the Company to separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also requires information related to purchases, sales, issuances, and settlements information of Level 3 financial assets to be included in the rollforward of activity. The guidance also requires the Company to provide certain disaggregated information on the fair value of financial assets and requires disclosure on valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 financial assets. The Company’s policy is to recognize transfers into or out of levels as of the actual date of the event or change in circumstances that caused the transfer.

NOTE 3. CASH, CASH EQUIVALENTS & INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents and investments as of December 31, 2010 and 2009 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Cash and cash equivalents:
Cash	$20.1	$—	$—	$20.1
Cash equivalents	259.7	—	—	259.7

Total cash and cash equivalents	$279.8	$—	$—	$279.8

Available-for-sale investments:
Short-term
Commercial paper	$79.0	$—	$—	$79.0
Municipal notes	111.8	0.4	—	112.2
U.S. corporate debt	174.1	1.3	—	175.4
U.S. treasuries	76.3	—	—	76.3
U.S. government agencies	187.4	0.3	—	187.7

Total short-term	$628.6	$2.0	$—	$630.6

Long-term
Municipal notes	$143.4	$0.3	$(4.3)	$139.4
U.S. corporate debt	300.4	1.8	(0.9)	301.3
U.S. treasuries	39.9	0.1	—	40.0
U.S. government agencies	196.7	0.3	(0.4)	196.6
Non-U.S. government securities	21.2	0.1	(0.1)	21.2

Total long-term	$701.6	$2.6	$(5.7)	$698.5

Total cash, cash equivalents and available-for-sale investments	$1,610.0	$4.6	$(5.7)	$1,608.9

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Cash and cash equivalents:
Cash	$28.6	$—	$—	$28.6
Cash equivalents	192.8	—	—	192.8

Total cash and cash equivalents	$221.4	$—	$—	$221.4

Available-for-sale investments:
Short-term
Commercial paper	$13.1	$—	$—	$13.1
Municipal notes	21.3	0.2	—	21.5
U.S. corporate debt	150.5	1.3	—	151.8
U.S. treasuries	31.6	0.2	—	31.8
U.S. government agencies	45.5	0.5	—	46.0

Total short-term	$262.0	$2.2	$—	$264.2

Long-term
Municipal notes	$161.0	$1.5	$(4.5)	$158.0
U.S. corporate debt	222.5	2.1	(0.1)	224.5
U.S. treasuries	29.5	—	(0.2)	29.3
U.S. government agencies	204.6	0.6	(0.4)	204.8

Total long-term	$617.6	$4.2	$(5.2)	$616.6

Total cash, cash equivalents and available-for-sale investments	$1,101.0	$6.4	$(5.2)	$1,102.2
Other securities (included in short-term investments):
Trading securities, auction rate securities	$62.2	$—	$—	$62.2
Put option	7.6	—	—	7.6

Total cash, cash equivalents and investments	$1,170.8	$6.4	$(5.2)	$1,172.0

The following table summarizes the maturities of the Company’s cash equivalents and available-for-sale investments at December 31, 2010 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$888.3	$890.3
Mature in one to five years	679.0	679.9
Mature in more than five years	22.6	18.6

Total	$1,589.9	$1,588.8

During the years ended December 31, 2010, 2009 and 2008, realized gains or losses recognized on the sale of investments were not significant. As of December 31, 2010 and 2009, unrealized gain on investments, net of tax, of $1.3 million and $0.9 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

The following tables present the breakdown of the available-for-sale investments with unrealized losses at December 31, 2010 and 2009 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Municipal notes	$57.5	$(0.3)	$—	$—	$57.5	$(0.3)
Auction rate securities	—	—	18.6	(4.0)	18.6	(4.0)
U.S. corporate debt	135.7	(0.9)	—	—	135.7	(0.9)
Government agencies	180.9	(0.5)	—	—	180.9	(0.5)

	$374.1	$(1.7)	$18.6	$(4.0)	$392.7	$(5.7)

December 31, 2009
Municipal notes	$16.6	$—	$—	$—	$16.6	$—
Auction rate securities.	—	—	19.0	(4.5)	19.0	(4.5)
U.S. corporate debt	56.7	(0.1)	—	—	56.7	(0.1)
U.S. treasuries	29.8	(0.2)	—	—	29.8	(0.2)
U.S. government agencies	109.0	(0.4)	—	—	109.0	(0.4)

	$212.1	$(0.7)	$19.0	$(4.5)	$231.1	$(5.2)

The unrealized losses on the available-for-sale investments in ARS. The Company determined these unrealized losses to be temporary and recorded no other-than-temporary impairments. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis; the financial condition and near-term prospects of the investee; extent of the loss related to credit of the issuer; the expected cash flows from the security; the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

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

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities or discounted cash flow techniques.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in millions):

	Fair Value Measurements at December 31, 2010 Using
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Money Market funds	$211.2	$—	$—	$211.2
U.S. treasuries	116.3	—	—	116.3
Commercial paper	—	122.5	—	122.5
Corporate debt	—	476.8	—	476.8
U.S. government agencies	—	389.2	—	389.2
Non-U.S. government securities	—	21.1	—	21.1
Municipal notes	—	233.1	18.6	251.7

Total available-for-sale securities	$327.5	$1,242.7	$18.6	$1,588.8

Foreign currency derivatives	$—	$0.2	$—	$0.2

Total assets measured at fair value	$327.5	$1,242.9	$18.6	$1,589.0

Liabilities
Foreign Currency Derivatives	$—	$2.1	$—	$2.1

Total liabilities measured at fair value	$—	$2.1	$—	$2.1

	Fair Value Measurements at December 31, 2009 Using
Assets	Level 1	Level 2	Level 3	Total
Municipal notes—trading security	$—	$—	$62.2	$62.2
Put option	—	—	7.6	7.6
Available-for-sale securities
Money Market funds	175.7	—	—	175.7
U.S. treasuries	61.1	—	—	61.1
Commercial paper	—	27.4	—	27.4
Corporate debt	—	379.0	—	379.0
U.S. government agencies	—	250.9	—	250.9
Municipal notes	—	160.4	19.1	179.5

Total available-for-sale securities	$236.8	$817.7	$19.1	$1,073.6

Total assets measured at fair value	$236.8	$817.7	$88.9	$1,143.4

Liabilities
Foreign Currency Derivatives	$—	$0.4	$—	$0.4

Total liabilities measured at fair value	$—	$0.4	$—	$0.4

The following table provides reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in millions):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS	Total
Balance at January 1, 2010	$7.6	$81.3	$88.9
Purchases	—	—	—
Sales/Maturities	—	(70.7)	(70.7)
Total gains or (losses):
Included in other comprehensive income (loss)	—	0.4	0.4
Included in earnings	(7.6)	7.6	—

Balance at December 31, 2010	$—	$18.6	$18.6

The Company’s derivative instruments are primarily classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. There have been no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2010, and there were no changes in the Company’s valuation technique. The Company recognizes transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. On June 30, 2010, pursuant to the terms of the UBS rights offering, the Company exercised its right to sell all ARS subject to the rights offering to UBS at the par value of $34.4 million. As a result on July 1, 2010, the Company received the full par value in cash from UBS.

The remainder of the Company’s ARS investment portfolio of $18.6 million, is reflected as long-term available-for-sale investments on the Company’s Consolidated Balance Sheet as of December 31, 2010. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of December 31, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivative

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the Euro and GBP.

As of December 31, 2010, the Company had the notional amount of €21.0 million outstanding currency forward contracts that were entered into to hedge Euro denominated sales, compared to €19.5 million and £3.9 million at December 31, 2009. The amounts reclassified to revenue as the related hedged revenue transactions were recognized for the years ended December 31, 2010 and 2009 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the years ended December 31, 2010 and 2009.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro or GBP.

As of December 31, 2010, the Company had the notional amount of €26.0 million and £2.2 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets, compared to €22.0 million and £4.5 million at December 31, 2009. For the year ended December 31, 2010, the Company had recognized gains of approximately $3.1 million, in interest and other income, net related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $2.6 million of net foreign exchange losses for the year ended December 31, 2010, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets. Impacts of derivative instruments not designated as hedges were not significant for the year ended December 31, 2009.

NOTE 5. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in millions):

	December 31,
	2010	2009
Inventory:
Raw materials	$25.6	$16.3
Work-in-process	2.5	2.5
Finished goods	58.7	38.8

Total	$86.8	$57.6

Property, plant and equipment, net:
Land	$41.8	$41.8
Building and building/leasehold improvements	62.4	48.5
Machinery and equipment	57.4	45.2
Computer and Office equipment	12.3	9.5
Capitalized software	38.9	31.2
Construction-in-process	34.0	15.1

	246.8	191.3
Less accumulated depreciation	(87.0)	(65.6)

Total property, plant and equipment, net	$159.8	$125.7

Other accrued liabilities—short term:
Taxes payable	$19.7	$0.5
Other	29.0	25.5

Total other accrued liabilities—short-term	$48.7	$26.0

Other long-term liabilities:
Income taxes—long term	$78.4	$67.6
Other long-term liabilities	0.8	2.0

Total other liabilities	$79.2	$69.6

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s gross carrying amount of goodwill was $116.9 million and $110.7 million as of December 31, 2010 and 2009, respectively.

Intangibles

The Company’s gross carrying amount of total intangible assets, primarily representing purchased intellectual property, was $119.3 million and $92.8 million as of December 31, 2010 and 2009, respectively.

Additions made to intellectual property during the years ended December 31, 2010 and 2009 were $27.6 million and $15.6 million, respectively. The weighted average useful life was six years for each of the years ended December 31, 2010 and 2009. Amortization expense related to intangible assets was $16.7 million, $15.6 million and $10.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Accumulated amortization of intangible assets was $52.9 million and $36.3 million as of December 31, 2010 and 2009, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2010 is as follows (in millions):

Fiscal Year	Amount
2011	$16.1
2012	15.4
2013	11.3
2014	7.7
2015	7.7
2016 and thereafter	7.9

Total	$66.1

NOTE 7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space in China, Japan, Mexico, Switzerland and United States. The Company leases automobiles for certain sales and field service employees. These leases have varying terms, predominantly no longer than three years.

Future minimum lease commitments under the Company’s operating leases as of December 31, 2010 are as follows (in millions):

2011	$2.1
2012	1.3
2013	0.6
2014	0.3
2015 and beyond	0.5

$4.8

Other commitments include an estimated amount of approximately $212.2 million of all open cancellable purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services, acquisition and licensing of intellectual property and commitment to purchase land and buildings in Sunnyvale, California.

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

On August 19, 2010, an alleged shareholder caused a purported shareholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company’s current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported shareholder filed an essentially identical lawsuit entitled Applbaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company’s current and former officers and directors. On October 5, 2010 the court ordered that the two cases be consolidated for all purposes.

Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of the above cases at this time, and therefore no amounts have been accrued related to the outcome of the cases above. Based on currently available information, the Company believes that it has meritorious defenses to the above actions and that the resolution of these cases is not likely to have a material adverse effect on the Company’s business, financial position or future results of operations. The Company is also a party to various other legal actions that arose in the ordinary course of our business. The Company does not believe that any of these other legal actions will have a material adverse impact on its business, financial position or results of operations.

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

In July 2010, the Board authorized an additional $150 million for share repurchase under the share repurchase program. During the year ended December 31, 2010, the Company repurchased and retired approximately 0.7 million shares of its common stock at an average purchase price of $267.81 per share, for an aggregate purchase price of $198.6 million, through open market transactions. As of December 31, 2010, the remaining authorized amount of share repurchases that may be made under the Board-authorized share repurchase program was approximately $101.3 million.

The Company uses the par value method of accounting for its stock repurchases. As a result of the share repurchases during the year ended December 31, 2010, the Company reduced common stock and additional paid-in capital by an aggregate of $24.0 million and charged $174.6 million to retained earnings. During the year ended December 31, 2009, the Company reduced common stock and APIC by an aggregate of $31.3 million and charged $118.7 million to retained earnings.

COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

	December 31,
	2010	2009
Foreign currency translation gains	$0.1	$0.4
Accumulated net unrealized gains on derivatives, net of tax	0.2	—
Accumulated net unrealized gains on available-for-sale securities, net of tax	1.3	0.9

Total accumulated other comprehensive income	$1.6	$1.3

The components of comprehensive income and related tax effects are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Net income	$381.8	$232.6	$204.3
Foreign currency translation gains (losses)	(0.3)	0.2	0.1
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative instruments	0.2	(1.1)	—
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	—	1.1	—
Unrealized gains (losses) on available-for-sale securities, net of tax:
Unrealized gains (losses) arising during period	0.4	4.0	(15.2)
Reclassification adjustment for gains (losses) realized in net income	—	—	11.6

Total other comprehensive income	$382.1	$236.8	$200.8

NOTE 9. STOCK-BASED COMPENSATION

STOCK OPTION PLANS

2010 Incentive Award Plan

In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”), which authorized approximately 1.3 million shares of common stock for issuance. Under this plan, the Company issues nonqualified stock options (“NSOs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. Options generally vest 12.5% upon completion of 6 months service and 1/48th per month thereafter; however, options may have different vesting terms as determined by the Board of Directors. The plan expires in 2020.

2009 Employment Commencement Incentive Plan

In October 2009, the Board of Directors adopted the 2009 Employment Commencement Incentive Plan (“New Hire Plan”) and reserved 300,000 shares for issuance under the plan. The New Hire Plan provides for the shares to be used exclusively for the grant of NSOs to new employees, who were not previously an employee or non-employee director of the Company. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed ten years.

2000 Equity Incentive Plan

In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan, which took effect upon the closing of the Company’s initial public offering. Under this plan, certain employees, consultants and non-employee directors may be granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”) to purchase shares of the Company’s common stock. The 2000 Plan permitted ISOs to be granted at an exercise price not less than the fair value on the date of the grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 2000 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48th per month thereafter; however, options may have been granted with different vesting terms as determined by the Board of Directors. The plan expired in March 2010. However, options granted prior to the plan’s expiration continue to vest or remain outstanding until their original expiration date.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 150,000. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Initial grants are vested over a three-year period with 33.3% of the shares vesting after 1 year from the date of grant and 1/36th of the shares vesting monthly thereafter. Annual grants are vested one year from the date of the grant. This plan expires in March 2013.

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

The Company issued 144,906, 92,433 and 85,850 shares under the ESPP, representing approximately $14.3 million, $8.0 million and $8.9 million in employee contributions for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there were approximately 690,156 shares reserved for grant under this program.

STOCK OPTION PLAN INFORMATION

Option activity during fiscal 2010 under all the stock plans were as follows (in millions, except per share amounts):

		STOCK OPTIONS OUTSTANDING
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2009 (with 2.3 options exerciseable at a weighted-average exercise price of $137.75 per share and with 4.4 options vested and expected to vest at a weighted-average exercise price of $156.04 per share)	8.6	4.6	$157.25
Options authorized	1.3	—
Options granted	(1.4)	1.4	328.92
Options exercised	—	(1.0)	133.24
Options canceled/expired	(7.1)	(0.2)	222.01

Balance at December 31, 2010 (with 2.5 options exerciseable at a weighted-average exercise price of $173.49 per share and with 4.7 options vested and expected to vest at a weighted-average exercise price of $207.79 per share)	1.4	4.8	$209.03

The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $192.9 million, $94.9 million, and $140.9 million during the years ended December 31, 2010, 2009, and 2008, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2010, 2009 and 2008 was $141.1 million, $63.2 million and $44.7 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$0.00–107.27	1.7	6.49	$88.59		1.0		$76.97
$107.65–$288.55	1.0	7.24	183.13		0.7		156.91
$288.79–333.37	1.0	7.51	307.54		0.5		304.32
$334.30–365.98	1.1	8.97	336.22		0.3		336.92

TOTAL	4.8	7.42	$209.03	$372.3	2.5	6.44	$173.49	$257.2

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $257.75 as of December 31, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

As of December 31, 2010, the shares vested and expected to vest had a weighted average remaining contractual life of 7.38 years and aggregate intrinsic value of $367.5 million.

STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation charges:

	Year Ended December 31,
	2010	2009	2008
Cost of sales—products	$9.6	$7.7	$6.3
Cost of sales—services	8.4	6.6	5.1

Total cost of sales	18.0	14.3	11.4
Selling, general and administrative	77.0	61.3	48.1
Research and development	22.6	21.4	17.1

Stock-based compensation expense before income taxes	117.6	97.0	76.6
Income tax effect	39.2	26.5	23.2

Stock-based compensation expense after income taxes	$78.4	$70.5	$53.4

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s employee purchase plan as well as the weighted average assumptions used in calculating these values during the years ended December 31, 2010, 2009 and 2008, were based on estimates at the date of grant as follows:

	Year Ended December 31,
STOCK OPTION PLANS	2010	2009	2008
Average risk free interest rate	2.24%	1.76%	2.79%
Average expected term (years)	4.80	5.28	5.03
Average volatility	36%	55%	52%
Weighted average fair value at grant date	$111.84	$59.53	$138.33
Total stock-based compensation expense (in millions)	$109.1	$90.3	$72.3

EMPLOYEE STOCK PURCHASE PLAN
Average risk free interest rate	0.43%	0.63%	2.18%
Average expected term (years)	1.30	1.30	1.30
Average volatility	39%	56%	54%
Weighted average fair value at grant date	$106.72	$51.23	$108.08
Total stock-based compensation expense (in millions)	$8.5	$6.7	$4.3

As stock-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Stock compensation accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

As of December 31, 2010, there was $216.3 million and $4.1 million, of total unrecognized compensation expense related to non-vested stock options and employee stock purchases, respectively. The unrecognized compensation expenses are expected to be recognized over a weighted average period of 2.5 years for non-vested stock options and 1.2 years for employee stock purchases.

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $65.2 million, $25.1 million, and $53.3 million for the years ended December 31, 2010, 2009 and 2008 have been classified as a financing cash inflow. The total income tax benefit recognized in the income statement for stock-based compensation costs was $39.2 million, $26.5 million and $23.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 10. INCOME TAXES

Income before provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
U.S	$438.7	$334.5	$284.5
Foreign	133.6	61.6	50.7

Total income before provision for income taxes	$572.3	$396.1	$335.2

The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$189.9	$159.0	$134.7
State	20.0	19.1	16.2
Foreign	2.1	1.0	0.6

	$212.0	$179.1	$151.5

Deferred
Federal	$(22.2)	$(16.0)	$(19.1)
State	0.5	0.3	(1.8)
Foreign	0.2	0.1	0.3

	$(21.5)	$(15.6)	$(20.6)

Total income tax expense	$190.5	$163.5	$130.9

Income tax expense differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2010, 2009 and 2008 as a result of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Federal tax at statutory rate	$200.3	$138.6	$117.3
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	20.5	19.4	14.4
Foreign rate differential	(31.3)	—	—
Research and development credit	(4.6)	(2.6)	(2.9)
Stock compensation not benefitted	4.8	3.9	2.8
Other	0.8	4.2	(0.7)

	$190.5	$163.5	$130.9

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in millions):

	December 31,
	2010	2009
Deferred tax assets:
Stock-based compensation expense	$65.0	$46.0
Expenses deducted in later years for tax purposes	21.1	15.8
Other	0.2	—

Deferred tax assets	$86.3	$61.8

Deferred tax liablilities:
Identified intangible assets related to acquisitions	$—	$(0.1)
Other	(4.5)	(1.0)

Deferred tax liabilities	$(4.5)	$(1.1)

Net deferred tax assets	$81.8	$60.7

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2010 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $88.0 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The Company has a tax holiday in effect for its business operations in Switzerland which will last till approximately year 2017. This tax holiday provides for a lower rate of taxation in Switzerland based on various thresholds of investment and employment in such jurisdiction. The Company has been in compliance with the terms of the holiday.

As of December 31, 2010, the Company had state net operating loss carry forwards of approximately $0.7 million. If not utilized, the state loss carry forwards will begin to expire in 2017.

In December 2010, a retroactive two-year extension of federal R&D credit through the end of year 2011 was signed into law. The federal R&D credit has previously expired at the end year 2009. As a result of this change in federal tax law, the Company recorded a net federal R&D credit of $4.6 million for the full year 2010 discretely in the fourth quarter of 2010.

The Company recorded a net increase of its gross unrecognized tax benefits of approximately $8.9 million during the year ended December 31, 2010. The Company had gross unrecognized tax benefits of approximately $78.9 million, $70.0 million and $42.0 million as of December 31, 2010, 2009 and 2008, respectively, of which $74.7 million, 65.7 million and $36.7 million, if recognized would result in a reduction of the Company’s effective tax rate during the years ended December 31, 2010, 2009 and 2008, respectively. The Company included interest expense and penalties accrued on unrecognized tax benefits as a component of its income tax expense. As of December 31, 2010, 2009 and 2008, gross interest related to unrecognized tax benefits accrued was approximately $5.5 million, $3.3 million and $0.9 million, respectively, and an increase of $2.2 million was included in our income tax expense for the year ended December 31, 2010. The Company classified its net unrecognized tax benefits and related interest in “Other accrued liabilities” on the Consolidated Balance Sheet.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Beginning balance	$70.0	$42.0	$21.9
Additions for tax positions related to current year	9.1	24.9	20.2
Increase (decrease) for tax positions related to prior year	(0.2)	3.1	(0.1)

Ending balance	$78.9	$70.0	$42.0

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for all years since inception due to utilization of net operating losses and research and development credits generated in prior years.

NOTE 11. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net income	$381.8	$232.6	$204.3
Basic:
Weighted-average shares outstanding	39.2	38.3	38.9

Basic net income per share	$9.74	$6.07	$5.26

Diluted:
Weighted-average shares outstanding used in basic calculation	39.2	38.3	38.9
Add dilutive potential common shares	1.1	0.9	1.0

Weighted-average shares used in computing diluted net income per share	40.3	39.2	39.9

Diluted net income per share	$9.47	$5.93	$5.12

Employee stock options to purchase approximately 1.3 million, 1.5 million and 1.2 million shares for the years ended December 31, 2010, 2009 and 2008, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

NOTE 12. EMPLOYEE BENEFIT PLANS

The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For employees in the U.S., the Company maintains the Intuitive Surgical, Inc. 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. The Plan allows employees to contribute up to 75% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Employer matching contributions are made solely at the Company’s discretion. No employer matching contributions were made to the Plan during the years ended December 31, 2010, 2009 and 2008.

SELECTED QUARTERLY DATA

(UNAUDITED, IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	2010
	Q1	Q2	Q3	Q4
Revenue	$328.6	$350.7	$344.4	$389.3
Gross profit	$240.5	$256.8	$250.6	$282.1
Net income	$85.3	$88.7	$86.6	$121.2
Net income per common share
Basic	$2.20	$2.26	$2.20	$3.10
Diluted	$2.12	$2.19	$2.14	$3.02

	2009
	Q1	Q2	Q3	Q4
Revenue	$188.4	$260.6	$280.1	$323.1
Gross profit	$128.7	$190.2	$199.0	$233.2
Net income	$28.1	$62.4	$64.6	$77.5
Net income per common share
Basic	$0.72	$1.65	$1.69	$2.02
Diluted	$0.72	$1.62	$1.64	$1.95

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and sales returns
Year ended December 31, 2010	$4.3	11.3	(10.8)	$4.8
Year ended December 31, 2009	$4.1	10.2	(10.0)	$4.3
Year ended December 31, 2008	$3.8	12.0	(11.7)	$4.1

(1)	Primarily represents amounts returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2010.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

3)	Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)	Form of Indemnity Agreement.

10.2(3)	2000 Equity Incentive Plan.

10.3(3)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(3)	2000 Employee Stock Purchase Plan.

10.5(4)	2009 Employment Commencement Incentive Plan adopted October 22, 2009.

10.6(5)	2010 Incentive Award Plan.

10.7(3)	Amended and Restated Investor Rights Agreement dated March 31, 1999.

10.8(6)	Severance Plan.

10.9(7)	Third Amendment effective as of July 1, 2010, to Employment Agreement between the Company and Lonnie M. Smith, dated February 28, 1997.

10.10(8)	Form of Intuitive Surgical, Inc. 2010 Equity Incentive Plan Stock Option Agreement (Incentive and Nonstatutory Stock Options).

21.1(9)	Intuitive Surgical, Inc. subsidiaries.

23.1(9)	Consent of Independent Registered Public Accounting Firm.

31.1(9)	Certification of Principal Executive Officer.

31.2(9)	Certification of Principal Financial Officer.

32.1(9)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(10)	The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference to exhibits filed with the Company’s 2008 Annual Report on Form 10-K filed February 6, 2009 (File No. 000-30713).

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed July 26, 2010 (File No. 000-30713).

(3)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-33016).

(4)	Incorporated by reference to Exhibit 10.10 filed with the Company’s 2009 Annual Report on Form 10-K filed January 29, 2010 (File No. 000-30713).

(5)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed April 23, 2010 (File No. 000-30713).

(6)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed December 2, 2008 (File No. 000-30713).

(7)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 26, 2010 (File No. 000-30713).

(8)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed July 23, 2009 (File No. 000-30713).

(9)	Filed herewith.

(10)	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/S/ GARY S. GUTHART
Gary S. Guthart President and Chief Executive Officer

February 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART Gary S. Guthart	President, Chief Executive Officer and Director (Principal Executive Officer)	February 1, 2011

/S/ MARSHALL L. MOHR Marshall L. Mohr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 1, 2011

/S/ LONNIE M. SMITH Lonnie M. Smith	Chairman of the Board of Directors	February 1, 2011

/S/ ROBERT W. DUGGAN Robert W. Duggan	Director	February 1, 2011

/S/ AMAL M. JOHNSON Amal M. Johnson	Director	February 1, 2011

/S/ ERIC H. HALVORSON Eric H. Halvorson	Director	February 1, 2011

/S/ ALAN J. LEVY, PH.D. Alan J. Levy, Ph.D.	Director	February 1, 2011

/S/ FLOYD D. LOOP, M.D. Floyd D. Loop, M.D.	Director	February 1, 2011

/S/ MARK J. RUBASH Mark J. Rubash	Director	February 1, 2011

/S/ GEORGE STALK JR. George Stalk Jr.	Director	February 1, 2011