Form 10-Q
period 2011-03-31
INTUITIVE SURGICAL INC
filed 2011-04-20
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Registrant had 39,287,961 shares of Common Stock, $0.001 par value per share, outstanding as of April 15, 2011.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUES)

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$449.8	$279.8
Short-term investments	640.0	630.6
Accounts receivable, net	259.9	246.8
Inventory	93.3	86.8
Prepaid and other assets	32.2	23.3
Deferred tax assets	8.4	8.5

Total current assets	1,483.6	1,275.8
Property, plant and equipment, net	162.6	159.8
Long-term investments	667.2	698.5
Long-term deferred tax assets	65.5	73.3
Intangible and other assets, net	72.5	66.1
Goodwill	116.9	116.9

Total assets	$2,568.3	$2,390.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43.2	$35.6
Accrued compensation and employee benefits	43.4	63.4
Deferred revenue	130.3	126.1
Other accrued liabilities	35.4	48.7

Total current liabilities	252.3	273.8
Other long-term liabilities	85.1	79.2

Total liabilities	337.4	353.0

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.3 and 38.9 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	1,419.6	1,316.9
Retained earnings	812.0	718.9
Accumulated other comprehensive income (loss)	(0.7)	1.6

Total stockholders’ equity	2,230.9	2,037.4

Total liabilities and stockholders’ equity	$2,568.3	$2,390.4

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product	$324.5	$278.0
Service	63.6	50.6

Total revenue	388.1	328.6
Cost of revenue:
Product	84.8	68.0
Service	24.5	20.1

Total cost of revenue	109.3	88.1

Gross profit	278.8	240.5

Operating expenses:
Selling, general, and administrative	99.1	82.8
Research and development	31.4	28.0

Total operating expenses	130.5	110.8

Income from operations	148.3	129.7
Interest and other income, net	5.3	4.1

Income before taxes	153.6	133.8
Income tax expense	49.5	48.5

Net income	$104.1	$85.3

Net income per common share:
Basic	$2.66	$2.20

Diluted	$2.59	$2.12

Shares used in computing net income per common share:
Basic	39.1	38.8

Diluted	40.2	40.2

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$104.1	$85.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6.9	5.6
Amortization of intangible assets	4.4	3.9
Deferred income taxes	8.2	5.0
Income tax benefits from employee stock option plans	11.6	27.3
Excess tax benefit from stock-based compensation	(13.7)	(32.2)
Share-based compensation expense	32.1	26.8
Changes in operating assets and liabilities:
Accounts receivable	(13.1)	25.2
Inventory	(6.5)	(10.9)
Prepaids and other assets	(18.3)	(20.6)
Accounts payable	7.5	7.0
Accrued compensation and employee benefits	(20.2)	(19.1)
Deferred revenue	4.7	3.8
Accrued liabilities	(7.4)	8.5

Net cash provided by operating activities	100.3	115.6

Investing Activities:
Purchase of investments	(244.7)	(243.2)
Proceeds from sales and maturities of investments	266.7	111.8
Purchase of property and equipment and acquisition of intellectual property	(14.7)	(16.2)

Net cash provided by (used in) investing activities	7.3	(147.6)

Financing Activities:
Proceeds from issuance of common stock, net	59.5	92.5
Excess tax benefit from stock-based compensation	13.7	32.2
Repurchase and retirement of common stock	(11.6)	—

Net cash provided by financing activities	61.6	124.7

Effect of exchange rate changes on cash and cash equivalents	0.8	(0.5)

Net increase in cash and cash equivalents	170.0	92.2
Cash and cash equivalents, beginning of period	279.8	221.4

Cash and cash equivalents, end of period	$449.8	$313.6

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc., and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2010 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed on February 1, 2011. The results of operations for the first three months of fiscal 2011 are not indicative of the results to be expected for the entire fiscal year or any future periods.

New Accounting Standards Recently Adopted

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.

NOTE 3. CASH, CASH EQUIVALENTS & INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents and investments as of March 31, 2011 and December 31, 2010 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Cash and cash equivalents:
Cash	$22.2	$—	$—	$22.2
Cash equivalents	427.6	—	—	427.6

Total cash and cash equivalents	$449.8	$—	$—	$449.8

Available-for-sale investments:
Short-term
Commercial paper	$89.9	$—	$—	$89.9
Municipal notes	119.0	0.4	—	119.4
U.S. corporate debt	189.7	1.3	—	191.0
U.S. treasuries	75.8	0.1	—	75.9
U.S. government agencies	163.5	0.3	—	163.8

Total short-term	$637.9	$2.1	$—	$640.0

Long-term
Municipal notes	$116.2	$0.3	$(4.0)	$112.5
U.S. corporate debt	297.8	1.4	(0.7)	298.5
U.S. treasuries	25.9	—	—	25.9
U.S. government agencies	209.7	0.2	(0.5)	209.4
Non-U.S. government securities	21.0	—	(0.1)	20.9

Total long-term	$670.6	$1.9	$(5.3)	$667.2

Total cash, cash equivalents and available-for-sale investments:	$1,758.3	$4.0	$(5.3)	$1,757.0

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Cash and cash equivalents:
Cash	$20.1	$—	$—	$20.1
Cash equivalents	259.7	—	—	259.7

Total cash and cash equivalents	$279.8	$—	$—	$279.8

Available-for-sale investments:
Short-term
Commercial paper	$79.0	$—	$—	$79.0
Municipal notes	111.8	0.4	—	112.2
U.S. corporate debt	174.1	1.3	—	175.4
U.S. treasuries	76.3	—	—	76.3
U.S. government agencies	187.4	0.3	—	187.7

Total short-term	$628.6	$2.0	$—	$630.6

Long-term
Municipal notes	$143.4	$0.3	$(4.3)	$139.4
U.S. corporate debt	300.4	1.8	(0.9)	301.3
U.S. treasuries	39.9	0.1	—	40.0
U.S. government agencies	196.7	0.3	(0.4)	196.6
Non-U.S. government securities	21.2	0.1	(0.1)	21.2

Total long-term	$701.6	$2.6	$(5.7)	$698.5

Total cash, cash equivalents and available-for-sale investments	$1,610.0	$4.6	$(5.7)	$1,608.9

The following table summarizes the maturities of the Company’s cash equivalents and available-for-sale investments at March 31, 2011 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,065.6	$1,067.6
Mature in one to five years	648.0	648.6
Mature in more than five years	22.5	18.6

Total	$1,736.1	$1,734.8

During the three months ended March 31, 2011 and 2010, realized gains or losses recognized on the sale of investments were not significant. As of March 31, 2011 and December 31, 2010, net unrealized gains (losses), net of tax of $(0.3) million and $1.3 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At March 31, 2011, the Company evaluated its gross unrealized losses, the majority of which are from auction-rate securities (ARS). The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of March 31, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements at March 31, 2011 Using
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Money Market funds	$394.7	$—	$—	$394.7
U.S. treasuries	101.8	—	—	101.8
Commercial paper	—	122.8	—	122.8
Corporate debt	—	489.5	—	489.5
U.S. government agencies	—	373.2	—	373.2
Non-U.S. government securities	—	20.9	—	20.9
Municipal notes	—	213.3	18.6	231.9

Total available-for-sale securities	$496.5	$1,219.7	$18.6	$1,734.8

Total assets measured at fair value	$496.5	$1,219.7	$18.6	$1,734.8

Liabilities
Foreign Currency Derivatives	$—	$1.5	$—	$1.5

Total liabilities measured at fair value	$—	$1.5	$—	$1.5

	Fair Value Measurements at December 31, 2010 Using
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Money Market funds	$211.2	$—	$—	$211.2
U.S. treasuries	116.3	—	—	116.3
Commercial paper	—	122.5	—	122.5
Corporate debt	—	476.8	—	476.8
U.S. government agencies	—	389.2	—	389.2
Non-U.S. government securities	—	21.1	—	21.1
Municipal notes	—	233.1	18.6	251.7

Total available-for-sale securities	$327.5	$1,242.7	$18.6	$1,588.8

Foreign Currency Derivatives	$—	$0.2	$—	$0.2

Total assets measured at fair value	$327.5	$1,242.9	$18.6	$1,589.0

Liabilities
Foreign Currency Derivatives	$—	$2.1	$—	$2.1

Total liabilities measured at fair value	$—	$2.1	$—	$2.1

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2011. Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of March 31, 2011, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivative

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the Euro and GBP.

As of March 31, 2011 and December 31, 2010, the Company had notional amounts of €11 million and €21 million, respectively, of outstanding currency forward contracts entered into to hedge Euro dominated sales. The amounts reclassified to revenue as the related hedged revenue transactions were recognized for the three months ended March 31, 2011 and 2010 were not significant.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro or GBP.

As of March 31, 2011, the Company had notional amounts of €19 million and £4 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets, compared to €26.0 million and £2.2 million at December 31, 2010. For the three months ended March 31, 2011 and 2010, the Company had recognized losses of approximately $2.2 million and gains of approximately $2.2 million, respectively, in interest and other income, net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by net foreign exchange gains of approximately $2.3 million and net foreign exchange losses of approximately $2.7 million during the three months ended March 31, 2011 and 2010, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets.

NOTE 5. INVENTORY

The following table provides details of selected balance sheet items (in millions):

	March 31, 2011	December 31, 2010
Inventory
Raw materials	$25.5	$25.6
Work-in-process	3.4	2.5
Finished goods	64.4	58.7

Total	$93.3	$86.8

NOTE 6. CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above.

On August 19, 2010, an alleged shareholder caused a purported shareholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company’s current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported shareholder filed an essentially identical lawsuit entitled Applbaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company’s current and former officers and directors. On October 5, 2010 the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, formal discovery has been stayed in the case.

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

The Company is also a party to various other legal actions that arose in the ordinary course of its business. The Company does not believe that any of these other legal actions will have a material adverse impact on its business, financial position or results of operations.

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the year ended December 31, 2010, the Company repurchased and retired approximately 0.7 million shares of its common stock at an average purchase price of $267.81 per share, for an aggregate purchase price of $198.6 million, through open market transactions. On February 3, 2011, the Board increased its authorization for stock repurchases to $400 million. During the three months ended March 31, 2011, the Company repurchased and retired approximately 36,000 shares of its common stock at an average purchase price of $323.11 per share, for an aggregate purchase price of $11.6 million, through open market transactions. As of March 31, 2011, the remaining authorized amount of stock repurchases under the Board-authorized stock repurchase program was approximately $388.5 million.

Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in millions):

	Three months ended March 31,
	2011	2010
Net income	$104.1	$85.3
Foreign currency translation gains (losses)	0.3	(0.2)
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative instruments	(1.6)	2.0
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	0.6	(0.9)
Unrealized gains (losses) on available-for-sale securities, net of tax	(1.6)	—

Total other comprehensive income	$101.8	$86.2

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	March 31, 2011	December 31, 2010
Foreign currency translation gains	$0.4	$0.1
Accumulated net unrealized gains (losses) on derivatives, net of tax	(0.8)	0.2
Accumulated net unrealized gains (losses) on available-for-sale securities, net of tax	(0.3)	1.3

Total accumulated other comprehensive income (loss)	$(0.7)	$1.6

NOTE 8. STOCK-BASED COMPENSATION

Stock Option Plans

A summary of stock option activity under all stock plans for the three months ended March 31, 2011 is presented as follows (in millions, except per share amounts):

		STOCK OPTIONS OUTSTANDING
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2010	1.4	4.8	$209.03
Options authorized	0.1	—	—
Options granted	(1.1)	1.1	$338.65
Options exercised	—	(0.3)	$138.81
Options forfeited/expired	—	—	—

Balance at March 31, 2011	0.4	5.6	$239.56

As of March 31, 2011, 2.4 million options were exercisable at a weighted-average price of $184.35 per share.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 92,072 shares for $10.4 million and 82,948 shares for $7.7 million during the three months ended March 31, 2011 and 2010, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended March 31,
	2011	2010
Cost of sales - products	$2.8	$2.1
Cost of sales - services	2.5	1.9

Total cost of sales	5.3	4.0
Selling, general and administrative	20.2	17.8
Research and development	6.6	5.0

Stock-based compensation expense before income taxes	32.1	26.8
Income taxes	10.5	7.6

Stock-based compensation expense after income taxes	$21.6	$19.2

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Average risk free interest rate	2.33%	2.32%	0.37%	0.49%
Average expected term (years)	4.8	4.8	1.3	1.3
Average expected volatility	35%	34%	35%	35%
Weighted average fair value at grant date	$114.76	$111.30	$97.07	$99.34
Total stock-based compensation expense (in millions)	$30.0	$24.9	$2.1	$1.9

NOTE 9. INCOME TAXES

Income tax expense for the three months ended March 31, 2011 was $49.5 million, or 32.2% of pre-tax income, compared with $48.5 million, or 36.2% of pre-tax income for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 differ from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non deductible stock option expenses. The effective tax rate for the three months ended March 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate. The Company intends these foreign earnings to be indefinitely reinvested outside the United States. The decrease in effective tax rate for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 is primarily related to the decrease in California tax after the adoption of single sales factor apportionment effective January 1, 2011, and an increase in foreign earnings taxed at lower rates relative to domestic income.

As of March 31, 2011, the Company had total gross unrecognized tax benefits of approximately $82.8 million compared with approximately $78.9 million as of December 31, 2010, representing an increase of approximately $3.9 million during the three months ended March 31, 2011. Of the total gross unrecognized tax benefits, $78.5 million and $74.7 million as of March 31, 2011 and December 31, 2010, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $6.1 million and $5.5 million, respectively, as of March 31, 2011 and December 31, 2010.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

NOTE 10. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income	$104.1	$85.3
Basic:
Weighted-average shares outstanding	39.1	38.8

Basic net income per share	$2.66	$2.20

Diluted:
Weighted-average shares outstanding used in basic calculation	39.1	38.8
Add common stock equivalents	1.1	1.4

Weighted-average shares used in computing diluted net income per shares	40.2	40.2

Diluted net income per share	$2.59	$2.12

Employee stock options to purchase approximately 2.1 million and 0.8 million weighted shares for the three months ended March 31, 2011 and 2010, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc, and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of the global and regional economic conditions and related credit markets and related impact on health care spending; health care reform legislation in the United States and its implications on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which Intuitive Surgical operates; unanticipated manufacturing disruptions; delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products; the results of the year-end audit and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® S HD Surgical System, da Vinci® Si, da Vinci® Si-e HD Surgical SystemTM, EndoWrist®, Single-SiteTM, DVSTATTM and InSite® are trademarks of Intuitive Surgical, Inc.

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

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories, and service. The da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending on configuration and geography, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers consume our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We also generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $170,000 per year, depending on the configuration of the underlying system.

Recurring revenue has generally grown at a faster rate than system revenue. Recurring revenue increased from $419.6 million or 48% of total revenue in 2008, to $561.7 million, or 53% of total revenue in 2009 to $752.7 million, or 53% of total revenue in 2010. Recurring revenue for the three months ended March 31, 2011 was $221.0 million, or 57% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 1,840 at March 31, 2011, compared with 1,752 at December 31, 2010 and 1,482 at March 31, 2010.

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

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. During the three months ended March 31, 2011 and 2010 we sold 5 and 7 da Vinci S Systems, respectively, in Japan. These sales were primarily made to early adopters. We are currently focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand of our products could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to meet government requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan. The recent earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. Sales to customers located in Japan represented approximately 1% of our product revenue in 2010. Since the earthquake, we have noticed a significant drop in commercial activity in Japan, and we believe economic activity in the country may be disrupted for a substantial period of time. As a result, our sales in Japan may be adversely affected. Given the relatively small proportion of our total revenue coming from Japanese customers, we do not expect the overall impact on our revenues resulting from the earthquake and tsunami in Japan to be material. However, we do expect demand for our products in Japan, for the remainder of 2011 to be further curtailed as government health spending resources are redeployed into more immediately critical areas. At this time, we do not believe that we face any critical inventory supply issues related to Japanese sourced components.

2011 Business Events and Trends

Economic Environment. During the first half of 2009, the world-wide economic recession curtailed capital purchases of our da Vinci Surgical Systems. Beginning in the second half of 2009 through this first quarter of 2011, the U.S. economy has been recovering slowly. U.S. demand for da Vinci systems began improving during the second half of fiscal 2009 and has been relatively steady in recent quarters. Demand for da Vinci systems in Europe has recovered more slowly than in the U.S. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical impacts. The 120 total da Vinci Surgical Systems sold in the three months ended March 31, 2011 exceeded those sold during the same period of 2010 by 16 systems.

da Vinci Si Surgical System Market Acceptance. During the second quarter of 2009 we launched our newest da Vinci model, the da Vinci Si. The da Vinci Si Surgical System was FDA approved and CE marked upon launch and is currently available in most countries in Europe and Asia, other than Japan. da Vinci Si Systems are available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories, excluding endoscopes and drapes, are compatible with the da Vinci Si system. The da Vinci S System can be upgraded to the da Vinci Si System, however, most customers have chosen to trade-out their da Vinci S System rather than upgrade. We will continue to sell, service and support the da Vinci S Surgical System. Our sales of the standard da Vinci Surgical System have substantially ended; however, we will continue to service and support this product line.

Market acceptance of the da Vinci Si Surgical System has been positive since its market introduction in the first quarter of 2009. During the three months ended March 31, 2011, 113 out of 120 systems sold were da Vinci Si models, representing approximately 94% of system sales.

In the third quarter of 2010, we introduced the new Si-e model of the da Vinci Surgical System. The 3-arm Si-e System is designed to deliver core da Vinci functionality, providing a flexible, capable and economical solution for many robotic-assisted procedures. The da Vinci Si-e system is fully upgradeable to the da Vinci Si model by adding a fourth arm (third instrument arm), and other enhancements. During the three months ended March 31, 2011, we sold 3 da Vinci Si-e systems.

da Vinci Skills Simulator. In the first quarter of 2011, we began shipping the da Vinci Skills Simulator. The simulator is a practice tool for the da Vinci Si Surgical System that gives a user the opportunity to practice in his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. The suite of exercises includes novice, intermediate, and advanced levels. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The Skills Simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System.

da Vinci Single-Site instruments. In February 2011 we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products into Europe. Single-Site is a set of instruments and accessories that allow da Vinci Si systems to work through a single incision rather than three incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body. Single site surgery today is typically performed with modified laparoscopic instruments. Early clinical results with manual instruments have been encouraging, however, manual single incision surgery is challenging due to a difficult user interface and the requirement to manage collisions in a small space near the patient. Single-Site instruments and accessories are designed to avoid collisions at the patient while the surgeon operates them from the surgeon’s console with Intuitive control. The initial Single-Site procedures performed to date have been cholecystectomies. Single-site instruments and accessories are not yet FDA cleared for sale in the U.S. The FDA has requested additional clinical information which we will submit once collected. We intend to furnish clinical data collected from our European customers.

da Vinci Fluorescence Imaging. During the three months ended March 31, 2011 we launched our new da Vinci Fluorescence Imaging product. This new accessory offering combines fluorescent dye with a specialized da Vinci endoscope and illuminator to allow surgeons to see vasculature in three dimensions beneath tissue surfaces to assess blood flow and other conditions that cannot be seen with direct imaging. The fluorescent images integrate seamlessly into the da Vinci surgeon console, providing the surgeon with real time images. We believe that da Vinci Fluorescence Imaging will enable surgeons to work with more confidence and precision in several procedures, potentially including partial nephrectomy and rectal resections.

Procedure Adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

An increasing body of peer reviewed literature has indicated that many of our targeted procedures offer improved clinical outcomes compared to traditional open surgery. For example, da Vinci Prostatectomy (dVP) offers less surgical and post-surgical morbidity and da Vinci Hysterectomy (dVH) offers increased lymph node retrieval counts and a significant reduction in blood transfusions. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities when compared to open surgery.

In 2010, approximately 278,000 surgical procedures were performed with the da Vinci Surgical System, up approximately 35% compared to 2009. The growth in our overall procedure volume was driven primarily by: dVH in the U.S., dVP outside the U.S. and follow-on procedures in the Urology and Gynecology categories (Partial Nephrectomy, Sacralcolpopexy, Myomectomy, Cystectomy, Pyeloplasty) in the U.S. Total da Vinci surgical procedures for the three months ended March 31, 2011 grew by approximately 30% compared with the three months ended March 31, 2010.

During 2010, dVH became our highest volume procedure, surpassing dVP. dVH procedure volume grew from approximately 69,000 cases in 2009 to approximately 110,000 cases in 2010. The very large majority of our 2010 dVH volume came from the U.S. market, where we estimate the total annual addressable robotic market to be approximately 300,000 to 350,000 cases, of which about 50,000 are for cancer.

dVP procedure volume grew from approximately 90,000 cases in 2009 to approximately 98,000 cases worldwide in 2010. The large majority of the approximately 85,000 prostatectomies performed each year in the U.S. are done robotically with the da Vinci Surgical System. 2010 U.S. dVP volume was essentially flat, with the majority of our 2010 worldwide dVP growth coming from European markets.

Other procedures (non-dVH/dVP) grew over 50% in 2010. Growth in these other da Vinci procedures is comprised of follow-on procedures such as da Vinci Partial Nephrectomy in Urology and da Vinci Sacralcopopexy in Gynecology as well as other procedures, which we term emerging procedures. Emerging procedures are earlier in their development, such as da Vinci Transoral Robotic Surgery (dVTORS) in head and neck surgery. While early results in emerging procedures are encouraging and may point to significant patient value, their growth is off of a small absolute base and their future growth rates are uncertain.

As we increase our penetratation into benign dVH and other benign conditions, our procedure volumes are likely to reflect more seasonality as patients have more short-term flexibility regarding when these procedures are performed. Historically, we have experienced relatively lower procedure counts in the first quarter, as insurance deductibles are reset, and the third quarter, attributable to vacation season, especially in Europe. The fourth quarter has historically been the seasonally strongest procedure quarter, as more insurance deductibles are met. Timing of procedures and changes in procedure growth directly affect the timing of instruments and accessory purchases and capital purchases.

Technology Acquisitions

We continue to make several strategic acquisitions of intellectual property and related technologies. Total investments in intellectual property and related technologies during the three months ended March 31, 2011 were $5.0 million, compared to $3.5 million during the three months ended March 31, 2010. Amortization expense related to purchased intellectual property for the three months ended March 31, 2011 and 2010 were $4.4 million and $3.9 million, respectively.

First Quarter 2011 Financial Highlights

•	Total revenue increased to $388.1 million, or 18%, during the three months ended March 31, 2011 from $328.6 million during the three months ended March 31, 2010.

•	da Vinci procedures performed during the three months ended March 31, 2011 were up approximately 30% compared to the three months ended March 31, 2010.

•	Instruments and accessories revenue increased to $157.4 million, or 28%, during the three months ended March 31, 2011 from $122.7 million during the three months ended March 31, 2010.

•

Recurring revenue increased to $221.0 million, or 28%, during the three months ended March 31, 2011, representing 57% of total revenue from $173.3 million during the three months ended March 31, 2010, representing 53% of total revenue.

•	We sold 120 da Vinci Surgical Systems during the three months ended March 31, 2011, compared with 104 during the three months ended March 31, 2010.

•	System revenue increased to $167.1 million, or 8%, during the three months ended March 31, 2011 from $155.3 million during the three months ended March 31, 2010.

•	As of March 31, 2011, we had a da Vinci Surgical System installed base of 1,840 systems, 1,344 in the United States, 330 in Europe, and 166 in the rest of the world.

•

We added 69 employees during the three months ended March 31, 2011, of which the majority were in field sales, service, training, and product operations, bringing our total headcount to 1,729 as of March 31, 2011.

•

Operating income increased to $148.3 million, or 14%, during the three months ended March 31, 2011 compared to $129.7 million during the three months ended March 31, 2010. Operating income included $32.1 million and $26.8 million during the three months ended March 31, 2011 and 2010, respectively, of stock-based compensation expense related to employee stock programs.

•

As of March 31, 2011, we had $1,757.0 million in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $148.1 million during the three months ended March 31, 2011 driven by cash flow from operations and $59.5 million generated from employee stock programs offset by $11.6 million of share repurchases.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited Consolidated Statements of Income information (in millions, except percentages):

	Three months Ended March 31,
	2011	% of total revenue	2010	% of total revenue
Revenue:
Product	$324.5	84%	$278.0	85%
Service	63.6	16%	50.6	15%

Total revenue	388.1	100%	328.6	100%

Cost of revenue:
Product	84.8	22%	68.0	21%
Service	24.5	6%	20.1	6%

Total cost of revenue	109.3	28%	88.1	27%

Products gross profit	239.7	62%	210.0	64%
Services gross profit	39.1	10%	30.5	9%

Gross profit	278.8	72%	240.5	73%

Operating expenses:
Selling, general, and administrative	99.1	26%	82.8	25%
Research and development	31.4	8%	28.0	9%

Total operating expenses	130.5	34%	110.8	34%

Income from operations	148.3	38%	129.7	39%
Interest and other income, net	5.3	2%	4.1	2%

Income before taxes	153.6	40%	133.8	41%
Income tax expense	49.5	13%	48.5	15%

Net income	$104.1	27%	$85.3	26%

Total Revenue

Total revenue was $388.1 million for the three months ended March 31, 2011 compared to $328.6 million for the three months ended March 31, 2010. Revenue growth for the three months ended March 31, 2011 was driven by the continued adoption of da Vinci surgery, driving higher system and recurring revenue. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. dVH and dVP are our two largest procedures, representing more than 70% of our total procedures over the past several years. An increasing body of peer reviewed literature has indicated that many of our targeted procedures offer improved clinical outcomes compared to traditional open surgery. For example, dVP offers less surgical and post-surgical morbidity and dVH offers increased lymph node retrieval counts and significant reduction in blood transfusion. For most patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities when compared to open surgery.

Revenue within the United States accounted for 77% and 79% of total revenue for the three month periods ended March 31, 2011 and 2010, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to more rapid procedure adoption in the United States, driven by the ability of patients to choose their provider and method of treatment. For the three months ended March 31, 2011, international revenue grew as a percentage of total revenue compared to the prior year, primarily due to higher European sales driven by increased dVP penetration in Europe.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three months ended March 31, 2011 and 2010 (in millions, except percentages and unit sales):

	Three Months Ended March 31,
	2011	2010
Revenue
Instruments and accessories	$157.4	$122.7
Systems	167.1	155.3

Total product revenue	324.5	278.0
Services	63.6	50.6

Total revenue	$388.1	$328.6

Recurring revenue	$221.0	$173.3

% of total revenue	57%	53%
Domestic	$297.2	$260.2
International	90.9	68.4

Total revenue	$388.1	$328.6

% of Revenue - Domestic	77%	79%
% of Revenue - International	23%	21%

Domestic Unit Sales	89	80
International Unit Sales	31	24

Total Unit Sales	120	104

Product Revenue

Product revenue was $324.5 million for the three months ended March 31, 2011 compared with $278.0 million for the three months ended March 31, 2010.

Instruments and accessories revenue increased to $157.4 million for the three months ended March 31, 2011 compared with $122.7 million for the three months ended March 31, 2010. The increase in revenue of 28% was driven by an increase in procedures performed of 30%.

Systems revenue increased to $167.1 million during the three months ended March 31, 2011 from $155.3 million during the three months ended March 31, 2010 primarily due to higher da Vinci system unit sales, partially offset by a lower average selling price (ASP). We sold 120 da Vinci Surgical Systems during the three months ended March 31, 2011, compared with 104 in the same period last year. 113 of the 120 systems sold during the three months ended March 31, 2011 were the da Vinci Si Surgical Systems. 13 standard and 19 da Vinci S Surgical Systems were traded in as part of da Vinci Si purchase transactions during the three months ended March 31, 2011, compared with 17 standard systems traded in during the same period last year. Prior to the fourth quarter 2010, transactions involving customers transitioning from da Vinci S to a da Vinci Si system were included in upgrade revenue and excluded from the system count. Our present treatment reflects the current nature of the higher-priced transactions where customers are now shipped completely new da Vinci Si systems in exchange for their used da Vinci S systems, rather than receiving component level field upgrades of their da Vinci S units. Revenue during the three months ended March 31, 2010 included $5 million of da Vinci S to da Vinci Si upgrade revenue. The da Vinci system ASP was $1.38 million during the three months ended March 31, 2011, resulting primarily from the higher proportion of system sales involving trade-ins, and the associated credits for the returned units. Secondary factors contributing to the lower ASP for the three months ended March 31, 2011 were a lower Euro exchange rate on euro-denominated system sales and regional mix. In addition, revenue of approximately $1.3 million related to da Vinci Skills Simulators, sold largely in connection with new system sales during the three months ended March 31, 2011, were deferred since they were not shipped prior to March 31, 2011. System upgrade revenue was $1.5 million during the three months ended March 31, 2011 compared to $5.0 million during the three months ended March 31, 2010.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 26% to $63.6 million for the three months ended March 31, 2011 compared with $50.6 million for the three months ended March 31, 2010. We typically enter into system service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue during the three months ended March 31, 2011 was primarily driven by a larger base of da Vinci Surgical Systems.

Gross Profit

Product gross profit for the three months ended March 31, 2011 increased 14% to $239.7 million, or 73.9% of product revenue, compared with $210.0 million, or 75.5% of product revenue, for the three months ended March 31, 2010. The higher 2011 product gross profit was driven by higher product revenue, as described above. The lower 2011 product gross profit percentage primarily reflects the lower average system selling price as previously described and higher first quarter reserves taken for excess inventory.

Service gross profit during the three months ended March 31, 2011 was $39.1 million, or 61.5% of service revenue, compared with $30.5 million, or 60.3% of service revenue during the three months ended March 31, 2010. The higher 2011 service gross profit was driven by higher service revenue, as described above. The higher 2011 gross service profit percentage was driven by lower first quarter 2011 field upgrade costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2011 increased 20% to $99.1 million compared with $82.8 million for the three months ended March 31, 2010. The increase was due to organizational growth to support our expanding business, particularly in our clinical sales team, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses were approximately $20.2 million and $17.8 million for the three months ended March 31, 2011 and 2010, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended March 31, 2011 increased 12% to $31.4 million compared with $28.0 million for the three months ended March 31, 2010. The increase was driven by the growth in our research and development organization and higher stock compensation expenses. Stock-based compensation expense charged to research and development expenses were $6.6 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense related to purchased intellectual property during the three months ended March 31, 2011 was $4.2 million compared to $3.6 million during the three months ended March 31, 2010. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2011 was $5.3 million compared with $4.1 million for the three months ended March 31, 2010. Higher interest and other income, net for the three months ended March 31, 2011 was driven by $1.7 million of capital gains realized on the sale of equity securities, partially offset by lower interest income resulting from lower rates earned on cash and investment balances during the three months ended March 31, 2011.

Income Tax Expense

Income tax expense for the three months ended March 31, 2011 was $49.5 million, or 32.2% of pre-tax income, compared with $48.5 million, or 36.2% of pre-tax income for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non deductible stock option expenses. The effective tax rate for the three months ended March 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate. We intend these foreign earnings to be indefinitely reinvested outside the United States. The decrease in effective tax rate for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 is primarily related to the decrease in California tax after the adoption of single sales factor apportionment effective January 1, 2011, and an increase in foreign earnings taxed at lower rates relative to domestic income.

As of March 31, 2011, we had total gross unrecognized tax benefits of approximately $82.8 million compared with approximately $78.9 million as of December 31, 2010, representing an increase of approximately $3.9 million during the three months ended March 31, 2011. Of the total gross unrecognized tax benefits, $78.5 million and $74.7 million as of March 31, 2011 and December 31, 2010, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $6.1 million and $5.5 million, respectively, as of March 31, 2011 and December 31, 2010.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $1,609 million at December 31, 2010 to $1,757 million at March 31, 2011. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data (unaudited)

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net cash provided by (used in)
Operating activities	$100.3	$115.6
Investing activities	7.3	(147.6)
Financing activities	61.6	124.7
Effect of exchange rates on cash and cash equivalents	0.8	(0.5)

Net increase in cash and cash equivalents	$170.0	$92.2

Operating Activities

For the three months ended March 31, 2011, cash flow from operations of $100.3 million was less than our net income of $104.1 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $49.5 million during the three months ended March 31, 2011.

2.	Cash used in working capital and other assets during the three months ended March 31, 2011 was approximately $53.3 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable increased by $13.1 million or 5% during the three months ended March 31, 2011 reflecting timing of system sales. The increase in inventory by $6.5 million or 7% during the three months ended March 31, 2011 reflects steps taken to increase component inventory where supplies have tightened and a build of finished goods as we prepare to move our manufacturing operations to our new building in Sunnyvale. Prepaid and other assets increased by $18.3 million or 79% during the three months ended March 31, 2011 primarily due to payment of estimated taxes. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $20.1 million or 9% during the three months ended March 31, 2011 primarily due to the payments of 2010 incentive compensation and the purchase of stock by employees under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2011.

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

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable decreased by $25.2 million or 12% during the three months ended March 31, 2010 reflecting timing of system sales. Inventory increased by $10.9 million or 19% during the three months ended March 31, 2010 reflecting below optimal quantities at December 31, 2009. Prepaid and other assets increased by $20.6 million or 96% during the three months ended March 31, 2010 primarily due to payment of estimated taxes. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $3.6 million or 2% during the three months ended March 31, 2010 primarily due to the payments of 2009 incentive compensation, and the purchase of stock by employees under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2010.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2011 consisted proceeds from sales of investments (net of purchases of investments) of $22 million, and capital expenditures and acquisitions of intellectual property of $14.7 million. Net cash used in investing activities during the three months ended March 31, 2010 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $131.4 million, capital expenditures and acquisitions of intellectual property of $16.2 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. We are not a capital intensive business.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2011 consisted primarily of proceeds from stock option exercises and employee stock purchases of $59.5 million and excess tax benefits from stock-based compensation of $13.7 million, offset by $11.6 million for the repurchase of approximately 36,000 shares of our common stock through open market transactions. Net cash provided by financing activities during the three months ended March 31, 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $92.5 million.

Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We are involved in various ordinary and routine legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. There have been no material developments to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against us and seven of our current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above.

Purported Derivative Actions

On August 19, 2010, an alleged shareholder caused a purported shareholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for the company’s benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorney’s fees. On September 15, 2010, another purported shareholder filed an essentially identical lawsuit entitled Applbaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of our current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, formal discovery has been stayed in the case.

ITEM 1A.	RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following:

NATURAL OR OTHER DISASTERS COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR IN HIGHER EXPENSES.

Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the recent earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. Since the earthquake, we have noticed a significant drop in commercial activity in Japan, and we believe economic activity in the country may be disrupted for a substantial period of time. As a result, our sales in Japan may be adversely affected. In addition, we expect demand for our products in Japan for the remainder of 2011 to be further curtailed as government health spending resources are redeployed into more immediately critical areas.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2011, we announced that the Board increased its authorization for stock repurchases to $400 million.

The table below summarizes our stock repurchase activity for the three months ended March 31, 2011:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
January 1, 2011 to January 31, 2011	300	$324.33	300	$101.2 million
February 1, 2011 to February 28, 2011	10,000	$324.30	10,000	$396.8 million
March 1, 2011 to March 31, 2011	25,641	$322.63	25,641	$388.5 million

Total during quarter ended March 31, 2011	35,941	$323.11	35,941	$388.5 million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009),

3.3	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged at Level I through IV.

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

Date: April 20, 2011