Form 10-Q
period 2011-06-30
INTUITIVE SURGICAL INC
filed 2011-07-20
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The Registrant had 39,083,127 shares of Common Stock, $0.001 par value per share, outstanding as of July 14, 2011.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$382.0	$279.8
Short-term investments	611.9	630.6
Accounts receivable, net	250.3	246.8
Inventory	100.1	86.8
Prepaids and other assets	17.0	23.3
Deferred tax assets	4.0	8.5

Total current assets	1,365.3	1,275.8
Property, plant and equipment, net	194.2	159.8
Long-term investments	828.1	698.5
Long-term deferred tax assets	77.3	73.3
Intangible and other assets, net	68.1	66.1
Goodwill	116.9	116.9

Total assets	$2,649.9	$2,390.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.5	$35.6
Accrued compensation and employee benefits	54.6	63.4
Deferred revenue	134.3	126.1
Other accrued liabilities	47.6	48.7

Total current liabilities	274.0	273.8
Long-term liabilities	87.4	79.2

Total liabilities	361.4	353.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.1 and 38.9 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	1,487.4	1,316.9
Retained earnings	798.5	718.9
Accumulated other comprehensive income	2.6	1.6

Total stockholders’ equity	2,288.5	2,037.4

Total liabilities and stockholders’ equity	$2,649.9	$2,390.4

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Product	$358.1	$295.3	$682.6	$573.3
Service	67.6	55.4	131.2	106.0

Total revenue	425.7	350.7	813.8	679.3
Cost of revenue:
Product	93.5	72.7	178.3	140.7
Service	25.6	21.2	50.1	41.3

Total cost of revenue	119.1	93.9	228.4	182.0

Gross profit	306.6	256.8	585.4	497.3

Operating expenses:
Selling, general, and administrative	106.5	88.6	205.6	171.4
Research and development	32.0	28.5	63.4	56.5

Total operating expenses	138.5	117.1	269.0	227.9

Income from operations	168.1	139.7	316.4	269.4
Interest and other income, net	4.1	4.5	9.4	8.6

Income before taxes	172.2	144.2	325.8	278.0
Income tax expense	54.8	55.5	104.3	104.0

Net income	$117.4	$88.7	$221.5	$174.0

Earnings per share:
Basic	$2.99	$2.26	$5.65	$4.45

Diluted	$2.91	$2.19	$5.51	$4.31

Shares used in computing earnings per share:
Basic	39.2	39.3	39.2	39.1

Diluted	40.3	40.5	40.2	40.4

See accompanying Notes to Condensed Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income	$221.5	$174.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13.8	11.4
Amortization of intangible assets	8.7	7.9
Deferred income taxes	0.8	0.4
Income tax benefits from employee stock option plans	21.1	40.7
Excess tax benefit from stock-based compensation	(24.4)	(46.9)
Share-based compensation expense	66.9	57.1
Changes in operating assets and liabilities:
Accounts receivable	(3.5)	10.7
Inventory	(13.3)	(16.4)
Prepaids and other assets	(3.1)	0.8
Accounts payable	1.8	14.3
Accrued compensation and employee benefits	(9.0)	(7.5)
Deferred revenue	8.5	8.3
Accrued liabilities	6.5	36.3

Net cash provided by operating activities	296.3	291.1

Investing Activities:
Purchase of investments	(725.9)	(604.3)
Proceeds from sales and maturities of investments	619.3	386.6
Purchase of property and equipment and acquisition of intellectual property	(53.2)	(36.5)

Net cash used in investing activities	(159.8)	(254.2)

Financing Activities:
Proceeds from issuance of common stock, net	91.2	115.9
Excess tax benefit from stock-based compensation	24.4	46.9
Repurchase and retirement of common stock	(150.7)	—

Net cash provided by (used in) financing activities	(35.1)	162.8

Effect of exchange rate changes on cash and cash equivalents	0.8	(1.1)

Net increase in cash and cash equivalents	102.2	198.6
Cash and cash equivalents, beginning of period	279.8	221.4

Cash and cash equivalents, end of period	$382.0	$420.0

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2010 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed on February 1, 2011. The results of operations for the first six months of fiscal 2011 are not indicative of the results to be expected for the entire fiscal year or any future periods.

New Accounting Standards Recently Adopted

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and IFRS. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

NOTE 3. CASH, CASH EQUIVALENTS & INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents and investments as of June 30, 2011 and December 31, 2010 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Cash and cash equivalents:
Cash	$20.3	$—	$—	$20.3
Cash equivalents	361.7	—	—	361.7

Total cash and cash equivalents	$382.0	$—	$—	$382.0

Available for sale investments:
Short-term
Commercial paper	$90.3	$—	$—	$90.3
Municipal notes	108.4	0.3	—	108.7
U.S. corporate debt & equity securities	170.0	1.4	—	171.4
U.S. treasuries	106.8	0.1	—	106.9
U.S. government agencies	134.4	0.2	—	134.6

Total short-term	$609.9	$2.0	$—	$611.9

Long-term
Municipal notes	$142.8	$0.6	$(3.9)	$139.5
U.S. corporate debt	380.9	2.4	(0.3)	383.0
U.S. treasuries	18.4	0.1	—	18.5
U.S. government agencies	253.2	0.9	—	254.1
Non-U.S. government securities	32.7	0.3	—	33.0

Total long-term	$828.0	$4.3	$(4.2)	$828.1

Total cash, cash equivalents and available for sale investments	$1,819.9	$6.3	$(4.2)	$1,822.0

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Cash and cash equivalents:
Cash	$20.1	$—	$—	$20.1
Cash equivalents	259.7	—	—	259.7

Total cash and cash equivalents	$279.8	$—	$—	$279.8

Available for sale investments:
Short-term
Commercial paper	$79.0	$—	$—	$79.0
Municipal notes	111.8	0.4	—	112.2
U.S. corporate debt	174.1	1.3	—	175.4
U.S. treasuries	76.3	—	—	76.3
U.S. government agencies	187.4	0.3	—	187.7

Total short-term	$628.6	$2.0	$—	$630.6

Long-term
Municipal notes	$143.4	$0.3	$(4.3)	$139.4
U.S. corporate debt	300.4	1.8	(0.9)	301.3
U.S. treasuries	39.9	0.1	—	40.0
U.S. government agencies	196.7	0.3	(0.4)	196.6
Non-U.S. government securities	21.2	0.1	(0.1)	21.2

Total long-term	$701.6	$2.6	$(5.7)	$698.5

Total cash, cash equivalents and available for sale investments	$1,610.0	$4.6	$(5.7)	$1,608.9

The following table summarizes the maturities of the Company’s cash equivalents and available-for-sale investments, excluding equity securities, as of June 30, 2011 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$970.9	$972.4
Mature in one to five years	805.5	809.4
Mature in more than five years	22.5	18.7

Total	$1,798.9	$1,800.5

During the six months ended June 30, 2011, realized gains recognized on the sale of investments were approximately $2.4 million. Realized gains and losses recognized for three months ended June 30, 2011 and three and six months ended June 30, 2010 were not significant. As of June 30, 2011 and December 31, 2010, net unrealized gains on available-for-sale securities, net of tax, of $2.1 million and $1.3 million, respectively were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At June 30, 2011, the Company evaluated its gross unrealized losses, the majority of which were from auction-rate securities (ARS). The Company determined these unrealized losses to be temporary, because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets, including cash equivalents, available-for-sale securities and foreign currency derivatives at their fair value. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of June 30, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements at June 30, 2011 Using
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Money Market funds	$337.9	$—	$—	$337.9
U.S. treasuries	125.4	—	—	125.4
Commercial paper	—	114.1	—	114.1
Corporate debt & equity securities	1.2	553.2	—	554.4
U.S. government agencies	—	388.7	—	388.7
Non-U.S. government securities	—	33.0	—	33.0
Municipal notes	—	229.5	18.7	248.2

Total available-for-sale securities	464.5	1,318.5	18.7	1,801.7

Total assets measured at fair value	$464.5	$1,318.5	$18.7	$1,801.7

Liabilities
Foreign Currency Derivatives	$—	$2.2	$—	$2.2

Total liabilities measured at fair value	$—	$2.2	$—	$2.2

	Fair Value Measurements at December 31, 2010 Using
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Money Market funds	$211.2	$—	$—	$211.2
U.S. treasuries	116.3	—	—	116.3
Commercial paper	—	122.5	—	122.5
Corporate debt	—	476.8	—	476.8
U.S. government agencies	—	389.2	—	389.2
Non-U.S. government securities	—	21.1	—	21.1
Municipal notes	—	233.1	18.6	251.7

Total available-for-sale securities	327.5	1,242.7	18.6	1,588.8

Foreign Currency Derivatives	—	0.2	—	0.2

Total assets measured at fair value	$327.5	$1,242.9	$18.6	$1,589.0

Liabilities
Foreign Currency Derivatives	$—	$2.1	$—	$2.1

Total liabilities measured at fair value	$—	$2.1	$—	$2.1

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. There have been no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2011. Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of June 30, 2011, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivative

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the Euro and GBP.

As of June 30, 2011 and December 31, 2010, the Company had notional amounts of €24.5 million and €21.0 million, respectively, of outstanding currency forward contracts entered into to hedge Euro dominated sales. The net gains (losses) reclassified to revenue related to hedged revenue transactions for the three and six months ended June 30, 2011 were $(1.0) million and $(1.6) million, respectively, compared with $1.9 million and $2.5 million, respectively, for the same periods in 2010.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro and GBP.

As of June 30, 2011, the Company had notional amounts of €22.5 million and £2.7 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets, compared to €26.0 million and £2.2 million at December 31, 2010. For the three months ended June 30, 2011 and 2010, the Company had recognized gains (losses) of approximately $(1.0) million and $1.9 million, respectively, in interest and other income, net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. These were offset by net foreign exchange gains (losses) of approximately $1.0 million and $(2.2) million during the three months ended June 30, 2011 and 2010, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets. For the six months ended June 30, 2011 and 2010, the Company had recognized gains (losses) of approximately $(3.2) million and $4.1 million, respectively, in interest and other income, net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. These were offset by net foreign exchange gains (losses) of approximately $3.3 million and $(4.9) million during the six months ended June 30, 2011 and 2010, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets.

NOTE 5. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in millions):

	June 30, 2011	December 31, 2010
Inventory
Raw materials	$26.8	$25.6
Work-in-process	2.6	2.5
Finished goods	70.7	58.7

Total	$100.1	$86.8

During the three month period ended June 30, 2011, the Company purchased land and buildings in Sunnyvale, California for approximately $33.1 million.

NOTE 6. CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 the Company filed a motion to dismiss the amended complaint; that motion is scheduled to be heard on August 11, 2011.

On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company’s current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed an essentially identical lawsuit entitled Applbaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company’s current and former officers and directors. On October 5, 2010 the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, formal discovery has been stayed in the case.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the year ended December 31, 2010, the Company repurchased and retired approximately 0.7 million shares of its common stock at an average purchase price of $267.81 per share, for an aggregate purchase price of $198.6 million, through open market transactions. On February 3, 2011, the Board increased its authorization for stock repurchases to $400 million. During the three months ended June 30, 2011, the Company repurchased and retired approximately 401,000 shares of its common stock at an average purchase price of $347.12 per share, for an aggregate purchase price of $139.1 million, through open market transactions. During the six months ended June 30, 2011, the Company repurchased and retired approximately 437,000 shares of its common stock at an average purchase price of $345.15 per share, for an aggregate purchase price of $150.7 million, through open market transactions. As of June 30, 2011, the remaining authorized amount of stock repurchases under the Board-authorized stock repurchase program was approximately $249.3 million.

Comprehensive Income

The components of other comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$117.4	$88.7	$221.5	$174.0
Foreign currency translation gains (losses)	—	(0.4)	0.3	(0.6)
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative instruments	(0.1)	1.1	(1.7)	3.1
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	1.0	(2.2)	1.6	(3.1)
Unrealized gains on available-for-sale securities, net of tax	2.4	—	0.8	—

Total other comprehensive income	$120.7	$87.2	$222.5	$173.4

The components of accumulated other comprehensive income are as follows (in millions):

	June 30, 2011	December 31, 2010
Foreign currency translation gains	$0.4	$0.1
Accumulated net realized gains on derivatives, net of tax	0.1	0.2
Accumulated net unrealized gains on available-for-sale securities, net of tax	2.1	1.3

Total accumulated other comprehensive income	$2.6	$1.6

NOTE 8. STOCK-BASED COMPENSATION

Stock Option Plans

2010 Incentive Award Plan

In April 2011, the Company’s stockholders approved the amended and restated 2010 Incentive Award Plan (“2010 Plan”) to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the 2010 Plan from 1,250,000 to 2,450,000.

2009 Employment Commencement Incentive Plan

In July 2011, the Company’s Board of Directors amended and restated the 2009 Employment Commencement Incentive Plan (“2009 Plan”) to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the 2009 Plan from 350,000 to 530,000.

A summary of stock option activity under all stock plans for the six months ended June 30, 2011 is presented as follows (in millions, except per share amounts):

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2010	1.4	4.8	$209.03
Options authorized	1.3	—	—
Options granted	(1.2)	1.2	339.76
Options exercised	—	(0.5)	142.81
Options forfeited/expired	—	(0.1)	274.47

Balance at June 30, 2011	1.5	5.4	$244.66

As of June 30, 2011, 2.5 million shares of options were exercisable at a weighted-average price of $194.58 per share.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased 92,072 shares for $10.4 million and 82,948 shares for $7.7 million during the six months ended June 30, 2011 and 2010, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales - products	$3.2	$2.4	$6.0	$4.5
Cost of sales - services	2.8	2.2	5.3	4.1

Total cost of sales	6.0	4.6	11.3	8.6
Selling, general and administrative	21.4	20.0	41.6	37.8
Research and development	7.4	5.7	14.0	10.7

Stock-based compensation expense before income taxes	34.8	30.3	66.9	57.1
Income tax effect	11.2	8.3	21.7	15.9

Stock-based compensation expense after income tax effect	$23.6	$22.0	$45.2	$41.2

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Options
Average risk free interest rate	1.95%	2.33%	2.30%	2.33%
Average expected term (years)	4.6	4.6	4.8	4.8
Average expected volatility	35%	37%	35%	35%
Weighted average fair value at grant date	$113.55	$115.53	$114.67	$111.69
Total stock-based compensation expense (in millions)	$32.8	$28.3	$62.8	$53.2

ESPP
Average risk free interest rate			0.37%	0.49%
Average expected term (years)			1.3	1.3
Average expected volatility			35%	35%
Weighted average fair value at grant date			$97.07	$99.34
Total stock-based compensation expense (in millions)	$2.0	$2.0	$4.1	$3.9

There were no new ESPP offerings during the three months ended June 30, 2011 and 2010.

NOTE 9. INCOME TAXES

Income tax expense for the three months ended June 30, 2011 was $54.8 million, or 31.8% of pre-tax income, compared with $55.5 million, or 38.5% of pre-tax income for the three months ended June 30, 2010. Income tax expense for the six months ended June 30, 2011 was $104.3 million, or 32.0% of pre-tax income, compared with $104.0 million, or 37.4% of pre-tax income for the six months ended June 30, 2010. The effective tax rate for the three and six months ended June 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate and research & development credits (“R&D credits”), partially offset by state income taxes and non-deductible stock option expenses. The Company intends these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for the three and six months ended June 30, 2010 differs from the federal statutory rate primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate. The decrease in effective tax rates for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010 is primarily related to R&D credits, the decrease in California tax after the adoption of single sales factor apportionment effective January 1, 2011, and an increase in foreign earnings taxed at lower rates relative to domestic income.

As of June 30, 2011, the Company has total gross unrecognized tax benefits of approximately $86.2 million compared with approximately $78.9 million as of December 31, 2010, representing an increase of approximately $7.3 million for the six months ended June 30, 2011. Of the total gross unrecognized tax benefits, $81.9 million and $74.7 million as of June 30, 2011 and December 31, 2010, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $6.6 million and $5.5 million, respectively, as of June 30, 2011 and December 31, 2010.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statutes of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

NOTE 10. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$117.4	$88.7	$221.5	$174.0
Basic:
Weighted-average shares outstanding	39.2	39.3	39.2	39.1

Basic net income per share	$2.99	$2.26	$5.65	$4.45

Diluted:
Weighted-average shares outstanding used in basic calculation	39.2	39.3	39.2	39.1
Add common stock equivalents	1.1	1.2	1.0	1.3

Weighted-average shares used in computing diluted net income per share	40.3	40.5	40.2	40.4

Diluted net income per share	$2.91	$2.19	$5.51	$4.31

Employee stock options to purchase approximately 2.5 million and 1.4 million weighted shares for the three months ended June 30, 2011 and 2010, respectively, and 2.2 million and 1.1 million weighted shares for the six months ended June 30, 2011 and 2010, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of the global and regional economic conditions and related credit markets and related impact on health care spending; health care reform legislation in the United States and its implications on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products; the results of the year-end audit and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $419.6 million, or 48% of total revenue in 2008 to $561.7 million, or 53% of total revenue in 2009 to $752.7 million, or 53% of total revenue in 2010. Recurring revenue for the three months ended June 30, 2011 was $239.1 million or 56% of total revenue and for the six months ended June 30, 2011 was $460.1 million, or 57% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 1,933 at June 30, 2011, compared with 1,840 at March 31, 2011 and 1,752 at December 31, 2010.

Regulatory Activities

We believe that we have obtained the clearances required to market our products to our targeted surgical specialties within the United States. As we make additions to target procedures, we will continue to seek the necessary clearances. The following table lists chronologically our U.S. Food & Drug Administration (“FDA”) clearances to date:

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

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. During the three and six months ended June 30, 2011 we sold 4 and 9 da Vinci S Systems, respectively, compared to 1 and 8 systems during the three and six months ended June 30, 2010, respectively, in Japan. These sales were primarily made to early adopters. We are currently focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to meet government requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan. The recent earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. Sales to customers located in Japan represented approximately 1% of our product revenue in 2010. Since the earthquake, we have noticed a drop in commercial activity in Japan. We believe economic activity in the country may be disrupted for a substantial period of time, including a reduction in hospital spending. As a result, our sales in Japan may be adversely affected. Given the relatively small proportion of our total revenue coming from Japanese customers, we do not expect the overall impact on our revenues resulting from the earthquake and tsunami in Japan to be material. However, we do expect demand for our products in Japan through 2012 to be curtailed as health spending resources are redeployed into more immediately critical areas. At this time, we do not believe that we face any critical inventory supply issues related to Japanese sourced components.

2011 Business Events and Trends

Economic Environment. During the first half of 2009, the world-wide economic recession curtailed capital purchases of our da Vinci Surgical Systems. Beginning in the second half of 2009 through the second quarter of 2011, the U.S. economy has been recovering slowly. Demand for da Vinci systems in Europe has recovered more slowly than in the U.S. European demand, driven by procedure growth, has been stronger and more consistent in the larger German, French, and Italian markets. Demand in the smaller European economies has been more sporadic. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical factors. The 129 and 249 total da Vinci Surgical Systems sold in the three and six months ended June 30, 2011 exceeded those sold during the same periods of 2010 by 21 and 37 systems, respectively.

da Vinci Si Surgical System Market Acceptance. In the second quarter of 2009 we launched our newest da Vinci model, the da Vinci Si. The da Vinci Si Surgical System was FDA approved and CE marked upon launch and is currently available in most countries in Europe and Asia, excluding Japan, among others. da Vinci Si Systems are available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories, excluding endoscopes and drapes, are compatible with the da Vinci Si system. The da Vinci S System can be upgraded to the da Vinci Si System; however, most customers have chosen to trade-out their da Vinci S Systems rather than receiving component level field upgrades. We will continue to sell, service and support the da Vinci S Surgical System. Our sales of the standard da Vinci Surgical System have substantially ended; however, we continue to service and support this product line as well.

Market acceptance of the da Vinci Si Surgical System has been positive since its market introduction in the first quarter of 2009. During the three and six months ended June 30, 2011, 121 out of 129 and 234 out of 249 systems sold, respectively, were da Vinci Si models, representing approximately 94% of system sales for the three and six months ended June 30, 2011.

In the third quarter of 2010, we introduced the new Si-e model of the da Vinci Surgical System. The 3-arm Si-e System is designed to deliver core da Vinci functionality, providing a flexible, capable and economical solution for many robotic-assisted procedures. The da Vinci Si-e system is fully upgradeable to the da Vinci Si model by adding a fourth arm (third instrument arm), and other enhancements. During the three and six months ended June 30, 2011, we sold 4 and 7 da Vinci Si-e systems, respectively.

da Vinci Skills Simulator. In the first quarter of 2011, we began shipping the da Vinci Skills Simulator. The simulator is a practice tool for the da Vinci Si Surgical System that gives a user the opportunity to practice in his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. The suite of exercises includes novice, intermediate, and advanced levels. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System. Most da Vinci Skills Simulators have been sold in conjunction with new da Vinci Si Surgical System sales. Demand for the da Vinci Skills Simulator product has been strong. We sold 115 and 162 da Vinci Skills Simulators in the three and six months ended June 30, 2011, respectively.

da Vinci Single-Site instruments. In February 2011 we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products into Europe. da Vinci Single-Site is a set of instruments and accessories that allow da Vinci Si systems to work through a single incision rather than three incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body. Single site surgery today is typically performed with modified laparoscopic instruments. Early clinical results with manual instruments have been encouraging, however, manual single incision surgery is challenging due to a difficult user interface and the requirement to manage collisions in a small space near the patient. da Vinci Single-Site instruments and accessories are designed to avoid collisions at the patient while the surgeon operates them from the surgeon’s console with intuitive control. The vast majority of da Vinci Single-Site procedures performed to date have been cholecystectomies. da Vinci Single-site instruments and accessories are not yet FDA cleared for sale in the U.S. The FDA has requested additional clinical information which we will submit once collected.

da Vinci Fluorescence Imaging. In the first quarter of 2011, we launched our new da Vinci Fluorescence Imaging product in the U.S. This new accessory offering combines fluorescent dye with a specialized da Vinci endoscope and illuminator to allow surgeons to see vasculature in three dimensions beneath tissue surfaces to assess blood flow and other conditions that cannot be seen with direct imaging. The fluorescent images integrate into the da Vinci surgeon console, providing the surgeon with real time images. We believe that da Vinci Fluorescence Imaging will enable surgeons to work with more confidence and precision in several procedures, potentially including partial nephrectomy and rectal resections. Our phased roll-out of the da Vinci Fluorescence Imaging product is progressing, with its initial use targeted in partial nephrectomy procedures.

Other Product Introductions. In the second quarter of 2011, we released in the U.S. and Europe our new thoracic grasper and dissecting bipolar instruments. In the U.S. we also released a medium/large clip applier. We believe these new instruments are targeted to enhance the da Vinci System’s surgical capability in emerging lobectomy and other thoracic procedures. We also received the CE mark for our new suction-irrigation instrument and we have begun its roll-out in Europe. The suction irrigation instrument is also designed to facilitate thoracic as well as general surgery procedures. We have submitted our 510(k) for the suction irrigation instrument and are working through the approval process with the FDA.

Procedure Adoption

We believe the adoption of da Vinci surgery occurs surgical procedure by surgical procedure, and is being adopted for those procedures which offer significant patient value. The value of a surgical procedure to a patient is higher if it offers superior clinical outcomes, less surgical trauma, or both.

An increasing body of peer reviewed literature has indicated that many of our targeted procedures offer improved clinical outcomes compared to traditional open surgery. For example, it has been reported that da Vinci Prostatectomy (“dVP”) offers less surgical and post-surgical morbidity and da Vinci Hysterectomy (“dVH”) for cancerous conditions offers increased lymph node retrieval counts and a significant reduction in blood transfusions. We believe that for many patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities when compared to open surgery.

In 2010, approximately 278,000 surgical procedures were performed with the da Vinci Surgical System, up approximately 35% compared to 2009. The growth in our overall procedure volume was driven primarily by: dVH in the U.S., dVP outside the U.S. and follow-on procedures in the Urology and Gynecology categories (Partial Nephrectomy, Cystectomy, Pyeloplasty, Sacralcolpopexy, Myomectomy) in the U.S. Total da Vinci surgical procedures for the three and six months ended June 30, 2011 grew by approximately 30%, compared with 36% and 37% for the same periods in 2010.

During 2010, dVH became our highest volume procedure, surpassing dVP. dVH procedure volume grew from approximately 69,000 cases in 2009 to approximately 110,000 cases in 2010. The vast majority of our 2010 dVH volume came from the U.S. market, where we estimate the total annual addressable robotic market to be approximately 300,000 to 350,000 cases, of which about 50,000 are for cancer.

dVP procedure volume grew from approximately 90,000 cases in 2009 to approximately 98,000 cases worldwide in 2010. The large majority of the approximately 85,000 prostatectomies performed each year in the U.S. are done robotically with the da Vinci Surgical System. The majority of our 2010 worldwide dVP growth came from European markets, while our 2010 U.S. dVP volume was essentially flat.

Other procedures (non-dVH/dVP) grew over 50% in 2010. Growth in these other da Vinci procedures is comprised of follow-on procedures such as da Vinci Partial Nephrectomy in Urology and da Vinci Sacralcopopexy in Gynecology as well as other procedures, which we term emerging procedures. Emerging procedures are earlier in their development, such as da Vinci Transoral Robotic Surgery (“dVTORS”) in head and neck surgery. While early results in emerging procedures are encouraging and may point to significant patient value, their growth is off of a small absolute base and their future growth rates are uncertain.

As we increase our penetration into benign dVH and other benign conditions, our procedure volumes are likely to reflect more seasonality as patients have more short-term flexibility regarding when these procedures are performed. Historically, we have experienced relatively lower procedure counts in the first quarter, as insurance deductibles are reset, and the third quarter, attributable to vacation season, especially in Europe. The fourth quarter has historically been the seasonally strongest procedure quarter, as more insurance deductibles are met. Timing of procedures and changes in procedure growth directly affect the timing of instruments and accessory purchases and capital purchases.

Technology Acquisitions

We make strategic acquisitions of intellectual property and related technologies from time to time. Total investments in intellectual property and related technologies during the three and six months ended June 30, 2011 were none and $5.0 million, respectively, compared to $3.0 million and $6.5 million, respectively, during the three and six months ended June 30, 2010. Amortization expense related to purchased intellectual property for the three and six months ended June 30, 2011 were $4.3 million and $8.7 million, respectively, compared to $3.8 million and $7.3 million, respectively, during the three and six months ended June 30, 2010.

Second Quarter 2011 Financial Highlights

•	Total revenue increased to $425.7 million, or 21%, during the three months ended June 30, 2011 from $350.7 million during the three months ended June 30, 2010.

•	da Vinci procedures performed during the three months ended June 30, 2011 were up approximately 30% compared to the three months ended June 30, 2010.

•	Instruments and accessories revenue increased to $171.5 million, or 35%, during the three months ended June 30, 2011 from $127.5 million during the three months ended June 30, 2010.

•

Recurring revenue increased to $239.1 million, or 31%, during the three months ended June 30, 2011, representing 56% of total revenue from $182.9 million during the three months ended June 30, 2010, representing 52% of total revenue.

•	We sold 129 da Vinci Surgical Systems during the three months ended June 30, 2011, compared with 108 during the three months ended June 30, 2010.

•	System revenue increased to $186.6 million, or 11%, during the three months ended June 30, 2011 from $167.8 million during the three months ended June 30, 2010.

•	As of June 30, 2011, we had a da Vinci Surgical System installed base of 1,933 systems; 1,411 in the United States, 342 in Europe, and 180 in the rest of the world.

•

We added 40 employees during the three months ended June 30, 2011, the majority of which were in field sales, service, training, and product operations, bringing our total headcount to 1,769 as of June 30, 2011.

•

Operating income increased to $168.1 million, or 20%, during the three months ended June 30, 2011 compared to $139.7 million during the three months ended June 30, 2010. Operating income included $34.8 million and $30.3 million during the three months ended June 30, 2011 and 2010, respectively, of stock-based compensation expense related to employee stock programs.

•

As of June 30, 2011, we had $1,822.0 million in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $65.0 million during the three months ended June 30, 2011 driven by cash flow from operations and $31.7 million generated from employee stock programs, offset by $139.1 million of stock repurchases and the purchase of property of $33.1 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions):

	Three months Ended June 30,				Six months Ended June 30,
		% of total		% of total		% of total		% of total
	2011	revenue	2010	revenue	2011	revenue	2010	revenue
Revenue:
Products	$358.1	84%	$295.3	84%	$682.6	84%	$573.3	84%
Services	67.6	16%	55.4	16%	131.2	16%	106.0	16%

Total revenue	425.7	100%	350.7	100%	813.8	100%	679.3	100%

Cost of revenue:
Products	93.5	22%	72.7	21%	178.3	22%	140.7	21%
Services	25.6	6%	21.2	6%	50.1	6%	41.3	6%

Total cost of revenue	119.1	28%	93.9	27%	228.4	28%	182.0	27%

Products gross profit	264.6	62%	222.6	63%	504.3	62%	432.6	63%
Services gross profit	42.0	10%	34.2	10%	81.1	10%	64.7	10%

Gross profit	306.6	72%	256.8	73%	585.4	72%	497.3	73%

Operating expenses:
Selling, general, and administrative	106.5	25%	88.6	25%	205.6	25%	171.4	25%
Research and development	32.0	8%	28.5	8%	63.4	8%	56.5	8%

Total operating expenses	138.5	33%	117.1	33%	269.0	33%	227.9	34%

Income from operations	168.1	39%	139.7	40%	316.4	39%	269.4	40%
Interest and other income, net	4.1	1%	4.5	1%	9.4	1%	8.6	1%

Income before taxes	172.2	40%	144.2	41%	325.8	40%	278.0	41%
Income tax expense	54.8	12%	55.5	16%	104.3	13%	104.0	15%

Net income	$117.4	28%	$88.7	25%	$221.5	27%	$174.0	26%

Total Revenue

Total revenue was $425.7 million for the three months ended June 30, 2011 compared to $350.7 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, revenue increased to $813.8 million from $679.3 million for the six months ended June 30, 2010. Revenue growth for the first half of 2011 was driven by the continued adoption of da Vinci surgery, driving higher system and recurring revenue. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our target procedures. dVH and dVP are our two largest procedures, representing more than 70% of our total procedures over the past several years. An increasing body of peer reviewed literature has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomies in the critical categories of cancer removal, continence, and sexual potency. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. We believe that for many patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 80% and 78% of total revenue for the three and six month ended June 30, 2011, and 82% and 81% of total revenue for the three and six month ended June 30, 2010, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to more rapid procedure adoption in the United States, driven by the ability of patients to choose their providers and methods of treatment. For the three and six months ended June 30, 2011, international revenue grew as percentage of total revenue compared to the same period last year, primarily due to higher European sales driven by increased dVP penetration in Europe.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and six month ended June 30, 2011 and 2010 (in millions, except percentages and unit sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Instruments and accessories	$171.5	$127.5	$328.9	$250.2
Systems	186.6	167.8	353.7	323.1

Total product revenue	358.1	295.3	682.6	573.3
Services	67.6	55.4	131.2	106.0

Total revenue	$425.7	$350.7	$813.8	$679.3

Recurring revenue	$239.1	$182.9	$460.1	$356.2

% of total revenue	56%	52%	57%	52%
Domestic	$338.9	$287.7	$636.1	$547.9
International	86.8	63.0	177.7	131.4

Total revenue	$425.7	$350.7	$813.8	$679.3

% of Revenue – Domestic	80%	82%	78%	81%
% of Revenue – International	20%	18%	22%	19%

Domestic Unit Sales	99	86	188	166
International Unit Sales	30	22	61	46

Total Unit Sales	129	108	249	212

Product Revenue

Product revenue was $358.1 million for the three months ended June 30, 2011 compared with $295.3 million for the three months ended June 30, 2010.

Instruments and accessories revenue increased to $171.5 million for the three months ended June 30, 2011 compared with $127.5 million for the three months ended June 30, 2010. The 35% increase in revenue was driven by a 30% increase in procedures performed and higher stocking orders associated with increased system sales. Procedure growth was primarily driven by hysterectomy and, to a lesser extent, prostatectomy adoption, largely in Europe. Higher procedure volume in follow-on gynecologic procedures, including sacralcolpopexies and myomectomies, follow-on urologic procedures, including partial and full nephrectomies, and emerging procedures, including low anterior resection, lobectomy, and transoral surgeries also contributed to the 2011 procedure growth.

Systems revenue increased to $186.6 million during the three months ended June 30, 2011 from $167.8 million during the three months ended June 30, 2010 primarily due to higher da Vinci system unit sales, partially offset by a lower average selling price, or ASP. We sold 129 da Vinci Surgical Systems during the three months ended June 30, 2011, compared with 108 in the same period last year. 121 of the 129 systems sold during the three months ended June 30, 2011 were the da Vinci Si Surgical Systems. 15 standard and 21 da Vinci S Surgical Systems were traded in as part of da Vinci Si purchase transactions during the three months ended June 30, 2011, compared with 19 standard systems traded in during the same period last year. Systems revenue during the three months ended June 30, 2010 included $6.7 million of da Vinci S to da Vinci Si upgrade revenue. Prior to the fourth quarter 2010, transactions involving customers transitioning from da Vinci S to a da Vinci Si system were included in upgrade revenue and excluded from the system count. Our present treatment reflects the current nature of the higher-priced transactions where customers are now shipped completely new da Vinci Si systems in exchange for their used da Vinci S systems, rather than receiving component level field upgrades of their da Vinci S units. System upgrade revenue was $0.8 million during the three months ended June 30, 2011 compared to $7.6 million during the three months ended June 30, 2010. The da Vinci system ASP was $1.44 million during the three months ended June 30, 2011 compared to $1.48 million for the three months ended June 30, 2010. The lower 2011 system ASP resulted primarily from a higher proportion of system sales involving trade-ins, and the associated credits for the returned units, and product and customer mix. 115 simulators, largely in connection with new system sales, were sold during the three months ended June 30, 2011, including 33 units (and related $1.3 million of revenue) which were deferred ending the first quarter of 2011.

Product revenue was $682.6 million for the six months ended June 30, 2011 compared with $573.3 million for the six months ended June 30, 2010.

Instruments and accessories revenue increased to $328.9 million for the six months ended June 30, 2011 compared with $250.2 million for the six months ended June 30, 2010. The 31% increase in revenue was driven by the same factors driving instruments and accessories revenue growth for the three months ended June 30, 2011 and 2010 as described above.

Systems revenue increased to $353.7 million during the six months ended June 30, 2011 from $323.1 million during the six months ended June 30, 2010 primarily due to higher da Vinci system unit sales, partially offset by a lower ASP. We sold 249 da Vinci Surgical Systems during the six months ended June 30, 2011, compared with 212 in the same period in 2010. 227 of the 249 systems sold during the six months ended June 30, 2011 were the da Vinci Si Surgical Systems. 28 standard and 40 da Vinci S Surgical Systems were traded in as part of da Vinci Si purchase transactions during the six months ended June 30, 2011, compared with 36 standard systems traded in during the same period last year. System revenue during the six months ended June 30, 2010 included $11.0 million of da Vinci S to da Vinci Si upgrade revenue. Prior to the fourth quarter 2010, transactions involving customers transitioning from da Vinci S to a da Vinci Si system were included in upgrade revenue and excluded from the system count. Our present treatment reflects the current nature of the higher-priced transactions where customers are now shipped completely new da Vinci Si systems in exchange for their used da Vinci S systems, rather than receiving component level field upgrades of their da Vinci S units. System upgrade revenue was $2.3 million during the six months ended June 30, 2011 compared to $12.6 million during the six months ended June 30, 2010. The da Vinci system ASP was $1.41 million during the six months ended June 30, 2011 compared to $1.47 million during the six months ended June 30, 2010. The lower 2011 ASP resulted primarily from a higher proportion of system sales involving trade-ins, and the associated credits for the returned units. During the six months ended June 30, 2011, we recognized revenue of approximately $7.8 million related to da Vinci Skills Simulators, sold largely in connection with new system sales. 162 simulators were sold during the six months ended June 30, 2011.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 22% to $67.6 million for the three months ended June 30, 2011 compared with $55.4 million for the three months ended June 30, 2010. We typically enter into system service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for the three months ended June 30, 2011 was primarily driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Service revenue increased 24% to $131.2 million for the six months ended June 30, 2011 compared with $106.0 million for the six months ended June 30, 2010. Higher service revenue during the first six months of 2011 was primarily driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit for the three months ended June 30, 2011 increased 19% to $264.6 million, or 73.9% of product revenue, compared with $222.6 million, or 75.4% of product revenue, for the three months ended June 30, 2010. Product gross profit for the six months ended June 30, 2011 increased 17% to $504.3 million, or 73.9% of product revenue, compared with $432.6 million, or 75.5% of product revenue, for the six months ended June 30, 2010. The higher product gross profit was driven by higher 2011 product revenue, as described above. The lower product gross profit percentages for the three and six months ended June 30, 2011 reflect the lower ASP as previously described, the inclusion of lower margin da Vinci Skills Simulators in 2011, and higher reserves taken for excess inventory.

Service gross profit for the three months ended June 30, 2011 increased 23% to $42.0 million, or 62.1% of service revenue, compared with $34.2 million, or 61.7% of service revenue, for the three months ended June 30, 2010. Service gross profit for the six months ended June 30, 2011 increased 25% to $81.1 million, or 61.8% of service revenue, compared with $64.7 million, or 61.0% of service revenue, for the six months ended June 30, 2010. The higher 2011 service gross profit was driven by higher service revenue, as described above. The slightly higher gross service profit percentages for the three and six months ended June 30, 2011 were primarily driven by decreased service costs per system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2011 increased 20% to $106.5 million compared with $88.6 million for the three months ended June 30, 2010. Selling, general and administrative expenses for the six months ended June 30, 2011 increased 20% to $205.6 million compared with $171.4 million for the six months ended June 30, 2010. The increases were due to organizational growth to support our expanding business, particularly in the clinical field sales function, higher commissions related to higher revenue levels, and increased stock-based compensation expenses. Stock-based compensation expenses charged to sales, general and administrative expenses were approximately $21.4 million and $41.6 million for the three and six months ended June 30, 2011, respectively, compared with $20.0 million and $37.8 million during the three and six months ended June 30, 2010, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended June 30, 2011 increased 12% to $32.0 million compared with $28.5 million for the three months ended June 30, 2010. Research and development expenses for the six months ended June 30, 2011 increased 12% to $63.4 million compared with $56.5 million for the six months ended June 30, 2010. The increases were due to the growth in our research and development organization, higher stock-based compensation expenses, and higher prototype costs. Amortization expense related to purchased intellectual property during the three months ended June 30, 2011 and 2010 were $3.4 million and $3.7 million, respectively. Amortization expense related to purchased intellectual property during the six months ended June 30, 2011 was $7.0 million compared to $7.3 million during the six months ended June 30, 2010. Stock-based compensation expense during the three months ended June 30, 2011 and 2010 were approximately $7.4 million and $5.7 million, respectively. Stock-based compensation expenses during the six months ended June 30, 2011 and 2010 were approximately $14.0 million and $10.7 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net for the three months ended June 30, 2011 was $4.1 million compared with $4.5 million for the three months ended June 30, 2010. Slightly lower interest and other income, net for the three months ended June 30, 2011 was driven by lower interest income resulting from lower rates earned on higher cash and investment balances in the three months ended June 30, 2011.

Interest and other income, net for the six months ended June 30, 2011 was $9.4 million, which was $0.8 million more than the $8.6 million recorded for the six months ended June 30, 2010. Higher interest and other income, net for the six months ended June 30, 2011 was driven by $1.7 million of capital gains realized on the sale of equity securities, partially offset by lower interest income resulting from lower rates earned on cash and investment balances during the six months ended June 30, 2011.

Income Tax Expense

Income tax expense for the three months ended June 30, 2011 was $54.8 million, or 31.8% of pre-tax income, compared with $55.5 million, or 38.5% of pre-tax income for the three months ended June 30, 2010. Income tax expense for the six months ended June 30, 2011 was $104.3 million, or 32.0% of pre-tax income, compared with $104.0 million, or 37.4% of pre-tax income for the six months ended June 30, 2010. The effective tax rate for the three and six months ended June 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate and R&D credits, partially offset by state income taxes and non-deductible stock option expenses. We intend these foreign earnings to be indefinitely reinvested outside the United States. The effective tax rate for the three and six months ended June 30, 2010 differs from the federal statutory rate primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate. The decrease in effective tax rates for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010 is primarily related to R&D credits, the decrease in California tax after the adoption of single sales factor apportionment effective January 1, 2011, and an increase in foreign earnings taxed at lower rates relative to domestic income.

As of June 30, 2011, we had total gross unrecognized tax benefits of approximately $86.2 million compared with approximately $78.9 million as of December 31, 2010, representing an increase of approximately $7.3 million for the six months ended June 30, 2011. Of the total gross unrecognized tax benefits, $81.9 million and $74.7 million as of June 30, 2011 and December 31, 2010, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $6.6 million and $5.5 million, respectively, as of June 30, 2011 and December 31, 2010.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short- and long-term investments increased from $1,609 million at December 31, 2010 to $1,822 million at June 30, 2011. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data (unaudited)

	Six Months Ended June 30,
	2011	2010
	(in millions)
Net cash provided by (used in)
Operating activities	$296.3	$291.1
Investing activities	(159.8)	(254.2)
Financing activities	(35.1)	162.8
Effect of exchange rates on cash and cash equivalents	0.8	(1.1)

Net increase in cash and cash equivalents	$102.2	$198.6

Operating Activities

For the six months ended June 30, 2011, cash flow from operating activities of $296.3 million exceeded our net income of $221.5 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $86.9 million during the six months ended June 30, 2011.

2.	Cash used in working capital and other assets during the six months ended June 30, 2011 was approximately $12.1 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable increased by $3.5 million or 1% during the six months ended June 30, 2011 reflecting timing of system sales. The increase in inventory by $13.3 million or 15% during the six months ended June 30, 2011 reflects steps taken to increase component inventory where supplies have tightened and a build of finished goods as we prepare to move our manufacturing operations to our new building in Sunnyvale. Deferred revenue increased $8.5 million, or 7%, due to the increase in the number of installed systems for which service contracts exist.

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

Accounts receivable decreased by $10.7 million or 5% during the six months ended June 30, 2010 reflecting timing of system sales. Inventory increased by $16.4 million or 28% during the six months ended June 30, 2010 reflecting below optimal quantities at December 31, 2009. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $43.1 million or approximately 25% during the six months ended June 30, 2010 primarily due to taxes payable and timing of vendor payments during the six months ended June 30, 2010.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2011 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $106.6 million and capital expenditures and acquisitions of intellectual property of $53.2 million. The $53.2 million of capital expenditures and acquisitions of intellectual property includes $33.1 million in cash used when we completed our purchase of land and buildings near our headquarters in Sunnyvale, California. Net cash used in investing activities during the six months ended June 30, 2010 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $217.7 million and capital expenditures and acquisitions of intellectual property of $36.5 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. We are not a capital intensive business.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2011 consisted primarily of $150.7 million for the repurchase of approximately 437,000 shares of our common stock through open market transactions, offset by proceeds from stock option exercises and employee stock purchases of $91.2 million and excess tax benefits from stock-based compensation of $24.4 million. Net cash provided by financing activities during the six months ended June 30, 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $115.9 million and excess tax benefits from stock-based compensation of $46.9 million.

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

There have been no material changes in our market risk during the six months ended June 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Purported Stockholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against us and seven of our current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 we filed a motion to dismiss the amended complaint; that motion is scheduled to be heard on August 11, 2011.

Purported Derivative Actions

On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for the company’s benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed an essentially identical lawsuit entitled Applbaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of our current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, formal discovery has been stayed in the case.

ITEM 1A.	RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following:

NATURAL OR OTHER DISASTERS COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR IN HIGHER EXPENSES.

Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the recent earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. Since the earthquake, we have noticed a drop in commercial activity in Japan. We believe economic activity in the country may be disrupted for a substantial period of time, including a reduction in hospital spending. As a result, our sales in Japan may be adversely affected. In addition, we expect demand for our products in Japan through 2012 to be further curtailed as health spending resources are redeployed into more immediately critical areas.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the three months ended June 30, 2011:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2011 to April 30, 2011	—	$—	—	$388.4 million
May 1, 2011 to May 31, 2011	208,504	$350.38	208,504	$315.3 million
June 1, 2011 to June 30, 2011	192,252	$343.59	192,252	$249.3 million

Total during quarter ended June 30, 2011	400,756	$347.12	400,756	$249.3 million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.3	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010).

10.1	Intuitive Surgical Inc. 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2011).

10.2	Intuitive Surgical Inc. 2009 Employment Commencement Incentive Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged from Level I through IV.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Date: July 20, 2011