Form 10-Q
period 2011-09-30
INTUITIVE SURGICAL INC
filed 2011-10-19
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 38,994,233 shares of Common Stock, $0.001 par value per share, outstanding as of October 13, 2011.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$298.2	$279.8
Short-term investments	612.4	630.6
Accounts receivable, net	265.1	246.8
Inventory	108.6	86.8
Prepaids and other assets	22.8	23.3
Deferred tax assets	4.8	8.5

Total current assets	1,311.9	1,275.8
Property, plant and equipment, net	196.0	159.8
Long-term investments	976.7	698.5
Long-term deferred tax assets	69.1	73.3
Intangible and other assets, net	75.4	66.1
Goodwill	116.9	116.9

Total assets	$2,746.0	$2,390.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43.2	$35.6
Accrued compensation and employee benefits	60.3	63.4
Deferred revenue	143.7	126.1
Other accrued liabilities	36.9	48.7

Total current liabilities	284.1	273.8
Long-term liabilities	92.9	79.2

Total liabilities	377.0	353.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.0 and 38.9 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	1,616.8	1,316.9
Retained earnings	750.7	718.9
Accumulated other comprehensive income	1.5	1.6

Total stockholders’ equity	2,369.0	2,037.4

Total liabilities and stockholders’ equity	$2,746.0	$2,390.4

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$374.9	$287.1	$1,057.5	$860.4
Service	71.8	57.3	203.0	163.3

Total revenue	446.7	344.4	1,260.5	1,023.7
Cost of revenue:
Product	96.2	72.8	274.5	213.5
Service	25.0	21.0	75.1	62.3

Total cost of revenue	121.2	93.8	349.6	275.8

Gross profit	325.5	250.6	910.9	747.9

Operating expenses:
Selling, general, and administrative	111.2	91.6	316.8	263.0
Research and development	35.4	26.9	98.8	83.4

Total operating expenses	146.6	118.5	415.6	346.4

Income from operations	178.9	132.1	495.3	401.5
Interest and other income, net	1.9	5.0	11.3	13.6

Income before taxes	180.8	137.1	506.6	415.1
Income tax expense	58.4	50.5	162.7	154.5

Net income	$122.4	$86.6	$343.9	$260.6

Earnings per share:
Basic	$3.13	$2.20	$8.77	$6.65

Diluted	$3.05	$2.14	$8.55	$6.45

Shares used in computing earnings per share:
Basic	39.1	39.4	39.2	39.2

Diluted	40.1	40.5	40.2	40.4

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$343.9	$260.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.9	17.4
Amortization of intangible assets	13.1	12.2
Deferred income taxes	8.2	(11.8)
Income tax benefits from employee stock option plans	36.2	49.5
Excess tax benefit from stock-based compensation	(44.9)	(56.3)
Share-based compensation expense	101.8	87.5
Changes in operating assets and liabilities:
Accounts receivable	(18.2)	(2.4)
Inventory	(21.8)	(27.4)
Prepaids and other assets	(7.6)	(0.3)
Accounts payable	7.5	8.2
Deferred revenue	17.7	17.2
Other accrued liabilities	(8.9)	49.7

Net cash provided by operating activities	447.9	404.1

Investing Activities:
Purchase of investments	(1,176.0)	(1,032.2)
Proceeds from sales and maturities of investments	919.1	745.4
Purchase of property and equipment and acquisition of intellectual property	(67.7)	(86.6)

Net cash used in investing activities	(324.6)	(373.4)

Financing Activities:
Proceeds from issuance of common stock, net	181.6	132.9
Excess tax benefit from stock-based compensation	44.9	56.3
Repurchase and retirement of common stock	(331.8)	(58.9)

Net cash provided by (used in) financing activities	(105.3)	130.3

Effect of exchange rate changes on cash and cash equivalents	0.4	(0.4)

Net increase in cash and cash equivalents	18.4	160.6
Cash and cash equivalents, beginning of period	279.8	221.4

Cash and cash equivalents, end of period	$298.2	$382.0

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical,” “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc and its wholly-owned subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2010 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed on February 1, 2011. The results of operations for the first nine months of fiscal 2011 are not indicative of the results to be expected for the entire fiscal year or any future periods.

New Accounting Standards Recently Adopted

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standard. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company intends to adopt this guidance during the first quarter of 2012 and will report OCI in a separate statement.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents and investments as of September 30, 2011 and December 31, 2010 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Cash and cash equivalents:
Cash	$70.0	$—	$—	$70.0
Cash equivalents	228.2	—	—	228.2

Total cash and cash equivalents	$298.2	$—	$—	$298.2

Available-for-sale investments:
Short-term
Commercial paper	$94.2	$—	$—	$94.2
Municipal notes	96.4	0.2	—	96.6
U.S. corporate debt & equity securities	164.7	0.6	(0.1)	165.2
U.S. treasuries	116.7	0.1	—	116.8
U.S. government agencies	138.9	0.2	—	139.1
Non-U.S. government securities	0.5	—	—	0.5

Total short-term	$611.4	$1.1	$(0.1)	$612.4

Long-term
Municipal notes	$187.1	$1.0	$(3.9)	$184.2
U.S. corporate debt	415.3	2.4	(1.3)	416.4
U.S. treasuries	31.8	0.1	—	31.9
U.S. government agencies	302.7	1.4	(0.1)	304.0
Non-U.S. government securities	39.8	0.4	—	40.2

Total long-term	$976.7	$5.3	$(5.3)	$976.7

Total cash, cash equivalents and available-for-sale investments:	$1,886.3	$6.4	$(5.4)	$1,887.3

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$20.1	$—	$—	$20.1
Cash equivalents	259.7	—	—	259.7

Total cash and cash equivalents	$279.8	$—	$—	$279.8

Available-for-sale investments:
Short-term
Commercial paper	$79.0	$—	$—	$79.0
Municipal notes	111.8	0.4	—	112.2
U.S. corporate debt	174.1	1.3	—	175.4
U.S. treasuries	76.3	—	—	76.3
U.S. government agencies	187.4	0.3	—	187.7

Total short-term	$628.6	$2.0	$—	$630.6

Long-term
Municipal notes	$143.4	$0.3	$(4.3)	$139.4
U.S. corporate debt	300.4	1.8	(0.9)	301.3
U.S. treasuries	39.9	0.1	—	40.0
U.S. government agencies	196.7	0.3	(0.4)	196.6
Non-U.S. government securities	21.2	0.1	(0.1)	21.2

Total long-term	$701.6	$2.6	$(5.7)	$698.5

Total cash, cash equivalents and available-for-sale investments	$1,610.0	$4.6	$(5.7)	$1,608.9

The following table summarizes the maturities of the Company’s cash equivalents and available-for-sale investments, excluding equity securities, at September 30, 2011 (in millions):

	Amortized Cost	Fair Value

Mature in less than one year	$839.1	$839.8
Mature in one to five years	954.2	958.0
Mature in more than five years	22.5	18.7

Total	$1,815.8	$1,816.5

During the nine months ended September 30, 2011, realized gains on the sale of investments were approximately $2.5 million. Realized gains or losses recognized on the sale of investments for the three months ended September 30, 2011 and three and nine months ended September 30, 2010 were not significant. As of September 30, 2011 and December 31, 2010, net unrealized gains on investments, net of tax, of $0.9 million and $1.3 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At September 30, 2011, the Company evaluated its gross unrealized losses, the majority of which were from auction-rate securities (ARS). The Company determined these unrealized losses to be temporary, because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company measures certain financial assets , including cash equivalents, available-for-sale securities and foreign currency derivatives at their fair value. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of September 30, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements at September 30, 2011 Using
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Money Market funds	$217.8	$—	$—	$217.8
U.S. treasuries	148.8	—	—	148.8
Commercial paper	—	100.6	—	100.6
Corporate debt & equity securities	0.8	580.8	—	581.6
U.S. government agencies	—	447.0	—	447.0
Non-U.S. government agencies	—	40.7	—	40.7
Municipal notes	—	262.1	18.7	280.8

Total available-for-sale securities	367.4	1,431.2	18.7	1,817.3

Foreign Currency Derivatives	—	1.6	—	1.6

Total assets measured at fair value	$367.4	$1,432.8	$18.7	$1,818.9

	Fair Value Measurements at December 31, 2010 Using
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities
Money Market funds	$211.2	$—	$—	$211.2
U.S. treasuries	116.3	—	—	116.3
Commercial paper	—	122.5	—	122.5
Corporate debt	—	476.8	—	476.8
U.S. government agencies	—	389.2	—	389.2
Non-U.S. government securities	—	21.1	—	21.1
Municipal notes	—	233.1	18.6	251.7

Total available-for-sale securities	327.5	1,242.7	18.6	1,588.8

Foreign Currency Derivatives	—	0.2	—	0.2

Total assets measured at fair value	$327.5	$1,242.9	$18.6	$1,589.0

Liabilities
Foreign Currency Derivatives	$—	$2.1	$—	$2.1

Total liabilities measured at fair value	$—	$2.1	$—	$2.1

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. The Company’s derivative instruments are primarily classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. There have been no transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2011. Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of September 30, 2011, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivative

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the Euro and GBP.

As of September 30, 2011 and December 31, 2010, the Company had notional amounts of €6.6 million and €21.0 million, respectively, of outstanding currency forward contracts that were entered into to hedge Euro dominated sales. The net gains (losses) reclassified to revenue related to hedged revenue transactions for the three and nine months ended September 30, 2011 and 2010 were not significant.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, the GBP and the Swiss Franc.

As of September 30, 2011, the Company had notional amounts of €23.9 million, £1.8 million and CHF 1.7 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and liabilities, compared to €26.0 million and £2.2 million at December 31, 2010. For the three months ended September 30, 2011 and 2010, the Company had recognized gains (losses) of approximately $0.8 million and $(2.3) million, respectively, in interest and other income, net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. These were offset by net foreign exchange gains (losses) of approximately $(1.7) million and $2.9 million during the three months ended September 30, 2011 and 2010, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets. For the nine months ended September 30, 2011 and 2010, the Company had recognized gains (losses) of approximately $(2.4) million and $2.5 million, respectively, in interest and other income, net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. These were offset by net foreign exchange gains (losses) of approximately $1.5 million and $(1.9) million during the nine months ended September 30, 2011 and 2010, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets.

NOTE 5. BALANCE SHEET DETAILS

Inventory (in millions):

	September 30, 2011	December 31, 2010
Inventory
Raw materials	$29.8	$25.6
Work-in-process	3.0	2.5
Finished goods	75.8	58.7

Total	$108.6	$86.8

Property, plant and equipment, net (in millions):

During the nine month period ended September 30, 2011, the Company purchased land and buildings in Sunnyvale, California for approximately $33.1 million.

NOTE 6. CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 the Company filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. The Company filed a motion to dismiss the amended complaint. A hearing on that motion will not occur until January 2012.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On February 3, 2011, the Company’s Board of Directors (the “Board”) increased its authorization for stock repurchases to $400 million. The following table provides the stock repurchase activities during the three and nine months ended September 30, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares repurchased	0.5	0.2	1.0	0.2
Average price per share	$344.36	$277.92	$344.72	$277.92
Value of shares repurchased	$181.1	$58.9	$331.8	$58.9

As of September 30, 2011, the remaining authorized amount of stock repurchases under the Board-authorized stock repurchase program was approximately $68.2 million.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$122.4	$86.6	$343.9	$260.6
Foreign currency translation gains (losses)	(0.3)	0.4	—	(0.2)
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative instruments	1.6	(2.5)	(0.1)	0.6
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	(1.2)	0.9	0.4	(2.2)
Unrealized gains (losses) on available-for-sale securities, net of tax	(1.2)	1.2	(0.4)	1.2

Total other comprehensive income	$121.3	$86.6	$343.8	$260.0

The components of accumulated other comprehensive income are as follows (in millions):

	September 30, 2011	December 31, 2010
Foreign currency translation gains	$0.1	$0.1
Accumulated net unrealized gains on derivatives, net of tax	0.5	0.2
Accumulated net unrealized gains on available-for-sale securities, net of tax	0.9	1.3

Total accumulated other comprehensive income	$1.5	$1.6

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

2009 Employment Commencement Incentive Plan

In July 2011, the Board amended and restated the 2009 Employment Commencement Incentive Plan (“2009 Plan”) to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the 2009 Plan from 350,000 to 530,000.

A summary of stock option activity under all stock plans for the nine months ended September 30, 2011 is presented as follows (in millions, except per share amounts):

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2010	1.4	4.8	$209.03
Options authorized	1.4
Options granted	(1.3)	1.3	341.55
Options exercised		(1.0)	167.32
Options forfeited/expired	0.1	(0.1)	280.24

Balance at September 30, 2011	1.6	5.0	$249.57

As of September 30, 2011, 2.5 million shares of options were exercisable at a weighted-average price of $207.31 per share.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased less than 0.1 million shares for $8.1 million and 0.1 million shares for $6.6 million during the three months ended September 30, 2011 and 2010, respectively and 0.1 million shares for $18.5 million and 0.1 million shares for $14.3 million during the nine months ended September 30, 2011 and 2010, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales—products	$3.2	$2.5	$9.2	$7.0
Cost of sales—services	2.9	2.2	8.2	6.3

Total cost of sales	6.1	4.7	17.4	13.3
Selling, general and administrative	21.4	19.8	63.0	57.6
Research and development	7.4	5.9	21.4	16.6

Stock-based compensation expense before income taxes	34.9	30.4	101.8	87.5
Income tax effect	10.4	9.1	32.1	25.0

Stock-based compensation expense after income taxes	$24.5	$21.3	$69.7	$62.5

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Options
Average risk free interest rate	1.13%	1.61%	2.24%	2.28%
Average expected term (years)	4.5	4.8	4.8	4.8
Average expected volatility	35%	44%	35%	35%
Weighted average fair value at grant date	$115.09	$121.32	$114.69	$112.32
Total stock-based compensation expense (in millions)	$32.9	$28.1	$95.7	$81.3
ESPP
Average risk free interest rate	0.27%	0.37%	0.32%	0.43%
Average expected term (years)	1.3	1.3	1.3	1.3
Average expected volatility	31%	43%	33%	39%
Weighted average fair value at grant date	$112.75	$110.90	$99.94	$106.72
Total stock-based compensation expense (in millions)	$2.0	$2.3	$6.1	$6.2

NOTE 9. INCOME TAXES

Income tax expense for the three months ended September 30, 2011 was $58.4 million, or 32.3% of pre-tax income, compared with

$50.5 million, or 36.8% of pre-tax income for the three months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2011 was $162.7 million, or 32.1% of pre-tax income, compared with $154.5 million, or 37.2% of pre-tax income for the nine months ended September 30, 2010. The effective tax rate for the three and nine months ended September 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate and research & development credits (“R&D credits”), partially offset by state income taxes and non-deductible stock option expenses. The Company intends to indefinitely reinvest the foreign earnings outside the United States. The effective tax rate for the three and nine months ended September 30, 2010 differs from the federal statutory rate primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate. The decrease in effective tax rates for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010 is primarily related to R&D credits, the decrease in California tax after the adoption of single sales factor apportionment effective January 1, 2011, and an increase in foreign earnings taxed at lower rates relative to domestic income.

As of September 30, 2011, the Company has total gross unrecognized tax benefits of approximately $91.5 million compared with approximately $78.9 million as of December 31, 2010, representing an increase of approximately $12.6 million for the nine months ended September 30, 2011. Of the total gross unrecognized tax benefits, $87.2 million and $74.7 million as of September 30, 2011 and December 31, 2010, respectively, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $7.2 million and $5.5 million, respectively, as of September 30, 2011 and December 31, 2010.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statutes of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.

NOTE 10. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$122.4	$86.6	$343.9	$260.6
Basic:
Weighted-average shares outstanding	39.1	39.4	39.2	39.2

Basic net income per share	$3.13	$2.20	$8.77	$6.65

Diluted:
Weighted-average shares outstanding used in basic calculation	39.1	39.4	39.2	39.2
Add common stock equivalents	1.0	1.1	1.0	1.2

Weighted-average shares used in computing diluted net income per share	40.1	40.5	40.2	40.4

Diluted net income per share	$3.05	$2.14	$8.55	$6.45

Employee stock options to purchase approximately 2.2 million and 1.7 million weighted shares for the three months ended September 30, 2011 and 2010, respectively, and 2.2 million and 1.2 million weighted shares for the nine months ended September 30, 2011 and 2010, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2011 and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of the global and regional economic conditions and related credit markets and related impact on health care spending; health care reform legislation in the United States and its implications on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products; the results of the year-end audit and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Intuitive® , Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® S HD Surgical System ®, da Vinci® Si™, da Vinci® Si-e™ Surgical System, da Vinci® Single-Site™ , EndoWrist®, and InSite® are trademarks of Intuitive Surgical, Inc.

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

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $419.6 million, or 48% of total revenue in 2008 to $561.7 million, or 53% of total revenue in 2009 to $752.7 million, or 53% of total revenue in 2010. Recurring revenue for the three months ended September 30, 2011 was $247.6 million or 55% of total revenue and for the nine months ended September 30, 2011 was $707.7 million, or 56% of total revenue. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,031 at September 30, 2011, compared with 1,933 at June 30, 2011 and 1,752 at December 31, 2010.

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

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. During the three and nine months ended September 30, 2011 we sold 6 and 15 da Vinci S Systems, respectively, compared to 4 and 12 systems, respectively, during the same periods in 2010 in Japan. These sales were primarily made to early adopters. We are currently focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to meet government requirements. We have partnered with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan. The March 2011 earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. Sales to customers located in Japan represented approximately 2% of our total revenue for the nine months ended September 30, 2011. We believe economic activity in the country may be disrupted for a substantial period of time, including a reduction in hospital spending. As a result, our sales in Japan may be adversely affected. Given the relatively small proportion of our total revenue coming from Japanese customers, we do not expect the overall impact on our revenues resulting from the earthquake and tsunami in Japan to be material. However, we do expect demand for our products in Japan to be curtailed through 2012 as health spending resources are redeployed into more immediately critical areas. At this time, we do not believe that we face any critical inventory supply issues related to Japanese sourced components.

2011 Business Events and Trends

Economic Environment. During the first half of 2009, the world-wide economic recession curtailed capital purchases of our da Vinci Surgical Systems. Beginning in the second half of 2009 through the third quarter of 2011, the U.S. economy has been recovering slowly. Demand for da Vinci systems in Europe has recovered more slowly than in the U.S. European demand, driven by procedure growth, has been stronger and more consistent in the larger German, French, and Italian markets. Demand in the smaller European economies has been more sporadic. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical factors. The 133 and 382 total da Vinci Surgical Systems sold in the three and nine months ended September 30, 2011 exceeded those sold during the same periods of 2010 by 28 and 65 systems, respectively.

da Vinci Si Surgical System Market Acceptance. In the second quarter of 2009 we launched our newest da Vinci model, the da Vinci Si. The da Vinci Si Surgical System was FDA approved and CE (Conformite Europeene) marked upon launch and is currently available in most countries in Europe and Asia, excluding Japan, among others. da Vinci Si Systems are available with an option to purchase a second console. Existing da Vinci S instruments and most da Vinci S accessories, excluding endoscopes and drapes, are compatible with the da Vinci Si system. The da Vinci S System can be upgraded to the da Vinci Si System; however, most customers have chosen to trade-out their da Vinci S Systems rather than receiving component level field upgrades. We continue to sell, service and support the da Vinci S Surgical System as well. Our sales of the standard da Vinci Surgical System have substantially ended; however, we continue to service and support this product line as well.

Market acceptance of the da Vinci Si Surgical System has been positive since its market introduction in the first quarter of 2009. During the three and nine months ended September 30, 2011, 117 out of 133 and 351 out of 382 systems sold, respectively, were da Vinci Si models, representing approximately 88% and 92%, respectively, of system sales for the three and nine months ended September 30, 2011.

In the third quarter of 2010, we introduced the new Si-e model of the da Vinci Surgical System. The 3-arm Si-e System is designed to deliver core da Vinci functionality, providing a flexible, capable and economical solution for many robotic-assisted procedures. The da Vinci Si-e system is fully upgradeable to the da Vinci Si model by adding a fourth arm (third instrument arm), and other enhancements. During the three and nine months ended September 30, 2011, we sold 4 and 11 da Vinci Si-e systems, respectively.

da Vinci Skills Simulator. In the first quarter of 2011, we began shipping the da Vinci Skills Simulator. The simulator is a practice tool for the da Vinci Si Surgical System that gives a user the opportunity to practice in his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. The suite of exercises includes novice, intermediate, and advanced levels. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System. Most da Vinci Skills Simulators have been sold in connection with new da Vinci Si Surgical System sales. Demand for the da Vinci Skills Simulator product has been strong. We sold 98 and 260 da Vinci Skills Simulators in the three and nine months ended September 30, 2011, respectively.

da Vinci Single-Site instruments. In February 2011 we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. da Vinci Single-Site is a set of instruments and accessories that allow da Vinci Si systems to work through a single incision rather than three incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body. Single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been encouraging, however, physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. The vast majority of da Vinci Single-Site procedures performed to date has been cholecystectomies. da Vinci Single-Site instruments and accessories are not yet FDA cleared for sale in the U.S.

da Vinci Fluorescence Imaging. In the first quarter of 2011, we launched our new da Vinci Fluorescence Imaging product in the U.S. This new accessory offering combines fluorescent dye with a specialized da Vinci endoscope and illuminator to allow surgeons to see vasculature in three dimensions beneath tissue surfaces to assess blood flow. The fluorescent images integrate into the da Vinci surgeon console, providing the surgeon with real time images. Surgeons have reported that da Vinci Fluorescence Imaging enables them to work with more confidence and precision during partial nephrectomy. Our phased roll-out of the da Vinci Fluorescence Imaging product is progressing, with its initial use targeted in partial nephrectomy procedures.

Other Product Introductions. In the second quarter of 2011, we released in the U.S. and Europe our new thoracic grasper and dissecting bipolar instruments. In the U.S. we also released a medium/large clip applier. These new instruments are targeted to enhance the da Vinci System’s surgical capability in emerging lobectomy and general surgery procedures. We had also received the CE mark in the second quarter of 2011 and FDA approval in the third quarter of 2011 for our new suction-irrigation instrument, which is also designed to facilitate thoracic as well as general surgery and gynecologic procedures.

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

In 2010, approximately 278,000 surgical procedures were performed with the da Vinci Surgical System, up approximately 35% compared to 2009. The growth in our overall procedure volume was driven primarily by: dVH in the U.S., dVP outside the U.S. and follow-on procedures in the Urology and Gynecology categories (Partial Nephrectomy, Cystectomy, Pyeloplasty, Sacrocolpopexy, Myomectomy) in the U.S. Total da Vinci surgical procedures for both the three and nine months ended September 30, 2011 grew year over year by approximately 30%, compared with 33% and 35% for the same periods in 2010.

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

Other procedures (non-dVH/dVP) grew over 50% in 2010. Growth in these other da Vinci procedures is comprised of follow-on procedures such as da Vinci Partial Nephrectomy in Urology and da Vinci Sacrocolpopexy in Gynecology as well as other procedures, which we term emerging procedures. Emerging procedures are earlier in their development, such as da Vinci Transoral Robotic Surgery (“dVTORS”) in head and neck surgery. While early results in emerging procedures are encouraging and may point to significant patient value, their growth is based on a small absolute base and their future growth rates are uncertain.

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

Technology Acquisitions

We make strategic acquisitions of intellectual property and related technologies from time to time. Total investments in intellectual property and related technologies during the three and nine months ended September 30, 2011 were $2.5 million and $7.5 million, respectively, compared to $31.7 million and $38.2 million, respectively, during the same periods in 2010. Amortization expense related to purchased intellectual property for the three and nine months ended September 30, 2011 was $4.2 million and $12.9 million, respectively, compared to $4.3 million and $11.9 million, respectively, during the same periods in 2010.

Third Quarter 2011 Financial Highlights

•	Total revenue increased to $446.7 million, or 30%, during the three months ended September 30, 2011 from $344.4 million during the three months ended September 30, 2010.

•	da Vinci procedures performed during the three months ended September 30, 2011 were up approximately 30% compared to the three months ended September 30, 2010.

•	Instruments and accessories revenue increased to $175.8 million, or 38%, during the three months ended September 30, 2011 from $127.5 million during the three months ended September 30, 2010.

•

Recurring revenue increased to $247.6 million, or 34%, during the three months ended September 30, 2011, representing 55% of total revenue, compared with $184.8 million during the three months ended September 30, 2010, representing 54% of total revenue.

•	We sold 133 da Vinci Surgical Systems during the three months ended September 30, 2011, compared with 105 during the three months ended September 30, 2010.

•	System revenue increased to $199.1 million, or 25%, during the three months ended September 30, 2011 from $159.6 million during the three months ended September 30, 2010.

•	As of September 30, 2011, we had a da Vinci Surgical System installed base of 2,031 systems; 1,478 in the United States, 357 in Europe, and 196 in the rest of the world.

•

We added 76 employees during the three months ended September 30, 2011, the majority of which were in product operations, field sales, service, and training, bringing our total headcount to 1,845 as of September 30, 2011.

•	Operating income increased to $178.9 million, or 35%, during the three months ended September 30, 2011 compared to

$132.1 million during the three months ended September 30, 2010. Operating income included $34.9 million and $30.4 million during the three months ended September 30, 2011 and 2010, respectively, of stock-based compensation expense related to employee stock programs.

•

As of September 30, 2011, we had $1,887.3 million in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $65.3 million during the three months ended September 30, 2011 driven primarily by cash flow from operations and $90.5 million generated from employee stock programs, partially offset by $181.1 million of stock repurchases.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	% of total revenue	2010	% of total revenue	2011	% of total revenue	2010	% of total revenue
Revenue:
Product	$374.9	84%	$287.1	83%	$1,057.5	84%	$860.4	84%
Service	71.8	16%	57.3	17%	203.0	16%	163.3	16%

Total revenue	446.7	100%	344.4	100%	1,260.5	100%	1,023.7	100%

Cost of revenue:
Product	96.2	21%	72.8	21%	274.5	22%	213.5	21%
Service	25.0	6%	21.0	6%	75.1	6%	62.3	6%

Total cost of revenue	121.2	27%	93.8	27%	349.6	28%	275.8	27%

Product gross profit	278.7	63%	214.3	62%	783.0	62%	646.9	63%
Service gross profit	46.8	10%	36.3	11%	127.9	10%	101.0	10%

Gross profit	325.5	73%	250.6	73%	910.9	72%	747.9	73%

Operating expenses:
Selling, general, and administrative	111.2	25%	91.6	27%	316.8	25%	263.0	26%
Research and development	35.4	8%	26.9	8%	98.8	8%	83.4	8%

Total operating expenses	146.6	33%	118.5	34%	415.6	33%	346.4	34%

Income from operations	178.9	40%	132.1	38%	495.3	39%	401.5	39%
Interest and other income, net	1.9	0%	5.0	2%	11.3	1%	13.6	1%

Income before taxes	180.8	40%	137.1	40%	506.6	40%	415.1	41%
Income tax expense	58.4	13%	50.5	15%	162.7	13%	154.5	15%

Net income	$122.4	27%	$86.6	25%	$343.9	27%	$260.6	25%

Total Revenue

Total revenue was $446.7 million for the three months ended September 30, 2011 compared to $344.4 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, revenue increased to $1,260.5 million from $1,023.7 million for the nine months ended September 30, 2010. Revenue growth for the nine months ended September 30, 2011 was driven by the continued adoption of da Vinci surgery, driving higher system and recurring revenue. We believe that robotic surgery will be adopted surgical procedure by surgical procedure. Our revenue growth during the periods presented reflects adoption progress made in our targeted procedures. dVH and dVP are our two largest procedures, representing more than 70% of our total procedures over the past several years. An increasing body of peer reviewed literature has indicated that dVP offers superior surgical outcomes compared to traditional open prostatectomies in the critical categories of cancer removal, continence, and sexual potency. Favorable clinical results have been reported in hysterectomies for cancerous pathology, which include increased lymph node retrieval counts and significant reduction in blood transfusion. We believe that for many patients, a minimally invasive approach using the da Vinci Surgical System offers reduced pain, less blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities.

Revenue within the United States accounted for 79% and 78% of total revenue for the three and nine months ended September 30, 2011, and 83% and 81% of total revenue for the three and nine months ended September 30, 2010, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to more rapid procedure adoption in the United States, driven by the ability of patients to choose their providers and methods of treatment. For the three and nine months ended September 30, 2011, international revenue grew as percentage of total revenue compared to the same period last year, primarily due to higher European sales driven by increased dVP penetration in Europe.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and nine months ended September 30, 2011 and 2010 (in millions, except percentages and unit sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Instruments and accessories	$175.8	$127.5	$504.7	$377.7
Systems	199.1	159.6	552.8	482.7

Total product revenue	374.9	287.1	1,057.5	860.4
Services	71.8	57.3	203.0	163.3

Total revenue	$446.7	$344.4	$1,260.5	$1,023.7

Recurring revenue	$247.6	$184.8	$707.7	$541.0

% of total revenue	55%	54%	56%	53%
Domestic	$352.3	$285.0	$988.4	$832.9
International	94.4	59.4	272.1	190.8

Total revenue	$446.7	$344.4	$1,260.5	$1,023.7

% of Revenue – Domestic	79%	83%	78%	81%
% of Revenue – International	21%	17%	22%	19%
Domestic Unit Sales	99	83	287	249
International Unit Sales	34	22	95	68

Total Unit Sales	133	105	382	317

Product Revenue

Product revenue was $374.9 million for the three months ended September 30, 2011 compared with $287.1 million for the three months ended September 30, 2010.

Instruments and accessories revenue increased to $175.8 million for the three months ended September 30, 2011 compared with $127.5 million for the three months ended September 30, 2010. The 38% increase in revenue was primarily driven by a 30% increase in procedures performed, sales of newer products including our 8.5mm scopes and fluorescent imaging products, and buying patterns of customers. Procedure growth was primarily driven by hysterectomy and, to a lesser extent, prostatectomy adoption, largely in Europe. Higher procedure volume in follow-on gynecologic procedures, including sacrocolpopexies and myomectomies, follow-on urologic procedures, including partial and full nephrectomies, and emerging procedures, including low anterior resection, lobectomy, and transoral surgeries also contributed to the 2011 procedure growth.

Systems revenue increased to $199.1 million during the three months ended September 30, 2011 from $159.6 million during the three months ended September 30, 2010 primarily due to higher da Vinci system unit sales and higher average selling price, or ASP. We sold 133 da Vinci Surgical Systems during the three months ended September 30, 2011, compared with 105 in the same period in 2010. 117 of the 133 systems sold during the three months ended September 30, 2011 were the da Vinci Si Surgical Systems. 14 standard and 21 da Vinci S Surgical Systems were traded in as part of da Vinci Si purchase transactions during the three months ended September 30, 2011, compared with 15 standard systems traded in during the same period last year. Systems revenue during the three months ended September 30, 2010 included $8.6 million of da Vinci S to da Vinci Si upgrade revenue. Prior to the fourth quarter 2010, transactions involving customers transitioning from da Vinci S to a da Vinci Si system were included in upgrade revenue and excluded from the system count. Our present treatment reflects the current nature of the higher-priced transactions where customers are now shipped completely new da Vinci Si systems in exchange for their used da Vinci S systems, rather than receiving component level field upgrades of their da Vinci S units. System upgrade revenue was $4.7 million during the three months ended September 30, 2011 compared to $9.7 million during the same period in 2010. The da Vinci system ASP was $1.46 million during the three months ended September 30, 2011 compared to $1.43 million for the same period in 2010. The higher 2011 system ASP resulted primarily from favorable product and customer mix and revenue associated with the sales of da Vinci Skills Simulators, which are generally sold in connection with new system sales. 98 simulators were sold during the three months ended September 30, 2011, compared with none during the same period in 2010.

Product revenue was $1,057.5 million for the nine months ended September 30, 2011 compared with $860.4 million for the nine months ended September 30, 2010.

Instruments and accessories revenue increased to $504.7 million for the nine months ended September 30, 2011 compared with $377.7 million for the nine months ended September 30, 2010. The 34% increase in revenue was driven by the same factors driving instruments and accessories revenue growth for the three months ended September 30, 2011 and 2010 as described above.

Systems revenue increased to $552.8 million during the nine months ended September 30, 2011 from $482.7 million during the nine months ended September 30, 2010 primarily due to higher da Vinci system unit sales, partially offset by a lower ASP. We sold 382 da Vinci Surgical Systems during the nine months ended September 30, 2011, compared with 317 in the same period in 2010. 351 of the 382 systems sold during the nine months ended September 30, 2011 were the da Vinci Si Surgical Systems. 42 standard and 61 da Vinci S Surgical Systems were traded in as part of da Vinci Si purchase transactions during the nine months ended September 30, 2011, compared with 51 standard systems traded in during the same period in 2010. System revenue during the nine months ended September 30, 2010 included $19.1 million of da Vinci S to da Vinci Si upgrade revenue. Prior to the fourth quarter 2010, transactions involving customers transitioning from da Vinci S to a da Vinci Si system were included in upgrade revenue and excluded from the system count. Our present treatment reflects the current nature of the higher-priced transactions where customers are now shipped completely new da Vinci Si systems in exchange for their used da Vinci S systems, rather than receiving component level field upgrades of their da Vinci S units. System upgrade revenue was $7.0 million during the nine months ended September 30, 2011 compared to $22.3 million during the same period in 2010. The da Vinci system ASP was $1.43 million during the nine months ended September 30, 2011 compared to $1.45 million during the same period in 2010. The lower 2011 ASP resulted primarily from a higher proportion of system sales involving trade-ins, and the associated credits for the returned units, partially offset by the sale of da Vinci Skills Simulators, sold largely in connection with new system sales. 260 simulators were sold during the nine months ended September 30, 2011.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 25% to $71.8 million for the three months ended September 30, 2011 compared with $57.3 million for the three months ended September 30, 2010. We typically enter into system service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for the three months ended September 30, 2011 was primarily driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Service revenue increased 24% to $203.0 million for the nine months ended September 30, 2011 compared with $163.3 million for the nine months ended September 30, 2010. Higher service revenue during the first nine months of 2011 was primarily driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit for the three months ended September 30, 2011 increased 30% to $278.7 million, or 74.3% of product revenue, compared with $214.3 million, or 74.6% of product revenue, for the three months ended September 30, 2010. Product gross profit for the nine months ended September 30, 2011 increased 21% to $783.0 million, or 74.0% of product revenue, compared with $646.9 million, or 75.2% of product revenue, for the nine months ended September 30, 2010. The higher product gross profit was driven by higher 2011 product revenue, as described above. The slightly lower product gross profit percentages for the three month period ended September 30, 2011 reflects the inclusion of lower margin da Vinci Skills Simulators and fluorescence imaging products and reserves taken for older products, partially offset by the higher ASP of the da Vinci systems. Lower product gross profit percentages for the nine month period ended September 30, 2011 reflect the lower ASP of the da Vinci systems as previously described, the inclusion of lower margin da Vinci Skills Simulators in 2011, and higher reserves taken for excess inventory.

Service gross profit for the three months ended September 30, 2011 increased 29% to $46.8 million, or 65.2% of service revenue, compared with $36.3 million, or 63.4% of service revenue, for the three months ended September 30, 2010. Service gross profit for the nine months ended September 30, 2011 increased 27% to $127.9 million, or 63.0% of service revenue, compared with $101.0 million, or 61.8% of service revenue, for the nine months ended September 30, 2010. The higher 2011 service gross profit was driven by higher service revenue, as described above. The higher gross service profit percentages for the three and nine months ended September 30, 2011 were primarily driven by lower service parts consumption and costs associated with field upgrades.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2011 increased 21% to $111.2 million compared with $91.6 million for the three months ended September 30, 2010. Selling, general and administrative expenses for the nine months ended September 30, 2011 increased 20% to $316.8 million compared with $263.0 million for the nine months ended September 30, 2010. The increases were due to organizational growth to support our expanding business, particularly in the clinical field sales function, higher commissions related to higher revenue levels, and increased stock-based compensation expenses. Stock-based compensation expenses charged to sales, general and administrative expenses were approximately $21.4 million and $63.0 million for the three and nine months ended September 30, 2011, respectively, compared with $19.8 million and $57.6 million, respectively, for the same periods in 2010.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended September 30, 2011 increased 32% to $35.4 million compared with $26.9 million for the three months ended September 30, 2010. Research and development expenses for the nine months ended September 30, 2011 increased 18% to $98.8 million compared with $83.4 million for the nine months ended September 30, 2010. The increases were due to the growth in our research and development organization, higher prototype costs, and higher stock-based compensation expenses. Amortization expense related to purchased intellectual property during the three months ended September 30, 2011 was $3.2 million, compared to $3.7 million during the same period in 2010. Amortization expense related to purchased intellectual property during the nine months ended September 30, 2011 was $10.2 million compared to $10.8 million during the same period in 2010. Stock-based compensation expense during the three months ended September 30, 2011 and 2010 were approximately $7.4 million and $5.9 million, respectively. Stock-based compensation expenses during the nine months ended September 30, 2011 and 2010 were approximately $21.4 million and $16.6 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income, Net

Interest and other income, net for the three months ended September 30, 2011 was $1.9 million compared with $5.0 million for the three months ended September 30, 2010. Lower interest and other income, net for the three months ended September 30, 2011 was driven by other non-operating expenses, foreign exchange losses, as well as lower interest income earned on higher cash and investment balances.

Interest and other income, net for the nine months ended September 30, 2011 was $11.3 million, which was $2.3 million less than the $13.6 million recorded for the nine months ended September 30, 2010, driven by lower interest income resulting from lower rates earned on higher cash and investment balances, lower foreign exchange gains, and other non-operating expenses.

Income Tax Expense

Income tax expense for the three months ended September 30, 2011 was $58.4 million, or 32.3% of pre-tax income, compared with $50.5 million, or 36.8% of pre-tax income for the three months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2011 was $162.7 million, or 32.1% of pre-tax income, compared with $154.5 million, or 37.2% of pre-tax income for the nine months ended September 30, 2010. The effective tax rate for the three and nine months ended September 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate and R&D credits, partially offset by state income taxes and non-deductible stock option expenses. We intend to indefinitely reinvest these foreign earnings outside the United States. The effective tax rate for the three and nine months ended September 30, 2010 differs from the U.S. federal statutory rate primarily due to state income taxes and non-deductible stock option expenses, partially offset by the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate. The decrease in effective tax rates for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010 is primarily related to R&D credits, the decrease in California tax after the adoption of single sales factor apportionment effective January 1, 2011, and an increase in foreign earnings taxed at lower rates relative to domestic income.

As of September 30, 2011, we had total gross unrecognized tax benefits of approximately $91.5 million compared with approximately $78.9 million as of December 31, 2010, representing an increase of approximately $12.6 million for the nine months ended September

30, 2011. Of the total gross unrecognized tax benefits, $87.2 million and $74.7 million as of September 30, 2011 and December 31, 2010, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $7.2 million and $5.5 million respectively, as of September 30, 2011 and December 31, 2010, respectively.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statutes of limitations currently remain open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they reverse.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $1,609 million at December 31, 2010 to $1,887 million at September 30, 2011. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

Consolidated Cash Flow Data (unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Net cash provided by (used in)
Operating activities	$447.9	$404.1
Investing activities	(324.6)	(373.4)
Financing activities	(105.3)	130.3
Effect of exchange rates on cash and cash equivalents	0.4	(0.4)

Net increase in cash and cash equivalents	$18.4	$160.6

Operating Activities

For the nine months ended September 30, 2011, cash flow from operating activities of $447.9 million exceeded our net income of $343.9 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, deferred taxes, and depreciation. These non-cash charges totaled $135.3 million during the nine months ended September 30, 2011.

2.	Cash used in working capital and other assets during the nine months ended September 30, 2011 was approximately $31.3 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable increased by $18.2 million or 7% during the nine months ended September 30, 2011 reflecting timing of system sales. Inventory increased by $21.8 million or 25% during the nine months ended September 30, 2011 due to our business growth, expanded product offerings, and safety stocks acquired for key components. Deferred revenue increased by $17.7 million or 14% during the nine months ended September 30, 2011 due to the increase in the number of installed systems for which service contracts exist.

For the nine months ended September 30, 2010, cash flow from operating activities of $404.1 million exceeded our net income of $260.6 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, deferred taxes, and depreciation. These non-cash charges totaled $98.5 million during the nine months ended September 30, 2010.

2.	Cash provided by working capital and other assets during the nine months ended September 30, 2010 was approximately $45.0 million.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $256.9 million and capital expenditures and acquisitions of intellectual property of $67.7 million. The $67.7 million of capital expenditures and acquisitions of intellectual property includes $33.1 million in cash used when we completed our purchase of land and buildings near our headquarters in Sunnyvale, California. Net cash used in investing activities during the nine months ended September 30, 2010 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $286.8 million and capital expenditures and acquisitions of intellectual property of $86.6 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. We are not a capital intensive business.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2011 consisted primarily of $331.8 million for the repurchase of approximately 1.0 million shares of our common stock through open market transactions, offset by proceeds from stock option exercises and employee stock purchases of $181.6 million and excess tax benefits from stock-based compensation of $44.9 million. Net cash provided by financing activities during the nine months ended September 30, 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $132.9 million and excess tax benefits from stock-based compensation of $56.3 million, offset by $58.9 million for the repurchase of approximately 0.2 million shares of our common stock through open market transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, we filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. We filed a motion to dismiss the amended complaint. A hearing on that motion will not occur until January 2012.

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

ITEM 1A. RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the below.

NATURAL OR OTHER DISASTERS COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR IN HIGHER EXPENSES.

Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the recent earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. We believe economic activity in the country may be disrupted for a substantial period of time, including a reduction in hospital spending. As a result, our sales in Japan may be adversely affected. In addition, we expect demand for our products in Japan to be further curtailed through 2012 as health spending resources are redeployed into more immediately critical areas.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the three months ended September 30, 2011:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
July 1, 2011 to July 31, 2011	—	$—	—	$249.3 million
August 1, 2011 to August 31, 2011	439,125	$338.55	439,125	$100.6 million
September 1, 2011 to September 30, 2011	86,802	$373.77	86,802	$68.2 million

Total during quarter ended September 30, 2011	525,927	$344.36	525,927	$68.2 million

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

As previously reported, at the our Annual Meeting of Stockholders held on April 21, 2011, stockholders voted to recommend, by non-binding vote, that the frequency of the advisory vote on the compensation of our named executive officers be every year. In accordance with the stockholder vote in favor of an advisory vote to occur every year, we have decided to include an advisory vote on the compensation of our named executive officers in our proxy materials every year, until the next required vote on the frequency of the stockholder vote on the compensation of named executive officers.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009),

3.3	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged from Level I to IV.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

(Registrant)
By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: October 19, 2011