Form 10-K
period 2011-12-31
INTUITIVE SURGICAL INC
filed 2012-02-06
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2011, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $14,370,737,496. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 20, 2012 was 39,346,384.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 19, 2012, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2011.

INTUITIVE SURGICAL, INC.

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; delays in regulatory approvals of new manufacturing facilities or the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; the results of the year-end audit and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and particularly in Part I, “Item 1A. Risk Factors.” Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® Si HD Surgical System™, da Vinci S HD Surgical System®, da Vinci® Si™, da Vinci® Si-e™, EndoWrist®, EndoWrist® One™, Single-Site™, DVSTAT®, Firefly™ and InSite® are trademarks of Intuitive Surgical, Inc.

COMPANY BACKGROUND

Intuitive designs, manufactures and markets da Vinci Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that we believe represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci Surgery, combines the benefits of minimally invasive surgery (MIS) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D, High-Definition (HD) vision while simultaneously allowing them to work through the small ports of MIS.

da Vinci Surgery

Open surgery remains the predominant form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to the patient, resulting in longer hospitalization and recovery times, increased hospitalization costs and additional pain and suffering relative to minimally invasive surgery (MIS) where MIS is available. Over the past two decades, MIS has reduced trauma to the patient by allowing selected surgeries to be performed through small ports rather than large incisions, often resulting in shorter recovery times, fewer complications and reduced hospitalization costs. MIS has been widely adopted for certain surgical procedures, but it has not been widely adopted for complex reconstructive surgeries.

The da Vinci Surgical System enables surgeons to extend the benefits of MIS to many patients typically receiving open surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional minimally invasive surgery. Surgeons operate while seated comfortably at a console viewing a high resolution, 3-D, HD image of the surgical field. This immersive visualization connects the surgeon to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the way he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy to use. Our systems provide the following features and benefits to surgeons:

Immersive 3-D Visualization. Our vision system includes a 3-D endoscope with two independent vision channels linked to two separate color monitors through sophisticated image processing electronics. The da Vinci Surgical System provides visualization of target anatomy with natural depth-of-field, enhanced contrast and magnification that is intended to facilitate accurate tissue identification and tissue layer differentiation. With our new Firefly Fluorescence Imaging upgrade, surgeons can use specialized imaging hardware in combination with an injectable fluorescent dye to visualize vasculature beneath tissue surfaces in real-time.

Precise and Tremor-Free Endoscope Control. Our imaging system also incorporates our proprietary Navigator camera control technology that allows the surgeon to easily change, move, zoom and rotate his or her field of vision. Surgeons can reposition the surgical camera quickly with foot controls or zoom in, out, up, down, left and right by moving their hands while maintaining a stable image.

Intuitive Instrument Movements. Our technology is designed to transform the surgeon’s natural hand movements outside the body into corresponding micro-movements inside the patient’s body. For example, with the da Vinci Surgical System, a hand movement to the right outside the body causes the instrument inside the patient to be moved to the right. In contrast, conventional MIS instruments are long rigid levers that rotate around a fulcrum, or pivot point, located at the port created in the body wall. In conventional MIS, the instrument tip moves in the opposite direction from the surgeon’s hand and surgeons must adjust their hand-eye coordination to translate their hand movements in this “backward” environment.

EndoWrist Instruments. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human hand and wrist. Most of our proprietary instruments, which we call EndoWrist instruments, incorporate “wrist” joints that enable surgeons to reach behind tissues and suture with precision, just as they can in open surgery.

Scaled, Tremor Filtered Instrument Movement. With our technology, the surgeon can also use “motion scaling,” a feature that translates, for example, a three-millimeter hand movement outside the patient’s body into a one-millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow precision and control for delicate tasks. In addition, our technology provides the filtering of tremor inherent in a surgeon’s hands.

Improved Surgeon Ergonomics. The da Vinci Surgical System is designed to allow surgeons to operate while seated, which may be clinically advantageous because of reduced surgeon fatigue. The da Vinci Surgical System’s design provides natural hand-eye alignment at the surgeon’s console. Since the da Vinci Surgical System’s robotic arms hold the camera and instruments steady, there is less surgeon and assistant fatigue.

Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform a wide range of surgical procedures. To date, we believe surgeons have used the da Vinci Surgical System to perform nearly 100 different types of surgical procedures. We do not expect all of these different types of procedures to become widely adopted—however, they demonstrate the flexibility of the da Vinci Surgical System in approaching anatomy.

Products:

da Vinci Surgical System

We have commercialized three generations of da Vinci Surgical System—the da Vinci Si Surgical System, the da Vinci S Surgical System and the standard da Vinci Surgical System. Da Vinci Surgical Systems are comprised of the following components:

Surgeon’s Console. The da Vinci Surgical System allows surgeons to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon’s fingers grasp instrument controls below the display with their hands naturally positioned relative to his or her eyes. Using electronic hardware, software, algorithms and mechanics our technology translates the surgeon’s hand movements into precise and corresponding real-time micro movements of the EndoWrist instruments positioned inside the patient. On our most current system, da Vinci Si, a second surgeon’s console, may be used in two possible ways: to provide assistance to the primary surgeon during surgery or as an active aid during surgeon-proctor training sessions. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci instruments during a case. In addition, surgeons can “control” 3-D virtual pointers to augment the dual surgeon experience.

Patient-Side Cart. The patient-side cart holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be positioned as appropriate, and then locked into place. At least two arms hold our EndoWrist instruments, one representing the surgeon’s left hand and one representing their right hand. A third arm positions the endoscope, allowing the surgeon to easily move, zoom and rotate his or her field of vision. An optional fourth instrument arm extends surgical capabilities by enabling the surgeon to add a third EndoWrist instrument to perform additional tasks. The fourth instrument arm is a standard integrated feature on the da Vinci Si and da Vinci S Surgical Systems and is available as a field upgrade on three-arm standard da Vinci and three-arm da Vinci S Surgical Systems and da Vinci Si-e Surgical Systems.

3-D Vision System. Our vision system includes our InSite 3-D endoscope with two separate vision channels linked to two separate color monitors through high performance video cameras and specialized image processing hardware. The resulting 3-D image has high resolution, high contrast, low flicker and low cross fading. A digital zoom feature in the 3-D, HD vision system allows surgeons to magnify the surgical field of view without adjusting the endoscope position and thereby reduces interference between the endoscope and instruments. The 3-D, HD vision is a standard integrated feature on da Vinci S and da Vinci Si Surgical Systems sold today and as an upgrade option to our existing customers who own a da Vinci S Surgical System without HD vision.

Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our Firefly Fluorescence Imaging product for use with the da Vinci Si Surgical System in the United States and Europe. This new imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Our phased roll-out of the Firefly Fluorescence Imaging product is progressing, with its initial use targeted in partial nephrectomy procedures. General surgeons are beginning to evaluate the value of fluorescence imaging in colorectal surgery to assess tissue perfusion.

da Vinci Skills Simulator. The simulator is a practice tool which began shipping in early 2011 for the da Vinci Si Surgical System that gives a user the opportunity to practice his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The Skills Simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System.

Instruments and Accessories

EndoWrist Instruments. We manufacture a variety of instruments, most of which incorporate wrist joints for natural dexterity, with tips customized for various surgical procedures. EndoWrist instruments are offered in a variety of sizes, primarily 5mm and 8mm diameter sizes. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels and other surgical tools that are familiar to the surgeon from open surgery and conventional MIS. A variety of EndoWrist instruments are selected and used interchangeably during a surgery. Our EndoWrist instruments are sterilizable and most are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the system and instruments work together. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures so that its performance meets specifications during each procedure. We typically develop new types of EndoWrist instruments to support additional types of surgical procedures.

da Vinci Single-Site. Single-Site is a set of instruments and accessories that allow da Vinci Si Surgical Systems to work through a single incision rather than multiple incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. However, physicians have reported that manual single incision surgery is technically and ergonomically challenging. Our da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011, we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. In December 2011 we received FDA regulatory clearance to market our da Vinci Single-Site instrumentation in the United States for laparoscopic Cholecystectomy procedures.

EndoWrist One Vessel Sealer. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This enables da Vinci Si surgeons to control vessel sealing, while providing the benefits of da Vinci surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery procedures including colorectal surgical procedures, as well as a variety of gynecologic procedures including hysterectomies for benign or cancerous indications. In December 2011, we received FDA clearance for our EndoWrist One Vessel Sealer.

Accessory Products. We sell various accessory products which are used in conjunction with the da Vinci Surgical System as surgical procedures are performed. Accessory products include sterile drapes used to ensure a sterile field during surgery, vision products such as replacement 3-D stereo endoscopes, camera heads, light guides, and other items that facilitate use of the system.

Business Strategy

Our objective is to bring the benefits of minimally invasive surgery to as many patients as possible through the use of computer aided technologies. Our priorities to accomplish this are as follows:

1.	Patient Value. We believe that the value of a surgical procedure to a patient can be defined as: Patient Value = Efficacy/Invasiveness. Most patients will place higher value on procedures that are not only more efficacious, but also less invasive than alternative treatments. Our goal is to provide products to surgeons who in turn provide patients with procedure options that are both highly effective and less invasive than other surgical options.

2.	Surgeon Value. We train and assist surgeons in building their practices by their delivery of superior patient value through improved surgical efficacy and reduced surgical trauma. We seek to provide surgeons with reliable and easy to use products.

3.	Hospital Value. We assist hospitals in building value by offering patient value using da Vinci thereby increasing surgical revenue and reducing costs through lower complication rates and reduced length of patient stay. We expect these benefits to increase demand for our products among hospitals, surgeons and referring physicians.

Given the priorities above, our strategy is to improve our candidate surgical procedures in two basic ways:

1.	Convert Candidate Open Procedures to da Vinci Surgery. We believe that our technology has the potential to convert a significant percentage our targeted open procedures to da Vinci Surgery.

2.	Facilitate Difficult MIS Operations. We believe that several surgical procedures that are performed only rarely today using conventional MIS techniques can be performed more routinely using da Vinci Surgery. Some procedures have been adapted for MIS techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci Surgical System will enable more surgeons at more institutions to perform these procedures.

Clinical Applications

We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for da Vinci surgery—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value. We currently focus on five surgical specialties: urologic surgery, gynecologic surgery, cardiothoracic surgery, general surgery and head and neck surgery. Key procedures which we are focused on include da Vinci Prostatectomy, da Vinci Partial Nephrectomy, da Vinci Hysterectomy, da Vinci Myomectomy, da Vinci Sacral Colpopexy, da Vinci Mitral Valve Repair, da Vinci Lobectomy, da Vinci Low Anterior Colon Resections, and da Vinci Transoral Robotic Surgery for cancers of the throat. In 2011, we estimate that over 90% of the procedures performed were in the urologic and gynecologic specialties. Representative surgical applications are described below.

Urologic Surgery

Prostatectomy. Radical prostatectomy is the removal of the prostate gland in patients diagnosed with clinically localized prostate cancer. The standard approach to removal of the prostate has been via an open surgical procedure. The conventional laparoscopic approach is an option, but is difficult and poses challenges to even the most skilled urologist. The da Vinci Surgical System has enabled a large number of surgeons to convert from using an open surgical technique to a minimally invasive technique.

Partial Nephrectomy. Partial nephrectomy is the removal of a small portion of a kidney (typically, an area of the kidney containing a tumor.) Partial nephrectomies are most commonly performed in patients diagnosed with clinically localized renal cancer. Excluding da Vinci surgery, there are three common surgical approaches to performing partial nephrectomies: open surgical technique, laparoscopy, and hand assisted laparoscopy, which is a hybrid of open and laparoscopic technique. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of partial nephrectomy patients.

Pyeloplasty. Pyeloplasty is the surgical reconstruction or revision of the renal pelvis to drain and decompress the kidney. In nearly all cases, the goal of pyeloplasty surgery is to relieve a uretero-pelvic junction (UPJ) obstruction. Excluding da Vinci surgery, there are two common surgical approaches to performing pyeloplasty: open surgical technique and laparoscopy. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of pyeloplasty patients.

Gynecologic Surgery

Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is performed for a variety of underlying benign and malignant conditions. Hysterectomies can be performed using open surgery (laparotomy), a vaginal approach, or MIS techniques, which include both laparoscopic and robotic approaches. Despite the availability of non-robotic MIS approaches to hysterectomy, most hysterectomies performed prior to da Vinci surgery were open surgeries. da Vinci has enabled a large number of women to receive a minimally invasive treatment as an alternative to an open hysterectomy.

Myomectomy. Myomectomy, or removal of a myoma/fibroid, is a surgical procedure performed when uterine preservation is sought, typically to preserve fertility. Due to the substantial suturing required for this procedure, the standard surgical approach remains an open incision. There are some highly skilled gynecological laparoscopists who perform laparoscopic myomectomies, but laparoscopic myomectomy has remained a minority of myomectomies performed. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of myomectomy patients.

Sacral Colpopexy. The abdominal (open) sacral colpopexy is one of the most successful operations for vaginal vault prolapse. Sacral colpopexy involves suturing a synthetic mesh that connects and supports the vagina to the sacrum (tailbone). A sacral colpopexy can be performed using conventional laparoscopic technique, however it is generally described as difficult and cumbersome to perform. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of Sacral Colpopexy patients.

Endometriosis Resection. Endometriosis is a gynecological medical condition in which cells from the lining of the uterus (endometrium) migrate outside the uterus. Endometriosis can range from mild to severe, and in the worst cases, can infiltrate bowel, ureters, ovaries and other organs in the female pelvis. Because of the diffuse and extensive nature of severe endometriosis, it can be difficult to treat either pharmaceutically or surgically. A successful resection of endometriosis involves both seeing lesions and their careful resection. Surgeons have reported that da Vinci surgery may enable a larger number of women with endometriosis to receive an effective MIS approach to their endometriosis resection.

Cardiothoracic Surgery

Mitral Valve Repair. When patients are diagnosed with mitral valve disease, there are two surgical treatment options from which they can choose: mitral valve replacement or mitral valve repair. Mitral valve repairs are generally preferred over mitral valve replacement for a number of reasons, which include longevity and durability of the repaired valve over a replacement valve and the elimination or reduction of the patient’s post-surgical pharmaceutical regimen. Since mitral valve repairs are considered to be more technically challenging than mitral valve replacements, they are only performed approximately 50% of the time. Several of our surgeon customers have reported an improvement in their mitral valve repair rates over mitral valve replacements when using da Vinci.

Thoracic Surgery. Conventional approaches to surgical procedures in the thorax include both open and video-assisted thoracoscopic (VATS) approaches. Procedures performed via these methods include pulmonary wedge resection, pulmonary lobectomy, thymectomy, mediastinal mass excision and esophagectomy. Many thoracic procedures remain open procedures. Surgeons have reported that the use of the da Vinci Surgery System in thoracic surgery has enabled them to offer MIS approaches to a broader range of thoracic surgery patients.

General Surgery

Colorectal Surgery. These procedures typically involve benign or cancerous conditions of the lower digestive system, in particular the rectum or colon. Common procedures in this area include hemicolectomy, sigmoidectomy, low anterior resection (LAR) and abdominoperineal resection (APR). Conventional laparoscopy is not widely employed to treat these types of diseases, due to their high degree of difficulty. Surgeons have reported that the use of the da Vinci Surgery System in colorectal surgery has enabled them to offer MIS approaches to a broader range of colorectal surgery patients.

Gastric Bypass. A growing body of literature is pointing to the benefit of surgery to treat patients for morbid obesity and its secondary effects, such as diabetes. Laparoscopic roux-en-Y gastric bypass (LRYGB) is the most commonly performed surgical procedure for morbid obesity in the United States. The LRYGB can be a technically challenging procedure because of the suturing, stapling and tissue (bowel) manipulation that is required. Surgeons using the da Vinci Surgical System have reported a reduction in a critical complication (anastomotic leaks) relative to LRYGB.

Head and Neck Surgery

Transoral Surgery. Head and neck cancers are typically treated by either surgical resection or chemo-radiation or a combination of both. Surgical resection performed by an open approach may require a “jaw-splitting” mandibulotomy. This procedure, while effective in treating cancer, is traumatic and disfiguring to the patient. Minimally invasive approaches via the mouth (transoral surgery) are challenged by line-of-sight limitations dictated by conventional endoscopic tools. Chemo-radiation as a primary therapy does allow patients to avoid traumatic surgical incisions however literature suggests that this modality diminishes patients’ ability to speak and swallow normally. Surgeons have reported that da Vinci Transoral Surgery allows them to treat cancers occurring in the oropharynx (e.g., tonsil and base of tongue) and larynx via the mouth and to overcome some of the “line of sight” limitations of conventional trans-oral surgery.

Thyroidectomy. Thyroid cancer is most commonly treated by thyroidectomy, the removal of all or part of the thyroid gland. Complete resection of the cancer and surrounding gland is required for proper oncologic outcomes. Open surgery is an effective surgery in terms of oncologic control and has low complication rates. However, it leaves a prominent neck scar. Surgeons, predominantly in Asia, are now using the da Vinci Surgical System to perform thyroidectomies entering the body from the axilla (armpit) in order to avoid the visible scar on the neck. At this time, the procedure is not within the indications for use for the da Vinci System in the United States.

Clinical Summary

We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System and we work closely with our surgeon customers to refine and explore new techniques in which da Vinci may bring value. As of December 31, 2011, we had an installed base of 2,132 da Vinci Surgical Systems. During the year ended December 31, 2011, we estimate that surgeons using our technology completed approximately 360,000 surgical procedures of various types in major hospitals throughout the world. Of those da Vinci procedures performed in 2011, we estimate that approximately 146,000 were da Vinci Hysterectomy (dVH) procedures and approximately 113,000 were da Vinci Prostatectomy (dVP) procedures.

Sales and Customer Support

We market our products through a direct sales force in the United States, most of Western Europe excluding Spain, Portugal, Italy and Greece and, beginning with our acquisition of our Korean distributor on January 11, 2012, Korea. In the remainder of our world markets, we market our products through distributors. Our direct sales force is comprised of sales management, clinical sales representatives, training specialists and technical service representatives. Sales activities include educating surgeons and hospital staff across multiple surgical specialties on the advantages of da Vinci Surgery and the clinical applications that our technology enables. We also train our sales force to educate hospital management on the potential benefits of adopting our technology, including clinical benefits of da Vinci Surgery, reductions in complications and length of stay and the resulting potential for increased patient satisfaction and volume. Once a hospital has installed a da Vinci Surgical System, our clinical sales representatives help support the utilization of the system, and our technical service representatives provide service and maintenance for the system. No one customer accounted for more than 10% of revenue during the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, we had approximately 790 employees in our field sales and service organizations, an increase of approximately 90 employees compared with December 31, 2010, primarily reflecting growth in our clinical sales force supporting procedures performed at customer sites. We expect to continue growing these organizations as we expand our business.

Our da Vinci Surgical System typically has a lengthy sales cycle. It is viewed as a major capital equipment purchase by our customers and sales are often affected by the timing of their budgeting cycles. A portion of our customers acquire da Vinci Surgical Systems through a capital lease or operating lease with third-party leasing companies. In these instances, we typically sell the da Vinci Surgical System to the hospital or leasing company, and the hospital enters into an independent arrangement with the leasing company. Therefore we treat these leasing transactions the same as sales transactions for purposes of recognizing revenue for the sale. During the twelve months ended December 31, 2011, approximately 19% of the da Vinci Surgical Systems purchased were leased through third-party leasing companies at the time of purchase.

Our sales of instruments and accessories are in support of surgical procedures performed on installed systems. Our customers place orders to replenish their supplies of instruments and accessories on a regular basis. Orders received are typically shipped within one business day. Direct customers who purchase a new da Vinci Surgical System typically place an initial stocking order of instruments and accessories within one month of receiving their system.

Our business is subject to seasonal fluctuations. Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, lighter in the first and third fiscal quarters and heavier in the fourth fiscal quarter. In addition, we have historically experienced lower procedure volume in the first and third fiscal quarters and higher procedure volume in the fourth fiscal quarter. Procedures treating benign conditions are typically higher in the fourth quarter and lower in the first quarter. Benign procedures represented a higher percentage of our total procedures in the fourth quarter of 2011 compared to the fourth quarter of 2010. Timing of procedures and changes in procedure growth impact the timing of instrument and accessory purchases and capital purchases.

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

We provide basic system training that teaches the fundamental operating principles of the da Vinci Surgical System to surgeons, surgical assistants and operating room nurses. We have established training centers where initial system training and ongoing surgical procedural training are provided, the latter led by expert surgeons. In addition, we help facilitate the proctoring of surgeons who are new to da Vinci Surgery by experienced da Vinci Surgical System users. Proctors provide training to other surgeons on how to perform certain surgical procedures with the da Vinci Surgical System.

Research and Development

We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform improved and innovative surgical procedures with less difficulty. We employ research and development and engineering staff responsible for product design and engineering. We invested $140.2 million, $116.0 million and $95.1 million of research and development expenses for the years ended December 31, 2011, 2010 and 2009, respectively. This investment is applied generally to all product areas, with specific areas of focus being identified from time to time.

We establish strategic alliances with other medical device companies to complement our research and development effort. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, procedure development and marketing activities. We have formed alliances with several companies, including, but not limited to, Covidien Ltd., Johnson & Johnson, Olympus/Gyrus, Novadaq Technologies, Inc. and Mimic Technologies, Inc.

Manufacturing

We manufacture our da Vinci Surgical Systems at our facility in Sunnyvale, California. We manufacture our EndoWrist instruments at our Sunnyvale facility and at our Mexicali, Mexico facility. We began production in Mexicali in July 2008.

We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). We purchase the majority of our components and major assemblies through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of finished goods.

Competition

We consider our primary competition to be existing open surgery, conventional MIS in complex cases, drug therapies, radiation treatment and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability as well as educating hospitals, surgeons and patients on the demonstrated benefits associated with da Vinci Surgery and its value relative to other techniques. We also face competition from several companies that are developing new approaches and products for the MIS market. We believe that many are focused on adding capability to manual MIS systems. Because many of these developments are aimed at MIS, we believe that our da Vinci Surgical System may prove complementary to some these new technologies.

In addition, a number of companies are using or planning to use robots and computers in surgery, including but not limited to SOFAR S.p.A., Eterne, and Titan Medical, Inc. Companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our revenues may be adversely impacted if our competitors develop and introduce products that compete in our markets.

Intellectual Property

We place considerable importance on obtaining and maintaining patent, copyright, and trade secret protection for significant new technologies, products, and processes.

We generally rely upon a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology. For example, we have trademarks, both registered and unregistered, that provide distinctive identification of our products in the marketplace. We also have exclusive and non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

As of December 31, 2011, we held ownership or exclusive field-of-use licenses for more than 1,000 U.S. and foreign patents and more than 1,000 U.S. and foreign patent applications. We intend to continue filing new patent applications in the United States and foreign jurisdictions to seek protection for our technology.

Patents are granted for finite terms and eventually expire. Upon expiration, the inventions claimed in a patent enter the public domain. While our patents are an important element of our success, our business as a whole is not significantly dependent on any one patent.

Government Regulation

Our products and operations are subject to extensive and rigorous regulation by the FDA, the State of California and countries or regions in which we market our products. In addition, our products must meet the requirements of a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance to such standards. Examples of groups of such standards are electrical safety standards such as those of the International Electrotechnical Commission (e.g. IEC 60601-ss series of standards), composition standards such as the Reduction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) Directives.

United States

In the United States, the US Food and Drug Administration (FDA) regulates our products. The following is a chronological summary of our FDA clinical clearances to date:

•	July 2000—General laparoscopic procedures

•	March 2001—Non-cardiac thoracoscopic procedures

•	May 2001—Prostatectomy procedures

•	November 2002—Cardiotomy procedures

•	July 2004—Cardiac revascularization procedures

•	March 2005—Urologic surgical procedures

•	April 2005—Gynecologic surgical procedures

•	June 2005—Pediatric surgical procedures

•	December 2009—Transoral Otolaryngologic surgical procedures

•	December 2011—Single-Site laparoscopic Cholecystectomy

The FDA regulates the development, testing, manufacturing, labeling, storage, recordkeeping, promotion, marketing distribution and service of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets and the importation of medical devices manufactured abroad.

Under the Federal Food, Drug, and Cosmetic Act (FFDCA), medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class II medical devices.

Class II devices are those which are subject to general controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification process. For most Class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is “substantially equivalent” in intended use and technology to a “predicate device” that is either:

1.	a device that has grandfather marketing status because it was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

2.	a Class I or II device that has previously been cleared through the 510(k) process.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the United States. The FDA has a statutory 90-day period to respond to a 510(k) submission. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance and may classify the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous pre-marketing approval (PMA) requirements.

After a device receives FDA 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a pre-market approval application (PMA) approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease U.S. marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

The FDA and the Federal Trade Commission (FTC) also regulate the advertising claims of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or approvals or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the United States have similar regulations to which we are subject. Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice (GMP), requirements contained in its Quality System Regulation (QSR). The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of a company’s products. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and postmarket experience. Compliance with the QSR is necessary to receive FDA 510(k) clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the United States. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Form FDA 483 or notices of inspectional observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. These enforcement actions could include legal actions, including fines and total shutdown of production facilities, seizure of product, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the United States, and may adversely affect the reputation of the manufacturer and the product. In the United States, FDA inspections usually occur every two years. A recent inspection of the Company’s facilities occurred in July 2010 and the FDA issued a Form FDA 483 listing observations relating to complaint handling and manufacturing/inspection handling. We responded to each observation with proposed corrective actions. No further enforcement action was taken or threatened by the FDA. The FDA audited our Sunnyvale headquarters in January 2012 and has not issued a Form FDA 483 as a result of this most recent audit. However, we cannot assure that, upon re-inspection, the FDA will agree that our actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations. In particular, the failure to adequately correct observations from a previous inspection frequently results in a Warning Letter. Our wholly owned subsidiary in Mexicali, Mexico has a proper Establishment Registration but has never been FDA inspected.

To greater or lesser extent, most other countries require some form of quality system and regulatory compliance, which may include periodic inspections, inspections by third party auditors, and specialized documentation. Failure to meet all the requirements of these countries could jeopardize our ability to import, market, support and receive reimbursement for the use of our products in these countries.

In addition to the above, we may seek to use products which have not yet been cleared or approved for particular indications in clinical studies or trials in the U.S. or other countries. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such use may also be regulated by local and institutional requirements and policy generally including review by an ethics committee or institutional review board (IRB). Failure to comply with all regulations governing such studies could subject the company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

Products manufactured outside the United States by or for us are subject to U.S. Customs and FDA inspection upon entry into the United States. We must demonstrate equivalent compliance of such products to U.S. regulations and carefully document the eventual distribution or re-exportation of such products. Failure to comply with all applicable regulations could prevent us from having access to products or components critical to the manufacture of finished products and lead to shortages and delays.

California Regulation

The State of California requires that we obtain a license to manufacture medical devices and subjects us to periodic inspection as a medical device manufacturer. Our facilities and manufacturing processes were last inspected in July 2011 and were found to be in compliance. In accordance with the State of California regulations, the license to manufacture is renewed annually with any updated manufacturing information.

Foreign Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive Shonin approval. In November 2009, we received Shonin approval from the MHLW for our da Vinci S Surgical System in Japan. We are currently working to obtain specific reimbursement for da Vinci procedures in Japan. To date, we have not received reimbursement approvals in Japan and there can be no assurance that adequate reimbursement approvals will be obtained, if at all. If we are not successful in obtaining market authorization, certifications and adequate procedure reimbursements or obtaining approvals for future products and procedures, then the demand for our products in Japan could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and we are continuing to work with them to establish our own subsidiary and transfer the responsibilities for regulatory support of our products in Japan to our subsidiary, Intuitive Surgical K.K. We continue to partner with Adachi Co., LTD as our separate independent distributor in Japan who is responsible for marketing, selling and servicing our products in Japan.

Commercialization of medical devices in Europe is regulated by the European Union (EU). The EU presently requires that all medical products bear the Conformité Européenne (CE) mark, for compliance with the Medical Device Directive (MDD) (93/42/EEC) as amended. The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated which accept the CE mark. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system for compliance with international and European requirements. We have received authorization from Danish Medical Devices Certification (DGM), a recognized European Notified Body and agent of the Danish Government, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments and accessories. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits.

If we modify existing products or develop new products in the future, we may need to apply for authorization to affix the CE mark to such products. We do not know whether we will be able to obtain authorization to affix the CE mark for new or modified products or whether we will continue to meet the safety and performance standards required to maintain the authorizations we have already received. If we are unable to maintain authorizations to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the EU.

Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. These regulations typically require regulatory approvals and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products, may impact our ability to generate revenue and harm our business. In addition, local regulations may apply which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable.

Third-Party Coverage and Reimbursement

In the United States and international markets where we sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all covered surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedures are considered medically necessary. In the United States, the Centers for Medicare & Medicaid Services (CMS), administers the Medicare and Medicaid programs. Generally, reimbursement for professional services performed at the hospital by physicians is reported under separate billing codes issued by the American Medical Association (AMA), known as Current Procedural Terminology (CPT), codes. Physician reimbursement is based on a prospective payment system based on the professional service rendered. In addition, CMS and the National Center for Health Statistics (NCHS) are jointly responsible for overseeing changes and modifications to billing codes known as ICD-9-CM codes used by hospitals to report inpatient procedures. CMS generally reimburses hospitals for services provided during an inpatient stay based on a prospective payment system that is determined by a classification system known as Medicare-Severity Diagnostic Related Groupings (DRGs) and Ambulatory Payment Classifications (APCs) for hospital outpatient services. MS-DRGs are assigned using a number of factors including the principal diagnosis, major procedures, discharged status, patient age and complicating secondary diagnoses among other things.

On October 1, 2008, CMS and NCHS issued a new family of ICD-9-CM procedure codes for “Robotically Assisted Procedures.” For laparoscopic procedures completed with the da Vinci Surgical System, U.S. hospitals are expected to report the primary surgical procedure code, along with ICD-9-CM 17.42, to describe a laparoscopic robotic assisted procedure. The purpose of the ICD-9-CM family of procedure codes, 17.4X, is to gather data on robotic assisted surgical procedures. It does not influence the amount paid to hospitals. A surgical procedure, completed with or without robotic assistance, continues to be assigned to the same MS-DRG.

Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and surgical services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor and other factors. Because both hospitals and physicians receive the same reimbursement amount for their respective services regardless of the actual costs incurred by the hospital or physician in furnishing the care and is unrelated to the specific products used in that procedure, hospitals and physicians may decide not to use our products if reimbursement amounts are insufficient to cover any additional costs that hospitals incur in purchasing our products.

Domestic institutions typically bill for the primary surgical procedure that includes our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because our da Vinci Surgical System has been cleared for commercial distribution in the United States by the FDA, Medicare coverage and reimbursement are generally available for the primary surgical procedure using our device. We believe that the additional procedures we intend to pursue are established surgical procedures that are generally already reimbursable by government agencies and insurance companies. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In such circumstances, we may need to seek a unique CPT code for robotic-assisted surgery from the AMA and/or work with CMS to obtain coverage and/or establish a higher reimbursement amount. If an application for a unique code or modifier is required, reimbursement for specific uses of our products may be unavailable until an appropriate new code is granted. The application process, from filing until adoption of a new code, can take two or more years.

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. To effectively conduct our business, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all. In Japan, we intend to seek reimbursement approvals from the government for procedures performed with our products. The timing of these approvals can vary significantly, and could significantly impact our ability to commercialize our products in Japan. In some countries patients may be permitted to pay directly for surgical services. However, such “co-pay” practices are not common in some countries, including Japan.

In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the PPACA), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sales of our products are currently unknown.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers will have to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Though there are some exceptions to the excise tax, this excise tax applies to most of our products and product candidates sold within the United States.

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. A number of state governors have strenuously opposed certain of the PPACA’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the U.S. Supreme Court. The U.S. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the U.S. President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.

Employees

As of December 31, 2011, we had 1,924 employees, 258 of whom were engaged directly in research and development, 609 in manufacturing and service and 1,057 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Access to Reports

We make our periodic and current reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics Policy and any amendments to those reports, available free of charge, on our website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings,” on the Company—Investor Relations portion of our website. We periodically webcast Company announcements, product launch events and executive presentations which can be viewed via our Investor Relations website. Additionally, we provide notifications of our material news including SEC filings, investor events, and press releases as part of our Investor Relations web site. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file and any references to these websites are intended to be inactive textual references only.

We operate our business as one segment as defined by generally accepted accounting principles. Our financial results for the three years ended December 31, 2011 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

RISKS RELATING TO OUR BUSINESS

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.

The da Vinci Surgical System and our other products represent a fundamentally new way of performing surgery. Achieving physician, patient and third-party payor acceptance of da Vinci Surgery as a preferred method of performing surgery will be crucial to our success. If our products fail to achieve market acceptance, customers will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians and third-party payors’ acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives.

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

ECONOMIC CONDITIONS COULD MATERIALLY ADVERSELY AFFECT OUR COMPANY.

During 2008 and 2009, the global economy experienced a severe downturn due to the sequential effects of the subprime lending crisis, the credit market crisis, collateral effects on the finance and banking industries, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. More recently, credit and sovereign debt issues have destabilized certain European economies as well and thereby increased global macroeconomic uncertainties. Uncertainty about current global economic conditions continue to pose a risk as customers may postpone or reduce spending in response to restraints on credit. There could be additional effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance the development and/or manufacture of our products resulting in product delays, and the inability of our customers and distributors to obtain credit to finance purchases of our products. If conditions worsen or if the improved economic conditions are slower than anticipated, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on our revenue, profitability and the market price of our stock.

BECAUSE OUR MARKETS ARE HIGHLY COMPETITIVE, CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS’ PRODUCTS OR MAY NOT ACCEPT DA VINCI SURGERY, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.

da Vinci Surgery is a new technology that competes with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options include conventional MIS, open surgery, interventional approaches or pharmacological regimens. Some of these procedures are widely accepted in the medical community and in many cases have a long history of use. Technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. Studies could be published that show that other treatment options are more beneficial and/or cost-effective than da Vinci Surgery. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will continue to be competitive with current or future technologies.

In addition, we may face competition from companies that develop wristed, robotic or computer-assisted surgical systems and products in the future. For example, SOFAR S.p.A, an Italian medical device company, supported by the European Commission’s Joint Research Centre, has developed a telesurgical robot system. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products. If we are unable to compete successfully, our revenues will suffer. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.

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

WE EXPERIENCE LONG AND VARIABLE CAPITAL SALES CYCLES AND SEASONALITY IN OUR BUSINESS, WHICH MAY CAUSE FLUCTUATIONS IN OUR FINANCIAL RESULTS.

Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and its purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and government bodies, as applicable. This approval process can be lengthy. In addition, hospitals may delay or accelerate system purchases in conjunction with timing of their capital budget timelines. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales. Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, and lighter in the third and first fiscal quarters and heavier in the fourth fiscal quarter.

Recently, we have experienced procedure growth for a number of benign conditions, including hysterectomies for benign conditions, sacrocolpoplexies, myomectomies, and certain other surgeries. Many of these types of surgeries may be postponed in the short term by patients to avoid vacation periods and for other personal scheduling reasons. Patients may also accelerate procedures to take advantage of insurance funding cut-off dates. Historically, we have experienced lower procedure counts in the first and third fiscal quarter and higher procedure counts in the fourth fiscal quarter. Timing of procedures and changes in procedure growth directly affect the timing of instrument and accessory purchases and capital purchases.

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

Our business currently depends in part on our activities in Europe and other foreign markets. Revenue from markets outside of the United States accounted for approximately 22%, 20%, and 21% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

•	failure to obtain the same degree of protection against infringement of our intellectual property rights as we have in the United States;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	local or national regulations that make it difficult or impractical to market or use our products;

•	the risks associated with foreign currency exchange rate fluctuations;

•	the expense of establishing facilities and operations in new foreign markets; and

•	building an organization capable of supporting geographically dispersed operations.

A large portion of our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive and/or less affordable in international markets. If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business.

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, WHICH SUBJECTS US TO A NUMBER OF RISKS THAT COULD HARM OUR BUSINESS.

We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Please see our risk factor below titled “Unfavorable Results of Legal Proceedings Could Materially Adversely Affect Our Financial Condition.”

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

THE USE OF OUR PRODUCTS COULD RESULT IN PRODUCT LIABILITY AND NEGLIGENCE CLAIMS THAT COULD BE EXPENSIVE, DIVERT MANAGEMENT’S ATTENTION AND HARM OUR BUSINESS.

Our business exposes us to significant risks of product liability claims. The medical device industry has historically been litigious, and we face financial exposure to product liability claims if the use of our products were to cause injury or death. There is also the possibility that defects in the design or manufacture of our products might necessitate a product recall. Any weaknesses in training and services associated with our products may also be subject to product liability lawsuits. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. Particularly as sales of our products increase, we may be unable to maintain product liability insurance in the future at satisfactory rates or in adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Product liability claims have been made against us in the past. A product liability or negligence claim or any product recalls could also harm our reputation or result in a decline in revenues. If a patient is harmed during a da Vinci surgical procedure, even in the absence of any alleged system malfunction or defect, we can be exposed to negligence claims based on alleged inadequacies in our surgeon training, our training of Intuitive personnel, or in our proctoring programs. A negligence claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Negligence claims have been made against us in the past.

WE MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.

Manufacturing our products is a complex process. We may encounter difficulties in scaling up production of our products, including:

•	problems involving production yields;

•	quality control and assurance;

•	component supply shortages;

•	import or export restrictions on components, materials or technology;

•	shortages of qualified personnel; and

•	compliance with state, federal and foreign regulations.

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

OUR RELIANCE ON SOLE AND SINGLE SOURCE SUPPLIERS COULD HARM OUR ABILITY TO MEET DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.

Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We generally purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and could be identified for sole-sourced components, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture our products in a timely manner or within budget.

IF INSTITUTIONS OR SURGEONS ARE UNABLE TO OBTAIN COVERAGE AND REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.

In the United States, hospitals generally bill the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. Please see our risk factor below titled “Healthcare Policy Changes, Including Recently Enacted Legislation Reforming the U.S. Healthcare System, May Have a Material Adverse Effect on Our Financial Condition and Results of Operations” and “Healthcare Reforms, Changes in Healthcare Policies and Changes to Third-Party Coverage and Reimbursements May Affect Demand for Our Products” for additional risks related to the ability of institutions or surgeons to obtain reimbursements.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

We are highly dependent on the principal members of our management and scientific staff. Our product development plans depend, in part, on our ability to attract and retain engineers with experience in mechanics, electronics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

NATURAL OR OTHER DISASTERS COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR IN HIGHER EXPENSES.

Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the March 2011 earthquake and tsunami in Japan and their aftermath have created economic uncertainty in Japan that may disrupt economic activities in Japan for a substantial period of time, including a reduction in hospital spending.

Our corporate headquarters and many of our operations are located in California, a seismically active region. A natural disaster in any of our major markets in North America or Europe could have a material adverse impact on our operations, operating results and financial condition. Further, any unanticipated business disruption caused by Internet security threats, damage to global communication networks or similar events could have a material adverse impact on our operating results.

IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR OUR BUSINESS MAY BE HARMED.

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, we purchased our Korean distributor in January 2012. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors.

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

UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business.

On August 6, 2010, a purported class action lawsuit was filed against us and several of our officers and directors in the United States District Court for the Northern District of California seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that we violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. Two purported derivative actions making substantially similar allegations were filed in the Superior Court of California for the County of Santa Clara shortly thereafter. Those actions are described more fully under Part I, “Item 3. Legal Proceedings.”

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

WE ARE SUBJECT TO SIGNIFICANT, UNINSURED LIABILITIES.

For certain risks, we do not maintain insurance coverage because of cost and/or availability. For example, we indemnify our directors and officers for third-party claims and do not insure for the underlying losses, and we do not carry earthquake insurance, among other types of coverage that we do not maintain. In addition, in the future, we may not continue to maintain certain existing insurance coverage or adequate levels of coverage. Premiums for many types of insurance have increased significantly in recent years, and depending on market conditions and our circumstances, in the future, certain types of insurance such as directors’ and officers’ insurance or products liability insurance may not be available on acceptable terms or at all. Because we retain some portion of our insurable risks, and in some cases self-insure completely, unforeseen or catastrophic losses in excess of insurance coverage could require us to pay substantial amounts, which would materially adversely affect our financial condition and operating results.

WE USE ESTIMATES, MAKE JUDGMENTS AND APPLY CERTAIN METHODS IN MEASURING THE PROGRESS OF OUR BUSINESS IN DETERMINING OUR FINANCIAL RESULTS AND IN APPLYING OUR ACCOUNTING POLICIES. AS THESE ESTIMATES, JUDGMENTS, AND METHODS CHANGE, OUR ASSESSMENT OF THE PROGRESS OF OUR BUSINESS AND OUR RESULTS OF OPERATIONS COULD VARY.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in any of our assumptions may adversely affect our reported financial results.

In addition, we utilize methods for determining surgical market sizes and da Vinci procedures completed that involve estimates and judgments, which are, by their nature, subject to substantial risks, uncertainties, and assumptions. Our estimates of surgical market sizes or da Vinci procedures performed do not have an impact on our results of operations but are used to estimate the progress of our business. Estimates and judgments for determining surgical market sizes and da Vinci procedures may vary over time with changes in treatment modalities, hospital reporting behavior, increases in procedures per field employee and other factors. In addition, from time to time, we may change the method for determining market sizes and da Vinci procedures, causing variation in our reporting.

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

At December 31, 2011, we held $16.4 million in auction rate securities (ARS), whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. Accordingly, changes in associated market value during the year ended December 31, 2011 have been recorded through other comprehensive income. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures.

DISRUPTION OF CRITICAL INFORMATION SYSTEMS OR MATERIAL BREACHES IN THE SECURITY OF OUR SYSTEMS COULD HARM OUR BUSINESS, CUSTOMER RELATIONS AND FINANCIAL CONDITION.

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

Our business requires us to use and store customer, employee and business partner personally identifiable information (PII). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of the Company’s products and services could decrease. We would also be exposed to a risk of loss or litigation and potential liability, which could result in a material adverse effect on our business, results of operations and financial condition.

RISKS RELATING TO OUR REGULATORY ENVIRONMENT

HEALTHCARE POLICY CHANGES, INCLUDING RECENTLY ENACTED LEGISLATION REFORMING THE U.S. HEALTHCARE SYSTEM, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In March 2010, the U.S. President signed the PPACA, which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturer will have to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Though there are some exceptions to the excise tax, this excise tax does apply to all of our products and product candidates sold within the United States.

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

A number of state governors have strenuously opposed certain of the PPACA’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the U.S. Supreme Court. The U.S. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the U.S. President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

HEALTHCARE REFORMS, CHANGES IN HEALTHCARE POLICIES AND CHANGES TO THIRD-PARTY COVERAGE AND REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS.

The U. S. government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

WE ARE SUBJECT TO FEDERAL, STATE AND FOREIGN LAWS GOVERNING OUR BUSINESS PRACTICES WHICH, IF VIOLATED, COULD RESULT IN SUBSTANTIAL PENALTIES. ADDITIONALLY, CHALLENGES TO OR INVESTIGATION INTO OUR PRACTICES COULD CAUSE ADVERSE PUBLICITY AND BE COSTLY TO RESPOND TO AND THUS COULD HARM OUR BUSINESS.

The Medicare and Medicaid “anti-kickback” laws, and several similar state laws, prohibit payments or other remuneration that are intended to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Moreover, some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating “anti-kickback” laws can result in civil and criminal penalties, which can be substantial and include potential exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations.

The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information must be made publicly available in a searchable format beginning September 30, 2013. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. On December 14, 2011, the CMS released its proposed rule implementing these provisions, providing further clarification to ambiguous or unclear statutory language and providing instructions for manufacturers to comply with such requirements. The CMS estimates that approximately 1,000 medical device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year. The CMS is currently soliciting comments to the proposed rule until February 17, 2012.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements, subjecting us to significant civil monetary penalties.

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties in the United States and/or abroad. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies.

OUR PRODUCTS ARE SUBJECT TO A LENGTHY AND UNCERTAIN DOMESTIC REGULATORY PROCESS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY DOMESTIC REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS IN THE UNITED STATES.

Our products and operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record keeping, promotion, sales, distribution and postmarket support of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the FFDCA. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application (PMA) for the modified product before we are permitted to market the products in the United States. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfathered status, we will be required to obtain FDA approval by submitting a PMA. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the

FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission. Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. Changes in the FDA 510(k) process could make approval more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain approval for our products. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, or the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board (IRB) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption (IDE) application. Most of our products to date have been considered significant risk devices requiring IDE approval prior to investigational use. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. Certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data cannot be assured, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

COMPLYING WITH FDA REGULATIONS IS A COMPLEX PROCESS, AND OUR FAILURE TO COMPLY FULLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT ACTIONS.

Because our products, including the da Vinci Surgical System, are commercially distributed, numerous postmarket regulatory requirements apply, including the following:

•	continued compliance to the QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against false or misleading statements in the labeling or promotion of products for unapproved or “off-label” uses;

•

the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	adequate use of the Corrective and Preventive Actions process to identify and correct or prevent significant systemic failures of products or processes or in trends which suggest same; and

•

the reporting of Corrections and Removals, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the FFDCA that may pose a risk to health.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a regulatory letter to a public Warning Letter to more severe civil and criminal sanctions including the seizure of our products and equipment or ban on the import or export of our products. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Any modification or change of medical devices cleared for market requires the manufacturer to make a determination whether the change is significant enough to require new 510(k) clearance. We have modified the labeling, advertising and user training for the da Vinci Surgical System to highlight specific procedures that we believe are fully within the scope of our existing 510(k) clearances. We cannot assure that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since obtaining 510(k) clearance in ways that we believe do not require new 510(k) clearance. We cannot assure that the FDA would agree in all cases with our determinations not to seek new 510(k) clearance for any of these changes. Computer Motion, which we acquired in 2003, also modified the hardware and software in its products subsequent to 510(k) clearance without seeking new clearance. The FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products or Computer Motion’s products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.

An FDA inspection occurred in July 2010 and the FDA issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and manufacturing/inspection handling. We later responded to each observation with proposed corrective actions. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other observations in our compliance with the QSR and other postmarket regulations. In particular, failure to satisfy the FDA that corrections to a previous inspectional observation have been adequately completed is frequently grounds for a Warning Letter. Our wholly owned manufacturing facility in Mexicali, Mexico has a proper Establishment Registration but has never been FDA inspected.

OUR PRODUCTS ARE SUBJECT TO VARIOUS INTERNATIONAL REGULATORY PROCESSES AND APPROVAL REQUIREMENTS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS IN FOREIGN COUNTRIES.

To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries which may differ substantially from those of the United States. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals is complex, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products, or to obtain such approvals on a favorable schedule. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

The EU requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the EU. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the authorization to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. In January 1999, we received permission to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments and have maintained this authorization continuously since that time. From time to time we seek the authorization to affix the CE mark to new or modified products. Subsequent products and accessories have received marketing authorization by our Notified Body, DGM.

As we modify existing products or develop new products in the future, including new instruments, we currently plan to apply for authorization to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark authorizations we have already obtained including inspection of our compliance to required standards and directives to enable this path to CE marking. We cannot be certain we will be able to affix the CE mark for new or modified products or that we will continue to meet the quality and performance standards required to maintain the authorizations we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the EU and many affiliated countries that accept the CE mark, which would have a material adverse effect on our results of operations.

In November 2009, we received Shonin approval from the Japanese MHLW for our da Vinci S Surgical System and certain of our instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or procedures, however, there can be no assurance that such approvals will be granted. In addition, because only a subset of our instruments have received Shonin approval, it is possible that approved procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. To date, we have not received reimbursement approvals in Japan. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan.

IF OUR MANUFACTURING FACILITIES DO NOT CONTINUE TO MEET FEDERAL, STATE OR OTHER MANUFACTURING STANDARDS, WE MAY BE REQUIRED TO TEMPORARILY CEASE ALL OR PART OF OUR MANUFACTURING OPERATIONS, AND/OR RECALL SOME PRODUCTS WHICH WOULD RESULT IN PRODUCT DELIVERY DELAYS AND LOST REVENUE.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated and inspected by the FDA and other regulatory agencies for compliance with Good Manufacturing Practice requirements contained in the QSR and other regulatory requirements. We are also required to comply with International Organization for Standardization (ISO) quality system standards as well as European Directives and norms in order to produce products for sale in Europe. If we fail to continue to comply with Good Manufacturing Practice requirements or ISO standards, we may be required to cease all or part of our operations until we comply with these regulations. Our last FDA inspection occurred in July 2010 and the FDA issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and manufacturing/inspection handling. We responded to each observation with proposed corrective actions. However, we cannot assure that, upon re-inspection, the FDA may determine that our corrective actions are appropriate or that they have been adequately implemented. The failure to correct observations from previous inspections is a significant cause of Warning Letters, which could adversely impact our operations. We continue to be subject to FDA inspections at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards and other regulatory requirements in future inspections and audits by regulatory authorities.

Our Sunnyvale, California facility is licensed by the State of California to manufacture medical devices. We are subject to periodic inspections by the California Department of Health Services Food and Drug Branch and, if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship any products, which would have a material adverse effect on our results of operations.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

IF WE ARE UNABLE TO REPLACE OUR EXPIRING PATENTS, OUR ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.

We believe new competitors will emerge in medical robotics. We also do not know whether we will be able to develop additional patentable proprietary technologies as older patents expire. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, our ability to prevent others from using our intellectual property could be adversely affected, resulting in harm to our business.

IF WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY CONTAINED IN OUR PRODUCTS FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.

Our commercial success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third-party challenges. We will incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. Furthermore, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

There may be U.S. and foreign patents issued to third parties that relate to our products. Some of these patents may be broad enough to cover one or more aspects of our present or future technology. We do not know whether any of these patents, if challenged, would be held valid, enforceable and infringed. From time to time, we receive, and likely will continue to receive, letters from third parties accusing us of infringing and/or inviting us to license their patents. We may be sued by, or become involved in an administrative proceeding with, one or more of these third parties.

We cannot assure that a court or administrative body would agree with any arguments or defenses we may have concerning invalidity, unenforceability or non-infringement of any third-party patent. In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering products that are similar or identical to ours. We cannot assure that any patents issuing from applications filed by a third party will not cover our products or will not have priority over our patent applications.

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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.

The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2010, the NASDAQ closing price of one share of our common stock reached a high of $388.01 and a low of $247.50 and during fiscal 2011, it reached a high of $466.30 and a low of $267.40. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	quarterly variations in operating results;

•	introduction or abandonment of new technologies or products;

•	regulatory approvals;

•	changes in product pricing policies;

•	changes in earnings estimates by analysts or changes in accounting policies;

•	economic changes and overall market volatility; and

•	political uncertainties.

In addition, stock markets have experienced significant price and volume volatility in the past, especially recently. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. In addition, the securities of many medical device companies, including us have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If these broad market fluctuations continue, they may adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2011, we owned approximately 780,000 square feet of space on 51 acres of land in Sunnyvale, California, where we house our headquarters, research and development, service and support functions, and certain of our manufacturing operations. We lease approximately 5,000 square feet of space for research and development in Milford, Connecticut, approximately 5,000 square feet of space for our international headquarters in Aubonne, Switzerland, approximately 13,000 square feet of space for sales and operations in Norcross, Georgia and a 34,000 square-foot building in Mexicali, Mexico where we manufacture most of our EndoWrist instruments. We also lease facilities for sales and operations in Tokyo, Japan and Shanghai, China.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. Certain of these lawsuits are described in further detail below. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with U.S. generally accepted accounting principles, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against us and seven of our current and former officers and directors in the U.S. District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, we filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. We filed a motion to dismiss the amended complaint. A hearing on that motion has not yet occurred.

Purported Derivative Actions

On August 19, 2010, an alleged shareholder caused a purported shareholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorney’s fees. On September 15, 2010, another purported shareholder filed an essentially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of our current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, formal discovery has been stayed in the case.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is being traded on The NASDAQ Global Select Market under the symbol “ISRG.” The following table sets forth the high and low closing prices of our common stock for each period indicated and are as reported by NASDAQ.

	2011		2010
Fiscal	High	Low	High	Low
First Quarter	$345.27	$267.40	$362.80	$304.39
Second Quarter	$372.11	$338.23	$388.01	$311.90
Third Quarter	$413.73	$321.45	$340.51	$265.03
Fourth Quarter	$466.03	$348.76	$292.89	$247.50

As of January 20, 2012, there were 265 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information as of December 31, 2011 for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,208,236	$244.78	2,073,718
Equity compensation plans not approved by security holders	451,448	$341.86	47,195

Total	4,659,684	$254.19	2,120,913

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

Since March 2009, we have had an active stock repurchase program with the most recent Board authorization being in October 2011 when they increased the authorization for stock repurchases by $500 million.

During the period from March 2009 to December 2011, we repurchased a total of 3.1 million shares of our common stock at a total of $680.4 million. We did not repurchase any stock under this ongoing program in the fourth quarter of 2011. As of December 31, 2011, the remaining authorized amount of stock repurchases under the stock repurchase program was $568.2 million.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2006 and December 31, 2011, with the cumulative total return of (i) the S&P Healthcare Index, (ii) the Nasdaq Composite Index and (iii) the S&P 500 Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2006 in our common stock, the S&P Healthcare Index, the Nasdaq Composite Index, and the S&P 500 Index and assumes the reinvestment of dividends, if any. We included the comparison with the S&P 500 Index because our Company became a component of the S&P 500 Index on June 2, 2008.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Intuitive Surgical, Inc.	100.00	336.81	132.42	316.40	268.77	482.81
NASDAQ Composite	100.00	109.81	65.29	93.95	109.84	107.86
S&P Healthcare Index	100.00	105.39	79.59	93.18	93.84	103.39
S&P 500 Index	100.00	103.53	63.69	78.62	88.67	88.67

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts and headcount)
Revenue	$1,757.3	$1,413.0	$1,052.2	$874.9	$600.8
Gross profit	$1,273.8	$1,030.0	$751.1	$620.8	$414.3
Net income (1)	$495.1	$381.8	$232.6	$204.3	$144.5
Net income per common share:
Basic	$12.63	$9.74	$6.07	$5.26	$3.82
Diluted	$12.32	$9.47	$5.93	$5.12	$3.70
Shares used in computing basic and diluted net income per share:
Basic	39.2	39.2	38.3	38.9	37.8
Diluted	40.2	40.3	39.2	39.9	39.0
Cash, cash equivalents and investments	2,171.8	1,608.9	1,172.0	901.9	635.4
Total assets	3,063.1	2,390.4	1,809.7	1,474.6	1,040.0
Long-term liabilities	96.9	79.2	69.6	43.3	19.6
Shareholders’ equity	2,645.6	2,037.4	1,537.3	1,266.8	888.7
Total headcount	1,924	1,660	1,263	1,049	764

(1)	Net income for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 included stock-based compensation expense of $93.5 million, $78.4 million, $70.5 million, $53.4 million, and $23.6 million, respectively, net of tax, related to employee stock options and employee stock purchases. Net income for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 included amortization of purchased intellectual property of $17.8 million, $16.7 million, $15.6 million, $10.5 million and $2.0 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Open surgery remains the predominant form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to the patient, resulting in longer hospitalization and recovery times, increased hospitalization costs and additional pain and suffering relative to minimally invasive surgery (MIS) where MIS is available. Over the past two decades, MIS has reduced trauma to the patient by allowing selected surgeries to be performed through small ports rather than large incisions, often resulting in shorter recovery times, fewer complications and reduced hospitalization costs. MIS has been widely adopted for certain surgical procedures, but it has not been widely adopted for complex reconstructive surgeries.

The da Vinci Surgical System enables surgeons to extend the benefits of MIS to many patients typically receiving open surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional minimally invasive surgery. Surgeons operate while seated comfortably at a console viewing a high resolution, 3-D, HD image of the surgical field. This immersive visualization connects the surgeon to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the way he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy to use.

Our products fall into four broad categories – da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems, instruments and accessories (e.g., EndoWrist, EndoWrist One, Single-Site) and training technologies. We have commercialized three generations of da Vinci Surgical Systems; the first is our da Vinci standard Surgical System, first commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006 and the third is our most current surgical system, da Vinci Si, commercialized in 2009. Systems include a surgeon’s console, imaging electronics, a patient-size cart and computational hardware and software. Instruments and accessories are used with systems to allow surgeons flexibility in choosing the types of tools needed in a particular surgery. Lastly, training technologies include our recently developed da Vinci Skills Simulator and our dual console for use in surgeon proctoring and collaborative surgery.

We model patient value as equal to procedure efficacy / invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of robotic surgery is significantly higher than competing treatment options, we have seen that patients will seek out surgeons and hospitals that offer da Vinci procedures. Market adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternatives for the same disease state.

Procedures

The adoption of da Vinci surgery has the potential to progress for those procedures that offer greater patient value than non da Vinci alternatives. We focus our organization and investments on developing, marketing and training those products and procedures where we believe da Vinci can bring significant patient value relative to competitive therapies. In 2011, da Vinci was used primarily in urology, gynecology, general surgery, cardiothoracic surgery and head and neck surgery. Target procedures in urology include da Vinci Prostatectomy (dVP) and da Vinci Partial Nephrectomy. Target procedures in gynecology include da Vinci Hysterectomy (dVH), da Vinci Myomectomy and da Vinci Sacral Colpopexy. Target procedures in general surgery include da Vinci Colon Resection. In cardiothoracic surgery, they include da Vinci Lobectomy and da Vinci Mitral Valve Repair. Lastly, in head and neck surgery, they include da Vinci Trans-oral Robotic Surgery (TORS).

In 2011, approximately 360,000 surgical procedures were performed with the da Vinci Surgical System, up approximately 29% compared to 2010. The growth in our overall procedure volume was driven primarily by da Vinci Hysterectomy (dVH) in the U.S., da Vinci Prostatectomy (dVP) outside the U.S. and other urologic and gynecologic procedures including Nephrectomy (partial and full), Sacralcolpopexy, Myomectomy and Endometriosis Resection in the U.S. Emerging procedures within other specialties, including lobectomy for lung cancer and low anterior resection for colon cancer also contributed to 2011 procedure growth.

dVH is our highest volume procedure, having surpassed dVP in 2010. dVH procedure volume grew from approximately 110,000 cases in 2010 to approximately 146,000 cases in 2011, of which approximately 39,000 were for the treatment of cancer and the remaining 107,000 related to benign conditions. The very large majority of our 2011 dVH volume came from the U.S. market, where we estimate the total annual addressable robotic market to be approximately 300,000 to 350,000 cases, of which approximately 50,000 are for cancer.

dVP procedure volume grew from approximately 98,000 cases in 2010 to approximately 113,000 cases worldwide in 2011. We estimate that the majority of the approximately 85,000 prostatectomies performed each year in the U.S. are done robotically with the da Vinci Surgical System; as such, the 2011 U.S. dVP growth rate was modest. The majority of our 2011 worldwide dVP growth came from European markets, led by Germany and France.

Other procedures (non-dVH/dVP) grew over approximately 40% in 2011 to approximately 101,000 cases. Growth in these other procedures was driven by da Vinci adoption in urologic and gynecologic procedures such as da Vinci Partial Nephrectomy and da Vinci Sacral Colpopexy as well as early stage growth in other emerging procedures from other surgical specialties, including lobectomy for lung cancer, low anterior resection for colon cancer, and transoral robotic surgery (TORS) for head and neck surgery. While early results in emerging procedures are encouraging and may point to significant patient value, their growth is off of smaller absolute bases and their future growth rates are uncertain.

Business Model

We generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories, and service. The da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending upon configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers consume our EndoWrist instruments and accessory products used in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We also generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewable at the end of the service period, typically at an annual rate of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system.

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $561.7 million, or 53% of total revenue in 2009 to $752.7 million, or 53% of total revenue in 2010 to $979.5 million, or 56% of total revenue in 2011. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,132 at December 31, 2011, compared with 1,752 at December 31, 2010 and 1,395 at December 31, 2009.

We have a direct sales force in the United States and in Europe, excluding Spain, Italy, Greece and Eastern European countries. We utilize distributors in all other markets that we serve. On January 11, 2012, we completed the acquisition of our Korean distributor and began selling directly to Korean customers. The transaction is not material to our financial statements and is not expected to have a material impact on our future operations.

Regulatory Activities

We believe that we have obtained the clearances required to market our products to our targeted surgical specialties within the United States and most of Europe. As we make additions to target procedures and introduce new products, we will continue to seek necessary clearances.

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. Since this regulatory approval we have sold 13 systems into Japan in 2010 and 20 systems in 2011. These sales were primarily made to early adopters. We are currently focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan. To date, we have not received reimbursement approval in Japan. If we are not successful in obtaining market authorization, certifications and adequate procedure reimbursements or obtaining approvals for future products and procedures, then the demand for our products in Japan could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (Japan) in our Japanese regulatory process and are continuing to work with them to transfer the responsibilities for regulatory support of our products in Japan to our subsidiary, Intuitive Surgical K.K. We continue to partner with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan.

The March 2011 earthquake and tsunami in Japan and their aftermath have created economic uncertainty that may disrupt economic activities in Japan for a substantial period of time, including a reduction in hospital spending. As a result, our sales in Japan may be adversely affected. Given the relatively small proportion of our total revenue coming from Japanese customers (approximately 2% of our global revenue in 2011), we do not expect the overall impact on our revenues resulting from the earthquake and tsunami in Japan to be material.

2011 Business Events and Trends

Economic Environment. During the first half of 2009, the world-wide economic recession curtailed capital purchases of our da Vinci Surgical Systems. Beginning in the second half of 2009 through 2011, the U.S. economy has been recovering slowly. Demand for da Vinci systems in Europe has recovered more slowly than in the U.S. European demand, driven by procedure growth, has been stronger and more consistent in the larger German, French, and Italian markets. Demand in the smaller European economies has been more sporadic. Economic uncertainties within Europe could adversely impact demand for our products. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical factors.

da Vinci Si Surgical System Market Acceptance. In the second quarter of 2009 we launched our newest da Vinci model, the da Vinci Si. The da Vinci Si Surgical System was FDA approved and CE (Conformité Européenne) marked upon launch and is currently available in most countries in Europe and Asia, excluding Japan, among others. da Vinci Si Systems are available with an option to purchase a second console. The da Vinci S System can be upgraded to the da Vinci Si System; however, most customers have chosen to trade-out their da Vinci S Systems rather than receiving component level field upgrades. We continue to sell, service and support the da Vinci S Surgical System as well. Our sales of the standard da Vinci Surgical System have substantially ended; however, we continue to service and support this product line as well.

Market acceptance of the da Vinci Si Surgical System has been positive since its market introduction in the first quarter of 2009. During the years ended December 31, 2011 and December 31, 2010, 495 out of 534 and 372 out of 441 systems sold, respectively, were da Vinci Si models, representing approximately 93% and 84%, respectively, of system sales.

da Vinci Skills Simulator. In the first quarter of 2011, we began shipping our da Vinci Skills Simulator. The simulator is a practice tool for the da Vinci Si Surgical System that gives a user the opportunity to practice in his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System. Most da Vinci Skills Simulators have been sold in connection with new da Vinci Si Surgical System sales. We sold 383 da Vinci Skills Simulators in the year ended December 31, 2011.

da Vinci Single-Site Instruments. da Vinci Single-Site is a set of instruments and accessories that allow the da Vinci Si systems to work through a single incision rather than multiple incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, however, physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011 we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The vast majority of da Vinci Single-Site procedures performed in Europe to date have been cholecystectomies. In December 2011 we received FDA regulatory clearance to market our Single-Site instrumentation in the United States for laparoscopic cholecystectomy procedures. We are not able to predict whether or the extent to which da Vinci Single-Site will be adopted. We also are not able to predict whether the FDA will approve Single-Site for use in other indications.

da Vinci Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our new Firefly Fluorescence Imaging product for use with the da Vinci Si Surgical System in the U.S. and Europe. This new

imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Our phased roll-out of the Firefly Fluorescence Imaging product is progressing, with its initial use targeted in partial nephrectomy procedures. General surgeons are beginning to evaluate the value of fluorescence imaging in colorectal surgery to assess tissue perfusion.

EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for the EndoWrist One Vessel Sealer. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables da Vinci Si surgeons to fully control vessel sealing, while providing the benefits of da Vinci Surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. We are not able to predict whether or the extent to which the EncoWrist One Vessel Sealer will be adopted.

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

2011 Financial Highlights

•	Total revenue increased 24% to $1,757.3 million during the year ended December 31, 2011 from $1,413.0 million during the year ended December 31, 2010.

•	Approximately 360,000 da Vinci procedures were performed during the year ended December 31, 2011, up approximately 29% from last year.

•	Instruments and accessories revenue increased 33% to $701.1 million during the year ended December 31, 2011 from $528.8 million during the year ended December 31, 2010.

•

Recurring revenue increased 30% to $979.5 million during the year ended December 31, 2011, representing 56% of total revenue from $752.7 million during the year ended December 31, 2010, representing 53% of total revenue.

•	We sold 534 da Vinci Surgical Systems during the year ended December 31, 2011, compared with 441 for the year ended December 31, 2010.

•	System revenue increased 18% to $777.8 million during the year ended December 31, 2011 from $660.3 million during the year ended December 31, 2010.

•	As of December 31, 2011, we had a da Vinci Surgical System installed base of 2,132 systems—1,548 in the United States, 372 in Europe, and 212 in the rest of the world.

•

Operating income increased 25% to $694.8 million during the year ended December 31, 2011 compared to $555.2 million during the year ended December 31, 2010. Operating income included $136.4 million and $117.6 million during the years ended December 31, 2011 and 2010, respectively, of stock-based compensation expense related to employee stock programs.

•

We ended fiscal 2011 with $2,171.8 million in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $562.9 million during 2011 driven by cash flow from operations and $260.6 million generated from employee stock programs, partially offset by $331.8 million used to repurchase and retire 1.0 million shares of common stock, and $82.9 million used for capital expenditures and the purchase of intellectual property.

Technology and Other Acquisitions

We continue to make strategic acquisitions of intellectual property and related technologies. Total investments in intellectual property and related technologies during the year ended December 31, 2011 were $16.8 million, compared to $38.2 million during the year ended December 31, 2010. Amortization expense related to purchased intellectual property for the year ended December 31, 2011 and 2010 were $17.8 million and $16.7 million, respectively.

On January 11, 2012, we completed the acquisition of our Korean distributor. The total purchase consideration of the acquisition was not material, and the acquisition is not expected to have a material impact on our future results of operations.

Results of Operations

The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions):

	Year Ended December 31,
	2011	% of total revenue	2010	% of total revenue	2009	% of total revenue
Revenue:
Product	$1,478.9	84%	$1,189.1	84%	$879.9	84%
Service	278.4	16%	223.9	16%	172.3	16%

Total revenue	1,757.3	100%	1,413.0	100%	1,052.2	100%
Cost of revenue:
Product	382.3	22%	297.3	21%	237.6	23%
Service	101.2	6%	85.7	6%	63.5	6%

Total cost of revenue	483.5	28%	383.0	27%	301.1	29%
Product gross profit	1,096.6	62%	891.8	63%	642.3	61%
Service gross profit	177.2	10%	138.2	10%	108.8	10%

Gross profit	1,273.8	72%	1,030.0	73%	751.1	71%

Operating expenses:
Selling, general and administrative	438.8	25%	358.8	25%	278.6	26%
Research and development	140.2	8%	116.0	8%	95.1	9%

Total operating expenses	579.0	33%	474.8	33%	373.7	35%

Income from operations	694.8	39%	555.2	40%	377.4	36%
Interest and other income, net	14.9	1%	17.1	1%	18.7	2%

Income before income taxes	709.7	40%	572.3	41%	396.1	38%
Income tax expense	214.6	12%	190.5	14%	163.5	16%

Net income	$495.1	28%	$381.8	27%	$232.6	22%

Total Revenue

Total revenue increased by 24% and 34% during the years ended December 31, 2011 and 2010, respectively, compared to the same periods in 2010 and 2009. Total revenue increased to $1,757.3 million during the year ended December 31, 2011 from $1,413.0 million during the year ended December 31, 2010 and from $1,052.2 million during the year ended December 31, 2009. Total revenue growth was driven by the continued adoption of da Vinci Surgery. We believe that robotic surgery will be adopted surgical procedure by surgical procedure, driving higher system and recurring revenue. Our revenue growth during the periods presented reflects further penetration in our target procedures. dVH and dVP are our two largest procedures, representing more than 70% of our total procedures over the past several years.

Revenue within the United States accounted for 78%, 80%, and 79% of total revenue during the years ended December 31, 2011, 2010, and 2009, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to the ability of patients to choose their provider and method of treatment in the U.S.

The following table summarizes our revenue and da Vinci Surgical System unit sales information for the years indicated (in millions, except unit sales and percentages):

	Year Ended December 31,
Revenue	2011	2010	2009
Instruments and accessories	$701.1	$528.8	$389.4
Systems	777.8	660.3	490.5

Total product revenue	1,478.9	1,189.1	879.9
Services	278.4	223.9	172.3

Total revenue	$1,757.3	$1,413.0	$1,052.2

Recurring revenue	979.5	752.7	561.7
% of total revenue	56%	53%	53%
Revenue—Domestic	1,378.7	1,126.0	827.0
Revenue—International	378.6	287.0	225.2

Total revenue	1,757.3	1,413.0	1,052.2

Unit Sales by Region:
Domestic Unit Sales	400	335	252
International Unit Sales	134	106	86

Total Unit Sales	534	441	338

Unit Sales by Model:
da Vinci Si—Single console Unit Sales	400	304	176
da Vinci Si—Dual console Unit Sales	95	68	33

Total da Vinci Si Unit Sales	495	372	209
da Vinci S Unit Sales	39	69	120
da Vinci standard Unit Sales	—	—	9

Total Unit Sales	534	441	338

Unit Sales involving System Trade-ins:
Unit sales trading in da Vinci standard Surgical Systems	65	75	54
Unit sales trading in da Vinci S Surgical Systems	88	9	—

Total unit sales involving trade-ins	153	84	54
Unit Sales not trading in any systems	381	357	284

Total Unit Sales	534	441	338

Product Revenue

Product revenue increased to $1,478.9 million during the year ended December 31, 2011 from $1,189.1 million during the year ended December 31, 2010.

Instruments and accessories revenue increased to $701.1 million for the year ended December 31, 2011, up 33% compared with $528.8 million for the year ended December 31, 2010. The increase in revenue was driven by an approximate 29% increase in procedure volume and, to a lesser extent, higher initial instrument and accessory stocking orders associated with higher 2011 system unit sales and recently released instrument and accessory products, including the 8.5mm endoscope, thoracic grasper, Firefly Fluorescence Imaging products, and da Vinci Single-Site instruments.

Procedure growth occurred in all of our targeted procedures with dVH and dVP being the largest drivers of growth. Utilization per installed system for the year ended December 31, 2011 also increased as compared with the year ended December 31, 2010. Instrument and accessory list pricing remained unchanged from 2010 to 2011.

Systems revenue increased to $777.8 million during the year ended December 31, 2011, up 18% from $660.3 million during the year ended December 31, 2010 primarily due to the sale of 93 more systems in 2011. Prior to the fourth quarter 2010, transactions involving customers transitioning from da Vinci S to a da Vinci Si Surgical System were included in upgrade revenue and excluded from the system count. The current treatment reflects the current nature of the higher-priced transactions where customers are now shipped completely new da Vinci Si Surgical Systems in exchange for their used da Vinci S Surgical Systems, rather than receiving component level field upgrades of their da Vinci S units. There were 29 field upgrades of da Vinci S Surgical Systems to da Vinci Si Surgical Systems during the first nine months of 2010. The 2011 average selling price (ASP) of $1.44 million was approximately equal the 2010 ASP. System upgrade revenue was $8.9 million for the year ended December 31, 2011 compared to $25.1 million for the year ended December 31, 2010. The 2010 upgrade revenue included the 29 field upgrades of da Vinci S Surgical Systems to da Vinci Si Surgical Systems.

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

Systems revenue increased to $660.3 million during the year ended December 31, 2010, up 35% from $490.5 million during the year ended December 31, 2009 primarily due to 103 more systems sold in 2010. The 2010 average selling price (ASP) of $1.44 million was higher than the 2009 ASP of $1.39 million, resulting from a higher percentage of the higher-priced single and dual console da Vinci Si Surgical Systems in the systems product mix. System upgrade revenue was $25.1 million for the year ended December 31, 2010 compared to $19.1 million for the year ended December 31, 2009.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 24% to $278.4 million for the year ended December 31, 2011 from $223.9 million for the year ended December 31, 2010. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue for 2011 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Service revenue increased 30% to $223.9 million for the year ended December 31, 2010 from $172.3 million for the year ended December 31, 2009. Higher service revenue for 2010 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit during the year ended December 31, 2011 increased 23% to $1,096.6 million, or 74.1% of product revenue, compared with $891.8 million, or 75.0% of product revenue, during the year ended December 31, 2010. The higher product gross profit was driven by higher 2011 product revenue, as described above. The lower product gross profit percentage for the year ended December 31, 2011 reflects the inclusion of lower margin da Vinci Skills Simulators in 2011. Product gross profit for the year ended December 31, 2011 and 2010 reflected stock-based compensation expense of $12.3 million and $9.6 million, respectively.

Service gross profit during the year ended December 31, 2011 increased to $177.2 million, or 63.7% of service revenue, compared with $138.2 million, or 61.7% of service revenue during the year ended December 31, 2010. The higher 2011 service gross profit was driven by a larger installed base. The higher 2011 gross service profit percentage was primarily driven by lower service parts consumption and costs associated with field upgrades. Service gross profit during the years ended December 31, 2011 and 2010 reflected stock-based compensation expense of $11.0 million and $8.4 million, respectively.

Product gross profit during the year ended December 31, 2010 was $891.8 million, or 75.0% of product revenue, compared with $642.3 million, or 73.0% of product revenue, during the year ended December 31, 2009. The higher product gross profit was driven by higher 2010 product revenue, as described above. The higher product gross profit percentage was driven by higher 2010 system ASPs, system and instrument material cost reductions, lower 2010 charges for excess and obsolete inventory, and leveraging manufacturing overhead across higher revenue. Product gross profit for the years ended December 31, 2010 and 2009 reflected stock-based compensation expense of $9.6 million and $7.7 million, respectively.

Service gross profit during the year ended December 31, 2010 was $138.2 million, or 61.7% of service revenue, compared with $108.8 million, or 63.1% of service revenue during the year ended December 31, 2009. The higher 2010 service gross profit was driven by a larger installed base. The lower 2010 gross service profit percentage was primarily driven by higher 2010 field upgrade costs. Service gross profit during the years ended December 31, 2010 and 2009 reflected stock-based compensation expense of $8.4 million and $6.6 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the year ended December 31, 2011 increased 22% to $438.8 million compared to $358.8 million for the year ended December 31, 2010. The increases were due to organizational growth to support our expanding business, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2011 and 2010 were $84.3 million and $77.0 million, respectively.

Selling, general and administrative expenses for the year ended December 31, 2010 increased 29% to $358.8 million compared to $278.6 million for the year ended December 31, 2009. The increases were due to organizational growth to support our expanding business, particularly in the expansion of our clinical sales force, where headcount increased to 467 at December 31, 2010 from 309 at December 31, 2009, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2010 and 2009 were $77.0 million and $61.3 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses during the year ended December 31, 2011 increased 21% to $140.2 million compared to $116.0 million during the year ended December 31, 2010. The increases were due to the growth in our research and development organization and higher prototype costs directed at the development of new products including our suction irrigation, vessel sealing and stapling products, as well as our da Vinci Single-Site instruments, and higher stock-based compensation expenses. Amortization expense related to purchased intellectual property during the years ended December 31, 2011 and 2010 were $13.4 million and $14.4 million, respectively. Stock-based compensation expense charged to research and development expense during the years ended December 31, 2011 and 2010 were $28.8 million and $22.6 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including the co-development arrangement with industry partners, will continue to increase in the future.

Research and development expenses during the year ended December 31, 2010 increased 22% to $116.0 million compared to $95.1 million during the year ended December 31, 2009. The increase is due to the growth in our research and development organization and higher product prototype expenses. Amortization expense related to purchased intellectual property during the years ended December 31, 2010 and 2009 were $14.4 million for each year. Stock-based compensation expense charged to research and development expense during the years ended December 31, 2010 and 2009 were $22.6 million and $21.4 million, respectively.

Interest and Other Income, Net

Interest and other income, net, was $14.9 million during the year ended December 31, 2011, compared to $17.1 million for the year ended December 31, 2010. Lower interest and other income, net for the year ended December 31, 2011 was driven by lower interest income resulting from lower rates earned on higher cash and investment balances, lower foreign exchange gains from the deterioration of the U.S. dollar, and other non-operating expenses.

Interest and other income, net, was $17.1 million during the year ended December 31, 2010, compared to $18.7 million for the year ended December 31, 2009. Lower interest and other income, net for the year ended December 31, 2010 was driven by lower interest rates earned on cash and investment balances in 2010, partially offset by fluctuations in foreign exchange gains and losses.

Income Tax Expense

Our income tax expense was $214.6 million, $190.5 million, and $163.5 million during the years ended December 31, 2011, 2010, and 2009, respectively. The effective tax rate for 2011 was approximately 30.2% compared with 33.3% for 2010. Our tax rate for the years 2011 and 2010 differed from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate and research and development (“R&D”) credits, partially offset by state income taxes net of federal benefit and non-deductible stock option expenses. The effective tax rate for 2009 was approximately 41.3%, which differed from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit and non-deductible stock option compensation, partially offset by R&D credits and domestic production deductions generated in 2009. The lower effective tax rate in 2011 and 2010 as compared to 2009 is due primarily to an increase in foreign earnings on which U.S. income taxes have not been provided as such earnings are intended to be indefinitely reinvested outside the U.S., and lower state income taxes.

A California tax law change enacted in February 2009 allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of our anticipated election of the single sales factor, in accordance with ASC 740, “Income Taxes,” we re-measured our deferred tax assets in the first quarter of 2009, taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. In addition, a valuation allowance of $2.8 million was recorded against the California deferred tax assets as of December 31, 2011 because it is more likely than not these deferred tax assets will not be realized as a result of the reduction in California taxes under the single sales factor election.

The federal R&D credit expired as of December 31, 2011, and it is uncertain whether it will be extended. If the credit is extended by the U.S. Congress for the year 2012, the associated tax benefit will be recognized as a discrete item in the quarter in which the extension is granted.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $1,172.0 million at December 31, 2009, to $1,608.9 million at December 31, 2010, to $2,171.8 million at December 31, 2011. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of December 31, 2011, $327.5 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.

Consolidated Cash Flow Data

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net cash provided by (used in)
Operating activities	$677.6	$545.8	$392.2
Investing activities	(479.0)	(494.3)	(299.5)
Financing activities	(12.4)	7.7	(66.2)
Effect of exchange rates on cash and cash equivalents	(0.2)	(0.8)	0.3

Net increase in cash and cash equivalents	$186.0	$58.4	$26.8

Operating Activities

During the year ended December 31, 2011, cash flow from operations of $677.6 million exceeded our net income of $495.1 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $202.4 million during the year ended December 31, 2011.

2)	Cash used in working capital during the year ended December 31, 2011 was approximately $19.9 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Inventory increased by $25.3 million or 29% in 2011 due to our business growth, expanded product offerings, and safety stocks acquired for key components. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $28.1 million or 22% in 2011 primarily due to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $37.8 million or 17% in 2011, primarily due to timing of vendor, tax and employee compensation payments during 2011.

During the year ended December 31, 2010, cash flow from operations of $545.8 million exceeded our net income of $381.8 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $147.0 million during the year ended December 31, 2010.

2)	Cash provided by working capital during the year ended December 31, 2010 was approximately $17.0 million.

Inventory increased by $29.2 million or 51% in 2010. The growth in inventory reflects increased revenue, increases to ensure adequate supply of key components as December 31st, 2010 quantities were below optimal levels and inventory associated with new product introductions. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $26.5 million or 26% in 2010 primarily due to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $60.1 million or 35% in 2010, primarily due to timing of vendor, tax and employee compensation payments during 2010.

During the year ended December 31, 2009, cash flow from operations of $392.2 million exceeded our net income of $232.6 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $121.6 million during the year ended December 31, 2009.

2)	Cash provided by working capital and other assets during the year ended December 31, 2009 was approximately $38.0 million.

Accounts receivable increased $35.3 million or 21% in 2009, primarily reflecting increased revenue. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $21.3 million or 27% in 2009, which is primarily related to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $52.4 million or 41% in 2009, reflecting changes in the volume of our business and timing of vendor payments and an increase in unrecognized tax benefits.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2011, 2010, and 2009 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $396.1 million, $398.3 million and $246.1 million, respectively, and purchases of property and equipment and licensing of intellectual property of $82.9 million, $96.0 million and $53.4 million, respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital-intensive business.

Financing Activities

Net cash used in financing activities in 2011 consisted primarily of $331.8 million used for the repurchase of 1.0 million shares of our common stock through open market transactions, offset by proceeds from stock option exercises and employee stock purchases of $260.6 million, and excess tax benefits from stock-based compensation of $58.8 million. Net cash provided by financing activities in 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $141.1 million and excess tax benefits from stock-based compensation of $65.2 million, offset by $198.6 million for the repurchase of approximately 0.7 million shares of our common stock through open market transactions. Net cash used in financing activities in 2009 consisted primarily of $150.0 million used for the repurchase of 1.4 million shares of our common stock through an accelerated repurchase program, offset by proceeds from stock option exercises and employee stock purchases of $58.7 million, and excess tax benefits from stock-based compensation of $25.1 million.

Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products investments. In 2011, we made substantial investments in our commercial operations, product development activities, facilities and intellectual property. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2011 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$7.3	$2.7	$3.5	$0.9	$0.2
Purchase commitments and obligations	225.5	225.1	0.4	—	—

Total contractual obligations	$232.8	$227.8	$3.9	$0.9	$0.2

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP), which requires us to make judgments, estimates and assumptions. See “Note 2. Summary of Significant Accounting Policies,” in Notes to the Consolidated Financial Statements, which is included in “Item 8. Financial Statements and Supplementary Data,” which describes our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

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

Investments Valuation

Fair Value

Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. In the current market environment, the assessment of the fair value of the investments can be difficult and subjective. U.S. GAAP establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Valuation of Level 1 and 2 instruments generally do not require significant management judgment and the estimation is not difficult. Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

All of the securities classified as Level 3 instruments are municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. These ARS represent less than 1% of our total investment portfolio as of December 31, 2011. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. We have valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of December 31, 2011, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. Changes in associated market value have been recorded through other comprehensive income. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Other-than-temporary impairment

After determining the fair value of our available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or we determine that the decline in value is other-than-temporary. The primary differentiating factors we considered in classifying impairments as either temporary or other-than-temporary impairments are our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.

No impairment charges were recorded during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, our cumulative unrealized gains related to our investments classified as available-for-sale was approximately $1.1 million and $1.3 million, respectively.

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

Similarly, management makes estimates of the uncollectibility of accounts receivable, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

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

We have intangible assets and goodwill on our balance sheet. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2011, 2010 and 2009. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

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

These new accounting principles do not generally change the units of accounting for our revenue transactions and we continue to have system and service as the different elements in our multiple element arrangements. For multiple element arrangements entered into on or after January 1, 2010, we allocate revenue to all deliverables based on their relative selling prices. Because we have neither vendor-specific objective evidence (VSOE) nor third-

party evidence of selling price (TPE) for our systems, the allocation of revenue has been based on estimated selling prices (ESPs). The objective of ESP is to determine the price at which we would transact a sale if the product was sold on a stand-alone basis. We determine ESP for our systems by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions. We review ESP regularly and maintain internal controls over the establishment and updates of these estimates. Since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

Hedge Accounting for Derivatives. We utilize foreign currency forward exchange contracts to hedge certain anticipated foreign currency sales transactions. When specific criteria required by relevant accounting standards have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income (OCI) rather than net income until the underlying hedged transaction affects net income. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When we determine that the transactions are no longer probable within a certain timeframe, we are required to reclassify the cumulative changes in the fair values of the related hedge contracts from other comprehensive income to net income.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is less than a 50% likelihood, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. As of December 31, 2011, we believe it is more likely than not that our deferred tax assets ultimately will be recovered with the exception of our California deferred tax assets. We believe that because of the anticipated benefit from the California single sale factor election, it is more likely than not that our California deferred tax assets will not be realized. Should there be a change in our ability to recover our deferred tax assets, our tax provision would be affected in the period in which such change takes place.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effective settlement of audit issues, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and taxable or tax exempt municipal bonds (some of which may have an auction reset feature). The securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments excluding auction rate securities as of December 31, 2011 was approximately 1.1 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $5.5 million as of December 31, 2011. We do not utilize derivative financial instruments to manage our interest rate risks.

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

At December 31, 2011, we held approximately $16.4 million of municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. These ARS represent less than 1% of our total investment portfolio. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to service their current obligations, raise funds in the future and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

For the year ended December 31, 2011, sales denominated in foreign currencies were approximately 11% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. For the year ended December 31, 2011, our revenue would have decreased by approximately $1.8 million if the U.S. dollar exchange rate would have strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account hedges and offsetting positions at December 31, 2011 would have resulted in a $0.8 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust its exposure to various counterparties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 3, 2012

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$465.8	$279.8
Short-term investments	563.4	630.6
Accounts receivable, net of allowances of $5.6 and $4.8 at December 31, 2011 and 2010, respectively	297.9	246.8
Inventory	112.1	86.8
Prepaids and other current assets	20.9	23.3
Deferred tax assets	6.2	8.5

Total current assets	1,466.3	1,275.8
Property, plant and equipment, net	197.2	159.8
Long-term investments	1,142.6	698.5
Long-term deferred tax asset	69.1	73.3
Intangible and other assets, net	71.0	66.1
Goodwill	116.9	116.9

Total assets	$3,063.1	$2,390.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45.8	$35.6
Accrued compensation and employee benefits	83.1	63.4
Deferred revenue	154.2	126.1
Other accrued liabilities	37.5	48.7

Total current liabilities	320.6	273.8
Other long-term liabilities	96.9	79.2

Total liabilities	417.5	353.0

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.3 and 38.9 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	1,742.8	1,316.9
Retained earnings	901.9	718.9
Accumulated other comprehensive income	0.9	1.6

Total stockholders’ equity	2,645.6	2,037.4

Total liabilities and stockholders’ equity	$3,063.1	$2,390.4

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Product	$1,478.9	$1,189.1	$879.9
Service	278.4	223.9	172.3

Total revenue	1,757.3	1,413.0	1,052.2
Cost of revenue:
Product	382.3	297.3	237.6
Service	101.2	85.7	63.5

Total cost of revenue	483.5	383.0	301.1

Gross profit	1,273.8	1,030.0	751.1

Operating expenses:
Selling, general and administrative	438.8	358.8	278.6
Research and development	140.2	116.0	95.1

Total operating expenses	579.0	474.8	373.7

Income from operations	694.8	555.2	377.4
Interest and other income, net	14.9	17.1	18.7

Income before income taxes	709.7	572.3	396.1
Income tax expense	214.6	190.5	163.5

Net income	$495.1	$381.8	$232.6

Net income per common share:
Basic	$12.63	$9.74	$6.07

Diluted	$12.32	$9.47	$5.93

Shares used in computing basic and diluted net income per share:
Basic	39.2	39.2	38.3

Diluted	40.2	40.3	39.2

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN MILLIONS)

	Common Stock	Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	39.2	—	871.8	397.8	(2.9)	1,266.7
Issuance of common stock upon exercise of options and under stock purchase plan	0.7	—	63.2	—	—	63.2
Income tax benefit from stock option exercises	—	—	23.6	—	—	23.6
Stock-based compensation expense related to employee stock plans	—	—	97.0	—	—	97.0
Repurchase and retirement of common stock	(1.4)	—	(31.3)	(118.7)	—	(150.0)
Components of comprehensive Income, net of tax:
Net income	—	—	—	232.6	—	232.6
Other comprehensive income (loss)	—	—	—	—	4.2	4.2

Total comprehensive income						236.8

Balances at December 31, 2009	38.5	—	1,024.3	511.7	1.3	1,537.3
Issuance of common stock upon exercise of options and under stock purchase plan	1.1	—	141.1	—	—	141.1
Income tax benefit from stock option exercises	—	—	57.9	—	—	57.9
Stock-based compensation expense related to employee stock plans	—	—	117.6	—	—	117.6
Repurchase and retirement of common stock	(0.7)	—	(24.0)	(174.6)	—	(198.6)
Components of comprehensive income, net of tax:
Net income	—	—	—	381.8	—	381.8
Other comprehensive income (loss)	—	—	—	—	0.3	0.3

Total comprehensive income						382.1

Balances at December 31, 2010	38.9	$—	$1,316.9	$718.9	$1.6	$2,037.4
Issuance of common stock upon exercise of options and under stock purchase plan	1.4	—	260.6	—	—	260.6
Income tax benefit from stock option exercises	—	—	48.6	—	—	48.6
Stock-based compensation expense related to employee stock plans	—	—	136.4	—	—	136.4
Repurchase and retirement of common stock	(1.0)	—	(19.7)	(312.1)	—	(331.8)
Components of comprehensive income, net of tax:
Net income	—	—	—	495.1	—	495.1
Other comprehensive income (loss)	—	—	—	—	(0.7)	(0.7)

Total comprehensive income						494.4

Balances at December 31, 2011	39.3	$—	$1,742.8	$901.9	$0.9	$2,645.6

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income .	$495.1	$381.8	$232.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation .	28.7	23.7	19.0
Amortization of intangible assets.	17.8	16.7	15.6
Deferred income taxes .	7.1	(21.5)	(15.6)
Share-based compensation expense of stock options and employee stock purchases	136.4	117.6	97.0
Excess tax benefit from stock-based compensation.	(58.8)	(65.2)	(25.1)
Income tax benefits related to stock option exercises	48.6	57.9	23.6
Other non-cash items	22.6	17.8	7.1
Changes in operating assets and liabilities:
Accounts receivable	(51.1)	(41.5)	(35.3)
Inventory.	(25.3)	(29.2)	5.9
Prepaids and other assets	(9.4)	1.1	(6.3)
Accounts payable.	10.3	8.1	7.0
Accrued compensation and employee benefits	19.6	13.8	12.8
Deferred revenue.	28.1	26.5	21.3
Other accrued liabilities.	7.9	38.2	32.6

Net cash provided by operating activities.	677.6	545.8	392.2

Investing activities:
Purchase of investments.	(1,532.2)	(1,385.4)	(764.5)
Proceeds from sales and maturities of investments.	1,136.1	987.1	518.4
Purchase of property and equipment and acquisition of intellectual property	(82.9)	(96.0)	(53.4)

Net cash used in investing activities.	(479.0)	(494.3)	(299.5)

Financing activities:
Proceeds from issuance of common stock, net.	260.6	141.1	58.7
Excess tax benefit from stock-based compensation	58.8	65.2	25.1
Repurchase and retirement of common stock	(331.8)	(198.6)	(150.0)

Net cash (used in) provided by financing activities.	(12.4)	7.7	(66.2)

Effect of exchange rate changes on cash and cash equivalents.	(0.2)	(0.8)	0.3
Net increase in cash and cash equivalents.	186.0	58.4	26.8
Cash and cash equivalents, beginning of year.	279.8	221.4	194.6

Cash and cash equivalents, end of year.	$465.8	$279.8	$221.4

Supplemental cash flow information:
Income taxes paid	$152.0	$124.4	$129.1

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation and recognition of investments, the valuation of the revenue and allowance for sales returns and doubtful accounts, the estimation of hedging transactions; the valuation of inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.

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

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2011 and 2010, 77% and 76%, respectively, of accounts receivable were from domestic customers. No single customer represented more than 10% of net accounts receivable as of December 31, 2011 and 2010.

During the years ended December 31, 2011, 2010 and 2009, domestic revenue accounted for 78%, 80% and 79%, respectively, of total revenue, while international revenue accounted for 22%, 20% and 21%, respectively, of total revenue, for each of the years. No single customer represented more than 10% of total revenue for the years ended December 31, 2011, 2010 and 2009.

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

Other-than-temporary impairment. All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2011, 2010 and 2009, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities, because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

Fair Value Measurements

The Company measures the fair value of money market funds and certain debt securities based on quoted prices in active markets for identical assets (Level 1 securities). Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of U.S. government agencies and FDIC guaranteed securities and corporate debt securities. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

Where Level 1 and Level 2 inputs are not available, the Company used a discounted cash flow model based on data available, including interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding period (Level 3 securities). The only Level 3 securities consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. The Company recognizes transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Building	up to 30 years
Building improvements	up to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Equipment and furniture	5 years
Computer equipment	3 years
Enterprise-wide software	up to 5 years
Purchased software	Lesser of 3 years or life of license

Depreciation expense for years ended December 31, 2011, 2010 and 2009 was $28.7 million, $23.7 million and $19.0 million, respectively.

Capitalized Software Costs for Internal Use

Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of approximately $5.2 million and $8.5 million during the years ended December 31, 2011 and 2010, respectively. Upon being placed in service, these costs are depreciated over an estimated useful life of up to 5 years.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets, is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

The Company’s intangible assets are comprised of purchased intellectual property. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method, over their respective useful lives, which range from approximately 1 to 9 years.

Impairment of Long-lived assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2011, there has been no impairment of goodwill.

The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible and tangible assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No material impairment losses were incurred in the periods presented.

Revenue Recognition

The Company’s revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the price is fixed or determinable; and collectibility is reasonably assured. The Company’s revenue recognition policy generally results in revenue recognition at the following points:

•

System sales. For system sales directly to end customers, revenue is recognized when acceptance occurs, which is deemed to have occurred upon the receipt by the Company of a form executed by the customer acknowledging delivery and/or installation. For system sales through distributors, revenue is recognized upon transfer of title and risk of loss, which is generally at the time of shipment. Distributors do not have price protection rights. The Company’s system contracts do not allow rights of return. The Company’s system revenue contains a software component. Since the da Vinci Surgical System’s software and non-software elements function together to deliver the System’s essential functionality, they are considered to be one deliverable that is excluded from the software revenue recognition guidance.

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

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. The new accounting principles permit prospective or retrospective adoption, and the Company elected prospective adoption at the beginning of the first quarter of 2010.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions under U.S. GAAP. The Company’s stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. U.S. GAAP requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

See Note 8 for a detailed discussion of our stock-based employee compensation plans and stock-compensation expense.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and dilutive potential shares outstanding during the period. Dilutive potential shares primarily consist of employee stock options.

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2011 and 2010, over 98% of all long-lived assets were maintained in the United States. For the years ended December 31, 2011, 2010 and 2009, 78%, 80% and 79%, respectively, of net revenue were generated in the United States.

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

NOTE 3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Investments

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2011 and 2010 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2011
Cash	$51.6	$—	$—	$51.6	$51.6	$—	$—
Level 1:
Money market funds	403.2	—	—	403.2	403.2	—	—
US Treasuries & corporate equity securities	183.9	0.5	—	184.4	—	130.5	53.9

Subtotal	587.1	0.5	—	587.6	403.2	130.5	53.9

Level 2:
Commercial paper	63.5	—	—	63.5	11.0	52.5	—
Corporate securities	586.6	3.0	(1.4)	588.2	—	162.4	425.8
US government agencies	521.1	1.4	(0.1)	522.4	—	126.6	395.8
Non-US government securities	68.7	0.4	(0.1)	69.0	—	1.3	67.7
Municipal securities	272.1	1.1	(0.1)	273.1	—	90.1	183.0

Subtotal	1,512.0	5.9	(1.7)	1,516.2	11.0	432.9	1,072.3

Level 3:
Municipal securities	20.0	—	(3.6)	16.4	—	—	16.4

Subtotal	20.0	—	(3.6)	16.4	—	—	16.4

Total	$2,170.7	$6.4	$(5.3)	$2,171.8	$465.8	$563.4	$1,142.6

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2010
Cash	$20.1	$—	$—	$20.1	$20.1	$—	$—
Level 1:
Money market funds	211.2	—	—	211.2	211.2	—	—
US Treasuries	116.2	0.1	—	116.3	—	76.3	40.0

Subtotal	327.4	0.1	—	327.5	211.2	76.3	40.0

Level 2:
Commercial paper	122.5	—	—	122.5	43.5	79.0	—
Corporate securities	474.6	3.1	(0.9)	476.8	—	175.4	301.4
US government agencies	389.0	0.6	(0.4)	389.2	5.0	187.7	196.5
Non-US government securities	21.1	0.1	(0.1)	21.1	—	—	21.1
Municipal securities	232.7	0.7	(0.3)	233.1	—	112.2	120.9

Subtotal	1,239.9	4.5	(1.7)	1,242.7	48.5	554.3	639.9

Level 3:
Municipal securities	22.6	—	(4.0)	18.6	—	—	18.6

Subtotal	22.6	—	(4.0)	18.6	—	—	18.6

Total	$1,610.0	$4.6	$(5.7)	$1,608.9	$279.8	$630.6	$698.5

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments excluding corporate equity securities at December 31, 2011 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$976.2	$976.7
Mature in one to five years	1,122.3	1,126.1
Mature in more than five years	20.0	16.4

Total	$2,118.5	$2,119.2

Net realized gains recognized on the sale of investments during the year ended December 31, 2011 was approximately $2.5 million. During the years ended December 31, 2010 and 2009, net realized gains or losses recognized on the sale of investments were not significant. As of December 31, 2011 and 2010, unrealized gains on investments, net of tax, of $1.1 million and $1.3 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

The following tables present the breakdown of the available-for-sale investments with unrealized losses at December 31, 2011 and 2010 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	168.8	(0.1)	—	—	168.8	(0.1)
Municipal securities	48.0	(0.1)	—	—	48.0	(0.1)
Auction rate securities	—	—	16.4	(3.6)	16.4	(3.6)
Non-U.S. government securities	34.5	(0.1)	—	—	34.5	(0.1)
Corporate securities	212.1	(1.4)	—	—	212.1	(1.4)

	$463.4	$(1.7)	$16.4	$(3.6)	$479.8	$(5.3)

December 31, 2010
Municipal securities	$57.5	$(0.3)	$—	$—	$57.5	$(0.3)
Auction rate securities	—	—	18.6	(4.0)	18.6	(4.0)
Corporate securities	135.7	(0.9)	—	—	135.7	(0.9)
U.S. government agencies	180.9	(0.5)	—	—	180.9	(0.5)

	$374.1	$(1.7)	$18.6	$(4.0)	$392.7	$(5.7)

The unrealized losses on the available-for-sale investments are related to ARS. The Company determined these unrealized losses to be temporary and recorded no other-than-temporary impairments. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis; the financial condition and near-term prospects of the investee; extent of the loss related to credit of the issuer; the expected cash flows from the security; the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

The following table provides reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in millions):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
ARS
Balance at January 1, 2011	$18.6
Sales	(2.6)
Total gains or (losses):
Included in other comprehensive income (loss)	0.4
Included in earnings	—

Balance at December 31, 2011	$16.4

There have been no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2011, and there were no changes in the Company’s valuation technique. Level 3 assets consist of municipal bonds with an auction reset feature (ARS) whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of December 31, 2011, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivative

The Company has $3.5 million of derivative assets recorded as prepaid and other assets in the Consolidated Balance Sheets at December 31, 2011, compared to $2.1 million of derivative liabilities recorded as other accrued liabilities at December 31, 2010. The derivative assets and liabilities are measured using Level 2 fair value inputs.

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the Euro and GBP.

As of December 31, 2011, the Company had no outstanding currency forward contracts that were entered into to hedge Euro denominated sales, compared to €21.0 million at December 31, 2010. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the years ended December 31, 2011, 2010, and 2009 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the years ended December 31, 2011, 2010, and 2009.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, GBP, and the Swiss Franc.

As of December 31, 2011, the Company had the notional amount of €35.0 million, £1.8 million and CHF1.7 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and liabilities, compared to €26.0 million and £2.2 million at December 31, 2010. For the years ended December 31, 2011 and 2010, the Company had recognized gains (losses) of approximately $(1.2) million and $3.1 million, respectively in interest and other income, net related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $0.3 million and $(2.6) million of net foreign exchange gains (losses) for the year ended December 31, 2011 and 2010, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets. Impacts of derivative instruments not designated as hedges were not significant for the year ended December 31, 2009.

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in millions):

	December 31,
	2011	2010
Inventory:
Raw materials	$34.8	$25.6
Work-in-process	2.5	2.5
Finished goods	74.8	58.7

Total	$112.1	$86.8

Property, plant and equipment, net:
Land	$72.1	$41.8
Building and building/leasehold improvements	88.1	62.4
Machinery and equipment	68.0	57.4
Computer and office equipment	15.7	12.3
Capitalized software	50.5	38.9
Construction-in-process	11.4	34.0

	305.8	246.8
Less accumulated depreciation	(108.6)	(87.0)

Total property, plant and equipment, net	$197.2	$159.8

Other accrued liabilities—short term:
Taxes payable	$8.5	$19.7
Other	29.0	29.0

Total other accrued liabilities—short-term	$37.5	$48.7

Other long-term liabilities:
Income taxes—long term	$95.9	$78.4
Other long-term liabilities	1.0	0.8

Total other liabilities	$96.9	$79.2

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s gross carrying amount of goodwill was $116.9 million as of December 31, 2011 and 2010, respectively.

Intangibles

The gross carrying amount of total intangible assets, primarily representing purchased intellectual property, was $136.1 million and $119.3 million as of December 31, 2011 and 2010, respectively.

Additions made to intellectual property during the years ended December 31, 2011 and 2010 were $16.8 million and $27.6 million, respectively. The weighted average useful life was six years for each of the years ended December 31, 2011 and 2010. Amortization expense related to intangible assets was $17.8 million, $16.7 million and $15.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Accumulated amortization of intangible assets was $71.0 million and $53.2 million as of December 31, 2011 and 2010, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2011 is as follows (in millions):

Fiscal Year	Amount
2012	$19.0
2013	14.5
2014	10.9
2015	10.7
2016	7.7
2017 and thereafter	2.3

Total	$65.1

NOTE 6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space in China, Japan, Mexico, Switzerland and United States. The Company leases automobiles for certain sales and field service employees. These leases have varying terms, predominantly no longer than three years.

Future minimum lease commitments under the Company’s operating leases as of December 31, 2011 are as follows (in millions):

2012	$2.7
2013	2.1
2014	1.4
2015	0.5
2016 and beyond	0.6

$7.3

Other commitments include an estimated amount of approximately $225.5 million of all open cancellable purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services.

CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 the Company filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. The Company filed a motion to dismiss the amended complaint. A hearing on that motion has not yet occurred.

On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company’s current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed an essentially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company’s current and former officers and directors. On October 5, 2010 the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, formal discovery has been stayed in the case.

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

In July 2010, the Board authorized the repurchases of an additional $150 million of the Company’s common stock under the share repurchase program. In February 2011, the Board increased its authorization for stock repurchases to $400 million. In October 2011, the Board increased its authorization for stock repurchases by $500 million. As of December 31, 2011, the remaining authorized amount of share repurchases that may be made under the Board-authorized share repurchase program was approximately $568.2 million.

The following table provides the stock repurchase activities during the years ended December 31, 2011, 2010 and 2009 (in millions, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Shares repurchased	1.0	0.7	1.4
Average price per share	$344.72	$267.81	$106.68
Value of shares repurchased	$331.8	$198.6	$150.0

The Company uses the par value method of accounting for its stock repurchases. As a result of the share repurchases during the year ended December 31, 2011, 2010 and 2009, the Company reduced common stock and additional paid-in capital by an aggregate of $19.7 million, $24.0 million and $31.3 million, respectively, and charged $312.1 million, $174.6 million and $118.7 million, respectively, to retained earnings.

COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

	December 31,
	2011	2010
Foreign currency translation gains (losses)	$(0.2)	$0.1
Accumulated net unrealized gains on derivatives, net of tax	—	0.2
Accumulated net unrealized gains on available-for-sale securities, net of tax	1.1	1.3

Total accumulated other comprehensive income	$0.9	$1.6

The components of comprehensive income and related tax effects are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Net income	$495.1	$381.8	$232.6
Foreign currency translation gains (losses)	(0.3)	(0.3)	0.2
Unrealized gains (losses) on derivative instruments, net of tax:
Unrealized gains (losses) on derivative instruments	0.5	0.2	(1.1)
Reclassification adjustment for (gains) losses on derivative instruments recognized during the period	(0.7)	—	1.1
Unrealized gains (losses) on available-for-sale securities, net of tax:
Unrealized gains (losses) arising during period	(0.2)	0.4	4.0

Total other comprehensive income	$494.4	$382.1	$236.8

NOTE 8. STOCK-BASED COMPENSATION

STOCK OPTION PLANS

2010 Incentive Award Plan

In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company issues nonqualified stock options (“NSOs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. Options generally vest 12.5% upon completion of 6 months service and 1/48th per month thereafter; however, options may have different vesting terms as determined by the Board of Directors. The 2010 Plan expires in 2020. As of December 31, 2011, approximately 1.4 million shares were reserved for future issuance under the 2010 Plan.

2009 Employment Commencement Incentive Plan

In October 2009, the Board of Directors adopted the 2009 Employment Commencement Incentive Plan (“New Hire Plan”). The New Hire Plan provides for the shares to be used exclusively for the grant of NSOs to new employees, who were not previously an employee or non-employee director of the Company. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed ten years. As of December 31, 2011, approximately 47,000 shares were reserved for future issuance under the New Hire Plan.

2000 Equity Incentive Plan

In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (“2000 Plan”), which took effect upon the closing of the Company’s initial public offering. Under this plan, certain employees, consultants and non-employee directors may be granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options

(“NSOs”) to purchase shares of the Company’s common stock. The 2000 Plan permitted ISOs to be granted at an exercise price not less than the fair value on the date of the grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 2000 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. Options generally vest 12.5% upon completion of 6 months service and 1/48th per month thereafter; however, options may have been granted with different vesting terms as determined by the Board of Directors. The 2000 Plan expired in March 2010. However, options granted prior to the plan’s expiration continue to vest or remain outstanding until their original expiration date.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 150,000. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Initial grants are vested over a three-year period with 33.3% of the shares vesting after 1 year from the date of grant and 1/36th of the shares vesting monthly thereafter. Annual grants are vested one year from the date of the grant. The Directors’ Plan expires in March 2013. As of December 31, 2011, approximately 99,000 shares were reserved for future issuance under the Directors’ Plan.

2000 Employee Stock Purchase Plan

In March 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (ESPP). Employees are generally eligible to participate in the ESPP if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is twenty-four months long and is divided into four shorter purchase periods approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A two-year look-back feature in the ESPP causes the offering period to reset if the fair value of the Company’s common stock on the first or last day of the purchase period is less than that on the original offering date. ESPP purchases by employees are settled with newly-issued common stock from the ESPP’s previously authorized and available pool of shares.

The Company issued 0.1 million, 0.1 million and 0.1 million shares under the ESPP, representing approximately $18.5 million, $14.3 million and $8.0 million in employee contributions for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there were approximately 0.6 million shares reserved for grant under the ESPP.

STOCK OPTION PLAN INFORMATION

Option activity during fiscal 2011 under all the stock plans were as follows (in millions, except per share amounts):

		STOCK OPTIONS OUTSTANDING
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2010 (with 2.5 options exerciseable at a weighted-average exercise price of $173.49 per share and with 4.7 options vested and expected to vest at a weighted-average exercise price of $207.79 per share)	1.4	4.8	$209.03
Options authorized	1.4
Options granted	(1.3)	1.3	345.96
Options exercised		(1.3)	182.28
Options canceled/expired	0.1	(0.1)	282.54

Balance at December 31, 2011 (with 2.4 options exerciseable at a weighted-average exercise price of $212.43 per share and with 4.5 options vested and expected to vest at a weighted-average exercise price of $252.57 per share)	1.6	4.7	$254.19

The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $262.8 million, $192.9 million, and $94.9 million during the years ended December 31, 2011, 2010, and 2009, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2011, 2010 and 2009 was $260.6 million, $141.1 million and $58.7 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$0.00–107.27	1.1	5.82	$94.30		0.8		$88.94
$107.65–$303.27	1.3	6.27	236.08		1.0		232.44
$308.96–334.30	1.0	8.11	331.22		0.4		330.44
$341.19–439.88	1.3	9.11	349.46		0.2		345.04

TOTAL	4.7	7.34	$254.19	$973.0	2.4	6.30	$212.43	$602.1

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $463.01 as of December 31, 2011, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

As of December 31, 2011, the shares vested and expected to vest had a weighted average remaining contractual life of 7.31 years and aggregate intrinsic value of $957.5 million.

STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation charges:

	Year Ended December 31,
	2011	2010	2009
Cost of sales—products	$12.3	$9.6	$7.7
Cost of sales—services	11.0	8.4	6.6

Total cost of sales	23.3	18.0	14.3
Selling, general and administrative	84.3	77.0	61.3
Research and development	28.8	22.6	21.4

Stock-based compensation expense before income taxes	136.4	117.6	97.0
Income tax effect	42.9	39.2	26.5

Stock-based compensation expense after income taxes	$93.5	$78.4	$70.5

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s employee purchase plan as well as the weighted average assumptions used in calculating these values during the years ended December 31, 2011, 2010 and 2009, were based on estimates at the date of grant as follows:

	Year Ended December 31,
STOCK OPTION PLANS	2011	2010	2009
Average risk free interest rate	2.16%	2.24%	1.76%
Average expected term (years)	4.75	4.80	5.28
Average volatility	35%	36%	55%
Weighted average fair value at grant date	$116.03	$111.84	$59.53
Total stock-based compensation expense (in millions)	$128.3	$109.1	$90.3

EMPLOYEE STOCK PURCHASE PLAN
Average risk free interest rate	0.32%	0.43%	0.63%
Average expected term (years)	1.30	1.30	1.30
Average volatility	33%	39%	56%
Weighted average fair value at grant date	$99.94	$106.72	$51.23
Total stock-based compensation expense (in millions)	$8.1	$8.5	$6.7

As stock-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Stock compensation accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

As of December 31, 2011, there was $229.0 million and $9.4 million, of total unrecognized compensation expense related to non-vested stock options and employee stock purchases, respectively. The unrecognized compensation expenses are expected to be recognized over a weighted average period of 2.5 years for non-vested stock options and 1.2 years for employee stock purchases.

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $58.8 million, $65.2 million, and $25.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, have been classified as a financing cash inflow. The total income tax benefit recognized in the income statement for stock-based compensation costs was $42.9 million, $39.2 million and $26.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 9. INCOME TAXES

Income before provision for income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
U.S	$540.3	$438.7	$334.5
Foreign	169.4	133.6	61.6

Total income before provision for income taxes	$709.7	$572.3	$396.1

The provision for income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$195.7	$189.9	$159.0
State	8.1	20.0	19.1
Foreign	3.7	2.1	1.0

	$207.5	$212.0	$179.1

Deferred
Federal	$6.8	$(22.2)	$(16.0)
State	0.4	0.5	0.3
Foreign	(0.1)	0.2	0.1

	$7.1	$(21.5)	$(15.6)

Total income tax expense	$214.6	$190.5	$163.5

Income tax expense differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2011, 2010 and 2009 as a result of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Federal tax at statutory rate	$248.3	$200.3	$138.6
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	8.5	20.5	19.4
Foreign rate differential	(47.7)	(31.3)	—
Research and development credit	(6.6)	(4.6)	(2.6)
Stock compensation not benefitted	5.1	4.8	3.9
Other	7.0	0.8	4.2

	$214.6	$190.5	$163.5

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in millions):

	December 31,
	2011	2010
Deferred tax assets:
Stock-based compensation expense	$69.2	$65.0
Expenses deducted in later years for tax purposes	19.6	21.1
Research and other credits	2.1	—
Other	0.5	0.2

Gross deferred tax assets	$91.4	$86.3
Valuation allowance	(2.8)	—

Deferred tax assets	88.6	86.3

Deferred tax liabilities:
Fixed assets	$(11.8)	$—
Other	(1.5)	(4.5)

Deferred tax liabilities	$(13.3)	$(4.5)

Net deferred tax assets	$75.3	$81.8

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2011 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2011, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $220.5 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The Company has a tax holiday in effect for its business operations in Switzerland which will last until the end of year 2017. This tax holiday provides for a lower rate of taxation in Switzerland based on various thresholds of investment and employment in such jurisdiction. The Company has been in compliance with the terms of the holiday.

The valuation allowance of $2.8 million for the year ended December 31, 2011 was primarily related to California deferred tax assets. The Company anticipates significant reduction in its California taxes under the single sales factor election for year 2011 and subsequent years if California law remains consistent. As a result, the Company recorded a valuation allowance against its California deferred tax assets as it is more likely than not these deferred tax assets will not be realized.

The Company recorded a net increase of its gross unrecognized tax benefits of approximately $19.2 million during the year ended December 31, 2011. The Company had gross unrecognized tax benefits of approximately $98.1 million, $78.9 million and $70.0 million as of December 31, 2011, 2010 and 2009, respectively, of which $93.8 million, 74.7 million and $65.7 million, if recognized would result in a reduction of the Company’s effective tax rate during the years ended December 31, 2011, 2010 and 2009, respectively. The Company included interest expense and penalties accrued on unrecognized tax benefits as a component of its income tax expense. As of December 31, 2011, 2010 and 2009, gross interest related to unrecognized tax benefits accrued was approximately $7.9 million, $5.5 million and $3.3 million, respectively, and an increase of $2.4 million was included in our income tax expense for the year ended December 31, 2011. The Company classified its net unrecognized tax benefits and related interest in “Other accrued liabilities” on the Consolidated Balance Sheet.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$78.9	$70.0	$42.0
Additions for tax positions related to current year	18.1	9.1	24.9
Increase (decrease) for tax positions related to prior year	1.1	(0.2)	3.1

Ending balance	$98.1	$78.9	$70.0

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

NOTE 10. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$495.1	$381.8	$232.6
Basic:
Weighted-average shares outstanding	39.2	39.2	38.3

Basic net income per share	$12.63	$9.74	$6.07

Diluted:
Weighted-average shares outstanding used in basic calculation	39.2	39.2	38.3
Add dilutive potential shares	1.0	1.1	0.9

Weighted-average shares used in computing diluted net income per share	40.2	40.3	39.2

Diluted net income per share	$12.32	$9.47	$5.93

Employee stock options to purchase approximately 2.1 million, 1.3 million and 1.5 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For employees in the U.S., the Company maintains the Intuitive Surgical, Inc. 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. The Plan allows employees to contribute up to 75% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Employer matching contributions are made solely at the Company’s discretion. No employer matching contributions were made to the Plan during the years ended December 31, 2011, 2010 and 2009.

NOTE 12. SUBSEQUENT EVENT

On January 11, 2012, we completed the acquisition of our Korean distributor. The total purchase consideration of the acquisition was not material, and the acquisition is not expected to have a material impact on our future results of operations.

SELECTED QUARTERLY DATA

(UNAUDITED, IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	2011
	Q1	Q2	Q3	Q4
Revenue	$388.1	$425.7	$446.7	$496.8
Gross profit	$278.8	$306.6	$325.5	$362.9
Net income	$104.1	$117.4	$122.4	$151.2
Net income per common share
Basic	$2.66	$2.99	$3.13	$3.86
Diluted	$2.59	$2.91	$3.05	$3.75

	2010
	Q1	Q2	Q3	Q4
Revenue	$328.6	$350.7	$344.4	$389.3
Gross profit	$240.5	$256.8	$250.6	$282.1
Net income	$85.3	$88.7	$86.6	$121.2
Net income per common share
Basic	$2.20	$2.26	$2.20	$3.10
Diluted	$2.12	$2.19	$2.14	$3.02

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and sales returns
Year ended December 31, 2011	$4.8	12.3	(11.5)	$5.6
Year ended December 31, 2010	$4.3	11.3	(10.8)	$4.8
Year ended December 31, 2009	$4.1	10.2	(10.0)	$4.3

(1)	Primarily represents amounts returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuitive Surgical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intuitive Surgical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and the financial statement schedule listed in the index at Item 15(a) and our report dated February 3, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 3, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2011.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and corporate governance is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information regarding our Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

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

3)	Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)	Form of Indemnity Agreement.

10.2(3)	2000 Equity Incentive Plan.

10.3(3)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(3)	2000 Employee Stock Purchase Plan.

10.5(4)	2009 Employment Commencement Incentive Plan adopted October 22, 2009.

10.6(5)	2010 Incentive Award Plan.

10.7(6)	Severance Plan.

10.8(7)	Third Amendment effective as of July 1, 2010, to Employment Agreement between the Company and Lonnie M. Smith, dated February 28, 1997.

10.9(8)	Form of Intuitive Surgical, Inc. 2010 Equity Incentive Plan Stock Option Agreement (Incentive and Nonstatutory Stock Options).

21.1(9)	Intuitive Surgical, Inc. subsidiaries.

23.1(9)	Consent of Independent Registered Public Accounting Firm.

31.1(9)	Certification of Principal Executive Officer.

31.2(9)	Certification of Principal Financial Officer.

32.1(9)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(9)	The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference to exhibits filed with the Company’s 2008 Annual Report on Form 10-K filed February 6, 2009 (File No. 000-30713).

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed July 26, 2010 (File No. 000-30713).

(3)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-33016).

(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Form S-8 filed April 29, 2011 (File No. 333-173803).

(5)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed April 26, 2011 (File No. 000-30713).

(6)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed December 2, 2008 (File No. 000-30713).

(7)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 26, 2010 (File No. 000-30713).

(8)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed July 23, 2009 (File No. 000-30713).

(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC. (Registrant)

By:	/S/ GARY S. GUTHART
Gary S. Guthart, Ph.D. President and Chief Executive Officer

February 3, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART Gary S. Guthart, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2012

/S/ MARSHALL L. MOHR Marshall L. Mohr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2012

/S/ LONNIE M. SMITH Lonnie M. Smith	Chairman of the Board of Directors	February 3, 2012

/S/ CRAIG H. BARRATT Craig H. Barratt, Ph.D.	Director	February 3, 2012

/S/ AMAL M. JOHNSON Amal M. Johnson	Director	February 3, 2012

/S/ ERIC H. HALVORSON Eric H. Halvorson	Director	February 3, 2012

/S/ ALAN J. LEVY. Alan J. Levy, Ph.D.	Director	February 3, 2012

/S/ FLOYD D. LOOP Floyd D. Loop, M.D.	Director	February 3, 2012

/S/ MARK J. RUBASH Mark J. Rubash	Director	February 3, 2012

/S/ GEORGE STALK JR. George Stalk Jr.	Director	February 3, 2012