Form 10-Q
period 2012-03-31
INTUITIVE SURGICAL INC
filed 2012-04-19
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Registrant had 39,702,301 shares of Common Stock, $0.001 par value per share, outstanding as of April 13, 2012.

INTUITIVE SURGICAL, INC.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUES)

(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$325.9	$465.8
Short-term investments	645.4	563.4
Accounts receivable, net	299.7	297.9
Inventory	118.8	112.1
Prepaid and other current assets	39.9	20.9
Deferred tax assets	6.4	6.2

Total current assets	1,436.1	1,466.3
Property, plant and equipment, net	210.1	197.2
Long-term investments	1,399.7	1,142.6
Long-term deferred tax assets	67.5	69.1
Intangible and other assets, net	81.4	71.0
Goodwill	138.1	116.9

Total assets	$3,332.9	$3,063.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.8	$45.8
Accrued compensation and employee benefits	57.7	83.1
Deferred revenue	160.5	154.2
Other accrued liabilities	45.6	37.5

Total current liabilities	313.6	320.6
Other long-term liabilities	92.0	96.9

Total liabilities	405.6	417.5

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.7 and 39.3 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	1,880.4	1,742.8
Retained earnings	1,045.4	901.9
Accumulated other comprehensive income	1.5	0.9

Total stockholders’ equity	2,927.3	2,645.6

Total liabilities and stockholders’ equity	$3,332.9	$3,063.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenue:
Product	$414.4	$324.5
Service	80.8	63.6

Total revenue	495.2	388.1
Cost of revenue:
Product	111.7	84.8
Service	27.6	24.5

Total cost of revenue	139.3	109.3

Gross profit	355.9	278.8

Operating expenses:
Selling, general, and administrative	124.2	99.1
Research and development	38.4	31.4

Total operating expenses	162.6	130.5

Income from operations	193.3	148.3
Interest and other income (expense), net	3.8	5.3

Income before taxes	197.1	153.6
Income tax expense	53.6	49.5

Net income	$143.5	$104.1

Net income per common share:
Basic	$3.63	$2.66

Diluted	$3.50	$2.59

Shares used in computing net income per common share:
Basic	39.5	39.1

Diluted	41.0	40.2

Total comprehensive income	$144.1	$101.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$143.5	$104.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7.5	6.9
Amortization of intangible assets	5.8	4.4
Accretion of discounts and amortization of premiums on investments, net	7.0	5.1
Deferred income taxes	(1.4)	8.2
Income tax benefits from employee stock option plans	20.2	11.6
Excess tax benefit from stock-based compensation	(20.2)	(13.7)
Share-based compensation expense	34.4	32.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1.6	(13.1)
Inventory	(4.5)	(6.5)
Prepaids and other assets	(3.4)	(18.3)
Accounts payable	0.5	7.5
Accrued compensation and employee benefits	(25.2)	(20.2)
Deferred revenue	5.4	4.7
Accrued liabilities	(4.7)	(7.4)

Net cash provided by operating activities	166.5	105.4

Investing Activities:
Purchase of investments	(646.3)	(244.7)
Proceeds from sales of investments	133.2	79.3
Proceeds from maturities of investments	153.2	182.3
Purchase of property and equipment, intellectual property and business	(49.8)	(14.7)

Net cash provided by (used in) investing activities	(409.7)	2.2

Financing Activities:
Proceeds from issuance of common stock, net	82.9	59.5
Excess tax benefit from stock-based compensation	20.2	13.7
Repurchase and retirement of common stock	—	(11.6)

Net cash provided by financing activities	103.1	61.6

Effect of exchange rate changes on cash and cash equivalents	0.2	0.8

Net increase (decrease) in cash and cash equivalents	(139.9)	170.0
Cash and cash equivalents, beginning of period	465.8	279.8

Cash and cash equivalents, end of period	$325.9	$449.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc., and its wholly-owned subsidiaries.

NOTE 1. DESCRIPTION OF BUSINESS

Intuitive designs, manufactures and markets da Vinci Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that the Company believes represent a new generation of surgery. The Company believes that this new generation of surgery, which the Company calls da Vinci Surgery, combines the benefits of minimally invasive surgery (MIS) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D, High-Definition (HD) vision while simultaneously allowing them to work through the small ports of MIS.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2011 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on February 6, 2012. The results of operations for the first three months of fiscal 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Revenue Recognition

The Company’s revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the price is fixed or determinable; and collectability is reasonably assured. The Company’s revenue recognition policy generally results in revenue recognition at the following points:

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

The Company offers its customers the opportunity to trade in their older systems for credit towards the purchase of a newer generation system. The Company generally does not provide specified trade-in rights or upgrade rights at the time of system purchase. Such trade-in or upgrade transactions are separately negotiated based on the circumstances at the time of the trade-in or upgrade and are generally not based on any pre-existing rights granted by the Company. Accordingly, such trade-ins and upgrades are not considered as separate deliverables in the arrangement for a system sale.

As part of a trade-in transaction, the customer receives a new generation system in exchange for its older used system. The trade-in credit is negotiated at the time of the trade-in and is applied towards the purchase price of the new generation unit. Traded-in systems can be reconditioned and resold. The Company accounts for trade-ins consistent with the guidance in AICPA Technical Practice Aid 5100.01, Equipment Sales Net of Trade-Ins (TPA 5100.01). The Company applies the accounting guidance by crediting system revenue for the negotiated price of the new generation system, and the difference between (a) the trade-in allowance and (b) the amount determined by pricing the trade-in system at net realizable value minus a normal profit margin, is treated as a sales allowance. The value of the traded-in system is determined as the amount to which when reconditioning costs are added, will allow a normal profit margin on the sale of the reconditioned unit. When there is no market for the traded-in units, no value is assigned. Traded-in units are reported as a component of inventory until reconditioned and resold, or otherwise disposed.

In addition, customers may also have the opportunity to upgrade their systems, for example, by adding a fourth arm to a three-arm system, adding a second surgeon console for use with the da Vinci Si Surgical System or adding new vision systems to the Standard da Vinci and da Vinci S Surgical Systems. Such upgrades are performed by completing component level upgrades at the customer’s site. Upgrade revenue is recognized when the component level upgrades are complete and the four revenue recognition criteria are met.

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

New Accounting Standards Recently Adopted

Effective January 1, 2012, the Company adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. The Company adopted this guidance during the first quarter of 2012 and elected to disclose OCI in a single continuous statement during interim reporting periods.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The Company adopted this guidance during the first quarter of 2012, and the adoption did not have a material impact on its consolidated financial statements.

NOTE 3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Investments

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2012 and December 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2012
Cash	$47.6	$—	$—	$47.6	$47.6	$—	$—
Level 1:
Money market funds	242.1	—	—	242.1	242.1	—	—
U.S. Treasuries & corporate equity securities	209.6	0.5	(0.1)	210.0	—	135.2	74.8

Subtotal	451.7	0.5	(0.1)	452.1	242.1	135.2	74.8

Level 2:
Commercial paper	121.7	—	—	121.7	36.2	85.5	—
Corporate securities	704.1	4.0	(0.4)	707.7	—	200.9	506.8
U.S. government agencies	623.1	1.7	(0.6)	624.2	—	160.9	463.3
Non-U.S. government securities	83.2	0.3	(0.1)	83.4	—	1.3	82.1
Municipal securities	316.7	1.2	(0.2)	317.7	—	61.6	256.1

Subtotal	1,848.8	7.2	(1.3)	1,854.7	36.2	510.2	1,308.3

Level 3:
Municipal securities	20.0	—	(3.4)	16.6	—	—	16.6

Subtotal	20.0	—	(3.4)	16.6	—	—	16.6

Total	$2,368.1	$7.7	$(4.8)	$2,371.0	$325.9	$645.4	$1,399.7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2011
Cash	$51.6	$—	$—	$51.6	$51.6	$—	$—
Level 1:
Money market funds	403.2	—	—	403.2	403.2	—	—
U.S. Treasuries & corporate equity securities	183.9	0.5	—	184.4	—	130.5	53.9

Subtotal	587.1	0.5	—	587.6	403.2	130.5	53.9

Level 2:
Commercial paper	63.5	—	—	63.5	11.0	52.5	—
Corporate securities	586.6	3.0	(1.4)	588.2	—	162.4	425.8
U.S. government agencies	521.1	1.4	(0.1)	522.4	—	126.6	395.8
Non-U.S. government securities	68.7	0.4	(0.1)	69.0	—	1.3	67.7
Municipal securities	272.1	1.1	(0.1)	273.1	—	90.1	183.0

Subtotal	1,512.0	5.9	(1.7)	1,516.2	11.0	432.9	1,072.3

Level 3:
Municipal securities	20.0	—	(3.6)	16.4	—	—	16.4

Subtotal	20.0	—	(3.6)	16.4	—	—	16.4

Total	$2,170.7	$6.4	$(5.3)	$2,171.8	$465.8	$563.4	$1,142.6

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments excluding corporate equity securities at March 31, 2012 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$921.9	$922.8
Mature in one to five years	1,378.0	1,383.1
Mature in more than five years	20.0	16.6

Total	$2,319.9	$2,322.5

During the three months ended March 31, 2012, realized gains or losses recognized on the sale of investments were not significant. Net realized gains recognized on the sale of investments during the three months ended March 31, 2011 was approximately $1.7 million. As of March 31, 2012 and December 31, 2011, net unrealized gains (losses), net of tax of $2.2 million and $1.1 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At March 31, 2012, the Company evaluated its gross unrealized losses, the majority of which are from auction-rate securities (ARS). The Company determined these unrealized losses to be temporary and recorded no other-than-temporary impairments. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis; the financial condition and near-term prospects of the issuer; extent of the loss related to credit of the issuers, the expected cash flows from the security; the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

There have been no transfers between Level 1 and Level 2 measurements since December 31, 2010, and there were no changes in the Company’s valuation technique. Level 3 assets consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of March 31, 2012, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivatives

The Company has $1.4 million of derivative liabilities recorded as other accrued liabilities in the Condensed Consolidated Balance Sheets at March 31, 2012, compared to $3.5 million of derivative assets recorded as prepaid and other assets at December 31, 2011. The derivative assets and liabilities are measured using Level 2 fair value inputs.

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the Euro, the GBP and the Korean Won (KRW).

As of March 31, 2012, the Company had notional amounts of €32.6 million and KRW2.4 billion of outstanding currency forward contract entered into to hedge Euro and KRW denominated sales, compared to none at December 31, 2011. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the three months ended March 31, 2012 and 2011 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the three months ended March 31, 2012 and 2011.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, the GBP, the Swiss Franc (CHF) and the Korean Won.

As of March 31, 2012, the Company had notional amounts of €16.1 million, £5.0 million, CHF(1.0) million and KRW800.2 million outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and liabilities, compared to €35.0 million, £1.8 million and CHF(1.7) million at December 31, 2011. For the three months ended March 31, 2012 and 2011, the Company had recognized gains (losses) of approximately $(0.5) million and $(2.2) million, respectively, in interest and other income, net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $0.5 million and $2.3 million of net foreign exchange gains (losses) during the three months ended March 31, 2012 and 2011, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets and liabilities.

NOTE 4. BALANCE SHEET DETAILS

The following table provides inventory details (in millions):

	March 31, 2012	December 31, 2011
Inventory
Raw materials	$31.9	$34.8
Work-in-process	2.6	2.5
Finished goods	84.3	74.8

Total	$118.8	$112.1

Goodwill and intangible and other assets

The increases in goodwill of $21.2 million and intangible and other assets of $10.4 million from December 31, 2011 to March 31, 2012 were primarily related to the acquisition of our Korean distributor on January 11, 2012. The intangible assets acquired are primarily being amortized over seven years.

NOTE 5. CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 the Company filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. The Company filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012. The Court took the matter under submission.

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

Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of the above cases at this time, and therefore no amounts have been accrued related to the outcome of the cases above. Based on currently available information, the Company believes that it has meritorious defenses to the above actions and that the resolution of these cases is not likely to have a material adverse effect on the Company’s business, financial position or results of operations.

The Company is also a party to various other legal actions that arose in the ordinary course of its business. The Company does not believe that any of these other legal actions will have a material adverse impact on its business, financial position or results of operations.

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In February 2011, the Board increased its authorization for stock repurchases to $400 million. In October 2011, the Board increased its authorization for stock repurchases by $500 million. As of March 31, 2012, the remaining authorized amount of share repurchases that may be made under the Board-authorized share repurchase program was approximately $568.2 million.

The following table provides the stock repurchase activities during the three months ended March 31, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Shares repurchased	—	0.1
Average price per share	$—	$323.11
Value of shares repurchased	$—	$11.6

NOTE 7. STOCK-BASED COMPENSATION

Stock Option Plans

A summary of stock option activity under all stock plans for the three months ended March 31, 2012 is presented as follows (in millions, except per share amounts):

	Shares Available for Grant	STOCK OPTIONS OUTSTANDING
		Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2011	1.6	4.7	$254.19
Options authorized	0.1
Options granted	(0.6)	0.6	$502.99
Options exercised		(0.3)	$224.82
Options forfeited/expired	—	—	—

Balance at March 31, 2012	1.1	5.0	$288.45

As of March 31, 2012, 2.4 million options were exercisable at a weighted-average price of $217.25 per share.

New Option Grant Practice

In the past, annual stock option awards were granted on February 15th (or the next business day if February 15th was not a business day). These stock option awards typically vested 1/8 at the end of six months and 1/48 per month thereafter through a four year period and had a ten year term. Beginning 2012, to help promote retention, stock options are awarded bi-annually on February 15th and August 15th (or the next business day if the date is not a business day). The February 15th stock option awards are subjected to a four-year vesting period, while the August 15th stock option awards are subjected to a 3.5-year vesting period, with 7/48 vesting at the end of one month and 1/48 per month thereafter.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $13.9 million and 0.1 million shares for $10.4 million during the three months ended March 31, 2012 and 2011, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended March 31,
	2012	2011
Cost of sales - products	$3.1	$2.8
Cost of sales - services	2.8	2.5

Total cost of sales	5.9	5.3
Selling, general and administrative	21.2	20.2
Research and development	7.3	6.6

Stock-based compensation expense before income taxes	34.4	32.1
Income taxes	11.0	10.5

Stock-based compensation expense after income taxes	$23.4	$21.6

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Average risk free interest rate	0.81%	2.33%	0.16%	0.37%
Average expected term (years)	4.5	4.8	1.3	1.3
Average expected volatility	33%	35%	32%	35%
Weighted average fair value at grant date	$142.75	$114.76	$133.75	$97.07
Total stock-based compensation expense (in millions)	$31.6	$30.0	$2.8	$2.1

NOTE 8. INCOME TAXES

Income tax expense for the three months ended March 31, 2012 was $53.6 million, or 27.2% of pre-tax income, compared with $49.5 million, or 32.2% of pre-tax income for the three months ended March 31, 2011. The effective tax rates for the three months ended March 31, 2012 and 2011 differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes, net of federal benefit and non-deductible stock option expenses. The lower effective tax rate for the three months ended March 31, 2012 compared with the same period in 2011 is primarily due to the discrete recognition of certain previously unrecognized tax benefits as a result of new IRS guidance issued in February 2012, partially offset by the elimination of federal research and development (R&D) credit.

As of March 31, 2012, the Company had total gross unrecognized tax benefits of approximately $93.8 million compared with approximately $98.1 million as of December 31, 2011, representing a decrease of approximately $4.3 million during the three months ended March 31, 2012, which is primarily related to the release of reserves due to re-evaluation of certain previously unrecognized tax positions as a result of new IRS guidance issued in February 2012, partially offset by increases during the quarter related to other uncertain tax positions. Of the total gross unrecognized tax benefits, $89.5 million and $93.8 million as of March 31, 2012 and December 31, 2011, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $8.4 million and $7.9 million, respectively, as of March 31, 2012 and December 31, 2011.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income	$143.5	$104.1
Basic:
Weighted-average shares outstanding	39.5	39.1

Basic net income per share	$3.63	$2.66

Diluted:
Weighted-average shares outstanding used in basic calculation	39.5	39.1
Add common stock equivalents	1.5	1.1

Weighted-average shares used in computing diluted net income per shares	41.0	40.2

Diluted net income per share	$3.50	$2.59

Employee stock options to purchase approximately 0.4 million and 2.1 million weighted shares for the three months ended March 31, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc., and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; our ability to expand into foreign markets; and other risk factors. Readers are cautioned that these forward-looking statements are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® Si HD Surgical System™, da Vinci S HD Surgical System®, da Vinci® Si™, da Vinci® Si-e™, EndoWrist®, EndoWrist® One™, Single-Site™, DVSTAT®, Firefly™ and InSite® are trademarks of Intuitive Surgical, Inc.

Overview

Products. We design, manufacture and market da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci surgery, extends the benefits of minimally invasive surgery to a broader patient base. The da Vinci Surgical System consists of a surgeon’s console, or consoles, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates the surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. We believe that the da Vinci Surgical System provides the surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D, HD vision, while simultaneously allowing the surgeons to work through the small ports of MIS.

By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to deliver higher value minimally invasive surgical procedures to their patients. We model patient value as equal to: procedure efficacy / invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of a da Vinci procedure is deemed higher than alternate treatment options, patients may seek out surgeons and hospitals that offer that specific da Vinci procedure, potentially resulting in a local market share shift for the specific treatment. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures against alternatives for the same disease state.

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

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $752.7 million, or 53% of total revenue in 2010 to $979.5 million, or 56% of total revenue, in 2011 to 58% of total revenue in the first quarter of 2012. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,226 at March 31, 2012, compared with 2,132 at December 31, 2011 and 1,840 at March 31, 2011.

We have a direct sales force in the United States, Korea and Europe, excluding Spain, Italy, Greece and Eastern European countries. We utilize distributors in all other markets that we serve. On January 11, 2012, we completed the acquisition of our Korean distributor and began selling directly to Korean customers. The transaction is not material to our financial statements and is not expected to have a material impact on our future operations.

Procedures

The adoption of da Vinci surgery has the potential to progress for those procedures that offer greater patient value than non da Vinci alternatives. We model patient value as equal to procedure efficacy / invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of robotic surgery is higher than alternate treatment options, patients may seek out surgeons and hospitals that offer that specific da Vinci procedure. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternatives for the same disease state.

We focus our organization and investments on developing, marketing and training those products and procedures where we believe da Vinci can bring significant patient value relative to competitive therapies. An increasing body of peer reviewed literature has indicated that da Vinci Prostatectomy (dVP) and da Vinci Hysterectomy (dVH) may offer improved functional outcomes as compared to traditional open surgery. Similarly, early indications are that da Vinci Surgery in our other key surgeries (da Vinci Partial Nephrectomy, da Vinci Myomectomy, da Vinci Sacrocolpopexy, da Vinci Mitral Valve Repair, da Vinci Lobectomy, da Vinci Low Anterior Colon Resections, and da Vinci Transoral Robotic Surgery (for cancers of the throat), may also offer improved functional outcomes as compared to traditional open surgery. For many patients, a minimally invasive approach using the da Vinci Surgical System may also offer reduced pain, reduced blood loss, shorter hospital stays, reduced post-operative complications and a quicker return to normal daily activities when compared to open surgery.

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

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. Since this regulatory approval we have sold 47 systems into Japan through March 31, 2012. These sales were primarily made to early adopters. Since receiving Shonin approval, we have been focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan and building our own organization, Intuitive Surgical Japan. Effective April 2012 Japanese hospitals will begin to be reimbursed for dVP procedures, our first broadly reimbursed procedure to date. If we are not successful in obtaining regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited. We have partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (JJKK) in our Japanese regulatory process. In April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan.

2012 Business Events and Trends

Economic Environment. The credit and sovereign debt issues impacting Europe have slowed capital sales in that region despite annual procedure growth of between 28% and 46% in the past five quarters. Although capital sales outside of Europe have been strong, European uncertainties could adversely impact demand for our products globally. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical factors.

da Vinci Si Surgical System Market Acceptance. In the second quarter of 2009 we launched our newest da Vinci model, the da Vinci Si. The da Vinci Si Surgical System was FDA approved and CE (Conformité Européenne) marked upon launch and is currently available in most countries in Europe and Asia, excluding Japan, among others. da Vinci Si Systems are available with an option to purchase a second console. The da Vinci S System can be upgraded to the da Vinci Si System; however, most customers have chosen to trade-out their da Vinci S Systems rather than receiving component level field upgrades. A majority of our system sales represent da Vinci Si models, however we continue to sell, service and support the da Vinci S Surgical System. Our sales of the standard da Vinci Surgical System have substantially ended; however, we continue to service and support this product line as well.

da Vinci Skills Simulator. In the first quarter of 2011, we began shipping our da Vinci Skills Simulator. The simulator is a practice tool for the da Vinci Si Surgical System that gives a user the opportunity to practice in his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System. Most da Vinci Skills Simulators have been sold in connection with new da Vinci Si Surgical System sales. We sold 102 da Vinci Skills Simulators during the three months ended March 31, 2012, compared to 47 units during the same period in 2011.

da Vinci Single-Site Instruments. da Vinci Single-Site is a set of instruments and accessories that allow the da Vinci Si systems to work through a single incision rather than multiple incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, however, physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011 we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The vast majority of da Vinci Single-Site procedures performed in Europe to date have been cholecystectomies. In December 2011 we received FDA regulatory clearance to market our Single-Site instrumentation in the United States for laparoscopic cholecystectomy procedures. We are now in the early stages of introducing this instrumentation into the U.S. market and are not able to predict the extent to which da Vinci Single-Site may be adopted. We also are not able to predict whether the FDA will approve Single-Site for use in other indications.

da Vinci Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our new Firefly Fluorescence Imaging product (Firefly) for use with the da Vinci Si Surgical System in the U.S. and Europe. This new imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Firefly kits are sold separately, in which case they are included in instruments and accessories revenue; however we also sell systems equipped with Firefly capabilities, in which case the Firefly components are included in systems revenue. The rollout of the Firefly Fluorescence Imaging product is progressing, with its initial use targeted in partial nephrectomy procedures. General surgeons are beginning to evaluate the value of fluorescence imaging in colorectal surgery to assess tissue perfusion.

EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for the EndoWrist One Vessel Sealer. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables da Vinci Si surgeons to fully control vessel sealing, while providing the benefits of da Vinci Surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. We are now in the early stages of introducing EndoWrist One Vessel Sealer and are not able to predict the extent to which the EndoWrist One Vessel Sealer may be adopted.

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

First Quarter 2012 Financial Highlights

•	Total revenue increased 28% to $495.2 million during the three months ended March 31, 2012 from $388.1 million during the three months ended March 31, 2011.

•	da Vinci procedures performed during the three months ended March 31, 2012 were up approximately 29% compared to the three months ended March 31, 2011.

•	Instruments and accessories revenue increased 32% to $207.8 million during the three months ended March 31, 2012 from $157.4 million during the three months ended March 31, 2011.

•

Recurring revenue increased 31% to $288.6 million during the three months ended March 31, 2012, representing 58% of total revenue, from $221.0 million during the three months ended March 31, 2011, representing 57% of total revenue.

•	We sold 140 da Vinci Surgical Systems during the three months ended March 31, 2012, compared with 120 during the three months ended March 31, 2011.

•	System revenue increased 24% to $206.6 million during the three months ended March 31, 2012 from $167.1 million during the three months ended March 31, 2011.

•	As of March 31, 2012, we had a da Vinci Surgical System installed base of 2,226 systems, 1,615 in the United States, 379 in Europe, and 232 in the rest of the world.

•

We added 94 employees during the three months ended March 31, 2012, of which the majority were in field sales, service, training, and product operations, bringing our total headcount to 2,018 as of March 31, 2012.

•

Operating income increased 30% to $193.3 million during the three months ended March 31, 2012 compared to $148.3 million during the three months ended March 31, 2011. Operating income included $34.4 million and $32.1 million during the three months ended March 31, 2012 and 2011, respectively, of stock-based compensation expense related to employee stock programs.

•

The effective tax rate for the three months ended March 31, 2012 was 27.2% compared to 32.2% for the three months ended March 31, 2011 due to the discrete recognition of certain previously unrecognized tax benefits as a result of new IRS guidance issued in February 2012.

•

As of March 31, 2012, we had $2.4 billion in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $199.2 million during the three months ended March 31, 2012 driven by cash flow from operations and $82.9 million generated from employee stock programs.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited Consolidated Statements of Income information (in millions, except percentages):

	Three months Ended March 31,
		% of total		% of total
	2012	revenue	2011	revenue
Revenue:
Product	$414.4	84%	$324.5	84%
Service	80.8	16%	63.6	16%

Total revenue	495.2	100%	388.1	100%

Cost of revenue:
Product	111.7	23%	84.8	22%
Service	27.6	5%	24.5	6%

Total cost of revenue	139.3	28%	109.3	28%

Products gross profit	302.7	61%	239.7	62%
Services gross profit	53.2	11%	39.1	10%

Gross profit	355.9	72%	278.8	72%

Operating expenses:
Selling, general, and administrative	124.2	25%	99.1	26%
Research and development	38.4	8%	31.4	8%

Total operating expenses	162.6	33%	130.5	34%

Income from operations	193.3	39%	148.3	38%
Interest and other income (expense), net	3.8	1%	5.3	2%

Income before taxes	197.1	40%	153.6	40%
Income tax expense	53.6	11%	49.5	13%

Net income	$143.5	29%	$104.1	27%

Total Revenue

Total revenue was $495.2 million for the three months ended March 31, 2012 compared to $388.1 million for the three months ended March 31, 2011. Total revenue growth was driven by the continued adoption of da Vinci Surgery, particularly dVH in the U.S., general surgery worldwide and dVP in Europe. dVH and dVP are our two largest procedures, representing more than two thirds of our total procedures over the past several years. The first quarter of 2012 included one more surgical day than the first quarter of 2011 due to leap year.

Revenue within the United States accounted for 79% and 77% of total revenue for the three month periods ended March 31, 2012 and 2011, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to more rapid procedure adoption in the United States driven by the ability of patients to choose their provider and method of treatment. For the three months ended March 31, 2012, international revenue grew in absolute dollars compared to the prior year, primarily due to higher European sales driven by increased dVP penetration in Europe and higher system sales to early adopters in the Japanese market. The credit and sovereign debt issues impacting Europe have continued to slow capital sales in that region, and our European sales reflect a challenging economic environment.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three months ended March 31, 2012 and 2011 (in millions, except percentages and unit sales):

	Three Months Ended March 31,
	2012	2011
Revenue
Instruments and accessories	$207.8	$157.4
Systems	206.6	167.1

Total product revenue	414.4	324.5
Services	80.8	63.6

Total revenue	$495.2	$388.1

Recurring revenue	$288.6	$221.0

% of total revenue	58%	57%
Domestic	$390.7	$297.2
International	104.5	90.9

Total revenue	$495.2	$388.1

% of Revenue—Domestic	79%	77%
% of Revenue—International	21%	23%

Unit Sales by Region:
Domestic unit sales	105	89
International unit sales	35	31

Total Unit Sales	140	120

Unit Sales by Model:
da Vinci Si—Single console Unit Sales	107	97
da Vinci Si—Dual console Unit Sales	25	16

Total da Vinci Si Unit Sales	132	113
da Vinci S Unit Sales	8	7

Total Unit Sales	140	120

Unit Sales involving System Trade-ins:
Unit sales trading in da Vinci standard Surgical Systems	19	13
Unit sales trading in da Vinci S Surgical Systems	27	19

Total unit sales involving trade-ins	46	32
Unit Sales not trading in any systems	94	88

Total Unit Sales	140	120

Product Revenue

Product revenue was $414.4 million for the three months ended March 31, 2012 compared with $324.5 million for the three months ended March 31, 2011.

Instruments and accessories revenue increased to $207.8 million for the three months ended March 31, 2012 compared with $157.4 million for the three months ended March 31, 2011. The increase in revenue of 32% was driven by an increase in da Vinci procedures performed of approximately 29%, reflecting growth in U.S. dVH, European dVP, and U.S. general surgery, including colon cancer and cholecystectomy procedures, and initial purchases of newly launched products.

Systems revenue increased to $206.6 million during the three months ended March 31, 2012 from $167.1 million during the three months ended March 31, 2011 primarily due to higher da Vinci system unit sales and a higher average selling price (ASP). We sold 140 da Vinci Surgical Systems during the three months ended March 31, 2012, compared with 120 in the same period last year. 132 of the 140 systems sold during the three months ended March 31, 2012 were da Vinci Si Surgical Systems. 19 standard and 27 da Vinci S Surgical Systems were traded in as part of da Vinci Si purchase transactions during the three months ended March 31, 2012, compared with 13 standard and 19 da Vinci S Surgical Systems traded in during the same period last year. The da Vinci system ASP was $1.47 million during the three months ended March 31, 2012, compared to $1.38 million for the three months ended March 31, 2011, driven primarily by product mix as system sales during the three months ended March 31, 2012 contained a higher proportion of higher priced dual console systems, a greater number of simulators, and a greater number of systems sold with Firefly Fluorescence Imaging configurations, which have higher prices that standard HD vision configurations, partially offset by an increased proportion of trade-ins.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 27% to $80.8 million for the three months ended March 31, 2012 compared with $63.6 million for the three months ended March 31, 2011. We typically enter into system service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue during the three months ended March 31, 2012 was primarily driven by a larger base of da Vinci Surgical Systems.

Gross Profit

Product gross profit for the three months ended March 31, 2012 increased 26% to $302.7 million, or 73.1% of product revenue, compared with $239.7 million, or 73.9% of product revenue, for the three months ended March 31, 2011. The higher 2012 product gross profit was driven by higher product revenue, as described above. The lower 2012 product gross profit percentage primarily reflects the introduction of lower margin new products. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time as volumes increase, and we refine the manufacturing processes and products, we would expect to see improvement in the margins of these newer products. Product gross profit for the three months ended March 31, 2012 and 2011 reflected stock-based compensation expense of $3.1 million and $2.8 million, respectively.

Service gross profit during the three months ended March 31, 2012 was $53.2 million, or 65.8% of service revenue, compared with $39.1 million, or 61.5% of service revenue during the three months ended March 31, 2011. The higher 2012 service gross profit was driven by a larger installed base. The higher 2012 gross service profit percentage was primarily driven by lower service parts consumption and costs associated with field upgrades. Service gross profit for the three months ended March 31, 2012 and 2011 reflected stock-based compensation expense of $2.8 million and $2.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2012 increased 25% to $124.2 million compared with $99.1 million for the three months ended March 31, 2011. The increase was due to organizational growth to support our expanding business, higher commissions related to higher revenue levels, and increased stock-based compensation. Stock-based compensation expense charged to sales, general and administrative expenses were approximately $21.2 million and $20.2 million for the three months ended March 31, 2012 and 2011, respectively.

In the past, annual stock option awards were granted on February 15th (or the next business day if February 15th was not a business day). These stock option awards typically vested 1/8 at the end of six months and 1/48 per month thereafter through a four year period and had a ten year term. Beginning 2012, to help promote retention, stock options are awarded bi-annually on February 15th and August 15th (or the next business day if the date is not a business day). The February 15th stock option awards are subjected to a four-year vesting period, while the August 15th stock option awards are subjected to a 3.5-year vesting period, with 7/48 vesting at the end of one month and 1/48 per month thereafter. As a result of this change in option grant practice, we expect our stock-based compensation to increase in the third quarter of 2012.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses for the three months ended March 31, 2012 increased 22% to $38.4 million compared with $31.4 million for the three months ended March 31, 2011. The increase was driven by the growth in our research and development organization and higher prototype costs directed at the development of new products including stapling and vessel sealing products and higher stock compensation expenses. Stock-based compensation expense charged to research and development expenses were approximately $7.3 million and $6.6 million for the three months ended March 31, 2012 and 2011, respectively. We expect our stock-based compensation to increase in the third quarter of 2012 due to a change in our option grant practice as described above. Amortization expense related to purchased intellectual property during the three months ended March 31, 2012 was $3.3 million compared to $3.6 million during the three months ended March 31, 2011. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including co-development arrangements with industry partners, will continue to increase in the future.

Interest and Other Income (Expense), Net

Interest and other income, net for the three months ended March 31, 2012 was $3.8 million compared with $5.3 million for the three months ended March 31, 2011. The decline was driven by lower other non-operating gains, partially offset by higher interest income resulting from lower rates earned on higher cash and investment balances.

Income Tax Expense

Income tax expense for the three months ended March 31, 2012 was $53.6 million, or 27.2% of pre-tax income, compared with $49.5 million, or 32.2% of pre-tax income for the three months ended March 31, 2011. The effective tax rates for the three months ended March 31, 2012 and 2011 differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes net of federal benefit and non-deductible stock option expenses. The lower effective tax rate for the three months ended March 31, 2012 compared to the same period in 2011 is primarily due to the discrete recognition of certain previously unrecognized tax benefits as a result of a new IRS guidance issued in February 2012, partially offset by the elimination of federal R&D credit.

As of March 31, 2012, we had total gross unrecognized tax benefits of approximately $93.8 million compared with approximately $98.1 million as of December 31, 2011, representing a decrease of approximately $4.3 million during the three months ended March 31, 2012, which is primarily related to a release of reserves due to re-evaluation of certain previously unrecognized tax benefits resulting from new IRS guidance issued in February 2012, partially offset by increases during the quarter related to other uncertain tax positions. Of the total gross unrecognized tax benefits, $89.5 million and $93.8 million as of March 31, 2012 and December 31, 2011, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $8.4 million and $7.9 million as of March 31, 2012 and December 31, 2011, respectively.

Our effective tax rate for the three months ended March 31, 2012 does not include the tax benefit from federal Research and Development (“R&D”) credit as the credit expired at the end of year 2011. If the credit is reinstated retroactively, the tax benefit will be recorded discretely in the period in which the credit is reinstated by the tax law.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for all years since inception due to utilization of net operating losses and R&D credits generated in prior years. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they reverse.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $2.2 billion at December 31, 2011 to $2.4 billion at March 31, 2012. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of March 31, 2012, $330.3 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

Consolidated Cash Flow Data (unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net cash provided by (used in)
Operating activities	$166.5	$105.4
Investing activities	(409.7)	2.2
Financing activities	103.1	61.6
Effect of exchange rates on cash and cash equivalents	0.2	0.8

Net increase (decrease) in cash and cash equivalents	$(139.9)	$170.0

Operating Activities

For the three months ended March 31, 2012, cash flow from operations of $166.5 million exceeded our net income of $143.5 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $53.3 million during the three months ended March 31, 2012.

2.	Cash used in working capital and other assets during the three months ended March 31, 2012 was approximately $30.3 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. The increase in inventory by $4.5 million or 4% during the three months ended March 31, 2012 due to our business growth and expanded product offerings. Prepaid and other assets increased by $3.4 million or 16% during the three months ended March 31, 2012 primarily due to payment of estimated taxes. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $29.4 million or 11% during the three months ended March 31, 2012 primarily due to the payments of 2011 incentive compensation and the purchase of stock by employees under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2012.

For the three months ended March 31, 2011, cash flow from operations of $105.4 million exceeded our net income of $104.1 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, depreciation and accretion. These non-cash charges totaled $54.6 million during the three months ended March 31, 2011.

2.	Cash used in working capital and other assets during the three months ended March 31, 2011 was approximately $53.3 million.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2012 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $359.9 million, purchase of property and equipment, intellectual property and business of $49.8 million, including the increase in acquisition-related restricted cash. Net cash provided by investing activities during the three months ended March 31, 2011 consisted primarily of proceeds from sales and maturities of investments (net of purchases of investments) of $16.9 million, and purchases of property, equipment and intellectual property of $14.7 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital intensive business.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2012 consisted primarily of proceeds from stock option exercises and employee stock purchases of $82.9 million and excess tax benefits from stock-based compensation of $20.2 million. Net cash provided by financing activities during the three months ended March 31, 2011 consisted primarily of proceeds from stock option exercises and employee stock purchases of $59.5 million and excess tax benefits from stock-based compensation of $13.7 million, offset by $11.6 million for the repurchase of approximately 36,000 shares of our common stock through open market transactions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against us and seven of our current and former officers and directors in the U.S. District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, we filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. We filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012. The Court took the matter under submission.

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

ITEM 1A.	RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009),

3.3	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

(Registrant)

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Date: April 18, 2012