Form 10-Q
period 2012-06-30
INTUITIVE SURGICAL INC
filed 2012-07-23
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The Registrant had 39,934,128 shares of Common Stock, $0.001 par value per share, outstanding as of July 16, 2012.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUES)

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$484.4	$465.8
Short-term investments	728.1	563.4
Accounts receivable, net	323.2	297.9
Inventory	119.4	112.1
Prepaids and other current assets	40.8	20.9
Deferred tax assets	7.4	6.2

Total current assets	1,703.3	1,466.3
Property, plant and equipment, net	216.1	197.2
Long-term investments	1,418.7	1,142.6
Long-term deferred tax assets	74.6	69.1
Intangible and other assets, net	75.3	71.0
Goodwill	138.1	116.9

Total assets	$3,626.1	$3,063.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.6	$45.8
Accrued compensation and employee benefits	74.5	83.1
Deferred revenue	168.2	154.2
Other accrued liabilities	49.5	37.5

Total current liabilities	346.8	320.6
Other long-term liabilities	96.9	96.9

Total liabilities	443.7	417.5

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.9 and 39.3 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	1,993.0	1,742.8
Retained earnings	1,185.8	901.9
Accumulated other comprehensive income	3.6	0.9

Total stockholders’ equity	3,182.4	2,645.6

Total liabilities and stockholders’ equity	$3,626.1	$3,063.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product	$453.1	$358.1	$867.5	$682.6
Service	83.4	67.6	164.2	131.2

Total revenue	536.5	425.7	1,031.7	813.8
Cost of revenue:
Product	122.9	93.5	234.6	178.3
Service	27.2	25.6	54.8	50.1

Total cost of revenue	150.1	119.1	289.4	228.4

Gross profit	386.4	306.6	742.3	585.4

Operating expenses:
Selling, general, and administrative	120.9	106.5	245.1	205.6
Research and development	40.2	32.0	78.6	63.4

Total operating expenses	161.1	138.5	323.7	269.0

Income from operations	225.3	168.1	418.6	316.4
Interest and other income (expense), net	4.0	4.1	7.8	9.4

Income before taxes	229.3	172.2	426.4	325.8
Income tax expense	74.4	54.8	128.0	104.3

Net income	$154.9	$117.4	$298.4	$221.5

Net income per share:
Basic	$3.88	$2.99	$7.52	$5.65

Diluted	$3.75	$2.91	$7.26	$5.51

Shares used in computing basic and diluted net income per share:
Basic	39.9	39.2	39.7	39.2

Diluted	41.3	40.3	41.1	40.2

Total comprehensive income	$157.0	$120.7	$301.1	$222.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$298.4	$221.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15.2	13.8
Amortization of intangible assets	12.0	8.7
Accretion of discounts and amortization of premiums on investments, net	15.2	10.0
Deferred income taxes	(6.1)	0.8
Income tax benefits from employee stock option plans	44.7	21.1
Excess tax benefit from stock-based compensation	(44.7)	(24.4)
Stock-based compensation expense	67.7	66.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21.9)	(3.5)
Inventory	(5.0)	(13.3)
Prepaids and other assets	(4.4)	(3.1)
Accounts payable	5.4	1.8
Accrued compensation and employee benefits	(8.4)	(9.0)
Deferred revenue	12.9	8.5
Accrued liabilities	2.0	6.5

Net cash provided by operating activities	383.0	306.3

Investing Activities:
Purchase of investments	(1,022.9)	(725.9)
Proceeds from sales of investments	229.4	216.2
Proceeds from maturities of investments	324.8	393.1
Purchase of property and equipment, intellectual property and business	(63.6)	(53.2)

Net cash used in investing activities	(532.3)	(169.8)

Financing Activities:
Proceeds from issuance of common stock, net	138.5	91.2
Excess tax benefit from stock-based compensation	44.7	24.4
Repurchase and retirement of common stock	(15.2)	(150.7)

Net cash provided by (used in) financing activities	168.0	(35.1)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.8

Net increase in cash and cash equivalents	18.6	102.2
Cash and cash equivalents, beginning of period	465.8	279.8

Cash and cash equivalents, end of period	$484.4	$382.0

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2011 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on February 6, 2012. The results of operations for the first six months of fiscal 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Subsequent to the adoption of the new revenue accounting principles, for multiple-element arrangements entered into on or after January 1, 2010, revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence (“VSOE”), then on third-party evidence of selling price (TPE) when VSOE does not exist, and then on estimated selling price (ESP) when VSOE and TPE do not exist.

Because the Company has neither VSOE nor TPE for its systems, the allocation of revenue has been based on the Company’s ESPs. The objective of ESP is to determine the price at which the Company would transact a sale if the product were sold on a stand-alone basis. The Company determines ESP for its systems by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.

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

NOTE 3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Investments

The following tables summarize the Company’s cash and available-for-sale securities’ fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2012 and December 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2012
Cash	$52.7	$—	$—	$52.7	$52.7	$—	$—
Level 1:
Money market funds	405.4	—	—	405.4	405.4	—	—
U.S. Treasuries & corporate equity securities	210.1	0.3	—	210.4	—	159.1	51.3

Subtotal	615.5	0.3	—	615.8	405.4	159.1	51.3

Level 2:
Commercial paper	118.4	—	—	118.4	26.3	92.1	—
Corporate securities	826.8	3.4	(0.7)	829.5	—	271.8	557.7
U.S. government agencies	585.1	2.1	(0.1)	587.1	—	136.4	450.7
Non-U.S. government securities	82.6	0.4	—	83.0	—	10.5	72.5
Municipal securities	332.5	1.3	(0.1)	333.7	—	58.2	275.5

Subtotal	1,945.4	7.2	(0.9)	1,951.7	26.3	569.0	1,356.4

Level 3:
Municipal securities	13.0	—	(2.0)	11.0	—	—	11.0

Subtotal	13.0	—	(2.0)	11.0	—	—	11.0

Total	$2,626.6	$7.5	$(2.9)	$2,631.2	$484.4	$728.1	$1,418.7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2011
Cash	$51.6	$—	$—	$51.6	$51.6	$—	$—
Level 1:
Money market funds	403.2	—	—	403.2	403.2	—	—
U.S. Treasuries & corporate equity securities	183.9	0.5	—	184.4	—	130.5	53.9

Subtotal	587.1	0.5	—	587.6	403.2	130.5	53.9

Level 2:
Commercial paper	63.5	—	—	63.5	11.0	52.5	—
Corporate securities	586.6	3.0	(1.4)	588.2	—	162.4	425.8
U.S. government agencies	521.1	1.4	(0.1)	522.4	—	126.6	395.8
Non-U.S. government securities	68.7	0.4	(0.1)	69.0	—	1.3	67.7
Municipal securities	272.1	1.1	(0.1)	273.1	—	90.1	183.0

Subtotal	1,512.0	5.9	(1.7)	1,516.2	11.0	432.9	1,072.3

Level 3:
Municipal securities	20.0	—	(3.6)	16.4	—	—	16.4

Subtotal	20.0	—	(3.6)	16.4	—	—	16.4

Total	$2,170.7	$6.4	$(5.3)	$2,171.8	$465.8	$563.4	$1,142.6

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments excluding corporate equity securities at June 30, 2012 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,158.3	$1,159.1
Mature in one to five years	1,402.0	1,407.6
Mature in more than five years	13.0	11.0

Total	$2,573.3	$2,577.7

During the three and six months ended June 30, 2012 and the three months ended June 30, 2011, realized gains or losses recognized on the sale of investments were not significant. Net realized gains recognized on the sale of investments during the six months ended June 30, 2011 were approximately $2.4 million. As of June 30, 2012 and December 31, 2011, net unrealized gains (losses), net of tax of $3.4 million and $1.1 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At June 30, 2012, the Company evaluated its gross unrealized losses, the majority of which are from auction-rate securities (ARS) and determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis; the financial condition and near-term prospects of the issuer; extent of the loss related to credit of the issuer; the expected cash flows from the security; the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

There have been no transfers between Level 1 and Level 2 measurements since December 31, 2011, and there were no changes in the Company’s valuation technique. Level 3 assets consist of ARS whose underlying assets are student loans which are generally backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of June 30, 2012, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivatives

The Company had $1.2 million and $3.5 million of derivative assets recorded as prepaid and other current assets at June 30, 2012 and December 31, 2011, respectively. The derivative assets are measured using Level 2 fair value inputs.

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the Euro, the GBP and the Korean Won (KRW).

As of June 30, 2012, the Company had notional amounts of €6.6 million and KRW34.7 million of outstanding currency forward contracts entered into to hedge Euro and KRW denominated sales, compared with none at December 31, 2011. The net gains recorded in accumulated other comprehensive income for the three months ended June 30, 2012 were $1.9 million. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the three and six months ended June 30, 2012 were not significant. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the three and six months ended June 30, 2011 were $(1.0) million and $(1.6) million, respectively. Other impacts of derivative instruments designated as cash flow hedges were not significant for the three and six months ended June 30, 2012 and 2011.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, the GBP, the Swiss Franc (CHF) and the KRW.

As of June 30, 2012, the Company had notional amounts of €21.4 million, £5.0 million, CHF(0.9) million and KRW5.7 billion outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and liabilities, compared with €35.0 million, £1.8 million and CHF(1.7) million at December 31, 2011. For the three months ended June 30, 2012 and 2011, the Company had recognized gains (losses) of approximately $1.1 million and $(1.0) million, respectively, in interest and other income, net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $(1.1) million and $1.0 million of net foreign exchange gains (losses) during the three months ended June 30, 2012 and 2011, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets and liabilities. For the six months ended June 30, 2012 and 2011, the Company had recognized gains (losses) of approximately $0.6 million and $(3.2) million, respectively, in interest and other income, net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $(0.6) million and $3.3 million of net foreign exchange gains (losses) during the six months ended June 30, 2012 and 2011, respectively.

NOTE 4. BALANCE SHEET DETAILS

Inventory

The following table provides inventory details (in millions):

	June 30, 2012	December 31, 2011
Inventory
Raw materials	$34.3	$34.8
Work-in-process	3.3	2.5
Finished goods	81.8	74.8

Total	$119.4	$112.1

Goodwill and intangible and other assets

The increases in goodwill and intangible assets as of June 30, 2012 compared with December 31, 2011 were primarily related to the acquisition of the Company’s Korean distributor on January 11, 2012. The intangible assets acquired are primarily being amortized over seven years.

NOTE 5. CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 the Company filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. The Company filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 the Company’s motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in the Company’s favor on June 1, 2012. Plaintiffs filed a notice of appeal on June 20, 2012.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

As of June 30, 2012, the total amount authorized by the Company’s Board of Directors (the “Board”) and cumulative repurchases made to date were $1,248.7 million and $695.7 million, respectively. As of June 30, 2012, the remaining authorized amount of share repurchases that may be made under the Board-authorized share repurchase program was approximately $553.0 million.

The following table provides the stock repurchase activities during the three and six months ended June 30, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares repurchased	0.1	0.4	0.1	0.4
Average price per share	$523.06	$347.12	$523.06	$345.15
Value of shares repurchased	$15.2	$139.1	$15.2	$150.7

NOTE 7. STOCK-BASED COMPENSATION

Stock Option Plans

A summary of stock option activity under all stock plans for the six months ended June 30, 2012 is presented as follows (in millions, except per share amounts):

		Stock Options Outstanding
	Shares		Weighted Average
	Available	Number	Exercise Price
	for Grant	Outstanding	Per Share
Balance at December 31, 2011	1.6	4.7	$254.19
Options authorized	1.3	—	—
Options granted	(0.7)	0.7	508.70
Options exercised	—	(0.6)	219.52
Options forfeited/expired	0.1	(0.1)	349.37

Balance at June 30, 2012	2.3	4.7	$296.03

As of June 30, 2012, 2.4 million options were exercisable at a weighted-average price of $223.89 per share.

New Option Grant Practice

In the past, annual stock option awards were granted on February 15th (or the next business day if February 15th was not a business day). These stock option awards typically vested 1/8 at the end of six months and 1/48 per month thereafter through a four-year period and had a ten-year term. Beginning 2012, to help promote retention, stock options are awarded bi-annually on February 15th and August 15th (or the next business day if the date is not a business day). The February 15th stock option awards are subjected to a four-year vesting period, while the August 15th stock option awards are subjected to a 3.5-year vesting period, with 7/48 vesting at the end of one month and 1/48 per month thereafter.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $13.9 million and 0.1 million shares for $10.4 million during the six months ended June 30, 2012 and 2011, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales - products	$3.1	$3.2	$6.2	$6.0
Cost of sales - services	2.7	2.8	5.5	5.3

Total cost of sales	5.8	6.0	11.7	11.3
Selling, general and administrative	20.3	21.4	41.5	41.6
Research and development	7.2	7.4	14.5	14.0

Stock-based compensation expense before income taxes	33.3	34.8	67.7	66.9
Income taxes	10.1	11.2	21.1	21.7

Stock-based compensation expense after income tax effect	$23.2	$23.6	$46.6	$45.2

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock Options
Average risk free interest rate	0.75%	1.95%	0.81%	2.30%
Average expected term (years)	4.3	4.6	4.5	4.8
Average expected volatility	32%	35%	32%	35%
Weighted average fair value at grant date	$149.90	$113.55	$143.50	$114.67
Total stock-based compensation expense (in millions)	$30.2	$32.8	$61.8	$62.8

ESPP
Average risk free interest rate			0.16%	0.37%
Average expected term (years)			1.3	1.3
Average expected volatility			32%	35%
Weighted average fair value at grant date			$133.75	$97.07
Total stock-based compensation expense (in millions)	$3.1	$2.0	$5.9	$4.1

There were no new ESPP offerings during the three months ended June 30, 2012 and 2011.

NOTE 8. INCOME TAXES

Income tax expense for the three months ended June 30, 2012 was $74.4 million, or 32.4% of pre-tax income, compared with $54.8 million, or 31.8% of pre-tax income for the three months ended June 30, 2011. Income tax expense for the six months ended June 30, 2012 was $128.0 million, or 30.0% of pre-tax income, compared with $104.3 million, or 32.0% of pre-tax income for the six months ended June 30, 2011. The effective tax rates for the three and six month periods ended June 30, 2012 and 2011 differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes, net of federal benefit, non-deductible stock option expenses, and research and development (“R&D”) credits in 2011. The higher effective rate for the three months ended June 30, 2012 compared with the same period in 2011 is primarily due to a lower proportion of foreign earnings. The lower effective tax rate for the six months ended June 30, 2012 compared with the same period in 2011 is primarily due to the discrete recognition of certain previously unrecognized tax benefits as a result of new IRS guidance issued in February 2012, partially offset by the expiration of federal R&D credit.

As of June 30, 2012, the Company had total gross unrecognized tax benefits of approximately $97.2 million compared with approximately $98.1 million as of December 31, 2011, representing a decrease of approximately $0.9 million during the six months ended June 30, 2012, which is primarily related to the release of reserves due to re-evaluation of certain previously unrecognized tax positions as a result of new IRS guidance issued in February 2012, partially offset by increases during the first half of 2012 related to other uncertain tax positions. Of the total gross unrecognized tax benefits, $92.9 million and $93.8 million as of June 30, 2012 and December 31, 2011, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $8.8 million and $7.9 million, respectively, as of June 30, 2012 and December 31, 2011.

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

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$154.9	$117.4	$298.4	$221.5
Basic:
Weighted-average shares outstanding	39.9	39.2	39.7	39.2

Basic net income per share	$3.88	$2.99	$7.52	$5.65

Diluted:
Weighted-average shares outstanding used in basic calculation	39.9	39.2	39.7	39.2
Add common stock equivalents	1.4	1.1	1.4	1.0

Weighted-average shares used in computing diluted net income per share	41.3	40.3	41.1	40.2

Diluted net income per share	$3.75	$2.91	$7.26	$5.51

Employee stock options to purchase approximately 0.7 million and 2.5 million weighted shares for the three months ended June 30, 2012 and 2011, respectively, and 0.6 million and 2.2 million weighted shares for the six months ended June 30, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc., and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of June 30, 2012 and results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview

Products. We design, manufacture and market da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci surgery, extends the benefits of minimally invasive surgery (MIS) to a broader patient base. The da Vinci Surgical System consists of a surgeon’s console, or consoles, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates the surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. We believe that the da Vinci Surgical System provides the surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D, HD vision, while simultaneously allowing the surgeons to work through the small ports of MIS.

By placing computer-enhanced technology between the surgeon and the patient, we believe that the da Vinci Surgical System enables surgeons to deliver higher value minimally invasive surgical procedures to their patients. We model patient value as equal to: procedure efficacy / invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of a da Vinci procedure is deemed higher than alternate treatment options, patients may seek out surgeons and hospitals that offer that specific da Vinci procedure, potentially resulting in a local market share shift for the specific treatment. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternative treatment options for the same disease state.

Business Model. In our business model, we generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories, and service. The da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending on configuration and geography, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers consume our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We also generate recurring revenue from ongoing system service. We typically enter into multi-year service contracts at the time systems are sold generally at an annual rate of approximately $100,000 to $170,000 per year, depending on the configuration of the underlying system. The large majority of these service contracts have been renewed at the end of the initial contract periods.

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $752.7 million, or 53% of total revenue in 2010 to $979.5 million, or 56% of total revenue in 2011 to 58% of total revenue in the first half of 2012. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems and gradually increasing customer utilization per system. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,341 at June 30, 2012, compared with 2,132 at December 31, 2011 and 1,752 at December 31, 2010.

We have a direct sales force in the United States, Korea and Europe, excluding Spain, Italy, Greece and Eastern European countries. We utilize distributors in all other markets that we serve. On January 11, 2012, we completed the acquisition of our Korean distributor and began selling directly to Korean customers. The transaction was not material to our financial statements and is not expected to have a material impact on our future operations.

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

In 2011, approximately 360,000 surgical procedures were performed with the da Vinci Surgical System, up approximately 29% compared with 2010. The growth in our overall procedure volume was driven primarily by da Vinci Hysterectomy (dVH) in the U.S., da Vinci Prostatectomy (dVP) outside the U.S. and other urologic and gynecologic procedures including Nephrectomy (partial and full), Sacralcolpopexy, Myomectomy and Endometriosis Resection in the U.S. Emerging procedures within other specialties, including lobectomy for lung cancer and low anterior resection for colon cancer also contributed to 2011 procedure growth.

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

Procedures in the second quarter of 2012 grew approximately 26%, driven by growth in Gynecology and General Surgery procedures in the U.S. and to a lessor extent, growth in dVP procedures in Europe, partially offset by a reduction in dVP procedures in the United States. dVP procedures in Europe declined from the first quarter of 2012 to the second quarter of 2012 reflecting austerity spending, fewer number of operating days due to holidays and other matters. The reduction in dVP procedures in the U.S. reflects pressure from changes in PSA testing and non-surgical disease management.

Regulatory Activities

We believe that we have obtained the clearances required to market our products to our targeted surgical specialties within the United States and most of Europe. As we make additions to target procedures and introduce new products, we will continue to seek necessary clearances.

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (MHLW) for our da Vinci S System in Japan. We have sold 54 systems into Japan through June 30, 2012. These sales were primarily made to early adopters. Since receiving Shonin approval, we have been focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan and building our own organization, Intuitive Surgical Japan. Prior to April 2012, we had partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (JJKK) in our Japanese regulatory process. In April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan. If we are not successful in obtaining regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.

2012 Business Events and Trends

Economic Environment. The credit and sovereign debt issues impacting Europe have slowed capital sales throughout 2012 and da Vinci procedure volume during the three months ended June 30, 2012. European procedure growth of approximately 13% for the three months ended June 30, 2012 was lower than we anticipated. Although capital sales and procedure growth outside of Europe have been strong, European uncertainties could adversely impact demand for our products globally. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical factors.

da Vinci Skills Simulator. In the first quarter of 2011, we began shipping our da Vinci Skills Simulator. The simulator is a practice tool for the da Vinci Si Surgical System that gives a user the opportunity to practice in his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System. Most da Vinci Skills Simulators have been sold in connection with new da Vinci Si Surgical System sales. We sold 121 and 223 da Vinci Skills Simulators during the three and six months ended June, 2012, respectively, compared with 115 and 162 units during the same periods in 2011.

da Vinci Single-Site Instruments. da Vinci Single-Site is a set of instruments and accessories that allow the da Vinci Si systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, however, physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011 we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The majority of da Vinci Single-Site procedures performed in Europe to date has been cholecystectomies. In December 2011 we received FDA regulatory clearance to market our

Single-Site instrumentation in the United States for laparoscopic cholecystectomy procedures, our only United States clearance to date. We are encouraged by initial hospital, surgeon, and patient interest in da Vinci Single-Site, with over 200 U.S. customers having purchased da Vinci Single-Site kits as of June 30, 2012. However, as we are in the early stages of introducing this instrumentation to the U.S. market, we are not able to predict the extent to which da Vinci Single-Site may be adopted. We are working on expanding our da Vinci Single-Site instrument offering to enable its use in additional indications. However, we are also not able to predict whether the FDA will approve Single-Site for use in other indications.

da Vinci Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our new Firefly Fluorescence Imaging product (Firefly) for use with the da Vinci Si Surgical System in the U.S. and Europe. This new imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Firefly kits configured into new da Vinci system sales are included in systems revenue, while Firefly kits sold separately for existing systems are included in instruments and accessories revenue. Adoption of Firefly is progressing, with its primary utilization in partial nephrectomy procedures. Firefly is also being used in certain gynecology and general surgery cases.

EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for the EndoWrist One Vessel Sealer. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables da Vinci Si surgeons to fully control vessel sealing, while providing the benefits of da Vinci Surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. Clinical response to the EndoWrist One Vessel Sealer has been encouraging, with positive commentary on precision, articulation, vessel sealing quality and thermal spread. We expect applications for the EndoWrist One Vessel Sealer to be centered on general surgery and gynecologic oncology procedures. As we are still in the early stages of introducing EndoWrist One Vessel Sealer and are not able to predict the extent to which the EndoWrist One Vessel Sealer may be adopted.

Other Product Introductions. In the second quarter of 2011, we released in the U.S. and Europe our new thoracic grasper and dissecting bipolar instruments. In the U.S. we also released a medium/large clip applier. These new instruments are targeted to enhance the da Vinci System’s surgical capability in emerging lobectomy and general surgery procedures. We also received the CE mark in the second quarter of 2011 and FDA approval in the third quarter of 2011 for our new suction-irrigation instrument, which is also designed to facilitate thoracic as well as general surgery and gynecologic procedures.

Second Quarter 2012 Financial Highlights

•	Total revenue increased 26% to $536.5 million during the three months ended June 30, 2012 from $425.7 million during the three months ended June 30, 2011.

•	da Vinci procedures performed during the three months ended June 30, 2012 were up approximately 26% compared with the three months ended June 30, 2011.

•	Instruments and accessories revenue increased 30% to $223.7 million during the three months ended June 30, 2012 from $171.5 million during the three months ended June 30, 2011.

•

Recurring revenue increased 28% to $307.1 million during the three months ended June 30, 2012, representing 57% of total revenue, from $239.1 million during the three months ended June 30, 2011, representing 56% of total revenue.

•	We sold 150 da Vinci Surgical Systems during the three months ended June 30, 2012, compared with 129 during the three months ended June 30, 2011.

•	System revenue increased 23% to $229.4 million during the three months ended June 30, 2012 from $186.6 million during the three months ended June 30, 2011.

•	As of June 30, 2012, we had a da Vinci Surgical System installed base of 2,341 systems, 1,707 in the United States, 389 in Europe, and 245 in the rest of the world.

•

We added 82 employees during the three months ended June 30, 2012, of which the majority were in field sales, service, training, and product operations, bringing our total headcount to 2,100 as of June 30, 2012.

•

Operating income increased 34% to $225.3 million during the three months ended June 30, 2012 compared with $168.1 million during the three months ended June 30, 2011. Operating income included $33.3 million and $34.8 million during the three months ended June 30, 2012 and 2011, respectively, of stock-based compensation expense related to employee stock programs.

•

As of June 30, 2012, we had $2.6 billion in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $260.2 million during the three months ended June 30, 2012 driven by cash flow from operations and $55.6 million generated from employee stock programs, partially offset by $15.2 million of stock repurchases.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited Consolidated Statements of Income information (in millions, except percentages):

	Three months Ended June 30,				Six months Ended June 30,
		% of total		% of total		% of total		% of total
	2012	revenue	2011	revenue	2012	revenue	2011	revenue
Revenue:
Products	$453.1	84%	$358.1	84%	$867.5	84%	$682.6	84%
Services	83.4	16%	67.6	16%	164.2	16%	131.2	16%

Total revenue	536.5	100%	425.7	100%	1,031.7	100%	813.8	100%

Cost of revenue:
Products	122.9	23%	93.5	22%	234.6	23%	178.3	22%
Services	27.2	5%	25.6	6%	54.8	5%	50.1	6%

Total cost of revenue	150.1	28%	119.1	28%	289.4	28%	228.4	28%

Products gross profit	330.2	61%	264.6	62%	632.9	61%	504.3	62%
Services gross profit	56.2	11%	42.0	10%	109.4	11%	81.1	10%

Gross profit	386.4	72%	306.6	72%	742.3	72%	585.4	72%

Operating expenses:
Selling, general, and administrative	120.9	23%	106.5	25%	245.1	24%	205.6	25%
Research and development	40.2	7%	32.0	8%	78.6	8%	63.4	8%

Total operating expenses	161.1	30%	138.5	33%	323.7	32%	269.0	33%

Income from operations	225.3	42%	168.1	39%	418.6	40%	316.4	39%
Interest and other income, net	4.0	1%	4.1	1%	7.8	1%	9.4	1%

Income before taxes	229.3	43%	172.2	40%	426.4	41%	325.8	40%
Income tax expense	74.4	14%	54.8	12%	128.0	12%	104.3	13%

Net income	$154.9	29%	$117.4	28%	$298.4	29%	$221.5	27%

Total Revenue

Total revenue was $536.5 million for the three months ended June 30, 2012, compared with $425.7 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, total revenue increased to $1,031.7 million from $813.8 million for the six months ended June 30, 2011. Total revenue growth for these periods was driven by the continued adoption of da Vinci Surgery, resulting largely from growth in U.S. gynecologic procedures, driven by dVH, sacrocolpopexy, endometriosis resection, and myomectomy; U.S. general surgery growth, driven by cholecystectomy and colon procedures; and dVP growth in international markets, partially offset by a decline in dVP in the U.S. dVPs in the U.S. declined year over year reflecting pressure from changes in PSA testing and non-surgical disease management. In addition, the number of procedures performed in Europe in the second quarter of 2012 was lower than those performed in the first quarter of 2012 reflecting general macro-economic pressures on spending.

Revenue within the United States accounted for 81% and 80% of total revenue for the three and six months ended June 30, 2012, and

80% and 78% of total revenue for the three and six months ended June 30, 2011, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to more rapid procedure adoption in the United States driven by the ability of patients to choose their provider and method of treatment. For the three and six months ended June 30, 2012, international revenue grew in absolute dollars compared with the prior year, primarily due to higher European sales driven by increased dVP penetration in Europe and higher system sales to early adopters in the Japanese market. The credit and sovereign debt issues impacting Europe have slowed capital sales and procedure growth in that region, and our European sales reflect a challenging economic environment.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and six months ended June 30, 2012 and 2011 (in millions, except percentages and unit sales):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Instruments and accessories	$223.7	$171.5	$431.5	$328.9
Systems	229.4	186.6	436.0	353.7

Total product revenue	453.1	358.1	867.5	682.6
Services	83.4	67.6	164.2	131.2

Total revenue	$536.5	$425.7	$1,031.7	$813.8

Recurring revenue	$307.1	$239.1	$595.7	$460.1

% of total revenue	57%	56%	58%	57%
Domestic	$435.4	$338.9	$826.1	$636.1
International	101.1	86.8	205.6	177.7

Total revenue	$536.5	$425.7	$1,031.7	$813.8

% of Revenue - Domestic	81%	80%	80%	78%
% of Revenue - International	19%	20%	20%	22%
Unit Sales by Region:
Domestic unit sales	124	99	229	188
International unit sales	26	30	61	61

Total Unit Sales	150	129	290	249

Unit Sales by Model:
da Vinci Si-e - Single console Unit Sales (3 arm)	6	4	7	7
da Vinci Si - Single console Unit Sales (4 arm)	108	96	214	190
da Vinci Si - Dual console Unit Sales	28	21	53	37

Total da Vinci Si Unit Sales	142	121	274	234
da Vinci S Unit Sales	8	8	16	15

Total Unit Sales	150	129	290	249

Unit Sales involving System Trade-ins:
Unit sales trading in da Vinci standard Surgical Systems	12	15	31	28
Unit sales trading in da Vinci S Surgical Systems	23	21	50	40

Total unit sales involving trade-ins	35	36	81	68
Unit Sales not trading in any systems	115	93	209	181

Total Unit Sales	150	129	290	249

Product Revenue

Product revenue was $453.1 million for the three months ended June 30, 2012 compared with $358.1 million for the three months ended June 30, 2011.

Instruments and accessories revenue increased 30% to $223.7 million for the three months ended June 30, 2012 compared with $171.5 million for the three months ended June 30, 2011. Instrument and accessory revenue growth was driven by approximately 26% higher da Vinci surgical procedure volume and revenue generated from initial sales of new instrument and accessory products, including Single-Site, Firefly, thoracic lung kit and the EndoWrist One Vessel Sealer, prior to procedures being performed. Overall procedure growth was led by U.S. gynecologic procedures, driven by dVH, sacrocolpopexy, endometriosis resection, and myomectomy; U.S. general surgery growth, driven by cholecystectomy and colon procedures; and dVP growth in international markets, partially offset by a decline in dVP in the U.S.

Systems revenue increased to $229.4 million during the three months ended June 30, 2012 from $186.6 million during the three months ended June 30, 2011 primarily due to higher da Vinci system unit sales and a higher average selling price (ASP). We sold 150 da Vinci Surgical Systems during the three months ended June 30, 2012, compared with 129 in the same period last year. The da Vinci system ASP was $1.53 million during the three months ended June 30, 2012, compared with $1.44 million for the three months ended June 30, 2011, driven primarily by product mix as system sales during the three months ended June 30, 2012 contained a higher proportion of dual console system, surgical simulator, and a Firefly Fluorescence Imaging configurations, which have higher prices than standard HD vision configurations, partially offset by an increased proportion of trade-ins, a favorable channel mix, and a lower proportion of systems sold to our distributors.

Product revenue was $867.5 million for the six months ended June 30, 2012 compared with $682.6 million for the six months ended June 30, 2011.

Instruments and accessories revenue increased 31% to $431.5 million for the six months ended June 30, 2012 compared with $328.9 million for the six months ended June 30, 2011. Instrument and accessory revenue growth was driven by approximately 26% higher da Vinci surgical procedure volume and revenue generated from initial sales of new instrument and accessory products, including Single-Site, Firefly, and the EndoWrist One Vessel Sealer prior to first cases being completed. Overall procedure growth was led by U.S. gynecologic procedures, driven by dVH, sacrocolpopexy, endometriosis resection, and myomectomy; U.S. general surgery growth, driven by cholecystectomy and colon procedures; and dVP growth in international markets, partially offset by a decline in dVP in the U.S.

Systems revenue increased to $436.0 million during the six months ended June 30, 2012 from $353.7 million during the six months ended June 30, 2011 primarily due to higher da Vinci system unit sales and a higher average selling price (ASP). We sold 290 da Vinci Surgical Systems during the six months ended June 30, 2012, compared with 249 in the same period last year. The da Vinci system ASP was $1.50 million during the six months ended June 30, 2012, compared with $1.41 million for the six months ended June 30, 2011, driven primarily by product mix as system sales during the six months ended June 30, 2012 contained a higher proportion of dual console system, surgical simulator, and a Firefly Fluorescence Imaging configurations, which have higher prices than standard HD vision configurations.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 23% to $83.4 million for the three months ended June 30, 2012 compared with $67.6 million for the three months ended June 30, 2011 and increased 25% to 164.2 million for the six months ended June 30, 2012 compared with $131.2 million for the six months ended June 30, 2011. We typically enter into multi-year, fixed revenue system service contracts at the time systems are sold. The large majority of these service contracts have been renewed at the end of the initial contract periods. Higher service revenue during the three months ended June 30, 2012 was primarily driven by a larger base of da Vinci Surgical Systems.

Gross Profit

Product gross profit for the three months ended June 30, 2012 increased 25% to $330.2 million, or 72.9% of product revenue, compared with $264.6 million, or 73.9% of product revenue, for the three months ended June 30, 2011. Product gross profit for the six months ended June 30, 2012 increased 26% to $632.9 million, or 73.0% of product revenue, compared with $504.3 million, or 73.9% of product revenue, for the six months ended June 30, 2011. The higher 2012 product gross profit was driven by higher product revenue, as described above. The slightly lower 2012 product gross profit percentage primarily reflects the introduction of newly launched products possessing lower margins at their introduction point, particularly da Vinci Single-Site Instruments and the EndoWrist One Vessel Sealer, and higher charges taken for inventory. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time as volumes increase, and we refine the manufacturing processes and products, we would expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based on the volume and complexity of the product. Product gross profit for the three months ended June 30, 2012 and 2011 reflected stock-based compensation expense of $3.1 million and $3.2 million, respectively. Product gross profit for the six months ended June 30, 2012 and 2011 reflected stock-based compensation expense of $6.2 million and $6.0 million, respectively.

Service gross profit during the three months ended June 30, 2012 was $56.2 million, or 67.4% of service revenue, compared with $42.0 million, or 62.1% of service revenue during the three months ended June 30, 2011. Service gross profit during the six months ended June 30, 2012 was $109.4 million, or 66.6% of service revenue, compared with $81.1 million, or 61.8% of service revenue during the six months ended June 30, 2011. The higher 2012 service gross profit was driven by a larger installed base of da Vinci Surgical Systems. The higher 2012 gross service profit percentage was primarily driven by reduced service parts consumption rates and lower costs associated with field upgrades. Service gross profit for the three months ended June 30, 2012 and 2011 reflected stock-based compensation expense of $2.7 million and $2.8 million, respectively. Service gross profit for the six months ended June 30, 2012 and 2011 reflected stock-based compensation expense of $5.5 million and $5.3 million, respectively.

In the past, annual stock option awards were granted on February 15th (or the next business day if February 15th was not a business day). These stock option awards typically vested 1/8 at the end of six months and 1/48 per month thereafter through a four year period and had a ten year term. Beginning 2012, to help promote retention, stock options are awarded bi-annually on February 15th and August 15th (or the next business day if the date is not a business day). The February 15th stock option awards are subjected to a four-year vesting period, while the August 15th stock option awards are subjected to a 3.5-year vesting period, with 7/48 vesting at the end of one month and 1/48 per month thereafter. As a result of this change in option grant practice, and assuming the Black-Scholes value assigned to the options to be granted on August 15th is the same as those granted on February 15th, our stock-based compensation in the first and second quarters of 2012 was approximately $3.0 million and $5.0 million lower, respectively lower than it otherwise would have been had the historical option practice been maintained, and our stock-based compensation expense is expected to be approximately $8.0 million more in the third quarter of 2012 than it otherwise would have been.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, regulatory fees, and general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2012 increased 14% to $120.9 million compared with $106.5 million for the three months ended June 30, 2011. Selling, general and administrative expenses for the six months ended June 30, 2012 increased 19% to $245.1 million compared with $205.6 million for the six months ended June 30, 2011. The increases were due to organizational growth to support our expanding business, particularly in the clinical field sales function, higher commissions related to higher revenue levels, and increased general corporate expenses. Stock-based compensation expense during the three months ended June 30, 2012 and 2011 were approximately $20.3 million and $21.4 million, respectively. Stock-based compensation expense during the six months ended June 30, 2012 and 2011 were approximately $41.5 million and $41.6 million, respectively.

Please refer to our stock option grant practice discussion in the Gross Profit section above for information on the increase of our stock-based compensation expense in the third quarter of 2012.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

R&D expenses for the three months ended June 30, 2012 increased 26% to $40.2 million compared with $32.0 million for the three months ended June 30, 2011. Research and development expenses for the six months ended June 30, 2012 increased 24% to $78.6 million compared with $63.4 million for the six months ended June 30, 2011. The increases were driven by growth in our research and development organization and higher prototype costs. Prototype costs vary by quarter to quarter due to product development life cycles. Amortization expense related to purchased intellectual property during the three months ended June 30, 2012 and 2011 were $3.3 million and $3.4 million, respectively. Amortization expense related to purchased intellectual property during the six months ended June 30, 2012 and 2011 were $6.6 million and $7.0 million, respectively. Stock-based compensation expense during the three months ended June 30, 2012 and 2011 were approximately $7.2 million and $7.4 million, respectively. Stock-based compensation expense during the six months ended June 30, 2012 and 2011 were approximately $14.5 million and $14.0 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expense, including co-development arrangements with industry partners, will continue to increase in the future. Specifically, prototype expenses are expected to increase substantially for the third quarter of 2012 and then normalize in the fourth quarter.

Please refer to our stock option grant practice discussion in the Gross Profit section above for information on the increase of our stock compensation expense in the third quarter of 2012.

Interest and Other Income (Expense), Net

Interest and other income, net for the three months ended June 30, 2012 and 2011 was $4.0 million and $4.1 million, respectively. Interest and other income, net for the six months ended June 30, 2012 and 2011 were $7.8 million and $9.4 million, respectively. The decline was driven by lower other non-operating gains, partially offset by higher interest income resulting from lower rates earned on higher cash and investment balances.

Income Tax Expense

Income tax expense for the three months ended June 30, 2012 was $74.4 million, or 32.4% of pre-tax income, compared with $54.8 million, or 31.8% of pre-tax income for the three months ended June 30, 2011. Income tax expense for the six months ended June 30, 2012 was $128.0 million, or 30.0% of pre-tax income, compared with $104.3 million, or 32.0% of pre-tax income for the six months ended June 30, 2011. The effective tax rates for the three and six month periods ended June 30, 2012 and 2011 differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes net of federal benefit, non-deductible stock option expenses, and research and development (“R&D”) credits in 2011. The higher effective rate for the three months ended June 30, 2012 compared with the same period in 2011 is primarily due to a lower proportion of foreign earnings. The lower effective tax rate for the six months ended June 30, 2012 compared with the same period in 2011 is primarily due to the discrete recognition of certain previously unrecognized tax benefits as a result of a new IRS guidance issued in February 2012, partially offset by the expiration of federal R&D credit.

As of June 30, 2012, we had total gross unrecognized tax benefits of approximately $97.2 million compared with approximately $98.1 million as of December 31, 2011, representing a decrease of approximately $0.9 million during the six months ended June 30, 2012, which is primarily related to a release of reserves due to re-evaluation of certain previously unrecognized tax benefits resulting from new IRS guidance issued in February 2012, partially offset by increases during the first half of 2012 related to other uncertain tax positions. Of the total gross unrecognized tax benefits, $92.9 million and $93.8 million as of June 30, 2012 and December 31, 2011, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $8.8 million and $7.9 million as of June 30, 2012 and December 31, 2011, respectively.

Our effective tax rate for the three and six months ended June 30, 2012 does not include the tax benefit from federal R&D credit as the credit expired at the end of year 2011. If the credit is reinstated retroactively, the tax benefit will be recorded discretely in the period in which the credit is reinstated by the tax law.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $2.2 billion at December 31, 2011 to $2.6 billion at June 30, 2012. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of June 30, 2012, $367.9 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

Consolidated Cash Flow Data (unaudited)

	Six Months Ended June 30,

	2012	2011
	(in millions)
Net cash provided by (used in)
Operating activities	$383.0	$306.3
Investing activities	(532.3)	(169.8)
Financing activities	168.0	(35.1)
Effect of exchange rates on cash and cash equivalents	(0.1)	0.8

Net increase (decrease) in cash and cash equivalents	$18.6	$102.2

Operating Activities

For the six months ended June 30, 2012, cash flow from operations of $383.0 million exceeded our net income of $298.4 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $104.0 million during the six months ended June 30, 2012.

2.	Cash used in working capital and other assets during the six months ended June 30, 2012 was approximately $19.4 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. The increase in accounts receivable by $21.9 million or 7% during the six months ended June 30, 2012 is due to increased revenue. The increase in inventory by $5.0 million or 4% during the six months ended June 30, 2012 is due to our business growth and expanded product offerings. Prepaid and other assets increased by $4.4 million or 21% during the six months ended June 30, 2012 primarily due to payment of estimated taxes. Deferred revenue increased by $12.9 million or 8% due to the increase in the number of installed systems for which service contracts exist.

For the six months ended June 30, 2011, cash flow from operations of $306.3 million exceeded our net income of $221.5 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $96.9 million during the six months ended June 30, 2011.

2.	Cash used in working capital and other assets during the six months ended June 30, 2011 was approximately $12.1 million.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2012 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $468.7 million, purchase of property and equipment, intellectual property and business of $63.6 million. In the third quarter of 2012, we plan to begin construction of a new building in Sunnyvale, California, near our corporate headquarters. As a result, we expect our capital expenditures to be higher in the future periods. Net cash used in investing activities during the six months ended June 30, 2011 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $116.6 million, and purchases of property, equipment and intellectual property of $53.2 million. The $53.2 million of property, equipment and intellectual property includes $33.1 million in cash used when we completed our purchase of land and buildings near our headquarters in Sunnyvale, California. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital intensive business.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2012 consisted primarily of proceeds from stock option exercises and employee stock purchases of $138.5 million and excess tax benefits from stock-based compensation of $44.7 million, offset by $15.2 million used in the repurchase of approximately 29,000 shares of our common stock through open market transactions. Net cash used in financing activities during the six months ended June 30, 2011 consisted primarily of $150.7 million for the repurchase of approximately 437,000 shares of our common stock through open market transactions, offset by proceeds from stock option exercises and employee stock purchases of $91.2 million and excess tax benefits from stock-based compensation of $24.4 million.

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

There have been no material changes in our market risk during the six months ended June 30, 2012 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against us and seven of our current and former officers and directors in the U.S. District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, we filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. We filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 our motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in our favor on June 1, 2012. Plaintiffs filed a notice of appeal on June 20, 2012.

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

ITEM 1A.	RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the three months ended June 30, 2012:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2012 to April 30, 2012	—	$—	—	$568.2 million
May 1, 2012 to May 31, 2012	—	$—	—	$568.2 million
June 1, 2012 to June 30, 2012	29,106	$523.06	29,106	$553.0 million

Total during quarter ended June 30, 2011	29,106	$523.06	29,106	$553.0 million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2012.

3.3	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.1	Intuitive Surgical, Inc. 2010 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 4.1 on Form S-8 filed with the Securities and Exchange Commission on April 20, 2012).

10.2	Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan, as amended and restated (incorporated by reference to Exhibit 4.2 on Form S-8 filed with the Securities and Exchange Commission on April 20, 2012).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

(Registrant)

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Date: July 20, 2012