Form 10-Q
period 2012-09-30
INTUITIVE SURGICAL INC
filed 2012-10-18
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Registrant had 39,763,191shares of Common Stock, $0.001 par value per share, outstanding as of October 10, 2012.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUES)

(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$396.2	$465.8
Short-term investments	745.2	563.4
Accounts receivable, net	336.2	297.9
Inventory	125.8	112.1
Prepaids and other current assets	42.6	20.9
Deferred tax assets	7.1	6.2

Total current assets	1,653.1	1,466.3
Property, plant and equipment, net	223.4	197.2
Long-term investments	1,559.7	1,142.6
Long-term deferred tax assets	88.1	69.1
Intangible and other assets, net	69.8	71.0
Goodwill	138.1	116.9

Total assets	$3,732.2	$3,063.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56.1	$45.8
Accrued compensation and employee benefits	74.9	83.1
Deferred revenue	171.8	154.2
Other accrued liabilities	62.1	37.5

Total current liabilities	364.9	320.6
Other long-term liabilities	73.8	96.9

Total liabilities	438.7	417.5

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.8 and 39.3 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	2,078.9	1,742.8
Retained earnings	1,208.8	901.9
Accumulated other comprehensive income	5.8	0.9

Total stockholders’ equity	3,293.5	2,645.6

Total liabilities and stockholders’ equity	$3,732.2	$3,063.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$450.0	$374.9	$1,317.5	$1,057.5
Service	87.8	71.8	252.0	203.0

Total revenue	537.8	446.7	1,569.5	1,260.5
Cost of revenue:
Product	119.3	96.2	353.9	274.5
Service	28.4	25.0	83.2	75.1

Total cost of revenue	147.7	121.2	437.1	349.6

Gross profit	390.1	325.5	1,132.4	910.9

Operating expenses:
Selling, general, and administrative	129.0	111.2	374.1	316.8
Research and development	49.7	35.4	128.3	98.8

Total operating expenses	178.7	146.6	502.4	415.6

Income from operations	211.4	178.9	630.0	495.3
Interest and other income (expense), net	4.3	1.9	12.1	11.3

Income before taxes	215.7	180.8	642.1	506.6
Income tax expense	32.4	58.4	160.4	162.7

Net income	$183.3	$122.4	$481.7	$343.9

Net income per share:
Basic	$4.59	$3.13	$12.10	$8.77

Diluted	$4.46	$3.05	$11.72	$8.55

Shares used in computing net income per share:
Basic	39.9	39.1	39.8	39.2

Diluted	41.1	40.1	41.1	40.2

Total comprehensive income	$185.5	$121.3	$486.6	$343.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$481.7	$343.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.2	20.9
Amortization of intangible assets	17.2	13.1
Accretion of discounts and amortization of premiums on investments, net	23.8	16.0
Deferred income taxes	(19.3)	8.2
Income tax benefits from employee stock option plans	54.8	36.2
Excess tax benefit from stock-based compensation	(54.7)	(44.9)
Stock-based compensation expense	115.0	101.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34.8)	(18.2)
Inventory	(11.4)	(21.8)
Prepaids and other assets	(5.5)	(7.6)
Accounts payable	6.9	7.5
Accrued compensation and employee benefits	(8.1)	(3.2)
Deferred revenue	16.3	17.7
Other accrued liabilities	(10.1)	(5.7)

Net cash provided by operating activities	597.0	463.9

Investing Activities:
Purchase of investments	(1,448.8)	(1,176.0)
Proceeds from sales of investments	262.8	371.1
Proceeds from maturities of investments	569.1	532.0
Purchase of property, plant and equipment, intellectual property and business	(53.1)	(67.7)
Acquisition of business, net of cash acquired	(27.6)	—
Acquisition-related restricted cash	(15.0)	—

Net cash used in investing activities	(712.6)	(340.6)

Financing Activities:
Proceeds from issuance of common stock, net	176.5	181.6
Excess tax benefit from stock-based compensation	54.7	44.9
Repurchase and retirement of common stock	(185.1)	(331.8)

Net cash provided by (used in) financing activities	46.1	(105.3)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4

Net increase (decrease) in cash and cash equivalents	(69.6)	18.4
Cash and cash equivalents, beginning of period	465.8	279.8

Cash and cash equivalents, end of period	$396.2	$298.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc., and its wholly-owned subsidiaries.

NOTE 1. DESCRIPTION OF BUSINESS

Intuitive designs, manufactures and markets da Vinci Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that the Company believes represent a new generation of surgery. The Company believes that this new generation of surgery, which the Company calls da Vinci Surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and 3-D, High-Definition (“HD”) vision while simultaneously allowing them to work through the small ports of MIS.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2011 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on February 6, 2012. The results of operations for the first nine months of fiscal 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

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

•

Instruments and accessories. Revenue from sales of instruments and accessories is generally recognized when the product has been shipped. The Company records an allowance on instruments and accessories sales returns based on historical returns experience.

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

As part of a trade-in transaction, the customer receives a new generation system in exchange for its older used system. The trade-in credit is negotiated at the time of the trade-in and is applied towards the purchase price of the new generation unit. Traded-in systems can be reconditioned and resold. The Company accounts for trade-ins consistent with the guidance in AICPA Technical Practice Aid 5100.01, Equipment Sales Net of Trade-Ins (“TPA 5100.01”). The Company applies the accounting guidance by crediting system revenue for the negotiated price of the new generation system, and the difference between (a) the trade-in allowance and (b) the amount determined by pricing the trade-in system at net realizable value minus a normal profit margin, is treated as a sales allowance. The value of the traded-in system is determined as the amount to which when reconditioning costs are added, will allow a normal profit margin on the sale of the reconditioned unit. When there is no market for the traded-in units, no value is assigned. Traded-in units are reported as a component of inventory until reconditioned and resold, or otherwise disposed.

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

Subsequent to the adoption of the new revenue accounting principles, for multiple-element arrangements entered into on or after January 1, 2010, revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on estimated selling price (“ESP”) when VSOE and TPE do not exist.

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

New Accounting Standards Recently Adopted

Effective January 1, 2012, the Company adopted guidance which eliminates the current option to report other comprehensive income (“OCI”) and its components in the statement of changes in stockholders’ equity and elected to disclose OCI in a single continuous statement during interim reporting periods.

Effective January 1, 2012, the Company adopted the new accounting guidance which allows a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The adoption did not have any impact on the Company’s consolidated financial statements.

NOTE 3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Investments

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2012 and December 31, 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2012
Cash	$57.2	$—	$—	$57.2	$57.2	$—	$—
Level 1:
Money market funds	299.1	—	—	299.1	299.1	—	—
U.S. Treasuries & corporate equity securities	205.3	0.2	—	205.5	—	155.2	50.3

Subtotal	504.4	0.2	—	504.6	299.1	155.2	50.3

Level 2:
Commercial paper	106.5	—	—	106.5	39.9	66.6	—
Corporate securities	910.8	6.8	(0.1)	917.5	—	271.7	645.8
U.S. government agencies	666.5	2.9	—	669.4	—	133.7	535.7
Non-U.S. government securities	92.0	0.7	—	92.7	—	22.8	69.9
Municipal securities	340.6	1.6	(0.1)	342.1	—	95.2	246.9

Subtotal	2,116.4	12.0	(0.2)	2,128.2	39.9	590.0	1,498.3

Level 3:
Municipal securities	13.0	—	(1.9)	11.1	—	—	11.1

Subtotal	13.0	—	(1.9)	11.1	—	—	11.1

Total assets measured at fair value	$2,691.0	$12.2	$(2.1)	$2,701.1	$396.2	$745.2	$1,559.7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2011
Cash	$51.6	$—	$—	$51.6	$51.6	$—	$—
Level 1:
Money market funds	403.2	—	—	403.2	403.2	—	—
U.S. Treasuries & corporate equity securities	183.9	0.5	—	184.4	—	130.5	53.9

Sub-total	587.1	0.5	—	587.6	403.2	130.5	53.9

Level 2:
Commercial paper	63.5	—	—	63.5	11.0	52.5	—
Corporate securities	586.6	3.0	(1.4)	588.2	—	162.4	425.8
U.S. government agencies	521.1	1.4	(0.1)	522.4	—	126.6	395.8
Non-U.S. government securities	68.7	0.4	(0.1)	69.0	—	1.3	67.7
Municipal securities	272.1	1.1	(0.1)	273.1	—	90.1	183.0

Sub-total	1,512.0	5.9	(1.7)	1,516.2	11.0	432.9	1,072.3

Level 3:
Municipal securities	20.0	—	(3.6)	16.4	—	—	16.4

Sub-total	20.0	—	(3.6)	16.4	—	—	16.4

Total assets measured at fair value	$2,170.7	$6.4	$(5.3)	$2,171.8	$465.8	$563.4	$1,142.6

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments, excluding corporate equity securities, at September 30, 2012 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,082.3	$1,083.5
Mature in one to five years	1,537.9	1,548.6
Mature after five years	13.0	11.1

Total	$2,633.2	$2,643.2

During the three and nine months ended September 30, 2012, realized gains or losses recognized on the sale of investments were not significant. Net realized gains recognized on the sale of investments during the three and nine months ended September 30, 2011 were approximately $2.5 million. As of September 30, 2012 and December 31, 2011, net unrealized gains (losses), net of tax of $6.9 million and $1.1 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets. At September 30, 2012, the Company evaluated its gross unrealized losses, the majority of which are from auction-rate securities (“ARS”), and determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investment’s fair value has been less than the cost basis; the financial condition and near-term prospects of the issuer; extent of the loss related to credit of the issuer; the expected cash flows from the security; the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

There have been no transfers between Level 1 and Level 2 measurements since December 31, 2011, and there were no changes in the Company’s valuation technique. Level 3 assets consist of ARS whose underlying assets are student loans which are generally backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of September 30, 2012, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivatives

The Company had $2.2 million of derivative liabilities recorded as other accrued liabilities in the Condensed Consolidated Balance Sheets at September 30, 2012, compared to $3.5 million of derivative assets recorded as prepaid and other assets at December 31, 2011. The derivative assets and liabilities are measured using Level 2 fair value inputs.

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the European Euro (“Euro or €”), the British Pound (“GBP or £”) and the Korean Won (“KRW”).

As of September 30, 2012, the Company had notional amounts of €19.4 million and KRW1.6 billion of outstanding currency forward contracts entered into to hedge Euro and KRW denominated sales, compared to none at December 31, 2011. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the three and nine months ended September 30, 2012 and 2011 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the three and nine months ended September 30, 2012 and 2011.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, the GBP, the Swiss Franc (“CHF”) and the KRW.

As of September 30, 2012, the Company had notional amounts of €21.7 million, £2.3 million, CHF(1.5) million and KRW6,327.0 million of outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and liabilities, compared to €35.0 million, £1.8 million and CHF(1.7) million at December 31, 2011. For the three months ended September 30, 2012 and 2011, the Company had recognized gains (losses) of approximately $(0.2) million and $0.8 million, respectively, in interest and other income (expense), net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $0 and $(1.7) million of net foreign exchange gains (losses) during the three months ended September 30, 2012 and 2011, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets and liabilities. For the nine months ended September 30, 2012 and 2011, the Company had recognized gains (losses) of approximately $0.4 million and $(2.4) million, respectively, in interest and other income (expense), net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $(0.6) million and $1.5 million of net foreign exchange gains (losses) during the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4. BALANCE SHEET DETAILS

Inventory

The following table provides inventory details (in millions):

	September 30, 2012	December 31, 2011
Inventory
Raw materials	$37.2	$34.8
Work-in-process	3.1	2.5
Finished goods	85.5	74.8

Total	$125.8	$112.1

Goodwill and intangible and other assets

The increases in goodwill and intangible assets as of September 30, 2012 compared with December 31, 2011 were primarily related to the acquisition of the Company’s Korean distributor on January 11, 2012. The intangible assets acquired are primarily being amortized over seven years.

NOTE 5. CONTINGENCIES

On August 6, 2010, a shareholder purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 the Company filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. The Company filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 the Company’s motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in the Company’s favor on June 1, 2012. Plaintiffs filed a notice of appeal on June 20, 2012. That appeal remains pending.

On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company’s current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed an essentially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company’s current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above.

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

NOTE 6. STOCKHOLDERS’ EQUITY

Share Repurchase Program

As of September 30, 2012, the total amount of share repurchases authorized by the Company’s Board of Directors (the “Board”) and the cumulative share repurchases made to date were $1,248.7 million and $865.6 million, respectively. As of September 30, 2012, the remaining authorized amount of share repurchases that may be made under the Board-authorized share repurchase program was approximately $383.1 million.

The following table provides the share repurchase activities during the three and nine months ended September 30, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares repurchased	0.3	0.5	0.4	1.0
Average price per share	$495.09	$344.36	$497.28	$344.72
Value of shares repurchased	$169.8	$181.1	$185.1	$331.8

NOTE 7. STOCK-BASED COMPENSATION

Stock Option Plans

A summary of stock option activity under all stock plans for the nine months ended September 30, 2012 is presented as follows (in millions, except per share amounts):

		Stock Options Outstanding
	Shares		Weighted Average
	Available	Number	Exercise Price
	for Grant	Outstanding	Per Share
Balance at December 31, 2011	1.6	4.7	$254.19
Options authorized	1.4	—	—
Options granted	(1.4)	1.4	512.50
Options exercised	—	(0.7)	214.82
Options forfeited/expired	0.1	(0.2)	361.44

Balance at September 30, 2012	1.7	5.2	$324.59

As of September 30, 2012, 2.7 million options were exercisable at a weighted-average price of $247.29 per share.

New Option Grant Practice

In the past, annual stock option awards were granted on February 15th (or the next business day if February 15th was not a business day). These stock option awards typically vested 1/8 at the end of six months and 1/48 per month thereafter through a four-year period and had a ten-year term. Beginning in 2012, stock options have been awarded to employees bi-annually on February 15th and August 15th (or the next business day if the date is not a business day). The February 15th stock option awards are subjected to a four-year vesting period, while the August 15th stock option awards are subjected to a 3.5-year vesting period, with 7/48 vesting at the end of one month and 1/48 per month thereafter.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $27.8 million and 0.1 million shares for $18.5 million during the nine months ended September 30, 2012 and 2011, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation charges (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of sales - products	$4.3	$3.2	$10.6	$9.2
Cost of sales - services	4.1	2.9	9.6	8.2

Total cost of sales	8.4	6.1	20.2	17.4
Selling, general and administrative	28.2	21.4	69.7	63.0
Research and development	10.7	7.4	25.1	21.4

Stock-based compensation expense before income taxes	47.3	34.9	115.0	101.8
Income taxes	14.9	10.4	36.0	32.1

Stock-based compensation expense after income tax effect	$32.4	$24.5	$79.0	$69.7

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock Options
Average risk free interest rate	0.80%	1.13%	0.81%	2.24%
Average expected term (years)	4.1	4.5	4.3	4.8
Average expected volatility	35%	35%	33%	35%
Weighted average fair value at grant date	$148.05	$115.09	$145.60	$114.69
Total stock-based compensation expense (in millions)	$43.3	$32.9	$105.1	$95.7

ESPP
Average risk free interest rate	0.19%	0.27	0.17%	0.32%
Average expected term (years)	1.3	1.3	1.3	1.3
Average expected volatility	32%	31	32%	33%
Weighted average fair value at grant date	143.36	$112.75	$138.61	$99.94
Total stock-based compensation expense (in millions)	$4.0	$2.0	$9.9	$6.1

NOTE 8. INCOME TAXES

Income tax expense for the three months ended September 30, 2012 was $32.4 million, or 15.0% of pre-tax income, compared with $58.4 million, or 32.3% of pre-tax income for the three months ended September 30, 2011. Income tax expense for the nine months ended September 30, 2012 was $160.4 million, or 25% of pre-tax income, compared with $162.7 million, or 32.1% of pre-tax income for the nine months ended September 30, 2011. The Company’s effective tax rates for all these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate partially offset by state income taxes and non-deductible stock option expenses. The Company intends to indefinitely reinvest all of its undistributed foreign earnings outside the United States. The income tax provision for the three and nine months ended September 30, 2012 reflected discrete benefits of $35.1 million primarily associated with the reversal of unrecognized tax benefits in connection with the expiration of certain statutes of limitations in multiple jurisdictions and $2.5 million associated with the filing of the Company’s 2011 federal tax returns. The income tax provision for the nine months ended September 30, 2012 also included a discrete recognition of certain previously unrecognized tax benefits as a result of new IRS guidance issued in the first quarter of 2012.

As of September 30, 2012, the Company had total gross unrecognized tax benefits of approximately $81.1 million compared with approximately $98.1 million as of December 31, 2011, representing a net decrease of approximately $17.0 million for the nine months ended September 30, 2012. The net decrease is primarily related to the reversal of previously unrecognized tax benefits of $41.2 million as a result of the expiration of certain statutes of limitations in multiple jurisdictions, and the release of reserves due to re-evaluation of certain previously unrecognized tax positions as a result of new IRS guidance issued in February 2012, partially offset by increases during the first nine months of 2012 related to other uncertain tax positions. Of the total gross unrecognized tax benefits, $76.8 million and $93.8 million as of September 30, 2012 and December 31, 2011, respectively, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $4.0 million and $7.9 million, respectively, as of September 30, 2012 and December 31, 2011, representing a decrease of $3.9 million related to the expiration of statutes of limitations, net with increase related to other unrecognized tax positions.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Generally, years before 2009 are closed for most significant jurisdictions except for certain states, for which all years since inception remain open due to utilization of net operating losses and R&D credits generated in prior years or longer statutes of limitations. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they reverse.

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$183.3	$122.4	$481.7	$343.9
Basic:
Weighted-average shares outstanding	39.9	39.1	39.8	39.2

Basic net income per share	$4.59	$3.13	$12.10	$8.77

Diluted:
Weighted-average shares outstanding used in basic calculation	39.9	39.1	39.8	39.2
Add common stock equivalents	1.2	1.0	1.3	1.0

Weighted-average shares used in computing diluted net income per share	41.1	40.1	41.1	40.2

Diluted net income per share	$4.46	$3.05	$11.72	$8.55

Employee stock options to purchase approximately 1.1 million and 2.2 million weighted shares for the three months ended September 30, 2012 and 2011, respectively, and 0.8 million and 2.2 million weighted shares for the nine months ended September 30, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, and “our” refer to Intuitive Surgical, Inc., and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of September 30, 2012 and results of operations for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Intuitive® , Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® Si HD Surgical System™, da Vinci S HD Surgical System®, da Vinci® Si™, da Vinci® Si-e™, EndoWrist®, EndoWrist® One™, Single-Site™, DVSTAT®, Firefly™ and InSite® are trademarks of Intuitive Surgical, Inc.

Overview

Products. We design, manufacture and market da Vinci Surgical Systems, which are advanced surgical systems that we believe represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci surgery, extends the benefits of minimally invasive surgery (“MIS”) to a broader patient base. The da Vinci Surgical System consists of a surgeon’s console, or consoles, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates the surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. We believe that the da Vinci Surgical System provides the surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D, HD vision, while simultaneously allowing the surgeons to work through the small ports of MIS.

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

Business Model. In our business model, we generate revenue from both the initial capital sales of new and refurbished da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories, and service. The new and refurbished da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending on configuration and geography, and represents a significant capital equipment investment for our customers. We then generate recurring revenue as our customers consume our EndoWrist instruments and accessory products for use in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We also generate recurring revenue from ongoing system service. We typically enter into multi-year service contracts at the time systems are sold generally at an annual rate of approximately $100,000 to $170,000 per year, depending on the configuration of the underlying system. The large majority of these service contracts have been renewed at the end of the initial contract periods.

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $752.7 million, or 53% of total revenue in 2010 to $979.5 million, or 56% of total revenue in 2011 to $901.5 million, or 57% of total revenue in the nine months ended September 30, 2012. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems and gradually increasing customer utilization per system. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,462 at September 30, 2012, compared with 2,132 at December 31, 2011 and 2,031 at September 30, 2011.

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

Procedures

The adoption of da Vinci surgery has the potential to progress for those procedures that offer greater patient value than non-da Vinci alternatives. We model patient value as equal to procedure efficacy / invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of robotic surgery is higher than alternate treatment options, patients may seek out surgeons and hospitals that offer that specific da Vinci procedure. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternatives for the same disease state.

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

In 2011, approximately 360,000 surgical procedures were performed with the da Vinci Surgical System, up approximately 29% compared with 2010. The growth in our overall procedure volume was driven primarily by da Vinci Hysterectomy (dVH) in the U.S., da Vinci Prostatectomy (dVP) outside the U.S. and other urologic and gynecologic procedures including Nephrectomy (partial and full), Sacrocolpopexy, Myomectomy and Endometriosis Resection in the U.S. Emerging procedures within other specialties, including lobectomy for lung cancer and low anterior resection for colon cancer also contributed to 2011 procedure growth.

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

dVP procedure volume grew from approximately 98,000 cases in 2010 to approximately 113,000 cases worldwide in 2011. We estimate that the majority of the approximately 85,000 prostatectomies performed in the U.S. in 2011 were done robotically with the da Vinci Surgical System. The majority of our 2011 worldwide dVP growth came from European markets, led by Germany and France.

Other procedures (non-dVH/dVP) grew over approximately 40% in 2011 to approximately 101,000 cases. Growth in these other procedures was driven by da Vinci adoption in urologic and gynecologic procedures such as da Vinci Partial Nephrectomy and da Vinci Sacrocolpopexy as well as early stage growth in other emerging procedures from other surgical specialties, including lobectomy for lung cancer, low anterior resection for colon cancer, and transoral robotic surgery (“TORS”) for head and neck surgery. While early results in emerging procedures are encouraging and may point to significant patient value, their growth is off of smaller absolute bases and their future growth rates are uncertain.

Total 2012 da Vinci procedures through the first three quarters grew approximately 25%, driven by growth in Gynecology and General Surgery procedures in the U.S., partially offset by an approximately 20% reduction in dVP procedures in the U.S. We believe the reduction in dVP procedures in the U.S. primarily reflects pressures from reduced levels of prostate-specific antigen (“PSA”) testing and increases in non-surgical disease management. dVP’s and total procedures have declined in Europe from the first quarter of 2012 to the second and third quarters of 2012, reflecting seasonality and austerity measures as well as the PSA testing and non-surgical disease management trends that have impacted the U.S.

Regulatory Activities

We believe that we have obtained the clearances required to market our products to our targeted surgical specialties within the United States and most of Europe. As we make additions to target procedures and introduce new products, we will continue to seek necessary clearances.

In November 2009, we received regulatory (Shonin) approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci S System in Japan. We have sold 70 systems into Japan through September 30, 2012. These sales were primarily made to early adopters. Since receiving Shonin approval, we have been focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan and building our own organization, Intuitive Surgical Japan. Prior to April 2012, we had partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (“JJKK”) in our Japanese regulatory process. In

April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.

2012 Business Events and Trends

Economic Environment. The credit and sovereign debt issues impacting Europe have slowed capital sales and curtailed procedure growth throughout most of 2012. European procedure growth of approximately 17% for the nine months ended September 30, 2012 was lower than we anticipated. Although capital sales and procedure growth outside of Europe have been strong, European uncertainties could adversely impact demand for our products globally. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical factors.

da Vinci Prostatectomy. The U.S. Preventive Service Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, have led to a decline in our dVP business. We estimate that U.S. dVP declined approximately 20% in the third quarter of 2012 compared with the same period in 2011. We are unable to predict the extent to which these recommendations and treatment pattern changes will be followed by governments or clinicians within non-U.S. jurisdictions.

da Vinci Skills Simulator. In the first quarter of 2011, we began shipping our da Vinci Skills Simulator. The simulator is a practice tool for the da Vinci Si Surgical System that gives a user the opportunity to practice in his or her facility with the surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System. Most da Vinci Skills Simulators have been sold in connection with new da Vinci Si Surgical System sales. We sold 87 and 310 da Vinci Skills Simulators during the three and nine months ended September, 2012, respectively, compared with 98 and 260 units during the same periods in 2011.

da Vinci Single-Site Instruments. da Vinci Single-Site is a set of instruments and accessories that allow the da Vinci Si systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, however, physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011, we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The majority of da Vinci Single-Site procedures performed in Europe to date has been cholecystectomies. In December 2011, we received Food and Drug Administration (“FDA”) FDA regulatory clearance to market our Single-Site instrumentation in the United States for laparoscopic cholecystectomy procedures, our only United States clearance to date. We are encouraged by early hospital, surgeon, and patient interest in da Vinci Single-Site, with over 350 U.S. customers having purchased da Vinci Single-Site kits as of September 30, 2012. However, as we are in the early stages of introducing this instrumentation to the U.S. market, we are not able to predict the extent to which da Vinci Single-Site may be adopted. We are working on expanding our da Vinci Single-Site instrument offering to enable its use in additional indications. In the third quarter of 2012, we submitted and have received from the FDA questions on our 510(k) submission for da Vinci Single-Site instruments and indications for use in benign Hysterectomy and Salpingo oophorectomy.

da Vinci Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our Firefly Fluorescence Imaging product (“Firefly”) for use with the da Vinci Si Surgical System in the U.S. and Europe. This new imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Firefly kits configured into new da Vinci system sales are included in systems revenue, while Firefly kits sold separately for existing systems are included in instruments and accessories revenue. Adoption of Firefly is progressing, with its primary utilization in partial nephrectomy procedures. Firefly is also being used in certain gynecology and general surgery cases.

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

Third Quarter 2012 Financial Highlights

•	Total revenue increased 20% to $537.8 million during the three months ended September 30, 2012 from $446.7 million during the three months ended September 30, 2011.

•	da Vinci procedures performed during the three months ended September 30, 2012 were up approximately 22% compared with the three months ended September 30, 2011.

•	Instruments and accessories revenue increased 24% to $218.0 million during the three months ended September 30, 2012 from $175.8 million during the three months ended September 30, 2011.

•

Recurring revenue increased 24% to $305.8 million during the three months ended September 30, 2012, representing 57% of total revenue, from $247.6 million during the three months ended September 30, 2011, representing 55% of total revenue.

•	We sold 155 da Vinci Surgical Systems during the three months ended September 30, 2012, compared with 133 during the three months ended September 30, 2011.

•	System revenue increased 17% to $232.0 million during the three months ended September 30, 2012 from $199.1 million during the three months ended September 30, 2011.

•	As of September 30, 2012, we had a da Vinci Surgical System installed base of 2,462 systems, 1,789 in the United States, 400 in Europe, and 273 in the rest of the world.

•

We added 92 employees during the three months ended September 30, 2012, of which the majority were in field sales, service, training, and product operations, bringing our total headcount to 2,192 as of September 30, 2012.

•

Operating income increased 18% to $211.4 million during the three months ended September 30, 2012 compared with $178.9 million during the three months ended September 30, 2011. Operating income included $47.3 million and $34.9 million during the three months ended September 30, 2012 and 2011, respectively, of stock-based compensation expense related to employee stock programs.

•

As of September 30, 2012, we had $2.7 billion in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $69.9 million during the three months ended September 30, 2012 driven by cash flow from operations and $38.1 million generated from employee stock programs, partially offset by $169.8 million of stock repurchases.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited Consolidated Statements of Income information (in millions, except percentages):

	Three months Ended September 30,				Nine months Ended September 30,
	2012	% of total revenue	2011	% of total revenue	2012	% of total revenue	2011	% of total revenue
Revenue:
Products	$450.0	84%	$374.9	84%	$1,317.5	84%	$1,057.5	84%
Services	87.8	16%	71.8	16%	252.0	16%	203.0	16%

Total revenue	537.8	100%	446.7	100%	1,569.5	100%	1,260.5	100%

Cost of revenue:
Products	119.3	22%	96.2	22%	353.9	23%	274.5	22%
Services	28.4	5%	25.0	6%	83.2	5%	75.1	6%

Total cost of revenue	147.7	27%	121.2	27%	437.1	28%	349.6	28%

Products gross profit	330.7	61%	278.7	62%	963.6	61%	783.0	61%
Services gross profit	59.4	11%	46.8	10%	168.8	11%	127.9	10%

Gross profit	390.1	73%	325.5	73%	1,132.4	72%	910.9	72%

Operating expenses:
Selling, general, and administrative	129.0	24%	111.2	25%	374.1	24%	316.8	25%
Research and development	49.7	9%	35.4	8%	128.3	8%	98.8	8%

Total operating expenses	178.7	33%	146.6	33%	502.4	32%	415.6	33%

Income from operations	211.4	39%	178.9	40%	630.0	40%	495.3	39%
Interest and other income, net	4.3	1%	1.9	0%	12.1	1%	11.3	1%

Income before taxes	215.7	40%	180.8	40%	642.1	41%	506.6	40%
Income tax expense	32.4	5%	58.4	13%	160.4	10%	162.7	13%

Net income	$183.3	34%	$122.4	27%	$481.7	31%	$343.9	27%

Total Revenue

Total revenue was $537.8 million for the three months ended September 30, 2012, compared with $446.7 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, total revenue increased to $1,569.5 million from $1,260.5 million for the nine months ended September 30, 2011. Total revenue growth for these periods was driven by the continued adoption of da Vinci Surgery, resulting largely from growth in U.S. gynecologic procedures, including dVH, Sacrocolpopexy, Endometriosis Resection, and Myomectomy; U.S. general surgery procedures, including Cholecystectomy and colon procedures; and dVP procedures growth in international markets, partially offset by a decline of approximately 20% in dVP procedures in the U.S. The reduction in dVP procedures in the U.S. reflects pressures from reduced levels of PSA testing and non-surgical disease management. Procedure growth in Europe was lower than our overall growth due to broad economic pressures, structural issues, need for increased depth in our commercial organization as well as the PSA testing and non-surgical disease management trends that have impacted the U.S.

Revenue within the United States accounted for 79% and 80% of total revenue for the three and nine months ended September 30, 2012, and 79% and 78% of total revenue for the three and nine months ended September 30, 2011, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to rapid procedure adoption in the United States driven by the ability of patients to choose their provider and method of treatment. For the three and nine months ended September 30, 2012, international revenue grew in absolute dollars compared with the prior year, primarily due to higher system sales in the Japanese market and higher instrument and accessory sales driven by increased procedures. The credit and sovereign debt issues impacting Europe have slowed capital sales and procedure growth in that region, and our European sales reflect a challenging economic environment.

In September 2012, we entered into a contract with Department of Veteran Affairs (“VA”) for $34.0 million of systems, skill simulators and instruments and accessories. The products are required to be delivered to the customer’s designated sites within a period of 120 calendar days after the execution of the contract. The contract is cancellable and the customer is not obligated to purchase the full amount of the contract. In September 2012, we entered into a separate contract with Department of Defense for $34.0 million with a customer for instruments and accessories over a five-year period. The contract is cancellable and the customer is not obligated to purchase the full amount of the contract. No deliveries have occurred under the two contracts during the quarter ended September 30, 2012.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and nine months ended September 30, 2012 and 2011 (in millions, except percentages and unit sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Instruments and accessories	$218.0	$175.8	$649.5	$504.7
Systems	232.0	199.1	668.0	552.8

Total product revenue	450.0	374.9	1,317.5	1,057.5
Services	87.8	71.8	252.0	203.0

Total revenue	$537.8	$446.7	$1,569.5	$1,260.5

Recurring revenue	$305.8	$247.6	$901.5	$707.7

% of total revenue	57%	55%	57%	56%
Domestic	$422.6	$352.3	$1,248.6	$988.4
International	115.2	94.4	320.9	272.1

Total revenue	$537.8	$446.7	$1,569.5	$1,260.5

% of Revenue - Domestic	79%	79%	80%	78%
% of Revenue - International	21%	21%	20%	22%
Unit Sales by Region:
Domestic unit sales	114	99	343	287
International unit sales	41	34	102	95

Total Unit Sales	155	133	445	382

Unit Sales by Model:
da Vinci Si-e - Single console Unit Sales (3 arm)	6	4	13	11
da Vinci Si - Single console Unit Sales (4 arm)	113	84	327	274
da Vinci Si - Dual console Unit Sales	20	29	73	66

Total da Vinci Si Unit Sales	139	117	413	351
da Vinci S Unit Sales	16	16	32	31

Total Unit Sales	155	133	445	382

Unit Sales involving System Trade-ins:
Unit sales trading in da Vinci standard Surgical Systems	8	14	39	42
Unit sales trading in da Vinci S Surgical Systems	26	21	76	61

Total unit sales involving trade-ins	34	35	115	103
Unit Sales not trading in any systems	121	98	330	279

Total Unit Sales	155	133	445	382

Product Revenue

Product revenue was $450.0 million for the three months ended September 30, 2012 compared with $374.9 million for the three months ended September 30, 2011.

Instruments and accessories revenue increased 24% to $218.0 million for the three months ended September 30, 2012 compared with $175.8 million for the three months ended September 30, 2011. Instrument and accessory revenue growth was driven by approximately 22% higher da Vinci surgical procedure volume and revenue generated from initial sales of new instrument and accessory products, including Single-Site, Firefly, thoracic lung kit and the EndoWrist One Vessel Sealer, prior to procedures being performed. Overall procedure growth was led by U.S. gynecologic procedures, driven by dVH, Sacrocolpopexy, Endometriosis Resection, and Myomectomy; U.S. general surgery growth, driven by Cholecystectomy and colon procedures; and dVP growth in international markets partially offset by a decline in dVP procedures in the U.S. by approximately 20%..

Systems revenue increased to $232.0 million during the three months ended September 30, 2012 from $199.1 million during the three months ended September 30, 2011 primarily due to higher da Vinci system unit sales and a higher average selling price (“ASP”). We sold 155 da Vinci Surgical Systems during the three months ended September 30, 2012, compared with 133 in the same period last year. The growth in system units reflects sales of 16 systems to Japanese customers compared to 6 systems in the same period last year and a greater number of systems sold to U.S. customers; partially offset by 5 fewer systems sold to European customers. The da Vinci system ASP was $1.49 million during the three months ended September 30, 2012, compared with $1.46 million for the three months ended September 30, 2011, driven primarily by product mix as system sales during the three months ended September 30, 2012 contained a higher proportion of Firefly Fluorescence Imaging configurations, which have higher prices than standard HD vision configurations.

Product revenue was $1,317.5 million for the nine months ended September 30, 2012 compared with $1,057.5 million for the nine months ended September 30, 2011.

Instruments and accessories revenue increased 29% to $649.5 million for the nine months ended September 30, 2012 compared with $504.7 million for the nine months ended September 30, 2011. Instrument and accessory revenue growth was driven by approximately 25% higher da Vinci surgical procedure volume and revenue generated from initial sales of new instrument and accessory products, including da Vinci Single-Site, Firefly, and the EndoWrist One Vessel Sealer prior to first cases being completed. Overall procedure growth was led by U.S. gynecologic procedures, driven by dVH, Sacrocolpopexy, Endometriosis Resection, and Myomectomy; U.S. general surgery growth, driven by Cholecystectomy and colon procedures; and dVP growth in international markets partially offset by a decline in dVP in the U.S.

Systems revenue increased to $668.0 million during the nine months ended September 30, 2012 from $552.8 million during the nine months ended September 30, 2011 primarily due to higher da Vinci system unit sales and a higher average selling price (“ASP”). We sold 445 da Vinci Surgical Systems during the nine months ended September 30, 2012, compared with 382 in the same period last year. The da Vinci system ASP was $1.49 million during the nine months ended September 30, 2012, compared with $1.43 million for the nine months ended September 30, 2011, driven primarily by product mix as system sales during the nine months ended September 30, 2012 contained a higher proportion of surgical simulator, and Firefly Fluorescence Imaging configurations, which have higher prices than standard HD vision configurations and favorable geographical mix.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 22% to $87.8 million for the three months ended September 30, 2012 compared with $71.8 million for the three months ended September 30, 2011 and increased 24% to $252.0 million for the nine months ended September 30, 2012 compared with $203.0 million for the nine months ended September 30, 2011. We typically enter into multi-year, fixed revenue system service contracts at the time systems are sold. The large majority of these service contracts have been renewed at the end of the initial contract periods. Higher service revenue during the three and nine months ended September 30, 2012 was primarily driven by a larger base of da Vinci Surgical Systems.

Gross Profit

Product gross profit for the three months ended September 30, 2012 increased 19% to $330.7 million, or 73.5% of product revenue, compared with $278.7 million, or 74.3% of product revenue, for the three months ended September 30, 2011. Product gross profit for the nine months ended September 30, 2012 increased 23% to $963.6 million, or 73.1% of product revenue, compared with $783.0 million, or 74.0% of product revenue, for the nine months ended September 30, 2011. The higher 2012 product gross profit was driven by higher product revenue, as described above. The slightly lower 2012 product gross profit percentage primarily reflects the introduction of newly launched products possessing lower margins at their introduction point, particularly da Vinci Single-Site

Instruments and the EndoWrist One Vessel Sealer, and higher charges taken for inventory. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time as volumes increase, and we refine the manufacturing processes and products, we would expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based on the volume and complexity of the product. Product gross profit for the three months ended September 30, 2012 and 2011 reflected stock-based compensation expense of $4.3 million and $3.2 million, respectively. Product gross profit for the nine months ended September 30, 2012 and 2011 reflected stock-based compensation expense of $10.6 million and $9.2 million, respectively.

Service gross profit during the three months ended September 30, 2012 was $59.4 million, or 67.7% of service revenue, compared with $46.8 million, or 65.2% of service revenue during the three months ended September 30, 2011. Service gross profit during the nine months ended September 30, 2012 was $168.8 million, or 67.0% of service revenue, compared with $127.9 million, or 63.0% of service revenue during the nine months ended September 30, 2011. The higher 2012 service gross profit was driven by a larger installed base of da Vinci Surgical Systems. The higher 2012 gross service profit percentage was primarily driven by reduced service parts consumption rates. Service gross profit for the three months ended September 30, 2012 and 2011 reflected stock-based compensation expense of $4.1 million and $2.9 million, respectively. Service gross profit for the nine months ended September 30, 2012 and 2011 reflected stock-based compensation expense of $9.6 million and $8.2 million, respectively.

In the past, annual stock option awards were granted on February 15th (or the next business day if February 15th was not a business day). These stock option awards typically vested 1/8 at the end of six months and 1/48 per month thereafter through a four-year period and had a ten-year term. Beginning 2012, stock options have been awarded bi-annually on February 15th and August 15th (or the next business day if the date is not a business day). The February 15th stock option awards are subjected to a four-year vesting period, while the August 15th stock option awards are subjected to a 3.5-year vesting period, with 7/48 vesting at the end of one month and 1/48 per month thereafter. As a result of this change in option grant practice our stock-based compensation in the first and second quarters of 2012 was $34.4 million and $33.3 million compared to $47.3 million in the third quarter. As of September 30, 2012, all of the quarterly timing differences related to our revised 2012 employee grant process have cycled through.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, regulatory fees, and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2012 increased 16% to $129.0 million compared with $111.2 million for the three months ended September 30, 2011. Selling, general and administrative expenses for the nine months ended September 30, 2012 increased 18% to $374.1 million compared with $316.8 million for the nine months ended September 30, 2011. The increase in absolute dollars was due to stock-based compensation expenses, organizational growth to support our expanding business, particularly in the clinical field sales function, higher commissions related to higher revenue levels. Stock-based compensation expense during the three months ended September 30, 2012 and 2011 were approximately $28.2 million and $21.4 million, respectively. Stock-based compensation expense during the nine months ended September 30, 2012 and 2011 were approximately $69.7 million and $63.0 million, respectively.

Please refer to our stock option grant practice discussion in the Gross Profit section above for information on the increase of our stock-based compensation expense in the third quarter of 2012.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. R&D expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

R&D expenses for the three months ended September 30, 2012 increased 40% to $49.7 million compared with $35.4 million for the three months ended September 30, 2011. R&D expenses for the nine months ended September 30, 2012 increased 30% to $128.3 million compared with $98.8 million for the nine months ended September 30, 2011. The increase in absolute dollars was driven by higher stock-based compensation expense, higher prototype costs and growth in our organization. Prototype costs vary by quarter to quarter due to product development life cycles. Amortization expense related to purchased intellectual property during the three months ended September 30, 2012 and 2011 were $3.2 million and $3.2 million, respectively. Amortization expense related to purchased intellectual property during the nine months ended September 30, 2012 and 2011 were $9.8 million and $10.2 million, respectively. Stock-based compensation expense during the three months ended September 30, 2012 and 2011 were approximately $10.7 million and $7.4 million, respectively. Stock-based compensation expense during the nine months ended September 30, 2012 and 2011 were approximately $25.1 million and $21.4 million, respectively. We expect to continue to make substantial investments in R&D and anticipate that R&D expense, including co-development arrangements with industry partners, will continue to increase in the future.

Please refer to our stock option grant practice discussion in the Gross Profit section above for information on the increase of our stock-based compensation expense in the third quarter of 2012.

Interest and Other Income (Expense), Net

Interest and other income, net for the three months ended September 30, 2012 and 2011 was $4.3 million and $1.9 million, respectively. This was driven by higher interest income resulting from lower rates earned on higher cash and investment balances and offset by lower other non-operating gains.

Interest and other income, net for the nine months ended September 30, 2012 was $12.1 million compared with $11.3 million for the nine months ended September 30, 2011. This was driven by higher interest income resulting from lower rates earned on higher cash and investment balances.

Income Tax Expense

Income tax expense for the three months ended September 30, 2012 was $32.4 million, or 15.0% of pre-tax income, compared with $58.4 million, or 32.3% of pre-tax income for the three months ended September 30, 2011. Income tax expense for the nine months ended September 30, 2012 was $160.4 million, or 25% of pre-tax income, compared with $162.7 million, or 32.1% of pre-tax income for the nine months ended September 30, 2011. Our effective tax rates for all these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate partially offset by state income taxes and non-deductible stock option expenses. We intend to indefinitely reinvest all of our undistributed foreign earnings outside the United States. The income tax provision for the three and nine months ended September 30, 2012 reflected discrete benefits of $35.1 million primarily associated with the reversal of unrecognized tax benefits in connection with the expiration of certain statutes of limitations in multiple jurisdictions and $2.5 million associated with the filing of our 2011 federal tax returns The income tax provision for the nine months ended September 30, 2012 also included a discrete recognition of certain previously unrecognized tax benefits as a result of new IRS guidance issued in the first quarter of 2012.

As of September 30, 2012, we had total gross unrecognized tax benefits of approximately $81.1 million compared with approximately $98.1 million as of December 31, 2011, representing a net decrease of approximately $17.0 million for the nine months ended September 30, 2012. The net decrease is primarily related to the reversal of previously unrecognized tax benefits of $41.2 million as a result of the expiration of certain statutes of limitations in multiple jurisdictions, and the release of reserves due to re-evaluation of certain previously unrecognized tax positions as a result of new IRS guidance issued in February 2012, partially offset by increases during the first nine months of 2012 related to other uncertain tax positions. Of the total gross unrecognized tax benefits, $76.8 million and $93.8 million as of September 30, 2012 and December 31, 2011, respectively, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $4.0 million and $7.9 million, respectively, as of September 30, 2012 and December 31, 2011, representing a decrease of $3.9 million related to the expiration of statutes of limitations, net with increase related to other unrecognized tax positions.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Generally, years before 2009 are closed for our most significant jurisdictions except for certain states, for which all years since inception remain open due to utilization of net operating losses and R&D credits generated in prior years or longer statutes of limitations. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they reverse.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $2.2 billion at December 31, 2011 to $2.7 billion at September 30, 2012. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of September 30, 2012, $418.8 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

Consolidated Cash Flow Data (unaudited) (in millions)

	Nine Months
	Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$597.0	$463.9
Investing activities	(712.6)	(340.6)
Financing activities	46.1	(105.3)
Effect of exchange rates on cash and cash equivalents	(0.1)	0.4

Net decrease (increase) in cash and cash equivalents	$(69.6)	$18.4

Operating Activities

For the nine months ended September 30, 2012, cash flow from operations of $597.0 million exceeded our net income of $481.7 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $162.0 million during the nine months ended September 30, 2012.

2.	Cash used in working capital and other assets during the nine months ended September 30, 2012 was approximately $46.7 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable increased by $34.8 million or 13% during the nine months ended September 30, 2012 reflecting timing of our system sales. Inventory increased by $11.4 million or 12% during the nine months ended September 30, 2012 primarily due to our business growth and expanded product offerings. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $11.3 million during the nine months ended September 30, 2012 primarily due to the payments of 2011 incentive compensation and the purchase of stock by employees under the Employee Stock Purchase Plan during the nine months ended September 30, 2012. Deferred revenue increased by $16.3 million or 11% due to the increase in the number of installed systems for which service contracts exist.

For the nine months ended September 30, 2011, cash flow from operations of $463.9 million exceeded our net income of $343.9 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $135.3 million during the nine months ended September 30, 2011.

2.	Cash used in working capital and other assets during the nine months ended September 30, 2011 was approximately $31.3 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable increased by $18.2 million or 7% during the nine months ended September 30, 2011 reflecting timing of system sales. Inventory increased by $21.8 million or 25% during the nine months ended September 30, 2011 due to our business growth, expanded product offerings, and safety stock acquired for key components. Deferred revenue increased $17.7 million, or 14% during the nine months ended September 30, 2011 due to the increase in the number of installed systems for which service contracts exist.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2012 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $616.9 million, purchase of property and equipment, intellectual property and business of $68.1 million, including the increase in acquisition-related restricted cash. Net cash used in investing activities during the nine months ended September 30, 2011 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $272.9 million and property, plant and equipment and acquisitions of intellectual property of $67.7 million. The $67.7 million of property, plant and equipment and acquisitions of intellectual property includes $33.1 million in cash used when we completed our purchase of land and buildings near our headquarters in Sunnyvale, California. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital intensive business.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2012 consisted primarily of proceeds from stock option exercises and employee stock purchases of $176.5 million and excess tax benefits from stock-based compensation of $54.7 million, offset by $185.1 million used in the repurchase of approximately 372,155 shares of our common stock through open market transactions. Net cash used in financing activities during the nine months ended September 30, 2011 consisted primarily of $331.8 million for the repurchase of approximately 1.0 million shares of our common stock through open market transactions, offset by proceeds from stock option exercises and employee stock purchases of $181.6 million and excess tax benefits from stock-based compensation of $44.9 million.

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

There have been no material changes in our market risk during the nine months ended September 30, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against us and seven of our current and former officers and directors in the U.S. District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, we filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. We filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 the Company’s motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in the Company’s favor on June 1, 2012. Plaintiffs filed a notice of appeal on June 20, 2012. That appeal remains pending.

Purported Derivative Actions

On August 19, 2010, an alleged shareholder caused a purported shareholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for our benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorney’s fees. On September 15, 2010, another purported shareholder filed an essentially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of our current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above.

ITEM 1A.	RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended September 30, 2012:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1, 2012 to July 31, 2012	11,866	$489.63	11,866	$547.1 million
August 1, 2012 to August 31, 2012	198,592	$497.03	198,592	$448.4 million
September 1, 2012 to September 30, 2012	132,591	$492.67	132,591	$383.1 million

Total during quarter ended September 30, 2012	343,049	$495.09	343,049	$383.1 million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc (incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2012).

3.4	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.1	2009 Employment Commencement Incentive Plan adopted October 22, 2009.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

(Registrant)

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Date: October 18, 2012