Form 10-K
period 2012-12-31
INTUITIVE SURGICAL INC
filed 2013-02-04
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2012, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $21,873,011,510. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on January 18, 2013 was 40,127,042.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 25, 2013, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2012.

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

In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® Si HD Surgical System™, da Vinci S HD Surgical System®, da Vinci® Si™, da Vinci® Si-e™, EndoWrist®, EndoWrist® One™, EndoWrist® Stapler 45, Single-Site™, DVSTAT, Firefly™ and InSite® are trademarks of Intuitive Surgical, Inc.

COMPANY BACKGROUND

Intuitive designs, manufactures and markets da Vinci Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that we believe represent a new generation of surgery. We believe that this new generation of surgery, which we call da Vinci Surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeon with intuitive control, range of motion, fine tissue manipulation capability and 3-D, High-Definition (“HD”) vision while simultaneously allowing the surgeon to work through the small ports of MIS.

da Vinci Surgery

Open surgery remains the predominant form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to the patient, resulting in longer hospitalization and recovery times, increased hospitalization costs and additional pain and suffering relative to MIS, where MIS is available. Over the past two decades, MIS has reduced trauma to the patient by allowing selected surgeries to be performed through small ports rather than large incisions, often resulting in shorter recovery times, fewer complications and reduced hospitalization costs. MIS has been widely adopted for certain surgical procedures, but it has not been widely adopted for complex reconstructive surgeries.

The da Vinci Surgical System enables surgeons to extend the benefits of MIS to many patients typically receiving open surgery by using computational, robotic and imaging technologies to overcome many of the limitations of both open surgery and conventional MIS. Surgeons operate while seated comfortably at a console viewing a high resolution, 3-D, HD image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the way he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy to use.

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

Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform a wide range of surgical procedures, within our targeted gynecologic, urologic, general surgery, cardiothoracic, head and neck specialties. To date, surgeons have used the da Vinci Surgical System to perform dozens of different types of surgical procedures. We do not expect all of these different types of procedures to become widely adopted—however, they demonstrate the flexibility of the da Vinci Surgical System in approaching anatomy.

Products:

da Vinci Surgical System

We have commercialized three generations of da Vinci Surgical System—the da Vinci Si Surgical System, the da Vinci S Surgical System and the standard da Vinci Surgical System. da Vinci Surgical Systems are comprised of the following components:

Surgeon’s Console. The da Vinci Surgical System allows surgeons to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon’s fingers grasp instrument controls below the display with the surgeon’s hands naturally positioned relative to his or her eyes. Using electronic hardware, software, algorithms and mechanics our technology translates the surgeon’s hand movements into precise and corresponding real-time micro movements of the EndoWrist instruments positioned inside the patient. On our most current system, da Vinci Si, a second surgeon’s console, may be used in two possible ways: to provide assistance to the primary surgeon during surgery or as an active aid during surgeon-proctor training sessions. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci instruments during the surgery. In addition, surgeons can control 3-D virtual pointers to augment the dual surgeon experience.

Patient-Side Cart. The patient-side cart holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be positioned as appropriate, and then locked into place. At least two arms hold our EndoWrist instruments, one representing the surgeon’s left hand and one representing the surgeon’s right hand. A third arm positions the endoscope, allowing the surgeon to easily move, zoom and rotate his or her field of vision. An optional fourth instrument arm extends surgical capabilities by enabling the surgeon to add a third EndoWrist instrument to perform additional tasks. The fourth instrument arm is a standard integrated feature on the da Vinci Si and da Vinci S Surgical Systems and is available as a field upgrade on three-arm standard da Vinci and three-arm da Vinci S Surgical Systems and da Vinci Si-e Surgical Systems.

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

Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our Firefly Fluorescence Imaging product (“Firefly”) for use with the da Vinci Si Surgical System in the United States (“U.S.”) and Europe. This new imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Firefly kits configured into new da Vinci system sales are included in systems revenue, while Firefly kits sold separately for existing systems are included in instruments and accessories revenue. Adoption of Firefly is progressing, with its primary utilization in partial nephrectomy procedures. Firefly is also being used in certain gynecology and general surgery cases.

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

da Vinci Single-Site. da Vinci Single-Site is a set of non-wristed instruments and accessories that allow da Vinci Si Surgical Systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body and is typically utilized for less complex surgery than multi-port surgery. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, however, physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011, we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The majority of da Vinci Single-Site procedures performed in Europe to date has been cholecystectomies. In December 2011, we received FDA regulatory clearance to market da Vinci Single-Site instrumentation in the U.S. for laparoscopic Cholecystectomy procedures, our only U.S. clearance to date. We are encouraged by early hospital, surgeon, and patient interest in da Vinci Single-Site, with over 450 U.S. customers having purchased da Vinci Single-Site kits as of December 31, 2012. However, as we are in the early stages of the single site cholecystectomy adoption curve in the U.S. market, we are not able to predict the extent to which da Vinci Single-Site may be adopted. We are working on expanding our da Vinci Single-Site instrument offering to enable its use in additional indications. During the third quarter of 2012, we submitted our 510(k) submission for da Vinci Single-Site instruments and indications for use in benign Hysterectomy and Salpingo Oophorectomy.

EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for our EndoWrist One Vessel Sealer. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables da Vinci Si surgeons to fully control vessel sealing, while providing the benefits of da Vinci surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. Clinical response to the EndoWrist One Vessel Sealer has been encouraging, with positive commentary on precision, articulation, vessel sealing quality and thermal spread. We expect applications for the EndoWrist One Vessel Sealer to be centered on general surgery and gynecologic oncology procedures. We are still in the early stages of introducing EndoWrist One Vessel Sealer and are not able to predict the extent to which the EndoWrist One Vessel Sealer may be adopted.

EndoWrist Stapler 45 Instrument. In October 2012, we received FDA clearance for our EndoWrist Stapler 45 Instrument with Blue and Green 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the stapler. We expect its initial surgical use to be directed towards colorectal procedures. We intend to rollout the EndoWrist Stapler 45 to limited number of customers in early 2013 and slowly to a broader set of customers later in 2013. As we have not begun selling EndoWrist Stapler 45, we are not able to predict the extent to which the EndoWrist Stapler 45 may be adopted.

Accessory Products. We sell various accessory products which are used in conjunction with the da Vinci Surgical System as surgical procedures are performed. Accessory products include sterile drapes used to ensure a sterile field during surgery, vision products such as replacement 3-D stereo endoscopes, camera heads, light guides, and other items that facilitate use of the system.

Business Strategy

Our objective is to bring the benefits of MIS to as many patients as possible through the use of computer aided robotic technologies. Our priorities to accomplish this are as follows:

1.	Patient Value. We believe that the value of a surgical procedure to a patient can be defined as: Patient Value = Procedure Efficacy/Invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of a da Vinci procedure is deemed higher than alternate treatment options, patients may seek out surgeons and hospitals that offer that specific da Vinci procedure, potentially resulting in a local market share shift for the specific treatment. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternative treatment options for the same disease state. We believe most patients will place higher value on procedures that are not only more efficacious, but also less invasive than alternative treatments. Our goal is to provide products to surgeons who in turn provide patients with procedure options that are both highly effective and less invasive than other surgical options.

2.	Surgeon Value. We train surgeons on the use of our da Vinci Surgical System and assist them in building their practices by their delivery of superior patient value. We seek to provide surgeons with reliable and easy to use products.

3.	Hospital Value. We assist hospitals in building value by offering patient value using da Vinci thereby increasing surgical revenue and reducing costs through lower complication rates and reduced length of patient stay.

Given the priorities above, our strategy is to improve our candidate surgical procedures in two basic ways:

1.	Convert Candidate Open Procedures to da Vinci Surgery. We believe that our technology has the potential to convert a significant percentage of our targeted open procedures to da Vinci Surgery.

2.	Facilitate Difficult MIS Operations. We believe that several surgical procedures that are seldom performed today using conventional MIS techniques can be performed more routinely using da Vinci

Surgery. Some procedures have been adopted for MIS techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci Surgical System will enable more surgeons at more institutions to perform such procedures.

Clinical Applications

We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for da Vinci surgery—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value and hospital value. We currently focus on five surgical specialties: urologic surgery, gynecologic surgery, general surgery, cardiothoracic surgery, and head and neck surgery. Key procedures which we are focused on include da Vinci Prostatectomy (“dVP”), da Vinci Hysterectomy (“dVH”), da Vinci Cholecystectomy, da Vinci Colon and Rectal procedures, da Vinci Partial Nephrectomy, da Vinci Myomectomy, da Vinci Sacrocolpopexy, da Vinci Mitral Valve Repair, da Vinci Lobectomy, and da Vinci Transoral Robotic Surgery (for cancers of the throat). In 2012, we estimate that over 80% of the procedures performed were in the urologic and gynecologic specialties. Representative surgical applications are described below.

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

Pyeloplasty. Pyeloplasty is the surgical reconstruction or revision of the renal pelvis to drain and decompress the kidney. In nearly all cases, the goal of pyeloplasty surgery is to relieve an uretero-pelvic junction obstruction. Excluding da Vinci surgery, there are two common surgical approaches to performing pyeloplasty: open surgical technique and laparoscopy. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of pyeloplasty patients.

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

Sacrocolpopexy. The abdominal (open) sacrocolpopexy is one of the most successful operations for vaginal vault prolapse. Sacrocolpopexy involves suturing a synthetic mesh that connects and supports the vagina to the sacrum (tailbone). A sacrocolpopexy can be performed using conventional laparoscopic technique, however, it is generally described as difficult and cumbersome to perform. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of sacrocolpopexy patients.

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

Thoracic Surgery. Conventional approaches to surgical procedures in the thorax include both open and video-assisted thoracoscopic approaches. Procedures performed via these methods include pulmonary wedge resection, pulmonary lobectomy, thymectomy, mediastinal mass excision and esophagectomy. Many thoracic procedures remain open procedures. Surgeons have reported that the use of the da Vinci Surgery System in thoracic surgery has enabled them to offer MIS approaches to a broader range of thoracic surgery patients.

General Surgery

Cholecystectomy. Cholecystectomy, or the surgical removal of the gall bladder, is a commonly performed general surgery procedure. Cholecystectomy is the primary method for treating of gallstones and other gall bladder diseases. Most cholecystectomies are performed using multi-port MIS techniques, although some surgeons choose to perform cholecystectomy using manual single-port instrumentation. With the 2011 European introduction of da Vinci Single Site instruments followed by the U.S. introduction in 2012, Single-Site robotic cholecystectomies are now being performed. Using da Vinci Single Site instruments, many of the technical challenges of manual single-port MIS are reduced as surgeons benefit from additional precision, control and improved ergonomics. Multi-port robotic cholecystectomies are also being performed.

Colorectal Surgery. These procedures typically involve benign or cancerous conditions of the lower digestive system, in particular the rectum or colon. Common procedures in this area include hemicolectomy, sigmoidectomy, low anterior resection and abdominoperineal resection. Conventional laparoscopy is not widely employed to treat these types of diseases, due to their high degree of difficulty. Surgeons have reported that the use of the da Vinci Surgery System in colorectal surgery has enabled them to offer MIS approaches to a broader range of colorectal surgery patients.

Gastric Bypass. A growing body of literature is pointing to the benefit of surgery to treat patients for morbid obesity and its secondary effects, such as diabetes. Laparoscopic roux-en-Y gastric bypass (“LRYGB”) is the most commonly performed surgical procedure for morbid obesity in the U.S. The LRYGB can be a technically challenging procedure because of the suturing, stapling and tissue (bowel) manipulation that is required. Surgeons using the da Vinci Surgical System have reported a reduction in a critical complication (anastomotic leaks) relative to LRYGB.

Head and Neck Surgery

Transoral Surgery. Head and neck cancers are typically treated by either surgical resection or chemo-radiation, or a combination of both. Surgical resection performed by an open approach may require a “jaw-splitting” mandibulotomy. This procedure, while effective in treating cancer, is traumatic and disfiguring to the patient. MIA approaches via the mouth (transoral surgery) are challenged by line-of-sight limitations dictated by conventional endoscopic tools. Chemo-radiation as a primary therapy does allow patients to avoid traumatic surgical incisions however literature suggests that this modality diminishes patients’ ability to speak and swallow normally. Surgeons have reported that da Vinci Transoral Surgery allows them to treat cancers occurring in the oropharynx (e.g., tonsil and base of tongue) and larynx via the mouth and to overcome some of the line-of-sight limitations of conventional trans-oral surgery.

Thyroidectomy. Thyroid cancer is most commonly treated by thyroidectomy, the removal of all or part of the thyroid gland. Complete resection of the cancer and surrounding gland is required for proper oncologic outcomes. Open surgery is an effective surgery in terms of oncologic control and has low complication rates. However, it leaves a prominent neck scar. Surgeons, predominantly in Asia, are now using the da Vinci Surgical System to perform thyroidectomies entering the body from the axilla (armpit) in order to avoid the visible scar on the neck. At this time, the procedure is not within the indications for use for the da Vinci System in the U.S.

Clinical Summary

We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System and we work closely with our surgeon customers to refine and explore new techniques in which da Vinci may bring value. As of December 31, 2012, we had an installed base of 2,585 da Vinci Surgical Systems, including 1,878 in the U.S., 416 in Europe, and 291 in the rest of the world. During the year ended December 31, 2012, we estimate that surgeons using our technology completed approximately 450,000 surgical procedures of various types in hospitals throughout the world. Of those da Vinci procedures performed in 2012, we estimate that approximately 184,000 were dVH procedures and approximately 109,000 were dVP procedures.

We believe that the U.S. Preventive Services Task Force recommendation against PSA screening, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment have led to a decline in our dVP business. We believe the reduction in dVP procedures in the U.S. primarily reflects pressures from reduced levels of prostate-specific antigen (“PSA”) testing and increased use of non-surgical disease management. dVPs and total procedures have declined in Europe from the first quarter of 2012 to the second, third and fourth quarters of 2012, reflecting seasonality, austerity measures, PSA testing, non-surgical disease management trends, and other Company specific matters.

Sales and Customer Support

Sales Model

We provide our products through a direct sales organization in the U.S., most of Western Europe excluding Spain, Portugal, Italy and Greece and, beginning with our acquisition of our Korean distributor on January 11, 2012, Korea. Beginning in 2013, we will also provide our product through a direct sales organization in the Czech Republic, Slovakia, and Hungary, whereas prior to 2013, these markets were served by a distributor. In the remainder of our world markets, we provide our products through distributors. No one customer accounted for more than 10% of revenue during the years ended December 31, 2012, 2011 and 2010.

Our direct sales organization is essentially split into a capital sales team, responsible for selling da Vinci Surgical Systems, and a clinical sales team, responsible for supporting da Vinci Surgical System use in surgical procedures performed at our hospital accounts. The initial da Vinci Surgical System sale into an account is viewed as a major capital equipment purchase by our customers and typically has a lengthy sales cycle that can be affected by the timing of their budgeting cycles. Capital sales activities include educating surgeons and hospital staff across multiple surgical specialties on the benefits of da Vinci Surgery and the clinical applications that our technology enables. We also train our sales organization to educate hospital management on the potential benefits of adopting our technology, including clinical benefits of da Vinci Surgery, reductions in complications and length of stay, and the resulting potential for increased patient satisfaction and volume. As of December 31, 2012, we had approximately 92 capital sales employees, compared to 89 as of December 31, 2011.

A portion of our customers acquire da Vinci Surgical Systems through a capital lease or operating lease with third-party leasing companies. In these instances, we typically sell the da Vinci Surgical System to the hospital or leasing company, and the hospital enters into an independent arrangement with the leasing company. We treat these leasing transactions the same as sales transactions for purposes of recognizing revenue for the sale. During the twelve months ended December 31, 2012, approximately 14% of the da Vinci Surgical Systems purchased were leased through third-party leasing companies at the time of purchase.

Our clinical sales team works on site at the hospitals, interacting with surgeons, operating room staff, and hospital administrators to develop and sustain successful robotics surgery programs. They assist the hospital in identifying surgeons who have an interest in robotic surgery delivering da Vinci’s benefits. Our clinical sales team provides the current clinical information on robotic surgery practices and new product applications to the hospital teams. Our clinical sales organization has generally grown in relation to growth in the installed base of da Vinci systems and the total number of procedures performed. As of December 31, 2012, we had 685 clinical sales employees, compared to 556 as of December 31, 2011. This organization is expected to grow as our business expands.

Our customers place orders to replenish their supplies of instruments and accessories on a regular basis. Orders received are typically shipped within one business day. Direct customers who purchase a new da Vinci Surgical System typically place an initial stocking order of instruments and accessories within one month of receiving their system.

Our business is subject to seasonal fluctuations. Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, lighter in the first and third fiscal quarters and heavier in the fourth fiscal quarter. In addition, we have historically experienced lower procedure volume in the first and third fiscal quarters and higher procedure volume in the second and fourth fiscal quarter. Procedures treating benign conditions are typically higher in the fourth quarter and lower in the first quarter. Benign procedures represented a higher percentage of our total procedures in the fourth quarter of 2012 compared to the fourth quarter of 2011. Timing of procedures and changes in procedure growth impact the timing of instrument and accessory and capital purchases.

Customer Support and Training Programs

We have a network of field service engineers across the U.S., Europe and Asia and maintain relationships with various distributors around the globe. This infrastructure of service and support specialists offer a full complement of services, including 24/7 support, installation, repair and maintenance for our customers. We generate service revenue by providing these services to our customers through comprehensive service contracts and time and material programs.

We provide basic system training that teaches the fundamental operating principles of the da Vinci Surgical System to surgeons, surgical assistants and operating room nurses. We have established training centers where initial system training and ongoing surgical procedural training are provided, the latter led by expert surgeons. Surgeons may also practice their robotic surgery technique using our da Vinci skills simulator. In addition, we help facilitate the proctoring of surgeons who are new to da Vinci Surgery by experienced da Vinci Surgical System users. Proctors provide training to other surgeons on how to perform certain surgical procedures with da Vinci Surgical Systems.

Research and Development

We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform MIS procedures with less difficulty. We employ research and development and engineering staff responsible for product design and engineering. We invested $170.0 million, $140.2 million, and $116.0 million of research and development expenses for the years ended December 31, 2012, 2011, and 2010, respectively. This investment is applied generally to all product areas, with specific areas of focus being identified from time to time.

We establish strategic alliances with other medical device and technology based companies to complement our research and development effort. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, procedure development and marketing activities. We have formed alliances with several companies, including, but not limited to, Erbe Elektromedizin GMBH, Johnson & Johnson, Olympus/Gyrus, Novadaq Technologies, Inc. and Mimic Technologies, Inc.

Manufacturing

We manufacture our da Vinci Surgical Systems at our facility in Sunnyvale, California. We manufacture our EndoWrist instruments at our Sunnyvale facility and Mexicali, Mexico facility.

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

Competition

We consider our primary competition to be existing open surgery, conventional MIS in complex cases, drug therapies, radiation treatment and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability as well as educating hospitals, surgeons and patients on the demonstrated results associated with da Vinci Surgery and its value relative to other techniques. We also face competition from several companies that are developing new approaches and products for the MIS market. We believe that many are focused on adding capability to manual MIS systems. Because many of these developments are aimed at MIS, we believe that our da Vinci Surgical System may prove complementary to some these new technologies.

Moreover, as we add new robotically controlled products (e.g., Single-SiteTM, stapler, and vessel sealer) to our offerings that through now have largely been limited to the domains of open surgery and/or conventional MIS, we face greater competition from larger and well established companies such as Ethicon Endo-Surgery, Inc and Covidien.

Furthermore, a number of companies are using or planning to use robots and computers in surgery, including but not limited to SOFAR S.p.A., Eterne, IMRIS, and Titan Medical, Inc. Companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our revenues may be adversely impacted if our competitors develop and introduce products that compete in our markets.

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

As of December 31, 2012, we held ownership or exclusive field-of-use licenses for more than 1,300 U.S. and foreign patents and more than 1,100 U.S. and foreign patent applications. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology.

Patents are granted for finite terms and eventually expire. Upon expiration, the inventions claimed in a patent enter the public domain. While our patents are an important element of our success, our business as a whole is not significantly dependent on any one patent.

Government Regulation

Our products and operations are subject to extensive and rigorous regulation by the FDA, the State of California and countries or regions in which we market our products. In addition, our products must meet the requirements of a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance to such standards. Examples of groups of such standards are electrical safety standards such as those of the International Electrotechnical Commission (e.g. IEC 60601-ss series of standards), composition standards such as the Reduction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives.

United States

In the U.S. the FDA regulates our products.

The FDA regulates the development, testing, manufacturing, labeling, storage, recordkeeping, promotion, marketing, distribution and service of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the U.S. to international markets and the importation of medical devices manufactured abroad.

Under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class II medical devices.

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

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA has a statutory 90-day period to respond to a 510(k) submission or 30 days for “special” 510(k) submissions which have a more restrictive scope and generally specific or very limited changes to a legally marketed device. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance. Although unlikely for the types of products marketed by ISI, the FDA may classify the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous pre-marketing approval (“PMA”) requirements.

After a device receives FDA 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA application approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease U.S. marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising claims of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or approvals or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the U.S. have similar regulations to which we are subject. Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice (“GMP”), requirements contained in its Quality System Regulation (“QSR”) and associated regulations and guidance. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping, installation and service of a company’s products. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and postmarket experience. Compliance with the QSR is necessary to receive FDA 510(k) clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Form FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, or Untitled Letters, which are notices of intended enforcement actions against the manufacturer. These enforcement actions could include legal actions, including fines and total shutdown of production facilities, seizure of product, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the U.S., and may adversely affect the reputation of the manufacturer and the product. In the U.S., FDA inspections usually occur every two years. A recent inspection of the Company’s facilities occurred in July 2010 and the FDA issued a Form FDA 483 listing observations relating to complaint handling and manufacturing/inspection handling. We responded to each observation with proposed corrective actions. No further enforcement action was taken or threatened by the FDA. The FDA audited our Sunnyvale headquarters in January 2012 and has not issued a Form FDA 483 as a result of this most recent audit. We cannot assure that the FDA will not find other deficiencies in our compliance with the QSR and other postmarket regulations. In particular, the failure to adequately correct observations from a previous inspection frequently results in a Warning Letter. Our wholly owned subsidiary in Mexicali, Mexico has a proper Establishment Registration but has never been FDA inspected.

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

In addition to the above, we may seek to legally use products that have not yet been cleared or approved for particular indications in clinical studies or trials in the U.S. or other countries. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such use may also be regulated by local and institutional requirements and policy generally including review by an ethics committee or institutional review board (IRB). Failure to comply with all regulations governing such studies could subject the company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

Products manufactured outside the U.S. by or for us are subject to U.S. Customs and FDA inspection upon entry into the U.S. We must demonstrate compliance of such products to U.S. regulations and carefully document the eventual distribution or re-exportation of such products. Failure to comply with all applicable regulations could prevent us from having access to products or components critical to the manufacture of finished products and lead to shortages and delays.

California Regulation

The State of California requires that we obtain a license to manufacture medical devices and until 2012 conducted periodic inspection of medical device manufacturers. Our facilities and manufacturing processes were last inspected in July 2011 and were found to be in compliance. In accordance with the State of California regulations, the license to manufacture is renewed annually with any updated manufacturing information. Although the State of California has announced suspension of routine periodic inspections, there can be no assurance the State of California will not resume such inspections or conduct such inspections under specific circumstances which are not yet known.

Foreign Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes which are substantially longer than U.S. processes. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory (“Shonin”) approval. In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci S Surgical System in Japan. These sales were primarily made to early adopters. Since receiving the approval, we have been focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan and building our own organization, Intuitive Surgical Japan. Prior to April 2012, we had partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (“JJKK”) in our Japanese regulatory process. In April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., LTD as our separate independent distribution partner in Japan who is responsible for marketing, selling, and servicing our products in Japan. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan. In October 2012, we obtained approval for da Vinci Si systems in Japan from the MHLW and we are in the process of obtaining importation and other licenses to provide the product. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.

Commercialization of medical devices in Europe is regulated by the European Union (“EU”). The EU presently requires that all medical products bear the Conformité Européenne (“CE”) mark, for compliance with the Medical Device Directive (93/42/EEC) as amended. The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated which accept the CE mark. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system and design dossier for compliance with international and European requirements. We have received authorization from DGM Denmark A/S, a recognized European Notified Body and part of Nemko Presafe A/S to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments and accessories. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. As of 2012, Notified Bodies, including DGM, are also required to conduct periodic unannounced inspections.

If we modify our existing products or develop new products in the future, we may need to apply for authorization to affix the CE mark to such products. We do not know whether we will be able to obtain authorization to affix the CE mark for new or modified products or whether we will continue to meet the safety and performance standards required to maintain the authorizations we have already received. If we are unable to maintain authorizations to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the EU or those whose marketing authorizations are based on the CE Mark.

Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. These regulations typically require regulatory approvals and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products, may negatively impact our ability to generate revenue and harm our business. In addition, local regulations may apply which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and in general are increasing in complexity, and in the scope and degree of documentation and testing required. There can be no assurance the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use and service as well as the removal and disposal of medical devices. Failure to comply with any of these regulations could result in sanctions, fines and prevent us from marketing our products in these regions.

Third-Party Coverage and Reimbursement

In the U.S. and most international markets where we sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all covered surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedure is considered medically necessary. In the U.S., the Centers for Medicare & Medicaid Services (“CMS”), administers the Medicare and Medicaid programs. Generally, reimbursement for professional services performed at a facility by physicians is reported under billing codes issued by the American Medical Association (“AMA”), known as Current Procedural Terminology (“CPT”), codes. Physician reimbursement is based on a prospective payment system and determined by the total relative value of the professional service rendered. In addition, CMS and the National Center for Health Statistics (“NCHS”) are jointly responsible for overseeing changes and modifications to billing codes known as ICD-9-CM procedural codes used by hospitals to report inpatient procedures. CMS generally reimburses hospitals for services provided during an inpatient stay based on a prospective payment system that is determined by a classification system known as Medicare-Severity Diagnostic Related Groupings (“MS-DRGs”). MS-DRGs are assigned using a number of factors including the principal diagnosis, major procedures, discharged status, patient age and complicating secondary diagnoses among other things. Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (“APCs”).

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

Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and surgical services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, confidential contract terms, and other factors. Because both hospitals and physicians may receive the same reimbursement for their respective services, with or without robotics, regardless of actual costs incurred by the hospital or physician in furnishing the care and is unrelated to the specific products used in that procedure, hospitals and physicians may decide not to use our products if reimbursement amounts are insufficient to cover any additional costs incurred when purchasing our products.

Domestic institutions typically bill for the primary surgical procedure that includes our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because our da Vinci Surgical System has been cleared for commercial distribution in the U.S. by the FDA, coverage and reimbursement by payers are generally determined by the medical necessity of the primary surgical procedure. We believe that the additional procedures we intend to pursue are established surgical procedures that are generally already reimbursable by government agencies and insurance companies for appropriately selected patients. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business.

In countries outside the U.S., reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. To effectively conduct our business, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all. In April 2012, radical prostatectomy utilizing the daVinci Surgical System was approved for reimbursement in Japan. We intend to seek reimbursement approvals from the Japanese government for additional procedures performed with our products. The timing of these approvals can vary significantly, and could significantly impact our ability to commercialize our products in Japan. In some countries, patients may be permitted to pay directly for surgical services; however, such “co-pay” practices are not common in most countries.

In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “the PPACA”), which makes changes that are expected to significantly impact healthcare providers, insurers, pharmaceutical and medical device manufacturers. One of the principal aims of the PPACA is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sales of our products are currently unknown. The PPACA contains a number of provisions designed to generate the revenues necessary to fund this coverage expansion, including, but not limited to new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers will have to pay an excise tax (or sales tax) of 2.3% on certain U.S. medical device revenues. We estimate that under this provision, the Company will pay an excise tax of approximately 1% of total global revenue. The tax will be included as a cost of revenue and a reduction of product gross margin.

The PPACA also has provisions to study the comparative effectiveness of health care treatments and strategies. It remains unclear how this research will influence future Medicare coverage and reimbursement decisions, as well as influence other third-party payor coverage and reimbursement policies. As Congress and state governments determine how to implement the PPACA, the consequences of the PPACA on the medical device industry and the sale of our products are currently unknown. The PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our business. The taxes imposed by PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits, lower reimbursement from payors for procedures that use our products and/or reduced procedural volumes, all of which may adversely affect our business, financial condition and results of operations.

Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.

Employees

As of December 31, 2012, we had 2,362 employees, 310 of whom were engaged directly in research and development, 778 in manufacturing and service and 1,274 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Access to Reports

We make our periodic and current reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics Policy and any amendments to those reports, available free of charge, on our website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission. Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings,” on the Company—Investor Relations portion of our website. Periodically, we webcast Company announcements, product launch events and executive presentations which can be viewed via our Investor Relations pages on our website. Additionally, we provide notifications of our material news including SEC filings, investor events, and press releases as part of our Investor Relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file and any references to these websites are intended to be inactive textual references only.

We operate our business as one segment as defined by generally accepted accounting principles. Our financial results for the year ended December 31, 2012, 2011 and 2010 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Recently, we have experienced procedure growth for a number of benign conditions, including hysterectomies for benign conditions, sacrocolpopexies, myomectomies, and certain other surgeries. Many of these types of surgeries may be postponed in the short term by patients to avoid vacation periods and for other personal scheduling reasons. Patients may also accelerate procedures to take advantage of insurance funding cut-off dates. Historically, we have experienced lower procedure counts in the first and third fiscal quarter and higher procedure counts in the fourth fiscal quarter. Timing of procedures and changes in procedure growth directly affect the timing of instrument and accessory purchases and capital purchases.

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

Our business currently depends in part on our activities in Europe and other foreign markets. Revenue from markets outside of the United States accounted for approximately 21%, 22%, and 20% of our revenue for the years ended December 31, 2012, 2011, and 2010, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

•	failure to obtain the same degree of protection against infringement of our intellectual property rights as we have in the United States;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

•	local or national regulations that make it difficult or impractical to market or use our products;

•	inability or regulatory limitations of our ability to move goods across borders;

•	the risks associated with foreign currency exchange rate fluctuations;

•	the expense of establishing facilities and operations in new foreign markets; and

•	building an organization capable of supporting geographically dispersed operations.

A large portion of our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive and/or less affordable in international markets. If we are unable to meet and overcome these challenges our international operations may not be successful, which would limit the growth of our business.

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

Our business exposes us to significant risks of product liability claims. The medical device industry has historically been litigious, and we face financial exposure to product liability claims if the use of our products were to cause injury or death. There is also the possibility that defects in the design or manufacture of our products might necessitate a product recall. Any weaknesses in training and services associated with our products may also be subject to product liability lawsuits. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. Particularly as sales of our products increase, we may be unable to maintain product liability insurance in the future at satisfactory rates or in adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Product liability claims have been made against us in the past. A product liability or negligence claim or any product recalls could also harm our reputation or result in a decline in revenues. If a patient is harmed during a da Vinci surgical procedure, even in the absence of any alleged system malfunction or defect, we can be exposed to negligence claims based on alleged inadequacies in our surgeon training, our training of our personnel, or in our proctoring programs. A negligence claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. Negligence claims have been made against us in the past.

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

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time may lead us to change our methods, estimates, and judgments. Changes in any of our assumptions may adversely affect our reported financial results.

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

At December 31, 2012, we held $7.4 million in auction rate securities (“ARS”), whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. Accordingly, changes in associated market value during the year ended December 31, 2011 have been recorded through other comprehensive income. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures.

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

Our business requires us to use and store customer, employee and business partner personally identifiable information (“PII”). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems.

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

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers will have to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Though there are some exceptions to the excise tax, this excise tax does apply to all or most of our products sold within the United States.

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or conducting research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. More recently, on August 2, 2011, the U.S. President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. Unless modified by Congress or the President, this could include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to track and disclose the source of certain metals used in manufacturing which may stem from minerals (so called “conflict minerals”) which originate in the Democratic Republic of the Congo or adjoining regions. These metals include tantalum, tin, gold and tungsten. These metals are central to the technology industry and are present in some of our products as component parts. In most cases no acceptable alternative material exists which has the necessary properties. It is not possible to determine the source of the metals by analysis but instead a good faith description of the source of the intermediate components and raw materials must be obtained. The components which incorporate those metals may originate from many sources and we purchase fabricated products from manufacturers who may have a long and difficult to trace supply chain. As the spot price of these materials varies, producers of the metal intermediates can be expected to change the mix of sources used, and components and assemblies which we buy may have a mix of sources as their origin. We are required to carry out a diligent effort to determine and disclose the source of these materials. There can be no assurance we can obtain this information from intermediate producers who are unwilling or unable to provide this information or further identify their sources of supply or to notify us if these sources change. These metals are subject to price fluctuations and shortages which can affect our ability to obtain the manufactured materials we rely on at favorable terms or from consistent sources. These changes could have an adverse impact on our ability to manufacture and market our devices and products.

The Medicare and Medicaid “anti-kickback” laws, and several similar state laws, prohibit payments or other remuneration that could be considered to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Moreover, some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws. These laws may affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating “anti-kickback” laws can result in civil and criminal penalties, which can be substantial and include potential exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations.

The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information must be made publicly available in a searchable format. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. On December 14, 2011, the CMS released its proposed rule implementing these provisions, providing further clarification to ambiguous or unclear statutory language and providing instructions for manufacturers to comply with such requirements. The CMS estimates that approximately 1,000 medical device and medical supply companies will be required to comply with the disclosure requirements and that the average cost per entity will be approximately $170,000 in the first year. A final ruling has not been issued.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may be found out of compliance of one or more of the requirements, subjecting us to significant civil monetary penalties.

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

OUR PRODUCTS ARE SUBJECT TO A LENGTHY AND UNCERTAIN DOMESTIC REGULATORY REVIEW PROCESS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY DOMESTIC REGULATORY AUTHORIZATIONS, WE WILL NOT BE ABLE TO PROVIDE OUR PRODUCTS IN THE UNITED STATES.

Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration (“FDA”). The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record keeping, promotion, sales, distribution and postmarket support and reporting of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food Drug and Cosmetic Act (“FFDCA”). Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application (“PMA”) for the modified product before we are permitted to market the products in the United States. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfathered status, we will be required to obtain FDA approval by submitting a PMA. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission. Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. Changes in the FDA 510(k) process could make approval more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain approval for our products. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board (“IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an Investigational Device Exemption (“IDE”) application. Many of our products to date have been or would be considered significant risk devices requiring IDE approval prior to investigational use. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to conduct studies which comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations. Certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data cannot be assured, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

In addition, some products may be regulated by the FDA as Drugs, Biologics or Combination devices which carry still greater requirements for clinical trials, regulatory submissions and approvals.

COMPLYING WITH FDA REGULATIONS IS A COMPLEX PROCESS, AND OUR FAILURE TO COMPLY FULLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT ACTIONS.

Because our products, including the da Vinci Surgical System, are commercially distributed, numerous quality and postmarket regulatory requirements apply, including the following:

•

continued compliance to the QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the development and manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against false or misleading statements in the labeling or promotion of products for unapproved or “off-label” uses;

•

stringent complaint reporting and Medical Device Reporting regulations, which requires that manufacturers keep detailed records of investigations or complaints against their devices and to report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from inspectional observations (Form FDA 483) to a public Warning Letter to more severe civil and criminal sanctions including the seizure of our products and equipment or ban on the import or export of our products. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Any modification or change of medical devices cleared for market requires the manufacturer to make a determination whether the change is significant enough to require new 510(k) clearance. We have created labeling, advertising and user training for the da Vinci Surgical System to describe specific surgical procedures that we believe are fully within the scope of our existing 510(k) indications for use stated in our 510(k) clearances. Although we have relied on expert in-house and external staff, consultants and advisors, many of whom were formerly employed by FDA and familiar with FDA requirements, we cannot assure that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. We also have modified the hardware and software in the da Vinci Surgical System since obtaining 510(k) clearance in ways that we do not believe require new 510(k) clearance. We cannot assure that the FDA would agree in all cases with our determinations not to seek new 510(k) clearance for any of these changes. Computer Motion, which we acquired in 2003, also modified the hardware and software in its products subsequent to 510(k) clearance without seeking new clearance. The FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products or Computer Motion’s products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.

An FDA inspection occurred in July 2010 and the FDA issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and manufacturing/inspection handling. We responded to each observation with proposed corrective actions which were completed. In a subsequent FDA inspection of our Sunnyvale, California facility in January 2012, these corrections were reviewed by the FDA investigator and no objections were noted. For the inspection in January 2012 no Form FDA 483 was issued and the Establishment Inspection Report (EIR) was issued on February 29, 2012.

However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other observations in our compliance with the QSR and other postmarket regulations.

We have a wholly owned manufacturing facility located in Mexicali, Mexico which manufactures reusable and disposable surgical instruments. This facility is registered with the U.S. FDA as well as Mexican authorities. The facility is operated under U.S. and international quality system regulations including those applicable to Canada, the European Union and Japan among others. Our wholly owned manufacturing facility in Mexicali, Mexico has a proper Establishment Registration but has not been FDA inspected to date. If the FDA were to determine non-conformances in our product documentation or quality system compliance, they could hold indefinitely the importation of instruments at the border which would deprive us of the ability to sell and supply the majority of our customers until the FDA requirements have been satisfied. Similar supply disruptions could occur if key suppliers outside of U.S. were to encounter non-conformances with their documentation or quality system compliance.

OUR PRODUCTS ARE SUBJECT TO VARIOUS INTERNATIONAL REGULATORY PROCESSES AND APPROVAL REQUIREMENTS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS, WE WILL NOT BE ABLE TO PROVIDE OUR PRODUCTS IN FOREIGN COUNTRIES.

To be able to provide our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries which may differ substantially from those of the United States. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals is complex, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products, or to obtain such approvals on a favorable schedule. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

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

As we modify existing products or develop new products in the future, including new instruments, we currently plan to apply for authorization to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark authorizations we have already obtained including inspection of our compliance to required standards and directives to enable this path to CE marking. We cannot be certain we will be able to affix the CE mark for new or modified products or that we will continue to meet the quality and performance standards required to maintain the authorizations we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the EU and many affiliated countries that accept the CE mark, which would have a material adverse effect on our results of operations. Some member states of the European Union have additional requirements for registration and notification which may add to the time and effort to obtain market access. In addition, the regulations applied to end users of our products may increase over time, forcing us to provide additional solutions to regulations which do not apply directly to us, but which apply indirectly as they may limit our customers’ ability to use our products.

In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) for our da Vinci S Surgical System and in October 2012, we received approval for our da Vinci Si system and various associated instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or procedures, however, there can be no assurance that such approvals will be granted. In addition, because only a subset of our instruments have received Shonin approval, and reimbursement is an additional process to generate market acceptance, it is possible that approved procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. To date, we have received reimbursement approvals in Japan for a limited set of procedures and products. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan. In addition, in January 2012 we acquired certain assets of our distributor in Korea, Bio-Robotics. Our da Vinci S system was approved in Korea in April 2007 and our SI system was approved in December 2009. Our products are highly regulated in Korea and we face many of the same risks and limitations on the commercialization of our products as in Japan and the United States.

IF OUR MANUFACTURING FACILITIES DO NOT CONTINUE TO MEET FEDERAL, STATE OR OTHER MANUFACTURING STANDARDS, WE MAY BE REQUIRED TO TEMPORARILY CEASE ALL OR PART OF OUR MANUFACTURING OPERATIONS, IMPORT/EXPORT OF OUR PRODUCTS AND/OR RECALL SOME PRODUCTS WHICH WOULD RESULT IN SIGNIFICANT PRODUCT DELIVERY DELAYS AND LOST REVENUE.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated and inspected by the FDA and other regulatory agencies for compliance with Good Manufacturing Practice requirements contained in the QSR and other regulatory requirements. We are also required to comply with International Organization for Standardization (“ISO”) quality system standards as well as European Directives and norms in order to produce products for sale in the European Union. In addition, many countries such as Canada and Japan have very specific additional regulatory requirements for quality assurance and manufacturing. If we fail to continue to comply with Good Manufacturing Practice requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations. Our last FDA inspection occurred in January 2012. The FDA did not issue a Form FDA 483, also known as a Notice of Inspectional Observations, and the Establishment Inspection Report, dated February 29, 2012 has been received. In 2010 the FDA issued a Form FDA 483 listing deficiencies under the QSR relating to complaint handling and manufacturing/inspection handling. We responded to each observation with proposed corrective actions which were thereafter completed and verified. We continue to be subject to FDA and certain other inspections at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards and other regulatory requirements in future inspections and audits by regulatory authorities.

Our Sunnyvale, California facility is licensed by the State of California to manufacture medical devices. We have been subject to periodic inspections by the California Department of Health Services Food and Drug Branch and, if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship some products, which would have a material adverse effect on our results of operations. In 2012 the State of California announced suspension of routine inspections but this policy could be modified or inspections could be resumed for specific circumstances. In addition, both our Sunnyvale, California and Mexicali, Mexico facilities are subject to periodic inspections by other regulatory bodies, including third party auditors on behalf of national regulatory authorities. Compliance with multiple regulatory standards is complex, difficult and costly to maintain, and material deficiencies could result in significant limitations on our ability to manufacture, transport and sell our products in one or more countries.

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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.

The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2010, the NASDAQ closing price of one share of our common stock reached a high of $388.01 and a low of $247.50, during fiscal 2011, it reached a high of $466.30 and a low of $267.40, and during fiscal 2012, it reached a high of $588.28 and a low of $440.00. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	quarterly variations in operating results;

•	introduction or abandonment of new technologies or products;

•	regulatory approvals and enforcement actions;

•	changes in product pricing policies;

•	changes in earnings estimates by analysts or changes in accounting policies;

•	economic changes and overall market volatility; and

•	political uncertainties.

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

As of December 31, 2012, we owned approximately 840,000 square feet of space on 51 acres of land in Sunnyvale, California, where we house our headquarters, research and development, service and support functions, and certain of our manufacturing operations. We lease approximately 5,000 square feet of space for research and development in Milford, Connecticut, approximately 5,000 square feet of space for our international headquarters in Aubonne, Switzerland, approximately 13,000 square feet of space for sales and operations in Norcross, Georgia and a 34,000 square-foot building in Mexicali, Mexico where we manufacture most of our EndoWrist instruments. We also lease facilities for sales and operations in Tokyo, Japan and Shanghai, China.

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

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against us and seven of our current and former officers and directors in the U.S. District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, we filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. We filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 the Company’s motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in the Company’s favor on June 1, 2012. On June 20, 2012, Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al.,

No. 12-16430. Plaintiffs filed their opening brief on September 28, 2012. We filed an answering brief on November 13, 2012, and Plaintiffs filed a reply brief on December 17, 2012. No oral argument date has been set, and the appeal remains pending.

We are aware of increasing efforts by plaintiff’s attorneys to solicit da Vinci patients for product liability lawsuits against the Company. The Company cannot yet estimate the impact of these solicitations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is being traded on The NASDAQ Global Select Market under the symbol “ISRG.” The following table sets forth the high and low closing prices of our common stock for each period indicated and are as reported by NASDAQ.

	2012		2011
Fiscal	High	Low	High	Low
First Quarter	$546.31	$440.00	$345.27	$267.40
Second Quarter	$588.28	$503.01	$372.11	$338.23
Third Quarter	$566.61	$472.48	$413.73	$321.45
Fourth Quarter	$551.19	$479.50	$466.03	$348.76

As of January 18, 2013, there were 229 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information as of December 31, 2012 for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,155,073	$329.65	2,090,322
Equity compensation plans not approved by security holders	620,144	$415.77	20,392

Total	4,775,217	$340.83	2,110,714

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents details of our share repurchases during the fiscal quarter ended December 31, 2012:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
Oct 1, 2012 to Oct 31, 2012	—	$—	—	$383.1 million
Nov 1, 2012 to Nov 30, 2012	30,141	$526.05	30,141	$367.2 million
Dec 1, 2012 to Dec 31,2012	71,468	$523.44	71,468	$329.8 million

Total during quarter ended December 31, 2012	101,609	$524.21	101,609	$329.8 million

Since March 2009, we have had an active stock repurchase program. The most recent Board authorization was in October 2011 when the Board increased the authorization for stock repurchases by $500.0 million. During the period from March 2009 to December 2012, we repurchased a total of 3.6 million shares of our common stock at a total of $918.8 million. As of December 31, 2012, the remaining authorized amount of stock repurchases that may be made under the Board-authorized stock repurchase program was $329.8 million.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2007 and December 31, 2012, with the cumulative total return of (i) the S&P Healthcare Index, (ii) the Nasdaq Composite Index and (iii) the S&P 500 Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2007 in our common stock, the S&P Healthcare Index, the Nasdaq Composite Index, and the S&P 500 Index and assumes the reinvestment of dividends, if any. We included the comparison with the S&P 500 Index because our Company became a component of the S&P 500 Index on June 2, 2008.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Intuitive Surgical, Inc.	100.00	39.32	93.94	79.80	143.35	151.82
NASDAQ Composite	100.00	59.46	85.55	100.02	98.22	113.85
S&P 500 Healthcare Index	100.00	75.52	88.41	89.04	98.10	115.23
S&P 500 Index	100.00	61.51	75.94	85.65	85.65	97.13

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts and headcount)
Revenue	$2,178.8	$1,757.3	$1,413.0	$1,052.2	$874.9
Gross profit	$1,570.3	$1,273.8	$1,030.0	$751.1	$620.8
Net income (1)	$656.6	$495.1	$381.8	$232.6	$204.3
Net income per common share:
Basic	$16.50	$12.63	$9.74	$6.07	$5.26
Diluted	$15.98	$12.32	$9.47	$5.93	$5.12
Shares used in computing basic and diluted net income per share:
Basic	$39.8	$39.2	$39.2	$38.3	$38.9
Diluted	$41.1	$40.2	$40.3	$39.2	$39.9
Cash, cash equivalents and investments	$2,920.5	$2,171.8	$1,608.9	$1,172.0	$901.9
Total assets	$4,059.2	$3,063.1	$2,390.4	$1,809.7	$1,474.6
Other long-term liabilities	$77.5	$96.9	$79.2	$69.6	$43.3
Shareholders’ equity	$3,580.1	$2,645.6	$2,037.4	$1,537.3	$1,266.8
Total headcount	2,362	1,924	1,660	1,263	1,049

(1)	Net income for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 included stock-based compensation expense of $105.8 million, $93.5 million, $78.4 million, $70.5 million, and $53.4 million, respectively, net of tax, related to employee stock options and employee stock purchases. Net income for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 included amortization of purchased intellectual property of $23.1 million, $17.8 million, $16.7 million, $15.6 million, and $10.5 million, respectively. The 2012 tax provision includes discrete tax benefits totaling $46.5 million, which is comprised of $38.0 million associated with the third quarter reversal of unrecognized tax benefits in conjunction with the expiration of certain statutes of limitations, and $8.5 million of benefits associated with certain previously unrecognized tax benefits as a result of a new IRS guidance issued in the first quarter. The 2012 tax provision excludes a federal R&D tax credit due to its expiration at the end of 2011. There were no significant discrete tax benefits for years ended December 31, 2008 through December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Open surgery remains the predominant form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to the patient, typically resulting in longer hospitalization and recovery times, increased hospitalization costs and additional pain and suffering relative to MIS, where MIS is available. Over the past two decades, MIS has reduced trauma to the patient by allowing selected surgeries to be performed through small ports rather than large incisions. MIS has been widely adopted for certain surgical procedures, but it has not been widely adopted for complex reconstructive surgeries.

The da Vinci Surgical System enables surgeons to extend the benefits of MIS to many patients who would otherwise undergo open surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional MIS. Surgeons using the da Vinci system operate while seated comfortably at a console viewing a high resolution, 3-D, HD image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the way he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy to use.

Our products fall into four broad categories – da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems, instruments and accessories (e.g., EndoWrist, EndoWrist One, da Vinci Single-Site) and training technologies. We have commercialized three generations of da Vinci Surgical Systems; the first is our da Vinci standard Surgical System, first commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, and the third and most current is our da Vinci Si Surgical System, commercialized in 2009. Systems include a surgeon’s console, imaging electronics, a patient-side cart and computational hardware and software. Instruments and accessories are used with systems to allow surgeons the flexibility in choosing the types of tools needed in a particular surgery. Lastly, training technologies include our recently developed da Vinci Skills Simulator and our dual console for use in surgeon proctoring and collaborative surgery.

We model patient value as equal to procedure efficacy / invasiveness. Here procedure efficacy is a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer da Vinci surgery, which potentially could result a local market share shift. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternative treatment options for the same disease state.

Procedures

Worldwide Procedures

The adoption of da Vinci surgery has the potential to progress for those procedures that offer greater patient value than non da Vinci alternatives. We focus our organization and investments on developing, marketing and training for those products and procedures where we believe da Vinci can bring significant patient value relative to competitive therapies. In 2012, da Vinci was used primarily in gynecology, urology, general surgery, cardiothoracic surgery and head and neck surgery. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), Sacrocolpopexy, Myomectomy, and Endometriosis Resection. Target procedures in urology include da Vinci Prostatectomy (“dVP”), Partial Nephrectomy and Pyeloplasty. Target procedures in general surgery include Single-Site Cholecystectomy and colorectal procedures. In cardiothoracic surgery, they include da Vinci Lobectomy and da Vinci Mitral Valve Repair. Lastly, in head and neck surgery, the target procedures include da Vinci Trans-oral Robotic Surgery (“TORS”) for throat and base of tongue cancers.

In 2012, approximately 450,000 surgical procedures were performed with the da Vinci Surgical System, compared to approximately 360,000 and 278,000 procedures performed in 2011 and 2010 respectively. The growth in our overall procedure volume was driven by growth in U.S. gynecologic procedures, U.S. general surgery procedures, and international dVP procedures, partially offset by a decline of approximately 15% in U.S. dVP procedures compared to 2011.

U.S. Procedures

Overall U.S. procedure volume grew to approximately 367,000 in 2012, compared to approximately 292,000 in 2011 and 228,000 in 2010.

Gynecology is our largest U.S. surgical specialty. Overall U.S. gynecology procedure volume grew from approximately 123,000 cases in 2010 to approximately 170,000 in 2011 and to approximately 222,000 in 2012. Growth in gynecology was driven by continued adoption of dVH, our highest volume procedure, and other gynecologic procedures, including Sacrocolpopexy, Endometriosis Resection, and Myomectomy. U.S. dVH procedure volume grew from approximately 140,000 cases in 2011 to approximately 176,000 cases in 2012, of which approximately 38,000 were for the treatment of cancer and approximately 138,000 related to benign conditions. We estimate the total annual U.S. addressable robotic hysterectomy market to be approximately 300,000 to 350,000 cases, of which approximately 50,000 are for cancer.

Urology is our second largest surgical specialty. U.S. urology procedure volume was approximately 88,000 in 2012, compared to approximately 93,000 in 2011 and 85,000 in 2010. The 2012 urology decline was driven by lower dVP procedure volume. We consider dVP to be the standard of care for the surgical treatment of prostate cancer in the U.S. About 62,000 dVPs were performed in 2012, compared to 73,000 in 2011 and 68,000 in 2010. The approximately 15% reduction in 2012 dVP procedures in the U.S. reflects pressures from reduced levels of PSA testing and increased use of non-surgical disease management. Other (non-dVP) urology procedures, including partial and full nephrectomy, increased approximately 27% in 2012 to 26,000 cases.

General surgery is our third largest and fastest growing specialty. Overall U.S. general surgery procedure volume grew from approximately 10,000 cases in 2010 to approximately 15,000 in 2011 and to approximately 42,000 in 2012. General surgery growth was led by an increase in cholecystectomy and colorectal procedures. da Vinci Single-Site instrumentation was FDA cleared for U.S. cholecystectomies in December 2011. Since launch, over 450 customers have purchased Single Site instruments. Multi-port robotic cholecystectomies are also being performed.

International Procedures

Overall international procedure volume grew to approximately 83,000 in 2012, compared to approximately 68,000 in 2011 and 50,000 in 2010. dVP accounted for the majority of international procedures, having grown from about 30,000 in 2010 to 40,000 in 2011 and to 47,000 in 2012. The overall international procedure growth rate of approximately 22% in 2012 was lower than the 36% growth rate in 2011, primarily due to lower European growth rates resulting from austerity measures, PSA testing, non-surgical disease management trends and other Company specific matters.

Business Model

We generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories, and service. The da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending upon configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers consume our EndoWrist instruments and accessory products used in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We also generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold at an annual rate of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system. These service contracts have generally been renewed at the end of the initial contractual service periods.

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $752.7 million, or 53% of total revenue in 2010 to $979.5 million, or 56% of total revenue in 2011 to $1,245.9 million, or 57% of total revenue in 2012. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,585 at December 31, 2012, compared with 2,132 at December 31, 2011 and 1,752 at December 31, 2010.

We provide our products through a direct sales organization in the U.S. and in Europe, excluding Spain, Italy, Greece and Eastern European countries. In January 2012, we acquired our Korean distributor and began selling directly to Korean customers. Beginning in 2013, we also will provide our products through a direct sales organization in the Czech Republic, Slovakia, and Hungary, whereas prior to 2013, these markets were served by a distributor. In the remainder of our world markets, we provide our products through distributors.

Regulatory Activities

We believe that we have obtained the clearances required to market our products to our targeted surgical specialties within the U.S. and most of Europe. As we make additions to target procedures and introduce new products, we will continue to seek necessary clearances.

In November 2009, we received Shonin approval from the MHLW for our da Vinci S Surgical System in Japan. The initial sales were primarily made to early adopters. Since receiving the approval, we have been focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan and building our own organization, Intuitive Surgical Japan. Prior to April 2012, we had partnered with the experienced regulatory team from JJKK to assist in navigating the Japanese regulatory process. In April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., LTD as our separate independent distribution partner for marketing, selling, and servicing our products in Japan. Effective April 2012, we obtained national reimbursement for the dVP procedures in Japan, our only reimbursed procedure to date. In October 2012, we obtained MHLW approval for da Vinci Si Surgical Systems in Japan. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.

2012 Business Events and Trends

Economic Environment. The credit and sovereign debt issues impacting Europe have slowed capital sales and curtailed procedure growth throughout most of 2012. European procedure growth was lower than we anticipated in 2012. Although capital sales and procedure growth outside of Europe have been strong, European uncertainties could adversely impact demand for our products globally. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical factors.

da Vinci Prostatectomy. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as suggested changes in treatment pattern for low risk prostate cancer away from definitive treatment have led to a decline in our dVP business. We estimate that dVP procedures in the U.S. declined approximately 15% during the year ended December 31, 2012 compared with 2011. We are unable to predict the extent to which these recommendations and treatment pattern changes will be followed by governments or clinicians in non-U.S. jurisdictions.

New Product Introductions

da Vinci Skills Simulator. In the first quarter of 2011, we began shipping our da Vinci Skills Simulator. The simulator is a practice tool for the da Vinci Si Surgical System that gives a user the opportunity to efficiently practice in his or her facility with the da Vinci surgeon console controls. The simulator incorporates three-dimensional, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System. Most da Vinci Skills Simulators have been sold in connection with new da Vinci Si Surgical System sales. We sold 425 and 383 da Vinci Skills Simulators during the years ended December 31, 2012 and 2011, respectively.

da Vinci Single-Site Instruments. da Vinci Single-Site is a set of non-wristed instruments and accessories that allow the da Vinci Si systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize invasiveness to patients by reducing the number of ports required to enter the body and is typically utilized for less complex surgery than multi-port surgery. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, although physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011, we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The majority of da Vinci Single-Site procedures performed in Europe to date have been cholecystectomies. In December 2011, we received U.S. FDA regulatory clearance to market our Single-Site instrumentation in the U.S. for laparoscopic cholecystectomy procedures, our only U.S. clearance to date. We are encouraged by hospital, surgeon, and patient interest in da Vinci Single-Site, with over 450 U.S. customers having purchased da Vinci Single-Site kits as of December 31, 2012. However, as we are in the early stages of introducing this instrumentation to the U.S. market, we are not able to predict the extent to which da Vinci Single-Site may be adopted. During the third quarter of 2012, we submitted our 510(k) submission to the FDA for Single-Site instruments and indications for use in benign Hysterectomy and Salpingo Oophorectomy.

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

EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the stapler. We expect its initial surgical use to be directed towards colorectal procedures. We intend to rollout the EndoWrist Stapler 45 to a limited number of customers in early 2013 and slowly to a broader set of customers later in 2013. As we have not begun selling EndoWrist Stapler 45, we are not able to predict the extent to which the EndoWrist Stapler 45 may be adopted.

2012 Financial Highlights

•	Total revenue increased 24% to $2,178.8 million during the year ended December 31, 2012 from $1,757.3 million during the year ended December 31, 2011.

•	Approximately 450,000 da Vinci procedures were performed during the year ended December 31, 2012, up approximately 25% from the year ended December 31, 2011.

•	Instruments and accessories revenue increased 29% to $903.3 million during the year ended December 31, 2012 from $701.1 million during the year ended December 31, 2011.

•

Recurring revenue increased 27% to $1,245.9 million during the year ended December 31, 2012, representing 57% of total revenue from $979.5 million during the year ended December 31, 2011, representing 56% of total revenue.

•	We sold 620 da Vinci Surgical Systems during the year ended December 31, 2012, compared with 534 for the year ended December 31, 2011.

•	System revenue increased 20% to $932.9 million during the year ended December 31, 2012 from $777.8 million during the year ended December 31, 2011.

•	As of December 31, 2012, we had a da Vinci Surgical System installed base of 2,585 systems—1,878 in the U.S., 416 in Europe, and 291 in the rest of the world.

•

Operating income increased 26% to $878.1 million during the year ended December 31, 2012 compared to $694.8 million during the year ended December 31, 2011. Operating income included $153.3 million and $136.4 million during the years ended December 31, 2012 and 2011, respectively, of stock-based compensation expense related to employee stock programs.

•

We ended fiscal 2012 with $2,920.5 million in cash, cash equivalents and investments. Cash, cash equivalents, and investments increased by $748.7 million during 2012 driven by cash flow from operations and $263.3 million generated from employee stock programs, partially offset by $238.3 million used to repurchase and retire 0.4 million shares of common stock, and $114.2 million used for capital expenditures and the purchase of intellectual property.

•	We ended fiscal 2012 with 2,362 employees, compared to 1,924 at the end of fiscal 2011. Headcount additions were made predominantly to our field sales, manufacturing, and R&D organizations.

Technology and Other Acquisitions

We continue to make strategic acquisitions of intellectual property and related technologies. Total investments in intellectual property and related technologies during the year ended December 31, 2012 were $41.6 million, compared to $16.8 million during the year ended December 31, 2011. Amortization expense related to purchased intellectual property for the year ended December 31, 2012 and 2011 were $23.1 million and $17.8 million, respectively.

On January 11, 2012, we completed the acquisition of our Korean distributor. The total purchase consideration of the acquisition was not material, and the acquisition has not had a material impact on the results of our operations.

Results of Operations

The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions):

	Years Ended December 31,
	2012	% of total revenue	2011	% of total revenue	2010	% of total revenue
Revenue:
Product	$1,836.2	84%	$1,478.9	84%	$1,189.1	84%
Service	342.6	16%	278.4	16%	223.9	16%

Total revenue	2,178.8	100%	1,757.3	100%	1,413.0	100%
Cost of revenue:
Product	495.3	23%	382.3	22%	297.3	21%
Service	113.2	5%	101.2	6%	85.7	6%

Total cost of revenue	608.5	28%	483.5	28%	383.0	27%
Product gross profit	1,340.9	62%	1,096.6	62%	891.8	63%
Service gross profit	229.4	11%	177.2	10%	138.2	10%

Gross profit	1,570.3	72%	1,273.8	72%	1,030.0	73%

Operating expenses:
Selling, general and administrative	522.2	24%	438.8	25%	358.8	25%
Research and development	170.0	8%	140.2	8%	116.0	8%

Total operating expenses	692.2	32%	579.0	33%	474.8	33%

Income from operations	878.1	40%	694.8	39%	555.2	39%
Interest and other income (expense), net	15.8	1%	14.9	1%	17.1	1%

Income before taxes	893.9	41%	709.7	40%	572.3	41%
Income tax expense	237.3	11%	214.6	12%	190.5	13%

Net income	$656.6	30%	$495.1	28%	$381.8	27%

Total Revenue

Total revenue increased by 24% during the year ended December 31, 2012 from the year ended December 31, 2011. Total revenue increased to $2,178.8 million during the year ended December 31, 2012 from $1,757.3 million during the year ended December 31, 2011 and from $1,413.0 million during the year ended December 31, 2010. Total revenue growth for these periods was driven by the continued adoption of da Vinci Surgery, resulting largely from growth in U.S. gynecologic procedures, including dVH, Sacrocolpopexy, Endometriosis Resection, and Myomectomy; U.S. general surgery procedures, including Cholecystectomy and Colorectal procedures; and dVP in international markets, partially offset by a decline of approximately 15% in dVP procedures in the U.S from 2011 to 2012. We believe the reduction in dVP procedures in the U.S. reflects pressures from reduced levels of PSA testing and increased use of non-surgical disease management. Procedure growth in Europe was lower than our overall growth due to austerity measures, PSA testing, non-surgical disease management trends and other Company specific matters. Revenue within the U.S. accounted for 79%, 78%, and 80% of total revenue during the years ended December 31, 2012, 2011, and 2010, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to the ability of patients to choose their provider and method of treatment in the U.S. Our international revenue grew in absolute dollars compared with the prior year, primarily due to higher system sales in the Japanese market and higher instrument and accessory sales driven by increased procedures. The credit and sovereign debt issues have resulted in a challenging economic environment in Europe.

The following table summarizes our revenue and da Vinci Surgical System unit sales information for the years indicated (in millions, except unit sales and percentages):

	Years Ended December 31,
	2012	2011	2010
Revenue
Instruments and accessories	$903.3	$701.1	$528.8
Systems	932.9	777.8	660.3

Total product revenue	1,836.3	1,478.9	1,189.1
Services	342.6	278.4	223.9

Total revenue	$2,178.8	$1,757.3	$1,413.0

Recurring revenue	$1,245.9	$979.5	$752.7
% of total revenue	57%	56%	53%
Domestic	$1,726.9	$1,378.7	$1,126.0
International	451.9	378.6	287.0

Total revenue	$2,178.8	$1,757.3	$1,413.0

% of Revenue—Domestic	79%	78%	80%
% of Revenue—International	21%	22%	20%

Unit Sales by Region:
Domestic Unit Sales	476	400	335
International Unit Sales	144	134	106

Total Unit Sales	620	534	441

Unit Sales by Model:
da Vinci Si-e—Single console Unit Sales (3 arm)	26	16	9
da Vinci Si—Single console Unit Sales (4 arm)	449	384	295
da Vinci Si—Dual console Unit Sales	105	95	68

Total da Vinci Si Unit Sales	580	495	372
da Vinci S Unit Sales	40	39	69

Total Unit Sales	620	534	441

Unit Sales involving System Trade-ins:
Unit sales trading in da Vinci standard Surgical Systems	51	65	75
Unit sales trading in da Vinci S Surgical Systems	116	88	9

Total unit sales involving trade-ins	167	153	84
Unit Sales not trading in any systems	453	381	357

Total Unit Sales	620	534	441

Product Revenue

Product revenue increased to $1,836.3 million during the year ended December 31, 2012 from $1,478.9 million during the year ended December 31, 2011.

Instruments and accessories revenue increased to $903.3 million for the year ended December 31, 2012, up 29% compared with $701.1 million for the year ended December 31, 2011. The increase in revenue was driven by an approximate 25% increase in procedure volume and, to a lesser extent, higher initial instrument and accessory orders associated with recently released products, including da Vinci Single-Site, the EndoWrist One Vessel Sealer, and Firefly Fluorescence Imaging products, as well as higher initial instrument and accessory stocking orders associated with higher 2012 system units sales.

The growth in our overall procedure volume was driven by growth in U.S. gynecologic procedures, U.S. general surgery procedures, and international dVP procedures, partially offset by a decline of approximately 15% in U.S. dVP procedures.

Systems revenue increased to $932.9 million during the year ended December 31, 2012, up 20% from $777.8 million during the year ended December 31, 2011, primarily due to higher da Vinci Surgical System unit sales. 620 da Vinci Surgical Systems were sold in 2012, compared to 534 in 2011. The 2012 average selling price (“ASP”) of approximately $1.49 million was higher than last year’s ASP of approximately $1.44 million driven by product, geographic, and trade-in mix. A higher proportion of 2012 system sales included Firefly Fluorescence Imaging configurations, which have higher prices than standard HD vision configurations. 167 used da Vinci models were traded in as part of 2012 system sales transactions, compared to 153 in 2011.

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

Procedure growth in 2011 occurred in all of our targeted procedures with dVH and dVP being the largest drivers of growth. Systems revenue increased to $777.8 million during the year ended December 31, 2011, up 18% from $660.3 million during the year ended December 31, 2010, primarily due to the sale of 93 more systems in 2011. Prior to the fourth quarter 2010, transactions involving customers transitioning from da Vinci S to a da Vinci Si Surgical System were included in upgrade revenue and excluded from the system count. The current treatment reflects the current nature of the higher-priced transactions where customers are now shipped completely new da Vinci Si Surgical Systems in exchange for their used da Vinci S Surgical Systems, rather than receiving component level field upgrades of their da Vinci S units. There were 29 field upgrades of da Vinci S Surgical Systems to da Vinci Si Surgical Systems during the first nine months of 2010. The 2011 ASP of $1.44 million was approximately equal the 2010 ASP. System upgrade revenue was $8.9 million for the year ended December 31, 2011 compared to $25.1 million for the year ended December 31, 2010. The 2010 upgrade revenue included the 29 field upgrades of da Vinci S Surgical Systems to da Vinci Si Surgical Systems.

Service Revenue

Service revenue, comprised primarily of system service and customer training, increased 23% to $342.6 million for the year ended December 31, 2012 from $278.4 million for the year ended December 31, 2011. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue in 2012 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Service revenue increased 24% to $278.4 million for the year ended December 31, 2011 from $223.9 million for the year ended December 31, 2010. Higher service revenue for 2011 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit during the year ended December 31, 2012 increased 22% to $1,340.9 million, or 73.0% of product revenue, compared with $1,096.6 million, or 74.1% of product revenue, during the year ended December 31, 2011. The higher product gross profit was driven by higher 2012 product revenue, as described above. The lower 2012 product gross profit percentage primarily reflects the introduction of newly launched products possessing lower margins at their introduction point, particularly da Vinci Single-Site Instruments and the EndoWrist One Vessel Sealer. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. As volumes increase, and as we refine the manufacturing processes and products, we would expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based on the volume and complexity of the newer products. Product gross profit for the year ended December 31, 2012 and 2011 reflected stock-based compensation expense of $14.1 million and $12.3 million, respectively.

Service gross profit during the year ended December 31, 2012 increased to $229.4 million, or 67.0% of service revenue, compared with $177.2 million, or 63.7% of service revenue during the year ended December 31, 2011. The higher 2011 service gross profit was driven by a larger installed base. The higher 2012 gross service profit percentage was primarily driven by lower service parts consumption rates. Service gross profit during the years ended December 31, 2012 and 2011 reflected stock-based compensation expense of $12.9 million and $11.0 million, respectively.

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

Selling, general and administrative expenses for the year ended December 31, 2012 increased 19% to $522.2 million compared to $438.8 million for the year ended December 31, 2011. The increase in absolute dollars was due to organizational growth to support our expanding business, particularly in the clinical field sales function, higher commissions related to higher revenue levels, and higher non-cash stock-based compensation expenses. Stock-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2012 and 2011 were $93.1 million and $84.3 million, respectively.

Selling, general and administrative expenses for the year ended December 31, 2011 increased 22% to $438.8 million compared to $358.8 million for the year ended December 31, 2010. The increase in absolute dollars was due to organizational growth to support our expanding business, particularly in the clinical field sales function, higher commissions related to higher revenue levels, and higher non-cash stock-based compensation expenses. Stock-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2011 and 2010 were $84.3 million and $77.0 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products. These enhancements represent significant improvements to our products.

Research and development expenses during the year ended December 31, 2012 increased 21% to $170.0 million compared to $140.2 million during the year ended December 31, 2011. The increases in absolute dollars were due to the growth in our research and development organization and higher prototype costs directed at the development of new products including our vessel sealing and stapling products, as well as our da Vinci Single-Site instruments, and higher stock-based compensation expenses. Amortization expense related to purchased intellectual property during the years ended December 31, 2012 and 2011 were $13.8 million and $13.4 million, respectively. Stock-based compensation expense charged to research and development expense during the years ended December 31, 2012 and 2011 were $33.2 million and $28.8 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including the co-development arrangement with industry partners, will continue to increase in the future.

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

Interest and Other Income, Net

Interest and other income, net, was $15.8 million during the year ended December 31, 2012, compared to $14.9 million for the year ended December 31, 2011. Higher interest and other income, net for the year ended December 31, 2012 was driven by higher 2012 interest income earned on higher cash and investment balances.

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

Income Tax Expense

Our income tax expense was $237.3 million, $214.6 million, and $190.5 million during the years ended December 31, 2012, 2011, and 2010, respectively. The effective tax rate for 2012 was approximately 26.5% compared with 30.2% for 2011 and 33.3% for 2010. Our tax rate for all these periods differed from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate partially offset by state income taxes net of federal benefit and non-deductible stock option expenses. In addition, the years ended December 31, 2011 and 2010 reflected Federal R&D credits whereas those credits expired December 31, 2011. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax. The 2012 tax provision also reflected tax benefits of $38.0 million related to the reversal of unrecognized tax benefits and associated interest in connection with the expiration of certain statutes of limitations in multiple jurisdictions in the second half of 2012, and the recognition of $8.5 million benefits related to certain previously unrecognized tax benefits and associated interest as a result of new IRS guidance issued in the first quarter of 2012.

Our 2012 tax provision did not include the benefit of the 2012 federal R&D credit. The federal R&D credit expired as of December 31, 2011. In January 2013, it was retroactively extended through the end of 2013. Under U.S. GAAP, the tax benefit of the 2012 federal R&D credit will be recognized as a discrete item in the first quarter of year 2013 when the reenactment occurred.

The Company recorded a valuation allowance against its California deferred tax assets because it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor. We will continue to monitor and reassess the need for further increases or decreases to the valuation allowance. As of December 31, 2012 and 2011, we had valuation allowances of $6.0 million and $2.8 million, respectively, primarily on California deferred tax assets.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $1,608.9 million at December 31, 2010, to $2,171.8 million at December 31, 2011, to $2,920.5 million at December 31, 2012. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of December 31, 2012, $454.2 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.

Consolidated Cash Flow Data

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net cash provided by (used in)
Operating activities	$814.2	$677.6	$545.8
Investing activities	(845.7)	(479.0)	(494.3)
Financing activities	119.2	(12.4)	7.7
Effect of exchange rates on cash and cash equivalents	0.2	(0.2)	(0.8)

Net increase in cash and cash equivalents	$87.9	$186.0	$58.4

Operating Activities

During the year ended December 31, 2012, cash flow from operations of $814.2 million exceeded our net income of $656.6 million for two primary reasons:

1)	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $223.1 million during the year ended December 31, 2012.

2)	Cash used in working capital during the year ended December 31, 2012 was approximately $65.5 million.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable increased by $68.9 million, or 24%, in 2012 reflecting timing of our system sales. Inventory increased by $7.1 million, or 8%, in 2012 due to our business growth, expanded product offerings, and safety stocks acquired for key components. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $30.5 million, or 20%, in 2012 primarily due to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased by $17.1 million in 2012 primarily due to timing of vendor, tax and employee compensation payments during 2012.

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

Inventory increased by $29.2 million or 51% in 2010. The growth in inventory reflects increased revenue, increases to ensure adequate supply of key components as December 31, 2010 quantities were below optimal levels and inventory associated with new product introductions. Deferred revenue, which includes deferred service contract revenue that is being amortized over the service contract period, increased $26.5 million or 26% in 2010 primarily due to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities increased $60.1 million or 35% in 2010, primarily due to timing of vendor, tax and employee compensation payments during 2010.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2012, 2011, and 2010 consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $703.9 million, $396.1 million, and $398.3 million, respectively, and purchases of property and equipment and licensing of intellectual property of $114.2 million, $82.9 million, and $96.0 million, respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital-intensive business.

Financing Activities

Net cash proceeds provided by financing activities in 2012 consisted primarily of stock option exercises and employee stock purchases of $263.3 million, excess tax benefits from stock-based compensation of $94.2 million, offset by $238.3 million used for the repurchase of 0.4 million shares of our common stock through open market transactions. Net cash used in financing activities in 2011 consisted primarily of $331.8 million used for the repurchase of 1.0 million shares of our common stock through open market transactions, offset by proceeds from stock option exercises and employee stock purchases of $260.6 million, and excess tax benefits from stock-based compensation of $58.8 million. Net cash provided by financing activities in 2010 consisted primarily of proceeds from stock option exercises and employee stock purchases of $141.1 million and excess tax benefits from stock-based compensation of $65.2 million, offset by $198.6 million for the repurchase of approximately 0.7 million shares of our common stock through open market transactions.

Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products investments. In 2012, we made substantial investments in our commercial operations, product development activities, facilities and intellectual property. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2012 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating leases	$8.5	$3.8	$4.1	$0.6
Purchase commitments and obligations	292.2	292.2	—	—

Total contractual obligations	$300.7	$296.0	$4.1	$0.6

Operating leases. We lease office spaces in the U.S., Switzerland, Mexico, Japan and China. We also lease automobiles for certain sales and field service employees. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles in the (“U.S. GAAP”), which requires us to make judgments, estimates and assumptions. See “Note 2. Summary of Significant Accounting Policies,” in Notes to the Consolidated Financial Statements, which is included in “Item 8. Financial Statements and Supplementary Data,” which describes our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

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

All of the securities classified as Level 3 instruments are municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. These ARS represent less than 1% of our total investment portfolio as of December 31, 2012. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. We have valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of December 31, 2012, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. Changes in associated market value have been recorded through other comprehensive income. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

No significant impairment charges were recorded during the years ended December 31, 2012, 2011, and 2010. As of December 31, 2012 and 2011, our cumulative unrealized gains related to our investments classified as available-for-sale, net of tax, was approximately $6.2 million and $1.1 million, respectively.

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

We have intangible assets and goodwill on our balance sheet. The valuation and classification of these assets and the assignment of useful amortization lives involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2012, 2011, and 2010. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

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

These new accounting principles do not generally change the units of accounting for our revenue transactions and we continue to have system and service as the different elements in our multiple element arrangements. For multiple element arrangements entered into on or after January 1, 2010, we allocate revenue to all deliverables based on their relative selling prices. Because we have neither vendor-specific objective evidence (“VSOE”) nor third-party evidence of selling price (“TPE”) for our systems, the allocation of revenue has been based on estimated selling prices (“ESPs”). The objective of ESP is to determine the price at which we would transact a sale if the product was sold on a stand-alone basis. We determine ESP for our systems by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions. We review ESP regularly and maintain internal controls over the establishment and updates of these estimates. Since we apply significant judgment in arriving at the ESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement.

Hedge Accounting for Derivatives. We utilize foreign currency forward exchange contracts to hedge certain anticipated foreign currency sales transactions. When specific criteria required by relevant accounting standards have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income (“OCI”) rather than net income until the underlying hedged transaction affects net income. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When we determine that the transactions are no longer probable within a certain timeframe, we are required to reclassify the cumulative changes in the fair values of the related hedge contracts from other comprehensive income to net income.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is less than 50% likelihood, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. As of December 31, 2012, we believe it is more likely than not that our deferred tax assets ultimately will be recovered with the exception of our California deferred tax assets. We believe that due to the computation of California taxes under the single sale factor, it is more likely than not that our California deferred tax assets will not be realized. Should there be a change in our ability to recover our deferred tax assets, our tax provision would be affected in the period in which such change takes place.

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

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and taxable or tax exempt municipal bonds (some of which may have an auction reset feature). The securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments excluding auction rate securities as of December 31, 2012 was approximately 1.1 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $8.2 million as of December 31, 2012. We do not utilize derivative financial instruments to manage our interest rate risks.

The uncertain financial markets have resulted in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.

As of December 31, 2012, we held approximately $7.4 million of municipal bonds with an auction reset feature whose underlying assets are student loans that are substantially backed by the federal government. These ARS represent less than 1% of our total investment portfolio. In February 2008, the auction market failed and the ARS therefore continue to be illiquid. We will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited. If the issuers are unable to service their current obligations, raise funds in the future and/or maintain their credit ratings, we may in the future be required to record an impairment charge on these investments.

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of sales activities outside of the U.S., we have foreign exchange exposures to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable and currency bank balances. Our primary exposure is with the Euro.

For the year ended December 31, 2012, sales denominated in foreign currencies were approximately 9% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. For the year ended December 31, 2012, our revenue would have decreased by approximately $7.8 million if the U.S. dollar exchange rate would have strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after taking into account hedges and offsetting positions as of December 31, 2012 would have resulted in a $2.2 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Redwood City, California

February 4, 2013

INTUITIVE SURGICAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$553.7	$465.8
Short-term investments	770.7	563.4
Accounts receivable, net of allowances of $3.0 and $5.6 at December 31, 2012 and 2011, respectively	370.3	297.9
Inventory	121.5	112.1
Prepaids and other current assets	67.3	20.9
Deferred tax assets	9.3	6.2

Total current assets	1,892.8	1,466.3
Property, plant and equipment, net	241.8	197.2
Long-term investments	1,596.1	1,142.6
Long-term deferred tax asset	87.0	69.1
Intangible and other assets, net	103.4	71.0
Goodwill	138.1	116.9

Total assets	$4,059.2	$3,063.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57.6	$45.8
Accrued compensation and employee benefits	104.0	83.1
Deferred revenue	185.7	154.2
Other accrued liabilities	54.3	37.5

Total current liabilities	401.6	320.6
Other long-term liabilities	77.5	96.9

Total liabilities	479.1	417.5

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 40.2 and 39.3 shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	2,240.1	1,742.8
Retained earnings	1,333.4	901.9
Accumulated other comprehensive income	6.6	0.9

Total stockholders’ equity	3,580.1	2,645.6

Total liabilities and stockholders’ equity	$4,059.2	$3,063.1

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Product	$1,836.2	$1,478.9	$1,189.1
Service	342.6	278.4	223.9

Total revenue	2,178.8	1,757.3	1,413.0
Cost of revenue:
Product	495.3	382.3	297.3
Service	113.2	101.2	85.7

Total cost of revenue	608.5	483.5	383.0

Gross profit	1,570.3	1,273.8	1,030.0

Operating expenses:
Selling, general and administrative	522.2	438.8	358.8
Research and development	170.0	140.2	116.0

Total operating expenses	692.2	579.0	474.8

Income from operations	878.1	694.8	555.2
Interest and other income (expense), net	15.8	14.9	17.1

Income before taxes	893.9	709.7	572.3
Income tax expense	237.3	214.6	190.5

Net income	$656.6	$495.1	$381.8

Net income per share:
Basic	$16.50	$12.63	$9.74

Diluted	$15.98	$12.32	$9.47

Shares used in computing net income per share:
Basic	39.8	39.2	39.2

Diluted	41.1	40.2	40.3

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended December 31,
	2012	2011	2010
Net income	$656.6	$495.1	$381.8
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)	0.5	(0.3)	(0.3)

Available-for-sale investments:
Unrealized gains (losses), net of tax	5.1	0.7	1.0
Less: Reclassification adjustment for (gains) losses on investments
recognized during the year	0.1	(0.9)	(0.6)

Net change, net of tax effect	5.2	(0.2)	0.4

Derivative instruments:
Unrealized gains (losses)	(1.1)	0.5	0.2
Less: Reclassification adjustment for (gains) losses on derivative
instruments recognized during the year	1.1	(0.7)	—

Net change, net of tax effect	—	(0.2)	0.2

Other comprehensive income	5.7	(0.7)	0.3

Total other comprehensive income	$662.3	$494.4	$382.1

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(IN MILLIONS)

	Common Stock	Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2009	38.5	—	1,024.3	511.7	1.3	1,537.3
Issuance of common stock upon exercise of options and under stock purchase plan	1.1	—	141.1	—	—	141.1
Income tax benefit from stock option exercises	—	—	57.9	—	—	57.9
Stock-based compensation expense related to employee stock plans	—	—	117.6	—	—	117.6
Repurchase and retirement of common stock	(0.7)	—	(24.0)	(174.6)	—	(198.6)
Components of comprehensive income, net of tax:
Net income	—	—	—	381.8	—	381.8
Other comprehensive income (loss)	—	—	—	—	0.3	0.3

Total comprehensive income						382.1

Balances at December 31, 2010	38.9	—	1,316.9	718.9	1.6	2,037.4
Issuance of common stock upon exercise of options and under stock purchase plan	1.4	—	260.6	—	—	260.6
Income tax benefit from stock option exercises	—	—	48.6	—	—	48.6
Stock-based compensation expense related to employee stock plans	—	—	136.4	—	—	136.4
Repurchase and retirement of common stock	(1.0)	—	(19.7)	(312.1)	—	(331.8)
Components of comprehensive income, net of tax:
Net income	—	—	—	495.1	—	495.1
Other comprehensive income (loss)	—	—	—	—	(0.7)	(0.7)

Total comprehensive income						494.4

Balances at December 31, 2011	39.3	$—	$1,742.8	$901.9	$0.9	$2,645.6
Issuance of common stock upon exercise of options and under stock purchase plan	1.3	—	263.3	—	—	263.3
Income tax benefit from stock option exercises	—	—	93.9	—	—	93.9
Stock-based compensation expense related to employee stock plans	—	—	153.3	—	—	153.3
Repurchase and retirement of common stock	(0.4)	—	(13.2)	(225.1)	—	(238.3)
Components of comprehensive income, net of tax:
Net income	—	—	—	656.6	—	656.6
Other comprehensive income (loss)	—	—	—	—	5.7	5.7

Total comprehensive income						662.3

Balances at December 31, 2012	40.2	$—	$2,240.1	$1,333.4	$6.6	$3,580.1

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$656.6	$495.1	$381.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.7	28.7	23.7
Amortization of intangible assets	23.1	17.8	16.7
Accretion of discounts and amortization of premiums on investments, net	33.1	22.6	17.8
Deferred income taxes	(20.8)	7.1	(21.5)
Income tax benefits from employee stock option plans	93.9	48.6	57.9
Excess tax benefit from stock-based compensation	(94.2)	(58.8)	(65.2)
Stock-based compensation expense	153.3	136.4	117.6
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(68.9)	(51.1)	(41.5)
Inventory	(7.1)	(25.3)	(29.2)
Prepaids and other assets	(37.1)	(9.4)	1.1
Accounts payable	8.4	10.3	8.1
Accrued compensation and employee benefits	21.0	19.6	13.8
Deferred revenue	30.5	28.1	26.5
Other accrued liabilities	(12.3)	7.9	38.2

Net cash provided by operating activities	814.2	677.6	545.8

Investing activities:
Purchase of investments	(1,833.9)	(1,532.2)	(1,385.4)
Proceeds from sales of investments	329.8	444.3	589.3
Proceeds from maturities of investments	800.2	691.8	397.8
Purchase of property, plant and equipment, intellectual property and business	(141.8)	(82.9)	(96.0)

Net cash used in investing activities	(845.7)	(479.0)	(494.3)

Financing activities:
Proceeds from issuance of common stock, net	263.3	260.6	141.1
Excess tax benefit from stock-based compensation	94.2	58.8	65.2
Repurchase and retirement of common stock	(238.3)	(331.8)	(198.6)

Net cash (used in) provided by financing activities	119.2	(12.4)	7.7

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.2)	(0.8)

Net increase (decrease) in cash and cash equivalents	87.9	186.0	58.4
Cash and cash equivalents, beginning of year	465.8	279.8	221.4

Cash and cash equivalents, end of year	$553.7	$465.8	$279.8

Supplemental cash flow information:
Income taxes paid	$226.1	$152.0	$124.4

See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Intuitive Surgical, Inc. designs, manufactures, and markets the da Vinci Surgical System and related instruments and accessories, which taken together, are advanced surgical system that the Company believes represents a new generation of surgery. The Company believes that this new generation of surgery, which the Company calls da Vinci Surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and 3-D, High-Definition (“HD”) vision while simultaneously allowing them to work through the small ports of MIS.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company’s accounts receivable are derived from net revenue to customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2012 and 2011, 79% and 77%, respectively, of accounts receivable were from domestic customers. No single customer represented more than 10% of net accounts receivable as of December 31, 2012 and 2011.

During the years ended December 31, 2012, 2011, and 2010, domestic revenue accounted for 79%, 78%, and 80%, respectively, of total revenue, while international revenue accounted for 21%, 22%, and 20%, respectively, of total revenue, for each of the years. No single customer represented more than 10% of total revenue for the years ended December 31, 2012, 2011, and 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.

Investments

Available-for-sale investments. The Company’s investments consist of U.S. treasury and U.S. government agency securities, taxable and tax exempt municipal notes, some of which may have an auction reset feature (“auction rate securities” or “ARS”), corporate notes and bonds, commercial paper, cash deposits and money market funds. The Company has designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Other-than-temporary impairment. All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2012, 2011, and 2010, the Company did not record any significant other-than-temporary impairment charges on its available-for-sale securities, because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

Fair Value Measurements

The Company measures the fair value of money market funds, corporate equity securities and certain debt securities based on quoted prices in active markets for identical assets as Level 1 securities. Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of U.S. government agencies and FDIC guaranteed securities and corporate debt securities. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

Where Level 1 and Level 2 inputs are not available, the Company used a discounted cash flow model based on data available, including interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding period for Level 3 securities. The only Level 3 securities consist of municipal bonds with an ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. The Company recognizes transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

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

Inventory

Inventory is stated at the lower of cost or market value on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts.

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

Depreciation expense for years ended December 31, 2012, 2011, and 2010 was $34.7 million, $28.7 million, and $23.7 million, respectively.

Capitalized Software Costs for Internal Use

Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of $4.1 million and $5.2 million during the years ended December 31, 2012 and 2011, respectively. Upon being placed in service, these costs are depreciated over an estimated useful life of up to 5 years.

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

Impairment of Long-lived assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2012, there has been no impairment of goodwill.

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

Revenue Recognition

The Company’s revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the price is fixed or determinable; and collectibility is reasonably assured. The Company’s revenue recognition policy generally results in revenue recognition at the following points:

•

System sales. For system sales directly to end customers, revenue is recognized when acceptance occurs, which is deemed to have occurred upon the receipt by the Company of a form executed by the customer acknowledging delivery or installation. For system sales through distributors, revenue is recognized upon transfer of title and risk of loss, which is generally at the time of shipment. Distributors do not have price protection rights. The Company’s system contracts do not allow rights of return. The Company’s system revenue contains a software component. Since the da Vinci Surgical System’s software and non-software elements function together to deliver the System’s essential functionality, they are considered to be one deliverable that is excluded from the software revenue recognition guidance.

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

For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specified objective evidence (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on estimated selling price (“ESP”) when VSOE and TPE do not exist.

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

U.S. GAAP requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional-paid-in-capital (“APIC”) when the award becomes deductible are all assumed to be used to repurchase shares.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized. Amounts billed to customers for shipping and handling is reported as revenue.

Research and Development Expenses

Research and development expenses include amortization of purchased intellectual property, costs associated with co-development R&D licensing arrangements, costs of prototypes, salaries, benefits and other headcount related costs, contract and other outside service fees, and facilities and overhead costs.

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

The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. Derivative instruments designated as cash flow hedges are de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into earnings through interest and other income, net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings.

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

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2012 and 2011, over 97% of all long-lived assets were maintained in the United States. For the years ended December 31, 2012, 2011, and 2010, 79%, 78%, and 80%, respectively, of net revenue were generated in the United States.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company elected to present net income and other comprehensive income and its components in the statement of changes in stockholders’ equity in two separate, but consecutive, statements.

Effective January 1, 2012, the Company adopted the new accounting guidance which allows a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The adoption did not have any impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013, at which time the Company will include the required disclosures.

NOTE 3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Investments

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2012 and 2011 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2012
Cash	$89.7	—	—	89.7	89.7	—	—
Level 1:
Money market funds	388.1	—	—	388.1	388.1	—	—
U.S. Treasuries & corporate equity securities	179.2	0.2	—	179.4	—	155.4	24.0

Subtotal	567.3	0.2	—	567.5	388.1	155.4	24.0

Level 2:
Commercial paper	157.4	—	—	157.4	75.9	81.5	—
Corporate securities	952.1	5.8	(0.4)	957.5	—	274.6	682.9
U.S. government agencies	636.9	2.6	—	639.5	—	133.6	505.9
Non-U.S. government securities	90.8	0.5	—	91.3	—	21.8	69.5
Municipal securities	409.3	1.1	(0.2)	410.2	—	103.8	306.4

Subtotal	2,246.5	10.0	(0.6)	2,255.9	75.9	615.3	1,564.7

Level 3:
Municipal securities	8.0	—	(0.6)	7.4	—	—	7.4

Subtotal	8.0	—	(0.6)	7.4	—	—	7.4

Total assets measured at fair value	$2,911.5	10.2	(1.2)	2,920.5	553.7	770.7	1,596.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2011
Cash	$51.6	$—	$—	$51.6	$51.6	$—	$—
Level 1:
Money market funds	403.2	—	—	403.2	403.2	—	—
U.S. Treasuries & corporate equity securities	183.9	0.5	—	184.4	—	130.5	53.9

Subtotal	587.1	0.5	—	587.6	403.2	130.5	53.9

Level 2:
Commercial paper	63.5	—	—	63.5	11.0	52.5	—
Corporate securities	586.6	3.0	(1.4)	588.2	—	162.4	425.8
U.S. government agencies	521.1	1.4	(0.1)	522.4	—	126.6	395.8
Non-U.S. government securities	68.7	0.4	(0.1)	69.0	—	1.3	67.7
Municipal securities	272.1	1.1	(0.1)	273.1	—	90.1	183.0

Subtotal	1,512.0	5.9	(1.7)	1,516.2	11.0	432.9	1,072.3

Level 3:
Municipal securities	20.0	—	(3.6)	16.4	—	—	16.4

Subtotal	20.0	—	(3.6)	16.4	—	—	16.4

Total assets measured at fair value	$2,170.7	$6.4	$(5.3)	$2,171.8	$465.8	$563.4	$1,142.6

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments, excluding corporate equity securities, at December 31, 2012 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,233.5	$1,234.7
Mature in one to five years	1,580.3	1,588.7
Mature in after five years	8.0	7.4

Total	$2,821.8	$2,830.8

Net realized losses recognized on the sale of investments during the year ended December 31, 2012 was $1.9 million and during the year ended December 31, 2011 net realized gains recognized on the sale of investments was approximately $2.5 million. Net realized gains recognized on the sale of investments for the year ended December 31, 2010 was not significant.

As of December 31, 2012 and 2011, unrealized gains on investments, net of tax, of $6.2 million and $1.1 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

The following tables present the breakdown of the available-for-sale investments with unrealized losses at December 31, 2012 and 2011 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$148.5	$(0.2)	$8.4	$(0.2)	$156.9	$(0.4)
Municipal securities	127.0	(0.2)	—	—	127.0	(0.2)
Commercial paper	27.1	—	—	—	27.1	—
Non-U.S. government securities	3.8	—	—	—	3.8	—
U.S. government agencies	15.3	—	—	—	15.3	—
Municipal securities	—	—	7.4	(0.6)	7.4	(0.6)

	$321.7	$(0.4)	$15.8	$(0.8)	$337.5	$(1.2)

December 31, 2011
U.S. government agencies	$168.8	$(0.1)	$—	$—	$168.8	$(0.1)
Municipal securities	48.0	(0.1)	—	—	48.0	(0.1)
Auction rate securities	—	—	16.4	(3.6)	16.4	(3.6)
Non-U.S. government securities	34.5	(0.1)	—	—	34.5	(0.1)
Corporate securities	212.1	(1.4)	—	—	212.1	(1.4)

	$463.4	$(1.7)	$16.4	$(3.6)	$479.8	$(5.3)

The unrealized losses on the available-for-sale investments are related to ARS and corporate securities. The Company determined these unrealized losses to be temporary and recorded no other-than-temporary impairments. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis; the financial condition and near-term prospects of the investee; extent of the loss related to credit of the issuer; the expected cash flows from the security; the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

The following table provides reconciliation for all assets measured at fair value using significant unobservable Level 3 inputs for the years ended December 31, 2012 and 2011 (in millions):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Municipal securities
Balance at January 1, 2011	$18.6
Sales	(2.6)
Total gains or (losses):
Included in other comprehensive income (loss)	0.4
Included in earnings	—

Balance at December 31, 2012	16.4
Sales	(12.0)
Total gains or (losses):
Included in other comprehensive income (loss)	3.0
Included in earnings	—

Balance at December 31, 2012	$7.4

There have been no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2012, and there were no changes in the Company’s valuation technique. Level 3 assets consist of municipal bonds with ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of December 31, 2012, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivative

The Company has $2.7 million of derivative liabilities recorded as other accrued liabilities in the Consolidated Balance Sheet at December 31, 2012, compared to $3.5 million of derivative assets recorded as prepaid and other assets in the Consolidated Balance Sheet at December 31, 2011. The derivative assets and liabilities are measured using Level 2 fair value inputs.

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the European Euro (“Euro or €”), the British Pound (“GBP or £”) and the Korean Won (“KRW”).

As of December 31, 2012, the Company had notional amounts of €20.0 million and KRW4.4 billion of outstanding currency forward contracts entered into to hedge Euro and KRW denominated sales, compared to none at December 31, 2011. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the years ended December 31, 2012, 2011, and 2010, were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the years ended December 31, 2012, 2011, and 2010.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, GBP, the Swiss Franc (“CHF”) and the KRW.

As of December 31, 2012, the Company had the notional amount of €37.6 million, £5.4 million, CHF(1.0) million and KRW4.6 billion of outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and liabilities, compared to €35.0 million and £1.8 million and CHF (1.7) million at December 31, 2011. For the years ended December 31, 2012, 2011 and 2010, the Company had recognized gains (losses) of approximately $(0.7) million and $(1.2) million and $3.1 million, respectively in interest and other income, net related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $0.3 million, $0.3 million and $(2.6) million of net foreign exchange gains (losses) for the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets and liabilities.

NOTE 4. BALANCE SHEET DETAILS

The following table provides details of selected balance sheet items (in millions):

	December 31,
	2012	2011
Inventory:
Raw materials	$41.2	$34.8
Work-in-process	4.4	2.5
Finished goods	75.9	74.8

Total inventory	$121.5	$112.1

Property, plant and equipment, net:
Land	$83.6	$72.1
Building and building/leasehold improvements	99.1	88.1
Machinery and equipment	105.0	68.0
Computer and office equipment	19.2	15.7
Capitalized software	53.9	50.5
Construction-in-process	15.4	11.4

	376.2	305.8
Less: Accumulated depreciation	(134.4)	(108.6)

Total property, plant and equipment, net	$241.8	$197.2

Other accrued liabilities—short term:
Other accrued liabilities	$44.6	$24.8
Taxes payable	5.8	8.5
Accrued professional fees	3.9	4.2

Total other accrued liabilities—short-term	$54.3	$37.5

Other long-term liabilities:
Income taxes—long term	$76.7	$95.9
Other long-term liabilities	0.8	1.0

Total other long-term liabilities	$77.5	$96.9

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company acquired completed its Korean distributor on January 11, 2012. The total purchase consideration of the acquisition was not material, and the acquisition has not had a material impact on the results of our operations. The Company’s gross carrying amount of goodwill was $138.1 million and $116.9 million as of December 31, 2012 and 2011, respectively.

Intangibles

The gross carrying amount of total intangible assets, primarily representing purchased intellectual property, was $177.7 million and $136.1 million as of December 31, 2012 and 2011, respectively.

Additions made to intangibles assets, including intellectual property and asset purchase, during the years ended December 31, 2012 and 2011 were $41.6 million and $16.8 million, respectively. The weighted average useful life was six years for each of the years ended December 31, 2012 and 2011. Amortization expense related to intangible assets was $23.1 million, $17.8 million, and $16.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Accumulated amortization of intangible assets was $94.1 million and $71.0 million as of December 31, 2012 and 2011, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2012 is as follows (in millions):

Fiscal Year	Amount
2013	$21.1
2014	17.5
2015	17.3
2016	14.4
2017	8.4
2018 and thereafter	4.9

Total	$83.6

NOTE 6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space in China, Japan, Mexico, Switzerland and United States. The Company leases automobiles for certain sales and field service employees. These leases have varying terms, predominantly no longer than three years.

Future minimum lease commitments under the Company’s operating leases as of December 31, 2012 are as follows (in millions):

Years	Amount
2013	$3.8
2014	2.9
2015	1.2
2016	0.4
2017 and beyond	0.2

$8.5

Other commitments include an estimated amount of approximately $292.2 million of all open cancellable purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with suppliers, for which we have not received the goods or services.

CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against the Company and seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 the Company filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. The Company filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 the

Company’s motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in the Company’s favor on June 1, 2012. Plaintiffs filed a notice of appeal on June 20, 2012. On June 20, 2012, Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430. Plaintiffs filed their opening brief on September 28, 2012. The Company filed an answering brief on November 13, 2012, and Plaintiffs filed a reply brief on December 17, 2012. No oral argument date has been set, and the appeal remains pending.

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

NOTE 7. STOCKHOLDERS’ EQUITY

STOCK REPURCHASE PROGRAM

In July 2010, the Board authorized the repurchases of an additional $150 million of the Company’s common stock under a share repurchase program originally established in March of 2009. In February 2011 and October 2011, the Board increased its authorization for stock repurchases to $400 million and $500 million, respectively. As of December 31, 2012, the remaining authorized amount of share repurchases that may be made under the Board-authorized share repurchase program was approximately $329.8 million.

The following table provides the stock repurchase activities during the years ended December 31, 2012, 2011, and 2010 (in millions, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Shares repurchased	0.4	1.0	0.7
Average price per share	$503.05	$344.72	$267.81
Value of shares repurchased	$238.3	$331.8	$198.6

The Company uses the par value method of accounting for its stock repurchases. As a result of the share repurchases during the years ended December 31, 2012, 2011, and 2010, the Company reduced common stock and additional paid-in capital by an aggregate of $13.2 million, $19.7 million, and $24.0 million, respectively, and charged $225.1 million, $312.1 million, $174.6 million, respectively, to retained earnings.

NOTE 8. STOCK-BASED COMPENSATION

STOCK OPTION PLANS

2010 Incentive Award Plan

In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company issues nonqualified stock options (“NSOs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. The 2010 Plan expires in 2020. As of December 31, 2012, approximately 1.5 million shares were reserved for future issuance under the 2010 Plan.

2009 Employment Commencement Incentive Plan

In October 2009, the Board of Directors adopted the 2009 Employment Commencement Incentive Plan (“New Hire Plan”). The New Hire Plan provides for the shares to be used exclusively for the grant of NSOs to new employees (“New Hire Options”)., who were not previously an employee or non-employee director of the Company. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed ten years. As of December 31, 2012, approximately 20,000 shares were reserved for future issuance under the New Hire Plan.

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

Employee Option Vesting

Prior to 2012, stock options were granted to employees at their start date (“New Hire Options”) and on February 15th of each year or the next business day if the date is not a business day (“Annual Grant”). The Annual Grant and New Hire Options generally vest 12.5% upon completion of 6 months service and 1/48th per month thereafter. Beginning in 2013, the Company split the annual grant into a grant on February 15th (or the next business day if the date is not a business day) and a separate grant on August 15th (or the next business day if the date is not a business day). The February 15th grants vest 12.5% upon completion of 6 months service and 1/48th per month thereafter. The August 15th stock option awards vest 7/48 at the end of one month and 1/48 per month thereafter through a 3.5 year vesting period. Option vesting terms are determined by the Board of Directors and, in the future, may vary from past practices.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 150,000. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Initial grants are vested over a three-year period with 33.3% of the shares vesting after 1 year from the date of grant and 1/36th of the shares vesting monthly thereafter. Annual grants are vested one year from the date of the grant. As of December 31, 2012, approximately 82,000 shares were reserved for future issuance under the Directors’ Plan.

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

The Company issued 0.1 million, 0.1 million and 0.1 million shares under the ESPP, representing approximately $27.8 million, $18.5 million, and $14.3 million in employee contributions for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there were approximately 0.5 million shares reserved for grant under the ESPP.

STOCK OPTION PLAN INFORMATION

Option activity during fiscal 2012 under all the stock plans was as follows (in millions, except per share amounts):

		STOCK OPTIONS OUTSTANDING
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2011 (with 2.4 options exerciseable at a weighted-average exercise price of $212.43 per share and with 4.5 options vested and expected to vest at a weighted-average exercise price of $252.57 per share)	1.6	4.7	$254.19
Options authorized	1.4	—
Options granted	(1.4)	1.4	513.25
Options exercised	—	(1.2)	203.48
Options forfeited/expired	0.1	(0.1)	371.29

Balance at December 31, 2012 (with 2.5 options exerciseable at a weighted-average exercise price of $268.31 per share and with 4.8 options vested and expected to vest at a weighted-average exercise price of $340.83 per share)	1.7	4.8	$340.83

The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $375.7 million, $262.8 million, and $192.9 million during the years ended December 31, 2012, 2011, and 2010 respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2012, 2011, and 2010 was $263.3 million, $260.6 million, $141.1 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2012 (number of shares in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$0.00–$260.65	1.0	5.11	$117.67		0.9		$113.33
$264.15–$334.30	1.3	6.46	318.02		1.0		315.11
$341.19–$365.98	1.0	8.05	343.52		0.4		344.75
$368.70–$517.31	1.3	9.31	501.12		0.3		499.46
$518.29–$579.24	0.2	9.58	545.91		0.0		551.72

TOTAL	4.8	7.40	$340.83	$746.9	2.5	6.34	$268.31	$567.6

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $490.37 as of December 31, 2012, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

As of December 31, 2012, the shares vested and expected to vest had a weighted average remaining contractual life of 7.4 years and aggregate intrinsic value of $746.9 million.

STOCK-BASED COMPENSATION EXPENSE:

The following table summarizes stock-based compensation expense (in millions):

	Years Ended December 31,
	2012	2011	2010
Cost of sales—products	$14.1	$12.3	$9.6
Cost of sales—services	12.9	11.0	8.4

Total cost of sales	27.0	23.3	18.0
Selling, general and administrative	93.1	84.3	77.0
Research and development	33.2	28.8	22.6

Stock-based compensation expense before income taxes	153.3	136.4	117.6
Income tax effect	47.5	42.9	39.2

Stock-based compensation expense after income taxes	$105.8	$93.5	$78.4

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s employee purchase plan as well as the weighted average assumptions used in calculating these values during the years ended December 31, 2012, 2011, and 2010, were based on estimates at the date of grant as follows:

	Years Ended December 31,
STOCK OPTION PLANS	2012	2011	2010
Average risk free interest rate	0.80%	2.16%	2.24%
Average expected term (years)	4.34	4.75	4.80
Average volatility	33%	35%	36%
Weighted average fair value at grant date	$146.26	$116.03	$111.84
Total stock-based compensation expense (in millions)	$139.9	$128.3	$109.1

EMPLOYEE STOCK PURCHASE PLAN
Average risk free interest rate	0.17%	0.32%	0.43%
Average expected term (years)	1.3	1.30	1.30
Average volatility	32%	33%	39%
Weighted average fair value at grant date	$138.61	$99.94	$106.72
Total stock-based compensation expense (in millions)	$13.4	$8.1	$8.5

As stock-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2012, 2011, and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Stock compensation accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

As of December 31, 2012, there was $281.4 million and $4.4 million, of total unrecognized compensation expense related to non-vested stock options and employee stock purchases, respectively. The unrecognized compensation expenses are expected to be recognized over a weighted average period of 2.5 years for non-vested stock options and 1 year for employee stock purchases.

Excess tax benefits are realized tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $94.2 million, $58.8 million, and $65.2 million for the years ended December 31, 2012, 2011, and 2010, respectively, have been classified as a financing cash inflow. The total income tax benefit recognized in the income statement for stock-based compensation costs was $47.5 million, $42.9 million, and $39.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 9. INCOME TAXES

Income before provision for income taxes for the years ended December 31, 2012, 2011, and 2010 consisted of the following (in millions):

	Years Ended December 31,
	2012	2011	2010
U.S	$718.5	$540.3	$438.7
Foreign	175.4	169.4	133.6

Total income before provision for income taxes	$893.9	$709.7	$572.3

The provision for income taxes for the years ended December 31, 2012, 2011, and 2010 consisted of the following (in millions):

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$239.9	$195.7	$189.9
State	17.0	8.1	20.0
Foreign	3.4	3.7	2.1

	$260.3	$207.5	$212.0

Deferred
Federal	$(20.6)	$6.8	$(22.2)
State	(1.2)	0.4	0.5
Foreign	(1.2)	(0.1)	0.2

	$(23.0)	$7.1	$(21.5)

Total income tax expense	$237.3	$214.6	$190.5

Income tax expense differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2012, 2011, and 2010 as a result of the following (in millions):

	Years Ended December 31,
	2012	2011	2010
Federal tax at statutory rate	$312.9	$248.3	$200.3
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	15.8	8.5	20.5
Foreign rate differential	(42.8)	(47.7)	(31.3)
Research and development credit	—	(6.6)	(4.6)
Stock compensation not benefitted	5.9	5.1	4.8
Domestic production activities deduction	(8.2)	—	—
Releases due to statute expirations and other	(46.5)	—	—
Other	0.2	7.0	0.8

	$237.3	$214.6	$190.5

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Stock-based compensation expense	$85.3	$69.2
Expenses deducted in later years for tax purposes	25.9	19.6
Research and other credits	5.3	2.1
Other	1.2	0.5

Gross deferred tax assets	$117.7	$91.4
Valuation allowance	(6.0)	(2.8)

Deferred tax assets	$111.7	$88.6

Deferred tax liabilities:
Fixed assets	$(12.3)	$(11.8)
Identified intangible assets related to acquisitions	(2.2)	—
Other	(3.8)	(1.5)

Deferred tax liabilities	$(18.3)	$(13.3)

Net deferred tax assets	$93.4	$75.3

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2012 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $421.8 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time. The Company has a tax holiday in effect for its business operations in Switzerland which will continue until the end of year 2017 to the extent certain terms and conditions continue to be met. This tax holiday provides for a lower rate of taxation in Switzerland based on various thresholds of investment and employment in such jurisdiction. The Company has been in compliance with the terms of the holiday.

As of December 31, 2012 and 2011, we had valuation allowances of $6.0 million and $2.8 million, respectively, primarily related to California deferred tax assets generated by California R&D credit forwards which have no expiration period. The Company recorded a valuation allowance against its California deferred tax assets as it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor. We will continue to monitor and reassess the need for further increases or decreases to the valuation allowance.

The Company recorded a net decrease of its gross unrecognized tax benefits of approximately $10.1 million during the year ended December 31, 2012. The net decrease was primarily related to the reversal of gross unrecognized tax benefits of $32.2 million in connection with the expiration of certain statutes of limitations in multiple jurisdictions in the second half of 2012, and the release of $8.3 million of gross unrecognized tax benefits due to re-evaluation of certain previously unrecognized tax benefits as a result of new IRS guidance issued in the first quarter of 2012, partially offset by increases during the year 2012 related to other uncertain tax positions. The Company had gross unrecognized tax benefits of approximately $88.0 million, $98.1 million, and $78.9 million as of December 31, 2012, 2011, and 2010, respectively, of which $83.8 million, $93.8 million, and $74.7 million, if recognized would result in a reduction of the Company’s effective tax rate during the years ended December 31, 2012, 2011, and 2010, respectively. The Company included interest expense and penalties accrued on unrecognized tax benefits as a component of its income tax expense. As of December 31, 2012, 2011, and 2010, gross interest related to unrecognized tax benefits accrued was approximately $3.2 million, $7.9 million, and $5.5 million, respectively, and a net decrease of $4.7 million was included in the Company’s 2012 income tax expense as a result of $6.1 million decrease related to the above-mentioned decreases in unrecognized tax benefits, offset by $1.4 million increase related to other unrecognized tax positions. The Company classified its net unrecognized tax benefits and related interest in “Other accrued liabilities” on the Consolidated Balance Sheet.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2012, 2011, and 2010 are as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$98.1	$78.9	$70.0
Increases related to tax positions taken during the current year	17.5	18.1	9.1
Increases related to tax positions taken during a prior year	12.9	1.1	—
Decreases related to tax positions taken during a prior year	(8.3)	—	(0.2)
Decreases related to expiration of statute of limitations	(32.2)	—	—

Ending balance	$88.0	$98.1	$78.9

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Generally, years before 2009 are closed for most significant jurisdictions except for California, for which all years since inception remain open due to utilization of net operating losses and R&D credits generated in prior years or longer statutes of limitations. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.

NOTE 10. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Net income	$656.6	$495.1	$381.8
Basic:
Weighted-average shares outstanding	39.8	39.2	39.2

Basic net income per share	$16.50	$12.63	$9.74

Diluted:
Weighted-average shares outstanding used in basic calculation	39.8	39.2	39.2
Add: Dilutive potential shares	1.3	1.0	1.1

Weighted-average shares used in computing diluted net income per share	41.1	40.2	40.3

Diluted net income per share	$15.98	$12.32	$9.47

Employee stock options to purchase approximately 0.9 million, 2.1 million, and 1.3 million shares for the years ended December 31, 2012, 2011, and 2010, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For employees in the U.S., the Company maintains the Intuitive Surgical, Inc. 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. The Plan allows employees to contribute up to 75% of their annual compensation to the Plan on a pretax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Employer matching contributions are made solely at the Company’s discretion. No employer matching contributions were made to the Plan during the years ended December 31, 2012, 2011, and 2010.

SELECTED QUARTERLY DATA

(UNAUDITED, IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	2012
	Q1	Q2	Q3	Q4
Revenue	$495.2	$536.5	$537.8	$609.3
Gross profit	$355.9	$386.4	$390.1	$437.9
Net income	$143.5	$154.9	$183.3	$174.9
Net income per common share
Basic	$3.63	$3.88	$4.59	$4.37
Diluted	$3.50	$3.75	$4.46	$4.25

	2011
	Q1	Q2	Q3	Q4
Revenue	$388.1	$425.7	$446.7	$496.8
Gross profit	$278.8	$306.6	$325.5	$362.9
Net income	$104.1	$117.4	$122.4	$151.2
Net income per common share
Basic	$2.66	$2.99	$3.13	$3.86
Diluted	$2.59	$2.91	$3.05	$3.75

SCHEDULE II

INTUITIVE SURGICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and sales returns
Year ended December 31, 2012	$5.6	$11.8	$(12.4)	$5.0
Year ended December 31, 2011	$4.8	$12.3	$(11.5)	$5.6
Year ended December 31, 2010	$4.3	$11.3	$(10.8)	$4.8

(1)	Primarily represents amounts returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuitive Surgical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Intuitive Surgical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and the financial statement schedule listed in the index at Item 15(a) and our report dated February 4, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 4, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2012.

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

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Directors” in our Proxy Statement.

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

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Directors and Corporate Governance” in our Proxy Statement.

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

3)	Exhibits

The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b)	Exhibits

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.4(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

10.1(4)	Form of Indemnity Agreement.

10.2(4)	2000 Equity Incentive Plan.

10.3(4)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(4)	2000 Employee Stock Purchase Plan.

10.5(5)	2009 Employment Commencement Incentive Plan, as amended and restated.

10.6(6)	2010 Incentive Award Plan, as amended and restated.

10.7(7)	Severance Plan.

10.8(8)	Third Amendment effective as of July 1, 2010, to Employment Agreement between the Company and Lonnie M. Smith, dated February 28, 1997.

10.9(9)	Form of Intuitive Surgical, Inc. 2000 Equity Incentive Plan Stock Option Agreement (Incentive and Nonstatutory Stock Options).

21.1(10)	Intuitive Surgical, Inc. subsidiaries.

23.1(10)	Consent of Independent Registered Public Accounting Firm.

31.1(10)	Certification of Principal Executive Officer.

31.2(10)	Certification of Principal Financial Officer.

32.1(10)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(10)	The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference to exhibits filed with the Company’s 2008 Annual Report on Form 10-K filed February 6, 2009 (File No. 000-30713).

(2)	Incorporated by reference to Exhibit A filed with the Company’s Definitive Proxy Statement on Schedule 14A filed March 1, 2012 (File No. 000-30713).

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed April 24, 2012 (File No. 000-30713).

(4)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 filed March 22, 2000 (File No. 333-33016).

(5)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q filed October 18, 2012 (File No. 000-30713).

(6)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed April 20, 2012 (File No. 333-180863).

(7)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed December 2, 2008 (File No. 000-30713).

(8)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 26, 2010 (File No. 000-30713).

(9)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed July 23, 2009 (File No. 000-30713).

(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)

By:	/S/ GARY S. GUTHART
Gary S. Guthart, Ph.D. President and Chief Executive Officer

February 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART Gary S. Guthart, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2013

/S/ MARSHALL L. MOHR Marshall L. Mohr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 4, 2013

/S/ LONNIE M. SMITH Lonnie M. Smith	Chairman of the Board of Directors	February 4, 2013

/S/ CRAIG H. BARRATT Craig H. Barratt, Ph.D.	Director	February 4, 2013

/S/ AMAL M. JOHNSON Amal M. Johnson	Director	February 4, 2013

/S/ ERIC H. HALVORSON Eric H. Halvorson	Director	February 4, 2013

/S/ ALAN J. LEVY Alan J. Levy, Ph.D.	Director	February 4, 2013

/S/ FLOYD D. LOOP Floyd D. Loop, M.D.	Director	February 4, 2013

/S/ MARK J. RUBASH Mark J. Rubash	Director	February 4, 2013

/S/ GEORGE STALK JR. George Stalk Jr.	Director	February 4, 2013