Form 10-Q
period 2013-03-31
INTUITIVE SURGICAL INC
filed 2013-04-19
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Registrant had 40,161,022 shares of Common Stock, $0.001 par value per share, outstanding as of April 10, 2013.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUES)

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$427.5	$553.7
Short-term investments	930.7	770.7
Accounts receivable, net	345.1	370.3
Inventories	135.5	121.5
Prepaids and other current assets	46.5	67.3
Deferred tax assets	9.4	9.3

Total current assets	1,894.7	1,892.8
Property, plant and equipment, net	249.9	241.8
Long-term investments	1,757.8	1,596.1
Long-term deferred tax assets	95.6	87.0
Intangible and other assets, net	99.8	103.4
Goodwill	138.0	138.1

Total assets	$4,235.8	$4,059.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67.9	$57.6
Accrued compensation and employee benefits	66.0	104.0
Deferred revenue	192.1	185.7
Other accrued liabilities	51.6	54.3

Total currrent liabilities	377.6	401.6
Other long-term liabilities	86.0	77.5

Total liabilities	463.6	479.1

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 40.2 shares and 40.2 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	2,378.5	2,240.1
Retained earnings	1,385.6	1,333.4
Accumulated other comprehensive income	8.1	6.6

Total stockholders’ equity	3,772.2	3,580.1

Total liabilities and stockholders’ equity	$4,235.8	$4,059.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenue:
Product	$517.0	$414.4
Service	94.4	80.8

Total revenue	611.4	495.2
Cost of revenue:
Product	146.3	111.7
Service	30.8	27.6

Total cost of revenue	177.1	139.3

Gross profit	434.3	355.9

Operating expenses:
Selling, general and administrative	141.5	124.2
Research and development	41.6	38.4

Total operating expenses	183.1	162.6

Income from operations	251.2	193.3
Interest and other income (expense), net	4.3	3.8

Income before taxes	255.5	197.1
Income tax expense	66.6	53.6

Net income	$188.9	$143.5

Net income per share:
Basic	$4.69	$3.63

Diluted	$4.56	$3.50

Shares used in computing net income per share:
Basic	40.3	39.5

Diluted	41.4	41.0

Total comprehensive income	$190.4	$144.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$188.9	$143.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10.4	7.5
Amortization of intangible assets	5.6	5.8
Accretion of discounts and amortization of premiums on investments, net	9.8	7.0
Deferred income taxes	(9.5)	(1.4)
Income tax benefits from employee stock option plans	19.9	20.2
Excess tax benefit from stock-based compensation	(20.6)	(20.2)
Stock-based compensation expense	38.2	34.4
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	25.3	1.6
Inventories	(15.8)	(6.0)
Prepaids and other assets	18.5	(3.4)
Accounts payable	10.3	0.5
Accrued compensation and employee benefits	(38.0)	(25.2)
Other liabilities	15.0	0.7

Net cash provided by operating activities	258.0	165.0

Investing activities:
Purchase of investments	(576.0)	(646.3)
Proceeds from sales of investments	50.0	133.2
Proceeds from maturities of investments	194.7	153.2
Purchase of property, plant and equipment, intellectual property and business	(16.7)	(48.3)

Net cash used in investing activities	(348.0)	(408.2)

Financing activities:
Proceeds from issuance of common stock, net	89.3	82.9
Excess tax benefit from stock-based compensation	20.6	20.2
Repurchase and retirement of common stock	(145.7)	—

Net cash provided by (used in) provided by financing activities	(35.8)	103.1

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2

Net increase (decrease) in cash and cash equivalents	(126.2)	(139.9)
Cash and cash equivalents, beginning of period	553.7	465.8

Cash and cash equivalents, end of period	$427.5	$325.9

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2012 and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed on February 4, 2013. The results of operations for the first three months of fiscal 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

New Accounting Standards Recently Adopted

Effective January 1, 2013 the Company adopted the accounting guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company elected to present the information in the notes to the Company’s unaudited condensed consolidated financial statements.

Effective January 1, 2013 the Company adopted the accounting standard which requires an entity to provide enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements. The adoption did not have any impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Investments

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2013 and December 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2013
Cash	$66.8	$—	$—	$66.8	$66.8	$—	$—
Level 1:
Money market funds	263.2	—	—	263.2	263.2	—	—
U.S. Treasuries	200.3	0.1	—	200.4	—	179.0	21.4

Subtotal	463.5	0.1	—	463.6	263.2	179.0	21.4

Level 2:
Commercial paper	181.4	—	—	181.4	81.5	99.9	—
Corporate securities	1,104.0	5.3	(0.2)	1,109.1	10.0	395.2	703.9
U.S. government agencies	668.8	2.4	—	671.2	6.0	115.5	549.7
Non-U.S. government securities	90.2	0.5	—	90.7	—	23.0	67.7
Municipal securities	524.1	1.7	—	525.8	—	118.1	407.7

Subtotal	2,568.5	9.9	(0.2)	2,578.2	97.5	751.7	1,729.0

Level 3:
Municipal securities	8.0	—	(0.6)	7.4	—	—	7.4

Subtotal	8.0	—	(0.6)	7.4	—	—	7.4

Total assets measured at fair value	$3,106.8	$10.0	$(0.8)	$3,116.0	$427.5	$930.7	$1,757.8

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2012
Cash	$89.7	$—	$—	$89.7	$89.7	$—	$—
Level 1:
Money market funds	388.1	—	—	388.1	388.1	—	—
U.S. Treasuries & corporate equity securities	179.2	0.2	—	179.4	—	155.4	24.0

Subtotal	567.3	0.2	—	567.5	388.1	155.4	24.0

Level 2:
Commercial paper	157.4	—	—	157.4	75.9	81.5	—
Corporate securities	952.1	5.8	(0.4)	957.5	—	274.6	682.9
U.S. government agencies	636.9	2.6	—	639.5	—	133.6	505.9
Non-U.S. government securities	90.8	0.5	—	91.3	—	21.8	69.5
Municipal securities	409.3	1.1	(0.2)	410.2	—	103.8	306.4

Subtotal	2,246.5	10.0	(0.6)	2,255.9	75.9	615.3	1,564.7

Level 3:
Municipal securities	8.0	—	(0.6)	7.4	—	—	7.4

Subtotal	8.0	—	(0.6)	7.4	—	—	7.4

Total assets measured at fair value	$2,911.5	$10.2	$(1.2)	$2,920.5	$553.7	$770.7	$1,596.1

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments, excluding corporate equity securities, at March 31, 2013 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,289.8	$1,291.4
Mature in one to five years	1,742.2	1,750.4
Mature in after five years	8.0	7.4

Total	$3,040.0	$3,049.2

Net realized gains or losses recognized on the sale of investments during the three month periods ended March 31, 2013 and 2012, respectively, were not significant. As of March 31, 2013 and December 31, 2012, net unrealized gains (losses) of $7.3 million and $6.2 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2013, and there were no changes in the Company’s valuation technique. Level 3 assets consist of municipal bonds with auction rate securities (“ARS”) whose underlying assets are student loans which are generally backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of March 31, 2013, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivatives

The Company has $2.4 million of derivative assets recorded as prepaid and other current assets in the unaudited Condensed Consolidated Balance Sheets at March 31, 2013, compared to $2.7 million of derivative liabilities recorded as other accrued liabilities in the Condensed Consolidated Balance Sheets at December 31, 2012. The derivative assets and liabilities are measured using Level 2 fair value inputs.

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the European Euro (“Euro or €”) and the Korean Won (“KRW”).

As of March 31, 2013, the Company had notional amounts of €9.8 million and KRW2.2 billion of outstanding currency forward contracts entered into to hedge Euro and KRW denominated sales, compared to €20.0 million and KRW4.4 billion of outstanding currency forward contracts at December 31, 2012. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the three months ended March 31, 2013 and 2012 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the three months ended March 31, 2013 and 2012.

Other Derivatives Not Designated as Hedging Instruments

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, the British Pound (“GBP or £”), the Swiss Franc (“CHF”), Japanese Yen (“JPY”) and the KRW.

As of March 31, 2013, the Company had notional amounts of €21.9 million, £2.5 million, CHF1.0 million, JPY1.2 million and KRW6.6 billion of outstanding currency forward contracts that were entered into to hedge non-functional currency denominated net monetary assets and liabilities, compared to €37.6 million, £5.4 million, CHF(1.0) million and KRW4.6 billion at December 31, 2012. For the three months ended March 31, 2013 and 2012, the Company had recognized gains (losses) of approximately $1.0 million and $(0.5) million, respectively, in interest and other income (expense), net, related to derivative instruments used to hedge against balance sheet foreign currency exposures. This was offset by approximately $(1.4) million and $0.5 million of net foreign exchange gains (losses) during the three months ended March 31, 2013 and 2012, respectively, primarily related to the re-measurement of non-functional currency denominated net monetary assets and liabilities.

NOTE 4. BALANCE SHEET DETAILS

Inventories

The following table summarizes the Company’s inventories as of March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013	December 31, 2012
Raw materials	$43.8	$41.2
Work-in-process	4.0	4.4
Finished goods	87.7	75.9

Total inventories	$135.5	$121.5

NOTE 5. CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of our current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, the Company filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. The Company filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 our motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in our favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430. Plaintiffs filed their opening brief on September 28, 2012. The Company filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012. No oral argument date has been set, and the appeal remains pending.

On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of the Company’s current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed an essentially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company’s current and former officers and directors. On October 5, 2010 the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above.

The Company is currently a defendant in approximately 26 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The cases raise a variety of allegations including, to varying degrees, that their injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the part of the Company to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. Except for the case described below, these cases generally are in the early stages of pretrial activity.

On December 17, 2009, a product liability action entitled Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor; and Josette Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5, was filed in Washington State Superior Court for Kitsap County against the Company and the healthcare providers and hospital involved in decedent’s surgery. In Taylor, plaintiffs assert wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiffs in Taylor assert that such injuries were caused, in whole or in part, by the Company’s purported failure to properly train, warn, and instruct the surgeon. The lawsuit seeks unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013.

Plaintiffs’ attorneys are engaged in growing and well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury. The Company has seen a substantial increase in these claims, however it has only received detailed information regarding a small number of them. In an effort to provide an orderly process for evaluating claims before they result in costly litigation, we have entered into tolling agreements with certain plaintiff’s counsel acting on behalf of such claimants. The tolling agreements provide that the statute of limitations for each individual will be tolled for a period of three to six months in exchange for the individual’s agreement that, if he or she ultimately files a lawsuit, it will be filed in certain agreed upon venues. The tolling agreements provide the parties and their legal counsel with additional time to evaluate the claims, to explore whether the claims have merit and whether they can be resolved without litigation. The Company does not currently know how many of such individuals will ultimately file lawsuits, nor is it able at this time to estimate the financial implications of their claims or predict the final disposition of such claims. The Company intends to vigorously defend lawsuits that are ultimately filed.

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

The Company is also a party to various other legal actions that have arisen in the ordinary course of its business. The Company does not believe that any of these other legal actions will have a material adverse impact on its business, financial position or results of operations.

NOTE 6. STOCKHOLDERS’ EQUITY

Share Repurchase Program

The following table provides the share repurchase activities during the three months ended March 31, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Shares repurchased	0.3	—
Average price per share	$487.24	$—
Value of shares repurchased	$145.7	$—

On March 20, 2013, the Company’s Board of Directors (the “Board”) authorized an additional $1.0 billion of stock repurchases. As of March 31, 2013, the remaining amount of share repurchases authorized by the Board was approximately $1.2 billion.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and 2012 are as follows (in millions):

	Three Months Ended March 31, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$6.2	$0.4	$6.6
Other comprehensive income before reclassifications	1.4	0.9	(0.4)	1.9
Reclassified from accumulated other comprehensive income	(0.6)	0.2	—	(0.4)

Net current-period other comprehensive income	0.8	1.1	(0.4)	1.5

Ending balance	$0.8	$7.3	$—	$8.1

	Three Months Ended March 31, 2012
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$1.1	$(0.2)	$0.9
Other comprehensive income before reclassifications	(1.1)	0.9	0.3	0.1
Reclassified from accumulated other comprehensive income	0.3	0.2	—	0.5

Net current-period other comprehensive income	(0.8)	1.1	0.3	0.6

Ending balance	$(0.8)	$2.2	$0.1	$1.5

NOTE 7. STOCK-BASED COMPENSATION

Stock Option Plans

2009 Employment Commencement Incentive Plan

In January 2013, the Board amended and restated the 2009 Employment Commencement Incentive Plan (“2009 Plan”) to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the 2009 Plan from 430,000 to 555,000.

A summary of stock option activity under all stock plans for the three months ended March 31, 2013 is presented as follows (in millions, except per share amounts):

		STOCK OPTIONS OUTSTANDING
			Weighted
	Shares		Average
	Available	Number	Exercise Price
	for Grant	Outstanding	Per Share
Balance at December 31, 2012	1.7	4.8	$340.83
Options authorized	0.1	—
Options granted	(0.7)	0.7	564.21
Options exercised	—	(0.3)	261.84
Options forfeited/expired	—	—	—

Balance at March 31, 2013	1.1	5.2	$373.33

As of March 31, 2013, options to purchase an aggregate of 2.5 million shares of common stock were exercisable at a weighted-average price of $278.31 per share.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $16.4 million and 0.1 million shares for $13.9 million during the three months ended March 31, 2013 and 2012, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation expense for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Cost of sales - products	$3.9	$3.1
Cost of sales - services	2.9	2.8

Total cost of sales	6.8	5.9
Selling, general and administrative	23.0	21.2
Research and development	8.4	7.3

Stock-based compensation expense before income taxes	38.2	34.4
Income tax effect	12.2	11.0

Stock-based compensation expense after income taxes	$26.0	$23.4

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Average risk free interest rate	0.86%	0.81%	0.19%	0.16%
Average expected term (years)	4.6	4.5	1.3	1.3
Average expected volatility	28%	33%	33%	32%
Weighted average fair value at grant date	$143.09	$142.75	$170.51	$133.75
Total stock-based compensation expense (in millions)	$35.3	$31.6	$2.9	$2.8

NOTE 8. INCOME TAXES

Income tax expense for the three months ended March 31, 2013 was $66.6 million, or 26.1% of pre-tax income, compared with $53.6 million, or 27.2% of pre-tax income for the three months ended March 31, 2012. The Company’s effective tax rates for these periods differ from the United States (“U.S.”) federal statutory rate of 35% due primarily to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. The income tax provision for the three months ended March 31, 2013 also reflected a discrete net benefit of $7.5 million, or 2.9% of pre-tax income, related to 2012 federal research and development (“R&D”) credit which was retroactively reinstated in the three months ended March 31, 2013. No federal R&D credit benefit was recorded in the income tax provision for the three months ended March 31, 2012. The income tax provision for the three months ended March 31, 2012 included a discrete recognition of $8.5 million, or 4.3% of pre-tax income, related to certain previously unrecognized tax benefits reflecting new Internal Revenue Service (“IRS”) guidance issued in the three months ended March 31, 2012. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.

As of March 31, 2013, the Company had total gross unrecognized tax benefits of approximately $96.6 million compared with approximately $88.0 million as of December 31, 2012, representing an increase of approximately $8.6 million for the three months ended March 31, 2013. Of the total gross unrecognized tax benefits, $92.3 million and $83.8 million as of March 31, 2013 and December 31, 2012, respectively, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $3.8 million and $3.2 million, respectively, as of March 31, 2013 and December 31, 2012, representing an increase of $0.6 million.

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

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$188.9	$143.5

Denominator:
Weighted-average shares outstanding used in basic calculation	40.3	39.5
Add: Dilutive potential shares	1.1	1.5

Weighted-average shares used in computing diluted net income per share	41.4	41.0

Basic net income per share	$4.69	$3.63

Diluted net income per share	$4.56	$3.50

Employee stock options to purchase approximately 1.7 million and 0.4 million weighted shares for the three months ended March 31, 2013 and 2012, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, “our” and similar terms refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

This report contains forward-looking statements. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding the Company and the safety of our products and adequacy of training; our ability to expand into foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® Si HD Surgical System™, da Vinci S HD Surgical System®, da Vinci® Si™, da Vinci® Si-e™, EndoWrist®, EndoWrist® One™, EndoWrist® Stapler 45, Single-Site™, DVSTAT®, Firefly™ and InSite® are trademarks of Intuitive Surgical, Inc.

Overview

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

The da Vinci Surgical System enables surgeons to extend the benefits of MIS to many patients who would otherwise undergo open surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional MIS. Surgeons using the da Vinci system operate while seated comfortably at a console viewing a 3-D, High Definition (“HD”) image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the way he or she has been trained to do in open surgery. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy to use.

Our products fall into four broad categories – da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler 45) and training technologies. We have commercialized three generations of da Vinci Surgical Systems; the first is our da Vinci standard Surgical System, first commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, and the third and most current is our da Vinci Si Surgical System, commercialized in 2009. Systems include a surgeon’s console, imaging electronics, a patient-side cart and computational hardware and software. In the first quarter of 2011, we launched our Firefly for use with the da Vinci Si Surgical System in the U.S. and Europe. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Adoption of Firefly is progressing, with its primary utilization in partial nephrectomy procedures. Firefly is also being used in certain gynecology and general surgery cases. Instruments and accessories are used with systems to allow surgeons the flexibility in choosing the types of tools needed in a particular surgery. Training technologies include our recently developed da Vinci Skills Simulator and our dual console for use in surgeon proctoring and collaborative surgery.

We model patient value as equal to procedure efficacy / invasiveness. In this equation procedure efficacy is defined as a measure of the success of the surgery in resolving the underlying disease and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer da Vinci surgery, which potentially could result a local market share shift. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternative treatment options for the same disease state.

Procedures - Historical Summary

Worldwide Procedures

The adoption of da Vinci surgery has the potential to grow for those procedures that offer greater patient value than non da Vinci alternatives. We focus our organization and investments on developing, marketing and training for those products and procedures where we believe da Vinci can bring significant patient value relative to alternative treatment options. In 2012, da Vinci was used primarily in gynecology, urology, general surgery, cardiothoracic surgery and head and neck surgery. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), sacrocolpopexy, myomectomy, and endometriosis resection. Target procedures in urology include da Vinci Prostatectomy (“dVP”), partial nephrectomy and pyeloplasty. Target procedures in general surgery include Single-Site Cholecystectomy and colorectal procedures. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include da Vinci Trans-oral Robotic Surgery (“TORS”) for throat and base of tongue cancers.

In 2012, approximately 450,000 surgical procedures were performed with the da Vinci Surgical System, compared to approximately 360,000 and 278,000 procedures performed in 2011 and 2010 respectively. The growth in our overall procedure volume was driven by the growth in U.S. gynecologic procedures, U.S. general surgery procedures, and international dVP procedures in 2012, partially offset by a decline of approximately 15% in U.S. dVP procedures compared to 2011.

U.S. Procedures

Overall U.S. procedure volume grew to approximately 367,000 in 2012, compared to approximately 292,000 in 2011 and 228,000 in 2010.

Gynecology is our largest U.S. surgical specialty. Overall U.S. gynecology procedure volume grew from approximately 123,000 cases in 2010 to approximately 170,000 in 2011 and to approximately 222,000 in 2012. The growth was driven by adoption of dVH, our highest volume procedure, and other gynecologic procedures, including sacrocolpopexy, endometriosis resection, and myomectomy. U.S. dVH procedure volume grew from approximately 140,000 cases in 2011 to approximately 176,000 cases in 2012, of which approximately 38,000 were for the treatment of cancer and approximately 138,000 were related to benign conditions. We estimate the total annual U.S. addressable robotic hysterectomy market to consist of those procedures previously performed in open surgery, which we estimate to be approximately 300,000 to 350,000 cases, of which approximately 50,000 are for cancer.

Urology is our second largest surgical specialty. U.S. urology procedure volume was approximately 88,000 in 2012, compared to approximately 93,000 in 2011 and 85,000 in 2010. The 2012 decline was driven by lower dVP procedure volume. We consider dVP to be the standard of care for the surgical treatment of prostate cancer in the U.S. About 62,000 dVPs were performed in 2012, compared to 73,000 in 2011 and 68,000 in 2010. The approximately 15% reduction in 2012 dVP procedures in the U.S. reflects pressures from reduced levels of prostate-specific antigen (“PSA”) testing and increased use of non-surgical disease management. Other (non-dVP) urology procedures, including partial and full nephrectomy, increased approximately 27% in 2012 to 26,000 cases.

General surgery is our third largest and fastest growing specialty. Overall U.S. general surgery procedure volume grew from approximately 10,000 cases in 2010 to approximately 15,000 in 2011 and to approximately 42,000 in 2012. General surgery growth was led by an increase in cholecystectomy and colorectal procedures. da Vinci Single-Site instrumentation was FDA cleared for U.S. cholecystectomies in December 2011. Since its launch, approximately 630 customers have purchased Single-Site instruments. Multi-port robotic cholecystectomies are also being performed.

International Procedures

Overall international procedure volume grew to approximately 83,000 in 2012, compared to approximately 68,000 in 2011 and 50,000 in 2010. dVP accounted for the majority of international procedures, having grown from about 30,000 in 2010 to 40,000 in 2011 and to 47,000 in 2012. The overall international procedure growth rate of approximately 22% in 2012 was lower than the 36% growth rate in 2011, primarily due to lower European growth rates resulting from the implementation of austerity measures by European governments, reduced levels of PSA testing, increased use of non-surgical disease management and other Company specific matters.

Business Model

We generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories and service. The da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending upon configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers consume our EndoWrist instruments and accessory products used in performing procedures with the da Vinci Surgical System. EndoWrist instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. Also, we generate recurring revenue from ongoing system service. Typically, we enter into service contracts at the time systems are sold at an annual rate of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system. These service contracts have generally been renewed at the end of the initial contractual service periods.

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $979.5 million, or 56% of total revenue in 2011, to $1,245.9 million, or 57% of total revenue, in 2012. Recurring revenue increased from $288.6 million, or 58% of total revenue, for the three months ended March 31, 2012 to $355.5 million, or 58% of total revenue, for the three months ended March 31, 2013. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,710 at March 31, 2013, compared with 2,585 at December 31, 2012 and 2,226 at March 31, 2012.

We provide our products through a direct sales organization in the U.S. and in Europe, excluding Spain, Italy, Greece and Eastern European countries. In January 2012, we acquired our Korean distributor and began selling directly to Korean customers. In January 2013, we began to provide our products through a direct sales organization in the Czech Republic, Slovakia, and Hungary, whereas prior to 2013, these markets were served by a distributor. In the remainder of our world markets, we provide our products through distributors.

Regulatory Activities

We believe that we have obtained the clearances required to market our multiport products to our targeted surgical specialties within the U.S. and most of Europe. As we make additions to target procedures and introduce new products, we will continue to seek necessary clearances. In February 2013, we received FDA clearance to market our Single-Site instruments for benign hysterectomy and salpingo oophorectomy procedures. FDA clearance for Single-Site Cholecystectomy was received in December 2011. However, as we are in the early stages of introducing this instrumentation to the U.S. market, we are not able to predict the extent to which da Vinci Single-Site may be adopted.

In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci S Surgical System in Japan. Until April 2012, we had partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (“JJKK”) to assist in navigating the Japanese regulatory process. In April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., Ltd as our separate independent distribution partner for marketing, selling, and servicing our products in Japan. Effective April 2012, we obtained national reimbursement for the dVP procedures in Japan, our only reimbursed procedure to date. In October 2012, we obtained MHLW approval for da Vinci Si Surgical Systems in Japan. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.

2013 Business Events and Trends

Economic Environment.

The credit and sovereign debt issues impacting Europe have slowed capital sales and curtailed procedure growth during 2012 and 2013. Although capital sales and procedure growth outside of Europe have been strong, European uncertainties could adversely impact demand for our products globally. Demand for da Vinci systems fluctuates quarter to quarter based upon changing economic and geopolitical factors.

Recent Press.

Recently, including during the first quarter of 2013, there have been articles published and papers written questioning patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, and the adequacy of surgeon training. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers, and that the training we provide to surgeons helps ensure that they are able to operate our systems with the requisite skill and expertise. The recent negative press could delay or adversely impact procedure adoption and our revenue growth in future periods.

Procedures.

Overall. During the first quarter 2013, total da Vinci procedures grew approximately 18% compared to the first quarter of 2012, driven by growth in general surgery and gynecology procedures in the U.S. and international urology procedures, partially offset by an approximately 11% reduction in dVP procedures in the U.S.

dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment pattern for low risk prostate cancer away from definitive treatment, have led to a decline in our dVP business. We estimate that dVP procedures in the U.S. decreased approximately 11% in the first quarter of 2013 compared with the same period in 2012. First quarter 2013 U.S. dVP procedures were approximately 4% higher than the fourth quarter of 2012. We are unable to predict the extent to which these recommendations and treatment pattern changes will be followed by governments or clinicians within non-U.S. jurisdictions.

Working Days. The number of surgical procedures performed in any given quarter is largely a function of the number of working days in that quarter. The first quarter of 2013 had fewer working days than the first quarter of 2012 due to the extra leap year day in 2012 and, to a lesser extent, the timing of the Easter holiday during the first quarter of 2013.

Procedure Seasonality. The majority of da Vinci procedures performed are now for benign conditions, most notably benign hysterectomy. The proportion of these benign procedures is growing in relation to the total number of procedures performed. Hysterectomies for benign conditions and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Third quarter activity is also slower given vacation periods, particularly in Europe. As we achieve deeper penetration in certain procedures, seasonality has a more substantive impact on our business.

New Product Introductions

EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue (3.5mm open staple height) and Green (4.3mm open staple height) 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the EndoWrist Stapler 45. We expect its initial surgical use to be directed towards colorectal procedures. During the first quarter 2013, initial use of the EndoWrist Stapler 45 occurred in a limited number of customers. We expect to expand slowly to a broader set of customers later in 2013. Although we believe the first customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45 and we are not able to predict the extent to which the instrument may be adopted.

First Quarter 2013 Financial Highlights

•	Total revenue increased 23% to $611.4 million during the three months ended March 31, 2013 from $495.2 million during the three months ended March 31, 2012.

•	The total number of da Vinci procedures performed during the three months ended March 31, 2013 was up approximately 18% compared with the three months ended March 31, 2012.

•	Instruments and accessories revenue increased 26% to $261.1 million during the three months ended March 31, 2013 from $207.8 million during the three months ended March 31, 2012.

•

Recurring revenue increased 23% to $355.5 million during the three months ended March 31, 2013, representing 58% of total revenue, from $288.6 million during the three months ended March 31, 2012, representing 58% of total revenue.

•	We sold 164 da Vinci Surgical Systems during the three months ended March 31, 2013, compared with 140 during the three months ended March 31, 2012.

•	System revenue increased 24% to $255.9 million during the three months ended March 31, 2013 from $206.6 million during the three months ended March 31, 2012.

•	As of March 31, 2013, we had a da Vinci Surgical System installed base of 2,710 systems, consisting of 1,957 in the U.S., 430 in Europe, and 323 in the rest of the world.

•

We added 118 employees during the three months ended March 31, 2013, of which the majority was in field sales, service, training and product operations, bringing our total headcount to 2,480 as of March 31, 2013.

•

Operating income increased 30% to $251.2 million during the three months ended March 31, 2013 compared with $193.3 million during the three months ended March 31, 2012. Operating income included $38.2 million and $34.4 million during the three months ended March 31, 2013 and 2012, respectively, of stock-based compensation expense related to employee stock programs.

•

As of March 31, 2013, we had $3.1 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments increased by $195.5 million during the three months ended March 31, 2013 driven by cash flow from operations and $89.3 million generated from employee stock programs, partially offset by $145.7 million of stock repurchases.

Results of Operations

The following table sets forth, for the periods indicated, certain Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2013	% of total revenue	2012	% of total revenue
Revenue:
Product	$517.0	85%	$414.4	84%
Service	94.4	15%	80.8	16%

Total revenue	611.4	100%	495.2	100%
Cost of revenue:
Product	146.3	24%	111.7	23%
Service	30.8	5%	27.6	5%

Total cost of revenue	177.1	29%	139.3	28%
Product gross profit	370.7	61%	302.7	61%
Service gross profit	63.6	10%	53.2	11%

Gross profit	434.3	71%	355.9	72%

Operating expenses:
Selling, general and administrative	141.5	23%	124.2	25%
Research and development	41.6	7%	38.4	8%

Total operating expenses	183.1	30%	162.6	33%

Income from operations	251.2	41%	193.3	39%
Interest and other income (expense), net	4.3	1%	3.8	1%

Income before taxes	255.5	42%	197.1	40%
Income tax expense	66.6	11%	53.6	11%

Net income	$188.9	31%	$143.5	29%

Total Revenue

Total revenue was $611.4 million for the three months ended March 31, 2013, compared with $495.2 million for the three months ended March 31, 2012. Total revenue growth for these periods was driven by the continued adoption of da Vinci surgery, resulting largely from the growth in U.S. general surgery procedures, including cholecystectomy and colorectal procedures, and gynecologic procedures, including dVH, sacrocolpopexy, endometriosis resection, and myomectomy, and the growth in dVP procedures in international markets, partially offset by a decline of approximately 11% in dVP procedures in the U.S. The total revenue growth was also driven by higher system sales into the Japanese market. The reduction in dVP procedures in the U.S. reflects pressures from reduced levels of PSA testing and non-surgical disease management. Procedure growth in Europe was lower than our overall growth due to broad economic pressures, structural issues, need for increased depth in our commercial organization as well as the PSA testing and non-surgical disease management trends that have impacted the U.S.

Revenue within the U.S. accounted for 75% and 79% of total revenue for the three months ended March 31, 2013 and 2012, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to rapid procedure adoption in the U.S. driven by the ability of patients to choose their provider and method of treatment. For the three months ended March 31, 2013, international revenue grew at a faster rate than U.S. revenue primarily due to higher system sales in the Japanese market. The credit and sovereign debt issues impacting Europe have slowed capital sales and procedure growth in that region, and our European sales reflect a challenging economic environment.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three months ended March 31, 2013 and 2012 (in millions, except percentages and unit sales):

	Three Months Ended March 31,
	2013	2012
Revenue
Instruments and accessories	$261.1	$207.8
Systems	255.9	206.6

Total product revenue	517.0	414.4
Services	94.4	80.8

Total revenue	$611.4	$495.2

Recurring revenue	$355.5	$288.6
% of total revenue	58%	58%
Domestic	$458.1	$390.7
International	153.3	104.5

Total revenue	$611.4	$495.2

% of Revenue - Domestic	75%	79%
% of Revenue - International	25%	21%
Unit Sales by Region:
Domestic Unit Sales	115	105
International Unit Sales	49	35

Total Unit Sales	164	140

Unit Sales by Model:
da Vinci Si-e - Single console Unit Sales (3 arm)	5	1
da Vinci Si - Single console Unit Sales (4 arm)	109	106
da Vinci Si - Dual console Unit Sales	48	25

Total da Vinci Si Unit Sales	162	132
da Vinci S Unit Sales	2	8

Total Unit Sales	164	140

Unit Sales involving System Trade-ins:
Unit sales trading in da Vinci standard Surgical Systems	9	19
Unit sales trading in da Vinci S Surgical Systems	30	27

Total unit sales involving trade-ins	39	46
Unit Sales not trading in any systems	125	94

Total Unit Sales	164	140

Product Revenue

Product revenue was $517.0 million for the three months ended March 31, 2013 compared with $414.4 million for the three months ended March 31, 2012.

Instruments and accessories revenue increased 26% to $261.1 million for the three months ended March 31, 2013 compared with $207.8 million for the three months ended March 31, 2012. Instrument and accessory revenue growth was driven by approximately 18% higher da Vinci surgical procedure volume and revenue generated from sales of new instrument and accessory products, including Single-Site, Firefly, and the EndoWrist One Vessel Sealer. Overall procedure growth was driven by the growth in U.S. general surgery procedures, including cholecystectomy and colorectal procedures, and gynecologic procedures, including dVH, sacrocolpopexy, endometriosis resection, and myomectomy, and the growth in dVP procedures in international markets, partially offset by a decline of approximately 11% in dVP procedures in the U.S.

Systems revenue increased to $255.9 million during the three months ended March 31, 2013 from $206.6 million during the three months ended March 31, 2012 primarily due to higher da Vinci system unit sales and a higher average selling price (“ASP”). We sold 164 da Vinci Surgical Systems during the three months ended March 31, 2013 compared with 140 in the same period last year. The growth in system unit sales reflects higher first quarter 2013 system sales into U.S. and Japanese markets. During the first quarter of 2013, 115 systems were sold into the U.S., 16 into Europe and 33 into other markets, including 25 systems sold into Japan. During the first quarter 2012, 105 systems were sold into the U.S., 14 into Europe and 21 into other markets, including 7 systems sold into Japan. The da Vinci system ASP was $1.55 million for the three months ended March 31, 2013, compared with $1.47 million for the three months ended March 31, 2012, driven primarily by product mix as system sales during the three months ended March 31, 2013 contained a higher proportion of dual console configurations. During the three months ended March 31, 2013, 48 of the 164 systems sold were dual console systems, compared to 25 of 140 during the three months ended March 31, 2012.

Service Revenue

Service revenue increased 17% to $94.4 million for the three months ended March 31, 2013 compared with $80.8 million for the three months ended March 31, 2012. We typically enter into service contracts at the time systems are sold. The large majority of these service contracts have been renewed at the end of the initial contract periods. Higher service revenue during the three months ended March 31, 2013 was primarily driven by a larger base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit for the three months ended March 31, 2013 increased 22% to $370.7 million, or 71.7% of product revenue, compared with $302.7 million, or 73.0% of product revenue, for the three months ended March 31, 2012. The higher 2013 product gross profit was driven by higher product revenue, as described above. The lower 2013 product gross profit percentage largely reflects the impact of the new U.S. medical device excise tax and lower gross margins earned on recently released instrument and accessory products. First quarter 2013 product cost of revenue included $6.5 million related to the U.S. medical device excise tax, which became effective January 1, 2013. First quarter 2013 product revenue included a higher proportion of recently introduced instrument and accessory products which yield lower gross margin percentages, particularly da Vinci Single-Site Instruments and the EndoWrist One Vessel Sealer. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based on the volume and complexity of the product. Product gross profit for the three months ended March 31, 2013 and 2012 reflected stock-based compensation expense of $3.9 million and $3.1 million, respectively. Service gross profit during the three months ended March 31, 2013 was $63.6 million, or 67.4% of service revenue, compared with $53.2 million, or 65.8% of service revenue during the three months ended March 31, 2012. The higher 2013 service gross profit was driven by a larger installed base of da Vinci Surgical Systems. The higher 2012 service gross profit percentage was primarily driven by reduced service parts consumption rates. Service gross profit for the three months ended March 31, 2013 and 2012 reflected stock-based compensation expense of $2.9 million and $2.8 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2013 increased 14% to $141.5 million compared with $124.2 million for the three months ended March 31, 2012. The increase was primarily due to organizational growth to support our expanding business, particularly in the clinical field sales function, and higher non-cash stock-based compensation expense. Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was approximately $23.0 million and $21.2 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. R&D expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

R&D expenses for the three months ended March 31, 2013 increased 8% to $41.6 million compared with $38.4 million for the three months ended March 31, 2012. The increase was driven by growth in our R&D headcount and higher non-cash stock compensation expense. Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was approximately $8.4 million and $7.3 million, respectively. Amortization expense related to purchased intellectual property during the three months ended March 31, 2013 and 2012 were $2.8 million and $3.3 million, respectively. We expect to continue to make substantial investments in R&D and anticipate that R&D expense will continue to increase in the future.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the three months ended March 31, 2013 and 2012 was $4.3 million and $3.8 million, respectively. Higher interest and other income, net was driven by higher interest income earned on higher cash and investment balances.

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 was $66.6 million, or 26.1% of pre-tax income, compared with $53.6 million, or 27.2% of pre-tax income for the three months ended March 31, 2012. Our effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. The income tax provision for the three months ended March 31, 2013 also reflected a discrete net benefit of $7.5 million, or 2.9% of pre-tax income, related to 2012 federal R&D credit which was retroactively reinstated in the three months ended March 31, 2013. No federal R&D credit benefit was recorded in the income tax provision for the three months ended March 31, 2012. The income tax provision for the three months ended March 31, 2012 included a discrete recognition of $8.5 million, or 4.3% of pre-tax income, related to certain previously unrecognized tax benefits reflecting new IRS guidance issued in the three months ended March 31, 2012. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.

As of March 31, 2013, we had total gross unrecognized tax benefits of approximately $96.6 million compared with approximately $88.0 million as of December 31, 2012, representing an increase of approximately $8.6 million for the three months ended March 31, 2013. Of the total gross unrecognized tax benefits, $92.3 million and $83.8 million as of March 31, 2013 and December 31, 2012, respectively, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $3.8 million and $3.2 million, respectively, as of March 31, 2013 and December 31, 2012, representing an increase of $0.6 million.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Generally, years before 2009 are closed for most significant jurisdictions except for California, for which all years since inception remain open due to utilization of net operating losses and R&D credits generated in prior years. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which we reverse.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $2.9 billion at December 31, 2012 to $3.1 billion at March 31, 2013. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of March 31, 2013, $523.9 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

Consolidated Cash Flow Data (unaudited)

The following table summarizes our cash flow activities as of March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$258.0	$165.0
Investing activities	(348.0)	(408.2)
Financing activities	(35.8)	103.1
Effect of exchange rates on cash and cash equivalents	(0.4)	0.2

Net increase in cash and cash equivalents	$(126.2)	$(139.9)

Operating Activities

For the three months ended March 31, 2013, cash flow from operations of $258.0 million exceeded our net income of $188.9 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $53.8 million during the three months ended March 31, 2013.

2.	Cash generated from working capital during the three months ended March 31, 2013 was approximately $15.3 million.

Working capital is comprised primarily of accounts receivable, inventories, deferred revenue and other liabilities. Accounts receivable decreased by $25.3 million during the three months ended March 31, 2013 reflecting timing of our system sales and strong collections. Inventories increased by $15.8 million during the three months ended March 31, 2013 primarily due to our business growth and expanded product offerings. Other liabilities including accounts payable, accrued compensation and employee benefits, and other accrued liabilities decreased by $12.7 million during the three months ended March 31, 2013 primarily due to the payments of 2012 incentive compensation and the purchase of stock by employees under the Employee Stock Purchase Plan during the three months ended March 31, 2013.

For the three months ended March 31, 2012, cash flow from operations of $165.0 million exceeded our net income of $143.5 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of stock-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $53.3 million during the three months ended March 31, 2012.

2.	Cash used in working capital and other assets during the three months ended March 31, 2012 was approximately $31.8 million.

Working capital is comprised primarily of accounts receivable, inventories, deferred revenue and other liabilities. The increase in inventories by $6.0 million during the three months ended March 31, 2012 due to our business growth and expanded product offerings. Prepaid and other assets increased by $3.4 million during the three months ended March 31, 2012 primarily due to payment of estimated taxes. Other liabilities including accounts payable, accrued compensation and employee benefits, and other accrued liabilities decreased by $24.0 million during the three months ended March 31, 2012 primarily due to the payments of 2011 incentive compensation and the purchase of stock by employees under the Employee Stock Purchase Plan during the three months ended March 31, 2012.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2013 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $331.3 million and purchase of property and equipment of $16.7 million. Net cash used in investing activities during the three months ended March 31, 2012 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $359.9 million and purchase of property and equipment, intellectual property and business of $48.3 million, including the increase in acquisition-related restricted cash. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital intensive business.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2013 was primarily due to the repurchase of 299,112 shares of our common stock through open market transactions of $145.7 million, offset by proceeds from stock option exercises and employee stock purchases of $89.3 million and excess tax benefits from stock-based compensation of $20.6 million. Net cash provided by financing activities during the three months ended March 31, 2012 was primarily due to proceeds from stock option exercises and employee stock purchases of $82.9 million and excess tax benefits from stock-based compensation of $20.2 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial statements.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise from time to time in the normal course of our business. Certain of these lawsuits are described in further detail below. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. Based on currently available information, we believe that we have meritorious defenses and intend to vigorously defend these actions. It is not possible to predict the outcome of pending or threatened litigation. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on our business, financial condition, results of operations or cash flows. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of our current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 we filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. We filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 our motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in our favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430. Plaintiffs filed their opening brief on September 28, 2012. We filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012. No oral argument date has been set, and the appeal remains pending.

Purported Derivative Actions

On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for our benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed an essentially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the our current and former officers and directors. On October 5, 2010 the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above.

Product Liability Litigation

The Company is currently a defendant in approximately 26 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The cases raise a variety of allegations including, to varying degrees, that their injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the part of the Company to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. Except for the case described below, these cases generally are in the early stages of pretrial activity.

On December 17, 2009, a product liability action entitled Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor; and Josette Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5, was filed in Washington State Superior Court for Kitsap County against the Company and the healthcare providers and hospital involved in decedent’s surgery. In Taylor, plaintiffs assert wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiffs in Taylor assert that such injuries were caused, in whole or in part, by the Company’s purported failure to properly train, warn, and instruct the surgeon. The lawsuit seeks unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013.

Plaintiffs’ attorneys are engaged in growing and well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury. The Company has seen a substantial increase in these claims, however it has only received detailed information regarding a small number of them. In an effort to provide an orderly process for evaluating claims before they result in costly litigation, we have entered into tolling agreements with certain plaintiff’s counsel acting on behalf of such claimants. The tolling agreements provide that the statute of limitations for each individual will be tolled for a period of three to six months in exchange for the individual’s agreement that, if he or she ultimately files a lawsuit, it will be filed in certain agreed upon venues. The tolling agreements provide the parties and their legal counsel with additional time to evaluate the claims, to explore whether the claims have merit and whether they can be resolved without litigation. We do not currently know how many of such individuals will ultimately file lawsuits nor are we able at this time to estimate the financial implications of their claims or predict the final disposition of such claims. We intend to vigorously defend lawsuits that are ultimately filed.

ITEM 1A.	RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than the following:

WE ARE SUBJECT TO PRODUCT LIABILITY AND NEGLIGENCE CLAIMS RELATING TO THE USE OF OUR PRODUCTS THAT COULD BE EXPENSIVE, DIVERT MANAGEMENT’S ATTENTION AND HARM OUR BUSINESS.

Our business exposes us to significant risks of product liability claims, which are inherent to the medical device industry. Product liability claims may be brought by individuals or by groups seeking to represent a class. We currently are subject to product liability claims, which are described in more detail under Part II, “Item 1., Legal Proceedings.,” and which have been brought by individuals alleging that they have sustained personal injuries and/or death as a result of purported product defects, the alleged failure to warn, and/or the alleged inadequate training by us of physicians regarding the use of the da Vinci Surgical System. The individuals who have brought the product liability claims seek recovery for the alleged personal injuries and in many cases, punitive damages. Current product liability claims have resulted in negative publicity regarding our Company, and these and any other product liability or negligence claims or product recalls also could harm our reputation. In addition, there have been articles published and papers written questioning patient safety and efficacy associated with da Vinci surgery, the cost of da Vinci surgery relative to other disease management methods, and the adequacy of surgeon training. Negative publicity, whether accurate or inaccurate, concerning our products or our Company could reduce market acceptance of our products and could result in decreased product demand and a decline in revenues. In addition, significant negative publicity could result in an increased number of product liability claims, regardless of whether these claims are meritorious. The number of claims could be further increased by plaintiffs’ law firms that use a wide variety of media to advertise their services and solicit clients for product liability cases against the Company.

The outcome of product liability litigation is inherently uncertain and difficult to quantify, and the magnitude of potential damages, if any, may not be known for a substantial period of time. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover current or future claims. Particularly as sales of our products increase, we may be unable to maintain product liability insurance in the future at satisfactory rates or in adequate amounts. In addition, current or future product liability claims, regardless of their merit or eventual outcome, could result in significant legal costs (including settlements, judgments, legal fees and other related defense costs). It is possible that future legal costs could have a material adverse effect on our business, financial condition, results of operations or cash flows.

UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings are described under Part II, “Item 1., Legal Proceedings.”

The results of these lawsuits and other legal proceedings cannot be predicted with certainty. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the purported class action lawsuit or other legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

On March 20, 2013, the Board has authorized an additional $1.0 billion for stock repurchases.

The table below summarizes our stock repurchase activity for the three months ended March 31, 2013:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
Jan 1, 2013 to Jan 31, 2013	—	$—	—	$329.8 million
Feb 1, 2013 to Feb 28, 2013	—	$—	—	$329.8 million
Mar 1, 2013 to Mar 31,2013	299,112	$487.24	299,112	$1,184.1 million

Total during quarter ended March 31, 2013	299,112	$487.24	299,112	$1,184.1 million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2012).

3.4	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Date: April 19, 2013