Form 10-Q
period 2013-06-30
INTUITIVE SURGICAL INC
filed 2013-07-22
CIK 1035267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The Registrant had 39,709,905 shares of Common Stock, $0.001 par value per share, outstanding as of July 10, 2013.

INTUITIVE SURGICAL, INC.

PART I — FINANCIAL INFORMATION

Item  1. Financial Statements

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUES)

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$432.7	$553.7
Short-term investments	857.5	770.7
Accounts receivable, net	358.6	370.3
Inventories	169.3	121.5
Prepaids and other current assets	33.4	67.3
Deferred tax assets	9.5	9.3

Total current assets	1,861.0	1,892.8
Property, plant and equipment, net	267.6	241.8
Long-term investments	1,737.0	1,596.1
Long-term deferred tax assets	106.2	87.0
Intangible and other assets, net	92.1	103.4
Goodwill	137.4	138.1

Total assets	$4,201.3	$4,059.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67.2	$57.6
Accrued compensation and employee benefits	70.0	104.0
Deferred revenue	196.7	185.7
Other accrued liabilities	57.0	54.3

Total current liabilities	390.9	401.6
Other long-term liabilities	91.6	77.5

Total liabilities	482.5	479.1

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 39.7 shares and 40.2 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	2,428.0	2,240.1
Retained earnings	1,292.9	1,333.4
Accumulated other comprehensive income (loss)	(2.1)	6.6

Total stockholders’ equity	3,718.8	3,580.1

Total liabilities and stockholders’ equity	$4,201.3	$4,059.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Product	$480.4	$453.1	$997.4	$867.5
Service	98.1	83.4	192.5	164.2

Total revenue	578.5	536.5	1,189.9	1,031.7
Cost of revenue:
Product	140.9	122.9	287.2	234.6
Service	32.4	27.2	63.2	54.8

Total cost of revenue	173.3	150.1	350.4	289.4

Gross profit	405.2	386.4	839.5	742.3

Operating expenses:
Selling, general and administrative	145.5	120.9	287.0	245.1
Research and development	41.2	40.2	82.8	78.6

Total operating expenses	186.7	161.1	369.8	323.7

Income from operations	218.5	225.3	469.7	418.6
Interest and other income (expense), net	4.3	4.0	8.6	7.8

Income before taxes	222.8	229.3	478.3	426.4
Income tax expense	63.7	74.4	130.3	128.0

Net income	$159.1	$154.9	$348.0	$298.4

Net income per share:
Basic	$3.99	$3.88	$8.68	$7.52

Diluted	$3.90	$3.75	$8.47	$7.26

Shares used in computing net income per share:
Basic	39.9	39.9	40.1	39.7

Diluted	40.8	41.3	41.1	41.1

Total comprehensive income	$148.9	$157.0	$339.3	$301.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$348.0	$298.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.3	15.2
Amortization of intangible assets	11.3	12.0
Accretion of discounts and amortization of premiums on investments, net	20.2	15.2
Deferred income taxes	(15.7)	(6.1)
Income tax benefits from employee stock option plans	25.8	44.7
Excess tax benefit from stock-based compensation	(26.5)	(44.7)
Share-based compensation expense	76.9	67.7
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	11.7	(21.9)
Inventories	(53.2)	(12.2)
Prepaids and other assets	16.1	(4.4)
Accounts payable	9.7	5.4
Accrued compensation and employee benefits	(34.0)	(8.4)
Other liabilities	35.5	14.9

Net cash provided by operating activities	447.1	375.8

Investing activities:
Purchase of investments	(947.6)	(1,022.9)
Proceeds from sales of investments	257.2	229.4
Proceeds from maturities of investments	441.1	324.8
Purchase of property, plant and equipment, intellectual property and business	(41.7)	(56.4)

Net cash used in investing activities	(291.0)	(525.1)

Financing activities:
Proceeds from issuance of common stock, net	112.1	138.5
Excess tax benefit from stock-based compensation	26.5	44.7
Repurchase and retirement of common stock	(415.4)	(15.2)

Net cash provided by (used in) provided by financing activities	(276.8)	168.0

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)

Net increase (decrease) in cash and cash equivalents	(121.0)	18.6
Cash and cash equivalents, beginning of period	553.7	465.8

Cash and cash equivalents, end of period	$432.7	$484.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.

NOTE 1. DESCRIPTION OF BUSINESS

Intuitive designs, manufactures and markets da Vinci® Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that the Company considers a new generation of surgery. This new generation of surgery, which the Company calls da Vinci surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and Three Dimensional (“3-D”), High-Definition (“HD”) vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2012 and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed on February 4, 2013. The results of operations for the first six months of fiscal 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

New Accounting Standards Recently Adopted

Effective January 1, 2013, the Company adopted the accounting guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company elected to present the information in the notes to the Company’s unaudited Condensed Consolidated Financial Statements.

In June 2013, the Financial Accounting Standards Board determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Investments

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2013 and December 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2013
Cash	$61.4	$—	$—	$61.4	$61.4	$—	$—
Level 1:
Money market funds	332.0	—	—	332.0	332.0	—	—
U.S. Treasuries	87.4	0.1	(0.5)	87.0	—	30.0	57.0

Subtotal	419.4	0.1	(0.5)	419.0	332.0	30.0	57.0

Level 2:
Commercial paper	152.0	—	—	152.0	39.3	112.7	—
Corporate securities	1,086.1	3.3	(4.2)	1,085.2	—	414.9	670.3
U.S. government agencies	629.7	1.1	(2.1)	628.7	—	128.5	500.2
Non-U.S. government securities	80.7	0.2	(0.2)	80.7	—	42.2	38.5
Municipal securities	593.1	0.9	(1.2)	592.8	—	129.2	463.6

Subtotal	2,541.6	5.5	(7.7)	2,539.4	39.3	827.5	1,672.6

Level 3:
Municipal securities	8.0	—	(0.6)	7.4	—	—	7.4

Subtotal	8.0	—	(0.6)	7.4	—	—	7.4

Total assets measured at fair value	$3,030.4	$5.6	$(8.8)	$3,027.2	$432.7	$857.5	$1,737.0

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2012
Cash	$89.7	$—	$—	$89.7	$89.7	$—	$—
Level 1:
Money market funds	388.1	—	—	388.1	388.1	—	—
U.S. Treasuries & corporate equity securities	179.2	0.2	—	179.4	—	155.4	24.0

Subtotal	567.3	0.2	—	567.5	388.1	155.4	24.0

Level 2:
Commercial paper	157.4	—	—	157.4	75.9	81.5	—
Corporate securities	952.1	5.8	(0.4)	957.5	—	274.6	682.9
U.S. government agencies	636.9	2.6	—	639.5	—	133.6	505.9
Non-U.S. government securities	90.8	0.5	—	91.3	—	21.8	69.5
Municipal securities	409.3	1.1	(0.2)	410.2	—	103.8	306.4

Subtotal	2,246.5	10.0	(0.6)	2,255.9	75.9	615.3	1,564.7

Level 3:
Municipal securities	8.0	—	(0.6)	7.4	—	—	7.4

Subtotal	8.0	—	(0.6)	7.4	—	—	7.4

Total assets measured at fair value	$2,911.5	$10.2	$(1.2)	$2,920.5	$553.7	$770.7	$1,596.1

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale securities, excluding corporate equity securities, at June 30, 2013 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,227.0	$1,228.8
Mature in one to five years	1,734.0	1,729.6
Mature in after five years	8.0	7.4

Total	$2,969.0	$2,965.8

Net realized gains or losses recognized on the sale of investments during the three and six month periods ended June 30, 2013 and 2012, were not significant. As of June 30, 2013 and December 31, 2012, net unrealized gains (losses) of $(2.8) million and $6.2 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

There have been no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2013, and there were no changes in the Company’s valuation technique. Level 3 assets consist of municipal bonds with auction rate securities (“ARS”) whose underlying assets are student loans which are generally backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of June 30, 2013, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

Foreign currency derivatives

The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on net cash flow from foreign currency denominated sales and intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar. The Company has $1.9 million of derivative assets recorded as prepaid and other current assets and $0.1 million of derivative liabilities recorded as other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets at June 30, 2013, compared to $2.7 million of derivative liabilities recorded as other accrued liabilities in the Condensed Consolidated Balance Sheets at December 31, 2012. The derivative assets and liabilities are measured using Level 2 fair value inputs.

Cash Flow Hedges

The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the European Euro (“EUR”) and the Korean Won (“KRW”).

As of June 30, 2013, the Company had notional amounts of EUR 67.0 million and KRW 2.7 billion of outstanding currency forward contracts entered into to hedge EUR and KRW denominated sales, compared to EUR 20.0 million and KRW 4.4 billion of outstanding currency forward contracts at December 31, 2012. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the three and six months ended June 30, 2013 and 2012 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the three and six months ended June 30, 2013 and 2012.

Other Derivatives Not Designated as Hedging Instruments:

Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the EUR, the British Pound (“GBP”), the Swiss Franc (“CHF”), Japanese Yen (“JPY”) and the KRW. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in interest and other income (expense), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in interest and other income (expense), net. The duration of the forward contracts for hedging the Company’s balance sheet exposure is approximately one month.

Derivative instruments used to hedge against balance sheet foreign currency exposures at the end of each period were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Recognized gains (losses) in interest and other income (expense), net	$(0.2)	$1.1	$0.8	$0.6
Foreign exchange gains (losses) related to re-measurement	$—	$(1.1)	$(1.3)	$(0.6)

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of June 30, 2013 and December 31, 2012, respectively. Total gross notional amounts for outstanding derivatives (recorded at fair value) at the end of each period were as follows (in millions):

	June 30, 2013	December 31, 2012
European Euro	30.0	37.6
Korean Won	9,691.1	4,600.0
British Pound	4.3	5.4
Swiss Franc	0.5	1.0
Japanese Yen	80.0	—

NOTE 4. BALANCE SHEET DETAILS

Inventories

The following table summarizes the Company’s inventories as of June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
Inventories:
Raw materials	$50.2	$41.2
Work-in-process	6.4	4.4
Finished goods	112.7	75.9

Total inventories	$169.3	$121.5

NOTE 5. CONTINGENCIES

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, the Company filed a motion to dismiss the amended complaint. On August 10, 2011, that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. The Company filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 the Company’s motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in the Company’s favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430. Plaintiffs filed their opening brief on September 28, 2012. The Company filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012. No oral argument date has been set, and the appeal remains pending.

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

On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical et al., No. 5-13-cv-1920, was filed against nine of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. A word-for-word identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 3:13-cv-2365, was filed in the same court against the same defendants on May 24, 2013. The lawsuits seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 19, 2011 and April 18, 2013. The complaints allege that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. By agreement, the two cases will be assigned to the same judge and will proceed together. Motions seeking appointment as lead plaintiff in the Abrams were filed by two parties on June 25, 2013. One of those motions was subsequently withdrawn. A hearing on the remaining motion is scheduled to be heard November 22, 2013. By agreement with the Plaintiff in the Abrams action, no response to the complaint is required until 30 days after a lead plaintiff is selected by the Court and that lead plaintiff files a consolidated complaint (or informs the Company that it has chosen to proceed with the complaint already on file). The Adel complaint has not been served and no response is currently required.

The Company is currently named as a defendant in approximately 33 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The cases raise a variety of allegations including, to varying degrees, that their injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the Company’s part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. Except for the case described below, these cases generally are in the early stages of pre-trial activity.

In February 2011, the Company was sued in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in the plaintiff’s decedent’s surgery (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company’s purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Plaintiff has filed a notice of appeal.

Plaintiffs’ attorneys are engaged in growing and well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury. The Company has seen a substantial increase in these claims; however, it has only received detailed information regarding a small portion of them. In an effort to provide an orderly process for evaluating claims before they result in costly litigation, the Company has entered into tolling agreements with certain plaintiffs’ counsel acting on behalf of such claimants. The tolling agreements provide that the statute of limitations for each individual will be tolled for a period of three to six months in exchange for the individual’s agreement that, if he or she ultimately files a lawsuit, it will be filed in certain agreed upon venues. The tolling agreements provide the parties and their legal counsel with additional time to evaluate the claims, to explore whether the claims have merit and whether they can be resolved without litigation. The Company does not currently know how many of such individuals will ultimately file lawsuits, nor is able at this time to estimate the financial implications of their claims or predict the final disposition of such claims. The Company intends to vigorously defend lawsuits that are ultimately filed.

Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of the above cases at this time, and an estimate of the possible loss or range of losses cannot be determined. Based on currently available information, the Company believes that it has meritorious defenses to the above actions and that the resolution of these cases is not likely to have a material adverse effect on the Company’s business, financial position or future results of operations.

The Company is also a party to various other legal actions that have arisen in the ordinary course of its business. The Company does not believe that any of these other legal actions will have a material adverse impact on its business, financial position or results of operations.

NOTE 6. STOCKHOLDERS’ EQUITY

Share Repurchase Program

The following table provides the share repurchase activities during the three and six months ended June 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares repurchased	0.5	0.1	0.8	0.1
Average price per share	$493.49	$523.06	$491.28	$523.06
Value of shares repurchased	$269.6	$15.2	$415.4	$15.2

On March 20, 2013, the Company’s Board of Directors (the “Board”) authorized an additional $1.0 billion of stock repurchases. As of June 30, 2013, the remaining amount of share repurchases authorized by the Board was approximately $0.9 billion.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended June 30, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$0.8	$7.3	$—	$8.1
Other comprehensive income before reclassifications	0.2	(10.2)	0.1	(9.9)
Reclassified from accumulated other comprehensive income	(0.4)	0.1	—	(0.3)

Net current-period other comprehensive income	(0.2)	(10.1)	0.1	(10.2)

Ending balance	$0.6	$(2.8)	$0.1	$(2.1)

	Three Months Ended June 30, 2012
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$(0.8)	$2.2	$0.1	$1.5
Other comprehensive income before reclassifications	1.8	1.1	(0.1)	2.8
Reclassified from accumulated other comprehensive income	(0.7)	—	—	(0.7)

Net current-period other comprehensive income	1.1	1.1	(0.1)	2.1

Ending balance	$0.3	$3.3	$—	$3.6

	Six Months Ended June 30, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$6.2	$0.4	$6.6
Other comprehensive income before reclassifications	1.6	(9.3)	(0.3)	(8.0)
Reclassified from accumulated other comprehensive income	(1.0)	0.3	—	(0.7)

Net current-period other comprehensive income	0.6	(9.0)	(0.3)	(8.7)

Ending balance	$0.6	$(2.8)	$0.1	$(2.1)

	Six Months Ended June 30, 2012
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$1.1	$(0.2)	$0.9
Other comprehensive income before reclassifications	0.7	2.0	0.2	2.9
Reclassified from accumulated other comprehensive income	(0.4)	0.2	—	(0.2)

Net current-period other comprehensive income	0.3	2.2	0.2	2.7

Ending balance	$0.3	$3.3	$—	$3.6

NOTE 7. SHARE-BASED COMPENSATION

Stock Option Plans

2009 Employment Commencement Incentive Plan

In January 2013, the Board amended and restated the 2009 Employment Commencement Incentive Plan (“2009 Plan”) to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the 2009 Plan from 730,000 to 855,000. In May 2013, the Board amended and restated the 2009 Plan to provide for an additional increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the 2009 Plan from 855,000 to 1,155,000.

2010 Incentive Award Plan

On April 25, 2013, the Shareholders approved an amended and restated 2010 Incentive Award Plan (“2010 Plan”) to provide for an increase in the number of shares of common stock reserved for issuance from 3,650,000 to 4,850,000.

A summary of stock option activity under all stock plans for the six months ended June 30, 2013 is presented as follows (in millions, except per share amounts):

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2012	1.7	4.8	$340.83
Options authorized	1.6	—	—
Options granted	(0.8)	0.8	554.50
Options exercised	—	(0.4)	256.00
Options forfeited/expired	0.1	(0.1)	447.18

Balance at June 30, 2013	2.6	5.1	$377.59

As of June 30, 2013, options to purchase an aggregate of 2.7 million shares of common stock were exercisable at a weighted-average price of $292.39 per share.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $16.4 million and 0.1 million shares for $13.9 million during the six months ended June 30, 2013 and 2012, respectively. There was no new ESPP offering during the three months ended June 30, 2013 and 2012.

Share-based Compensation

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales - products	$4.1	$3.1	$8.0	$6.2
Cost of sales - services	3.0	2.7	5.9	5.5

Total cost of sales	7.1	5.8	13.9	11.7
Selling, general and administrative	23.0	20.3	46.0	41.5
Research and development	8.6	7.2	17.0	14.5

Share-based compensation expense before income taxes	38.7	33.3	76.9	67.7
Income tax benefit	12.4	10.1	24.6	21.1

Share-based compensation expense after income taxes	$26.3	$23.2	$52.3	$46.6

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, assuming no expected dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Options
Average risk free interest rate	0.8%	0.8%	0.9%	0.8%
Average expected term (in years)	4.4	4.3	4.6	4.5
Average expected volatility	31%	32%	29%	32%
Weighted average fair value at grant date	$132.88	$149.90	$141.68	$143.50

ESPP
Average risk free interest rate	—	—	0.2%	0.2%
Average expected term (in years)	—	—	1.3	1.3
Average expected volatility	—	—	33%	32%
Weighted average fair value at grant date	—	—	$170.51	$133.75

NOTE 8. INCOME TAXES

The effective income tax rate for the three month periods ended June 30, 2013 and 2012 were 28.6% and 32.4%, respectively. The effective income tax rate for the six month periods ended June 30, 2013 and 2012 were 27.2% and 30.0%, respectively. The effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. The income tax provision for the six month period ended June 30, 2013 reflected a discrete net benefit of $7.5 million related to 2012 federal research and development (“R&D”) credit which was retroactively reinstated during the three month period ended March 31, 2013. No federal R&D credit benefit was recorded in the income tax provision for the three and six month periods ended June 30, 2012. The income tax provision for the six month period ended June 30, 2012 included a discrete benefit of $8.5 million for previously unrecognized tax benefits, reflecting the Internal Revenue Service guidance issued in the three month period ended March 31, 2012. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.

As of June 30, 2013, the Company had total gross unrecognized tax benefits of approximately $102.2 million compared with approximately $88.0 million as of December 31, 2012, representing an increase of approximately $14.2 million for the six months ended June 30, 2013. Of the total gross unrecognized tax benefits, $97.9 million and $83.8 million as of June 30, 2013 and

December 31, 2012, respectively, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $4.3 million and $3.2 million, respectively, as of June 30, 2013 and December 31, 2012, representing an increase of $1.1 million.

The Company files federal, state and foreign income tax returns in many jurisdictions in the U.S. and internationally. Generally, years before 2009 are closed for most significant jurisdictions, except for California, for which all years since inception remain open due to utilization of net operating losses and R&D credits generated in prior years. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.

NOTE 9. NET INCOME PER SHARE

The following table presents the computation of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$159.1	$154.9	$348.0	$298.4

Denominator:
Weighted-average shares outstanding used in basic calculation	39.9	39.9	40.1	39.7
Add: Dilutive effect of potential common shares	0.9	1.4	1.0	1.4

Weighted-average shares used in computing diluted net income per share	40.8	41.3	41.1	41.1

Net income per share:
Basic	$3.99	$3.88	$8.68	$7.52

Diluted	$3.90	$3.75	$8.47	$7.26

Employee stock options to purchase approximately 2.1 million and 0.7 million weighted-average shares for the three months ended June 30, 2013 and 2012, respectively, and approximately 1.9 million and 0.6 million weighted-average shares for the six months ended June 30, 2013 and 2012, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, “our” and similar terms refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.

This management’s discussion and analysis of financial condition as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

This report contains forward-looking statements. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; decreases in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding the Company and the safety of our products and adequacy of training; our ability to expand into foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors”. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.

Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci® S®, da Vinci® Si HD Surgical System™, da Vinci® S HD Surgical System®, da Vinci® Si™, da Vinci® Si-e™, EndoWrist®, EndoWrist® One™, EndoWrist® Stapler 45, Single-Site™, Firefly™, InSite®, and da Vinci® Connect™ are trademarks of Intuitive Surgical, Inc.

Overview

Intuitive designs, manufactures and markets da Vinci Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that represent a new generation of surgery. This new generation of surgery, which we call da Vinci surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports.

The da Vinci Surgical System enables surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional MIS. Surgeons using the da Vinci system operate while seated comfortably at a console viewing a Three Dimensional (“3-D”), High Definition (“HD”) image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the more intuitive open surgery technique. Our technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy to use.

Our products fall into four broad categories – da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler 45) and training technologies. We have commercialized three generations of da Vinci Surgical Systems; the first is our da

Vinci standard Surgical System, first commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, and the third and most current is our da Vinci Si Surgical System, commercialized in 2009. Systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart and computational hardware and software. In the first quarter of 2011, we launched our Firefly product for use with the da Vinci Si Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Adoption of Firefly is progressing, with its primary utilization in partial nephrectomy procedures. Firefly is also being used in certain gynecology and general surgery cases. Instruments and accessories are used with systems to allow surgeons the flexibility in choosing the types of tools needed in a particular surgery. In the fourth quarter of 2011, we introduced our Single-Site instruments in the U.S. for use in cholecystectomy procedures utilizing the da Vinci Si Surgical System. During the first quarter of 2013, Single-Site instruments were FDA cleared in the U.S. for use in benign hysterectomies and salpingo oophorectomies. Single-Site instruments enable surgeons to perform surgery through a single port via the patient’s belly button, resulting in virtually scarless patient outcomes. Single-Site instruments were Conformité Européenne (“CE”) marked and introduced in Europe in the first quarter of 2011. Training technologies include our recently developed da Vinci Connect remote case observation and mentoring tool, our da Vinci Skills Simulator and our dual console for use in surgeon proctoring and collaborative surgery.

We model patient value as equal to procedure efficacy / invasiveness. In this equation procedure efficacy is defined as a measure of the success of the surgery in resolving the underlying disease and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer da Vinci surgery, which potentially could result in a local market share shift. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternative treatment options for the same disease state.

Procedures - Historical Summary

Worldwide Procedures

The adoption of da Vinci surgery has the potential to grow for those procedures that offer greater patient value than non da Vinci alternatives. We focus our organization and investments on developing, marketing and training for those products and procedures where da Vinci can bring significant patient value relative to alternative treatment options. In 2012, da Vinci was used primarily in gynecology, urology, general surgery, cardiothoracic surgery and head and neck surgery. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), sacrocolpopexy, myomectomy, and endometriosis resection. Target procedures in urology include da Vinci Prostatectomy (“dVP”), partial nephrectomy and pyeloplasty. Target procedures in general surgery include Single-Site Cholecystectomy and colorectal procedures. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include da Vinci Trans-oral Robotic-Assisted Surgery (“TORS”) for throat and base of tongue cancers.

In 2012, approximately 450,000 surgical procedures were performed with the da Vinci Surgical System, compared to approximately 360,000 and 278,000 procedures performed in 2011 and 2010, respectively. The growth in our overall procedure volume in 2012 was driven by the growth in U.S. gynecologic procedures, U.S. general surgery procedures, and dVP procedures outside of the U.S., partially offset by a decline of approximately 15% in U.S. dVP procedures compared to 2011.

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

Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $979.5 million, or 56% of total revenue in 2011, to $1,245.9 million, or 57% of total revenue, in 2012. Recurring revenue increased from $595.7 million, or 58% of total revenue, for the six months ended June 30, 2012 to $718.1 million, or 60% of total revenue, for the six months ended June 30, 2013. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems and slower systems growth in the second quarter of 2013. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,799 at June 30, 2013, compared with 2,585 at December 31, 2012 and 2,341 at June 30, 2012.

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

A recent FDA inspection of the Company’s facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four objectionable observations. These four observations relate to the reporting of field actions, information which is to be included on reports of field actions, lack of a written procedure for changes to certain product claims, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and have provided additional evidence of corrective actions after the inspection to the FDA. In addition, the FDA collected in electronic form, samples of all advertising and promotional material for review. The FDA issued a warning letter, dated July 16, 2013, related to their observations and asked for additional corrective actions and indicated their intent to perform a follow-up inspection. We believe that the FDA’s observations are addressable and we are in the process of correcting them. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are appropriate or that they have been adequately implemented. We also cannot assure that the FDA will not find other observations. The FDA previously inspected our Sunnyvale, CA headquarters in January 2012 and did not issue a Form FDA 483 as a result of this inspection.

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

First Half of 2013 Business Events and Trends

Environment and Demand for Our Products

During the first half of 2013, there have been a number of factors that have resulted in slower than expected growth in U.S. benign gynecologic procedures. The impact of each factor on procedure volumes is difficult to quantify, but include decreased hospital admissions as reported by certain customers; quality notifications issued by us and the recent media discussed below; and, the difficulty associated with consolidating geographically dispersed patients into established robotic surgery programs as benign hysterectomy passes through the midpoint of its adoption. We believe that reduced procedure growth coupled with the economic hardship that reduced admissions creates, adversely impacted system purchases in the second quarter of 2013. We expect growth in benign procedures to continue at a level below 2012 and could decline further depending on changes in hospital admissions, payer behavior, the impact of the Affordable Care Act and other factors. Demand for da Vinci systems fluctuates quarter to quarter based upon procedure growth, and changing economic and geopolitical factors.

The European credit and sovereign debt issues have slowed capital sales and curtailed procedure growth during 2012 and through the first half of 2013. European uncertainties could adversely impact demand for our products globally.

Recent Media and Lawsuits

During the first half of 2013, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, and the adequacy of surgeon training. In addition, as further described below in Part II, Item 1, Legal Proceedings, we are currently named as a defendant in approximately 33 individual product liability lawsuits. Plaintiffs’ attorneys are engaged in growing and well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that the training we provide to surgeons help to ensure that they are able to operate our systems with the requisite skill and expertise. However, the recent negative media may have and could continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods.

Procedures

Overall. During the first half of 2013, total da Vinci procedures grew approximately 18% compared with the first half of 2012, driven by growth in general surgery and gynecology procedures in the U.S. and international urology procedures, partially offset by an approximately 8% reduction in dVP procedures in the U.S.

dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment pattern for low risk prostate cancer away from definitive treatment, have led to a decline in our dVP business. We estimate that dVP procedures in the U.S. decreased approximately 8% in the first half of 2013 compared with the same period in 2012. Second quarter 2013 U.S. dVP procedures were approximately 2% lower than the first quarter of 2013. These treatment patterns have also impacted our European dVP procedure volumes. dVP is at earlier market penetration stages in the European markets, therefore, we are unable to precisely estimate the extent to which these recommendations and treatment pattern changes may have been adopted by governments or clinicians within non-U.S. jurisdictions.

Benign Gynecology Procedure Adoption Trends. During the first half of 2013, we experienced lower growth rates for U.S. benign gynecologic procedures than in prior years. The slowdown of growth rates in the number of U.S. benign hysterectomy procedures being performed reflected a number of factors including, but not limited to, apparent pressure on benign gynecology hospital admissions and a trend by payers toward encouraging conservative disease management and treatment in outpatient settings. We still have a significant remaining market opportunity in benign gynecologic procedures since a large number are still done via open technique. However, as we penetrate more deeply into benign gynecologic procedures, our pace of capturing or consolidating the remaining market is progressing at a slower rate.

Monopolar Curved Scissors Field Action. During early May 2013, we issued a field notice informing customers of the potential for micro-crack formations in certain of our EndoWrist Monopolar Curved Scissors (“MCS”). We decided to stop shipment of these versions until a replacement product was made available. However, as the risk of injury to patients from the recalled product was extremely low, customers were notified that they could continue to use the recalled product; which most did. To date, we have no confirmed evidence of patient injury attributable to this issue. The replacement MCS product began shipping on May 31, 2013. We do not believe that this field action materially impacted second quarter 2013 procedure volume and customer returns of the recalled product have not been material.

Procedure Seasonality. The majority of da Vinci procedures performed are now for benign conditions, most notably benign hysterectomies. The proportion of these benign procedures is growing in relation to the total number of procedures performed. Hysterectomies for benign conditions and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Third quarter activity is also slower given vacation periods, particularly in Europe. As we achieve deeper penetration in certain procedures, seasonality has a more substantive impact on our business.

New Product Introductions

EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue (3.5mm open staple height) and Green (4.3mm open staple height) 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the EndoWrist Stapler 45. We expect its initial surgical use to be directed towards colorectal procedures. During the first half of 2013, initial use of the EndoWrist Stapler 45 occurred in a limited number of customers. We expect to expand slowly to a broader set of customers later in 2013. Although our first customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45 and we are not able to predict the extent to which the instrument may be adopted.

Second Quarter 2013 Financial Highlights

•	Total revenue increased 8% to $578.5 million during the three months ended June 30, 2013 from $536.5 million during the three months ended June 30, 2012.

•	The total number of da Vinci procedures performed during the three months ended June 30, 2013 was up approximately 18% compared with the three months ended June 30, 2012.

•	Instruments and accessories revenue increased 18% to $264.5 million during the three months ended June 30, 2013 from $223.7 million during the three months ended June 30, 2012.

•

Recurring revenue increased 18% to $362.6 million during the three months ended June 30, 2013, representing 63% of total revenue, from $307.1 million during the three months ended June 30, 2012, representing 57% of total revenue.

•	We sold 143 da Vinci Surgical Systems during the three months ended June 30, 2013, compared with 150 during the three months ended June 30, 2012.

•	System revenue decreased 6% to $215.9 million during the three months ended June 30, 2013 from $229.4 million during the three months ended June 30, 2012.

•	As of June 30, 2013, we had a da Vinci Surgical System installed base of 2,799 systems, consisting of 2,001 in the U.S., 442 in Europe, and 356 in the rest of the world.

•

Operating income decreased 3% to $218.5 million during the three months ended June 30, 2013 compared with $225.3 million during the three months ended June 30, 2012. Operating income included $38.7 million and $33.3 million during the three months ended June 30, 2013 and 2012, respectively, of share-based compensation expense related to employee stock programs.

•

As of June 30, 2013, we had $3.0 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments decreased by $88.8 million during the three months ended June 30, 2013 primarily driven by cash used in repurchasing $269.6 million of stock, partially offset by cash provided from operations.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Comprehensive Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of total revenue	2012	% of total revenue	2013	% of total revenue	2012	% of total revenue
Revenue:
Product	$480.4	83%	$453.1	84%	$997.4	84%	$867.5	84%
Service	98.1	17%	83.4	16%	192.5	16%	164.2	16%

Total revenue	578.5	100%	536.5	100%	1,189.9	100%	1,031.7	100%

Cost of revenue:
Product	140.9	24%	122.9	23%	287.2	24%	234.6	23%
Service	32.4	6%	27.2	5%	63.2	5%	54.8	5%

Total cost of revenue	173.3	30%	150.1	28%	350.4	29%	289.4	28%

Product gross profit	339.5	59%	330.2	61%	710.2	60%	632.9	61%
Service gross profit	65.7	11%	56.2	11%	129.3	11%	109.4	11%

Gross profit	405.2	70%	386.4	72%	839.5	71%	742.3	72%

Operating expenses:
Selling, general and administrative	145.5	25%	120.9	23%	287.0	24%	245.1	24%
Research and development	41.2	7%	40.2	7%	82.8	7%	78.6	8%

Total operating expenses	186.7	32%	161.1	30%	369.8	31%	323.7	32%

Income from operations	218.5	38%	225.3	42%	469.7	39%	418.6	40%
Interest and other income (expense), net	4.3	1%	4.0	1%	8.6	1%	7.8	1%

Income before taxes	222.8	39%	229.3	43%	478.3	40%	426.4	41%
Income tax expense	63.7	11%	74.4	14%	130.3	11%	128.0	12%

Net income	$159.1	28%	$154.9	29%	$348.0	29%	$298.4	29%

Total Revenue

Total revenue was $578.5 million for the three months ended June 30, 2013, compared with $536.5 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, total revenue increased to $1,189.9 million from $1,031.7 million for the six months ended June 30, 2012. Total revenue growth for these periods was driven by the continued adoption of da Vinci surgery, resulting largely from the growth in U.S. general surgery procedures, including cholecystectomy and colorectal procedures, and gynecologic procedures, including dVH, sacrocolpopexy, endometriosis resection, and myomectomy, and the growth in dVP procedures outside the U.S., partially offset by a decline of approximately 8% in dVP procedures in the U.S. The total revenue growth was also driven by higher system sales into the Japanese and European markets. The reduction in dVP procedures in the U.S. reflects pressures from reduced levels of PSA testing and non-surgical disease management. Procedure growth in Europe was lower than our overall growth due to broad economic pressures, structural issues, need for increased depth in our commercial organization as well as the PSA testing and non-surgical disease management trends that have impacted the U.S.

Revenue within the U.S. accounted for 73% and 74% of total revenue for the three and six months ended June 30, 2013, compared to 81% and 80% of total revenue for the three and six months ended June 30, 2012, respectively. Our domestic revenue has accounted for the large majority of total revenue primarily due to rapid procedure adoption in the U.S. driven by the ability of patients to choose their provider and method of treatment. For the three and six months ended June 30, 2013, international revenue grew at a faster rate than U.S. revenue primarily due to higher system sales in the Japanese and European markets along with a decline in system sales in the U.S. market.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and six months ended June 30, 2013 and 2012 (in millions, except percentages and unit sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Instruments and accessories	$264.5	$223.7	$525.6	$431.5
Systems	215.9	229.4	471.8	436.0

Total product revenue	480.4	453.1	997.4	867.5
Services	98.1	83.4	192.5	164.2

Total revenue	$578.5	$536.5	$1,189.9	$1,031.7

Recurring revenue	$362.6	$307.1	$718.1	$595.7

% of total revenue	63%	57%	60%	58%
Domestic	$420.5	$435.4	$878.6	$826.1
International	158.0	101.1	311.3	205.6

Total revenue	$578.5	$536.5	$1,189.9	$1,031.7

% of Revenue - Domestic	73%	81%	74%	80%
% of Revenue - International	27%	19%	26%	20%
Unit Sales by Region:
Domestic Unit Sales	90	124	205	229
International Unit Sales	53	26	102	61

Total Unit Sales	143	150	307	290

Unit Sales by Model:
da Vinci Si-e - Single console Unit Sales (3 arm)	2	6	7	7
da Vinci Si - Single console Unit Sales (4 arm)	111	108	220	214
da Vinci Si - Dual console Unit Sales	27	28	75	53

Total da Vinci Si Unit Sales	140	142	302	274
da Vinci S Unit Sales	3	8	5	16

Total Unit Sales	143	150	307	290

Unit Sales involving System Trade-ins:
Unit sales trading in da Vinci standard Surgical Systems	4	12	13	31
Unit sales trading in da Vinci S Surgical Systems	39	23	69	50

Total unit sales involving trade-ins	43	35	82	81
Unit Sales not trading in any systems	100	115	225	209

Total Unit Sales	143	150	307	290

Product Revenue

Product revenue was $480.4 million for the three months ended June 30, 2013 compared with $453.1 million for the three months ended June 30, 2012.

Instruments and accessories revenue increased 18% to $264.5 million for the three months ended June 30, 2013 compared with $223.7 million for the three months ended June 30, 2012. Instrument and accessory revenue growth was driven by approximately 18% higher da Vinci surgical procedure volume and revenue generated from sales of new instrument and accessory products, including Single-Site, Firefly, and the EndoWrist One Vessel Sealer. Overall procedure growth was driven by the growth in U.S. general surgery procedures, including cholecystectomy and colorectal procedures, and gynecologic procedures, including dVH, sacrocolpopexy, endometriosis resection, and myomectomy, and the growth in dVP procedures outside the U.S., partially offset by a decline of approximately 5% in dVP procedures in the U.S. Gynecologic procedures, particularly dVH for benign conditions, in the U.S., grew at a slower rate than expected, reflecting the factors noted above (See Environment and Demand for Our Products).

Systems revenue decreased to $215.9 million during the three months ended June 30, 2013 from $229.4 million during the three months ended June 30, 2012 primarily due to lower da Vinci system unit sales. We sold 143 da Vinci Surgical Systems during the three months ended June 30, 2013 compared with 150 in the same period last year. The decrease in system unit sales reflects lower second quarter 2013 system sales into U.S. markets, offset by higher international system sales primarily in the Japanese and European markets. During the second quarter of 2013, 90 systems were sold into the U.S., 21 into Europe and 32 into other markets, including 20 systems sold into Japan, compared with 124 systems were sold into the U.S., 13 into Europe and 13 into other markets, including 7 systems sold into Japan during the second quarter of 2012. The decline in U.S. system sales was impacted by several factors, including, among other things, moderating growth in our benign gynecologic procedures and increased economic pressure on hospitals. The da Vinci system average selling price (“ASP”) was $1.50 million for the three months ended June 30, 2013, compared with $1.53 million for the three months ended June 30, 2012.

Product revenue was $997.4 million for the six months ended June 30, 2013 compared with $867.5 million for the six months ended June 30, 2012.

Instruments and accessories revenue increased 22% to $525.6 million for the six months ended June 30, 2013 compared with $431.5 million for the six months ended June 30, 2012. Instrument and accessory revenue growth was driven by approximately 18% higher da Vinci surgical procedure volume and revenue generated from sales of new instrument and accessory products, including Single-Site, Firefly, and the EndoWrist One Vessel Sealer. Overall procedure growth was driven by the growth in U.S. general surgery procedures, including cholecystectomy and colorectal procedures, and gynecologic procedures, including dVH, sacrocolpopexy, endometriosis resection, and myomectomy, and the growth in dVP procedures outside of U.S. markets, partially offset by a decline of approximately 5% in dVP procedures in the U.S.

Systems revenue increased to $471.8 million during the six months ended June 30, 2013 from $436.0 million during the six months ended June 30, 2012 primarily due to higher da Vinci system unit sales. We sold 307 da Vinci Surgical Systems during the six months ended June 30, 2013 compared with 290 in the same period last year. The growth in system unit sales reflects higher first half of 2013 system sales into the Japanese and European markets, partially offset by lower U.S. system sales. During the first half of 2013, 205 systems were sold into the U.S., 37 into Europe and 65 into other markets, including 45 systems sold into Japan. The decline in U.S. system sales was impacted by several factors, including, among other things, increased economic pressure on hospitals, which in turn caused some to defer da Vinci Surgical System purchases, and moderating growth in our benign gynecologic procedures. During the first half of 2012, 229 systems were sold into the U.S., 27 into Europe and 34 into other markets, including 14 systems sold into Japan. The da Vinci system ASP was $1.52 million for the six months ended June 30, 2013, compared with $1.50 million for the six months ended June 30, 2012, driven primarily by product mix as system sales during the six months ended June 30, 2013 contained a higher proportion of dual console configurations. During the six months ended June 30, 2013, 69 of the 307 systems sold were dual console systems, compared to 50 of 290 during the six months ended June 30, 2012.

Service Revenue

Service revenue increased 18% to $98.1 million for the three months ended June 30, 2013 compared with $83.4 million for the three months ended June 30, 2012. Service revenue increased 17% to $192.5 million for the six months ended June 30, 2013 compared with $164.2 million for the six months ended June 30, 2012. We typically enter into service contracts at the time systems are sold. The large majority of these service contracts have been renewed at the end of the initial contract periods. Higher service revenue during the three and six months ended June 30, 2013 was primarily driven by a larger installed base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit

Product gross profit for the three months ended June 30, 2013 increased 3% to $339.5 million, or 70.7% of product revenue, compared with $330.2 million, or 72.9% of product revenue, for the three months ended June 30, 2012. Product gross profit for the six months ended June 30, 2013 increased 12% to $710.2 million, or 71.2% of product revenue, compared with $632.9 million, or 73.0% of product revenue, for the six months ended June 30, 2012. The higher 2013 product gross profit was driven by higher product revenue. The lower 2013 product gross margin largely reflected the impact of the new U.S. medical device excise tax and lower gross margins earned on recently released instrument and accessory products. Product cost of revenue for the three and six months ended June 30, 2013 included $6.2 million and $12.7 million, respectively, related to the U.S. medical device excise tax, which became effective January 1, 2013. Second quarter and first half 2013 product revenue included a higher proportion of recently introduced instrument and accessory products which yield lower gross margin percentages, particularly Single-Site Instruments and the EndoWrist One Vessel Sealer. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based on the volume and complexity of the product. Product gross profit for the three months ended June 30, 2013 and 2012 reflected share-based compensation expense of $4.1 million and $3.1 million, respectively. Product gross profit for the six months ended June 30, 2013 and 2012 reflected share-based compensation expense of $8.0 million and $6.2 million, respectively.

Service gross profit during the three months ended June 30, 2013 was $65.7 million, or 67.0% of service revenue, compared with $56.2 million, or 67.4% of service revenue during the three months ended June 30, 2012. Service gross profit during the six months ended June 30, 2013 was $129.3 million, or 67.2% of service revenue, compared with $109.4 million, or 66.6% of service revenue during the six months ended June 30, 2012. The higher 2013 service gross profit was driven by a larger installed base of da Vinci Surgical Systems. Service gross profit for the three months ended June 30, 2013 and 2012 reflected share-based compensation expense of $3.0 million and $2.7 million, respectively. Service gross profit for the six months ended June 30, 2013 and 2012 reflected share-based compensation expense of $5.9 million and $5.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, regulatory fees and general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2013 increased 20% to $145.5 million, compared with $120.9 million for the three months ended June 30, 2012. Selling, general and administrative expenses for the six months ended June 30, 2013 increased 17% to $287.0 million, compared with $245.1 million for the six months ended June 30, 2012. The increase was primarily due to organizational growth to support our expanding business, particularly in the clinical field sales function, higher legal costs related to pending or threatened litigation, and higher non-cash share-based compensation expense. Share-based compensation expense for the three months ended June 30, 2013 and 2012 was approximately $23.0 million and $20.3 million, respectively. Share-based compensation expense for the six months ended June 30, 2013 and 2012 was approximately $46.0 million and $41.5 million, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred. R&D expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.

R&D expenses for the three months ended June 30, 2013 increased 2% to $41.2 million, compared with $40.2 million for the three months ended June 30, 2012. R&D expenses for the six months ended June 30, 2013 increased 5% to $82.8 million, compared with $78.6 million for the six months ended June 30, 2012. The increase was driven by growth in our R&D headcount and higher non-cash share-based compensation expense. Share-based compensation expense for the three months ended June 30, 2013 and 2012 was approximately $8.6 million and $7.2 million, respectively. Share-based compensation expense for the six months ended June 30, 2013 and 2012 was approximately $17.0 million and $14.5 million, respectively. Amortization expense related to purchased intellectual property during the three months ended June 30, 2013 and 2012 were $2.6 million and $3.3 million, respectively. Amortization expense related to purchased intellectual property during the six months ended June 30, 2013 and 2012 were $5.5 million and $6.6 million, respectively. We expect to continue to make substantial investments in R&D and anticipate that R&D expense will continue to increase in the future.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the three months ended June 30, 2013 and 2012 was $4.3 million and $4.0 million, respectively. Interest and other income (expense), net for the six months ended June 30, 2013 and 2012 was $8.6 million and $7.8 million, respectively. Higher interest and other income, net was driven by higher interest income earned on higher cash, cash equivalents and investment balances.

Income Tax Expense

Income tax expense for the three months ended June 30, 2013 was $63.7 million, or 28.6% of pre-tax income, compared with $74.4 million, or 32.4% of pre-tax income for the three months ended June 30, 2012. Income tax expense for the six months ended June 30, 2013 was $130.3 million, or 27.2% of pre-tax income, compared with $128.0 million, or 30.0% of pre-tax income for the six months ended June 30, 2012. Our effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. The income tax provision for the six months ended June 30, 2013 also reflected a discrete net benefit of $7.5 million related to 2012 federal R&D credit which was retroactively reinstated during the three months ended March 31, 2013. No federal R&D credit benefit was recorded in the income tax provision for the three and six months ended June 30, 2012. The income tax provision for the six months ended June 30, 2012 included a discrete benefit of $8.5 million for previously unrecognized tax benefits, reflecting the Internal Revenue Service guidance issued in the three months ended March 31, 2012. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.

As of June 30, 2013, we had total gross unrecognized tax benefits of approximately $102.2 million compared with approximately $88.0 million as of December 31, 2012, representing an increase of approximately $14.2 million for the six months ended June 30, 2013. Of the total gross unrecognized tax benefits, $97.9 million and $83.8 million as of June 30, 2013 and December 31, 2012, respectively, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $4.3 million and $3.2 million, respectively, as of June 30, 2013 and December 31, 2012, representing an increase of $1.1 million.

We file federal, state and foreign income tax returns in many jurisdictions in the U.S. and internationally. Generally, years before 2009 are closed for most significant jurisdictions, except for California, for which all years since inception remain open due to utilization of net operating losses and R&D credits generated in prior years. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which we reverse.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal source of liquidity is cash provided by operations and proceeds from employee exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $2.9 billion at December 31, 2012 to $3.0 billion at June 30, 2013.

As of June 30, 2013, $565.9 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

Condensed Consolidated Cash Flow Summary (unaudited)

The following table summarizes our cash flow activities as of June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$447.1	$375.8
Investing activities	(291.0)	(525.1)
Financing activities	(276.8)	168.0
Effect of exchange rates on cash and cash equivalents	(0.3)	(0.1)

Net increase (decrease) in cash and cash equivalents	$(121.0)	$18.6

Operating Activities

For the six months ended June 30, 2013, cash flow from operations of $447.1 million exceeded our net income of $348.0 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of share-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $113.3 million during the six months ended June 30, 2013.

2.	Net working capital, other assets and liabilities increased in the six months ended June 30, 2013 by approximately $14.2 million. This offset the non-cash charges noted above.

Working capital is comprised primarily of accounts receivable, inventories, deferred revenue and other operating liabilities. Accounts receivable decreased by $11.7 million during the six months ended June 30, 2013 reflecting timing of our system sales and collections. Inventories increased by $53.2 million during the six months ended June 30, 2013 primarily due to lower than expected systems sales in the second quarter of 2013, and expanded product offerings. Prepaids and other assets decreased by $16.1 million during the six months ended June 30, 2013. Deferred revenue increased by $11.8 million during the six months ended June 30, 2013 due to the increase in the number of installed systems for which service contract exists.

For the six months ended June 30, 2012, cash flow from operations of $375.8 million exceeded our net income of $298.4 million for two primary reasons:

1.	Our net income included substantial non-cash charges in the form of share-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $104.0 million during the six months ended June 30, 2012.

2.	Net working capital, other assets and liabilities increased during the six months ended June 30, 2012 was approximately $26.6 million. This offset the non-cash charges noted above.

Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other operating liabilities. The increase in accounts receivable by $21.9 million during the six months ended June 30, 2012 is due to increased revenue. The increase in inventory by $12.2 million during the six months ended June 30, 2012 is due to our business growth and expanded product offerings. Prepaid and other assets increased by $4.4 million during the six months ended June 30, 2012 primarily due to payment of estimated taxes. Deferred revenue increased by $12.9 million during the six months ended June 30, 2012 due to the increase in the number of installed systems for which service contract exists.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2013 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $249.3 million and purchase of property and equipment, intellectual property and business of $41.7 million. Net cash used in investing activities during the six months ended June 30, 2012 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $468.7 million and purchase of property and equipment, intellectual property and business of $56.4 million, including the increase in acquisition-related restricted cash. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital intensive business.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2013 was primarily due to the repurchase of approximately 845,000 shares of our common stock through open market transactions of $415.4 million, offset by proceeds from stock option exercises and employee stock purchases of $112.1 million and excess tax benefits from share-based compensation of $26.5 million. Net cash provided by financing activities during the six months ended June 30, 2012 was primarily due to proceeds from stock option exercises and employee stock purchases of $138.5 million and excess tax benefits from share-based compensation of $44.7 million, offset by $15.2 million used in the repurchase of approximately 29,000 shares of our common stock through open market transactions.

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

There have been no material changes in our market risk during the six months ended June 30, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, employment disputes, contract disputes, intellectual property disputes and other matters relating to various claims that arise from time to time in the normal course of our business. Certain of these lawsuits are described in further detail below. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. Based on currently available information, we believe that we have meritorious defenses and intend to vigorously defend these actions. It is not possible to predict the outcome of pending or threatened litigation. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on our business, financial condition, results of operations or cash flows. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Purported Shareholder Class Action Lawsuit filed August 6, 2010

On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of our current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995. An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, we filed a motion to dismiss the amended complaint. On August 10, 2011, that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint. On September 12, 2011, plaintiffs filed their amended complaint. The allegations contained therein are substantially similar to the allegations in the prior complaint. We filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 our motion was granted. The complaint was dismissed with prejudice, and a final judgment was entered in our favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430. Plaintiffs filed their opening brief on September 28, 2012. We filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012. No oral argument date has been set, and the appeal remains pending.

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

Purported Shareholder Class Action Lawsuits filed April 26, 2013 and May 24, 2013

On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical et al., No. 5-13-cv-1920, was filed against nine of our current and former officers and directors in the United States District Court for the Northern District of California. A word-for-word identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 3:13-cv-2365, was filed in the same court against the same defendants on May 24, 2013. The lawsuits seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between October 19, 2011 and April 18, 2013. The complaints allege that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. By agreement, the two cases will be assigned to the same judge and will proceed together. Motions seeking appointment as lead plaintiff in the Abrams case were filed by two parties on June 25, 2013. One of those motions was subsequently withdrawn. A hearing on the remaining motion is scheduled to be heard November 22, 2013. By agreement with the Plaintiff in the Abrams action, no response to the complaint is required until 30 days after a lead plaintiff is selected by the Court and that lead plaintiff files a consolidated complaint (or informs us that it has chosen to proceed with the complaint already on file). The Adel complaint has not been served and no response is currently required.

Product Liability Litigation

We are currently named as a defendant in approximately 33 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The cases raise a variety of allegations including, to varying degrees, that their injuries resulted from purported defects in the da Vinci Surgical System and/or failure on our part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that we failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. Except for the case described below, these cases generally are in the early stages of pretrial activity.

In February 2011, we were sued in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in the plaintiff’s decedent’s surgery (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against us, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by our purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that we were not negligent. Plaintiff has filed a notice of appeal.

Plaintiffs’ attorneys are engaged in growing and well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury. We have seen a substantial increase in these claims; however, we have only received detailed information regarding a small number of them. In an effort to provide an orderly process for evaluating claims before they result in costly litigation, we have entered into tolling agreements with certain plaintiffs’ counsel acting on behalf of such claimants. The tolling agreements provide that the statute of limitations for each individual will be tolled for a period of three to six months in exchange for the individual’s agreement that, if he or she ultimately files a lawsuit, it will be filed in certain agreed upon venues. The tolling agreements provide the parties and their legal counsel with additional time to evaluate the claims, to explore whether the claims have merit and whether they can be resolved without litigation. We do not currently know how many of such individuals will ultimately file lawsuits, nor are we able at this time to estimate the financial implications of their claims or predict the final disposition of such claims. We intend to vigorously defend lawsuits that are ultimately filed.

ITEM 1A.	RISK FACTORS

There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended June 30, 2013:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
April 1, 2013 to April 30, 2013	367,781	$489.16	367,781	$1,004.2 million
May 1, 2013 to May 31, 2013	4,319	$485.55	4,319	$1,002.1 million
June 1, 2013 to June 30, 2013	174,269	$502.84	174,269	$914.5 million

Total during quarter ended June 30, 2013	546,369	$493.49	546,369	$914.5 million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 on Form 10-K filed with the Securities and Exchange Commission on February 6, 2009).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc. (incorporated by reference to Exhibit A to Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2012).

3.4	Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.1	Intuitive Surgical, Inc. 2010 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2013).

10.2	Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan, as amended and restated (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2013).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Date: July 22, 2013