Form 10-Q
period 2013-09-30
INTUITIVE SURGICAL INC
filed 2013-10-18
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 38,064,183 shares of Common Stock, $0.001 par value per share, outstanding as of October 8, 2013.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
Item  1. Financial Statements
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUES)
(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$586.8	$553.7
Short-term investments	626.1	770.7
Accounts receivable, net	280.6	370.3
Inventories	200.1	121.5
Prepaids and other current assets	30.0	67.3
Deferred tax assets	9.9	9.3
Total current assets	1,733.5	1,892.8
Property, plant and equipment, net	294.2	241.8
Long-term investments	1,319.4	1,596.1
Long-term deferred tax assets	121.6	87.0
Intangible and other assets, net	91.3	103.4
Goodwill	137.4	138.1
Total assets	$3,697.4	$4,059.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$62.0	$57.6
Accrued compensation and employee benefits	54.9	104.0
Deferred revenue	192.6	185.7
Other accrued liabilities	57.8	54.3
Total current liabilities	367.3	401.6
Other long-term liabilities	65.8	77.5
Total liabilities	433.1	479.1
Contingencies (Note 5)
Stockholders’ equity
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 38.1 shares and 40.2 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	2,450.7	2,240.1
Retained earnings	813.2	1,333.4
Accumulated other comprehensive income	0.4	6.6
Total stockholders’ equity	3,264.3	3,580.1
Total liabilities and stockholders’ equity	$3,697.4	$4,059.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product	$397.6	$450.0	$1,395.0	$1,317.5
Service	101.4	87.8	293.9	252.0
Total revenue	499.0	537.8	1,688.9	1,569.5
Cost of revenue:
Product	112.0	119.3	399.2	353.9
Service	30.3	28.4	93.5	83.2
Total cost of revenue	142.3	147.7	492.7	437.1
Gross profit	356.7	390.1	1,196.2	1,132.4
Operating expenses:
Selling, general and administrative	139.3	129.0	426.3	374.1
Research and development	43.2	49.7	126.0	128.3
Total operating expenses	182.5	178.7	552.3	502.4
Income from operations	174.2	211.4	643.9	630.0
Interest and other income, net	3.9	4.3	12.5	12.1
Income before taxes	178.1	215.7	656.4	642.1
Income tax expense	21.3	32.4	151.6	160.4
Net income	$156.8	$183.3	$504.8	$481.7
Net income per share:
Basic	$4.06	$4.59	$12.75	$12.10
Diluted	$3.99	$4.46	$12.46	$11.72
Shares used in computing net income per share:
Basic	38.6	39.9	39.6	39.8
Diluted	39.3	41.1	40.5	41.1
Total comprehensive income	$159.3	$185.5	$498.5	$486.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$504.8	$481.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32.6	25.2
Amortization of intangible assets	16.6	17.2
Accretion of discounts and amortization of premiums on investments, net	28.6	23.8
Deferred income taxes	(33.8)	(19.3)
Income tax benefits from employee stock option plans	29.7	54.8
Excess tax benefit from stock-based compensation	(31.1)	(54.7)
Share-based compensation expense	127.3	115.0
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	89.7	(34.8)
Inventories	(87.9)	(21.0)
Prepaids and other assets	9.7	(5.5)
Accounts payable	4.4	6.9
Accrued compensation and employee benefits	(49.1)	(8.1)
Other liabilities	9.4	6.2
Net cash provided by operating activities	650.9	587.4
Investing activities:
Purchase of investments	(1,130.0)	(1,448.8)
Proceeds from sales of investments	878.1	262.8
Proceeds from maturities of investments	649.8	569.1
Purchase of property, plant and equipment, intellectual property and business	(75.7)	(43.5)
Acquisition of business, net of cash acquired	—	(27.6)
Acquisition-related restricted cash	—	(15.0)
Net cash provided by (used in) investing activities	322.2	(703.0)
Financing activities:
Proceeds from issuance of common stock, net	137.9	176.5
Excess tax benefit from stock-based compensation	31.1	54.7
Repurchase and retirement of common stock	(1,109.2)	(185.1)
Net cash provided by (used in) financing activities	(940.2)	46.1
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)
Net increase (decrease) in cash and cash equivalents	33.1	(69.6)
Cash and cash equivalents, beginning of period	553.7	465.8
Cash and cash equivalents, end of period	$586.8	$396.2
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2012 and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed on February 4, 2013. The results of operations for the first nine months of fiscal 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
New Accounting Standards Recently Adopted
Effective January 1, 2013, the Company adopted the accounting guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company elected to present the information in the notes to the Company’s financial statements.
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

NOTE 3. FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s cash and available-for-sale securities by investment category that are recorded as cash and cash equivalents, or short-term or long-term investments as of September 30, 2013 and December 31, 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2013
Cash	$183.1	$—	$—	$183.1	$183.1	$—	$—
Level 1:
Money market funds	368.5	—	—	368.5	368.5	—	—
U.S. Treasuries	84.0	—	(0.4)	83.6	—	33.7	49.9
Subtotal	452.5	—	(0.4)	452.1	368.5	33.7	49.9
Level 2:
Commercial paper	121.9	—	—	121.9	33.2	88.7	—
Corporate securities	758.7	2.8	(1.7)	759.8	—	235.8	524.0
U.S. government agencies	425.0	1.0	(0.8)	425.2	2.0	103.3	319.9
Non-U.S. government securities	68.0	0.3	(0.2)	68.1	—	41.4	26.7
Municipal securities	513.8	1.2	(0.3)	514.7	—	123.2	391.5
Subtotal	1,887.4	5.3	(3.0)	1,889.7	35.2	592.4	1,262.1
Level 3:
Municipal securities	8.0	—	(0.6)	7.4	—	—	7.4
Subtotal	8.0	—	(0.6)	7.4	—	—	7.4
Total assets measured at fair value	$2,531.0	$5.3	$(4.0)	$2,532.3	$586.8	$626.1	$1,319.4

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2012
Cash	$89.7	$—	$—	$89.7	$89.7	$—	$—
Level 1:
Money market funds	388.1	—	—	388.1	388.1	—	—
U.S. Treasuries & corporate equity securities	179.2	0.2	—	179.4	—	155.4	24.0
Subtotal	567.3	0.2	—	567.5	388.1	155.4	24.0
Level 2:
Commercial paper	157.4	—	—	157.4	75.9	81.5	—
Corporate securities	952.1	5.8	(0.4)	957.5	—	274.6	682.9
U.S. government agencies	636.9	2.6	—	639.5	—	133.6	505.9
Non-U.S. government securities	90.8	0.5	—	91.3	—	21.8	69.5
Municipal securities	409.3	1.1	(0.2)	410.2	—	103.8	306.4
Subtotal	2,246.5	10.0	(0.6)	2,255.9	75.9	615.3	1,564.7
Level 3:
Municipal securities	8.0	—	(0.6)	7.4	—	—	7.4
Subtotal	8.0	—	(0.6)	7.4	—	—	7.4
Total assets measured at fair value	$2,911.5	$10.2	$(1.2)	$2,920.5	$553.7	$770.7	$1,596.1

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale securities, excluding corporate equity securities, at September 30, 2013 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,028.6	$1,029.8
Mature in one to five years	1,311.3	1,312.0
Mature in after five years	8.0	7.4
Total	$2,347.9	$2,349.2
During the three and nine months ended September 30, 2013, net realized gains recognized on the sale of investments were approximately $0.6 million and $0.7 million, respectively. Net realized losses recognized on the sale of investments during the three and nine months ended September 30, 2012 were approximately $0.2 million and $1.7 million, respectively. As of September 30, 2013 and December 31, 2012, net unrealized gains of $1.7 million and $6.2 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.
There have been no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2013, and there were no changes in the Company’s valuation technique. Level 3 assets consist of municipal bonds with auction rate securities (“ARS”) whose underlying assets are student loans which are generally backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable fair value. The Company has valued its ARS using a discounted cash flow model utilizing unobservable inputs including estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.
Foreign currency derivatives
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on net cash flow from foreign currency denominated sales and intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar. The Company has $3.0 million of derivative liabilities recorded as other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets at September 30, 2013, compared to $2.7 million of derivative liabilities recorded as other accrued liabilities in the Condensed Consolidated Balance Sheets at December 31, 2012. The derivative liabilities are measured using Level 2 fair value inputs.
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the European Euro (“EUR”) and the Korean Won (“KRW”).
As of September 30, 2013, the Company had notional amounts of EUR 36.9 million and KRW 1.8 billion of outstanding currency forward contracts entered into to hedge EUR and KRW denominated sales, compared to EUR 20.0 million and KRW 4.4 billion of outstanding currency forward contracts at December 31, 2012. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the three and nine months ended September 30, 2013 and 2012 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the three and nine months ended September 30, 2013 and 2012.
Other Derivatives Not Designated as Hedging Instruments:
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the EUR, the British Pound (“GBP”), the Swiss Franc (“CHF”), Japanese Yen (“JPY”) and the KRW. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in interest and other income, net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in interest and other income, net. The duration of the forward contracts for hedging the Company’s balance sheet exposure is approximately one month.

Derivative instruments used to hedge against balance sheet foreign currency exposures at the end of each period were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recognized gains (losses) in interest and other income, net	$(2.6)	$—	$(1.8)	$0.6
Foreign exchange gains (losses) related to re-measurement	$2.4	$0.2	$1.0	$(0.4)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in local currency) for derivatives (recorded at fair value) outstanding at the end of each period were as follows (in millions):

	September 30, 2013	December 31, 2012
European Euro	31.6	37.6
Korean Won	12,204.2	4,600.0
British Pound	7.0	5.4
Swiss Franc	—	1.0
Japanese Yen	70.0	—

NOTE 4. BALANCE SHEET DETAILS
Inventories
The following table summarizes the Company’s inventories as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
Inventories:
Raw materials	$59.1	$41.2
Work-in-process	6.8	4.4
Finished goods	134.2	75.9
Total inventories	$200.1	$121.5

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

On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical et al., No. 5-13-cv-1920, was filed against nine of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. A substantially identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 5:13-cv-02365, was filed in the same court against the same defendants on May 24, 2013. The Adel case was voluntarily dismissed without prejudice on August 20, 2013. The Abrams lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between October 19, 2011 and April 18, 2013. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. Motions seeking appointment as lead plaintiff in the Abrams case were filed by two parties on June 25, 2013. One of those motions was subsequently withdrawn. The remaining motion is scheduled to be heard on November 22, 2013. By agreement with the plaintiff in the Abrams action, no response to the complaint is required until after a lead plaintiff is appointed by the Court and that duly appointed lead plaintiff files a consolidated complaint or informs us that it has chosen to proceed with the complaint already on file. Also by agreement with plaintiff, the lead plaintiff filed a consolidated complaint on October 15, 2013, and the Company must respond by December 16, 2013.
The Company is currently named as a defendant in about 50 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. In addition, the Company has been named as a defendant in a purported class action filed in Louisiana state court seeking damages on behalf of all patients who were allegedly injured by the da Vinci Surgical System at a single hospital in Louisiana. The cases raise a variety of allegations including, to varying degrees, that the plaintiffs' injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the Company’s part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. Except for a few cases, including the Taylor case described below, these cases generally are in the early stages of pretrial activity.
Plaintiffs’ attorneys are engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury. The plaintiffs’ attorneys are now alleging that Intuitive Surgical is liable for those injuries under products liability theories. The Company has seen a substantial increase in these claims; however, the Company has not received detailed information regarding many of these claims. In an effort to provide an orderly process for evaluating claims before they result in costly litigation, the Company has entered into tolling agreements with certain plaintiffs’ counsel acting on behalf of such claimants. The tolling agreements provide that the statute of limitations for each individual will be tolled for a period of three to six months in exchange for the individual’s agreement that, if he or she ultimately files a lawsuit, it will be filed in certain agreed upon venues. The tolling agreements provide the parties and their legal counsel with additional time to evaluate the claims, and to explore whether the claims have merit and whether they can be resolved without litigation. The Company does not currently know how many individuals will ultimately file lawsuits or decide not to pursue their claims, nor is the Company able at this time to estimate the financial impact of their claims or predict the final disposition of such claims. Based on currently available information, the Company believes that it has meritorious defenses in the above matters and intends to assert them vigorously.
In February 2011, the Company was named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in the plaintiff’s decedent’s surgery (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company’s purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Judgment was entered in favor of Intuitive Surgical on June 7, 2013. Plaintiff has filed a notice of appeal.
Due to the uncertainty surrounding the litigation process, the Company is unable, at this time, to reasonably predict the ultimate outcome of the above matters or estimate the possible loss or range of losses which may be incurred. Based on currently available information, the Company believes that it has meritorious defenses in the above matters and intends to assert them vigorously.

The Company is also a party to various other legal actions that have arisen in the ordinary course of its business. The Company does not believe that any of these other legal actions will have a material adverse impact on its business, financial position or results of operations.

NOTE 6. STOCKHOLDERS’ EQUITY
Share Repurchase Program
The following table provides the share repurchase activities during the three and nine months ended September 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares repurchased	1.8	0.3	2.6	0.4
Average price per share	$398.87	$495.09	$429.09	$497.28
Value of shares repurchased	$693.8	$169.8	$1,109.2	$185.1
On July 25, 2013 and March 20, 2013, the Company’s Board of Directors (the “Board”) authorized additional stock repurchases of $779 million and $1.0 billion, respectively. As of September 30, 2013, the remaining amount of share repurchases authorized by the Board was approximately $1.0 billion.
On July 29, 2013, in connection with the stock repurchase authorization, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $500 million of the Company’s common stock. Under the ASR Program, the Company paid an initial purchase price of $500 million to Goldman and received an initial delivery of approximately 1.2 million shares of its common stock. On September 11, 2013, Goldman exercised its early termination option under the ASR Program and the pricing period was closed. The settlement price was $385.16 per share. Based on this settlement price, the final number of shares repurchased by the Company and delivered by Goldman under the ASR Program was 1.3 million shares. The Company received the additional 0.1 million shares from Goldman on September 16, 2013 to settle the difference between the initial share delivery and the total number of shares repurchased.
In addition to the ASR Program, the Company repurchased an additional 0.5 million shares of the Company’s common stock during the three months ended September 30, 2013. All of these shares were repurchased in the open market.
All common stock repurchased has been retired as of September 30, 2013. As a result of the stock repurchases made during the three months ended September 30, 2013, the Company reduced common stock and APIC by an aggregate of $57.4 million and charged $636.4 million to retained earnings.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended September 30, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$0.6	$(2.8)	$0.1	$(2.1)
Other comprehensive income before reclassifications	(3.0)	3.9	0.5	1.4
Reclassified from accumulated other comprehensive income	0.5	0.6	—	1.1
Net current-period other comprehensive income	(2.5)	4.5	0.5	2.5
Ending balance	$(1.9)	$1.7	$0.6	$0.4

	Three Months Ended September 30, 2012
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$0.3	$3.3	$—	$3.6
Other comprehensive income before reclassifications	(1.7)	3.5	0.1	1.9
Reclassified from accumulated other comprehensive income	0.2	0.1	—	0.3
Net current-period other comprehensive income	(1.5)	3.6	0.1	2.2
Ending balance	$(1.2)	$6.9	$0.1	$5.8

	Nine Months Ended September 30, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$6.2	$0.4	$6.6
Other comprehensive income before reclassifications	(1.4)	(5.4)	0.2	(6.6)
Reclassified from accumulated other comprehensive income	(0.5)	0.9	—	0.4
Net current-period other comprehensive income	(1.9)	(4.5)	0.2	(6.2)
Ending balance	$(1.9)	$1.7	$0.6	$0.4

	Nine Months Ended September 30, 2012
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$1.1	$(0.2)	$0.9
Other comprehensive income before reclassifications	(1.0)	5.5	0.3	4.8
Reclassified from accumulated other comprehensive income	(0.2)	0.3	—	0.1
Net current-period other comprehensive income	(1.2)	5.8	0.3	4.9
Ending balance	$(1.2)	$6.9	$0.1	$5.8

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
A summary of stock option activity under all stock plans for the nine months ended September 30, 2013 is presented as follows (in millions, except per share amounts):

		Stock Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2012	1.7	4.8	$340.83
Options authorized	1.6	—	—
Options granted	(1.5)	1.5	473.68
Options exercised	—	(0.4)	253.53
Options forfeited/expired	0.1	(0.2)	456.31
Balance at September 30, 2013	1.9	5.7	$379.15
As of September 30, 2013, options to purchase an aggregate of 3.1 million shares of common stock were exercisable at a weighted-average price of $312.11 per share.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 37.7 thousand shares for $12.4 million and 47.6 thousand shares for $13.9 million during the three months ended September 30, 2013 and 2012, respectively. Employees purchased approximately 92.2 thousand shares for $28.8 million and 96.8 thousand shares for $27.8 million during the nine months ended September 30, 2013 and 2012, respectively.
Share-based Compensation
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales - products	$5.2	$4.3	$13.2	$10.6
Cost of sales - services	3.6	4.1	9.5	9.6
Total cost of sales	8.8	8.4	22.7	20.2
Selling, general and administrative	30.6	28.2	76.6	69.7
Research and development	11.0	10.7	28.0	25.1
Share-based compensation expense before income taxes	50.4	47.3	127.3	115.0
Income tax benefit	16.5	14.9	41.1	36.0
Share-based compensation expense after income taxes	$33.9	$32.4	$86.2	$79.0

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, assuming no expected dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Options
Average risk free interest rate	1.5%	0.8%	1.2%	0.8%
Average expected term (in years)	4.5	4.1	4.5	4.3
Average expected volatility	31%	35%	30%	33%
Weighted average fair value at grant date	$110.81	$148.05	$126.87	$145.60
ESPP
Average risk free interest rate	0.2%	0.2%	0.2%	0.2%
Average expected term (in years)	1.3	1.3	1.3	1.3
Average expected volatility	35%	32%	34%	32%
Weighted average fair value at grant date	$115.84	$143.36	$153.33	$138.61

NOTE 8. INCOME TAXES
Income tax expense for the three month period ended September 30, 2013 was $21.3 million, or 12.0% of pre-tax income, compared with $32.4 million, or 15.0% of pre-tax income for the three month period ended September 30, 2012. Income tax expense for the nine month period ended September 30, 2013 was $151.6 million, or 23.1% of pre-tax income, compared with $160.4 million, or 25.0% of pre-tax income for the nine month period ended September 30, 2012. The Company's effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of the reversal of unrecognized tax benefits, and associated interest, in connection with the expiration of certain statutes of limitations, and income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The income tax provision for the three month periods ended September 30, 2013 and 2012 included discrete benefits of $26.2 million and $35.1 million, respectively, primarily related to the reversal of unrecognized tax benefits, and associated interest, in connection with the expiration of certain statutes of limitations in multiple jurisdictions. The income tax provision for the nine month period ended September 30, 2013 reflected a net tax benefit of $7.5 million related to 2012 federal research and development (“R&D”) credit which was retroactively reinstated during the three month period ended March 31, 2013. No federal R&D credit benefit was recorded in the income tax provision for the nine month period ended September 30, 2012. The income tax provision for the nine month period ended September 30, 2012 included a discrete recognition of certain previously unrecognized tax benefits as a result of new IRS guidance issued in the first quarter of 2012.
As of September 30, 2013, the Company had total gross unrecognized tax benefits of approximately $77.6 million compared with approximately $88.0 million as of December 31, 2012, representing a net decrease of approximately $10.4 million for the nine months ended September 30, 2013. The net decrease is primarily related to the above mentioned reversal of previously unrecognized tax benefits as a result of the expiration of certain statutes of limitations in multiple jurisdictions, partially offset by increases during the first nine months of 2013 related to other uncertain tax positions. Of the total gross unrecognized tax benefits, $76.0 million as of September 30, 2013, if recognized, would reduce the effective tax rate in the period of recognition. Gross interest related to unrecognized tax benefit accrued was approximately $1.9 million and $3.2 million as of September 30, 2013 and December 31, 2012, respectively, representing a decrease of $1.3 million as a result of the expiration of statutes of limitations, partially offset by increases related to other unrecognized tax positions.
The Company files federal, state and foreign income tax returns in many jurisdictions in the U.S. and internationally. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which all years since inception remain open due to utilization in open years of net operating losses and R&D credit carryovers or longer statutes of limitations. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.
The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The outcome of these audits cannot be predicted with certainty. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

NOTE 9. NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$156.8	$183.3	$504.8	$481.7
Denominator:
Weighted-average shares outstanding used in basic calculation	38.6	39.9	39.6	39.8
Add: Dilutive effect of potential common shares	0.7	1.2	0.9	1.3
Weighted-average shares used in computing diluted net income per share	39.3	41.1	40.5	41.1
Net income per share:
Basic	$4.06	$4.59	$12.75	$12.10
Diluted	$3.99	$4.46	$12.46	$11.72
Employee stock options to purchase approximately 2.6 million and 1.1 million weighted-average shares for the three months ended September 30, 2013 and 2012, respectively, and approximately 2.1 million and 0.8 million weighted-average shares for the nine months ended September 30, 2013 and 2012, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical”, “Intuitive”, the “Company”, “we”, “us”, “our” and similar terms refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.
This report contains forward-looking statements. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; the potential impact of the recent shutdown of the U.S. federal government and the ongoing debates related to the U.S. budget and debt ceiling; health care reform legislation in the United States and its impact on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; decreases in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding the Company and the safety of our products and adequacy of training; our ability to expand into foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and detailed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other periodic filings with the Securities and Exchange Commission, particularly in Part I, “Item 1A: Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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

The da Vinci Surgical System enables surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional MIS. Surgeons using the da Vinci system operate while seated comfortably at a console viewing a Three Dimensional (“3-D”), High Definition (“HD”) image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the more intuitive open surgery technique. Our multi-port technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy to use.
Our products fall into four broad categories – da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler 45) and training technologies. We have commercialized three generations of da Vinci Surgical Systems; the first is our da Vinci standard Surgical System, first commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, and the third and most current is our da Vinci Si Surgical System, commercialized in 2009. Systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart and computational hardware and software.
In the first quarter of 2011, we launched our Firefly product for use with the da Vinci Si Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Adoption of Firefly is progressing with use across the categories of urology, gynecology and general surgery. In September 2013, we received FDA 510(k) clearance to market our Firefly fluorescence imaging product for real-time imaging of bile ducts (cystic duct, common bile duct and common hepatic duct).
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

Procedures - Historical Summary
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
Gynecology is our largest U.S. surgical specialty. Overall U.S. gynecology procedure volume grew from approximately 123,000 cases in 2010 to approximately 170,000 in 2011 and to approximately 222,000 in 2012. The growth was driven by adoption of dVH, our highest volume procedure, and other gynecologic procedures, including sacrocolpopexy, endometriosis resection, and myomectomy. U.S. dVH procedure volume grew from approximately 140,000 cases in 2011 to approximately 176,000 cases in 2012, of which approximately 38,000 were for the treatment of cancer and approximately 138,000 were related to benign conditions. We estimate the total annual U.S. addressable robotic hysterectomy market to consist of approximately 300,000 to 350,000 procedures previously performed in open surgery, of which approximately 50,000 are for cancer.
Urology is our second largest surgical specialty. U.S. urology procedure volume was approximately 88,000 in 2012, compared to approximately 93,000 in 2011 and 85,000 in 2010. We consider dVP to be the standard of care for the surgical treatment of prostate cancer in the U.S. About 62,000 dVPs were performed in 2012, compared to 73,000 in 2011 and 68,000 in 2010. The approximately 15% reduction in 2012 dVP procedures in the U.S. were caused by the U.S. Preventive Services Task Force recommendation against prostate-specific antigen (“PSA”) screening, as well as changes in treatment pattern for low risk prostate cancer away from definitive treatment. Other (non-dVP) urology procedures, including partial and full nephrectomy, increased approximately 27% in 2012 to 26,000 cases.

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
Recurring revenue has grown at a rate equal to or faster than the rate of growth of system revenue. Recurring revenue increased from $979.5 million, or 56% of total revenue in 2011, to $1,245.9 million, or 57% of total revenue, in 2012. Recurring revenue increased from $901.5 million, or 57% of total revenue, for the nine months ended September 30, 2012 to $1,058.6 million, or 63% of total revenue, for the nine months ended September 30, 2013. The increase in recurring revenue relative to system revenue reflects continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems and slower systems sales in the second and third quarters of 2013. We expect recurring revenue to become a larger percentage of total revenue in the future. The installed base of da Vinci Surgical Systems has grown to 2,871 at September 30, 2013, compared with 2,585 at December 31, 2012 and 2,462 at September 30, 2012.
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

In September 2013, we received FDA clearance to expand the indication for use for Firefly to include visual assessment of at least one of the major extra-hepatic bile ducts (cystic duct, common bile duct and common heptatic duct), using near infrared imaging. Fluorescence imaging of biliary ducts with the da Vinci Fluorescence Imaging Vision System is intended for use with standard of care white light and, when indicated, intraoperative cholangiography. The device is not intended for standalone use for biliary duct visualization. We believe that the use of Firefly during cholecystectomy procedures will enhance the ability of surgeons to identify key anatomical structures during the surgery.
In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci S Surgical System in Japan. Until April 2012, we had partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (“JJKK”) to assist in navigating the Japanese regulatory process. In April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., Ltd as our separate independent distribution partner for marketing, selling, and servicing our products in Japan. Effective April 2012, we obtained national reimbursement for the dVP procedures in Japan, our only reimbursed procedure to date. In Japan additional procedures are considered for reimbursed status in April of even numbered years as the MHLW considers recommendations and data brought forth from Japanese surgical societies. We do not expect any additional procedures to be granted reimbursement status in the April 2014 cycle. We are supporting the Japanese surgical societies to gather the necessary data for MHLW consideration in the April 2016 cycle. In October 2012, we obtained MHLW approval for da Vinci Si Surgical Systems in Japan. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
FDA Inspection
A FDA inspection of the Company’s facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four observations relating to the reporting of field corrections, information which is to be included on reports of field corrections, written procedures for changes to certain product labeling, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and provided additional evidence of corrective actions to the FDA in response to the Form FDA 483. The FDA issued a Warning Letter, dated July 16, 2013, related to two of the four Form FDA 483 observations asking for additional corrective actions and indicated their intent to perform a follow-up inspection. We have responded to the Warning Letter with plans for corrective action, and continue to provide supplemental responses with objective evidence of corrections as they are completed. In addition, the FDA collected electronic samples of all our advertising and promotional material for review, and to date have taken no action in connection therewith. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are acceptable or that they have been adequately implemented. We also cannot assure that the FDA will not find other observations. The FDA previously inspected our Sunnyvale, CA headquarters in January 2012 and did not issue a Form FDA 483 as a result of this inspection.
The receipt of a Warning Letter places certain limits on the ability to obtain FDA issued Certificates to Foreign Government (“CFG”s) used for new and re-registration of products in certain foreign countries.
Medical Device Reporting
In September of 2012 we contacted the Office of Surveillance and Biometrics (OSB) in the FDA Center for Devices and Radiological Health (CDRH) regarding proposed changes to our reporting practices for non-injury malfunction Medical Device Reports (MDRs). In addition we discussed summary reporting for well characterized events. As a result of the proposed changes, we have increased our reports of device malfunction MDRs, the vast majority of which are related to instruments and not to systems. None of these device malfunction MDRs involve reportable injuries or deaths. These MDRs are posted on the FDA Manufacturer and User Facility Device Experience (MAUDE) database.
In addition, claims brought to our attention by plaintiffs’ attorneys, which contain allegations of patient injury, are required to be investigated and in most cases are reported to the FDA as MDRs. This has led to increases in MDRs.

We will continue to work with the FDA CDRH OSB to establish agreement on reporting criteria and to complete any retrospective reporting that may be required as a result of new criteria. We cannot predict when this work will be completed as it is highly dependent on FDA questions and the acceptance of our responses and data.
Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field which have factors which could pose a risk to health. The definition of Recalls and Corrections is expansive and includes repair, replacement, inspections, re-labeling and issuance of new, added or reinforcement of instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting and monitoring worldwide. There are other actions which a medical device manufacturer may take in the field without reporting, including routine servicing, the introduction of new products, new indications for use and stock rotations.
As we determine whether a field action is reportable in any regulatory jurisdiction, we prepare and submit notifications to the appropriate regulatory agency for the particular jurisdiction. In general, upon submitting required notifications to regulators regarding a field action which is a recall or correction, we will notify customers regarding the field action, provide any additional documentation required in their national language and arrange, as required, return or replacement of the affected product or a field service visit to perform the correction. In some cases actions taken by the Company believed to be routine or not reportable may be retrospectively classified by regulators as reportable, resulting in the reporting of additional field actions, which in some cases may have already been completed. In addition, regulators can require the expansion, reclassification or change in scope and language of the field action. Field actions can result in adverse effects on the business including damage to reputation, delays by customers of purchase decisions, reduction or stoppage of use of installed systems, and reduced revenue as well as increased expenses to complete field actions.

Year-to-Date 2013 Business Events and Trends
Procedures
Overall. During the nine months ended September 30, 2013, total da Vinci procedures grew approximately 18% compared with the first nine months of 2012, driven by growth in general surgery and gynecology procedures in the U.S. and international urology procedures, partially offset by an approximately 6% reduction in dVP procedures in the U.S.
dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, have led to a decline in our dVP business. U.S. dVP procedure volumes appear to have stabilized and third quarter 2013 U.S. dVP procedures were approximately equal to the third quarter of 2012. These treatment patterns have also impacted our European dVP procedure volumes. dVP is at earlier market penetration stages in the European markets, therefore, we are unable to precisely estimate the extent to which these recommendations and treatment pattern changes may have been adopted by governments or clinicians within non-U.S. jurisdictions.
Benign Gynecology Procedure Adoption Trends. During the nine months ended September 30, 2013, we experienced lower growth rates in the category of U.S. benign gynecologic procedures than in prior years. Year-to-date 2013 benign gynecologic procedures grew at lower rates than the previous year. The slower 2013 growth rate in the category of U.S. benign gynecologic procedures reflected a number of factors including, but not limited to, apparent pressure on benign gynecology hospital admissions, negative media reports, and a trend by payers toward encouraging conservative disease management and treatment in outpatient settings. We still have a significant remaining market opportunity in benign gynecologic procedures since a large number are still done via open technique. However, as we penetrate more deeply into benign gynecologic procedures, our pace of capturing or consolidating the remaining market is progressing at a slower rate than previously.
Monopolar Curved Scissors Field Action. During early May 2013, we issued a field notice informing customers of the potential for micro-crack formations in certain of our EndoWrist Monopolar Curved Scissors (“MCS”). We decided to stop shipment of these versions until a replacement product was made available. However, as the risk of injury to patients from the recalled product was extremely low, customers were notified that they could continue to use the recalled product; which most did. To date, we have no confirmed evidence of patient injury attributable to this issue. The replacement MCS product began shipping on May 31, 2013. We do not believe that this field action materially impacted our 2013 procedure volume and customer returns of the recalled product have not been material.
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

Environment and Demand for Our Products
During the nine months ended September 30, 2013, there have been a number of factors that have resulted in slowing growth rates in U.S. benign gynecologic procedures as noted previously. We expect growth in benign procedures to continue at a level below 2012 and could decline further depending on changes in hospital admissions, payer behavior, the impact of the Affordable Care Act and other factors. Demand for da Vinci systems fluctuates quarter to quarter based upon procedure growth, system utilization patterns and changing economic and geopolitical factors.
In addition, there is continued uncertainty regarding the potential impact of the recent shutdown of the U.S. federal government in October 2013 and the ongoing debates related to the U.S. budget and debt ceiling, which may result in changes to monetary and fiscal policies and health care reform legislation in the United States, any of which may impact hospital spending, reimbursement and fees which will be levied on certain medical device revenues and adversely affect our business and results of operations.
The European credit and sovereign debt issues have slowed capital sales and curtailed procedure growth during 2012 and through the first three quarters of 2013. European uncertainties could adversely impact demand for our products globally.

Recent Media and Lawsuits
Prior to and during the nine months ended September 30, 2013, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, the adequacy of surgeon training, and the Company’s sales and marketing practices.  In addition, as further described below in Part II, Item 1, Legal Proceedings, we are currently named as a defendant in about 50 individual product liability lawsuits. Plaintiffs’ attorneys are engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that the training we provide to surgeons helps to ensure that they are able to operate our systems with the requisite skill and expertise. However, the recent negative media publicity likely has and may continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods. We are not able at this time to reasonably estimate the financial impact of this recent negative media publicity.

New Product Introductions
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue (3.5mm open staple height) and Green (4.3mm open staple height) 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the EndoWrist Stapler 45. We expect its initial surgical use to be directed towards colorectal procedures. During the first nine months of 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers. We expect to continue to expand slowly to a broadening set of customers as 2013 progresses. Although our first customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45 and we are not able to predict the extent to which the instrument may be adopted.

Third Quarter 2013 Financial Highlights

•	Total revenue decreased by 7% to $499.0 million during the three months ended September 30, 2013 from $537.8 million during the three months ended September 30, 2012.

•	The total number of da Vinci procedures performed during the three months ended September 30, 2013 increased approximately 16% compared with the three months ended September 30, 2012.

•	Instruments and accessories revenue increased by 10% to $239.1 million during the three months ended September 30, 2013 from $218.0 million during the three months ended September 30, 2012.

•
Recurring revenue increased 11% to $340.5 million during the three months ended September 30, 2013, representing 68% of total revenue, from $305.8 million during the three months ended September 30, 2012, representing 57% of total revenue.

•	We sold 101 da Vinci Surgical Systems during the three months ended September 30, 2013, compared with 155 during the three months ended September 30, 2012.

•	System revenue decreased 32% to $158.5 million during the three months ended September 30, 2013 from $232.0 million during the three months ended September 30, 2012.

•	As of September 30, 2013, we had a da Vinci Surgical System installed base of 2,871 systems, consisting of 2,042 in the U.S., 455 in Europe, and 374 in the rest of the world.

•
Operating income decreased 18% to $174.2 million during the three months ended September 30, 2013 compared with $211.4 million during the three months ended September 30, 2012. Operating income included $50.4 million and $47.3 million during the three months ended September 30, 2013 and 2012, respectively, of share-based compensation expense related to employee stock programs.

•
As of September 30, 2013, we had $2.5 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments decreased by $494.9 million during the three months ended September 30, 2013 primarily driven by cash used in repurchasing $693.8 million of stock, partially offset by cash provided from operations.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Comprehensive Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of total revenue	2012	% of total revenue	2013	% of total revenue	2012	% of total revenue
Revenue:
Product	$397.6	80%	$450.0	84%	$1,395.0	83%	$1,317.5	84%
Service	101.4	20%	87.8	16%	293.9	17%	252.0	16%
Total revenue	499.0	100%	537.8	100%	1,688.9	100%	1,569.5	100%
Cost of revenue:
Product	112.0	22%	119.3	22%	399.2	24%	353.9	23%
Service	30.3	6%	28.4	5%	93.5	6%	83.2	5%
Total cost of revenue	142.3	29%	147.7	27%	492.7	29%	437.1	28%
Product gross profit	285.6	57%	330.7	61%	995.8	59%	963.6	61%
Service gross profit	71.1	14%	59.4	11%	200.4	12%	168.8	11%
Gross profit	356.7	71%	390.1	73%	1,196.2	71%	1,132.4	72%
Operating expenses:
Selling, general and administrative	139.3	28%	129.0	24%	426.3	25%	374.1	24%
Research and development	43.2	9%	49.7	9%	126.0	7%	128.3	8%
Total operating expenses	182.5	37%	178.7	33%	552.3	33%	502.4	32%
Income from operations	174.2	34%	211.4	40%	643.9	38%	630.0	40%
Interest and other income, net	3.9	1%	4.3	1%	12.5	1%	12.1	1%
Income before taxes	178.1	35%	215.7	41%	656.4	39%	642.1	41%
Income tax expense	21.3	4%	32.4	5%	151.6	9%	160.4	10%
Net income	$156.8	31%	$183.3	36%	$504.8	30%	$481.7	31%

Total Revenue
Total revenue was $499.0 million for the three months ended September 30, 2013, compared with $537.8 million for the three months ended September 30, 2012. Lower total revenue for the three months ended September 30, 2013 was driven by 32% lower da Vinci Surgical system sales, partially offset by 11% higher recurring revenue derived from growth in surgical procedure volume and service revenue. For the nine months ended September 30, 2013, total revenue increased to $1,688.9 million compared with $1,569.5 million for the nine months ended September 30, 2012. Higher total revenue for the nine months ended September 30, 2013 revenue was driven by 17% higher recurring revenue derived from growth in surgical procedure volume and service revenue, partially offset by 6% lower da Vinci Surgical system sales. Recurring instrument and accessory revenue growth for these periods was driven by the continued adoption of da Vinci surgery, resulting largely from the growth in U.S. general surgery procedures, including cholecystectomy and colorectal procedures, and gynecologic procedures, including dVH, and sacrocolpopexy, and the growth in dVP procedures outside the U.S., partially offset by a year-to-date decline of approximately 6% in dVP procedures in the U.S. The reduction in dVP procedures in the U.S. reflects pressures from reduced levels of PSA testing and non-surgical disease management.
Revenue within the U.S. accounted for 73% and 74% of total revenue for the three and nine months ended September 30, 2013, respectively, compared to 79% and 80% of total revenue for the three and nine months ended September 30, 2012, respectively. Our domestic revenue has accounted for the large majority of total revenue primarily due to rapid procedure adoption in the U.S. driven by the ability of patients to choose their provider and method of treatment. In 2013, international revenue has grown at a faster rate than U.S. revenue primarily due to a decline in system sales in the U.S. market and higher system sales in the Japanese and European markets.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three and nine months ended September 30, 2013 and 2012 (in millions, except percentages and unit sales):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	2013	2012	2013	2012
Revenue
Instruments and accessories	$239.1	$218.0	$764.7	$649.5
Systems	158.5	232.0	630.3	668.0
Total product revenue	397.6	450.0	1,395.0	1,317.5
Services	101.4	87.8	293.9	252.0
Total revenue	$499.0	$537.8	$1,688.9	$1,569.5
Recurring revenue	$340.5	$305.8	$1,058.6	$901.5
% of total revenue	68%	57%	63%	57%
Domestic	$366.1	$422.6	$1,244.7	$1,248.6
International	132.9	115.2	444.2	320.9
Total revenue	$499.0	$537.8	$1,688.9	$1,569.5
% of Revenue - Domestic	73%	79%	74%	80%
% of Revenue - International	27%	21%	26%	20%
Unit Sales by Region:
Domestic Unit Sales	65	114	270	343
International Unit Sales	36	41	138	102
Total Unit Sales	101	155	408	445
Unit Sales by Model:
da Vinci Si-e - Single console Unit Sales (3 arm)	2	6	9	13
da Vinci Si - Single console Unit Sales (4 arm)	66	113	286	327
da Vinci Si - Dual console Unit Sales	32	20	107	73
Total da Vinci Si Unit Sales	100	139	402	413
da Vinci S Unit Sales	1	16	6	32
Total Unit Sales	101	155	408	445
Unit Sales involving System Trade-ins:
Unit sales involving trade-ins of da Vinci standard Surgical Systems	5	8	18	39
Unit sales involving trade-ins of da Vinci S Surgical Systems	24	26	93	76
Total unit sales involving trade-ins	29	34	111	115
Unit Sales not involving trade-ins	72	121	297	330
Total Unit Sales	101	155	408	445

Product Revenue
Product revenue was $397.6 million for the three months ended September 30, 2013 compared with $450.0 million for the three months ended September 30, 2012.
Instruments and accessories revenue increased 10% to $239.1 million for the three months ended September 30, 2013 compared with $218.0 million for the three months ended September 30, 2012. Instrument and accessory revenue growth was driven by approximately 16% higher da Vinci surgical procedure volume and revenue generated from sales of new instrument and accessory products, including Single-Site, Firefly, and the EndoWrist One Vessel Sealer, partially offset by lower instrument and accessory stocking orders associated with lower system sales and customer buying patterns. Overall procedure growth was driven by U.S. general surgery procedures, including cholecystectomy and colorectal procedures; gynecologic procedures, including dVH and sacrocolpopexy procedures; and dVP procedures outside the U.S. Gynecologic procedures, particularly dVH for benign conditions, in the U.S., growth rates have decreased significantly relative to previous years, reflecting the factors noted above (See Environment and Demand for Our Products).

Systems revenue decreased to $158.5 million during the three months ended September 30, 2013 from $232.0 million during the three months ended September 30, 2012. We sold 101 da Vinci Surgical Systems during the three months ended September 30, 2013 compared with 155 in the same period last year. The decrease in system unit sales reflects lower third quarter 2013 system sales into U.S. and international markets. During the third quarter of 2013, 65 systems were sold into the U.S., 17 into Europe, 13 into Japan, and 6 into other markets, compared with 114 systems sold into the U.S., 13 into Europe, 16 into Japan, and 12 into other markets during the third quarter of 2012. The demand for systems is ultimately driven by da Vinci surgical procedure volume and is highly sensitive to changes in procedure growth rates. The decline in U.S. system sales in the third quarter of 2013 was largely driven by moderating growth in the category of benign gynecologic procedures (as described in the Procedures section) resulting in fewer systems sales required to be sold into the installed base to expand capacity. In addition, hospital capital spending appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act, economic pressures, and negative media reports. The da Vinci system average selling price (“ASP”) was $1.56 million for the three months ended September 30, 2013, compared with $1.49 million for the three months ended September 30, 2012. The higher third quarter 2013 ASP was driven by favorable product and geographic mix.
Product revenue was $1,395.0 million for the nine months ended September 30, 2013 compared with $1,317.5 million for the nine months ended September 30, 2012.
Instruments and accessories revenue increased 18% to $764.7 million for the nine months ended September 30, 2013 compared with $649.5 million for the nine months ended September 30, 2012. Instrument and accessory revenue growth was driven by approximately 18% higher da Vinci surgical procedure volume and revenue generated from sales of new instrument and accessory products, including Single-Site, Firefly, and the EndoWrist One Vessel Sealer, partially offset by lower instrument and accessory stocking orders. Overall procedure growth was driven by the growth in U.S. general surgery procedures, including cholecystectomy and colorectal procedures, and gynecologic procedures, including dVH and sacrocolpopexy, and the growth in dVP procedures outside of U.S. markets, partially offset by a decline of approximately 6% in dVP procedures in the U.S.
Systems revenue decreased to $630.3 million during the nine months ended September 30, 2013 from $668.0 million during the nine months ended September 30, 2012 primarily due to lower da Vinci system unit sales. We sold 408 da Vinci Surgical Systems during the nine months ended September 30, 2013 compared with 445 in the same period last year. The decline in system unit sales reflects lower 2013 year-to-date U.S. system sales, partially offset by higher system sales into the Japanese and European markets. During the first nine months of 2013, 270 systems were sold into the U.S., 54 into Europe, 58 into Japan and 26 into other markets. During the first nine months of 2012, 343 systems were sold into the U.S., 40 into Europe, 30 systems into Japan, and 32 into other markets. The demand for systems is ultimately driven by da Vinci surgical procedure volume and is highly sensitive to changes in procedure growth rates.  The 2013 year-to-date decline in U.S. system sales was largely driven by moderating growth in the category of benign gynecologic procedures (as described in the Procedures section) resulting in fewer systems sales required to be sold into the installed base to expand capacity.  In addition, in the second and third quarters of 2013 hospitals appeared to more slowly close systems purchases in response to strategic uncertainties surrounding the Affordable Care Act, economic pressures, and negative media reports. The da Vinci system ASP was $1.54 million for the nine months ended September 30, 2013, compared with $1.49 million for the nine months ended September 30, 2012, driven primarily by product mix as system sales during the nine months ended September 30, 2013 contained a higher proportion of dual console configurations. During the nine months ended September 30, 2013, 97 of the 408 systems sold were dual console systems, compared to 66 of 445 during the nine months ended September 30, 2012.

Service Revenue
Service revenue increased 15% to $101.4 million for the three months ended September 30, 2013 compared with $87.8 million for the three months ended September 30, 2012. Service revenue increased 17% to $293.9 million for the nine months ended September 30, 2013 compared with $252.0 million for the nine months ended September 30, 2012. We typically enter into service contracts at the time systems are sold. The large majority of these service contracts have been renewed at the end of the initial contract periods. Higher service revenue during the three and nine months ended September 30, 2013 was primarily driven by a larger installed base of da Vinci Surgical Systems producing contract service revenue.

Gross Profit
Product gross profit for the three months ended September 30, 2013 decreased 14% to $285.6 million, or 71.8% of product revenue, compared with $330.7 million, or 73.5% of product revenue, for the three months ended September 30, 2012. The lower third quarter 2013 product gross profit was driven by lower product revenue. The lower 2013 product gross margin largely reflected the impact of the new U.S. medical device excise tax and lower gross margins earned on recently released instrument and accessory products. Product cost of revenue for the three months ended September 30, 2013 included $4.9 million related to the U.S. medical device excise tax, which became effective January 1, 2013. Third quarter 2013 product revenue included a higher proportion of recently introduced instrument and accessory products which yield lower gross margin percentages, particularly Single-Site Instruments and the EndoWrist One Vessel Sealer. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based market conditions, volume, and complexity of the product. Product gross profit for the three months ended September 30, 2013 and 2012 reflected share-based compensation expense of $5.2 million and $4.3 million, respectively.

Product gross profit for the nine months ended September 30, 2013 increased 3% to $995.8 million, or 71.4% of product revenue, compared with $963.6 million, or 73.1% of product revenue, for the nine months ended September 30, 2012. The higher year-to-date 2013 product gross profit was driven by higher product revenue. The lower 2013 product gross margin largely reflected the impact of the new U.S. medical device excise tax and lower gross margins earned on recently released instrument and accessory products. Product cost of revenue for the nine months ended September 30, 2013 included $17.6 million related to the U.S. medical device excise tax, which became effective January 1, 2013. Third quarter year-to-date 2013 product revenue included a higher proportion of recently introduced instrument and accessory products which yield lower gross margin percentages, particularly Single-Site Instruments and the EndoWrist One Vessel Sealer. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these products relative to our other products based on the volume and complexity of the product. Product gross profit for the nine months ended September 30, 2013 and 2012 reflected share-based compensation expense of $13.2 million and $10.6 million, respectively.

Service gross profit during the three months ended September 30, 2013 was $71.1 million, or 70.1% of service revenue, compared with $59.4 million, or 67.7% of service revenue during the three months ended September 30, 2012. Service gross profit during the nine months ended September 30, 2013 was $200.4 million, or 68.2% of service revenue, compared with $168.8 million, or 67.0% of service revenue during the nine months ended September 30, 2012. The higher 2013 service gross profit was driven by a larger installed base of da Vinci Surgical Systems. Service gross profit margins increased for the three and nine months ended September 30, 2013 primarily due to lower 2013 service parts consumption. Service gross profit for the three months ended September 30, 2013 and 2012 reflected share-based compensation expense of $3.6 million and $4.1 million, respectively. Service gross profit for the nine months ended September 30, 2013 and 2012 reflected share-based compensation expense of $9.5 million and $9.6 million, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, proctoring expenses, tradeshow expenses, regulatory fees and general corporate expenses.
Selling, general and administrative expenses for the three months ended September 30, 2013 increased 8% to $139.3 million, compared with $129.0 million for the three months ended September 30, 2012. Selling, general and administrative expenses for the nine months ended September 30, 2013 increased 14% to $426.3 million, compared with $374.1 million for the nine months ended September 30, 2012. The increase was primarily due to organizational growth to support our expanding business, particularly in the clinical field sales function, and higher legal costs related to pending or threatened litigation, partially offset by lower employee incentive costs. Share-based compensation expense for the three months ended September 30, 2013 and 2012 was approximately $30.6 million and $28.2 million, respectively. Share-based compensation expense for the nine months ended September 30, 2013 and 2012 was approximately $76.6 million and $69.7 million, respectively.

Research and Development Expenses
Research and development (R&D) costs are expensed as incurred. R&D expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.
R&D expenses for the three months ended September 30, 2013 decreased 13% to $43.2 million, compared with $49.7 million for the three months ended September 30, 2012. R&D expenses for the nine months ended September 30, 2013 decreased 2% to $126.0 million, compared with $128.3 million for the nine months ended September 30, 2012. The decrease was driven by timing of higher project and prototype expenses in 2012, partially offset by growth in our R&D headcount and lower employee incentive costs. Share-based compensation expense for the three months ended September 30, 2013 and 2012 was approximately $11.0 million and $10.7 million, respectively. Share-based compensation expense for the nine months ended September 30, 2013 and 2012 was approximately $28.0 million and $25.1 million, respectively. Amortization expense related to purchased intellectual property during the three months ended September 30, 2013 and 2012 were $2.6 million and $3.2 million, respectively. Amortization expense related to purchased intellectual property during the nine months ended September 30, 2013 and 2012 were $8.1 million and $9.8 million, respectively. We expect to continue to make substantial investments in R&D and anticipate that R&D expense will continue to increase in the future.

Interest and Other Income, Net
Interest and other income, net for the three months ended September 30, 2013 and 2012 was $3.9 million and $4.3 million, respectively. Interest and other income, net for the nine months ended September 30, 2013 and 2012 was $12.5 million and $12.1 million, respectively. Higher year-to-date 2013 interest and other income, net was driven by higher 2013 interest income.

Income Tax Expense
Effective tax rates for the three and nine months ended September 30, 2013 were 12.0% and 23.1%, respectively, compared to 15.0% and 25.0% for the three and nine months ended September 30, 2012, respectively. The Company’s effective tax rates for all these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings which are taxed at rates lower than the federal statutory rate, and for which no U.S. taxes were provided because such earnings are intended to be indefinitely reinvested outside the U.S. Effective tax rates for the three months ended September 30, 2013 and 2012 also reflected reversals of certain previously unrecognized tax benefits and associated interests as result of the expiration of statutes of limitations in multiple jurisdictions.
The lower effective tax rates for the three and nine months ended September 30, 2013 as compared to the same periods of 2012 is due primarily to a higher proportion of foreign earnings in 2013. The effective tax rate for the first nine months of 2013 also reflected a net tax benefit related to 2012 federal R&D credit which was retroactively reinstated during the first quarter of 2013. No federal R&D credit benefit was recorded in the income tax provision for the first nine months of 2012.
The Company files federal, state and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which all years since inception remain open due to utilization in open years of net operating losses and R&D credit carryovers or longer statutes of limitations. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The outcome of tax audits cannot be predicted with certainty. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and proceeds from employee exercises of stock options. Cash and cash equivalents and short and long-term investments decreased from $2.9 billion at December 31, 2012 to $2.5 billion at September 30, 2013.
As of September 30, 2013, $565.9 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

Condensed Consolidated Cash Flow Summary (unaudited)
The following table summarizes our cash flow activities as of September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$650.9	$587.4
Investing activities	322.2	(703.0)
Financing activities	(940.2)	46.1
Effect of exchange rates on cash and cash equivalents	0.2	(0.1)
Net increase (decrease) in cash and cash equivalents	$33.1	$(69.6)

Operating Activities
For the nine months ended September 30, 2013, cash flow from operations of $650.9 million exceeded our net income of $504.8 million for two primary reasons:

1.
Our net income included substantial non-cash charges in the form of share-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $169.9 million during the nine months ended September 30, 2013.

2.	Net working capital, other assets and liabilities changed in the nine months ended September 30, 2013 by approximately $23.8 million, which offset the non-cash charges noted above.
Working capital is primarily comprised of accounts receivable, inventories, deferred revenue and other operating liabilities. Accounts receivable decreased by $89.7 million during the nine months ended September 30, 2013 reflecting lower system sales and timing of collections. Inventories increased by $87.9 million during the nine months ended September 30, 2013 primarily due to lower than expected systems sales in the second and third quarters of 2013 and expanded product offerings. Accrued compensation and employee benefits decreased by $49.1 million during the nine months ended September 30, 2013.
For the nine months ended September 30, 2012, cash flow from operations of $587.4 million exceeded our net income of $481.7 million for two primary reasons:

1.
Our net income included substantial non-cash charges in the form of share-based compensation, amortization of intangible assets, taxes, depreciation and accretion of discounts on investments. These non-cash charges totaled $162.0 million during the nine months ended September 30, 2012.

2.	Net working capital, other assets and liabilities changed during the nine months ended September 30, 2012 by approximately $56.3 million, which offset the non-cash charges noted above.
Working capital is primarily comprised of accounts receivable, inventory, deferred revenue and other operating liabilities. The increase in accounts receivable of $34.8 million during the nine months ended September 30, 2012 was primarily due to increased revenue. The increase in inventory of $11.4 million during the nine months ended September 30, 2012 was due to our business growth and expanded product offerings.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2013 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $397.9 million and purchase of property and equipment, intellectual property and business of $75.7 million. Net cash used in investing activities during the nine months ended September 30, 2012 consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $616.9 million and purchase of property and equipment, intellectual property and business of $71.1 million, including the increase in acquisition-related restricted cash. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital intensive business.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2013 was primarily related to the repurchase of approximately 2,585,060 shares of our common stock through open market transactions of $1,109.2 million, offset by proceeds from stock option exercises and employee stock purchases of $137.9 million and excess tax benefits from share-based compensation of $31.1 million. Net cash provided by financing activities during the nine months ended September 30, 2012 was primarily related to proceeds from stock option exercises and employee stock purchases of $176.5 million and excess tax benefits from share-based compensation of $54.7 million, offset by $185.1 million used in the repurchase of approximately 372,155 shares of our common stock through open market transactions.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Purported Derivative Actions
On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for our benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed a substantially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of our current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above.

Purported Shareholder Class Action Lawsuits filed April 26, 2013 and May 24, 2013
On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical et al., No. 5-13-cv-1920, was filed against nine of our current and former officers and directors in the United States District Court for the Northern District of California. A substantially identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 5:13-cv-02365, was filed in the same court against the same defendants on May 24, 2013. The Adel case was voluntarily dismissed without prejudice on August 20, 2013. The Abrams lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between October 19, 2011 and April 18, 2013. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. Motions seeking appointment as lead plaintiff in the Abrams case were filed by two parties on June 25, 2013. One of those motions was subsequently withdrawn. The remaining motion is scheduled to be heard on November 22, 2013. By agreement with the plaintiff in the Abrams action, no response to the complaint is required until after a lead plaintiff is appointed by the Court and that duly appointed lead plaintiff files a consolidated complaint or informs us that it has chosen to proceed with the complaint already on file. Also by agreement with plaintiff, the lead plaintiff filed a consolidated complaint on October 15, 2013, and we must respond by December 16, 2013.
Product Liability Litigation

We are currently named as a defendant in about 50 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. In addition, we have been named as a defendant in a purported class action filed in Louisiana state court seeking damages on behalf of all patients who were allegedly injured by the da Vinci Surgical System at a single hospital in Louisiana. The cases raise a variety of allegations including, to varying degrees, that the plaintiffs' injuries resulted from purported defects in the da Vinci Surgical System and/or failure on our part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that we failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. Except for a few cases, including the Taylor case described below, these cases generally are in the early stages of pretrial activity.
Plaintiffs’ attorneys are engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury. The plaintiffs’ attorneys are now alleging that Intuitive Surgical is liable for those injuries under products liability theories. We have seen a substantial increase in these claims; however, we have not received detailed information regarding many of these claims. In an effort to provide an orderly process for evaluating claims before they result in costly litigation, we have entered into tolling agreements with certain plaintiffs’ counsel acting on behalf of such claimants. The tolling agreements provide that the statute of limitations for each individual will be tolled for a period of three to six months in exchange for the individual’s agreement that, if he or she ultimately files a lawsuit, it will be filed in certain agreed upon venues. The tolling agreements provide the parties and their legal counsel with additional time to evaluate the claims, and to explore whether the claims have merit and whether they can be resolved without litigation. We do not currently know how many individuals will ultimately file lawsuits or decide not to pursue their claims, nor are we able at this time to estimate the financial impact of their claims or predict the final disposition of such claims. Based on currently available information, we believe that we have meritorious defenses in the above matters and intend to assert them vigorously.
In February 2011, we were named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in the plaintiff’s decedent’s surgery (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against us, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by our purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that we were not negligent. Judgment was entered in favor of Intuitive Surgical on June 7, 2013.  Plaintiff has filed a notice of appeal.

ITEM 1A. RISK FACTORS
There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended September 30, 2013:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
July 1, 2013 to July 31, 2013	441,430	$439.18	441,430	$1,500.0	million
August 1, 2013 to August 31, 2013	1,298,149	385.16	1,298,149	1,000.0	million
September 1, 2013 to September 30, 2013	—	—	—	1,000.0	million
Total during quarter ended September 30, 2013	1,739,579	$398.87	1,739,579	$1,000.0	million

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

10.1	Master Confirmation and Supplemental Confirmation between Intuitive Surgical, Inc. and Goldman, Sachs & Co., dated July 29, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: October 18, 2013