Form 10-K
period 2013-12-31
INTUITIVE SURGICAL INC
filed 2014-02-03
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO
COMMISSION FILE NUMBER 000-30713

Intuitive Surgical, Inc.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	77-0416458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1020 KIFER RD
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2013, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $19,977,428,381. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock on January 17, 2014 was 38,171,349.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 24, 2014, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2013.

INTUITIVE SURGICAL, INC.

INDEX

FORWARD LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement and fees which will be levied on certain medical device revenues; decreases in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding our Company and safety of our products and the adequacy of training; our ability to expand in foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectation and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and particularly in Part I, “Item 1A. Risk Factors.” Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
PART I

ITEM 1.	BUSINESS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci® Si HD Surgical System™, da Vinci S HD Surgical System®, da Vinci® Si™, da Vinci® Si-e™, EndoWrist®, EndoWrist® One™, EndoWrist® Stapler 45, Single-Site™, DVSTAT, Firefly™, InSite® and da Vinci® Connect™ are trademarks of Intuitive Surgical, Inc.
Company Background
Intuitive designs, manufactures and markets da Vinci Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that we consider an advanced generation of surgery. This advanced generation of surgery, which we call da Vinci surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and Three Dimensional (“3-D”), High-Definition (“HD”) vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.
da Vinci Surgery
da Vinci Surgery utilizes computational, robotic and imaging technologies to enable improved patient outcomes compared to other surgical and non-surgical therapies. da Vinci surgery is aimed towards advancing the critical surgical ideals of entering the body less invasively, seeing anatomy more clearly, interacting with tissue more precisely and building surgical skills. The da Vinci Surgical System enables surgeons to avail or improve the benefits of MIS to many patients who would otherwise undergo a more invasive surgery. Surgeons using the da Vinci system operate while seated comfortably at a console viewing a 3-D, HD image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the more intuitive open surgery technique. Our multi-port technology is designed to provide surgeons with a range of motion in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy to use.

Our systems provide the following features and benefits to surgeons:
Immersive 3-D Visualization. Our vision system includes a 3-D endoscope with two independent vision channels linked to two separate color monitors through sophisticated image processing electronics. The da Vinci Surgical System provides visualization of target anatomy with natural depth-of-field, enhanced contrast and magnification that is intended to facilitate accurate tissue identification and tissue layer differentiation. With our new Firefly Fluorescence Imaging upgrade, surgeons can use specialized imaging hardware in combination with an injectable fluorescent dye to visualize vasculature or biliary imaging in cholecystectomy beneath tissue surfaces in real-time.
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
Improved Surgeon Ergonomics. The da Vinci Surgical System is designed to allow surgeons to operate while seated, which may be clinically advantageous because of reduced surgeon fatigue. The da Vinci Surgical System’s design provides natural hand-eye alignment at the surgeon’s console. Because the da Vinci Surgical System’s robotic arms hold the camera and instruments steady, there is less surgeon and assistant fatigue.
Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform a wide range of surgical procedures, within our targeted gynecologic, urologic, general surgery, cardiothoracic and head and neck specialties. To date, surgeons have used the da Vinci Surgical System to perform dozens of different types of surgical procedures. While we do not expect all of these different types of procedures to become widely adopted, they demonstrate the flexibility of the da Vinci Surgical System in approaching anatomy.
Advanced Training Tools. Surgeons can efficiently train and improve their da Vinci Surgery skills with a group of tools unique to robotic surgery, including our da Vinci Skills simulator for software based skills practice and assessment, our da Vinci dual console for inter-operative collaboration, and our da Vinci Connect networking technology for on-line proctoring.
Products:
da Vinci Surgical System
We have commercialized three generations of da Vinci Surgical System—the da Vinci Si Surgical System, the da Vinci S Surgical System and the standard da Vinci Surgical System. da Vinci Surgical Systems are comprised of the following components:
Surgeon’s Console. The da Vinci Surgical System allows surgeons to operate while comfortably seated at an ergonomic console viewing a 3-D image of the surgical field. The surgeon’s fingers grasp instrument controls below the display with the surgeon’s hands naturally positioned relative to his or her eyes. Using electronic hardware, software, algorithms and mechanics, our technology translates the surgeon’s hand movements into precise and corresponding real-time micro movements of the EndoWrist instruments positioned inside the patient. On our most current system, da Vinci Si, a second surgeon’s console may be used in two possible ways: to provide assistance to the primary surgeon during surgery or to act as an active aid during surgeon-proctor training sessions. With the da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci instruments during the surgery. In addition, surgeons can control 3-D virtual pointers to augment the dual surgeon experience.
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
3-D Vision System. Our vision system includes our InSite 3-D endoscope with two separate vision channels linked to two separate color monitors through high performance video cameras and specialized image processing hardware. The resulting 3-D image has high resolution, high contrast, low flicker and low cross fading. A digital zoom feature in the 3-D, HD vision system allows surgeons to magnify the surgical field of view without adjusting the endoscope position and thereby reduces interference between the endoscope and instruments. The 3-D, HD vision is a standard integrated feature on da Vinci S and da Vinci Si Surgical Systems.
da Vinci Skills Simulator. The Skills Simulator is a practice tool which began shipping in early 2011 for the da Vinci Si Surgical System that gives a user the opportunity to practice his or her facility with the surgeon console controls. The Skills Simulator incorporates 3-D, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the Skills Simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The Skills Simulator is intended to augment, not replace, existing training programs for the da Vinci Si Surgical System. Most da Vinci Skills Simulators have been sold in connection with new da Vinci Si Surgical System sales.
Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our Firefly product for use with the da Vinci Si Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Adoption of Firefly is progressing with use across the categories of urology, gynecology and general surgery. In September 2013, we received U.S. Food and Drug Administration (“FDA”) 510(k) clearance to market our Firefly fluorescence imaging product for real-time imaging of bile ducts (cystic duct, common bile duct and common hepatic duct).
Standard da Vinci System. During 2013, we discontinued sale of the standard da Vinci System. We intend to continue supporting the installed base of standard da Vinci Systems with existing service agreements, as well as the continued supply of instruments and accessories. During 2014, we will phase out the sale of all instrument, accessory and service offerings for the standard da Vinci System.
Instruments and Accessories
EndoWrist Instruments. We manufacture a variety of instruments, most of which incorporate wrist joints for natural dexterity, with tips customized for various surgical procedures. EndoWrist instruments are offered in a variety of sizes, of which 5mm and 8mm diameter sizes are the most commonly sold. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels and other surgical tools that are familiar to the surgeon from open surgery and conventional MIS. A variety of EndoWrist instruments are selected and used interchangeably during a surgery. Our EndoWrist instruments are sterilizable and most are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the system and instruments work together. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures so that its performance meets specifications during each procedure. We typically develop new types of EndoWrist instruments to support additional types of surgical procedures.
da Vinci Single-Site. da Vinci Single-Site is a set of non-wristed instruments and accessories that allow da Vinci Si Surgical Systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body and is typically utilized for less complex surgery than multi-port surgery. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive; however, physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011, we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The majority of da Vinci Single-Site procedures performed in Europe to date has been cholecystectomies. In December 2011, we received FDA regulatory clearance to market our Single-Site instrumentation in the U.S. for laparoscopic cholecystectomy procedures. In February 2013, we received FDA clearance to market our Single-Site instruments for benign hysterectomy and salpingo oophorectomy procedures. We believe that the da Vinci Single-Site has been positively received by hospitals, surgeons, and patients, with over 800 customers having purchased da Vinci Single-Site kits as of December 31, 2013. However, as these are our initial products targeted towards procedures already highly penetrated by manual MIS techniques, we are not able to predict the extent or pace that da Vinci Single-Site may be adopted.
EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for our EndoWrist One Vessel Sealer. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables da Vinci Si surgeons to fully control vessel sealing, while providing the benefits of da Vinci surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. Clinical response to the EndoWrist One Vessel Sealer has been encouraging, with positive commentary on precision, articulation, vessel sealing quality and thermal spread. We expect applications for the EndoWrist One Vessel Sealer to be centered on general surgery and gynecologic oncology procedures. EndoWrist One Vessel Sealer utilization rates have increased steadily in 2013.
EndoWrist Stapler 45 Instrument. In October 2012, we received FDA clearance for our EndoWrist Stapler 45 Instrument with Blue and Green 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the stapler. We expect its initial surgical use to be directed towards colorectal procedures. During 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers, primarily for colorectal procedures. Although our first customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45 and while we expect to continue to expand to a broadening set of customers in 2014, we are not able to predict the extent to which the instrument may be adopted.
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
Business Strategy
Our objective is to bring the benefits of MIS to as many patients as possible through the use of computer aided robotic technologies. Our priorities to accomplish this are as follows:

1.
Patient Value. We believe that the value of a surgical procedure to a patient can be defined as: Patient Value = Procedure Efficacy/Invasiveness. We define procedure efficacy as a measure of the success of the surgery in resolving the underlying disease and invasiveness is how disruptive and painful the treatment is itself. When the patient value of a da Vinci procedure is deemed higher than alternate treatment options, patients may seek out surgeons and hospitals that offer that specific da Vinci procedure, potentially resulting in a local market share shift for the specific treatment. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternative treatment options for the same disease state. We believe most patients will place higher value on procedures that are not only more efficacious, but also less invasive than alternative treatments. Our goal is to provide products to surgeons who in turn provide patients with procedure options that are both highly effective and less invasive than other surgical options.

2.
Surgeon Value. We train surgeons on the use of our da Vinci Surgical System and assist them in building their practices by their delivery of superior patient value. We provide an ergonomic platform for surgeons to perform their procedures. We seek to provide surgeons with reliable and easy to use products.

3.
Hospital Value. We assist hospitals in building value by offering patient value using da Vinci thereby increasing surgical revenue and reducing costs through lower complication rates and reduced length of patient stay. da Vinci surgery is a cost effective approach to many surgeries as compared to alternative treatment options as demonstrated in many published economic studies.

Given the priorities above, our strategy is to improve our candidate surgical procedures in one or more of the following ways:

1.	Convert Candidate Open Procedures to da Vinci Surgery. We believe that our technology has the potential to convert a significant percentage of our targeted open procedures to da Vinci Surgery.

2.
Facilitate Difficult MIS Operations. We believe that several surgical procedures that are seldom performed today using conventional MIS techniques can be performed more routinely using da Vinci Surgery. Some procedures have been adopted using MIS techniques but are extremely difficult and are currently performed by a limited number of highly skilled surgeons. We believe our da Vinci Surgical System will enable more surgeons at more institutions to perform such procedures.

3.
Offer a Less Invasive Single Port Surgical Option.  We believe that our da Vinci Single Site technology has the potential to convert candidate procedures typically performed via multiport laparoscopic technique to single port da Vinci Surgery, offering patients less invasive, improved cosmetic outcomes.

Clinical Applications
We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for da Vinci surgery—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value and hospital value. We currently focus on five surgical specialties: urologic surgery, gynecologic surgery, general surgery, cardiothoracic surgery and head and neck surgery. Key procedures which we are focused on include da Vinci Prostatectomy (“dVP”), da Vinci Hysterectomy (“dVH”), da Vinci Cholecystectomy, da Vinci Colon and Rectal procedures, da Vinci Partial Nephrectomy, da Vinci Myomectomy, da Vinci Sacrocolpopexy, da Vinci Mitral Valve Repair, da Vinci Lobectomy and da Vinci Transoral Robotic Surgery (for cancers of the throat). In 2013, we estimate that over 75% of the procedures performed were in the urologic and gynecologic specialties. Representative surgical applications are described below.
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
Partial Nephrectomy. Partial nephrectomy is the removal of a small portion of a kidney (typically, an area of the kidney containing a tumor). Partial nephrectomies are most commonly performed in patients diagnosed with clinically localized renal cancer. Excluding da Vinci surgery, there are three common surgical approaches to performing partial nephrectomies: open surgical technique, laparoscopy and hand assisted laparoscopy, which is a hybrid of open and laparoscopic technique. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of partial nephrectomy patients.
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
Gynecologic Surgery
Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is performed for a variety of underlying benign and malignant conditions. Hysterectomies can be performed using open surgery (laparotomy), a vaginal approach, or MIS techniques, which include both laparoscopic and robotic approaches. Despite the availability of non-robotic MIS approaches to hysterectomy, most hysterectomies performed prior to da Vinci surgery were open surgeries. da Vinci has enabled a large number of women to receive a minimally invasive treatment as an alternative to an open hysterectomy. During the first quarter of 2013, Single-Site instruments were FDA cleared in the U.S. for use in benign hysterectomies and salpingo oophorectomies. Single-Site instruments enable surgeons to perform surgery through a single port via the patient’s belly button, resulting in virtually scarless patient outcomes. During the twelve months ended December 31, 2013, we experienced lower growth rates in the category of U.S. benign gynecologic procedures than in prior years. The slower 2013 growth rate in the category of U.S. benign gynecologic procedures reflected a number of factors including, but not limited to, apparent pressure on benign gynecology hospital admissions, negative media reports about da Vinci surgery and a trend by payers toward encouraging conservative disease management and treatment in outpatient settings. We believe there is still a significant remaining market opportunity in benign gynecologic procedures since a large number are still done via open technique. However, as we penetrate more deeply into benign gynecologic procedures, our pace of capturing or consolidating the remaining market is progressing at a slower rate than previously.
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
Cardiothoracic Surgery
Mitral Valve Repair. When patients are diagnosed with mitral valve disease, there are two surgical treatment options from which they can choose: mitral valve replacement or mitral valve repair. Mitral valve repairs are generally preferred over mitral valve replacement for a number of reasons, which include longevity and durability of the repaired valve over a replacement valve and the elimination or reduction of the patient’s post-surgical pharmaceutical regimen. Since mitral valve repairs are considered to be more technically challenging than mitral valve replacements, they are only performed approximately 50% of the time. Several of our surgeon customers have reported an improvement in their mitral valve repair rates over mitral valve replacements when using the da Vinci Surgical System.
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
General Surgery
Cholecystectomy. Cholecystectomy, or the surgical removal of the gall bladder, is a commonly performed general surgery procedure.  Cholecystectomy is the primary method for the treatment of gallstones and other gall bladder diseases.  Most cholecystectomies are performed using multi-port MIS techniques, although some surgeons choose to perform cholecystectomy using manual single-port instrumentation.  With the 2011 European introduction of da Vinci Single-Site instruments followed by the U.S. introduction in 2012, Single-Site robotic cholecystectomies are now being performed. Using da Vinci Single-Site instruments, many of the technical challenges of manual single-port MIS are reduced as surgeons benefit from additional precision, control and improved ergonomics. Multi-port robotic cholecystectomies are also being performed.
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
Head and Neck Surgery
Transoral Surgery. Head and neck cancers are typically treated by either surgical resection or chemo-radiation, or a combination of both. Surgical resection performed by an open approach may require a “jaw-splitting” mandibulotomy. This procedure, while effective in treating cancer, is traumatic and disfiguring to the patient. MIS approaches via the mouth (transoral surgery) are challenged by line-of-sight limitations dictated by conventional endoscopic tools. Chemo-radiation as a primary therapy does allow patients to avoid traumatic surgical incisions; however, literature suggests that this modality diminishes patients’ ability to speak and swallow normally. Surgeons have reported that da Vinci Transoral Surgery allows them to treat cancers occurring in the oropharynx (e.g., tonsil and base of tongue) and larynx via the mouth and to overcome some of the line-of-sight limitations of conventional transoral surgery.
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
Procedure Segmentation
Our procedure business is now splitting into two segments:  (1) Cancer and other highly complex procedures and (2) Less complex benign procedures.  Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these categories. More fully featured products targeted towards the more complex procedure segment include 4-arm, dual console, firefly enabled systems and advanced instruments including vessel sealing and stapler.  Lower priced products targeted towards the less complex segment of procedures include the three-arm da Vinci Si-e System and lower priced Single-Site instruments.  Our less complex segment has increased from approximately 40% to 60% of U.S. procedures between 2011 and 2013.  The complex procedure segment represents the large majority of international procedures.
Clinical Summary
We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System and we work closely with our surgeon customers to refine and explore new techniques in which da Vinci may bring value. As of December 31, 2013, we had an installed base of 2,966 da Vinci Surgical Systems, including 2,083 in the U.S., 476 in Europe, 159 in Japan, and 248 in the rest of the world. During the year ended December 31, 2013, we estimate that surgeons using our technology completed approximately 523,000 surgical procedures of various types in hospitals throughout the world. Of those da Vinci procedures performed in 2013, we estimate that approximately 201,000 were dVH procedures and approximately 114,000 were dVP procedures.
We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, have led to a decline in our dVP business. During 2013 U.S. dVP procedure volumes appear to have stabilized, with a gradually decreasing trend. These treatment patterns have also impacted our European dVP procedure volumes. dVP is at earlier market penetration stages in the European markets; therefore, we are unable to precisely estimate the extent to which these recommendations and treatment pattern changes may have been adopted by governments or clinicians within non-U.S. jurisdictions.
Sales and Customer Support
Sales Model
We provide our products through a direct sales organization in the U.S., most of Western Europe excluding Spain, Portugal, Italy and Greece and, beginning with our acquisition of our Korean distributor on January 11, 2012, Korea. Beginning in 2013, we also established a direct sales structure in the Czech Republic, Slovakia, and Hungary. Prior to 2013, these markets were served by a distributor. In the remainder of our world markets, we provide our products through distributors. No one customer accounted for more than 10% of revenue during the years ended December 31, 2013, 2012, and 2011.
Our direct sales organization is composed of a capital sales team, responsible for selling da Vinci Surgical Systems, and a clinical sales team, responsible for supporting da Vinci Surgical System use in surgical procedures performed at our hospital accounts. The initial da Vinci Surgical System sale into an account is viewed as a major capital equipment purchase by our customers and typically has a lengthy sales cycle that can be affected by macroeconomic factors, capital spending prioritization and the timing of budgeting cycles. Capital sales activities include educating surgeons and hospital staff across multiple surgical specialties on the benefits of da Vinci Surgery and the clinical applications that our technology enables. We also train our sales organization to educate hospital management on the potential benefits of adopting our technology, including clinical benefits of da Vinci Surgery, reductions in complications and length of stay, and the resulting potential for increased patient satisfaction, surgeon recruitment and volume. As of December 31, 2013, we had approximately 120 capital sales employees, compared to 92 as of December 31, 2012.
Our clinical sales team works on site at the hospitals, interacting with surgeons, operating room staff and hospital administrators to develop and sustain successful robotics surgery programs. They assist the hospital in identifying surgeons who have an interest in robotic surgery delivering da Vinci’s benefits. Our clinical sales team provides the current clinical information on robotic surgery practices and new product applications to the hospital teams and has grown in relation to growth in the installed base of da Vinci systems and the total number of procedures performed. As of December 31, 2013, we had 722 clinical sales employees, compared to 685 as of December 31, 2012. This organization is expected to grow as our business expands.
Our customers place orders to replenish their supplies of instruments and accessories on a regular basis. Orders received are typically shipped within one business day. Direct customers who purchase a new da Vinci Surgical System typically place an initial stocking order of instruments and accessories within one month of receiving their system.
Our business is subject to seasonal fluctuations. Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, lighter in the first and third fiscal quarters and heavier in the fourth fiscal quarter. In addition, we have historically experienced lower procedure volume in the first and third fiscal quarters and higher procedure volume in the second and fourth fiscal quarter. Procedures treating benign conditions are typically higher in the fourth quarter and lower in the first quarter. Benign procedures represented a higher percentage of our total procedures in the fourth quarter of 2013 compared to the fourth quarter of 2012. Timing of procedures and changes in procedure growth impact the timing of instrument and accessory and capital purchases.
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
Research and Development
We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform MIS procedures with less difficulty. We employ research and development and engineering staff responsible for product design and engineering. We invested $167.7 million, $170.0 million and $140.2 million of research and development expenses for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Manufacturing
We manufacture our da Vinci Surgical Systems at our facility in Sunnyvale, California. We manufacture our instruments at our Sunnyvale facility and Mexicali, Mexico facility.
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
Competition
We consider our primary competition to be existing open surgery, conventional MIS, drug therapies, radiation treatment and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability as well as educating hospitals, surgeons and patients on the demonstrated results associated with da Vinci Surgery and its value relative to other techniques. We also face competition from several companies that are developing new approaches and products for the MIS market. We believe that many are focused on adding capability to manual MIS systems. Because many of these developments are aimed at MIS, we believe that our da Vinci Surgical System may prove complementary to some of these new technologies.
Moreover, as we add new robotically controlled products (e.g., Single-Site, stapler, and vessel sealer) that compete with product offerings traditionally within the domains of open surgery and/or conventional MIS, we face greater competition from larger and well established companies such as Ethicon Endo-Surgery, Inc. and Covidien plc.
Furthermore, as da Vinci use increases, a number of companies may be compelled to enter the field of robotic surgery, including but not limited to Stryker Corporation, Covidien plc, Johnson & Johnson, and Olympus. The following companies have made explicit statements about their efforts to enter the field: MedRobotics Corp., meerecompany Inc., SOFAR S.p.A., IMRIS Inc., TransEnterix, Inc., and Titan Medical, Inc. Companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our revenues may be adversely impacted if our competitors develop and introduce products that compete in our markets.

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
As of December 31, 2013, we held ownership or exclusive field-of-use licenses for more than 1,500 U.S. and foreign patents and more than 1,400 U.S. and foreign patent applications. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology.
Patents are granted for finite terms and eventually expire. Upon expiration, the inventions claimed in a patent enter the public domain. While our patents are an important element of our success, our business as a whole is not significantly dependent on any one patent.
Government Regulation
Our products and operations are subject to extensive and rigorous regulation by the FDA, the State of California and countries or regions in which we market our products. In addition, our products must meet the requirements of a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance to such standards. Examples of groups of such standards are electrical safety standards such as those of the International Electrotechnical Commission (e.g. IEC 60601-ss series of standards) and composition standards such as the Reduction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives.
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
Class II devices are those which are subject to general controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification process. Unless a Class II device is exempt from premarket review, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” in intended use and technology to a “predicate device” that is either:

1.	a device that has grandfather marketing status because it was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

2.	a device that has previously been cleared through the 510(k) process.
If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA has a statutory 90-day period to respond to a 510(k) submission or 30 days for “special” 510(k) submissions which have a more restrictive scope and generally more specific or very limited changes to a legally marketed device. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance. Although unlikely for the types of products marketed by us, the FDA may classify the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous pre-marketing approval (“PMA”) requirements. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials. The FDA, by statute and regulation, has 180 days to review a PMA application, though the review more often occurs over a significantly longer period of time, and can take up to several years. In approving a PMA application or clearing a 510(k) submission, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients.
After a device receives FDA 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA application approval. The FDA requires each manufacturer to make the determination of whether a modification requires a new 501(k) notification or PMA application in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA approval for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease U.S. marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.
The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising claims of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the U.S. have similar regulations to which we are subject. Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice (“GMP”), requirements contained in its Quality System Regulation (“QSR”) and associated regulations and guidance. The QSR covers, among other things, the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping, installation and service of a company’s products. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and postmarket experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, or Untitled Letters, which are notices of intended enforcement actions against the manufacturer. These enforcement actions could include legal actions, including fines and total shutdown of production facilities, seizure of product, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the U.S., and may adversely affect the reputation of the manufacturer and the product. In the U.S., routine FDA inspections usually occur every two years, and may occur more often for cause.
A FDA inspection of the Company’s facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four observations relating to the reporting of field corrections, information which is to be included on reports of field corrections, written procedures for changes to certain product labeling, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and provided additional evidence of corrective actions to the FDA in response to the Form FDA 483. The FDA issued a Warning Letter, dated July 16, 2013, related to two of the four Form FDA 483 observations asking for additional corrective actions and indicated their intent to perform a follow-up inspection. We have responded to the Warning Letter with plans for corrective action, and continue to provide supplemental responses with objective evidence of corrections as they are completed. In addition, the FDA collected electronic samples of all our advertising and promotional material for review, and to date has taken no action in connection therewith. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are acceptable or that they have been adequately implemented. We also cannot assure that the FDA will not find other observations. The FDA previously inspected our Sunnyvale, CA facilities in January 2012 and did not issue a Form FDA 483 as a result of this inspection.
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
In addition to the above, we may seek to conduct clinical research on products that have not yet been cleared or approved for particular indications in clinical studies or trials in the U.S. or other countries. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such use is generally also regulated by local and institutional requirements and policies which usually include review by an ethics committee or institutional review board (“IRB”). Failure to comply with all regulations governing such studies could subject the company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

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
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory (“Shonin”) approval.  In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci S Surgical System in Japan.  These sales were primarily made to early adopters. Since receiving the approval, we have been focusing our efforts on obtaining specific reimbursement for da Vinci procedures in Japan and building our own organization, Intuitive Surgical Japan.  Prior to April 2012, we had partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (“JJKK”) in our Japanese regulatory process. In April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., Ltd. as our separate independent distribution partner for marketing, selling, and servicing our products in Japan. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan, our only reimbursed procedure to date. In October 2012, we obtained MHLW approval for da Vinci Si Surgical Systems in Japan. In Japan additional procedures are considered for reimbursed status in April of even numbered years as the MHLW considers recommendations and data brought forth from Japanese surgical societies. We do not expect any additional procedures to be granted reimbursement status in the April 2014 cycle. We are supporting the Japanese surgical societies to gather the necessary data for MHLW consideration in the April 2016 cycle. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
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
Third-Party Coverage and Reimbursement
In the U.S. and most international markets where we sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all covered surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedure is considered medically necessary. In the U.S., the Centers for Medicare & Medicaid Services (“CMS”), administers the Medicare and Medicaid programs (the latter, along with applicable State governments). Many other third-party payors model their reimbursement methodologies after the Medicare program. As the single largest payor, this program has a significant impact on other payors’ payment systems.
Generally, reimbursement for professional services performed at a facility by physicians is reported under billing codes issued by the American Medical Association (“AMA”), known as Current Procedural Terminology (“CPT”) codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative values of the professional service rendered. In addition, CMS and the National Center for Health Statistics (“NCHS”) are jointly responsible for overseeing changes and modifications to billing codes known as ICD-9-CM procedural codes used by hospitals to report inpatient procedures. For Medicare, CMS generally reimburses hospitals for services provided during an inpatient stay based on a prospective payment system that is determined by a classification system known as Medicare-Severity Diagnostic Related Groupings (“MS-DRGs”). MS-DRGs are assigned using a number of factors including the principal diagnosis, major procedures, discharged status, patient age and complicating secondary diagnoses among other things. Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (“APCs”) used to determine the payment amount for services provided.
On October 1, 2008, CMS and NCHS issued a new family of ICD-9-CM procedure codes for “Robotically Assisted Procedures.”  For laparoscopic procedures completed with the da Vinci Surgical System, U.S. hospitals are expected to report the primary surgical procedure code, along with ICD-9-CM 17.42, to describe a laparoscopic robotic assisted procedure.  The purpose of the ICD-9-CM family of procedure codes, 17.4X, is to gather data on robotic assisted surgical procedures. At this time, it does not appear that these codes will be available after October 1, 2014, when the ICD-10 code sets are implemented. A surgical procedure, completed with or without robotic assistance, continues to be assigned to the clinically relevant MS-DRG.
Governments and insurance companies carefully review and increasingly challenge the prices charged for medical products and surgical services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, contract terms, and other factors. Because both hospitals and physicians may receive the same reimbursement for their respective services, with or without robotics, regardless of actual costs incurred by the hospital or physician in furnishing the care, including for the specific products used in that procedure, hospitals and physicians may decide not to use our products if reimbursement amounts are insufficient to cover any additional costs incurred when purchasing our products.
Domestic institutions typically bill for the primary surgical procedure that includes our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. Because our da Vinci Surgical System has been cleared for commercial distribution in the U.S. by the FDA, coverage and reimbursement by payors are generally determined by the medical necessity of the primary surgical procedure. We believe that the additional procedures we intend to pursue are established surgical procedures that are generally already reimbursable by government agencies and insurance companies for appropriately selected patients. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business.
In countries outside the U.S., reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. To effectively conduct our business, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all. In April 2012, radical prostatectomy utilizing the da Vinci Surgical System was approved for reimbursement in Japan. We intend to seek reimbursement approvals from the Japanese government for additional procedures performed with our products. The timing of these approvals can vary significantly, and could significantly impact our ability to commercialize our products in Japan. In some countries, patients may be permitted to pay directly for surgical services; however, such “co-pay” practices are not common in most countries.
In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “the PPACA”), which makes changes that are expected to significantly impact healthcare providers, insurers, pharmaceutical and medical device manufacturers. One of the principal aims of the PPACA is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sales of our products are currently unknown. The PPACA contains a number of provisions designed to generate the revenues necessary to fund this coverage expansion, including, but not limited to new fees or taxes on certain health-related industries, including medical device manufacturers. Starting in 2013, medical device manufacturers are required to pay an excise tax (or sales tax) of 2.3% on certain U.S. medical device revenues. Under this provision, the Company has paid an excise tax of approximately 1% of total global revenue in 2013. The tax is included as a cost of revenue and a reduction of product gross margin.
The PPACA also has provisions to study the comparative effectiveness of health care treatments and strategies. It remains unclear how this research will influence future Medicare coverage and reimbursement decisions, as well as influence other third-party payor coverage and reimbursement policies. As Congress and state governments determine how to implement the PPACA, the full impact of the PPACA on the medical device industry and the sale of our products is currently unknown. The PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our business. The taxes imposed by PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits, lower reimbursement from payors for procedures that use our products and/or reduced procedural volumes, all of which may adversely affect our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. More recently, on August 2, 2011, the U.S. President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year,, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.
Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.
Employees
As of December 31, 2013, we had 2,792 employees, 325 of whom were engaged directly in research and development, 1,018 in manufacturing and service and 1,449 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
General
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
We operate our business as one segment as defined by generally accepted accounting principles. Our financial results for the year ended December 31, 2013, 2012, and 2011 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our corporate headquarters located at 1020 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitivesurgical.com.

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
The above factors may contribute to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that you will not be able to rely upon our operating results in any particular period as an indication of future performance. In addition, the introduction of new products could adversely impact our sales cycle, as customers take additional time to assess the benefits and costs of such products.
INTERNATIONAL SALES OF OUR PRODUCTS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR INTERNATIONAL ACTIVITIES.
Our business currently depends in part on our activities in international markets. Revenue from markets outside of the United States accounted for approximately 28%, 21%, and 22% of our revenue for the years ended December 31, 2013, 2012, and 2011, respectively. We are subject to a number of challenges that specifically relate to our international business activities. These challenges include:

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
WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, WHICH SUBJECTS US TO A NUMBER OF RISKS THAT COULD HARM OUR BUSINESS.
We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the territories serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Please see our risk factor below titled “Unfavorable Results of Legal Proceedings Could Materially Adversely Affect Our Financial Condition.” The actions of our distributors may affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if the distributor holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive and time consuming for Intuitive to re-establish market access or regulatory compliance in such case.
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
Our business exposes us to significant risks of product liability claims, which are inherent to the medical device industry. Product liability claims may be brought by individuals or by groups seeking to represent a class. We currently are subject to product liability claims, which are described in more detail under Part I, “Item 3. Legal Proceedings,” and which have been brought by individuals alleging that they have sustained personal injuries and/or death as a result of purported product defects, the alleged failure to warn, and/or the alleged inadequate training by us of physicians regarding the use of the da Vinci Surgical System. The individuals who have brought the product liability claims seek recovery for the alleged personal injuries and in many cases, punitive damages. Current product liability claims have resulted in negative publicity regarding our Company, and these and any other product liability or negligence claims or product recalls also could harm our reputation. In addition, there have been articles published and papers written questioning patient safety and efficacy associated with da Vinci surgery, the cost of da Vinci surgery relative to other disease management methods, and the adequacy of surgeon training. Negative publicity, whether accurate or inaccurate, concerning our products or our Company could reduce market acceptance of our products and could result in decreased product demand and a decline in revenues. In addition, significant negative publicity could result in an increased number of product liability claims, regardless of whether these claims are meritorious. The number of claims could be further increased by plaintiffs’ law firms that use a wide variety of media to advertise their services and solicit clients for product liability cases against the Company.
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
UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.
We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings are described under Part I, “Item 3. Legal Proceedings.”

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
WE MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS THAT COULD RESULT IN LOST REVENUE.
Manufacturing our products is a complex process. We (or our critical suppliers) may encounter difficulties in scaling up or maintaining production of our products, including:

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
In the United States, hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. Our success in international markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many international markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. Please see our risk factor below titled “Recently Enacted Healthcare Legislation Reforming the U.S. Healthcare System, as well as Future Reforms, May Have a Material Adverse Effect on Our Financial Condition and Results of Operations” for additional risks related to the ability of institutions or surgeons to obtain reimbursements.
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
NATURAL OR OTHER DISASTERS COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR IN HIGHER EXPENSES.
Natural disasters, terrorist activities and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the March 2011 earthquake and tsunami in Japan and their aftermath created economic uncertainty and disrupted economic activities in Japan, including a reduction in hospital spending.
Our corporate headquarters and many of our operations are located in California, a seismically active region. A natural disaster in any of our major markets could have a material adverse impact on our operations, operating results and financial condition. Further, any unanticipated business disruption caused by Internet security threats, damage to global communication networks or similar events could have a material adverse impact on our operating results.
IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR OUR BUSINESS MAY BE HARMED.
We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, we purchased our Korean distributor in January 2012. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies. An acquired company may have deficiencies in product quality or regulatory marketing authorizations which are not detected during due diligence activities or which are unasserted at the time of acquisition. It may be difficult, expensive and time consuming for us to re-establish market access, regulatory compliance or cure such deficiencies in product quality in such cases.
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
CHANGES IN OUR EFFECTIVE TAX RATE MAY HARM OUR RESULTS OF OPERATIONS
A number of factors may harm our future effective tax rates including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in valuation of our deferred tax assets and liabilities;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits and deductions;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
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

RISKS RELATING TO OUR REGULATORY ENVIRONMENT
RECENTLY ENACTED HEALTHCARE LEGISLATION REFORMING THE U.S. HEALTHCARE SYSTEM, AS WELL AS FUTURE REFORMS, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “the PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sales of our products are unknown and speculative at this point.
The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Though there are some exceptions to the excise tax, this excise tax does apply to all or most of our products sold within the United States. The PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models; and creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
The PPACA provisions on comparative clinical effectiveness research also extend the initiatives of the American Recovery and Reinvestment Act of 2009, known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or reviewing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. More recently, on August 2, 2011, the U.S. President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year,, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
We expect that additional state and federal health care reform measures may be adopted in the future, any of which could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
The U. S. government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

WE ARE SUBJECT TO FEDERAL, STATE AND FOREIGN LAWS GOVERNING OUR BUSINESS PRACTICES WHICH, IF VIOLATED, COULD RESULT IN SUBSTANTIAL PENALTIES. ADDITIONALLY, CHALLENGES TO OR INVESTIGATION INTO OUR PRACTICES COULD CAUSE ADVERSE PUBLICITY AND BE COSTLY TO RESPOND TO AND THUS COULD HARM OUR BUSINESS.
The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to track and disclose the source of certain metals used in manufacturing which may stem from minerals (so called “conflict minerals”) which originate in the Democratic Republic of the Congo or adjoining regions. These metals include tantalum, tin, gold and tungsten. These metals are central to the technology industry and are present in some of our products as component parts. In most cases no acceptable alternative material exists which has the necessary properties. It is not possible to determine the source of the metals by analysis but instead a good faith description of the source of the intermediate components and raw materials must be obtained. The components which incorporate those metals may originate from many sources and we purchase fabricated products from manufacturers who may have a long and difficult-to-trace supply chain. As the spot price of these materials varies, producers of the metal intermediates can be expected to change the mix of sources used, and components and assemblies which we buy may have a mix of sources as their origin. We are required to carry out a diligent effort to determine and disclose the source of these materials. There can be no assurance we can obtain this information from intermediate producers who are unwilling or unable to provide this information or further identify their sources of supply or to notify us if these sources change. These metals are subject to price fluctuations and shortages which can affect our ability to obtain the manufactured materials we rely on at favorable terms or from consistent sources. These changes could have an adverse impact on our ability to manufacture and market our devices and products.
The Medicare and Medicaid anti-kickback laws, and several similar state laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, prohibit payments or other remuneration that could be considered to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. These laws may affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating anti-kickback laws can result in civil and criminal penalties, which can be substantial and include exclusion from government healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations.
The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information must be made publicly available in a searchable format. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Device manufacturers were required to begin collecting data on August 1, 2013 and will be required to submit reports to CMS by March 31, 2014 and the 90th day of each subsequent calendar year.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. Certain states mandate implementation of commercial compliance programs to ensure compliance with these laws, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may be found out of compliance of one or more of the requirements, subjecting us to significant civil monetary penalties.
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
Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration (“FDA”). The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record keeping, promotion, sales, distribution and postmarket support and reporting of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food Drug and Cosmetic Act (“FFDCA”). Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application (“PMA”) for the modified product before we are permitted to market the products in the United States. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfathered status, we will be required to obtain FDA approval by submitting a PMA. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies, in support of a 510(k) submission. Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to streamline the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions which will further affect medical device regulation both pre- and post-approval. Changes in the FDA 510(k) process could make approval more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain approval for our products. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for a 510(k) as well. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.
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
A FDA inspection of the Company’s facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four observations relating to the reporting of field corrections, information which is to be included on reports of field corrections, written procedures for changes to certain product labeling, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and provided additional evidence of corrective actions to the FDA in response to the Form FDA 483. The FDA issued a Warning Letter, dated July 16, 2013, related to two of the four Form FDA 483 observations asking for additional corrective actions and indicated their intent to perform a follow-up inspection. We have responded to the Warning Letter with plans for corrective action, and continue to provide supplemental responses with objective evidence of corrections as they are completed. In addition, the FDA collected electronic samples of all our advertising and promotional material for review, and to date have taken no action in connection therewith. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are acceptable or that they have been adequately implemented. We also cannot assure that the FDA will not find other observations. The FDA previously inspected our Sunnyvale, CA facilities in January 2012 and did not issue a Form FDA 483 as a result of this inspection.
The receipt of a Warning Letter places certain limits on the ability to obtain FDA issued Certificates to Foreign Government (“CFGs”) used for new and re-registration of products in certain foreign countries.
We have a wholly owned manufacturing facility located in Mexicali, Mexico which manufactures reusable and disposable surgical instruments. This facility is registered with the U.S. FDA as well as Mexican authorities. The facility is operated under U.S. and international quality system regulations including those applicable to Canada, the European Union and Japan among others. Our wholly owned manufacturing facility in Mexicali, Mexico has an FDA Establishment Registration but has not been

FDA inspected to date. If the FDA were to determine non-conformances in our product documentation or quality system compliance, they could hold indefinitely the importation of instruments at the border which would deprive us of the ability to sell and supply the majority of our customers until the FDA requirements have been satisfied. Similar supply disruptions could occur if key suppliers outside of U.S. were to encounter non-conformances with their documentation or quality system compliance.
OUR PRODUCTS ARE SUBJECT TO VARIOUS INTERNATIONAL REGULATORY PROCESSES AND APPROVAL REQUIREMENTS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS, WE WILL NOT BE ABLE TO PROVIDE OUR PRODUCTS IN FOREIGN COUNTRIES.
To be able to provide our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries which may differ substantially from those of the United States. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals is complex, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products, or to obtain such approvals on a favorable schedule. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed. In particular, if the US FDA refuses to provide CFGs our ability to register products or renew such registrations may be delayed or denied.
The EU requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the EU. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the authorization to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. In January 1999, we received permission to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments and have maintained this authorization continuously since that time. From time to time we seek the authorization to affix the CE mark to new or modified products. Subsequent products and accessories have received marketing authorization by our Notified Body, DGM. In September 2013 we received notice that DGM has changed their name to PreSafe following acquisition by a larger Notified Body. This is expected to have little impact on our operations other than replacement of various quality system certificates with the new name.
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
In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”) for our da Vinci S Surgical System and in October 2012, we received approval for our da Vinci Si system and various associated instruments and accessories for use in certain da Vinci procedures.  We may seek additional approvals for other products and/or procedures, however, there can be no assurance that such approvals will be granted. In addition, because only a subset of our instruments have received Shonin approval, and reimbursement is an additional process to generate market acceptance, it is possible that approved procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. To date, we have received reimbursement approvals in Japan for a limited set of procedures and products. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan. In addition, in January 2012 we acquired certain assets of our distributor in Korea, Bio-Robotics. Our da Vinci S system was approved in Korea in April 2007 and our SI system was approved in December 2009. Since that time, we have received regulatory approvals for additional instruments and accessories from these regulatory agencies. Our products are highly regulated in Korea and we face many of the same risks and limitations on the commercialization of our products as in Japan and the United States.

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
In April of 2013, the FDA conducted an inspection of our facilities which resulted in the issuance of a Form FDA 483 on May 30, 2013. The Form FDA 483 listed deficiencies in the areas of reporting of Field Actions, the documentation of our Letter to File process and specific observations about Design Inputs. On July 16, 2013, FDA issued a Warning Letter to Intuitive expanding on two of the four observations in the Form FDA 483 issued May 30, 2013. We responded to the FDA Form 483 observations and Warning Letter citations with plans for corrective action and objective evidence of corrections as they are completed. The receipt of a Warning Letter places certain limits on the ability to obtain FDA issued CFGs used for new and re-registration of products in certain foreign countries. In addition, it creates a limitation on the use of so-called “special 510(k)” regulatory submissions which have a shorter review cycle than “traditional” 510(k)'s. These limitations are expected to result in delays in the registration of some products in a small number of foreign countries and lengthen the submission cycle for simple changes which are subject to 510(k) clearance.
Although we have made the closure of the Warning Letter a top priority and have engaged additional highly qualified outside experts to thoroughly examine and assist in the remediation of the areas cited by the FDA in the Form FDA 483 and Warning Letter, there can be no guarantee of the timing to clear the Warning Letter or preclude additional FDA requirements or enforcement actions.
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
In January 2013, we leased additional manufacturing space in Mexicali, Mexico and we are in the process of installing manufacturing lines in this new space as well as making changes to the configurations of existing manufacturing space. Such changes require various types of regulatory notifications and approvals depending on the country where product manufactured in these buildings is shipped. The process for obtaining those approvals and providing notifications or registrations is underway but delays or limitations could adversely affect our ability to deliver products to certain countries until all required regulatory authorizations are in place. This facility will be subject to the same types of periodic inspections and compliance requirements described above.
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
OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.
The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2010, the NASDAQ closing price of one share of our common stock reached a high of $388.01 and a low of $247.50, during fiscal 2011, it reached a high of $466.30 and a low of $267.40, during fiscal 2012, it reached a high of $588.28 and a low of $440.00, and during fiscal 2013, it reached a high of $583.67 and a low of $355.93. Our stock price can fluctuate for a number of reasons, including:

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
As of December 31, 2013, we owned approximately 899,000 square feet of space on 55 acres of land in Sunnyvale, California, where we house our headquarters, research and development, service and support functions, and certain of our manufacturing operations. In Norcross, Georgia, we owned approximately 92,000 square feet of space on ten acres, of which 50,000 square feet of space serves as our East Coast sales and training headquarters and 41,000 square of space is currently leased to third parties and will be used for the future expansion of our East Coast sales and training campus. In Aubonne, Switzerland, we owned 15,000 square feet of space on 1.5 acres, which is used for our international headquarters. We leased approximately 5,000 square feet of space for research and development in Milford, Connecticut, approximately 17,000 square feet in Georgia for which we are currently looking for a sublease tenant and 74,000 square feet in Mexicali, Mexico where we manufacture most of our EndoWrist instruments. We also leased facilities for sales and operations in Tokyo, Japan, Shanghai, China, and Seoul, Korea.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. Certain of these lawsuits and claims are described in further detail below. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. It is not possible to predict the outcome of the pending or threatened litigation matters currently disclosed. We have therefore determined that an estimate of possible loss or range of loss cannot be determined as of December 31, 2013. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on our business, financial condition, and results of operations or cash flows.
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
Purported Shareholder Class Action Lawsuit filed August 6, 2010
On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of our current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed lead plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995.  An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, we filed a motion to dismiss the amended complaint. On August 10, 2011, that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint.  On September 12, 2011, plaintiffs filed their amended complaint.  The allegations contained therein are substantially similar to the allegations in the prior complaint.  We filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 our motion was granted.  The complaint was dismissed with prejudice, and a final judgment was entered in our favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit.  The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430.  Plaintiffs filed their opening brief on September 28, 2012. We filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012.  No oral argument date has been set, and the appeal remains pending. Based on currently available information, we do not believe the resolution of this matter will have a material adverse effect on our business, financial position or future results of operations.
Purported Derivative Actions
On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming us as a nominal defendant, and naming 14 of our current and former officers and directors as defendants. The lawsuit seeks to recover, for our benefit, unspecified damages purportedly sustained by us in connection with allegedly misleading statements and/or omissions made in connection with our financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to our corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed a substantially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of our current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above. Based on currently available information, we do not believe the resolution of this matter will have a material adverse effect on our business, financial position or future results of operations.

Purported Shareholder Class Action Lawsuits filed April 26, 2013 and May 24, 2013
On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical, et al., No. 5-13-cv-1920, was filed against several of our current and former officers and directors in the United States District Court for the Northern District of California. A substantially identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 5:13-cv-02365, was filed in the same court against the same defendants on May 24, 2013. The Adel case was voluntarily dismissed without prejudice on August 20, 2013.
On October 15, 2013 the plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 6, 2012 and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in our filings with the Securities and Exchange Commission. On November 18, 2013 the Court appointed Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. We filed a motion to dismiss the amended complaint on December 16, 2013. We anticipate a hearing on our motion in May 2014. Based on currently available information, we do not believe the resolution of this matter will have a material adverse effect on our business, financial position or future results of operations.
Product Liability Litigation
We are currently named as a defendant in about 76 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. In addition, we have been named as a defendant in a purported class action filed in Louisiana state court, and removed to federal court, seeking damages on behalf of all patients who were allegedly injured by the da Vinci Surgical System at a single hospital in Louisiana. The cases raise a variety of allegations including, to varying degrees, that the plaintiffs’ injuries resulted from purported defects in the da Vinci Surgical System and/or failure on our part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that we failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. Except for a few cases, including the Taylor case described below, these cases generally are in the early stages of pretrial activity.
Plaintiffs’ attorneys continue to engage in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury. The plaintiffs’ attorneys are now alleging that we are liable for those injuries under products liability theories. We continue to receive claims as a result of these advertising efforts; however, we have not received detailed information regarding all claims. In an effort to provide an orderly process for evaluating claims before they result in costly litigation, we have entered into tolling agreements with certain plaintiffs’ counsel acting on behalf of such claimants. The tolling agreements provide that the statute of limitations for each individual will be tolled for a certain period in exchange for the individual’s agreement that, if he or she ultimately files a lawsuit, it will be filed in certain agreed upon venues. A substantial number of claims have been added to the tolling agreements, which provide the parties and their legal counsel with additional time to evaluate the claims, and to explore whether the claims have merit and whether they can be resolved through mediation without litigation. As of result of these discussions, plaintiffs’ counsel have voluntarily removed a sizable number of claims from the tolling agreements and notified the Company that they no longer intend to pursue these claims. Nonetheless, we do not currently know how many individuals will ultimately file lawsuits or how many additional individuals will decide not to pursue their claims, nor are we able at this time to reasonably estimate the financial impact of their claims or predict the final disposition of such claims. Based on currently available information, we believe that we have meritorious defenses and although we continue to explore means of resolving individual claims or aggregate groups of claims without litigation, we intend to assert such defenses vigorously in the lawsuits that are currently pending and any future lawsuits. We are not at present able to determine whether the resolution of these matters will have a material adverse effect on our business, financial position or future results of operations.
In February 2011, we were named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in the plaintiff’s decedent’s surgery (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5).  In Taylor, plaintiff asserted wrongful death and product liability claims against us, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by our purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that we were not negligent. Judgment was entered in our favor on June 7, 2013.  Plaintiff has filed a notice of appeal.

False Claims Act Litigation
In October 2013, we were served in a case entitled Rose v. Intuitive Surgical, Inc., No. 12-cv-1812, in the Middle District of Florida. Relator Bryan Rose, a former employee of Intuitive Surgical, brought the action on behalf of the United States of America, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., and the analogous false-claims statutes of twenty-one states and of the District of Columbia. Broadly, he alleges that he has first-hand knowledge of a fraudulent scheme, involving kickbacks paid in exchange for referrals and surgical procedures, and first-hand knowledge of off-label usage of our products. The complaint was filed under seal on November 27, 2012, and was provided to the Department of Justice and the twenty-one states and the District of Columbia. The United States Government declined to intervene on October 8, 2013. The twenty-one states and the District of Columbia declined to intervene on November 21, 2013. Based on currently available information, we believe that we have meritorious defenses in this action and intend to assert them vigorously. Based on currently available information, we do not believe the resolution of this matter will have a material adverse effect on our business, financial position or future results of operations.
Insurance Litigation
In October 2013, we were named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the Northern District of California. Plaintiff Illinois Union Insurance Co. seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by Plaintiff to us, which provides coverage for products liability claims first made against us during the policy period March 1, 2013 to March 1, 2014. In December 2013, we were named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-HRL, filed in the Northern District of California. Plaintiff Navigators Insurance Co. alleges that the Follow Form Excess Liability Insurance Policy issued by Plaintiff to us for products liability claims first made against us during the policy period March 1, 2013 to March 1, 2014 should be rescinded. Both Plaintiffs generally allege that we did not disclose the existence of tolling agreements and the number of claimants incorporated within those agreements, and that those agreements were material to Plaintiffs’ underwriting processes. We intend to vigorously defend these actions. Based on currently available information, we do not believe the resolution of this matter will have a material adverse effect on our business, financial position or future results of operations.

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

	2013		2012
Fiscal	High	Low	High	Low
First Quarter	$583.67	$459.44	$546.31	$440.00
Second Quarter	$513.49	$470.30	$588.28	$503.01
Third Quarter	$504.01	$363.89	$566.61	$472.48
Fourth Quarter	$401.68	$355.93	$551.19	$479.50
As of January 17, 2014, there were 241 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
DIVIDENDS
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table contains information as of December 31, 2013 for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,756,443	$371.06	2,099,621
Equity compensation plans not approved by security holders	802,746	$437.87	219,860
Total	5,559,189	$380.71	2,319,481
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes our stock repurchase activity during the fiscal quarter ended December 31, 2013 (in millions, except per share amounts):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
October 1, 2013 to October 31, 2013	—	$—	—	$1,000.0
November 1, 2013 to November 30, 2013	—	$—	—	$1,000.0
December 1, 2013 to December 31,2013	—	$—	—	$1,000.0
Total during quarter ended December 31, 2013	—	$—	—	$1,000.0
Since March 2009, we have had an active stock repurchase program. The most recent Board authorizations were in March 2013 and July 2013 when the Board increased the authorization for stock repurchases by $1.0 billion and $0.8 billion. During the period from March 2009 to December 2013, we repurchased a total of 6.2 million shares of our common stock at a total of $2.0 billion. As of December 31, 2013, the remaining authorized amount of stock repurchases that may be made under the Board-authorized stock repurchase program was $1.0 billion.

STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2008 and December 31, 2013, with the cumulative total return of (i) the S&P Healthcare Index, (ii) the Nasdaq Composite Index and (iii) the S&P 500 Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2008 in our common stock, the S&P Healthcare Index, the Nasdaq Composite Index, and the S&P 500 Index and assumes the reinvestment of dividends, if any. We included the comparison with the S&P 500 Index because our Company became a component of the S&P 500 Index on June 2, 2008.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE SURGICAL, NASDAQ COMPOSITE, S&P HEALTH CARE INDEX, AND S&P 500 INDEX

	December 31,
	2008	2009	2010	2011	2012	2013
Intuitive Surgical, Inc.	$100.00	$238.94	$202.97	$364.60	$386.15	$302.45
NASDAQ Composite	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
S&P 500 Healthcare Index	$100.00	$117.07	$117.90	$129.89	$152.58	$207.42
S&P 500 Index	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts and headcount)
Revenue	$2,265.1	$2,178.8	$1,757.3	$1,413.0	$1,052.2
Gross profit	$1,594.2	$1,570.3	$1,273.8	$1,030.0	$751.1
Net income (1)	$671.0	$656.6	$495.1	$381.8	$232.6
Net income per common share:
Basic	$17.12	$16.50	$12.63	$9.74	$6.07
Diluted	$16.73	$15.98	$12.32	$9.47	$5.93
Shares used in computing basic and diluted net income per share:
Basic	$39.2	$39.8	$39.2	$39.2	$38.3
Diluted	$40.1	$41.1	$40.2	$40.3	$39.2
Cash, cash equivalents and investments	$2,753.9	$2,920.5	$2,171.8	$1,608.9	$1,172.0
Total assets	$3,950.3	$4,059.2	$3,063.1	$2,390.4	$1,809.7
Other long-term liabilities	$68.0	$77.5	$96.9	$79.2	$69.6
Stockholders’ equity	$3,501.4	$3,580.1	$2,645.6	$2,037.4	$1,537.3
Total headcount	2,792	2,362	1,924	1,660	1,263

(1)
Net income for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 included share-based compensation expense of $110.4 million, $105.8 million, $93.5 million, $78.4 million and $70.5 million, respectively, net of tax, related to employee stock options and employee stock purchases. Net income for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 included amortization of purchased intellectual property of $21.3 million, $23.1 million, $17.8 million, $16.7 million, and $15.6 million, respectively. The 2013 tax provision included discrete tax benefits of $26.7 million associated with the reversal of unrecognized tax benefits resulting from expiration of statutes of limitations in multiple jurisdictions. In addition, the 2013 tax provision included a net tax benefit of $8.2 million related to 2012 federal R&D tax credit. The 2012 tax provision includes discrete tax benefits totaling $46.5 million, which is comprised of $38.0 million associated with the third quarter reversal of unrecognized tax benefits in conjunction with the expiration of certain statutes of limitations, and $8.5 million of benefits associated with certain previously unrecognized tax benefits as a result of new IRS guidance issued in the first quarter. The 2012 tax provision excludes a federal R&D tax credit due to its expiration at the end of 2011. There were no significant discrete tax benefits for years ended December 31, 2009 through December 31, 2011.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our products fall into four broad categories - da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler 45) and training technologies. We have commercialized three generations of da Vinci Surgical Systems; the first is our standard da Vinci Surgical System, first commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, and the third and most current is our da Vinci Si Surgical System, commercialized in 2009. Systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart and computational hardware and software.
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
Worldwide Procedures
The adoption of da Vinci surgery has the potential to grow for those procedures that offer greater patient value than non da Vinci alternatives. We focus our organization and investments on developing, marketing and training for those products and procedures where da Vinci can bring significant patient value relative to alternative treatment options. In 2013, da Vinci was used primarily in gynecology, urology, general surgery, cardiothoracic surgery and head and neck surgery. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), sacrocolpopexy, myomectomy and endometriosis resection. Target procedures in urology include da Vinci Prostatectomy (“dVP”), partial nephrectomy and pyeloplasty. Target procedures in general surgery include Single-Site Cholecystectomy, colorectal procedures, and a broad base of other general surgery procedures. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include da Vinci Trans-oral Robotic-Assisted Surgery (“TORS”) for throat and base of tongue cancers.
In 2013, approximately 523,000 surgical procedures were performed with the da Vinci Surgical System, compared to approximately 450,000 and 359,000 procedures performed in 2012 and 2011, respectively. The growth in our overall procedure volume in 2013 was driven by the growth in U.S. general surgery procedures, U.S. gynecologic procedures and urology procedures outside of the U.S.

U.S. Procedures
Overall U.S. procedure volume grew to approximately 422,000 in 2013, compared to approximately 367,000 in 2012, and 292,000 in 2011.
Gynecology is our largest U.S. surgical specialty. Overall U.S. gynecology procedure volume grew from approximately 170,000 cases in 2011 to approximately 222,000 in 2012 and to approximately 240,000 in 2013. The growth was driven by adoption of dVH, our highest volume procedure, and other gynecologic procedures, including sacrocolpopexy and myomectomy. U.S. dVH procedure volume grew from approximately 140,000 cases in 2011 to approximately 176,000 cases in 2012 to approximately 191,000 cases in 2013, of which approximately 41,000 were for the treatment of cancer and approximately 150,000 were related to benign conditions. The lower 2013 U.S. gynecology procedure growth rate reflected a number of factors including, but not limited to, dVH for cancer approaching standard of care penetration levels, apparent pressure on benign gynecology hospital admissions, negative media reports, and a trend by payers toward encouraging conservative disease management and treatment in outpatient settings. We estimate the total annual U.S. addressable robotic hysterectomy market to consist of approximately 300,000 procedures previously performed via open surgery, of which approximately 50,000 are for cancer.
Based upon procedure run rates exiting 2013, general surgery is now our second largest and fastest growing specialty in the U.S. Overall U.S. general surgery procedure volume grew from approximately 15,000 cases in 2011 to approximately 42,000 in 2012 and to approximately 81,000 in 2013. Over 800 customers have purchased da Vinci Single-Site instrumentation through the end of 2013.
U.S. urology procedure volume was approximately 85,000 in 2013, compared to approximately 88,000 in 2012, and 93,000 in 2011. We consider dVP to be the standard of care for the surgical treatment of prostate cancer in the U.S. About 58,000 dVPs were performed in 2013, compared to 62,000 in 2012, and 73,000 in 2011. The approximately 15% reduction in 2012 dVP procedures in the U.S. were caused by the U.S. Preventive Services Task Force recommendation against prostate-specific antigen (“PSA”) screening, as well as changes in treatment pattern for low risk prostate cancer away from definitive treatment. U.S. dVP volumes appear to have stabilized throughout 2013.
International Procedures
Overall international procedure volume grew to approximately 101,000 in 2013, compared to approximately 83,000 in 2012 and 68,000 in 2011. dVP accounted for the majority of international procedures, having grown from about 40,000 in 2011, to 47,000 in 2012, and to 56,000 in 2013. Growth in international dVP was driven by higher procedure volumes in Japan, Italy, the United Kingdom and Australia.
Procedure Seasonality
The majority of da Vinci procedures performed are now for benign conditions, most notably benign hysterectomies. The proportion of these benign procedures is growing in relation to the total number of procedures performed. Hysterectomies for benign conditions and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Third quarter activity is also slower given vacation periods, particularly in Europe. As we achieve deeper penetration in certain procedures, seasonality has a more substantial impact on our business.
Business Model
We generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories and service. The da Vinci Surgical System generally sells for between $1.0 million and $2.3 million, depending upon configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers consume our EndoWrist and Single-Site instruments and accessory products used in performing procedures with the da Vinci Surgical System. Our instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We also generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold at an annual rate of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system. These service contracts have generally been renewed at the end of the initial contractual service periods.
Recurring revenue has generally grown at a faster rate than the rate of growth of system revenue. Recurring revenue increased from $979.5 million, or 56% of total revenue in 2011 to $1,245.9 million, or 57% of total revenue in 2012 to $1,430.2 million, or 63% of total revenue in 2013. The increase in recurring revenue relative to system revenue reflects lower 2013 system sales and continuing adoption of procedures on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to 2,966 at December 31, 2013, compared with 2,585 at December 31, 2012, and 2,132 at December 31, 2011.
We provide our products through a direct sales organization in the U.S. and in Europe, excluding Spain, Italy, Greece and Eastern European countries. In January 2012, we acquired our Korean distributor and began selling directly to Korean customers.

Beginning in 2013, we began to provide our products through a direct sales organization in the Czech Republic, Slovakia and Hungary, whereas prior to 2013, these markets were served by a distributor. In the remainder of our world markets, we provide our products through distributors.
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
In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci S Surgical System in Japan.  Until April 2012, we had partnered with the experienced regulatory team from Johnson & Johnson K.K. Medical Company (“JJKK”) to assist in navigating the Japanese regulatory process. In April 2012, the Marketing Authorization Application for da Vinci products was transferred to Intuitive Surgical Japan from JJKK, and Intuitive Surgical Japan now has primary responsibility for regulatory support of our products in Japan. We continue to partner with Adachi Co., Ltd as our separate independent distribution partner for marketing, selling, and servicing our products in Japan. Effective April 2012, we obtained national reimbursement for the dVP procedures in Japan, our only reimbursed procedure to date. In Japan additional procedures are considered for reimbursed status in April of even numbered years as the MHLW considers recommendations and data brought forth from Japanese surgical societies. We do not expect any additional procedures to be granted reimbursement status in the April 2014 cycle. We are supporting the Japanese surgical societies to gather the necessary data for MHLW consideration for reimbursement of additional procedures in the April 2016 cycle. In October 2012, we obtained MHLW approval for da Vinci Si Surgical Systems in Japan. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
FDA Inspection
A FDA inspection of the Company’s facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four observations relating to the reporting of field corrections, information which is to be included on reports of field corrections, written procedures for changes to certain product labeling, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and provided additional evidence of corrective actions to the FDA in response to the Form FDA 483. The FDA issued a Warning Letter, dated July 16, 2013, related to two of the four Form FDA 483 observations asking for additional corrective actions and indicated their intent to perform a follow-up inspection. We have responded to the Warning Letter with plans for corrective action, and continue to provide supplemental responses with objective evidence of corrections as they are completed. In addition, the FDA collected electronic samples of all our advertising and promotional material for review, and to date have taken no action in connection therewith. However, we cannot assure that, upon re-inspection, the FDA will find that our corrective actions are acceptable or that they have been adequately implemented. We also cannot assure that the FDA will not find other observations. The FDA previously inspected our Sunnyvale, CA facilities in January 2012 and did not issue a Form FDA 483 as a result of this inspection.
The receipt of a Warning Letter places certain limits on the ability to obtain FDA issued Certificates to Foreign Government used for new and re-registration of products in certain foreign countries.
Medical Device Reporting
In September of 2012 we contacted the Office of Surveillance and Biometrics (“OSB”) in the FDA Center for Devices and Radiological Health (“CDRH”) regarding proposed changes to our reporting practices for non-injury malfunction Medical Device Reports (“MDRs”). In addition we discussed summary reporting for well characterized events. As a result of the proposed changes, we have increased our reports of device malfunction MDRs, the vast majority of which are related to instruments and not to systems. By definition, none of these device malfunction MDRs involve reportable injuries or deaths. These MDRs are posted on the FDA Manufacturer and User Facility Device Experience (“MAUDE”) database.
In addition, claims brought to our attention by plaintiffs’ attorneys, which contain allegations of patient injury, are required to be investigated. In those cases in which da Vinci was used and the system cannot yet be ruled out as a cause of the alleged injury, these cases are reported to the FDA as MDRs. This has led to increases in MDRs.

We will continue to work with the FDA, CDRH and OSB to establish agreement on reporting criteria and to complete any retrospective reporting that may be required as a result of new criteria. We cannot predict when this work will be completed as it is highly dependent on FDA questions and the acceptance of our responses and data.
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
As we determine whether a field action is reportable in any regulatory jurisdiction, we prepare and submit notifications to the appropriate regulatory agency for the particular jurisdiction. In general, upon submitting required notifications to regulators regarding a field action which is a recall or correction, we will notify customers regarding the field action, provide any additional documentation required in their national language and arrange, as required, return or replacement of the affected product or a field service visit to perform the correction. In some cases actions taken us that we believed to be routine or not reportable may be retrospectively classified by regulators as reportable, resulting in the reporting of additional field actions, which in some cases may have already been completed. In addition, regulators can require the expansion, reclassification or change in scope and language of the field action. Field actions can result in adverse effects on the business including damage to reputation, delays by customers of purchase decisions, reduction or stoppage of use of installed systems, and reduced revenue as well as increased expenses to complete field actions.
2013 Business Events and Trends
Procedures
Overall. During the year ended December 31, 2013, total da Vinci procedures grew approximately 16% compared with 2012, driven by growth in general surgery and gynecology procedures in the U.S. and international urology procedures, partially offset by an approximately 6% reduction in dVP procedures in the U.S.
dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, have led to a decline in our dVP business. During 2013, U.S. dVP procedure volumes appear to have stabilized, with a gradually decreasing trend. These treatment patterns have also impacted our European dVP procedure volumes. dVP is at earlier market penetration stages in the European markets; therefore, we are unable to precisely estimate the extent to which these recommendations and treatment pattern changes may have been adopted by governments or clinicians within non-U.S. jurisdictions.
Benign Gynecology Procedure Adoption Trends. During the year ended December 31, 2013, we experienced lower growth rates in the category of U.S. benign gynecologic procedures than in prior years. The slower 2013 growth rate in the category of U.S. benign gynecologic procedures reflected a number of factors including, but not limited to, apparent pressure on benign gynecology hospital admissions, negative media reports, and a trend by payers toward encouraging conservative disease management and treatment in outpatient settings. We still have a significant remaining market opportunity in benign gynecologic procedures since a large number are still done via open technique. However, as we penetrate more deeply into benign gynecologic procedures, our pace of capturing or consolidating the remaining market is progressing at a slower rate than previously.
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
Environment and Demand for Our Products
During the year ended December 31, 2013, there have been a number of factors that have resulted in slowing growth rates in U.S. benign gynecologic procedures as noted previously. We expect growth in benign procedures to continue at a level below 2012 and could decline further depending on changes in hospital admissions, payer behavior, the impact of the Affordable Care Act and other factors. In the future, demand for da Vinci systems will be impacted by factors including procedure growth rates, economic pressure and uncertainty at hospitals associated with the Affordable Care Act, evolving system utilization and point of care dynamics, likely variability in the timing of Japanese systems sales given the time until potential additional da Vinci procedures will be considered for reimbursement, anticipated in 2016, and changing economic and geopolitical factors.  The European credit and sovereign debt issues have slowed capital sales and curtailed procedure growth during 2012 and through 2013. European uncertainties could adversely impact demand for our products globally.
New Product Introductions
da Vinci Single-Site Instruments. da Vinci Single-Site is a set of non-wristed instruments and accessories that allow the da Vinci Si systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize invasiveness to patients by reducing the number of ports required to enter the body and is typically utilized for less complex surgery than multi-port surgery. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, although physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011, we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The majority of da Vinci Single-Site procedures performed in Europe to date have been cholecystectomies. In December 2011, we received U.S. FDA regulatory clearance to market our Single-Site instrumentation in the U.S. for laparoscopic cholecystectomy procedures. In February 2013, we received FDA clearance to market our Single-Site instruments for benign hysterectomy and salpingo oophorectomy procedures. We are encouraged by hospital, surgeon, and patient interest in da Vinci Single-Site, with over 800 U.S. customers having purchased da Vinci Single-Site kits as of December 31, 2013. However, as these are our initial products targeted towards procedures already highly penetrated by manual MIS techniques, we are not able to predict the extent or pace that da Vinci Single-Site may be adopted.
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
EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for the EndoWrist One Vessel Sealer. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables da Vinci Si surgeons to fully control vessel sealing, while providing the benefits of da Vinci Surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. Clinical response to the EndoWrist One Vessel Sealer has been encouraging, with positive commentary on precision, articulation, vessel sealing quality and thermal spread. We expect applications for the EndoWrist One Vessel Sealer to be centered on general surgery and gynecologic oncology procedures. EndoWrist One Vessel Sealer utilization rates have increased steadily in 2013.
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the stapler. We expect its initial surgical use to be directed towards colorectal procedures. During fiscal 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers. We expect to continue to expand to a broadening set of customers in 2014. Although our first customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45 and we are not able to predict the extent to which the instrument may be adopted.
Recent Media and Lawsuits
Prior to and during the twelve months ended December 31, 2013, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, the adequacy of surgeon training, and the Company’s sales and marketing practices. In addition, as further described below in “Part I, Item 3. Legal Proceedings,” we are currently named as a defendant in about 76 individual product liability lawsuits. Plaintiffs’ attorneys are engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that the training we provide to surgeons helps to ensure that they are able to operate our systems with the requisite skill and expertise. However, the recent negative media publicity likely has and may continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods. We are not able at this time to reasonably estimate the financial impact of this recent negative media publicity.

2013 Financial Highlights

•	Total revenue increased 4% to $2,265.1 million during the year ended December 31, 2013, from $2,178.8 million during the year ended December 31, 2012.

•	Approximately 523,000 da Vinci procedures were performed during the year ended December 31, 2013, up approximately 16% from the year ended December 31, 2012.

•	Instruments and accessories revenue increased 14% to $1,032.9 million during the year ended December 31, 2013 from $903.3 million during the year ended December 31, 2012.

•
Recurring revenue increased 15% to $1,430.2 million during the year ended December 31, 2013, representing 63% of total revenue, from $1,245.9 million during the year ended December 31, 2012, representing 57% of total revenue.

•	We sold 546 da Vinci Surgical Systems during the year ended December 31, 2013, compared with 620 for the year ended December 31, 2012.

•	System revenue decreased 11% to $834.9 million during the year ended December 31, 2013 from $932.9 million during the year ended December 31, 2012.

•	As of December 31, 2013, we had a da Vinci Surgical System installed base of 2,966 systems - 2,083 in the U.S., 476 in Europe, 159 in Japan and 248 in the rest of the world.

•
Operating income decreased 3% to $852.5 million during the year ended December 31, 2013 compared with $878.1 million during the year ended December 31, 2012. Operating income included $168.9 million and $153.3 million during the years ended December 31, 2013 and 2012, respectively, of share-based compensation expense related to employee stock programs.

•
We ended fiscal 2013 with $2,753.9 million in cash, cash equivalents and investments. Cash, cash equivalents, and investments decreased by $166.6 million during 2013 driven by $1,109.2 million used to repurchase and retire 2.6 million shares of common stock and $104.6 million used for capital expenditures, partially offset by cash flow from operations and $160.6 million generated from employee stock programs.

•
We ended fiscal 2013 with 2,792 employees, compared to 2,362 at the end of fiscal 2012. Headcount additions were made predominantly to our manufacturing, R&D organizations and field sales organizations.

Technology and Other Acquisitions
We continue to make strategic acquisitions of intellectual property and related technologies. Total investments in intellectual property and related technologies during the year ended December 31, 2013 were $2.0 million, compared with $41.6 million during the year ended December 31, 2012. Amortization expense related to purchased intellectual property for the years ended December 31, 2013 and 2012 were $21.3 million and $23.1 million, respectively.
On January 11, 2012, we completed the acquisition of our Korean distributor. The total purchase consideration of the acquisition was not material, and the acquisition has not had a material impact on the results of our operations.

Results of Operations
The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions):

	Years Ended December 31,
	2013	% of total revenue	2012	% of total revenue	2011	% of total revenue
Revenue:
Product	$1,867.8	82%	$1,836.2	84%	$1,478.9	84%
Service	397.3	18%	342.6	16%	278.4	16%
Total revenue	2,265.1	100%	2,178.8	100%	1,757.3	100%
Cost of revenue:
Product	543.4	24%	495.3	23%	382.3	22%
Service	127.5	6%	113.2	5%	101.2	6%
Total cost of revenue	670.9	30%	608.5	28%	483.5	28%
Product gross profit	1,324.4	58%	1,340.9	61%	1,096.6	62%
Service gross profit	269.8	12%	229.4	11%	177.2	10%
Gross profit	1,594.2	70%	1,570.3	72%	1,273.8	72%
Operating expenses:
Selling, general and administrative	574.0	25%	522.2	24%	438.8	25%
Research and development	167.7	7%	170.0	8%	140.2	8%
Total operating expenses	741.7	32%	692.2	32%	579.0	33%
Income from operations	852.5	38%	878.1	40%	694.8	39%
Interest and other income, net	18.4	1%	15.8	1%	14.9	1%
Income before taxes	870.9	39%	893.9	41%	709.7	40%
Income tax expense	199.9	9%	237.3	11%	214.6	12%
Net income	$671.0	30%	$656.6	30%	$495.1	28%
Total Revenue
Total revenue increased by 4% during the year ended December 31, 2013 from the year ended December 31, 2012, and by 24% during the year ended December 31, 2012 from the year ended December 31, 2011. Total revenue increased to $2,265.1 million during the year ended December 31, 2013, from $2,178.8 million during the year ended December 31, 2012, and from $1,757.3 million during the year ended December 31, 2011. Total revenue growth for these periods was driven by the continued adoption of da Vinci Surgery, resulting largely from growth in U.S. general surgery procedures, including Cholecystectomy and Colorectal procedures; U.S. gynecologic procedures, including dVH, Sacrocolpopexy and Myomectomy; and dVP in international markets, partially offset by a decline of approximately 15% in dVP procedures in the U.S in 2012 and 6% in 2013. Our lower 2013 revenue growth rate was driven by slower growth in U.S. benign gynecology procedures, which grew at approximately 9% in 2013 compared to approximately 30% in 2012, and lower U.S. da Vinci system sales. The lower 2013 U.S. gynecology procedure growth rate reflected a number of factors including, but not limited to apparent pressure on benign gynecology hospital admissions, negative media reports, and a trend by payers toward encouraging conservative disease management and treatment in outpatient settings. Our lower US system sales were driven by reduced gynecology procedure growth rates and an elongation of the capital sales cycle. We believe the reduction in dVP procedures in the U.S. reflects pressures from reduced levels of PSA testing and increased use of non-surgical disease management. U.S. dVP volumes appear to have stabilized throughout 2013, with a gradually decreasing trend.
Revenue generated in the U.S. accounted for 72%, 79% and 78% of total revenue during the years ended December 31, 2013, 2012 and 2011, respectively. We believe domestic revenue has accounted for the large majority of total revenue primarily due to the ability of patients to choose their provider and method of treatment in the U.S. Our international revenue grew in proportion to U.S. revenue in 2013, primarily due to higher system sales in the Japanese and European markets, higher international instrument and accessory sales driven by increased procedures and lower 2013 system sales in the U.S.

The following table summarizes our revenue and da Vinci Surgical System unit sales information for the years indicated (in millions, except unit sales and percentages):

	Years Ended December 31,
	2013	2012	2011
Revenue
Instruments and accessories	$1,032.9	$903.3	$701.1
Systems	834.9	932.9	777.8
Total product revenue	1,867.8	1,836.2	1,478.9
Services	397.3	342.6	278.4
Total revenue	$2,265.1	$2,178.8	$1,757.3
Recurring revenue	$1,430.2	$1,245.9	$979.5
% of total revenue	63%	57%	56%
Domestic	$1,625.9	$1,726.9	$1,378.7
International	639.2	451.9	378.6
Total revenue	$2,265.1	$2,178.8	$1,757.3
% of Revenue—Domestic	72%	79%	78%
% of Revenue—International	28%	21%	22%
Unit Sales by Region:
Domestic Unit Sales	342	476	400
International Unit Sales	204	144	134
Total Unit Sales	546	620	534
Unit Sales by Model:
da Vinci Si-e—Single console Unit Sales (3 arm)	30	26	16
da Vinci Si—Single console Unit Sales (4 arm)	365	449	384
da Vinci Si—Dual console Unit Sales	145	105	95
Total da Vinci Si Unit Sales	540	580	495
da Vinci S Unit Sales	6	40	39
Total Unit Sales	546	620	534
Unit Sales involving System Trade-ins:
Unit sales involving trade-ins of standard da Vinci Surgical Systems	28	51	65
Unit sales involving trade-ins of da Vinci S Surgical Systems	126	116	88
Total unit sales involving trade-ins	154	167	153
Unit Sales not involving trade-ins	392	453	381
Total Unit Sales	546	620	534
Product Revenue
Product revenue increased to $1,867.8 million during the year ended December 31, 2013, from $1,836.2 million during the year ended December 31, 2012.
Instruments and accessories revenue increased to $1,032.9 million for the year ended December 31, 2013, up 14% compared with $903.3 million for the year ended December 31, 2012. The increase in revenue was driven by an approximate 16% increase in procedure volume and, to a lesser extent, higher initial instrument and accessory orders associated with recently released products, including da Vinci Single-Site, the EndoWrist One Vessel Sealer, and Firefly Fluorescence Imaging products, partially offset by lower initial instrument and accessory stocking orders associated with lower 2013 system units sales and procedure mix.
The growth in our overall procedure volume was driven by growth in U.S. general surgery procedures, U.S. gynecologic procedures and international urology procedures, partially offset by a decline of approximately 6% in U.S. dVP procedures.
Systems revenue decreased to $834.9 million during the year ended December 31, 2013, down 11% from $932.9 million during the year ended December 31, 2012, primarily due to lower U.S. da Vinci Surgical System unit sales, partially offset by higher international system unit sales. During 2013, 342 systems were sold into the U.S., 82 into Europe, 79 into Japan, and 43 into other markets, compared with 476 systems sold into the U.S., 64 into Europe, 40 into Japan, and 40 into other markets in 2012. The demand for systems is ultimately driven by da Vinci surgical procedure volume and is highly sensitive to changes in procedure growth rates. The decline in U.S. system sales in 2013 was largely driven by moderating growth in the category of benign gynecologic procedures (as described in the Procedures section) resulting in fewer systems sales required to be sold into the installed base to expand capacity. In addition, hospital capital spending appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act, economic pressures, and negative media reports. The 2013 average selling price (“ASP”) of approximately $1.52 million was slightly higher than last year’s ASP of approximately $1.49 million driven by product and geographic mix.
Product revenue increased to $1,836.2 million during the year ended December 31, 2012, from $1,478.9 million during the year ended December 31, 2011.
Instruments and accessories revenue increased to $903.3 million for the year ended December 31, 2012, up 29% compared with $701.1 million for the year ended December 31, 2011. The increase in revenue was driven by an approximate 25% increase in procedure volume and, to a lesser extent, higher initial instrument and accessory stocking orders associated with recently released instrument and accessory products, including da Vinci Single-Site, the EndoWrist One Vessel Sealer, and Firefly Fluorescence Imaging products, as well as higher initial instrument and accessory stocking orders associated with higher 2012 system units sales.
The growth in our overall procedure volume was driven by growth in U.S. gynecologic procedures, U.S. general surgery procedures, and international dVP procedures, partially offset by a decline of approximately 15% in U.S. dVP procedures.
Systems revenue increased to $932.9 million during the year ended December 31, 2012, up 20% from $777.8 million during the year ended December 31, 2011, primarily due to the sale of 86 more systems in 2012. 620 da Vinci Surgical Systems were sold in 2012, compared to 534 in 2011. The 2012 ASP of approximately $1.49 million was higher than 2011’s ASP of approximately $1.44 million driven by product, geographic, and trade-in mix. A higher proportion of 2012 system sales included Firefly Fluorescence Imaging configurations, which have higher prices than standard HD vision configurations. 167 used da Vinci models were traded in as part of 2012 system sales transactions, compared to 153 in 2011.
Service Revenue
Service revenue, comprised primarily of system service and customer training, increased 16% to $397.3 million for the year ended December 31, 2013, from $342.6 million for the year ended December 31, 2012. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue in 2013 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.
Service revenue, comprised primarily of system service and customer training, increased 23% to $342.6 million for the year ended December 31, 2012, from $278.4 million for the year ended December 31, 2011. Higher service revenue for 2012 was driven by a larger base of da Vinci Surgical Systems producing contract service revenue.
Gross Profit
Product gross profit during the year ended December 31, 2013 decreased 1% to $1,324.4 million, or 70.9% of product revenue, compared with $1,340.9 million, or 73.0% of product revenue, during the year ended December 31, 2012. The lower 2013 product gross margin largely reflected the impact of the new U.S. medical device excise tax and lower gross margins earned on recently released instrument and accessory products. Product cost of revenue for the twelve months ended December 31, 2013 included $21.0 million related to the U.S. medical device excise tax, which became effective January 1, 2013. 2013 product revenue included a higher proportion of recently introduced instrument and accessory products which yield lower gross margin percentages, particularly Single-Site Instruments and the EndoWrist One Vessel Sealer. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based market conditions, volume, and complexity of the product. Product gross profit for the year ended December 31, 2013, and 2012 reflected share-based compensation expense of $17.6 million and $14.1 million, respectively.
Service gross profit during the year ended December 31, 2013, increased to $269.8 million, or 67.9% of service revenue, compared with $229.4 million, or 67.0% of service revenue during the year ended December 31, 2012. The higher 2012 service gross profit was driven by higher service revenue as described above. The higher 2013 gross service profit percentage was primarily driven by lower service parts consumption rates. Service gross profit during the years ended December 31, 2013 and 2012, reflected share-based compensation expense of $12.7 million and $12.9 million, respectively.
Product gross profit during the year ended December 31, 2012, increased 22% to $1,340.9 million, or 73.0% of product revenue, compared with $1,096.6 million, or 74.1% of product revenue, during the year ended December 31, 2011. The higher product gross profit was driven by higher 2012 product revenue, as described above. The lower 2012 product gross profit margin primarily reflects the introduction of newly launched products possessing lower margins at their introduction point, particularly da Vinci Single-Site Instruments and the EndoWrist One Vessel Sealer. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. As volumes increase, and as we refine the manufacturing processes and products, we would expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based on the volume and complexity of the newer products. Product gross profit for the year ended December 31, 2012 and 2011, reflected share-based compensation expense of $14.1 million and $12.3 million, respectively.
Service gross profit during the year ended December 31, 2012, increased to $229.4 million, or 67.0% of service revenue, compared with $177.2 million, or 63.7% of service revenue during the year ended December 31, 2011. The higher 2012 service gross profit was driven by a larger installed base. The higher 2012 gross service profit margin was primarily driven by lower service parts consumption and costs associated with field upgrades. Service gross profit during the years ended December 31, 2012 and 2011, reflected share-based compensation expense of $12.9 million and $11.0 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.
Selling, general and administrative expenses for the year ended December 31, 2013 increased 10% to $574.0 million compared to $522.2 million for the year ended December 31, 2012. The increase was primarily due to organizational growth to support our expanding business, particularly in the clinical field sales function, regulatory activity, and higher legal costs related to pending or threatened litigation, and higher non-cash share-based compensation expenses, partially offset by lower employee incentive costs. Share-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2013 and 2012, were $101.4 million and $93.1 million, respectively.
Selling, general and administrative expenses for the year ended December 31, 2012, increased 19% to $522.2 million compared to $438.8 million for the year ended December 31, 2011. The increase in absolute dollars was due to organizational growth to support our expanding business, particularly in the clinical field sales function, higher commissions related to higher revenue levels, and higher non-cash share-based compensation expenses. Share-based compensation expense charged to sales, general and administrative expenses during the years ended December 31, 2012 and 2011 were $93.1 million and $84.3 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products. These enhancements represent significant improvements to our products.
Research and development expenses during the year ended December 31, 2013, decreased 1% to $167.7 million compared to $170.0 million during the year ended December 31, 2012. The decrease was due to lower 2013 incentive compensation, amortization of intangible assets, and prototype expenses, partly offset by higher share-based compensation. Share-based compensation expense charged to research and development expense during the years ended December 31, 2013 and 2012, were $37.2 million and $33.2 million, respectively. Amortization expense related to purchased intellectual property during the years ended December 31, 2013 and 2012, were $10.8 million and $13.8 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including co-development arrangements with industry partners, is expected to increase in the future.
Research and development expenses during the year ended December 31, 2012, increased 21% to $170.0 million compared to $140.2 million during the year ended December 31, 2011. The increases in absolute dollars were due to the growth in our research and development organization and higher prototype costs directed at the development of new products including our vessel sealing and stapling products, as well as our da Vinci Single-Site instruments, and higher share-based compensation expenses. Share-based compensation expense charged to research and development expense during the years ended December 31, 2012 and 2011, were $33.2 million and $28.8 million, respectively. Amortization expense related to purchased intellectual property during the years ended December 31, 2012 and 2011, were $13.8 million and $13.4 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including co-development arrangements with industry partners, will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, was $18.4 million during the year ended December 31, 2013, compared to $15.8 million for the year ended December 31, 2012. Higher interest and other income, net for the year ended December 31, 2013 was driven by higher 2013 interest income earned in 2013.
Interest and other income, net, was $15.8 million during the year ended December 31, 2012, compared to $14.9 million for the year ended December 31, 2011. Higher interest and other income, net for the year ended December 31, 2012 was driven by higher 2012 interest income earned on higher cash and investment balances.

Income Tax Expense
Our income tax expense was $199.9 million, $237.3 million and $214.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. The effective tax rate for 2013 was approximately 23.0% compared with 26.5% for 2012, and 30.2% for 2011. Our tax rates for all these periods differed from the U.S. federal statutory rate of 35% due primarily to income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes net of federal benefit. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax. In addition, our 2013 and 2012 tax provision reflected net tax benefits of $26.7 million and $38.0 million, respectively, associated with the reversal of unrecognized tax benefits and interests resulting from expiration of statutes of limitations in multiple jurisdictions. Our 2013 tax provision also included a net tax benefit of $8.2 million related to 2012 federal research and development (“R&D”) credit which was retroactively reinstated during the first quarter of 2013. Our 2012 tax provision reflected $8.5 million benefits related to certain previously unrecognized tax benefits and associated interest as a result of new IRS guidance issued in the first quarter of 2012.
A valuation allowance was recorded against the Company's California deferred tax assets because it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor. We will continue to monitor and reassess the need for further increases or decreases to the valuation allowance. As of December 31, 2013 and 2012, we had valuation allowances of $7.2 million and $6.0 million, respectively, primarily on California deferred tax assets.
We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which years before 2008 are considered closed. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they reverse.
We are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcome of these audits cannot be predicted with certainty. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and the exercise of stock options. Cash and cash equivalents plus short and long-term investments increased from $2,171.8 million at December 31, 2011, to $2,920.5 million at December 31, 2012, and decreased to $2,753.9 million at December 31, 2013. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.
As of December 31, 2013, $669.2 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.

Consolidated Cash Flow Data

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by (used in)
Operating activities	$880.0	$814.2	$677.6
Investing activities	259.0	(845.7)	(479.0)
Financing activities	(910.6)	119.2	(12.4)
Effect of exchange rates on cash and cash equivalents	—	0.2	(0.2)
Net increase in cash and cash equivalents	$228.4	$87.9	$186.0
Operating Activities
During the year ended December 31, 2013, cash flow from operations of $880.0 million exceeded our net income of $671.0 million for two primary reasons:

1.
Our net income included substantial non-cash charges in the form of share-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $231.0 million during the year ended December 31, 2013.

2.	Cash used in working capital during the year ended December 31, 2013 was approximately $22.0 million.
Working capital is comprised primarily of accounts receivable, inventory, deferred revenue and other liabilities. Accounts receivable decreased by $68.9 million, or 19%, in 2013 reflecting timing of our system sales. Inventory increased by $58.1 million, or 48%, in 2013 due to expanded product offerings and safety stocks acquired for key components. Deferred revenue, which includes deferred service revenue that is being recognized as revenue over the service contract period, increased $15.3 million, or 8%, in 2013 primarily due to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $35.1 million in 2013 primarily due to timing of vendor, tax and employee compensation payments during 2013.
During the year ended December 31, 2012, cash flow from operations of $814.2 million exceeded our net income of $656.6 million for two primary reasons:

1.
Our net income included substantial non-cash charges in the form of share-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $223.1 million during the year ended December 31, 2012.

2.	Cash used in working capital during the year ended December 31, 2012 was approximately $65.5 million.
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
During the year ended December 31, 2011, cash flow from operations of $677.6 million exceeded our net income of $495.1 million for two primary reasons:

1.
Our net income included substantial non-cash charges in the form of share-based compensation, amortization of intangible assets, taxes and depreciation. These non-cash charges totaled $202.4 million during the year ended December 31, 2011.

2.	Cash used in working capital during the year ended December 31, 2011 was approximately $19.9 million.
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
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2013 consisted primarily of proceeds from the sales and maturities of investments (net of purchases of investments) of $363.6 million, less purchases of property and equipment and licensing of intellectual property of $104.6 million. Net cash used in investing activities during the years ended December 31, 2012 and 2011, consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $703.9 million and $396.1 million, respectively, less purchases of property and equipment and licensing of intellectual property of $114.2 million and $82.9 million, respectively. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds. We are not a capital-intensive business.
Financing Activities
Net cash used in financing activities in 2013 consisted primarily of $1,109.2 million used for the repurchase of 2.6 million shares of our common stock through open market transactions, offset by proceeds from stock option exercises and employee stock purchases of $160.6 million and excess tax benefits from share-based compensation of $38.0 million. Net cash proceeds provided by financing activities in 2012 consisted primarily of stock option exercises and employee stock purchases of $263.3 million, excess tax benefits from share-based compensation of $94.2 million, offset by $238.3 million used for the repurchase of 0.4 million shares of our common stock through open market transactions. Net cash used in financing activities in 2011 consisted primarily of $331.8 million used for the repurchase of 1.0 million shares of our common stock through open market transactions, offset by proceeds from stock option exercises and employee stock purchases of $260.6 million and excess tax benefits from share-based compensation of $58.8 million.
Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products investments. In 2013, we made substantial investments in our commercial operations, product development activities, facilities and intellectual property. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations as of December 31, 2013 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating leases	$11.1	$4.9	$5.2	$1.0
Purchase commitments and obligations	268.3	268.1	0.2	—
Total contractual obligations	$279.4	$273.0	$5.4	$1.0
Operating leases. We lease office spaces in the U.S., Switzerland, Mexico, Japan, China, and Korea. We also lease automobiles for certain sales and field service employees. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year.
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
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires us to make judgments, estimates and assumptions. See “Note 2. Summary of Significant Accounting Policies,” in Notes to the Consolidated Financial Statements, which is included in “Item 8. Financial Statements and Supplementary Data,” which describes our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

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
All of the securities classified as Level 3 instruments are municipal bonds with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets are student loans which are substantially backed by the federal government. These ARS represent less than 1% of our total investment portfolio as of December 31, 2013. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. We have valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of December 31, 2013, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. Changes in associated market value have been recorded through other comprehensive income. If market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges in our income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
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
No significant impairment charges were recorded during the years ended December 31, 2013, 2012, and 2011. As of December 31, 2013 and 2012, our cumulative unrealized gains related to our investments classified as available-for-sale, net of tax, was approximately $1.7 million and $6.2 million, respectively.

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
Similarly, management makes estimates of the collectibility of accounts receivable, especially analyzing the aging and nature of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.
Inventory valuation. Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on the results of our operations.
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
Identifiable intangible assets with finite lives are subject to impairment testing and are reviewed for impairment when events or circumstances indicate that the carrying value of an asset is not recoverable and its carrying amount exceeds its fair value. We evaluate the recoverability of the carrying value of these identifiable intangibles based on estimated undiscounted cash flows to be generated from such assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges.
We have intangible assets and goodwill. The valuation and classification of these assets and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2013, 2012, and 2011. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.
Revenue recognition. We frequently enter into revenue arrangements that contain multiple elements or deliverables such as system and services. Judgments related to how the arrangement consideration should be allocated to the multiple elements of the arrangement, including the determination of whether any undelivered elements are essential to the functionality of the delivered elements, and the timing of revenue recognition are critical in order to ensure compliance with U.S. GAAP. Changes to the elements in an arrangement and the ability to establish objective and reliable evidence of fair value for those elements could affect the timing of revenue recognition. Revenue recognition also depends on the timing of shipment, and is subject to customer acceptance. If shipments are not made on schedule, or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.
For multiple element arrangements, we allocate revenue to all deliverables based on their relative selling prices. Because we have neither vendor-specific objective evidence (“VSOE”) nor third-party evidence of selling price (“TPE”) for our systems, the allocation of revenue to the system element is based on management's best estimate of selling prices (“ESP”). The objective of ESP is to determine the price at which we would transact a sale had the product been sold on a stand-alone basis. We determine ESP for our systems by considering multiple factors, including but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. We review ESP regularly and maintain internal controls over the establishment and updates of these estimates. Significant judgment is applied in determining ESP and any material changes in the judgments made could significantly affect the allocation of revenue to the different elements of our multiple element arrangements.
Hedge Accounting for Derivatives. We utilize foreign currency forward exchange contracts to hedge certain anticipated foreign currency sales transactions. When specific criteria required by relevant accounting standards have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income (“OCI”) rather than net income until the underlying hedged transaction affects net income. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When we determine that the transactions are no longer probable within a certain time-frame, we are required to reclassify the cumulative changes in the fair values of the related hedge contracts from other comprehensive income to net income.
Accounting for stock options. We account for share-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements. The assumptions for expected volatility and expected term are the two assumptions that most significantly affect the grant date fair value of stock options. Changes in expected risk-free rate of return do not significantly impact the calculation of fair value, and determining this input is not highly subjective.
We use implied volatility based on freely traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of relying on implied volatility, we considered the following:

•	the sufficiency of the trading volume of freely traded options;

•	the ability to reasonably match the terms, such as the date of the grant and the exercise price of the freely traded options to options granted; and

•	the length of the term of the freely traded options used to derive implied volatility.
The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to exercise. We determine expected term based on historical exercise patterns and our expectation of the time it will take for employees to exercise options still outstanding.
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
Changes in these subjective assumptions can materially affect the estimate of fair value of stock options and, consequently, the related amount of share-based compensation expense recognized on the Consolidated Statements of Income.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is less than a 50% likelihood, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. As of December 31, 2013, we believe it is more likely than not that our deferred tax assets ultimately will be recovered with the exception of our California deferred tax assets. We believe that due to the computation of California taxes under the single sale factor, it is more likely than not that our California deferred tax assets will not be realized. Should there be a change in our ability to recover our deferred tax assets, our tax provision would be affected in the period in which such change takes place.
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

RECENT ACCOUNTING PRONOUNCEMENTS
See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and taxable or tax exempt municipal bonds (some of which may have an auction reset feature). The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments excluding auction rate securities as of December 31, 2013 was approximately 1.3 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $7.7 million as of December 31, 2013. We do not utilize derivative financial instruments to manage our interest rate risks.
The uncertain financial markets have resulted in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.
As of December 31, 2013, we held approximately $7.4 million of municipal bonds with an auction reset feature whose underlying assets are student loans that are substantially backed by the federal government. These ARS represent less than 1% of our total investment portfolio. In February 2008, the auction market failed and the ARS therefore continue to be illiquid. We will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited. If the issuers are unable to service their current obligations, raise funds in the future and/or maintain their credit ratings, we may in the future be required to record an impairment charge on these investments.
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
For the year ended December 31, 2013, sales denominated in foreign currencies were approximately 11% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. For the year ended December 31, 2013, our revenue would have decreased by approximately $8.1 million if the U.S. dollar exchange rate would have strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after taking into account hedges and offsetting positions as of December 31, 2013 would have resulted in a $4.6 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuitive Surgical, Inc.
We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuitive Surgical, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 3, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
San Francisco, California
February 3, 2014

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$782.1	$553.7
Short-term investments	621.4	770.7
Accounts receivable, net of allowances of $0.5 and $3.0 at December 31, 2013 and 2012, respectively	301.4	370.3
Inventory	179.6	121.5
Prepaids and other current assets	38.3	67.3
Deferred tax assets	9.6	9.3
Total current assets	1,932.4	1,892.8
Property, plant and equipment, net	309.9	241.8
Long-term investments	1,350.4	1,596.1
Long-term deferred tax asset	126.1	87.0
Intangible and other assets, net	94.1	103.4
Goodwill	137.4	138.1
Total assets	$3,950.3	$4,059.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46.2	$57.6
Accrued compensation and employee benefits	70.7	104.0
Deferred revenue	200.1	185.7
Other accrued liabilities	63.9	54.3
Total current liabilities	380.9	401.6
Other long-term liabilities	68.0	77.5
Total liabilities	448.9	479.1
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 38.2 shares and 40.2 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	2,519.9	2,240.1
Retained earnings	979.4	1,333.4
Accumulated other comprehensive income	2.1	6.6
Total stockholders’ equity	3,501.4	3,580.1
Total liabilities and stockholders’ equity	$3,950.3	$4,059.2
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Product	$1,867.8	$1,836.2	$1,478.9
Service	397.3	342.6	278.4
Total revenue	2,265.1	2,178.8	1,757.3
Cost of revenue:
Product	543.4	495.3	382.3
Service	127.5	113.2	101.2
Total cost of revenue	670.9	608.5	483.5
Gross profit	1,594.2	1,570.3	1,273.8
Operating expenses:
Selling, general and administrative	574.0	522.2	438.8
Research and development	167.7	170.0	140.2
Total operating expenses	741.7	692.2	579.0
Income from operations	852.5	878.1	694.8
Interest and other income, net	18.4	15.8	14.9
Income before taxes	870.9	893.9	709.7
Income tax expense	199.9	237.3	214.6
Net income	$671.0	$656.6	$495.1
Net income per share:
Basic	$17.12	$16.50	$12.63
Diluted	$16.73	$15.98	$12.32
Shares used in computing net income per share:
Basic	39.2	39.8	39.2
Diluted	40.1	41.1	40.2
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years Ended December 31,
	2013	2012	2011
Net income	$671.0	$656.6	$495.1
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)	—	0.6	(0.3)
Available-for-sale investments:
Change in unrealized gains (losses), net of tax	(3.9)	5.0	1.4
Less: Reclassification adjustment for gains (losses) on investments recognized during the year	(0.6)	0.1	(1.6)
Net change, net of tax effect	(4.5)	5.1	(0.2)
Derivative instruments:
Change in unrealized gains (losses)	(1.8)	(1.1)	0.5
Less: Reclassification adjustment for gains (losses) on derivative instruments recognized during the year, net of tax	1.8	1.1	(0.7)
Net change, net of tax effect	—	—	(0.2)
Other comprehensive income (loss)	(4.5)	5.7	(0.7)
Total comprehensive income	$666.5	$662.3	$494.4
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN MILLIONS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances at December 31, 2010	38.9	$—	$1,316.9	$718.9	$1.6	$2,037.4
Issuance of common stock upon exercise of options and under stock purchase plan	1.4		260.6			260.6
Income tax benefit from stock option exercises			48.6			48.6
Share-based compensation expense related to employee stock plans			136.4			136.4
Repurchase and retirement of common stock	(1.0)		(19.7)	(312.1)		(331.8)
Net income				495.1		495.1
Other comprehensive income (loss)					(0.7)	(0.7)
Balances at December 31, 2011	39.3	$—	$1,742.8	$901.9	$0.9	$2,645.6
Issuance of common stock upon exercise of options and under stock purchase plan	1.3		263.3			263.3
Income tax benefit from stock option exercises			93.9			93.9
Share-based compensation expense related to employee stock plans			153.3			153.3
Repurchase and retirement of common stock	(0.4)		(13.2)	(225.1)		(238.3)
Net income				656.6		656.6
Other comprehensive income (loss)					5.7	5.7
Balances at December 31, 2012	40.2	$—	$2,240.1	$1,333.4	$6.6	$3,580.1
Issuance of common stock upon exercise of options and under stock purchase plan	0.6		160.6			160.6
Income tax benefit from stock option exercises			34.5			34.5
Share-based compensation expense related to employee stock plans			168.9			168.9
Repurchase and retirement of common stock	(2.6)		(84.2)	(1,025.0)		(1,109.2)
Net income				671.0		671.0
Other comprehensive income (loss)					(4.5)	(4.5)
Balances at December 31, 2013	38.2	$—	$2,519.9	$979.4	$2.1	$3,501.4
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$671.0	$656.6	$495.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46.0	34.7	28.7
Amortization of intangible assets	21.3	23.1	17.8
Accretion of discounts and amortization of premiums on investments, net	36.8	33.1	22.6
Deferred income taxes	(38.5)	(20.8)	7.1
Income tax benefits from employee stock option plans	34.5	93.9	48.6
Excess tax benefit from share-based compensation	(38.0)	(94.2)	(58.8)
Share-based compensation expense	168.9	153.3	136.4
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	68.9	(68.9)	(51.1)
Inventory	(70.0)	(7.1)	(25.3)
Prepaids and other assets	(5.0)	(37.1)	(9.4)
Accounts payable	(8.9)	8.4	10.3
Accrued compensation and employee benefits	(33.3)	21.0	19.6
Deferred revenue	15.2	30.5	28.1
Other accrued liabilities	11.1	(12.3)	7.9
Net cash provided by operating activities	880.0	814.2	677.6
Investing activities:
Purchase of investments	(1,443.7)	(1,833.9)	(1,532.2)
Proceeds from sales of investments	984.9	329.8	444.3
Proceeds from maturities of investments	822.4	800.2	691.8
Purchase of property, plant and equipment, intellectual property and business	(104.6)	(141.8)	(82.9)
Net cash provided by (used in) investing activities	259.0	(845.7)	(479.0)
Financing activities:
Proceeds from issuance of common stock, net	160.6	263.3	260.6
Excess tax benefit from share-based compensation	38.0	94.2	58.8
Repurchase and retirement of common stock	(1,109.2)	(238.3)	(331.8)
Net cash (used in) provided by financing activities	(910.6)	119.2	(12.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.2	(0.2)
Net increase in cash and cash equivalents	228.4	87.9	186.0
Cash and cash equivalents, beginning of year	553.7	465.8	279.8
Cash and cash equivalents, end of year	$782.1	$553.7	$465.8

Supplemental cash flow information:
Income taxes paid	$194.1	$226.1	$152.0
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. designs, manufactures, and markets da Vinci® Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that the Company considers an advanced generation of surgery. This advanced generation of surgery, which the Company calls da Vinci surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and Three Dimensional (“3-D”), High-Definition (“HD”) vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation and recognition of investments, the valuation of the revenue and allowance for sales returns and doubtful accounts, the estimation of hedging transactions, the valuation of inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of share-based compensation and the recognition and measurement of current and deferred income tax assets and liabilities. Actual results could differ materially from these estimates.
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
The Company’s accounts receivable are derived from net revenue to customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2013 and 2012, 66% and 79%, respectively, of accounts receivable were from domestic customers. No single customer represented more than 10% of net accounts receivable as of December 31, 2013 and 2012.
During the years ended December 31, 2013, 2012, and 2011, domestic revenue accounted for 72%, 79%, and 78%, respectively, of total revenue, while international revenue accounted for 28%, 21%, and 22%, respectively, of total revenue for each of the years then ended. No single customer represented more than 10% of total revenue for the years ended December 31, 2013, 2012, and 2011.
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
Other-than-temporary impairment. All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the extent and length of time the investment's fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior the expected recovery of the investment's amortized cost basis. During the years ended December 31, 2013, 2012, and 2011, the Company did not record any significant other-than-temporary impairment charges on its available-for-sale securities because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis.
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
Where Level 1 and Level 2 inputs are not available, the Company used a discounted cash flow model based on data available, including interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding period for Level 3 securities. The only Level 3 securities consist of municipal bonds with an ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently being actively traded and therefore do not have a readily determinable market value. The Company recognizes transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
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
Inventory
Inventory is stated at the lower of cost or market on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Building	Up to 30 years
Building improvements	Up to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Equipment and furniture	5 years
Computer equipment	3 years
Enterprise-wide software	5 years
Purchased software	Lesser of 3 years or life of license

Depreciation expense for years ended December 31, 2013, 2012, and 2011 was $46.0 million, $34.7 million, and $28.7 million, respectively.
Capitalized Software Costs for Internal Use
Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of $6.6 million and $4.1 million during the years ended December 31, 2013 and 2012, respectively. Upon being placed in service, these costs are depreciated over an estimated useful life of up to 5 years.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually during the fourth fiscal quarter, or as circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2013, there has been no impairment of goodwill.
The Company does not have intangible assets with indefinite useful lives other than goodwill. The Company’s intangible assets are comprised of purchased intellectual property. These intangible assets are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from approximately 1 to 7 years.
Impairment of Long-lived assets
The Company evaluates long-lived assets, which include amortizable intangible and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No material impairment losses were incurred in the periods presented.
Revenue Recognition
The Company’s revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectibility is reasonably assured. The Company generally recognizes revenue at the following points in time:

•
System sales. For systems sold directly to end customers, revenue is recognized when acceptance occurs, which is deemed to have occurred upon the customer acknowledging delivery or installation, depending on the terms of the arrangement. For systems sold through distributors, revenue is recognized when title and risk of loss has transferred, which generally occurs at the time of shipment. Distributors do not have price protection rights and the Company’s system arrangements generally do not provide a rights of return. The da Vinci Surgical Systems are delivered with a software component. However, since the software and non-software elements function together to deliver the system’s essential functionality, the Company's arrangements are excluded from being accounted for under software revenue recognition guidance.

•
Instruments and accessories. Revenue from sales of instruments and accessories is generally recognized at the time of shipment. The Company allows its customers in the normal course of business to return unused products for a limited period of time subsequent to initial purchase and records an allowance against revenue recognized based on historical experience.

•	Service. Service revenue is recognized ratably over the term of the service period. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.
The Company offers its customers the opportunity to trade in their older systems for credit towards the purchase of a newer generation system. The Company generally does not provide specified price trade-in rights or upgrade rights at the time of system purchase. Such trade-in or upgrade transactions are separately negotiated based on the circumstances at the time of the trade-in or upgrade, based on the then fair value of the system, and are generally not based on any pre-existing rights granted by the Company. Accordingly, such trade-ins and upgrades are not considered as separate deliverables in the arrangement for a system sale.
As part of a trade-in transaction, the customer receives a new generation system in exchange for its older used system. The trade-in credit is negotiated at the time of the trade-in and is applied towards the purchase price of the new generation unit. Traded-in systems can be reconditioned and resold. The Company accounts for trade-ins consistent with the guidance in AICPA Technical Practice Aid 5100.01, Equipment Sales Net of Trade-Ins (“TPA 5100.01”). The Company applies the accounting guidance by crediting system revenue for the negotiated price of the new generation system, while the difference between (a) the trade-in allowance and (b) the net realizable value of the traded-in system less a normal profit margin is treated as a sales allowance. The value of the traded-in system is determined as the amount, after reconditioning costs are added, will allow a normal profit margin on the sale of the reconditioned unit to be generated. When there is no market for the traded-in units, no value is assigned. Traded-in units are reported as a component of inventory until reconditioned and resold, or otherwise disposed.
In addition, customers may also have the opportunity to upgrade their systems, for example, by adding a fourth arm to a three-arm system, adding a second surgeon console for use with the da Vinci Si Surgical System or adding new vision systems to the standard da Vinci and da Vinci S Surgical Systems. Such upgrades are performed by completing component level upgrades at the customer’s site. Upgrade revenue is recognized when the component level upgrades are complete and all revenue recognition criteria are met.
For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specified objective evidence (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management's best estimate of the selling price (“ESP”) when VSOE and TPE do not exist.
Because the Company has neither VSOE nor TPE for its systems, the allocation of revenue is based on ESP for the systems sold. The objective of ESP is to determine the price at which the Company would transact a sale, had the product been sold on a stand-alone basis. The Company determines ESP for its systems by considering multiple factors, including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. The Company regularly reviews ESP and maintains internal controls over the establishment and updates of these estimates.
Share-Based Compensation
The Company accounts for share-based employee compensation plans using the fair value recognition and measurement provisions under U.S. GAAP. The Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.
Expected Term: The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The Company determines expected term based on historical exercise patterns and its expectation of the time it will take for employees to exercise options still outstanding.
Expected Volatility: The Company uses market-based implied volatility for purposes of valuing options granted. Market-based implied volatility is derived based on at least one-year traded options on the Company’s common stock. The extent to which the Company relies on market-based volatility when valuing options, depend among other things, on the availability of traded options on the Company’s stock and the term of such options. Due to sufficient volume of the traded options, the Company used 100% market-based implied volatility to value options granted, which the Company believes is more representative of future stock price trends than historical volatility.
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
See “Note 8. Share-Based Compensation,” for a detailed discussion of our share-based employee compensation plans and share-based compensation expense.
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

Foreign Currency and Other Hedging Instruments
For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date and revenues and expenses are translated using average exchange rates in effect during the quarter. Gains and losses from foreign currency translation are included in accumulated other comprehensive income within stockholders’ equity in the Consolidated Balance Sheets. For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange gain or loss, which is recorded to interest and other income, net in the same accounting period that the re-measurement occurred.
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
The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income (loss) (“OCI”) until the hedged item is recognized in earnings. Derivative instruments designated as cash flow hedges are de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into earnings through interest and other income, net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings.
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
Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2013 and 2012, over 94% and 97% of all long-lived assets were maintained in the United States. For the years ended December 31, 2013, 2012, and 2011, 72%, 79%, and 78%, respectively, of net revenue were generated in the United States.
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
Effective January 1, 2013, the Company adopted the accounting guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company elected to present the information in the notes to the Company’s consolidated financial statements.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2013 and 2012 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2013
Cash	$247.8	$—	$—	$247.8	$247.8	$—	$—
Level 1:
Money market funds	516.2	—	—	516.2	516.2	—	—
U.S. Treasuries & corporate equity securities	65.4	—	(0.3)	65.1	—	25.5	39.6
Subtotal	581.6	—	(0.3)	581.3	516.2	25.5	39.6
Level 2:
Commercial paper	100.2	—	—	100.2	18.1	82.1	—
Corporate securities	844.7	2.9	(1.9)	845.7	—	227.7	618.0
U.S. government agencies	352.2	0.7	(0.7)	352.2	—	84.7	267.5
Non-U.S. government securities	67.7	0.2	(0.1)	67.8	—	41.2	26.6
Municipal securities	550.1	1.5	(0.1)	551.5	—	160.2	391.3
Subtotal	1,914.9	5.3	(2.8)	1,917.4	18.1	595.9	1,303.4
Level 3:
Auction rate securities	8.0	—	(0.6)	7.4	—	—	7.4
Subtotal	8.0	—	(0.6)	7.4	—	—	7.4
Total assets measured at fair value	$2,752.3	$5.3	$(3.7)	$2,753.9	$782.1	$621.4	$1,350.4

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2012
Cash	$89.7	$—	$—	$89.7	$89.7	$—	$—
Level 1:
Money market funds	388.1	—	—	388.1	388.1	—	—
U.S. Treasuries & corporate equity securities	179.2	0.2	—	179.4	—	155.4	24.0
Subtotal	567.3	0.2	—	567.5	388.1	155.4	24.0
Level 2:
Commercial paper	157.4	—	—	157.4	75.9	81.5	—
Corporate securities	952.1	5.8	(0.4)	957.5	—	274.6	682.9
U.S. government agencies	636.9	2.6	—	639.5	—	133.6	505.9
Non-U.S. government securities	90.8	0.5	—	91.3	—	21.8	69.5
Municipal securities	409.3	1.1	(0.2)	410.2	—	103.8	306.4
Subtotal	2,246.5	10.0	(0.6)	2,255.9	75.9	615.3	1,564.7
Level 3:
Auction rate securities	8.0	—	(0.6)	7.4	—	—	7.4
Subtotal	8.0	—	(0.6)	7.4	—	—	7.4
Total assets measured at fair value	$2,911.5	$10.2	$(1.2)	$2,920.5	$553.7	$770.7	$1,596.1

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments, excluding corporate equity securities, at December 31, 2013 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,154.6	$1,155.7
Mature in one to five years	1,341.9	1,343.0
Mature in after five years	8.0	7.4
Total	$2,504.5	$2,506.1
Realized gains, net of tax, recognized on the sale of investments during the year ended December 31, 2013 was $0.6 million. Realized losses, net of tax, recognized on the sale of investments during the year ended December 31, 2012 was $0.1 million. Realized gains, net of tax, recognized on the sale of investments during the year ended December 31, 2011 was $1.6 million.
As of December 31, 2013 and 2012, unrealized gains on investments, net of tax, of $1.7 million and $6.2 million, respectively, were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale investments with unrealized losses at December 31, 2013 and 2012 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$245.3	$(1.9)	$9.5	$—	$254.8	$(1.9)
U.S. government and agency securities	142.8	(1.0)	—	—	142.8	(1.0)
Municipal securities	37.6	(0.1)	—	—	37.6	(0.1)
Non-U.S. government securities	18.7	(0.1)	—	—	18.7	(0.1)
Auction rate securities	—	—	7.4	(0.6)	7.4	(0.6)
	$444.4	$(3.1)	$16.9	$(0.6)	$461.3	$(3.7)
December 31, 2012
Corporate securities	$148.5	$(0.2)	$8.4	$(0.2)	$156.9	$(0.4)
Municipal securities	127.0	(0.2)	—	—	127.0	(0.2)
Commercial paper	27.1	—	—	—	27.1	—
Non-U.S. government securities	3.8	—	—	—	3.8	—
U.S. government agencies	15.3	—	—	—	15.3	—
Auction rate securities	—	—	7.4	(0.6)	7.4	(0.6)
	$321.7	$(0.4)	$15.8	$(0.8)	$337.5	$(1.2)
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

The following table provides reconciliation for all assets measured at fair value using significant unobservable Level 3 inputs for the years ended December 31, 2013 and 2012 (in millions):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance at January 1, 2011	$18.6
Sales	(2.6)
Total gains or (losses):
Included in other comprehensive income (loss)	0.4
Included in earnings	—
Balance at December 31, 2011	$16.4
Sales	(12.0)
Total gains or (losses):
Included in other comprehensive income (loss)	3.0
Included in earnings	—
Balance at December 31, 2012	$7.4
Sales	—
Total gains or (losses):
Included in other comprehensive income (loss)	—
Included in earnings	—
Balance at December 31, 2013	$7.4
There have been no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2013, and there were no changes in the Company’s valuation technique. Level 3 assets consist of municipal bonds with ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have a readily determinable market value. The Company has valued the ARS using a discounted cash flow model based on Level 3 assumptions, including estimates of, based on data available as of December 31, 2013, interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.
Foreign currency derivative
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on net cash flow from foreign currency denominated sales and intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar. The Company had $3.8 million and $2.7 million of derivative liabilities recorded as other accrued liabilities in the Consolidated Balance Sheets at December 31, 2013 and 2012. The derivative assets and liabilities are measured using Level 2 fair value inputs.
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the European Euro (“Euro or €”), the British Pound (“GBP or £”) and the Korean Won (“KRW”).
As of December 31, 2013, the Company had notional amounts of €59.0 million and KRW4.4 billion of outstanding currency forward contracts entered into to hedge Euro and KRW denominated sales, compared to €20.0 million and KRW4.4 billion at December 31, 2012. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the years ended December 31, 2013, 2012, and 2011 were not significant. Other impacts of derivative instruments designated as cash flow hedges were not significant for the years ended December 31, 2013, 2012, and 2011.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, GBP, the Swiss Franc (“CHF”), Japanese Yen (“JPY”) and the KRW.

Derivative instruments used to hedge against balance sheet foreign currency exposures at the end of each period were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Recognized gains (losses) in interest and other income, net	$(3.4)	$(0.3)	$(1.2)
Foreign exchange gains (losses) related to re-measurement	$3.1	$0.7	$0.3
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in local currency) for derivatives (recorded at fair value) outstanding at the end of each period were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
European Euro	64.0	37.6	35.0
Korean Won	23,000.0	4,600.0	—
British Pound	7.7	5.4	1.8
Swiss Franc	—	(1.0)	(1.7)
Japanese Yen	60.0	—	—
NOTE 4.    BALANCE SHEET DETAILS
The following table provides details of the inventory balance sheet item (in millions):

	December 31,
	2013	2012
Inventory:
Raw materials	$67.2	$41.2
Work-in-process	12.6	4.4
Finished goods	99.8	75.9
Total inventory	$179.6	$121.5
The following table provides details of the property, plant and equipment, net balance sheet item (in millions):

	December 31,
	2013	2012
Property, plant and equipment, net:
Land	$84.7	$83.6
Building and building/leasehold improvements	151.9	99.1
Machinery and equipment	137.2	105.0
Computer and office equipment	27.1	19.2
Capitalized software	66.9	53.9
Construction-in-process	16.4	15.4
	484.2	376.2
Less: Accumulated depreciation	(174.3)	(134.4)
Total property, plant and equipment, net	$309.9	$241.8

The following table provides details of the other accrued liabilities—short term balance sheet item (in millions):

	December 31,
	2013	2012
Other accrued liabilities—short term:
Other accrued liabilities	$52.8	$44.6
Taxes payable	5.1	5.8
Accrued professional fees	6.0	3.9
Total other accrued liabilities—short-term	$63.9	$54.3
The following table provides details of the other long-term liabilities balance sheet item (in millions):

	December 31,
	2013	2012
Other long-term liabilities:
Income taxes—long term	$64.5	$76.7
Other long-term liabilities	3.5	0.8
Total other long-term liabilities	$68.0	$77.5
NOTE 5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s gross carrying amount of goodwill was $137.4 million and $138.1 million as of December 31, 2013 and 2012, respectively. The Company acquired its Korean distributor on January 11, 2012. The total purchase consideration of the acquisition was not material, and the acquisition has not had a material impact on the results of our operations.
Intangibles
The gross carrying amount of total intangible assets, primarily representing purchased intellectual property, was $179.7 million and $177.7 million as of December 31, 2013 and 2012, respectively.
Additions made to intangibles assets, including intellectual property and asset purchase, during the years ended December 31, 2013 and 2012 were $2.0 million and $41.6 million, respectively. The weighted average useful life was six years for each of the years ended December 31, 2013 and 2012. Amortization expense related to intangible assets was $21.3 million, $23.1 million, and $17.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. Accumulated amortization of intangible assets was $115.4 million and $94.1 million as of December 31, 2013 and 2012, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2013 is as follows (in millions):

Fiscal Year	Amount
2014	$18.0
2015	17.7
2016	14.7
2017	8.8
2018	5.1
2019 and thereafter	—
Total	$64.3
NOTE 6.    COMMITMENTS AND CONTINGENCIES
OPERATING LEASES
The Company leases office space in China, Japan, Korea, Mexico, Switzerland and United States. The Company leases automobiles for certain sales and field service employees. These leases have varying terms, predominantly no longer than three years.

Future minimum lease commitments under the Company’s operating leases as of December 31, 2013, are as follows (in millions):

Years	Amount
2014	$4.9
2015	3.4
2016	1.8
2017	0.7
2018	0.3
2019 and thereafter	—
$11.1
Other commitments include an estimated amount of approximately $268.3 million of all open cancellable purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with suppliers, for which we have not received the goods or services.
CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. Certain of these lawsuits and claims are described in further detail below. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. It is not possible to predict the outcome of the pending or threatened litigation matters currently disclosed. We have therefore determined that an estimate of possible loss or range of loss cannot be determined as of December 31, 2013. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on our business, financial condition, and results of operations or cash flows.
In accordance with U.S. generally accepted accounting principles, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.
Purported Shareholder Class Action Lawsuit filed August 6, 2010
On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 1, 2008 and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company’s filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed Lead Plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995.  An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011 the Company filed a motion to dismiss the amended complaint. On August 10, 2011 that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint.  On September 12, 2011, plaintiffs filed their amended complaint.  The allegations contained therein are substantially similar to the allegations in the prior complaint.  The Company filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012 the Company’s motion was granted.  The complaint was dismissed with prejudice, and a final judgment was entered in the Company’s favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit.  The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430.  Plaintiffs filed their opening brief on September 28, 2012. The Company filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012.  No oral argument date has been set, and the appeal remains pending. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on its business, financial position or future results of operations.
Purported Derivative Actions
On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company’s current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between

February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed a substantially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company’s current and former officers and directors. On October 5, 2010 the court ordered that the two cases be consolidated for all purposes. By agreement with the plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on its business, financial position or future results of operations.
Purported Shareholder Class Action Lawsuits filed April 26, 2013 and May 24, 2013
On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical, et al., No. 5-13-cv-1920, was filed against several of the Company's current and former officers and directors in the United States District Court for the Northern District of California. A substantially identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 5:13-cv-02365, was filed in the same court against the same defendants on May 24, 2013. The Adel case was voluntarily dismissed without prejudice on August 20, 2013.
On October 15, 2013 the plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between February 6, 2012 and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company's filings with the Securities and Exchange Commission. On November 18, 2013 the Court appointed Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013. The Company anticipates a hearing on the motion in May 2014. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on its business, financial position or future results of operations.
Product Liability Litigation
The Company is currently named as a defendant in about 76 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. In addition, the Company has been named as a defendant in a purported class action filed in Louisiana state court, and removed to federal court, seeking damages on behalf of all patients who were allegedly injured by the da Vinci Surgical System at a single hospital in Louisiana. The cases raise a variety of allegations including, to varying degrees, that the plaintiffs’ injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the Company's part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. Except for a few cases, including the Taylor case described below, these cases generally are in the early stages of pretrial activity.
Plaintiffs’ attorneys continue to engage in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury. The plaintiffs’ attorneys are now alleging that Intuitive Surgical is liable for those injuries under products liability theories. The Company continues to receive claims as a result of these advertising efforts; however, the Company has not received detailed information regarding all claims. In an effort to provide an orderly process for evaluating claims before they result in costly litigation, the Company has entered into tolling agreements with certain plaintiffs’ counsel acting on behalf of such claimants. The tolling agreements provide that the statute of limitations for each individual will be tolled for a certain period in exchange for the individual’s agreement that, if he or she ultimately files a lawsuit, it will be filed in certain agreed upon venues. A substantial number of claims have been added to the tolling agreements, which provide the parties and their legal counsel with additional time to evaluate the claims, and to explore whether the claims have merit and whether they can be resolved through mediation without litigation. As of result of these discussions, plaintiffs’ counsel have voluntarily removed a sizable number of claims from the tolling agreements and notified the Company that they no longer intend to pursue these claims. Nonetheless, the Company does not currently know how many individuals will ultimately file lawsuits or how many additional individuals will decide not to pursue their claims, nor is the Company able at this time to reasonably estimate the financial impact of their claims or predict the final disposition of such claims. Based on currently available information, the Company believes that it has meritorious defenses and although the Company continues to explore means of resolving individual claims or aggregate groups of claims without litigation, it intends to assert such defenses vigorously in the lawsuits that are currently pending and any future lawsuits. The Company is not at present able to determine whether the resolution of these matters will have a material adverse effect on its business, financial position or future results of operations.
In February 2011, the Company was named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in the plaintiff’s decedent’s surgery (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5).  In Taylor, plaintiff asserted wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company's purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Judgment was entered in favor of Intuitive Surgical, Inc. on June 7, 2013.  Plaintiff has filed a notice of appeal.
False Claims Act Litigation
In October 2013, the Company was served in a case entitled Rose v. Intuitive Surgical, Inc., No. 12-cv-1812, in the Middle District of Florida. Relator Bryan Rose, a former employee of Intuitive Surgical, brought the action on behalf of the United States of America, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., and the analogous false-claims statutes of twenty-one states and of the District of Columbia. Broadly, he alleges that he has first-hand knowledge of a fraudulent scheme, involving kickbacks paid in exchange for referrals and surgical procedures, and first-hand knowledge of off-label usage of Intuitive Surgical’s products. The complaint was filed under seal on November 27, 2012, and was provided to the Department of Justice and the twenty-one states and the District of Columbia. The United States Government declined to intervene on October 8, 2013. The twenty-one states and the District of Columbia declined to intervene on November 21, 2013. Based on currently available information, the Company believes that it has meritorious defenses in this action and intends to assert them vigorously. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on its business, financial position or future results of operations.
Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the Northern District of California. Plaintiff Illinois Union Insurance Co. seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by Plaintiff to Intuitive Surgical, which provides coverage for products liability claims first made against Intuitive Surgical during the policy period March 1, 2013 to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-HRL, filed in the Northern District of California. Plaintiff Navigators Insurance Co. alleges that the Follow Form Excess Liability Insurance Policy issued by Plaintiff to Intuitive Surgical for products liability claims first made against Intuitive Surgical during the policy period March 1, 2013 to March 1, 2014 should be rescinded. Both Plaintiffs generally allege that Intuitive Surgical did not disclose the existence of tolling agreements and the number of claimants incorporated within those agreements, and that those agreements were material to Plaintiffs’ underwriting processes. The Company intends to vigorously defend these actions. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on its business, financial position or future results of operations.
The Company is also a party to various other legal actions that arose in the ordinary course of its business. The Company does not believe that any of these other legal actions will have a material adverse impact on its business, financial position or results of operations.
NOTE 7.    STOCKHOLDERS’ EQUITY
STOCK REPURCHASE PROGRAM
In February 2011 and October 2011, the Board authorized the repurchase of an additional $400 million and $500 million, respectively, under the share repurchase program originally established in March 2009. On July 25, 2013 and March 20, 2013, the Board authorized additional stock repurchases of $779 million and $1.0 billion, respectively. As of December 31, 2013, the remaining amount of share repurchases authorized by the Board was approximately $1.0 billion.
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

In addition to the ASR Program, the Company repurchased an additional 0.5 million shares of the Company’s common stock during the year ended December 31, 2013. All of these shares were repurchased in the open market. All common stock repurchased has been retired as of December 31, 2013.
The following table provides the stock repurchase activities during the years ended December 31, 2013, 2012, and 2011 (in millions, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Shares repurchased	2.6	0.4	1.0
Average price per share	$429.09	$503.05	$344.72
Value of shares repurchased	$1,109.2	$238.3	$331.8
The Company uses the par value method of accounting for its stock repurchases. As a result of the share repurchases during the years ended December 31, 2013, 2012, and 2011, the Company reduced common stock and additional paid-in capital by an aggregate of $84.2 million, $13.2 million, and $19.7 million, respectively, and charged $1,025.0 million, $225.1 million, $312.1 million, respectively, to retained earnings.
ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive income, net of tax, for the years ended December 31, 2013 and 2012 are as follows (in millions):

	Year Ended December 31, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$6.2	$0.4	$6.6
Other comprehensive income before reclassifications	(1.8)	(3.9)	—	(5.7)
Reclassified from accumulated other comprehensive income	1.8	(0.6)	—	1.2
Net current-period other comprehensive income	—	(4.5)	—	(4.5)
Ending balance	$—	$1.7	$0.4	$2.1

	Year Ended December 31, 2012
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Gains (Losses)	Total
Beginning balance	$—	$1.1	$(0.2)	$0.9
Other comprehensive income before reclassifications	(1.1)	5.0	0.6	4.5
Reclassified from accumulated other comprehensive income	1.1	0.1	—	1.2
Net current-period other comprehensive income	—	5.1	0.6	5.7
Ending balance	$—	$6.2	$0.4	$6.6
NOTE 8.    SHARE-BASED COMPENSATION
STOCK OPTION PLANS
2010 Incentive Award Plan
In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company issues nonqualified stock options (“NSOs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. The 2010 Plan expires in 2020. On April 25, 2013, the Shareholders approved an amended and restated 2010 Incentive Award Plan (“2010 Plan”) to provide for an increase in the number of shares of common stock reserved for issuance from 3,650,000 to 4,850,000. As of December 31, 2013, approximately 1.6 million shares were reserved for future issuance under the 2010 Plan.

2009 Employment Commencement Incentive Plan
In October 2009, the Board of Directors adopted the 2009 Employment Commencement Incentive Plan (“New Hire Plan”). The New Hire Plan provides for the shares to be used exclusively for the grant of NSOs to new employees (“New Hire Options”), who were not previously an employee or non-employee director of the Company. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years.
As of December 31, 2013, approximately 200,000 shares were reserved for future issuance under the New Hire Plan. In January 2013, the Board amended and restated the 2009 Employment Commencement Incentive Plan (“2009 Plan”) to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the 2009 Plan from 730,000 to 855,000. In May 2013, the Board amended and restated the 2009 Plan to provide for an additional increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the 2009 Plan from 855,000 to 1,155,000.
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
Employee Option Vesting
Prior to 2012, stock options were granted to employees at their start date (“New Hire Options”) and on February 15 of each year or the next business day if the date is not a business day (“Annual Grant”). The Annual Grant and New Hire Options generally vest 12.5% upon completion of 6 months service and 1/48 per month thereafter. Beginning in 2013, the Company split the annual grant into a grant on February 15 (or the next business day if the date is not a business day) and a separate grant on August 15 (or the next business day if the date is not a business day). The February 15 grants vest 12.5% upon completion of 6 months service and 1/48 per month thereafter. The August 15 stock option awards vest 7/48 at the end of one month and 1/48 per month thereafter through a 3.5 year vesting period. Option vesting terms are determined by the Board of Directors and, in the future, may vary from past practices.
2000 Non-Employee Directors’ Stock Option Plan
In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 150,000. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Initial grants are vested over a three-year period with 33.3% of the shares vesting after 1 year from the date of grant and 1/36 of the shares vesting monthly thereafter. Annual grants are vested one year from the date of the grant. As of December 31, 2013, approximately 64,000 shares were reserved for future issuance under the Directors’ Plan.
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
The Company issued 0.1 million, 0.1 million and 0.1 million shares under the ESPP, representing approximately $28.8 million, $27.8 million, and $18.5 million in employee contributions for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, there were approximately 0.4 million shares reserved for grant under the ESPP.

STOCK OPTION PLAN INFORMATION
Option activity during fiscal 2013 under all the stock plans was as follows (in millions, except per share amounts):

		STOCK OPTIONS OUTSTANDING
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2012 (with 2.5 options exercisable at a weighted-average exercise price of $268.31 per share and with 4.8 options vested and expected to vest at a weighted-average exercise price of $340.83 per share)	1.6	4.8	$340.83
Options authorized	1.6	—	$—
Options granted	(1.5)	1.5	$471.33
Options exercised	—	(0.5)	$250.17
Options forfeited/expired	0.2	(0.2)	$456.64
Balance at December 31, 2013	1.9	5.6	$380.71
The aggregate intrinsic value of options exercised under our stock option plans determined as of the date of option exercise was $130.2 million, $375.7 million, and $262.8 million during the years ended December 31, 2013, 2012, and 2011 respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2013, 2012, and 2011 was $160.6 million, $263.3 million, and $260.6 million, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2013 (number of shares in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$18.50-$303.27	1.2	4.23	$184.37		1.2		$182.68
$308.96-$341.19	1.4	6.55	$336.63		1.1		$335.80
$343.83-$504.43	1.2	8.92	$400.49		0.3		$392.02
$505.23-$518.29	1.1	8.26	$511.45		0.5		$511.37
$529.51-$579.24	0.7	8.89	$565.89		0.2		$565.61
TOTAL	5.6	7.17	$380.71	$311.2	3.3	6.16	$324.60	$293.3

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $384.08 as of December 31, 2013, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

As of December 31, 2013, a total of 5.4 million shares vested and expected to vest had a weighted average remaining contractual life of 7.1 years, an aggregate intrinsic value of $310.8 million, and the shares had a weighted average exercise price of $378.80.
SHARE-BASED COMPENSATION EXPENSE:
The following table summarizes share-based compensation expense (in millions):

	Years Ended December 31,
	2013	2012	2011
Cost of sales—products	$17.6	$14.1	$12.3
Cost of sales—services	12.7	12.9	11.0
Total cost of sales	30.3	27.0	23.3
Selling, general and administrative	101.4	93.1	84.3
Research and development	37.2	33.2	28.8
Share-based compensation expense before income taxes	168.9	153.3	136.4
Income tax effect	58.5	47.5	42.9
Share-based compensation expense after income taxes	$110.4	$105.8	$93.5

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s employee purchase plan as well as the weighted average assumptions used in calculating these values during the years ended December 31, 2013, 2012, and 2011, were based on estimates at the date of grant as follows:

	Years Ended December 31,
STOCK OPTION PLANS	2013	2012	2011
Average risk free interest rate	1.2%	0.8%	2.2%
Average expected term (years)	4.5	4.3	4.8
Average volatility	30%	33%	35%
Weighted average fair value at grant date	$126.50	$146.26	$116.03
Total share-based compensation expense (in millions)	$157.4	$139.9	$128.3
EMPLOYEE STOCK PURCHASE PLAN
Average risk free interest rate	0.2%	0.2%	0.3%
Average expected term (years)	1.3	1.3	1.3
Average volatility	34%	32%	33%
Weighted average fair value at grant date	$153.33	$138.61	$99.94
Total share-based compensation expense (in millions)	$11.5	$13.4	$8.1
As share-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2013, 2012, and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Stock compensation accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
As of December 31, 2013, there was $290.5 million and $19.5 million, of total unrecognized compensation expense related to non-vested stock options and employee stock purchases, respectively. The unrecognized compensation expenses are expected to be recognized over a weighted average period of 2.5 years for non-vested stock options and 1.6 years for employee stock purchases.
Excess tax benefits are realized tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Excess tax benefits of $38.0 million, $94.2 million, and $58.8 million for the years ended December 31, 2013, 2012, and 2011, respectively, have been classified as a financing cash inflow. The total income tax benefit recognized in the consolidated statements of income for share-based compensation costs was $58.5 million, $47.5 million, and $42.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.
NOTE 9.    INCOME TAXES
Income before provision for income taxes for the years ended December 31, 2013, 2012, and 2011 consisted of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
U.S	$612.5	$718.5	$540.3
Foreign	258.4	175.4	169.4
Total income before provision for income taxes	$870.9	$893.9	$709.7

The provision for income taxes for the years ended December 31, 2013, 2012, and 2011 consisted of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$216.8	$239.9	$195.7
State	17.4	17.0	8.1
Foreign	4.3	3.4	3.7
	$238.5	$260.3	$207.5
Deferred
Federal	$(36.2)	$(20.6)	$6.8
State	(1.9)	(1.2)	0.4
Foreign	(0.5)	(1.2)	(0.1)
	$(38.6)	$(23.0)	$7.1
Total income tax expense	$199.9	$237.3	$214.6
Income tax expense differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2013, 2012, and 2011 as a result of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Federal tax at statutory rate	$304.8	$312.9	$248.3
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	15.5	15.8	8.5
Foreign rate differential	(73.6)	(42.8)	(47.7)
Research and development credit	(12.2)	—	(6.6)
Share-based compensation not benefited	1.9	5.9	5.1
Domestic production activities deduction	(9.2)	(8.2)	—
Releases due to statute expirations and other	(26.7)	(46.5)	—
Other	(0.6)	0.2	7.0
	$199.9	$237.3	$214.6
Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Share-based compensation expense	$123.4	$85.3
Expenses deducted in later years for tax purposes	30.3	25.9
Research and other credits	5.8	5.3
Other	1.2	1.2
Gross deferred tax assets	$160.7	$117.7
Valuation allowance	(7.2)	(6.0)
Deferred tax assets	$153.5	$111.7
Deferred tax liabilities:
Fixed assets	$(16.1)	$(12.3)
Identified intangible assets related to acquisitions	(1.9)	(2.2)
Other	(2.1)	(3.8)
Deferred tax liabilities	$(20.1)	$(18.3)
Net deferred tax assets	$133.4	$93.4

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2013 because the Company intends to indefinitely reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $707.9 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time. The Company has a tax holiday in effect for its business operations in Switzerland which will continue until the end of year 2017 to the extent certain terms and conditions continue to be met. This tax holiday provides for a lower rate of taxation in Switzerland based on various thresholds of investment and employment in such jurisdiction. The Company has been in compliance with the terms of the holiday.
As of December 31, 2013 and 2012, the Company had valuation allowances of $7.2 million and $6.0 million, respectively, primarily related to California deferred tax assets generated by California R&D credit forwards which have no expiration period. The Company recorded a valuation allowance against its California deferred tax assets as it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor. We will continue to monitor and reassess the need for further increases or decreases to the valuation allowance.
The Company recorded a net decrease of its gross unrecognized tax benefits of approximately $14.0 million during the year ended December 31, 2013. The net decrease was primarily related to the reversal of gross unrecognized tax benefits of $35.3 million in connection with the expiration of certain statutes of limitations in multiple jurisdictions in the second half of 2013 and certain audit settlements, partially offset by increases during the year 2013 related to other uncertain tax positions. The Company had gross unrecognized tax benefits of approximately $74.0 million, $88.0 million, and $98.1 million as of December 31, 2013, 2012, and 2011, respectively, of which $74.0 million, $83.8 million, and $93.8 million, if recognized would result in a reduction of the Company’s effective tax rate during the years ended December 31, 2013, 2012, and 2011, respectively. The Company included interest expense and penalties accrued on unrecognized tax benefits as a component of its income tax expense. As of December 31, 2013, 2012, and 2011, gross interest and penalties related to unrecognized tax benefits accrued was approximately $3.4 million, $3.2 million, and $7.9 million, respectively, and a net increase of $0.2 million was included in our 2013 income tax expense as a result of the current year increases offset by the decreases associated with the above-mentioned decreases in unrecognized tax benefits. The Company classified a majority of its net unrecognized tax benefits and related interest in “Other accrued liabilities” on the Consolidated Balance Sheets.
A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2013, 2012, and 2011 are as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$88.0	$98.1	$78.9
Increases related to tax positions taken during the current year	22.8	17.5	18.1
Increases related to tax positions taken during a prior year	—	12.9	1.1
Decreases related to tax positions taken during a prior year	(1.5)	(8.3)	—
Decreases related to settlements with tax authorities	(6.0)	—	—
Decreases related to expiration of statute of limitations	(29.3)	(32.2)	—
Ending balance	$74.0	$88.0	$98.1
The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which years before 2008 were considered closed. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.
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

NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Net income	$671.0	$656.6	$495.1
Basic:
Weighted-average shares outstanding	39.2	39.8	39.2
Basic net income per share	$17.12	$16.50	$12.63
Diluted:
Weighted-average shares outstanding used in basic calculation	39.2	39.8	39.2
Add: Dilutive potential shares	0.9	1.3	1.0
Weighted-average shares used in computing diluted net income per share	40.1	41.1	40.2
Diluted net income per share	$16.73	$15.98	$12.32
Employee stock options to purchase approximately 2.3 million, 0.9 million, and 2.1 million shares for the years ended December 31, 2013, 2012, and 2011, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.
NOTE 11.     EMPLOYEE BENEFIT PLANS
The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For employees in the U.S., the Company maintains the Intuitive Surgical, Inc. 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. The Plan allows employees to contribute up to 75% of their annual compensation to the Plan on a pre-tax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Employer matching contributions are made solely at the Company’s discretion. No employer matching contributions were made to the Plan during the years ended December 31, 2013, 2012, and 2011.

SELECTED QUARTERLY DATA
(UNAUDITED, IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	2013
	Q1	Q2	Q3	Q4
Revenue	$611.4	$578.5	$499.0	$576.2
Gross profit	$434.3	$405.2	$356.7	$398.0
Net income (1)	$188.9	$159.1	$156.8	$166.2
Net income per common share
Basic	$4.69	$3.99	$4.06	$4.36
Diluted	$4.56	$3.90	$3.99	$4.28

(1) Includes one-time discrete tax benefits as follows:
Expiration of the statutes of limitations in multiple jurisdictions	$—	$—	$26.2	$0.5
Reinstatement of the 2012 federal R&D tax credit	$7.5	$—	$—	$0.7

	2012
	Q1	Q2	Q3	Q4
Revenue	$495.2	$536.5	$537.8	$609.3
Gross profit	$355.9	$386.4	$390.1	$437.9
Net income (1)	$143.5	$154.9	$183.3	$174.9
Net income per common share
Basic	$3.63	$3.88	$4.59	$4.37
Diluted	$3.50	$3.75	$4.46	$4.25

(1) Includes one-time discrete tax benefits as follows:
Expiration of the statutes of limitations in multiple jurisdictions	$—	$—	$38.0	$—
Benefit from new IRS guidance relating to the Section 199 Domestic Production Deduction	$8.5	$—	$—	$—

SCHEDULE II
INTUITIVE SURGICAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and sales returns
Year ended December 31, 2013	$8.0	$14.1	$(16.3)	$5.8
Year ended December 31, 2012	$5.6	$15.0	$(12.6)	$8.0
Year ended December 31, 2011	$4.8	$12.3	$(11.5)	$5.6

(1)	Primarily represents amounts returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the 1992 framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuitive Surgical, Inc.
We have audited Intuitive Surgical, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Intuitive Surgical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intuitive Surgical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuitive Surgical, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and the financial statement schedule listed in the index at Item 15(a) and our report dated February 3, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
February 3, 2014

ITEM 9B.	OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2013.

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
The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation for Directors” in our Proxy Statement.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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

3)	Exhibits
The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b)Exhibits

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.4(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

10.1(4)	Form of Indemnity Agreement.

10.2(4)	2000 Equity Incentive Plan.

10.3(4)	2000 Non-Employee Directors’ Stock Option Plan.

10.4(4)	2000 Employee Stock Purchase Plan.

10.5(5)	2009 Employment Commencement Incentive Plan, as amended and restated.

10.6(6)	2010 Incentive Award Plan, as amended and restated.

10.7(7)	Severance Plan.

10.8(8)	Third Amendment effective as of July 1, 2010, to Employment Agreement between the Company and Lonnie M. Smith, dated February 28, 1997.

10.9(9)	Form of Intuitive Surgical, Inc. 2000 Equity Incentive Plan Stock Option Agreement (Incentive and Nonstatutory Stock Options).

21.1(5)	Intuitive Surgical, Inc. subsidiaries.

23.1(5)	Consent of Independent Registered Public Accounting Firm.

31.1(5)	Certification of Principal Executive Officer.

31.2(5)	Certification of Principal Financial Officer.

32.1(5)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(5)
The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference to exhibits filed with the Company’s 2008 Annual Report on Form 10-K filed February 6, 2009 (File No. 000-30713).

(2)	Incorporated by reference to Exhibit A filed with the Company’s Definitive Proxy Statement on Schedule 14A filed March 1, 2012 (File No. 000-30713).

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed April 24, 2012 (File No. 000-30713).

(4)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 filed March 22, 2000 (File No. 333-33016).

(5)	Filed herewith.

(6)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed June 17, 2013 (File No. 333-189399).

(7)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed December 2, 2008 (File No. 000-30713).

(8)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 26, 2010 (File No. 000-30713).

(9)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed July 23, 2009 (File No. 000-30713).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.
(Registrant)

By:	/S/ GARY S. GUTHART
Gary S. Guthart, Ph.D. President and Chief Executive Officer
Date: February 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART	President, Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2014
Gary S. Guthart, Ph.D.
/S/ MARSHALL L. MOHR	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 3, 2014
Marshall L. Mohr
/S/ JAMIE E. SAMATH	Vice President, Corporate Controller, and Principal Accounting Officer	February 3, 2014
Jamie E. Samath
/S/ LONNIE M. SMITH	Chairman of the Board of Directors	February 3, 2014
Lonnie M. Smith
/S/ CRAIG H. BARRATT	Director	February 3, 2014
Craig H. Barratt, Ph.D.
/S/ AMAL M. JOHNSON	Director	February 3, 2014
Amal M. Johnson
/S/ ERIC H. HALVORSON	Director	February 3, 2014
Eric H. Halvorson
/S/ ALAN J. LEVY	Director	February 3, 2014
Alan J. Levy, Ph.D.
/S/ FLOYD D. LOOP	Director	February 3, 2014
Floyd D. Loop, M.D.
/S/ MARK J. RUBASH	Director	February 3, 2014
Mark J. Rubash
/S/ GEORGE STALK JR.	Director	February 3, 2014
George Stalk Jr.