Form 10-Q
period 2014-03-31
INTUITIVE SURGICAL INC
filed 2014-04-25
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-30713

Intuitive Surgical, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	77-0416458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1020 Kifer Road
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
The Registrant had 38,403,653 shares of Common Stock, $0.001 par value per share, outstanding as of April 14, 2014.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$814.0	$782.1
Short-term investments	745.3	621.4
Accounts receivable, net	239.1	301.4
Inventory	185.5	179.6
Prepaids and other current assets	58.8	38.3
Deferred tax assets	34.9	9.6
Total current assets	2,077.6	1,932.4
Property, plant and equipment, net	320.8	309.9
Long-term investments	1,404.3	1,350.4
Long-term deferred tax assets	131.6	126.1
Intangible and other assets, net	112.4	94.1
Goodwill	147.5	137.4
Total assets	$4,194.2	$3,950.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57.0	$46.2
Accrued compensation and employee benefits	55.4	70.7
Deferred revenue	226.5	200.1
Other accrued liabilities	120.6	63.9
Total current liabilities	459.5	380.9
Other long-term liabilities	78.1	68.0
Total liabilities	537.6	448.9
Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 38.4 shares and 38.2 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	2,629.1	2,519.9
Retained earnings	1,023.7	979.4
Accumulated other comprehensive income	3.8	2.1
Total stockholders’ equity	3,656.6	3,501.4
Total liabilities and stockholders’ equity	$4,194.2	$3,950.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2014	2013
Revenue:
Product	$360.8	$517.0
Service	103.9	94.4
Total revenue	464.7	611.4
Cost of revenue:
Product	113.8	146.3
Service	35.5	30.8
Total cost of revenue	149.3	177.1
Gross profit	315.4	434.3
Operating expenses:
Selling, general and administrative	215.8	141.5
Research and development	43.0	41.6
Total operating expenses	258.8	183.1
Income from operations	56.6	251.2
Interest and other income, net	3.9	4.3
Income before taxes	60.5	255.5
Income tax expense	16.2	66.6
Net income	$44.3	$188.9
Net income per share:
Basic	$1.16	$4.69
Diluted	$1.13	$4.56
Shares used in computing net income per share:
Basic	38.3	40.3
Diluted	39.1	41.4

Total comprehensive income	$46.0	$190.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2014	2013
Operating activities:
Net income	$44.3	$188.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12.3	10.4
Amortization of intangible assets	4.7	5.6
Accretion of discounts and amortization of premiums on investments, net	8.1	9.8
Deferred income taxes	(33.2)	(9.5)
Income tax benefits from employee stock option plans	2.1	19.9
Excess tax benefit from share-based compensation	(4.3)	(20.6)
Share-based compensation expense	40.8	38.2
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	62.4	25.3
Inventories	(20.4)	(15.8)
Prepaids and other assets	(25.1)	18.5
Accounts payable	10.3	10.3
Accrued compensation and employee benefits	(18.0)	(38.0)
Other liabilities	82.3	15.0
Net cash provided by operating activities	166.3	258.0
Investing activities:
Purchase of investments	(433.2)	(576.0)
Proceeds from sales of investments	53.3	50.0
Proceeds from maturities of investments	195.2	194.7
Purchase of property, plant and equipment, intellectual property and business	(20.6)	(16.7)
Net cash used in investing activities	(205.3)	(348.0)
Financing activities:
Proceeds from issuance of common stock, net	66.3	89.3
Excess tax benefit from share-based compensation	4.3	20.6
Repurchase and retirement of common stock	—	(145.7)
Net cash provided by (used in) financing activities	70.6	(35.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.4)
Net increase (decrease) in cash and cash equivalents	31.9	(126.2)
Cash and cash equivalents, beginning of period	782.1	553.7
Cash and cash equivalents, end of period	$814.0	$427.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
NOTE 1.    DESCRIPTION OF BUSINESS
Intuitive designs, manufactures and markets da Vinci® Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that the Company considers a new generation of surgery. This new generation of surgery, which the Company calls da Vinci surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical Systems translate a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical Systems are designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and Three Dimensional (“3-D”), High-Definition (“HD”) vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2013, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed on February 3, 2014. The results of operations for the first three months of fiscal 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Significant Accounting Policies
 With the exception of the information provided below relating to the Company's allowance for sales returns and doubtful accounts, there has been no change in the Company's significant accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Allowance for Sales Returns and Doubtful Accounts
The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company's products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
In April 2014, the Company offered certain customers who purchased a 4-arm da Vinci Si Surgical System in the first quarter of fiscal 2014 the opportunity to trade out their systems for a da Vinci XiTM Surgical System. Under this program, these customers will be able to return their da Vinci Si Surgical System and receive a credit, substantially equal to the price paid for the da Vinci Si Surgical System, towards the purchase of a da Vinci Xi Surgical System. These customers have until June 20, 2014, to accept the Company's offer. Subject to meeting all other criteria of the Company's revenue recognition policy, the revenue deferred will be recognized at the date the da Vinci Xi Surgical Systems and related instruments and accessories are shipped and accepted by the customers participating in the trade-in program, which is anticipated to be substantially completed by June 30, 2014. In accordance with guidance for accounting for arrangements in which return rights exist, system revenue and associated costs in an amount equal to the Company's estimate of the number of systems that will be returned have been deferred.

A total of $25.6 million of revenue related to shipments made in the three months ended March 31, 2014, was deferred based on the Company's estimate of the amount of systems, instruments, and accessories sold that is expected to be returned in a future period.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s cash and available-for-sale securities by investment category that are recorded as cash and cash equivalents, or short-term or long-term investments as of March 31, 2014, and December 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2014
Cash	$210.5	$—	$—	$210.5	$210.5	$—	$—
Level 1:
Money market funds	522.5	—	—	522.5	522.5	—	—
U.S. Treasuries	129.8	—	(0.3)	129.5	—	77.6	51.9
Subtotal	652.3	—	(0.3)	652.0	522.5	77.6	51.9
Level 2:
Commercial paper	171.8	—	—	171.8	75.0	96.8	—
Corporate securities	920.4	2.9	(1.4)	921.9	—	234.0	687.9
U.S. government agencies	343.3	0.6	(0.6)	343.3	6.0	80.7	256.6
Non-U.S. government securities	70.8	0.2	—	71.0	—	40.2	30.8
Municipal securities	583.8	1.4	(0.1)	585.1	—	216.0	369.1
Subtotal	2,090.1	5.1	(2.1)	2,093.1	81.0	667.7	1,344.4
Level 3:
Auction rate securities	8.0	—	—	8.0	—	—	8.0
Subtotal	8.0	—	—	8.0	—	—	8.0
Total assets measured at fair value	$2,960.9	$5.1	$(2.4)	$2,963.6	$814.0	$745.3	$1,404.3

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2013
Cash	$247.8	$—	$—	$247.8	$247.8	$—	$—
Level 1:
Money market funds	516.2	—	—	516.2	516.2	—	—
U.S. Treasuries & corporate equity securities	65.4	—	(0.3)	65.1	—	25.5	39.6
Subtotal	581.6	—	(0.3)	581.3	516.2	25.5	39.6
Level 2:
Commercial paper	100.2	—	—	100.2	18.1	82.1	—
Corporate securities	844.7	2.9	(1.9)	845.7	—	227.7	618.0
U.S. government agencies	352.2	0.7	(0.7)	352.2	—	84.7	267.5
Non-U.S. government securities	67.7	0.2	(0.1)	67.8	—	41.2	26.6
Municipal securities	550.1	1.5	(0.1)	551.5	—	160.2	391.3
Subtotal	1,914.9	5.3	(2.8)	1,917.4	18.1	595.9	1,303.4
Level 3:
Auction rate securities	8.0	—	(0.6)	7.4	—	—	7.4
Subtotal	8.0	—	(0.6)	7.4	—	—	7.4
Total assets measured at fair value	$2,752.3	$5.3	$(3.7)	$2,753.9	$782.1	$621.4	$1,350.4
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale securities (excluding cash and money market funds), at March 31, 2014 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$825.0	$826.3
Mature in one to five years	1,394.9	1,396.3
Mature after five years	8.0	8.0
Total	$2,227.9	$2,230.6
Realized gains, net of tax, recognized on the sale of investments during the three months ended March 31, 2014, was $0.1 million. Realized losses, net of tax, recognized on the sale of investments during the three months ended March 31, 2013, was $0.2 million.
As of March 31, 2014, and December 31, 2013, net unrealized gains of $2.7 million and $1.6 million, respectively, were included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets, along with the related tax impact of $1.1 million and $0.7 million, respectively.
There have been no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2014, and there were no changes in the Company’s valuation technique. Level 3 assets consisted of municipal bonds with auction rate securities (“ARS”). Since the auctions for these securities have historically failed, these investments did not have a readily determinable fair value. During the three months ended March 31, 2014, the Company recorded $0.6 million of unrealized gains as other comprehensive income relating to the recovery of the $0.6 million of unrealized losses on the ARS recorded in previous quarter. In April of 2014, the ARS were liquidated at par value for a total of $8.0 million.
Foreign currency derivatives
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on net cash flow from foreign currency denominated sales and intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar. The Company had $0.4 million of derivative assets recorded as prepaid and other current assets in the unaudited Condensed Consolidated Balance Sheets at March 31, 2014, compared to $3.8 million of derivative liabilities recorded as other accrued liabilities in the Condensed Consolidated Balance Sheets at December 31, 2013. The derivative assets and liabilities are measured using Level 2 fair value inputs.

Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the European Euro ("Euro"), the British Pound (“GBP”) and the Korean Won (“KRW”).
As of March 31, 2014, the Company had notional amounts of EUR 29.5 million and KRW 621.2 million of outstanding currency forward contracts entered into to hedge Euro and KRW denominated sales, compared to EUR 59.0 million and KRW 4.4 billion of outstanding currency forward contracts at December 31, 2013. The net gains (losses) reclassified to revenue related to the hedged revenue transactions for the three months ended March 31, 2014 and 2013, were not material.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar, primarily the Euro, GBP, Swiss Franc (“CHF”), Japanese Yen (“JPY”) and KRW.
Derivative instruments used to hedge balance sheet foreign currency exposures at the end of each period were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Recognized gains (losses) in interest and other income, net	$0.9	$1.0
Foreign exchange gains (losses) related to re-measurement	$(0.6)	$(1.4)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in local currency) for derivatives (recorded at fair value) outstanding at the end of each period were as follows (in millions):

	March 31, 2014	December 31, 2013
European Euro	33.0	64.0
Korean Won	21,978.8	23,000.0
British Pound	10.4	7.7
Swiss Franc	1.5	—
Japanese Yen	75.0	60.0
NOTE 4.    BALANCE SHEET DETAILS
Inventory
The following table provides details of inventory (in millions):

	March 31, 2014	December 31, 2013
Raw materials	$60.0	$67.2
Work-in-process	8.4	12.6
Finished goods	117.1	99.8
Total inventories	$185.5	$179.6
Goodwill and Intangible Assets
The increases in goodwill of $10.1 million and intangible assets of $4.8 million from December 31, 2013, to March 31, 2014, primarily relate to the acquisition of certain intellectual property, know-how, fixed assets, and employees from Luna Innovations, Inc. on January 17, 2014, that met the definition of a business, partly offset by amortization expense of $4.7 million. The $9.5 million of intangible assets acquired are being amortized over nine years. The total value of the acquisition and the related operations of the acquired business are not material to the Company's consolidated financial statements.
NOTE 5.    CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, false claims, insurance, contract disputes, and other matters relating to various claims that arise in the normal course of business. Certain of these lawsuits and claims are described in further detail below. The Company does not know what the outcome of these matters will be and cannot assure that any resolution will be reached on commercially reasonable terms, if at all. It is not possible to predict the outcome of the pending or threatened litigation matters currently disclosed. With the exception of the charge related to settlement of the product liability claims described below, the Company has determined that an estimate of possible loss or range of loss related to pending or threatened litigation matters cannot be determined as of March 31, 2014. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.
The Company is also party to various other legal actions that arise in the ordinary course of business and does not believe that any of these other legal actions will have a material adverse impact on the Company's business, financial position, or results of operations.
In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. In the quarter ended March 31, 2014, the Company recorded a pre-tax charge of $67.4 million related to the Company’s estimate of the probable loss associated with the potential resolution of certain product liability claims described below.
Purported Shareholder Class Action Lawsuit filed August 6, 2010
On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of the Company's current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit seeks unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 1, 2008, and January 7, 2009. The complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed lead plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995.  An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, a motion was filed to dismiss the amended complaint. On August 10, 2011, that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint.  On September 12, 2011, plaintiffs filed their amended complaint.  The allegations contained therein are substantially similar to the allegations in the prior complaint.  The Company filed a motion to dismiss the amended complaint. A hearing occurred on February 16, 2012, and on May 22, 2012, and the Company's motion was granted.  The complaint was dismissed with prejudice, and a final judgment was entered in the Company's favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit.  The appeal is styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430.  Plaintiffs filed their opening brief on September 28, 2012. The Company filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012.  Oral argument was held on March 14, 2014, and the matter was taken under submission. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the business, financial position or future results of operations of the Company.
Purported Derivative Actions filed August 19, 2010
On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company's current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company's benefit, unspecified damages purportedly sustained in connection with allegedly misleading statements and/or omissions made in connection with the Company's financial reporting for the period between February 1, 2008, and January 7, 2009. It also seeks a series of changes to the Company's corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed a substantially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company's current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
Purported Shareholder Class Action Lawsuits filed April 26, 2013, and May 24, 2013
On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical, et al., No. 5-13-cv-1920, was filed against several of the Company's current and former officers and directors in the United States District Court for the Northern District of California. A substantially identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 5:13-cv-02365, was filed in the same court against the same defendants on May 24, 2013. The Adel case was voluntarily dismissed without prejudice on August 20, 2013.
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 6, 2012 and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company's filings with the Securities and Exchange Commission. On November 18, 2013 the Court appointed Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, and anticipates a hearing on the motion in May 2014. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
Purported Derivative Actions filed February 3, 2014, February 21, 2014, and March 21, 2014
On February 3, 2014, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4-14-CV-00515, to be filed in the United States District Court for the Northern District of California, naming the Company as a nominal defendant, and naming 16 of the Company's current and former officers and directors as defendants. The lawsuit seeks to recover, for the benefit of the Company, unspecified damages purportedly sustained in connection with allegedly misleading statements and/or omissions made in connection with the Company's financial reporting for the period between 2012 and the present. It also seeks a series of changes to the Company's corporate governance policies and an award of attorneys’ fees. On February 21, 2014, another purported stockholder filed a substantially similar lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief. On March 26, 2014, the Company removed the case to the United States District Court for the Northern District of California and will seek to have it related to the similar lawsuit discussed above. On March 21, 2014, another purported stockholder filed a substantially similar lawsuit entitled City of Birmingham Relief and Retirement System v. Guthart et al., No. 5-14-CV-01307, in the United States District Court for the Northern District of California against the same parties and seeking the same relief. The Company has sought to have it related to the lawsuits discussed above. These proceedings are in their initial stages. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
Product Liability Litigation
The Company is currently named as a defendant in approximately 83 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys that are part of certain tolling agreements further discussed below. In addition, the Company has been named as a defendant in a purported class action filed in Louisiana state court, and removed to federal court, seeking damages on behalf of all patients who were allegedly injured by the da Vinci Surgical System at a single hospital in Louisiana. The cases raise a variety of allegations including, to varying degrees, that plaintiffs’ injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the Company's part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. The Company has reached confidential settlements in a small number of filed cases. As to the remaining cases, with a few exceptions, including the Taylor case described below, these cases generally are in the early stages of pretrial activity.
Plaintiffs’ attorneys have engaged in well-funded national advertising efforts seeking patients dissatisfied with da Vinci surgery. The claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. The Company has received a significant number of claims from plaintiffs’ attorneys as a result of these advertising efforts. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in confidential mediation efforts. The attorneys for the patients agreed to collect and supply medical records, operative notes and other necessary information from these patients to the Company. Each claim was individually investigated. The collection and evaluation of the patients’ medical information was laborious. For hundreds of the asserted claims, the Company has never received medical records. More than 2,000 sets of patient records were received and evaluated. To evaluate these claims, the Company and its legal counsel, assisted by independent medical consultants, reviewed and analyzed the large volumes of medical information that began to arrive in the fall of 2013. The completion of the legal and medical evaluation of a significant number of these claims occurred during the first quarter of 2014.
During the three months ended March 31, 2014, the Company recorded a pre-tax charge of $67.4 million to reflect the estimated costs of resolving a number of the product liability claims received. After an extended confidential mediation process with legal counsel for many of the claimants, the Company determined during the first quarter of 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims may be appropriate. The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for patients who have participated in the mediation process.  To date, approximately 3,000 claims have been reviewed as part of the mediation process. Of those, however, a substantial number have already been removed from the tolling agreement and plaintiffs’ counsels have indicated to the Company that they no longer intend to pursue these claims.  Nonetheless, the claimants that have been removed from the tolling agreement remain free to pursue lawsuits against the Company and it is also possible that more claims will be made by other individuals who have undergone da Vinci surgery and allege that they suffered injuries. It is further possible that the claimants who participate in the mediations, as well as those claimants who have not participated in negotiations, will pursue greater amounts in mediation or in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.  Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
The Company submits reports to the FDA for these claims as part of its post-market surveillance process. The FDA publicly reports these claims on its MAUDE database. On February 27, 2014, the Company submitted an Alternative Summary Report (ASR) to consolidate 1,406 of the product liability claims for surgeries spanning the period 2004 through the third quarter of 2013. During this time period, approximately 1.7 million surgeries were performed with the da Vinci® Surgical System in the United States.
A reportable adverse event submitted in an MDR or ASR does not necessarily indicate that the da Vinci Surgical System caused injury or harm to a patient. MDR filing criteria are described in FDA Code of Federal Regulations Title 21, Part 803. The February ASR contains information from attorneys who submitted claims of injury involving da Vinci use in surgery. The vast majority of the alleged injuries in the ASR are common complications associated with surgery, including minimally invasive and open surgical procedures. In the rare instances in which Company records were able to confirm claims of a malfunction of the da Vinci Surgical System during a surgery, the Company filed a separate MDR. Where a claim indicated a patient death, the Company filed a separate MDR. The ASR excludes these individually reported death and malfunction events.
Taken in context with the Company’s normal Medical Device Reports (“MDRs”) reporting process, including all of the product liability claims, the adverse event rate for da Vinci Surgery has generally declined during the period 2004-2013.
In February 2011, the Company was named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in plaintiff’s decedent’s surgery (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5).  In Taylor, plaintiff asserted wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company's purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Judgment was entered in the Company's favor on June 7, 2013.  Plaintiff has filed a notice of appeal.
False Claims Act Litigation
In October 2013, the Company was served in a case entitled Rose v. Intuitive Surgical, Inc., No. 12-cv-1812, in the Middle District of Florida. Relator Bryan Rose, a former employee of Intuitive Surgical, brought the action on behalf of the United States of America, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., and the analogous false-claims statutes of twenty-one states and of the District of Columbia. Broadly, he alleges that he has first-hand knowledge of a fraudulent scheme, involving kickbacks paid in exchange for referrals and surgical procedures, and first-hand knowledge of off-label usage of the Company's products. The complaint was filed under seal on November 27, 2012, and was provided to the Department of Justice and the twenty-one states and the District of Columbia. The United States Government declined to intervene on October 8, 2013. The twenty-one states and the District of Columbia declined to intervene on November 21, 2013. The Company filed a motion to dismiss on January 21, 2014. Based on currently available information, the Company believes that it has meritorious defenses in this action and intends to assert them vigorously. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the Northern District of California. Plaintiff Illinois Union Insurance Co. seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by Plaintiff to the Company, which provides coverage for products liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-HRL, filed in the Northern District of California. Plaintiff Navigators

Insurance Co. alleges that the Follow Form Excess Liability Insurance Policy issued by Plaintiff to the Company for product liability claims first made against the Company during the policy period March 1, 2013, to March 1, 2014, should be rescinded. Both Plaintiffs generally allege that the Company did not disclose the existence of tolling agreements and the number of claimants incorporated within those agreements, and that those agreements were material to Plaintiffs’ underwriting processes. The Company intends to vigorously defend these actions. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
NOTE 6.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014, and 2013, are as follows (in millions):

	Three Months Ended March 31, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$1.7	$0.4	$—	$2.1
Other comprehensive income before reclassifications	0.5	3.9	0.3	(2.6)	2.1
Reclassified from accumulated other comprehensive income	(0.3)	(0.1)	—	—	(0.4)
Net current-period other comprehensive income	0.2	3.8	0.3	(2.6)	1.7
Ending balance	$0.2	$5.5	$0.7	$(2.6)	$3.8

	Three Months Ended March 31, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$6.2	$0.4	$—	$6.6
Other comprehensive income before reclassifications	1.4	0.9	(0.4)	—	1.9
Reclassified from accumulated other comprehensive income	(0.6)	0.2	—	—	(0.4)
Net current-period other comprehensive income	0.8	1.1	(0.4)	—	1.5
Ending balance	$0.8	$7.3	$—	$—	$8.1
NOTE 7.    SHARE-BASED COMPENSATION
As of March 31, 2014, approximately 1.2 million shares were reserved for future issuance under the Company’s stock plans. A maximum of 0.5 million of these shares can be awarded as non-vested restricted stock units (“RSUs”).

Stock Option Plans
A summary of stock option activity under all stock plans for the three months ended March 31, 2014, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	5.6	$380.71
Options authorized	—	—
Options granted	0.3	440.40
Options exercised	(0.2)	281.34
Options forfeited/expired	(0.1)	470.40
Balance at March 31, 2014	5.6	$385.42
As of March 31, 2014, options to purchase an aggregate of 3.3 million shares of common stock were exercisable at a weighted-average price of $334.50 per share.
Restricted Stock Units
Beginning in 2014, equity awards granted to employees include a mix of stock options and RSUs, which vest in one-quarter increments over a four-year period and are settled in stock. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which is paid in cash to the appropriate taxing authorities on behalf of the Company's employees.
A summary of RSU activity for the three months ended March 31, 2014, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2013	—	$—
Granted	0.2	443.02
Vested	—	—
Canceled	—	—
Nonvested balance at March 31, 2014	0.2	$443.02
The fair value of RSUs is determined based on the closing quoted price of the Company's common stock on the day of the grant.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $17.5 million and 0.1 million shares for $16.4 million during the three months ended March 31, 2014 and 2013, respectively.
Share-based Compensation
The following table summarizes share-based compensation expense for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Cost of sales - products	$4.4	$3.9
Cost of sales - services	3.1	2.9
Total cost of sales	7.5	6.8
Selling, general and administrative	24.1	23.0
Research and development	9.2	8.4
Share-based compensation expense before income taxes	40.8	38.2
Income tax benefit	13.0	12.2
Share-based compensation expense after income taxes	$27.8	$26.0

The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, assuming no expected dividends:

	Three Months Ended March 31,
	2014	2013
Stock Option Plans
Average risk free interest rate	1.5%	0.9%
Average expected term (in years)	4.5	4.6
Average expected volatility	31%	28%
Weighted average fair value at grant date	$123.45	$143.09
Employee Stock Purchase Plans
Average risk free interest rate	0.2%	0.2%
Average expected term (in years)	1.3	1.3
Average expected volatility	33%	33%
Weighted average fair value at grant date	$128.87	$170.51
NOTE 8.    INCOME TAXES
Income tax expense for the three months ended March 31, 2014, was $16.2 million, or 26.8% of pre-tax income, compared with $66.6 million, or 26.1% of pre-tax income for the three months ended March 31, 2013. The Company’s effective tax rates for both periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The Company’s effective tax rate for the three months ended March 31, 2014, did not include the tax benefit from the U.S. federal Research and Development (“R&D”) credit because the credit expired at the end of year 2013.  If the credit is reinstated retroactively, the tax benefit will be recorded discretely in the period of reinstatement. In addition to reflecting net 2013 U.S. federal R&D credit, the income tax provision for the three months ended March 31, 2013, also reflected a discrete net benefit related to 2012 federal R&D credit which was retroactively reinstated in January of 2013.
As of March 31, 2014, the Company had total gross unrecognized tax benefits of approximately $75.9 million compared with approximately $74.0 million as of December 31, 2013, representing a net increase of approximately $1.9 million for the three months ended March 31, 2014. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition. Gross interest and penalties related to unrecognized tax benefit accrued were approximately $3.7 million and $3.4 million as of March 31, 2014, and December 31, 2013, respectively.
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
The Company is subject to the examination of its income tax returns by the Internal Revenue Service (the "IRS") and other tax authorities. The outcome of these audits cannot be predicted with certainty. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

NOTE 9.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$44.3	$188.9
Denominator:
Weighted-average shares outstanding used in basic calculation	38.3	40.3
Add: Dilutive effect of potential common shares	0.8	1.1
Weighted-average shares used in computing diluted net income per share	39.1	41.4
Net income per share:
Basic	$1.16	$4.69
Diluted	$1.13	$4.56
Employee stock options to purchase approximately 2.9 million and 1.7 million weighted-average shares for the three months ended March 31, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” “our” and similar terms refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of March 31, 2014, and results of operations for the three months ended March 31, 2014 and 2013, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement, insurance deductibles, and fees which will be levied on certain medical device revenues; decreases in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding our Company and safety of our products and the adequacy of training; our ability to expand in foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci® S®, da Vinci® Si HD Surgical System™, da Vinci® S HD Surgical System®, da Vinci® Si™, da Vinci® Xi™, da Vinci® Si-e™, da Vinci® SP™, EndoWrist®, EndoWrist® One™, EndoWrist® Stapler 45, Single-Site®, Firefly™, InSite®, and da Vinci® Connect® are trademarks of Intuitive Surgical, Inc.
Overview
Open surgery remains the predominant form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to the patient, typically resulting in longer hospitalization and recovery times, increased hospitalization costs, and additional pain and suffering relative to minimally invasive surgery (“MIS”), where MIS is available. Over the past two decades, MIS has reduced trauma to the patient by allowing selected surgeries to be performed through small ports rather than large incisions. MIS has been widely adopted for certain surgical procedures, but has not yet been widely adopted for reconstructive surgeries.
The da Vinci Surgical Systems enable surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional MIS. Surgeons using a da Vinci Surgical System operate while seated comfortably at a console viewing a Three Dimensional (“3-D”) representation of a High Definition (“HD”) image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the open surgery technique. Our multi-port technology is designed to provide surgeons with a range of motion of MIS instruments in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy and safe to use.

Our products fall into four broad categories - the da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler 45) and training technologies. We have commercialized four generations of da Vinci Surgical Systems; the first is our da Vinci standard Surgical System, first commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, the third is our da Vinci Si Surgical System, commercialized in 2009, and the fourth is our da Vinci Xi Surgical System, launched in the United States (the “U.S.”) in April 2014 (see further description in New Products section below). Systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
da Vinci instruments and accessories are used with systems to allow surgeons the flexibility in choosing the types of tools needed in a particular surgery. In the fourth quarter of 2011, we introduced our Single-Site instruments in the U.S. for use in cholecystectomy procedures utilizing the da Vinci Si Surgical System. During the first quarter of 2013, Single-Site instruments were cleared by the U.S. Food and Drug Administration (the “FDA”) in the U.S. for use in benign hysterectomies and salpingo-oophorectomies. Single-Site instruments enable surgeons to also perform surgery through a single port via the patient’s belly button, resulting in the potential for virtually scar-less patient outcomes. Training technologies include our recently developed da Vinci Connect remote case observation and mentoring tool, our da Vinci Skills Simulator, and our dual console for use in surgeon proctoring and collaborative surgery.
Procedure Overview and Historical Trends
We model patient value as equal to procedure efficacy / invasiveness. In this equation procedure efficacy is defined as a measure of the success of the surgery in resolving the underlying disease and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer da Vinci surgery, which potentially could result in a local market share shift. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared to alternative treatment options for the same disease state or condition.
Worldwide Procedures
da Vinci systems and instruments are regulated independently in various countries and regions of the world. The discussion of indications for use and representative or target procedures is intended solely to provide an understanding of the market for da Vinci products but is not intended to promote for sale or use any Intuitive Surgical product outside of its licensed or cleared labeling and indications for use.
The adoption of da Vinci surgery has the potential to grow for those procedures that offer greater patient value than non da Vinci alternatives. We focus our organization and investments on developing, marketing and training for those products and procedures where da Vinci can bring significant patient value relative to alternative treatment options. In 2013, da Vinci Surgical Systems were used primarily in gynecology, urology, general surgery, cardiothoracic surgery, and head and neck surgery. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), sacrocolpopexy, myomectomy, and endometriosis resection. Target procedures in urology include da Vinci Prostatectomy (“dVP”), partial nephrectomy, and pyeloplasty. Target procedures in general surgery include Single-Site Cholecystectomy, colorectal procedures, and a broad base of other general surgery procedures. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include base of tongue resection, lingual tonsillectomy and partial glossectomy. Please consult the product labeling in a specific country and for each product in order to determine the actual authorized uses, as well as important limitations, restrictions or contraindications. Not all the indications, procedures or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems.
In 2013, approximately 523,000 surgical procedures were performed with the da Vinci Surgical System, compared to approximately 450,000 and 359,000 procedures performed in 2012 and 2011, respectively. The growth in our overall procedure volume in 2013 was driven by the growth in U.S. general surgery procedures, U.S. gynecologic procedures, and urologic procedures outside of the U.S.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 422,000 in 2013, compared to approximately 367,000 in 2012, and 292,000 in 2011.
Gynecology is our largest U.S. surgical specialty. Overall U.S. gynecologic procedure volume grew from approximately 170,000 cases in 2011 to approximately 222,000 in 2012 and to approximately 240,000 in 2013. The growth was driven by adoption of dVH, our highest volume procedure, and other gynecologic procedures, including sacrocolpopexy and myomectomy. U.S. dVH procedure volume grew from approximately 140,000 cases in 2011 to approximately 176,000 cases in 2012 to approximately 191,000 cases in 2013, of which approximately 41,000 were related to cancer and approximately 150,000 were related to benign conditions. The lower 2013 U.S. gynecologic procedure growth rate reflected a number of factors including, but not limited to, dVH for cancer approaching standard of care penetration levels, apparent pressure on benign gynecology hospital admissions, negative media reports, and a trend by payers toward encouraging conservative disease management and treatment in outpatient settings. We estimate the total annual U.S. addressable robotic hysterectomy market to consist of approximately 300,000 procedures otherwise performed via open surgery, of which approximately 50,000 are for cancer.
Based upon procedure run rates exiting 2013, general surgery is now our second largest and fastest growing specialty in the U.S. Overall U.S. general surgery procedure volume grew from approximately 15,000 cases in 2011 to approximately 42,000 in 2012 to approximately 81,000 in 2013.
U.S. urology procedure volume was approximately 85,000 in 2013, compared to approximately 88,000 in 2012, and 93,000 in 2011. We consider dVP to be the standard of care for the minimally invasive removal of the prostate in the U.S. Approximately 58,000 dVPs were performed in 2013, compared to 62,000 in 2012, and 73,000 in 2011. The approximately 15% reduction in 2012 dVP procedures in the U.S. were caused by the U.S. Preventive Services Task Force recommendation against prostate-specific antigen (“PSA”) screening, as well as changes in treatment pattern for low risk prostate cancer away from definitive treatment. U.S. dVP volumes appear to have stabilized in 2013.
International Procedures
Overall international procedure volume grew to approximately 101,000 in 2013, compared to approximately 83,000 in 2012 and approximately 68,000 in 2011. dVP accounted for the majority of international procedures, having grown from approximately 40,000 in 2011, to approximately 47,000 in 2012, and to approximately 56,000 in 2013. Growth in international dVP was driven by higher procedure volumes in Japan, Italy, the United Kingdom, and Australia.
Business Model
We generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories and service. The da Vinci Surgical Systems generally sell for between $1.0 million and $2.3 million, depending upon configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers consume our EndoWrist and Single-Site instruments and accessory products used in performing procedures with the da Vinci Surgical System. Our instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. Also, we generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold with an annual fee of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system. These service contracts have generally been renewed at the end of the initial contractual service periods.
Recurring revenue has generally grown at a faster rate than the rate of growth of system revenue. Recurring revenue increased from $979.5 million, or 56% of total revenue in 2011 to $1,245.9 million, or 57% of total revenue in 2012 to $1,430.2 million, or 63% of total revenue in 2013. Recurring revenue for the three months ended March 31, 2014, was $358.7 million, or 77% of revenue, compared to $355.5 million, or 58% of revenue for the three months ended March 31, 2013. The increase in recurring revenue relative to system revenue reflects lower first quarter 2014 system revenue and continued adoption of procedures on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to 2,966 at December 31, 2013, compared with 2,585 at December 31, 2012, and 2,132 at December 31, 2011. The installed base of da Vinci Surgical Systems was 3,039 at March 31, 2014.
We provide our products through a direct sales organization in the U.S., Korea, and Europe, excluding Spain, Italy, Greece and Eastern European countries. Beginning in 2013, we began to provide our products through a direct sales organization in the Czech Republic, Slovakia, and Hungary, whereas prior to 2013, these markets were served by a distributor. In the remainder of our international markets, we provide our products through distributors.
Regulatory Activities
Clearances and Approvals
We have obtained the clearances required to market our multiport products associated with the first three generations of our da Vinci Surgical Systems (Standard, S and Si systems) for our targeted surgical specialties within the U.S. and most of Europe. As we make additions to target procedures and introduce new products, we will continue to seek necessary clearances. In February 2013, we received FDA clearance to market our Single-Site instruments for benign hysterectomy and salpingo-oophorectomy procedures. FDA clearance for Single-Site Cholecystectomy was received in December 2011.
In March 2014, we received FDA clearance to market our da Vinci Xi System in the U.S. This is our fourth generation da Vinci Surgical System (see the complete description of the da Vinci Xi System in the New Products Section) and is now available to customers.
In April 2014, we received FDA clearance to market our da Vinci SP999 Surgical System, in the U.S., a system designed as a platform extension of the da Vinci Xi Surgical System, for use in single-port urologic surgeries. The da Vinci SP Surgical System, which is not expected to begin clinical use until late 2015, will enable surgeons to perform minimally invasive urologic surgeries in multiple areas of the abdomen through a single incision.

In September 2013, we received FDA clearance to expand the indication for use of Firefly to include visual assessment of at least one of the major extra-hepatic bile ducts (cystic duct, common bile duct and common hepatic duct), using near infrared imaging. Fluorescence imaging of biliary ducts with the da Vinci Fluorescence Imaging Vision System is intended for use with standard of care white light and, when indicated, intraoperative cholangiography. The device is not intended for standalone use for biliary duct visualization. We believe that the use of Firefly during cholecystectomy procedures will enhance the ability of surgeons to identify key anatomical structures during the surgery.
In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci S Surgical System in Japan.  We market, sell, and service our products through Adachi Co., Ltd., our independent distributor in Japan. Effective April 2012, we obtained national reimbursement for the dVP procedures in Japan, our only reimbursed procedure to date. In Japan, additional procedures are considered for reimbursed status in April of even numbered years as the MHLW considers recommendations and data brought forth from Japanese surgical societies. No additional procedures have been granted in the April 2014 cycle. We are currently working with the Japanese surgical societies to gather the necessary data for MHLW consideration in the April 2016 cycle. In October 2012, we obtained MHLW approval for da Vinci Si Surgical Systems in Japan. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
FDA Inspections
An FDA inspection of our facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four observations relating to the reporting of field corrections, information which is to be included on reports of field corrections, written procedures for changes to certain product labeling, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and provided additional evidence of corrective actions to the FDA in response to the Form FDA 483. The FDA issued a Warning Letter, dated July 16, 2013, related to two of the four Form FDA 483 observations asking for additional corrective actions and indicated their intent to perform a follow-up inspection. In addition, the FDA collected electronic samples of all our advertising and promotional material for review, and to date have taken no action in connection therewith. We responded to the Warning Letter, communicating corrective actions taken. The FDA re-inspected our facilities during February-March of 2014 to complete a general quality system audit as well as a review of the status of the Warning Letter and 483 remediation activities. At the end of the inspection, the FDA issued a Form FDA 483 listing five observations related to quality management system improvement opportunities. We have responded to the FDA with a corrective action plan for those observations and are working through that plan in a timely manner.
Medical Device Reporting
In September 2012, we contacted the Office of Surveillance and Biometrics (“OSB”) Medical Device Reports (“MDRs”) Policy Branch in the FDA Center for Devices and Radiological Health (“CDRH”) regarding proposed changes to our reporting practices for non-injury malfunction MDRs. In addition, we discussed summary reporting for well characterized events. As a result of the proposed changes, we have increased our reports of device malfunction MDRs, the vast majority of which are related to instruments and not to systems. By definition, none of these device malfunction MDRs involve reportable injuries or deaths. These MDRs are posted on the FDA Manufacturer and User Facility Device Experience (“MAUDE”) database.
In addition, claims brought to our attention by plaintiffs’ attorneys that contain allegations of patient injury, are required to be investigated as complaints. In those cases in which da Vinci was used and the system cannot yet be ruled out as a cause or contributor of the alleged injury, these cases are reported to the FDA as MDRs. This has led to increases in MDRs. During the first quarter 2014, as agreed to by the FDA, MDR Policy Branch, we reported a summary level MDR for 1,406 events related to these claims. 1,387 of these events relate to allegations of injuries that had not previously been reported to us and, subsequently, we had not reported them to the FDA; the remaining 19 events are supplemental reports to events previously reported to the FDA.
Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field which have factors which could pose an unreasonable risk to health. The definition of Recalls and Corrections is expansive and includes repair, replacement, inspections, re-labeling, and issuance of new, added, or reinforcement of instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting, and monitoring worldwide. There are other actions which a medical device manufacturer may take in the field without reporting, including routine servicing, the introduction of new products, and new indications for use and stock rotations.
As we determine whether a field action is reportable in any regulatory jurisdiction, we prepare and submit notifications to the appropriate regulatory agency for the particular jurisdiction. In general, upon submitting required notifications to regulators regarding a field action which is a recall or correction, we will notify customers regarding the field action, provide any additional documentation required in their national language, and arrange, as required, return or replacement of the affected product or a field service visit to perform the correction. In some cases, our actions may be retrospectively classified by regulators as reportable even though they were believed to be routine or not reportable at the time they were taken. This would require us to report additional field actions that in some cases may have already been completed. In addition, regulators can require the expansion, reclassification, or change in scope and language of the field action. Field actions can result in adverse effects on our business, including damage to reputation, delays by customers of purchase decisions, reduction or stoppage of use of installed systems, and reduced revenue as well as increased expenses to complete field actions.
Certain outcomes from any of the above regulatory activities may result in adverse effects on the business, including damage to reputation, delays by customers of purchase decisions, reduction or stoppage of use of installed systems, and reduced revenue as well as increased expenses.

2014 Business Events and Trends
Procedures
Overall. During the three months ended March 31, 2014, total da Vinci procedures grew approximately 7% compared with 18% for the first three months of 2013. First quarter 2014 procedure growth was driven by growth in general surgery in the U.S. and urologic procedures in international markets, partially offset by declines in gynecologic and urologic procedures in the U.S. The lower first quarter 2014 procedure growth rate was driven by continued pressure on U.S. benign gynecologic procedures, slowing growth in U.S. cholecystectomy procedures, and increased procedure seasonality.
Benign Gynecologic Procedure Trends. During the three months ended March 31, 2014, we experienced continued pressure on the category of U.S. benign gynecologic procedures, which began early in 2013. During 2013, worldwide benign gynecologic procedures grew at a lower rate than in 2012. During the first quarter of 2014, U.S. benign gynecologic procedures reflected a low single-digit percentage decline compared to the first quarter of 2013. The pressure on U.S. benign gynecologic procedures reflected a number of factors including, but not limited to, apparent pressure on benign gynecology hospital admissions, negative media reports, a trend by payers toward encouraging conservative disease management and treatment in outpatient settings and increased first quarter seasonality. Minimally invasive surgery is presently approaching 80% penetration of the U.S. benign gynecologic market. Combined with the dispersion of the remaining open procedures among hospitals and surgeons, we expect da Vinci hysterectomy for benign conditions to roughly change in-line with market changes for the time being.
dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, have led to a 15% decline in our dVP business in 2012 and a 6% decline in 2013. First quarter 2014 U.S. dVP procedures were approximately 5% lower than the first quarter 2013. These treatment patterns have also impacted our European dVP procedure volumes. dVP is at earlier market penetration stages in the European markets; therefore, we are unable to precisely estimate the extent to which these recommendations and treatment pattern changes may have been adopted by governments or clinicians within non-U.S. jurisdictions.
Cholecystectomy.  In December 2011, we received FDA clearance for Single-Site cholecystectomy, our first procedure cleared for Single-Site instruments.  Since then, da Vinci cholecystectomy has grown into our third largest procedure, after hysterectomy and prostatectomy.  da Vinci Cholecystectomies are performed with either Single-Site instruments or multiport instruments. In many cases, surgeons performing multiport cholecystectomies are using that approach as a training pathway towards Single-Site cholecystectomy or other more complex procedures.  Cholecystectomy is a lower complexity procedure which can generally be executed in a minimally invasive manner via multiport laparoscopy and has lower reimbursement rates than more complex procedures.  Because cholecystectomy is our first Single-Site procedure and our first to target a procedure highly penetrated via laparoscopy, it is difficult to estimate to what degree we may capture these procedures.  During the first quarter 2014, total U.S. cholecystectomies grew at a lower percentage than in previous periods.
Procedure Seasonality. The majority of da Vinci procedures performed are now for benign conditions, most notably benign hysterectomies and cholecystectomies. The proportion of these benign procedures has grown over time in relation to the total number of procedures performed. Hysterectomies for benign conditions, cholecystectomies, and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. We believe the seasonality impact will likely be more significant with a higher proportion of patients electing high-deductible plans as a result of the implementation of the Affordable Care Act. Third quarter activity is also slower given vacation periods, particularly in Europe. As we achieve deeper penetration in certain procedures, seasonality has a more substantial impact on our business.
Procedure Mix. Our procedure business is now comprised of: (1) Cancer and other highly complex procedures and (2) Less complex benign procedures. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex benign procedures. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these procedure categories. More fully featured products targeted towards the more complex procedure segment include 4-arm, dual console, Firefly enabled systems and advanced instruments including vessel sealing and stapler. Lower priced products targeted towards the less complex segment of procedures include the three-arm da Vinci Si-e System and lower priced Single-Site instruments. Our less complex segment has increased from approximately 40% of U.S. procedures in 2011 to approximately 60% of U.S. procedures in 2013. The complex procedure segment represents the large majority of international procedures.
FDA Announcement Concerning Morcellation. In April 2014, the FDA announced that it discourages the use of power morcellators in the surgical removal of assumed benign fibroids. Intuitive Surgical does not manufacture or sell power morcellation products and power morcellators do not attach to da Vinci Surgical Systems. Minimally invasive da Vinci gynecologic surgeries are routinely performed without the use of power morcellators. However, this announcement may create uncertainty for surgeons and patients when choosing among minimally invasive surgical methods for removing fibroids and could adversely impact the number of da Vinci procedures.

System Demand
In the future, demand for da Vinci Surgical Systems will be impacted by factors including procedure growth rates, economic pressure and uncertainty at hospitals associated with the Affordable Care Act, evolving system utilization and point of care dynamics, likely variability in the timing of Japanese systems sales given the time until potential additional da Vinci procedures will be considered for reimbursement, which is anticipated in 2016, the timing in which we receive regulatory clearance in international markets for our Xi System and related instruments, and changing economic and geopolitical factors.
Recent Media and Lawsuits
Prior to and during the three months ended March 31, 2014, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, the adequacy of surgeon training and our sales and marketing practices. In addition, as further described in Note 5 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I, we are currently named as a defendant in approximately 83 individual product liability lawsuits. Plaintiffs’ attorneys are engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that the training we provide to surgeons helps to ensure that they are able to operate our systems with the requisite skill and expertise. However, the recent negative media publicity likely has and may continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods.
The Company has recorded a pre-tax charge of $67.4 million to reflect estimated costs of settling a number of the product liability claims against the Company. The claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (MCS) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. The Company’s estimate of the anticipated cost of settling these claims is based on negotiations with attorneys for patients who have participated in the mediation process. To date, approximately 3,000 claims have been reviewed as part of the mediation process. Of those, however, a substantial number have already been removed from the tolling agreement that covers the claims in the mediation process and plaintiffs’ counsels have indicated to the Company that they no longer intend to pursue these claims.  Nonetheless, the claimants that have been removed from the tolling agreement remain free to pursue lawsuits against the Company and it is also possible that more claims will be made by other individuals who have undergone da Vinci surgery and allege that they suffered injuries. It is further possible that the claimants who participate in the mediations, as well as those claimants who have not participated in negotiations, will pursue greater amounts in mediation or in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.  Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. See Note 5 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I for further details.
The increase in product liability claims coincided with national attorney advertising efforts seeking patients dissatisfied with da Vinci surgery. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in mediation efforts. The attorneys for the patients agreed to collect and supply medical records, operative notes and other necessary information from these patients to the Company. Each claim was individually investigated. The collection and evaluation of the patients’ medical information was laborious. For hundreds of the asserted claims, the Company has never received medical records. More than 2,000 sets of patient records were received and evaluated. To evaluate these claims, the Company and its legal counsel, assisted by independent medical consultants, reviewed and analyzed the large volumes of medical information that began to arrive in the fall of 2013. The completion of the evaluation of a significant number of these claims occurred during the first quarter of 2014.
The Company submits reports to the FDA for these claims as part of its post-market surveillance process. The FDA publicly reports these claims on its MAUDE database. On February 27, 2014, the Company submitted an Alternative Summary Report (ASR) to consolidate 1,406 of the product liability claims for surgeries spanning the period 2004 through the third quarter of 2013. During this time period, approximately 1.7 million surgeries were performed with the da Vinci Surgical System in the United States.
MDR reporting criteria are described in FDA guidance 21 CFR Part 806. An MDR report or any other information submitted by Intuitive Surgical to the FDA is not necessarily an admission that the device caused or contributed to the reportable event. The February ASR contains information from attorneys who submitted claims of injury involving da Vinci use in surgery. The vast majority of the alleged injuries in the ASR are common complications associated with surgery, including minimally invasive and open surgical procedures. In the rare instances in which Company records were able to confirm claims of a malfunction of the da Vinci Surgical System during a surgery, the Company filed a separate MDR. Where a claim indicated a patient death, the Company filed a separate MDR. The ASR excludes these individually reported death and malfunction events.
New Product Introductions
da Vinci Xi Surgical System. During April 2014, we launched our newest da Vinci model, the da Vinci Xi, in the U.S. The da Vinci Xi can be used across a wide spectrum of minimally invasive surgical procedures, and has been optimized for multi-quadrant surgeries. The da Vinci Xi expands upon core da Vinci features including wristed instruments, 3D-HD visualization, intuitive motion, and ergonomic design, while improving ease, and delivering several new features, including:

•	A new overhead instrument arm architecture designed to facilitate anatomical access from virtually any position.

•	A new endoscope digital architecture that creates a simpler, more compact design with improved vision definition and clarity.

•	An ability to attach the endoscope to any arm, providing flexibility for visualizing the surgical site.

•	Smaller, thinner arms with newly designed joints that offer a greater range of motion than ever before.

•	Longer instrument shafts designed to give surgeons greater operative reach.
With the da Vinci Xi, we now offer hospitals a broader line of da Vinci Surgical Systems to match their surgical profile and patient care requirements. These include the da Vinci Si-e, a lower cost system suited for surgeries requiring two instrument arms; the da Vinci Si, which has the capability of controlling three instrument arms; and the da Vinci Xi, which has four universal instrument arms that attach to a rotating platform. We have separately applied for FDA clearance for the da Vinci Xi Firefly, Vessel Sealer, and Stapler products and plan to bring them to market upon receiving clearance.
We expect to file for the da Vinci Xi Surgical System CE mark by mid-year 2014. We are also working to submit for regulatory clearance in certain Asian countries, including Japan and Korea. However, we are not currently in a position to estimate the timing of receiving clearance in our Asian markets.
In April 2014, we offered certain customers who purchased a 4-arm da Vinci Si Surgical System in the first quarter of fiscal 2014 the opportunity to trade-out their systems for a da Vinci Xi Surgical System. Under this program, these customers will be able to return their da Vinci Si Surgical System and receive a credit, substantially equal to the price paid for the da Vinci Si Surgical System, towards the purchase of a da Vinci Xi Surgical System. These customers have until June 20, 2014, to accept our offer. In accordance with guidance for accounting for arrangements in which return rights exist, system revenue and associated costs in an amount equal to our estimate of the number of systems that will be returned have been deferred. Subject to our meeting all other criteria of our revenue recognition policy, the revenue deferred will be recognized at the date the da Vinci Xi Surgical System is shipped and accepted by the customers participating in our trade-in program, which we anticipate will occur prior to June 30, 2014. The trade-in program also provides our customers the opportunity to return certain stocking purchases of da Vinci Si instruments and accessories made in the first quarter of 2014. We have deferred a total of $25.6 million of revenue and $6.1 million of associated costs in the first quarter of 2014 based on our estimate of the amount of systems, instruments, and accessories sold that is expected to be returned in a future period.
da Vinci Single-Site Instruments. da Vinci Single-Site consists of a set of non-wristed instruments and accessories that allow the da Vinci Si systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize invasiveness to patients by reducing the number of ports required to enter the body and is typically utilized for less complex surgery than multi-port surgery. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, although physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011, we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The majority of da Vinci Single-Site procedures performed in Europe to date have been cholecystectomies. In December 2011, we received FDA regulatory clearance to market our Single-Site instrumentation in the U.S. for laparoscopic cholecystectomy procedures. In February 2013, we received FDA clearance to market our Single-Site instruments for benign hysterectomy and salpingo-oophorectomy procedures. We are encouraged by hospital, surgeon, and patient interest in da Vinci Single-Site. However, as these are our initial products targeted towards procedures already highly penetrated by manual MIS techniques, we are not able to predict the extent or pace that da Vinci Single-Site may be adopted.
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
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the stapler. We expect its initial surgical use to be directed towards colorectal procedures. During 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers. We expect to continue to expand to a broadening set of customers in 2014. Although our first customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45, and we are not able to predict the extent to which the instrument may be adopted.
Business Acquisition
On January 17, 2014, we completed the acquisition of certain intellectual property, know-how, and employees from Luna Innovations, Inc. that meet the definition of a business. The business acquisition is not material to our consolidated financial statements and is not expected to have a material impact on our future operations.
First Quarter 2014 Financial Highlights

•
Total revenue decreased by 24% to $464.7 million during the three months ended March 31, 2014 from $611.4 million during the three months ended March 31, 2013. This decrease reflects the fact that we deferred $23.7 million of system and $1.9 million of instrument and accessory revenue associated with our Xi trade-in program (see New Product Introductions section). In accordance with our accounting policy, the associated costs of goods sold were also deferred.

•	The total number of da Vinci procedures performed during the three months ended March 31, 2014, increased approximately 7% compared with the three months ended March 31, 2013.

•
Instruments and accessories revenue decreased by 2% to $254.8 million during the three months ended March 31, 2014, representing 54.8% of total revenue, from $261.1 million during the three months ended March 31, 2013.

•
Recurring revenue increased 1% to $358.7 million during the three months ended March 31, 2014, representing 77% of total revenue, from $355.5 million during the three months ended March 31, 2013, representing 58% of total revenue.

•	We shipped 87 da Vinci Surgical Systems during the three months ended March 31, 2014, compared with 164 during the three months ended March 31, 2013.

•	System revenue decreased 59% to $106.0 million during the three months ended March 31, 2014 from $255.9 million during the three months ended March 31, 2013.

•	As of March 31, 2014, we had a da Vinci Surgical System installed base of 3,039 systems, consisting of 2,116 in the U.S., 488 in Europe, 178 in Japan, and 257 in the rest of the world.

•
Operating income decreased 77% to $56.6 million during the three months ended March 31, 2014, compared with $251.2 million during the three months ended March 31, 2013. Operating income included a pre-tax charge of $67.4 million related to probable litigation loss. Operating income also included $40.8 million and $38.2 million during the three months ended March 31, 2014 and 2013, respectively, of share-based compensation expense related to employee stock programs.

•
As of March 31, 2014, we had $3.0 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments increased by $209.7 million as of March 31, 2014, as compared to December 31, 2013, primarily driven by cash provided from operations.

•
We ended the first quarter 2014 with 2,739 employees, compared to 2,792 at December 31, 2013. Headcount reduction reflects changes made to our U.S. sales force and is partially offset by additions to our manufacturing, research and development, and regulatory organizations.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2014	% of total revenue	2013	% of total revenue
Revenue:
Product	$360.8	78%	$517.0	85%
Service	103.9	22%	94.4	15%
Total revenue	464.7	100%	611.4	100%
Cost of revenue:
Product	113.8	24%	146.3	24%
Service	35.5	8%	30.8	5%
Total cost of revenue	149.3	32%	177.1	29%
Product gross profit	247.0	53%	370.7	61%
Service gross profit	68.4	15%	63.6	10%
Gross profit	315.4	68%	434.3	71%
Operating expenses:
Selling, general and administrative	215.8	46%	141.5	23%
Research and development	43.0	9%	41.6	7%
Total operating expenses	258.8	55%	183.1	30%
Income from operations	56.6	12%	251.2	41%
Interest and other income, net	3.9	1%	4.3	1%
Income before taxes	60.5	13%	255.5	42%
Income tax expense	16.2	3%	66.6	11%
Net income	$44.3	10%	$188.9	31%
Total Revenue
Total revenue was $464.7 million for the three months ended March 31, 2014, compared with $611.4 million for the three months ended March 31, 2013. Lower total revenue for the three months ended March 31, 2014 was driven by 59% lower da Vinci Surgical System sales, partially offset by 1% higher recurring revenue derived primarily from higher service revenue.
Revenue within the U.S. accounted for 67% of total revenue for the three months ended March 31, 2014, compared to 75% of total revenue for the three months ended March 31, 2013. Our domestic revenue has accounted for the large majority of total revenue primarily due to rapid procedure adoption in the U.S. driven by the ability of patients to choose their provider and method of treatment. During the first quarter of 2014, international revenue has grown at a faster rate than U.S. revenue primarily due to a decline in system sales in the U.S. market.

The following table summarizes our revenue and da Vinci Surgical System unit sales for the three months ended March 31, 2014 and 2013 (in millions, except percentages and unit sales):

	Three Months Ended March 31,
	2014	2013
Revenue
Instruments and accessories	$254.8	$261.1
Systems	106.0	255.9
Total product revenue	360.8	517.0
Services	103.9	94.4
Total revenue	$464.7	$611.4
Recurring revenue	$358.7	$355.5
% of total revenue	77%	58%
Domestic	$309.5	$458.1
International	155.2	153.3
Total revenue	$464.7	$611.4
% of Revenue - Domestic	67%	75%
% of Revenue - International	33%	25%
Unit Sales by Region:
Domestic Unit Sales	45	115
International Unit Sales	42	49
Total Unit Sales	87	164
Unit Sales by Model:
da Vinci Si-e - Single console Unit Sales (3 arm)	13	5
da Vinci Si - Single console Unit Sales (4 arm)	50	109
da Vinci Si - Dual console Unit Sales	23	48
Total da Vinci Si Unit Sales	86	162
da Vinci S Unit Sales	1	2
Total Unit Sales	87	164
Unit Sales involving System Trade-ins:
Unit sales involving trade-ins of da Vinci standard Surgical Systems	2	9
Unit sales involving trade-ins of da Vinci S Surgical Systems	11	30
Total unit sales involving trade-ins	13	39
Unit Sales not involving trade-ins	74	125
Total Unit Sales	87	164
Product Revenue
Product revenue was $360.8 million for the three months ended March 31, 2014, compared with $517.0 million for the three months ended March 31, 2013.
Instruments and accessories revenue decreased 2% to $254.8 million for the three months ended March 31, 2014, compared with $261.1 million for the three months ended March 31, 2013. The decrease in revenue was driven by lower instrument and accessory stocking orders associated with lower first quarter 2014 system unit sales and approximately $1.9 million of revenue deferred relating to our estimate of stocking orders that will be returned pertaining to offers extended to certain customers to trade-in da Vinci Si instruments and accessories for da Vinci Xi products. The decrease in revenue was partially offset by approximately 7% higher da Vinci procedure volume. Higher procedure volume during the three months ended March 31, 2014, was driven by growth in U.S. general surgery procedures and international urologic procedures, partially offset by lower U.S. gynecologic procedures.

Systems revenue decreased to $106.0 million during the three months ended March 31, 2014, from $255.9 million during the three months ended March 31, 2013. The decrease in systems revenue was driven by a lower number of system units shipped and a deferral of $23.7 million of revenue associated with our estimate of future returns related to offers extended to certain customers to trade-out their da Vinci Si System for a credit towards the purchase of a da Vinci Xi System. Subject to meeting all other criteria of our revenue recognition policy, the amount deferred will be recognized as revenue at the date the da Vinci Xi Surgical System is shipped and accepted by the customers participating in the program, which we anticipate will occur prior to June 30, 2014.
We shipped 87 da Vinci Surgical Systems during the three months ended March 31, 2014, compared with 164 in the same period last year. The decrease in system unit sales primarily reflects lower first quarter 2014 system sales into the U.S. market. During the first quarter of 2014, 45 systems were sold in the U.S., 14 in Europe, 19 in Japan, and 9 in other markets, compared with 115 systems sold in the U.S., 16 in Europe, 25 in Japan, and 8 in other markets during the first quarter of 2013. The demand for systems is ultimately driven by da Vinci surgical procedure volume and is highly sensitive to changes in procedure growth rates. The decline in U.S. system sales in the first quarter of 2014 was largely driven by moderating procedure growth (as described in the Procedures section) resulting in lower need to expand procedure capacity at hospitals. In addition, hospital spending on capital equipment appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act, economic pressures, and the impact of anticipation of a new system.
Systems revenue during the three months ended March 31, 2014, also reflects the deferral of $23.7 million of revenue associated with our estimate of future returns related to offers extended to certain customers to trade-out their da Vinci Si System for a credit towards the purchase of a da Vinci Xi System. The amount deferred will be recognized as revenue at the date the da Vinci Xi Surgical System is shipped and accepted by the customers participating in the program, which we anticipate will occur prior to June 30, 2014.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of revenue deferred, was $1.48 million for the three months ended March 31, 2014, compared with $1.55 million for the three months ended March 31, 2013. The lower first quarter 2014 ASP was driven primarily by product and geographic mix.
Service Revenue
Service revenue, comprised primarily of system service and customer training, increased 10% to $103.9 million for the three months ended March 31, 2014, compared with $94.4 million for the three months ended March 31, 2013. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue during the three months ended March 31, 2014, was primarily driven by a larger installed base of da Vinci Surgical Systems producing contract service revenue.
Gross Profit
Product gross profit for the three months ended March 31, 2014, decreased 33% to $247.0 million, or 68.5% of product revenue, compared with $370.7 million, or 71.7% of product revenue, for the three months ended March 31, 2013. The lower first quarter 2014 product gross profit was driven by lower product revenue. The lower 2014 product gross margin was driven by:

•
New Products. First quarter 2014 sales had a higher proportion of recently introduced products which yield lower gross margin percentages, particularly the EndoWrist One Vessel Sealer, and the EndoWrist Stapler. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based market conditions, volume, and complexity of the product.

•
Product Mix. First quarter 2014 sales had a higher proportion of da Vinci Si-e and Single-Site instruments sold. These lower price, lower margin products are targeted towards less complex surgical procedures.

•	Other Items. Lower system production volume resulted in a higher amount of fixed manufacturing costs being expensed in the quarter.
Product gross profit for the three months ended March 31, 2014 and 2013, reflected share-based compensation expense of $4.4 million and $3.9 million, respectively.
Service gross profit during the three months ended March 31, 2014 was $68.4 million, or 65.8% of service revenue, compared with $63.6 million, or 67.4% of service revenue during the three months ended March 31, 2013. The higher 2014 service gross profit was driven by a larger installed base of da Vinci Surgical Systems compared to March 31, 2013. Service gross profit margins decreased slightly for the three months ended March 31, 2014 primarily due to higher 2014 service parts consumption and training costs. Service gross profit for the three months ended March 31, 2014 and 2013, reflected share-based compensation expense of $3.1 million and $2.9 million, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.
Selling, general and administrative expenses for the three months ended March 31, 2014, increased 53% to $215.8 million, compared with $141.5 million for the three months ended March 31, 2013. The increase was primarily due to a pre-tax charge of $67.4 million relating to the estimate of probable loss associated with the product liability claims, discussed in the Recent Media and Lawsuits section above. In addition, the selling, general and administrative expenses for the first quarter of 2014 increased due to higher legal costs related to pending or threatened litigation, expansion of our international organizations, higher regulatory costs, and share-based compensation. Selling, general and administrative expenses for the first quarter of 2014 also included severance expenses of approximately $3.5 million. Share-based compensation expense for the three months ended March 31, 2014 and 2013, was approximately $24.1 million and $23.0 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.
Research and development expenses for the three months ended March 31, 2014, increased 3% to $43.0 million, compared with $41.6 million for the three months ended March 31, 2013. The increase was due to growth in our product development organization and higher prototype and project expenses. Share-based compensation expense for the three months ended March 31, 2014 and 2013, was approximately $9.2 million and $8.4 million, respectively. Amortization expense related to purchased intellectual property during the three months ended March 31, 2014 and 2013 were $3.2 million and $2.8 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including co-development arrangements with industry partners, will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2014 and 2013, was $3.9 million and $4.3 million, respectively.
Income Tax Expense
Income tax expense for the three months ended March 31, 2014 was $16.2 million, compared with $66.6 million for the three months ended March 31, 2013. Effective tax rates for the three months ended March 31, 2014 and March 31, 2013 were 26.8% and 26.1%, respectively. Effective tax rates for both periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.
The higher effective rate for the three months ended March 31, 2014 as compared to the same period of 2013 is mainly because our effective tax rate for the three months ended March 31, 2014 did not include the tax benefit from the U.S. federal R&D credit due to its expiration at the end of year 2013.  If the credit is reinstated retroactively, the tax benefit will be recorded discretely in the period of reinstatement. The income tax provision for the three months ended March 31, 2013, however, reflected both net 2013 federal R&D credit and a discrete net benefit related to 2012 federal R&D credit which was retroactively reinstated in January of 2013. The aforementioned decrease in tax benefit was partially offset by increase in tax benefit related to higher proportion of foreign earnings in 2014.
We file federal, state and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which years before 2008 were considered closed. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the effective tax rate in the period in which they reverse. Management believes that adequate provisions have been made for any adjustments that may result from tax audits. However, the IRS and other tax authorities may continue to examine our income tax returns. The outcome of tax audits cannot be predicted with certainty. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. If any issues addressed in the tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and proceeds from employee exercises of stock options. Cash and cash equivalents plus short and long-term investments increased from $2.8 billion at December 31, 2013, to $3.0 billion at

March 31, 2014. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of March 31, 2014, $708.5 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.
Condensed Consolidated Cash Flow Data (unaudited)
The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in)
Operating activities	$166.3	$258.0
Investing activities	(205.3)	(348.0)
Financing activities	70.6	(35.8)
Effect of exchange rates on cash and cash equivalents	0.3	(0.4)
Net increase (decrease) in cash and cash equivalents	$31.9	$(126.2)
Operating Activities
For the three months ended March 31, 2014, cash flow from operations of $166.3 million exceeded our net income of $44.3 million primarily for the following reasons:

1.
Our net income included substantial non-cash charges in the form of a probable product liability litigation loss of $67.4 million, share-based compensation of $40.8 million, and amortization of intangible assets and depreciation totaling $4.7 million and $12.3 million, respectively. These non-cash charges were partially offset by an increase in deferred tax assets of $33.2 million, primarily related to the probable product liability litigation loss recorded in the first quarter 2014.

2.
Accounts receivable decreased by $62.4 million during the three months ended March 31, 2014, reflecting collections in excess of sales. Deferred revenue, which includes deferred service revenue that is being recognized as revenue over the service contract period, increased $25.7 million in the first quarter 2014 primarily due to revenue deferral of $25.6 million recorded related to the trade-in program offered in connection with the launch of the da Vinci Xi Surgical System in April 2014. The favorable impact of these items on cash provided by operating activities was partly offset by an increase in inventory acquisitions related to expanded product offerings of $20.4 million, prepaid expenses and other assets of $25.1 million, and a decrease in other operating liabilities of $12.6 million.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2014, consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $184.7 million and purchase of property and equipment, intellectual property and business of $20.6 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2014 was primarily related to the proceeds from stock option exercises and employee stock purchases of $66.3 million and excess tax benefits from share-based compensation of $4.3 million. Net cash used in financing activities during the three months ended March 31, 2013 was primarily due to the repurchase of 0.3 million shares of our common stock through open market transactions of $145.7 million, offset by proceeds from stock option exercises and employee stock purchases of $89.3 million and excess tax benefits from stock-based compensation of $20.6 million.
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
Capital Expenditures
Our business is not capital intensive and we have no material commitments for capital expenditures as of the end of the first quarter of 2014.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. With the exception of the legal contingencies estimate described below, there have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that are of significance, or potential significance to the Company.
Legal contingencies. We are involved in a number of legal proceedings involving product liability, intellectual property, shareholder derivative actions, securities class actions, and other matters. We record a liability and related charge to earnings in our consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. Our assessment is reevaluated each accounting period and is based on all available information, including discussion with any outside legal counsel that represents us. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements.
When determining the estimated probable loss or range of losses, significant judgment is required to be exercised in order to estimate the amount and timing of the loss to be recorded. Estimates of probable losses resulting from litigation are inherently difficult to make, particularly when the matters are in early procedural stages with incomplete facts and information. The final outcome of legal proceedings is dependent on many variables difficult to predict, and therefore, the ultimate cost to entirely resolve such matters may be materially different than the amount of current estimates. Consequently, new information or changes in judgments and estimates could have a material adverse effect on our business, financial condition, and results of operations or cash flows. See Recent Media and Lawsuits section above for discussion of the $67.4 million charge related to our estimate of probable loss associated with product liability claims.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
The information included in Note 5 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I of this quarterly report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial position or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended March 31, 2014:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
January 1, 2014 to January 31, 2014	—	$—	—	$1,000.0	million
February 1, 2014 to February 28, 2014	—	$—	—	$1,000.0	million
March 1, 2014 to March 31, 2014	—	$—	—	$1,000.0	million
Total during quarter ended March 31, 2014	—	$—	—	$1,000.0	million

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: April 25, 2014