Form 10-Q
period 2014-06-30
INTUITIVE SURGICAL INC
filed 2014-07-24
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 35,951,604 shares of Common Stock, $0.001 par value per share, outstanding as of July 14, 2014.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$507.6	$782.1
Short-term investments	471.0	621.4
Accounts receivable, net	271.1	301.4
Inventories	202.4	179.6
Prepaids and other current assets	42.4	38.3
Deferred tax assets	38.9	9.6
Total current assets	1,533.4	1,932.4
Property, plant and equipment, net	326.7	309.9
Long-term investments	1,064.8	1,350.4
Long-term deferred tax assets	143.7	126.1
Intangible and other assets, net	138.0	94.1
Goodwill	198.0	137.4
Total assets	$3,404.6	$3,950.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58.9	$46.2
Accrued compensation and employee benefits	74.5	70.7
Deferred revenue	225.1	200.1
Other accrued liabilities	137.4	63.9
Total current liabilities	495.9	380.9
Other long-term liabilities	86.3	68.0
Total liabilities	582.2	448.9
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2014, and December 31, 2013, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 36.0 shares and 38.2 shares outstanding as of June 30, 2014, and December 31, 2013, respectively	—	—
Additional paid-in capital	2,509.6	2,519.9
Retained earnings	312.2	979.4
Accumulated other comprehensive income	0.6	2.1
Total stockholders’ equity	2,822.4	3,501.4
Total liabilities and stockholders’ equity	$3,404.6	$3,950.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2014	2013	2014	2013
Revenue:
Product	$405.6	$480.4	$766.4	$997.4
Service	106.6	98.1	210.5	192.5
Total revenue	512.2	578.5	976.9	1,189.9
Cost of revenue:
Product	133.5	140.9	247.3	287.2
Service	34.3	32.4	69.8	63.2
Total cost of revenue	167.8	173.3	317.1	350.4
Gross profit	344.4	405.2	659.8	839.5
Operating expenses:
Selling, general and administrative	161.2	145.5	377.0	287.0
Research and development	40.2	41.2	83.2	82.8
Total operating expenses	201.4	186.7	460.2	369.8
Income from operations	143.0	218.5	199.6	469.7
Interest and other income (expense), net	(0.4)	4.3	3.5	8.6
Income before taxes	142.6	222.8	203.1	478.3
Income tax expense	38.6	63.7	54.8	130.3
Net income	$104.0	$159.1	$148.3	$348.0
Net income per share:
Basic	$2.82	$3.99	$3.94	$8.68
Diluted	$2.77	$3.90	$3.87	$8.47
Shares used in computing net income per share:
Basic	36.9	39.9	37.6	40.1
Diluted	37.6	40.8	38.3	41.1
Total comprehensive income	$100.8	$148.9	$146.8	$339.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2014	2013
Operating activities:
Net income	$148.3	$348.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24.8	21.3
Amortization of intangible assets	9.4	11.3
Loss on investment, accretion of discounts and amortization of premiums on investments, net	18.3	20.2
Deferred income taxes	(47.0)	(15.7)
Income tax benefits from employee stock plans	0.9	25.8
Excess tax benefit from share-based compensation	(6.1)	(26.5)
Share-based compensation expense	82.7	76.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	30.3	11.7
Inventories	(38.9)	(53.2)
Prepaids and other assets	(19.8)	16.1
Accounts payable	14.1	9.7
Accrued compensation and employee benefits	1.2	(34.0)
Other liabilities	102.1	35.5
Net cash provided by operating activities	320.3	447.1
Investing activities:
Purchase of investments	(614.6)	(947.6)
Proceeds from sales of investments	608.0	257.2
Proceeds from maturities of investments	422.7	441.1
Purchase of property, plant and equipment, and intellectual property	(26.6)	(41.7)
Acquisition of businesses, net of cash	(81.2)	—
Net cash provided by (used in) investing activities	308.3	(291.0)
Financing activities:
Proceeds from issuance of common stock	90.5	112.1
Excess tax benefit from share-based compensation	6.1	26.5
Repurchase and retirement of common stock	(1,000.0)	(415.4)
Net cash used in financing activities	(903.4)	(276.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)
Net decrease in cash and cash equivalents	(274.5)	(121.0)
Cash and cash equivalents, beginning of period	782.1	553.7
Cash and cash equivalents, end of period	$507.6	$432.7

Supplemental non-cash investing activities:
Demonstration equipment transfers from inventories to property, plant and equipment	$16.1	$5.4
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2013, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed on February 3, 2014. The results of operations for the first six months of fiscal 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board ("FASB") determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
Significant Accounting Policies
 With the exception of the information provided below relating to the Company's revenue recognition, lease, and allowance for sales returns and doubtful accounts policies, there has been no change in the description of the Company's significant accounting policies included in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Revenue Recognition
The Company’s revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectibility is reasonably assured. The Company generally recognizes revenue at the following points in time:

•System sales. For systems sold directly to end customers, revenue is recognized when acceptance occurs, which is deemed to have occurred upon customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For systems sold through distributors, revenue is recognized when title and risk of loss has transferred, which generally occurs at the time of shipment. Distributors do not have price protection rights and the Company’s system arrangements generally do not provide a right of return. The da Vinci Surgical Systems are delivered with a software component. However, because the software and non-software elements function together to deliver the system’s essential functionality, the Company's arrangements are excluded from being accounted for under software revenue recognition guidance.
•Instruments and accessories. Revenue from sales of instruments and accessories is generally recognized at the time of shipment. The Company allows its customers in the normal course of business to return unused products for a limited period of time subsequent to initial purchase and records an allowance against revenue recognized based on historical experience.
•Service. Service revenue is recognized ratably over the term of the service period. Revenue related to services performed on a time-and-materials basis is recognized when it is earned and billable.
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
As part of a trade-in transaction, the customer receives a new generation system in exchange for its pre-owned system. The trade-in credit is negotiated at the time of the trade-in and is applied towards the purchase price of the new generation unit. Traded-in systems can be reconditioned and resold. The Company accounts for trade-ins consistent with the guidance in AICPA Technical Practice Aid 5100.01, Equipment Sales Net of Trade-Ins (“TPA 5100.01”). The Company applies the accounting guidance by crediting system revenue for the negotiated price of the new generation system, while the difference between (a) the trade-in allowance and (b) the net realizable value of the traded-in system less a normal profit margin is treated as a sales allowance. The value of the traded-in system is determined as the amount, after reconditioning costs are added, that will allow a normal profit margin on the sale of the reconditioned unit to be generated. When there is no market for the traded-in units, no value is assigned. Traded-in units are reported as a component of inventory until reconditioned and resold, or otherwise disposed.
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
The Company's system sale arrangements contain multiple elements including a system(s), system accessories, instruments, accessories and system service. The Company generally delivers all of the elements, other than service, within days of entering into the system sale arrangement. Each of these elements is a separate unit of accounting. System accessories, instruments, accessories and service are also sold on a stand-alone basis.
For multiple-element arrangements, revenue is allocated to each unit of accounting based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence of fair value (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management's best estimate of the selling price (“ESP”) when VSOE and TPE do not exist.
The Company’s system sale arrangements generally include a one-year period of free service, and the right for the customer to purchase service annually after that for up to four years at a stated service price. The revenue allocated to the free service period is deferred and recognized ratably over the free service period.
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
Leases
The Company enters into sales-type lease and operating lease arrangements with certain qualified customers to purchase or rent its systems. Sales-type leases have on average a 5-year term and are usually collateralized by a security interest in the underlying assets. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative selling prices as prescribed by our revenue recognition policy. Lease elements generally include a da Vinci Surgical System, while non-lease elements generally include service and instrument and accessories. In determining whether a transaction should be classified as a sales-type or operating lease, the Company primarily considers the following terms: (1) whether title of the system transfers automatically or for a nominal fee at the end of the term of the lease and (2) whether the present value of the minimum lease payments are equal to or greater than 90% of the fair market value of the system at the inception of the lease.
The Company generally recognizes revenue from sales-type lease arrangements at the time the system is accepted by the customer, assuming all other revenue recognition criteria have been met. Revenue from sales-type leases is presented as product revenue. Revenue from operating lease arrangements is recognized as earned over the lease term, which is generally on a straight-line basis and is presented as product revenue. Revenue from operating lease arrangements was not material in any of the periods presented.
Allowance for Sales Returns and Doubtful Accounts
The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
In connection with the launch of the da Vinci XiTM Surgical System, the Company offered certain customers who purchased a 4-arm da Vinci Si Surgical System the opportunity to trade out their systems for a da Vinci Xi Surgical System. Under this program, these customers are able to return their da Vinci Si Surgical System and receive a credit, substantially equal to the price paid for the da Vinci Si Surgical System, towards the purchase of a da Vinci Xi Surgical System. These customers have until September 30, 2014, to accept the Company's offer. Subject to meeting all other criteria of the Company's revenue recognition policy, the revenue deferred is recognized at the date the da Vinci Xi Surgical Systems and related instruments and accessories are shipped and accepted by the customers participating in the trade-in program, which is anticipated to be substantially completed by September 30, 2014. Similar return rights have been extended to certain European customers. In accordance with the guidance for accounting for arrangements in which return rights exist, system revenue and associated costs in an amount equal to the Company's estimate of the number of systems that will be returned have been deferred. As of June 30, 2014, a total of $19.9 million of revenue was included in short-term deferred revenue in the accompanying Condensed Consolidated Balance Sheets related to trade-in rights accounted for as a right of return.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s cash and available-for-sale securities by investment category that are recorded as cash and cash equivalents, or short-term or long-term investments as of June 30, 2014, and December 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2014
Cash	$209.1	$—	$—	$209.1	$209.1	$—	$—
Level 1:
Money market funds	239.3	—	—	239.3	239.3	—	—
U.S. Treasuries & corporate equity securities	129.5	—	(0.6)	128.9	23.2	66.9	38.8
Subtotal	368.8	—	(0.6)	368.2	262.5	66.9	38.8
Level 2:
Commercial paper	76.6	—	—	76.6	30.9	45.7	—
Corporate securities	707.0	2.9	(0.4)	709.5	—	152.6	556.9
U.S. government agencies	245.0	0.4	(0.3)	245.1	5.1	26.0	214.0
Non-U.S. government securities	48.4	0.1	—	48.5	—	29.2	19.3
Municipal securities	385.0	1.4	—	386.4	—	150.6	235.8
Subtotal	1,462.0	4.8	(0.7)	1,466.1	36.0	404.1	1,026.0
Total assets measured at fair value	$2,039.9	$4.8	$(1.3)	$2,043.4	$507.6	$471.0	$1,064.8

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2013
Cash	$247.8	$—	$—	$247.8	$247.8	$—	$—
Level 1:
Money market funds	516.2	—	—	516.2	516.2	—	—
U.S. Treasuries & corporate equity securities	65.4	—	(0.3)	65.1	—	25.5	39.6
Subtotal	581.6	—	(0.3)	581.3	516.2	25.5	39.6
Level 2:
Commercial paper	100.2	—	—	100.2	18.1	82.1	—
Corporate securities	844.7	2.9	(1.9)	845.7	—	227.7	618.0
U.S. government agencies	352.2	0.7	(0.7)	352.2	—	84.7	267.5
Non-U.S. government securities	67.7	0.2	(0.1)	67.8	—	41.2	26.6
Municipal securities	550.1	1.5	(0.1)	551.5	—	160.2	391.3
Subtotal	1,914.9	5.3	(2.8)	1,917.4	18.1	595.9	1,303.4
Level 3:
Auction rate securities	8.0	—	(0.6)	7.4	—	—	7.4
Subtotal	8.0	—	(0.6)	7.4	—	—	7.4
Total assets measured at fair value	$2,752.3	$5.3	$(3.7)	$2,753.9	$782.1	$621.4	$1,350.4

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale securities (excluding cash and money market funds), at June 30, 2014 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$522.2	$523.3
Mature in one to five years	1,062.0	1,064.8
Mature after five years	—	—
Total	$1,584.2	$1,588.1
Realized gains and losses, net of tax, were not material for any of the periods presented.
As of June 30, 2014, and December 31, 2013, net unrealized gains of $3.5 million and $1.6 million, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets, along with the related tax impact of $1.0 million and $0.7 million, respectively.
There have been no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2014, and there were no changes in the valuation technique used. Level 3 assets consisted of municipal bonds with auction rate securities (“ARS”). In April 2014, the ARS were redeemed at par value of $8.0 million and the Company recorded $0.6 million in gains as other comprehensive income relating to the recovery of unrealized losses on the ARS recorded in 2013.
Foreign currency derivatives
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on net cash flow from foreign currency denominated sales, intercompany balances, and other monetary assets or liabilities denominated in currencies other than the U.S. dollar ("USD"). The derivative assets and liabilities are measured using Level 2 fair value inputs.
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar, primarily the European Euro ("EUR"), the British Pound (“GBP”) and the Korean Won (“KRW”).
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive income in stockholders' equity and reclassifies it into earnings in the same period in which the hedge transaction affects earnings. The net gains (losses) reclassified to revenue related to the hedged revenue transactions were not material for the three and six months ended June 30, 2014, and 2013.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, Swiss Franc (“CHF”), Japanese Yen (“JPY”) and KRW. The net gains (losses) recognized in interest and other income (expense), net in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014, and 2013, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for derivatives and aggregate gross fair value outstanding at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Notional amounts:
Forward contracts	$128.3	$107.7	$87.4	$97.5
Gross fair value recorded in:
Prepaid and other current assets	$0.3	$—	$0.3	$—
Other accrued liabilities	$0.1	$1.3	$0.3	$2.5

NOTE 4.    BALANCE SHEET DETAILS
Inventories
The following table provides details of inventories (in millions):

	June 30, 2014	December 31, 2013
Raw materials	$60.4	$67.2
Work-in-process	11.3	12.6
Finished goods	130.7	99.8
Total inventories	$202.4	$179.6
Goodwill and Intangible Assets
The increases in goodwill of $60.6 million and intangible assets of $22.7 million from December 31, 2013, to June 30, 2014, primarily relate to the acquisition of certain intellectual property, know-how, fixed assets, and employees from Luna Innovations, Inc. (“Luna”) on January 17, 2014, and the acquisition of Japan distribution rights from Adachi Co., Ltd (“Adachi”) on June 25, 2014. The acquisition of Japan distribution rights enhances the Company's ability to directly interact with customers, surgical societies and government agencies in Japan. In both transactions, the assets acquired met the definition of a business and were accounted for using the acquisition method of accounting for financial reporting purposes.
In connection with the Luna acquisition, the Company recognized goodwill of $10.1 million and intangible assets of $9.5 million which are being amortized over nine years.
In connection with the acquisition of Japan distribution rights, the Company recognized goodwill of $50.5 million, intangible assets related to reacquired distribution rights of $5.5 million, and customer relationships of $17.2 million, which are being amortized over a weighted average period of 1.1 years and 7.0 years, respectively. The Company also assumed a total of $2.7 million of liabilities in connection with the acquisition. The purchase consideration consisted of cash of $68.7 million and contingent payments of $1.8 million.
Pro forma results of operations related to the acquisitions have not been presented since the operating results of the acquired businesses are not material to the Company's consolidated financial statements.

NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2014	December 31, 2013
Gross Lease Receivables	$32.0	$10.1
Unearned Income	(2.0)	(0.6)
Allowance for credit loss	—	—
Net investment in sales-type lease	30.0	9.5
Reported as:
Prepaids and other current assets	4.9	1.9
Intangible and other assets, net	25.1	7.6
Total, net	$30.0	$9.5
Contractual maturities of gross lease receivables at June 30, 2014, are as follows (in millions):

Amount
2014	$2.8
2015	6.3
2016	7.3
2017	7.3
2018	6.6
Thereafter	1.7
Total	$32.0

NOTE 6.    CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, false claims, insurance, and contract disputes. Certain of these lawsuits and claims are described in further detail below. The Company does not know what the outcome of these matters will be and cannot assure that any resolution will be reached on commercially reasonable terms, if at all. It is not possible to predict the outcome of the pending or threatened litigation matters currently disclosed. With the exception of the charge related to settlement of the product liability claims described below, the Company has determined that an estimate of possible loss or range of loss related to pending or threatened litigation matters cannot be determined as of June 30, 2014. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on the Company's business, financial position, or future results of operations.
The Company is also a party to various other legal actions that arise in the ordinary course of business and does not believe that any of these other legal actions will have a material adverse impact on the Company's business, financial position, or future results of operations.
In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. In addition to the $67.4 million recorded during the three months ended March 31, 2014, in the three months ended June 30, 2014, the Company recorded a pre-tax charge of $9.6 million related to the estimate of the probable loss associated with the potential resolution of certain product liability claims described below.
Purported Shareholder Class Action Lawsuit filed August 6, 2010
On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of the Company's current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit sought unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 1, 2008 and January 7, 2009. The complaint alleged that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed lead plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995.  An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, a motion was filed to dismiss the amended complaint. On August 10, 2011, that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint.  On September 12, 2011, plaintiffs filed their amended complaint.  The allegations contained therein were substantially similar to the allegations in the prior complaint.  The Company filed a motion to dismiss the amended complaint on October 13, 2011. A hearing occurred on February 16, 2012, and on May 22, 2012, the court granted the Company's motion.  The complaint was dismissed with prejudice, and a final judgment was entered in the Company's favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit.  The appeal was styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430.  Plaintiffs filed their opening brief on September 28, 2012. The Company filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012.  Oral argument was held on March 14, 2014, and the matter was taken under submission. On July 16, 2014, the Ninth Circuit published an opinion affirming the district court’s order dismissing the amended complaint with prejudice.  Plaintiffs will have 14 days from entry of judgment to seek rehearing or rehearing en banc. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the business, financial position or future results of operations of the Company.
Purported Derivative Actions filed August 19, 2010
On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company's current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company's benefit, unspecified damages purportedly sustained in connection with allegedly misleading statements and/or omissions made in connection with the Company's financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company's corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed a substantially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company's current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with plaintiffs, all activity in the case has been stayed pending the results of the appeal in the purported shareholder class action lawsuit discussed above. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
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
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company's filings with the Securities and Exchange Commission. On November 18, 2013, the Court appointed Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013. The Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
Purported Derivative Actions filed on February 3, 2014, February 21, 2014, March 21, 2014, and June 3, 2014
On February 3, 2014, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4-14-CV-00515, to be filed in the United States District Court for the Northern District of California.  It names the Company as a nominal defendant, and names 16 of the Company’s current and former officers and directors as defendants.  The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between 2012 and the present.  It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees.  On April 3, 2014, it was related to In re Intuitive Surgical Securities Litigation, where it remains pending.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief.  On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to the two matters discussed above on April 30, 2014.  The district court remanded the case back to San Mateo County Superior Court on June 30, 2014, where it remains pending.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On March 21, 2014, a third alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Birmingham Relief and Retirement System v. Guthart et al., No. 5-14-CV-01307, to be filed in the United States District Court for the Northern District of California against the same parties and seeking the same relief.  On April 8, 2014, it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart, and remains pending in that court.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On June 3, 2014, a fourth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Plantation Police Officers’ Employees’ Retirement System v. Guthart et al., C.A. No. 9726-CB, to be filed in the Court of Chancery of the State of Delaware.  The Company has filed a Motion to Stay Proceedings in favor of the earlier-filed stockholder derivative lawsuits pending in federal and state courts in California.  The parties are in the midst of briefing this motion, with a hearing set for August 8, 2014.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
Product Liability Litigation
The Company is currently named as a defendant in approximately 95 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys that are part of certain tolling agreements further discussed below. In addition, the Company has been named as a defendant in a purported class action filed in

Louisiana state court, and removed to federal court, seeking damages on behalf of all patients who were allegedly injured by the da Vinci Surgical System at a single hospital in Louisiana. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court, seeking damages on behalf of 17 patients who had da Vinci surgeries in 11 different states. The cases raise a variety of allegations including, to varying degrees, that plaintiffs’ injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the Company's part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. The Company has reached confidential settlements in a small number of filed cases. With certain exceptions, including the Taylor case described below, the remaining cases generally are in the early stages of pretrial activity.
Plaintiffs’ attorneys have engaged in well-funded national advertising efforts seeking patients dissatisfied with da Vinci surgery. Among the allegations, a substantial number of claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. The Company has received a significant number of claims from plaintiffs’ attorneys as a result of these advertising efforts. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in confidential mediation efforts. The attorneys for the patients agreed to collect and supply medical records, operative notes and other necessary information from these patients to the Company. Each claim was individually investigated. The collection and evaluation of the patients’ medical information was laborious. For hundreds of the asserted claims, the Company has never received medical records. As of June 30, 2014, approximately 2,300 sets of patient records have been received and evaluated. To evaluate these claims, the Company, assisted by independent medical consultants, reviewed and analyzed the large volumes of medical information that began to arrive in the fall of 2013. The completion of the legal and medical evaluation of a significant number of these claims occurred during the first quarter of 2014 and continued throughout the second quarter of 2014.
During the three months ended June 30, 2014, the Company recorded an additional pre-tax charge of $9.6 million to reflect the estimate of the cost of resolving a number of the product liability claims received. After an extended confidential mediation process with legal counsel for many of the claimants, the Company determined during the first quarter of 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims may be appropriate. The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for patients who have participated in the mediation process.  To date, approximately 4,400 claims have been added to the tolling agreements and/or submitted into the mediation program. Of those, however, over 2,500 claims have voluntarily been removed from the tolling agreement and/or mediation program and plaintiffs’ counsels have indicated to the Company that they no longer intend to pursue these claims. Nonetheless, the claimants that have been removed from the tolling agreement remain free to pursue lawsuits against the Company and it is also possible that more claims will be made by other individuals who have undergone da Vinci surgery and allege that they suffered injuries. It is further possible that the claimants who participate in the mediations, as well as those claimants who have not participated in negotiations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations.  Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of June 30, 2014, a total of $72.4 million was included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets related to the product liability claims.
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
False Claims Act Litigation
In October 2013, the Company was served in a case entitled Rose v. Intuitive Surgical, Inc., No. 12-cv-1812, in the Middle District of Florida. Relator Bryan Rose, a former employee of Intuitive Surgical, brought the action on behalf of the United States of America, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., and the analogous false-claims statutes of 21 states and of the District of Columbia. The parties reached a settlement in the case, and the court granted their joint motion for dismissal on May 21, 2014. The settlement did not have a material adverse effect on the Company's business, financial position or results of operations.
Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the Northern District of California. Plaintiff Illinois Union Insurance Co. seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by Plaintiff to the Company, which provides coverage for products liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-HRL, filed in the Northern District of California. Plaintiff Navigators Insurance Co. alleges that the Follow Form Excess Liability Insurance Policy issued by Plaintiff to the Company for product liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014 should be rescinded. Both Plaintiffs generally allege that the Company did not disclose the existence of tolling agreements and the number of claimants incorporated within those agreements, and that those agreements were material to Plaintiffs’ underwriting processes. The Company intends to vigorously defend these actions. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
NOTE 7.    STOCKHOLDERS’ EQUITY
Share Repurchase Program

On May 2, 2014, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1.0 billion of the Company’s common stock under the stock repurchase program (the “Repurchase Program”) approved by the Company’s Board of Directors in 2009. After the ASR Program, as of June 30, 2014, the Company had used all amounts authorized for repurchase under the Repurchase Program.
During the three months ended June 30, 2014, the Company made an up-front payment of $1.0 billion pursuant to the ASR Program and received and retired 2.5 million shares ("Minimum Shares") of the Company’s common stock with an aggregate market value of $905.1 million on the date of the transaction, which was accounted for as a reduction to common stock and additional paid-in capital by an aggregate of $89.6 million and $815.5 million to retained earnings. The remaining $94.9 million was recorded as a forward contract as a reduction to additional paid-in capital. The Company reflects the ASR Program as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contract indexed to its own common stock. The ASR Program met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument.
The total number of shares of the Company's common stock that will ultimately be received under the ASR Program will be based upon the average daily volume weighted average price of the Company's stock during the repurchase period, less an agreed upon discount. Final settlement of the transaction under the ASR Program is expected to be completed by early November 2014, although the completion date may be accelerated at Goldman’s option no earlier than July 7, 2014. If the Minimum Shares are less than the total number of shares that will be ultimately received under the ASR Program, then Goldman will be required to deliver additional shares of common stock to the Company at settlement.
The following table provides the share repurchase activities during the three and six months ended June 30, 2014, and 2013 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares repurchased	2.5	0.5	2.5	0.8
Average price per share	(a)	$493.49	(a)	$491.28
Value of shares repurchased	(a)	$269.6	(a)	$415.4

(a) The number of shares represents shares delivered in the second quarter of 2014 and does not represent the final number of shares to be delivered under the ASR Program. Therefore, the average price paid per share will be determined at the end of the applicable purchase period.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2014, and 2013, are as follows (in millions):

	Three Months Ended June 30, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.2	$5.5	$0.7	$(2.6)	$3.8
Other comprehensive income before reclassifications	(0.1)	(2.5)	—	—	(2.6)
Reclassified from accumulated other comprehensive income	(0.2)	(0.5)	—	0.1	(0.6)
Net current-period other comprehensive loss	(0.3)	(3.0)	—	0.1	(3.2)
Ending balance	$(0.1)	$2.5	$0.7	$(2.5)	$0.6

	Three Months Ended June 30, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.8	$7.3	$—	$—	$8.1
Other comprehensive income before reclassifications	0.2	(10.2)	0.1	—	(9.9)
Reclassified from accumulated other comprehensive income	(0.4)	0.1	—	—	(0.3)
Net current-period other comprehensive loss	(0.2)	(10.1)	0.1	—	(10.2)
Ending balance	$0.6	$(2.8)	$0.1	$—	$(2.1)

	Six Months Ended June 30, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$1.7	$0.4	$—	$2.1
Other comprehensive income before reclassifications	0.4	1.4	0.3	(2.6)	(0.5)
Reclassified from accumulated other comprehensive income	(0.5)	(0.6)	—	0.1	(1.0)
Net current-period other comprehensive loss	(0.1)	0.8	0.3	(2.5)	(1.5)
Ending balance	$(0.1)	$2.5	$0.7	$(2.5)	$0.6

	Six Months Ended June 30, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$6.2	$0.4	$—	$6.6
Other comprehensive income before reclassifications	1.6	(9.3)	(0.3)	—	(8.0)
Reclassified from accumulated other comprehensive income	(1.0)	0.3	—	—	(0.7)
Net current-period other comprehensive loss	0.6	(9.0)	(0.3)	—	(8.7)
Ending balance	$0.6	$(2.8)	$0.1	$—	$(2.1)

NOTE 8.    SHARE-BASED COMPENSATION
As of June 30, 2014, approximately 1.3 million shares were reserved for future issuance under the Company’s stock plans. A maximum of 0.6 million of these shares can be granted as non-vested restricted stock units (“RSUs”).
Stock Option Plans
A summary of stock option activity under all stock plans for the six months ended June 30, 2014, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	5.6	$380.71
Options granted	0.4	$435.91
Options exercised	(0.3)	$288.27
Options forfeited/expired	(0.2)	$477.51
Balance at June 30, 2014	5.5	$384.72
As of June 30, 2014, options to purchase an aggregate of 3.5 million shares of common stock were exercisable at a weighted-average price of $341.80 per share.
Restricted Stock Units
Beginning in 2014, equity awards granted to employees include a mix of stock options and RSUs. RSUs vest in one-quarter increments over a four-year period. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company's employees.
A summary of RSU activity for the six months ended June 30, 2014, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	—	$—
Granted	0.2	$439.61
Vested	—	$—
Canceled	—	$—
Unvested balance at June 30, 2014	0.2	$439.61
The fair value of RSUs is determined based on the closing quoted price of the Company's common stock on the day of the grant.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $17.5 million and 0.1 million shares for $16.4 million during the six months ended June 30, 2014, and 2013, respectively.

Share-based Compensation
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2014, and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales - products	$4.6	$4.1	$9.0	$8.0
Cost of sales - services	3.3	3.0	6.4	5.9
Total cost of sales	7.9	7.1	15.4	13.9
Selling, general and administrative	25.2	23.0	49.3	46.0
Research and development	8.8	8.6	18.0	17.0
Share-based compensation expense before income taxes	41.9	38.7	82.7	76.9
Income tax benefit	13.2	12.4	26.2	24.6
Share-based compensation expense after income taxes	$28.7	$26.3	$56.5	$52.3
The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, assuming no expected dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock Option Plans
Risk free interest rate	1.7%	0.8%	1.5%	0.9%
Expected term (in years)	4.4	4.4	4.5	4.6
Expected volatility	32%	31%	31%	29%
Weighted average fair value at grant date	$111.74	$132.88	$122.55	$141.68
Employee Stock Purchase Plan
Risk free interest rate	—	—	0.2%	0.2%
Expected term (in years)	—	—	1.3	1.3
Expected volatility	—	—	33%	33%
Weighted average fair value at grant date	—	—	$128.87	$170.51
NOTE 9.    INCOME TAXES
Income tax expense for the three months ended June 30, 2014, was $38.6 million, or 27.1% of income before taxes, compared with $63.7 million, or 28.6% of income before taxes for the three months ended June 30, 2013. Income tax expense for the six months ended June 30, 2014, was $54.8 million, or 27.0% of pre-tax income, compared with $130.3 million, or 27.2% of pre-tax income for the six months ended June 30, 2013. The Company’s effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of the Company’s entities outside of the U.S. being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible share-based compensation expenses. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The Company’s effective tax rate for the three and six months ended June 30, 2014, did not include the tax benefit from the U.S. federal Research and Development (“R&D”) credit because the credit expired at the end of 2013.  If the credit is reinstated retroactively, the tax benefit will be recorded discretely in the period of reinstatement. In addition to reflecting net 2013 U.S. federal R&D credit, the income tax provision for the six months ended June 30, 2013, also reflected a discrete net benefit related to 2012 federal R&D credit which was retroactively reinstated in January of 2013.
As of June 30, 2014, the Company had total gross unrecognized tax benefits of approximately $81.6 million compared with approximately $74.0 million as of December 31, 2013, representing a net increase of approximately $7.6 million for the six months ended June 30, 2014. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition. Gross interest and penalties related to unrecognized tax benefit accrued were approximately $4.2 million and $3.4 million as of June 30, 2014, and December 31, 2013, respectively.

The Company files federal, state and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which all years before 2008 are considered closed. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.
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
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three and six months ended June 30, 2014, and 2013 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$104.0	$159.1	$148.3	$348.0
Denominator:
Weighted-average shares outstanding used in basic calculation	36.9	39.9	37.6	40.1
Add: Dilutive effect of potential common shares	0.7	0.9	0.7	1.0
Weighted-average shares used in computing diluted net income per share	37.6	40.8	38.3	41.1
Net income per share:
Basic	$2.82	$3.99	$3.94	$8.68
Diluted	$2.77	$3.90	$3.87	$8.47
Share-based compensation awards of approximately 3.2 million and 2.1 million weighted-average shares for the three months ended June 30, 2014, and 2013, respectively, and approximately 3.1 million and 1.9 million weighted-average shares for the six months ended June 30, 2014, and 2013, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” “our” and similar terms refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of June 30, 2014, and results of operations for the three and six months ended June 30, 2014 and 2013, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, results of operations, future financial position, our ability to increase our revenues, the mix of our revenues between product and service revenues, our financing plans and capital requirements, our costs of revenue, our expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement, insurance deductibles, and fees which will be levied on certain medical device revenues; decreases in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions, or any dispute that may occur with any regulatory body; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding our Company and safety of our products and the adequacy of training; our ability to expand in foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and our other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
The adoption of da Vinci surgery has the potential to grow for those procedures that offer greater patient value than non da Vinci alternatives. We focus our organization and investments on developing, marketing and training for those products and procedures where da Vinci can bring significant patient value relative to alternative treatment options. In 2013, da Vinci Surgical Systems were used primarily in gynecology, urology, general surgery, cardiothoracic surgery, and head and neck surgery. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), sacrocolpopexy, myomectomy, and endometriosis resection. Target procedures in urology include da Vinci Prostatectomy (“dVP”), partial nephrectomy, and pyeloplasty. Target procedures in general surgery include Single-Site Cholecystectomy, colorectal procedures, and a broad base of other general surgery procedures. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Please consult the product labeling in a specific country and for each product in order to determine the actual authorized uses, as well as important limitations, restrictions or contraindications. Not all the indications, procedures or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems.
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
Gynecology is our largest U.S. surgical specialty. Overall U.S. gynecologic procedure volume grew from approximately 170,000 cases in 2011 to approximately 222,000 in 2012 to approximately 240,000 in 2013. The growth was driven by adoption of dVH, our highest volume procedure, and other gynecologic procedures, including sacrocolpopexy and myomectomy. U.S. dVH procedure volume grew from approximately 140,000 cases in 2011 to approximately 176,000 cases in 2012 to approximately 191,000 cases in 2013, of which approximately 41,000 were related to cancer and approximately 150,000 were related to benign conditions. The lower 2013 U.S. gynecologic procedure growth rate reflected a number of factors including, but not limited to, dVH for cancer approaching standard of care penetration levels, apparent pressure on benign gynecology hospital admissions, negative media reports, and a trend by payers toward encouraging conservative disease management and treatment in outpatient settings. We estimate the total annual U.S. addressable robotic hysterectomy market to consist of approximately 300,000 procedures otherwise performed via open surgery, of which approximately 50,000 are for cancer.
Based upon procedure run rates exiting 2013, general surgery is now our second largest and fastest growing specialty in the U.S. Overall U.S. general surgery procedure volume grew from approximately 15,000 cases in 2011 to approximately 42,000 in 2012, to approximately 81,000 in 2013.
U.S. urology procedure volume was approximately 85,000 in 2013, compared to approximately 93,000 in 2011 and 88,000 in 2012. We consider dVP to be the standard of care for the minimally invasive removal of the prostate in the U.S. Approximately 58,000 dVPs were performed in 2013, compared to 62,000 in 2012, and 73,000 in 2011. The approximately 15% reduction in 2012 dVP procedures in the U.S. were caused by the U.S. Preventive Services Task Force recommendation against prostate-specific antigen (“PSA”) screening, as well as changes in treatment pattern for low risk prostate cancer away from definitive treatment. U.S. dVP volumes appear to have stabilized in 2013.
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
Business Model
We generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories and service. The da Vinci Surgical Systems generally sell for between $1.0 million and $2.3 million, depending upon configuration and geography, and represent a significant capital equipment investment for our customers. We generate recurring revenue as our customers consume our EndoWrist and Single-Site instruments and accessory products used in performing procedures with the da Vinci Surgical System. Our instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. Also, we generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold with an annual fee of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system. These service contracts have generally been renewed at the end of the initial contractual service periods.
Recurring revenue has generally grown at a faster rate than the rate of growth of system revenue. Recurring revenue increased from $979.5 million, or 56% of total revenue in 2011 to $1,245.9 million, or 57% of total revenue in 2012 to $1,430.2 million, or 63% of total revenue in 2013. Recurring revenue for the six months ended June 30, 2014, was $727.2 million, or 74% of revenue, compared to $718.1 million, or 60% of revenue for the six months ended June 30, 2013. The increase in recurring revenue relative to system revenue reflects lower first half 2014 system revenue and continued adoption of procedures on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to 2,966 at December 31, 2013, compared with 2,585 at December 31, 2012, and 2,132 at December 31, 2011. The installed base of da Vinci Surgical Systems was 3,102 at June 30, 2014.
We provide our products through a direct sales organization in the U.S., Korea, and Europe, excluding Spain, Italy, Greece and Eastern European countries. In June 2014, we terminated our distribution relationship with Adachi Co., Ltd. ("Adachi"), a Japanese distributor, and accounted for the termination using the acquisition method of accounting. In the remainder of our international markets, we provide our products through distributors.
Regulatory Activities
Clearances and Approvals
We have obtained the clearances required to market our multiport products associated with the first three generations of our da Vinci Surgical Systems (Standard, S, and Si systems) for our targeted surgical specialties within the U.S. and most of Europe. As we make additions to target procedures and introduce new products, we will continue to seek necessary clearances. In February 2013, we received FDA clearance to market our Single-Site instruments for benign hysterectomy and salpingo-oophorectomy procedures. FDA clearance for Single-Site Cholecystectomy was received in December 2011.
In March 2014, we received FDA clearance to market our da Vinci Xi System in the U.S. This is our fourth generation da Vinci Surgical System and is now available to customers (see the complete description of the da Vinci Xi System in the New Products Section).
In April 2014, we received FDA clearance to market our da Vinci SP999 Surgical System in the U.S., a system intended to be a platform extension of the da Vinci Xi Surgical System, for use in single-port urologic surgeries. The da Vinci SP999 Surgical System, which is not expected to begin clinical use until late 2015, will enable surgeons to perform minimally invasive urologic surgeries in multiple areas of the abdomen through a single incision.

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
In November 2009, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci S Surgical System in Japan.  We marketed, sold, and serviced our products in Japan through Adachi. Effective April 2012, we obtained national reimbursement for the dVP procedures in Japan, our only reimbursed procedure to date. In Japan, additional procedures are considered for reimbursed status in April of even numbered years as the MHLW considers recommendations and data brought forth from Japanese surgical societies. No additional procedures have been granted in the April 2014 cycle. We are currently working with the Japanese surgical societies to gather the necessary data for MHLW consideration in the April 2016 cycle. In October 2012, we obtained MHLW approval for da Vinci Si Surgical Systems in Japan. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited. In June 2014 we terminated the distribution relationship with our Japanese distributor, Adachi, and reacquired the rights to market, sell, and service our products in Japan. Prior to the acquisition, these functions were performed through Adachi. If we are unable to effectively transition the sales, marketing, regulatory and other operational functions from Adachi, our Japanese business could be disrupted.
FDA Inspections
An FDA inspection of our facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four observations relating to the reporting of field corrections, information which is to be included on reports of field corrections, written procedures for changes to certain product labeling, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and provided additional evidence of corrective actions to the FDA in response to the Form FDA 483. The FDA issued a Warning Letter, dated July 16, 2013, related to two of the four Form FDA 483 observations asking for additional corrective actions and indicated their intent to perform a follow-up inspection. In addition, the FDA collected electronic samples of all our advertising and promotional material for review, and to date have taken no action in connection therewith. We responded to the Warning Letter, communicating corrective actions taken. The FDA re-inspected our facilities during February-March of 2014 to complete a general quality system audit as well as a review of the status of the Warning Letter and 483 remediation activities. At the end of the inspection, the FDA issued a Form FDA 483 listing five observations related to quality management system improvement opportunities. We responded to the FDA with a corrective action plan for those observations. On April 25, 2014, the Company received a closure letter from the FDA stating that the observations in the Warning Letter have been addressed.
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
In addition, claims brought to our attention by plaintiffs’ attorneys that contain allegations of patient injury are required to be investigated as complaints. In those cases in which da Vinci was used and the system cannot yet be ruled out as a cause or contributor of the alleged injury, these cases are reported to the FDA as MDRs. This has led to increases in MDRs. During the first quarter 2014, as agreed to by the FDA, MDR Policy Branch, we reported a summary level MDR for 1,406 events related to these claims. 1,387 of these events relate to allegations of injuries that had not previously been reported to us and, subsequently, we had not reported them to the FDA; the remaining 19 events are supplemental reports to events previously reported to the FDA. In the second quarter of 2014, we filed a second summary level MDR for 455 events related to legal claims. 219 of these events related to allegations of injuries that had not previously been reported to us and, subsequently, we had not reported them to the FDA; the remaining 236 events are supplemental reports to events previously reported to the FDA.
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
Certain outcomes from any of the above regulatory activities may result in material adverse effects on the business, including damage to reputation, delays by customers of purchase decisions, reduction or stoppage of use of installed systems, and reduced revenue as well as increased expenses.
Year-to-Date 2014 Business Events and Trends
Procedures
Overall. During the six months ended June 30, 2014, total da Vinci procedures grew approximately 8% compared with 18% for the six months ended June 30, 2013. Procedure growth during the six months ended June 30, 2014, was driven by growth in general surgery in the U.S. and urologic procedures in international markets. The lower year-to-date 2014 procedure growth rate was driven by continued pressure on U.S. benign gynecologic procedures, slowing growth in U.S. cholecystectomy procedures, and increased procedure seasonality.
Benign Gynecologic Procedure Trends. During the six months ended June 30, 2014, we experienced continued pressure on the category of U.S. benign gynecologic procedures, which began early in 2013. During 2013, worldwide benign gynecologic procedures grew at a lower rate than in 2012 due to slowing growth in the U.S. During the first half of 2014, U.S. benign gynecologic procedures reflected a low single-digit percentage decline compared to the first half of 2013. The pressure on U.S. benign gynecologic procedures reflected a macro trend of fewer benign gynecologic procedures caused by a number of factors including, but not limited to, apparent pressure on benign gynecology hospital admissions, larger patient deductibles and co-pays associated with the Affordable Care Act, and a trend by payers toward encouraging conservative disease management. Minimally invasive surgery is presently approaching 80% penetration of the U.S. benign gynecologic market, causing the rate of migration from open surgeries to minimally invasive surgeries to slow. Combined with the dispersion of the remaining open procedures among hospitals and surgeons, we expect da Vinci hysterectomy for benign conditions to roughly change in-line with market changes for the time being.
dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, have contributed to a 15% decline in our dVP business in 2012 and a 6% decline in 2013. Year-to-date 2014 U.S. dVP procedures were approximately 4% lower than year-to-date 2013. These treatment patterns have also impacted our European dVP procedure volumes. dVP is at earlier market penetration stages in the European markets; therefore, we are unable to precisely estimate the extent to which these recommendations and treatment pattern changes may have been adopted by governments or clinicians within non-U.S. jurisdictions.
Cholecystectomy.  In December 2011, we received FDA clearance for Single-Site cholecystectomy, our first procedure cleared for Single-Site instruments.  Since then, da Vinci cholecystectomy has grown into our third largest procedure, after hysterectomy and prostatectomy.  da Vinci Cholecystectomies are performed with either Single-Site instruments or multiport instruments. In many cases, surgeons performing multiport cholecystectomies are using that approach as a training pathway towards Single-Site cholecystectomy or other more complex procedures.  Cholecystectomy is a lower complexity procedure which can generally be executed in a minimally invasive manner via multiport laparoscopy and has lower reimbursement rates than more complex procedures.  Because cholecystectomy is our first Single-Site procedure and our first to target a procedure highly penetrated via laparoscopy, it is difficult to estimate to what degree we may capture these procedures.  During the first half of 2014, total U.S. cholecystectomies grew at a lower percentage than in previous periods.
Procedure Seasonality. The majority of da Vinci procedures performed are for benign conditions, most notably benign hysterectomies and cholecystectomies. The proportion of these benign procedures has grown over time in relation to the total number of procedures performed. Hysterectomies for benign conditions, cholecystectomies, and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. We believe the seasonality impact will likely be more significant with a higher proportion of patients electing high-deductible plans as a result of the implementation of the Affordable Care Act. Third quarter activity is also seasonally lower due to summer vacations, particularly in Europe. As we achieve greater penetration in certain procedures, seasonality has a more substantial impact on our business.

Procedure Mix. Our procedure business is now comprised of: (1) Cancer and other highly complex procedures and (2) Less complex benign procedures. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex benign procedures. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these procedure categories. More fully featured products targeted towards more complex procedures include 4-arm, dual console, Firefly enabled systems, and advanced instruments including vessel sealing and stapler. Lower priced products targeted towards less complex procedures include the three-arm da Vinci Si-e System and lower priced Single-Site instruments. Less complex procedures have increased from approximately 40% of U.S. procedures in 2011 to approximately 60% of U.S. procedures in 2013. Complex procedures represent the large majority of international procedures.
FDA Announcement Concerning Morcellation. In April 2014, the FDA announced that it discourages the use of power morcellators in the surgical removal of assumed benign fibroids. Intuitive Surgical does not manufacture or sell power morcellation products and power morcellators do not attach to da Vinci Surgical Systems. Minimally invasive da Vinci gynecologic surgeries are routinely performed without the use of power morcellators. However, this announcement may create uncertainty for surgeons and patients when choosing among minimally invasive surgical methods for removing fibroids and could adversely impact the number of da Vinci procedures. During the second quarter we experienced a decline in Myomectomies that likely reflected the impact of the FDA announcement. Myomectomies are not a significant portion of our business.
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
Recent Media and Lawsuits
Prior to and during the six months ended June 30, 2014, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, the adequacy of surgeon training and our sales and marketing practices. In addition, as further described in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1, we are currently named as a defendant in approximately 95 individual product liability lawsuits. Plaintiffs’ attorneys are engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that the training we provide to surgeons helps to ensure that they are able to operate our systems with the requisite skill and expertise. However, the recent negative media publicity likely has and may continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods.
In 2014, the Company has recorded pre-tax charges of $77.0 million, of which $67.4 million was recorded in the first quarter of 2014 and $9.6 million in the second quarter of 2014, to reflect the estimated cost of settling a number of the product liability claims against the Company. The claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (MCS) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. The Company’s estimate of the anticipated cost of settling these claims is based on negotiations with attorneys for patients who have participated in a mediation process. To date, approximately 4,400 claims have been reviewed as part of that mediation process. Of those, however, a substantial number have already been removed from the tolling agreement that covers the claims in the mediation process and plaintiffs’ counsels have indicated to the Company that they no longer intend to pursue these claims.  Nonetheless, the claimants that have been removed from the tolling agreement remain free to pursue lawsuits against the Company and it is also possible that more claims will be made by other individuals who have undergone da Vinci surgery and allege that they suffered injuries. It is further possible that the claimants who participate in the mediations, as well as those claimants who have not participated in negotiations, will pursue greater amounts in mediation or in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.  Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. See Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 for further details.
The increase in product liability claims coincided with national attorney advertising efforts seeking patients dissatisfied with da Vinci surgery. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in mediation efforts. The attorneys for the patients agreed to collect and supply medical records, operative notes and other necessary information from these patients to the Company. Each claim was individually investigated. The collection and evaluation of the patients’ medical information was laborious. For hundreds of the asserted claims, the Company has never received medical records. More than 2,300 sets of patient records were received and evaluated. To evaluate these claims, the Company and its legal counsel, assisted by independent medical consultants, reviewed and analyzed the large volumes of medical information that began to arrive in the fall of 2013. The completion of the evaluation of a significant number of these claims occurred during the first quarter of 2014 and continued throughout the second quarter of 2014.
The Company submits reports to the FDA for these claims as part of its post-market surveillance process. The FDA publicly reports these claims on its MAUDE database. On February 27, 2014, the Company submitted an Alternative Summary Report (ASR) to consolidate 1,406 of the product liability claims for surgeries spanning the period 2004 through the third quarter of 2013. On May 29, 2014, the Company submitted a second ASR to consolidate 219 initial claims and amend 236 previous claims for surgeries spanning the period 2005 through the fourth quarter of 2013. During the time period of 2004 through 2013, approximately 1.7 million surgeries were performed with the da Vinci Surgical System in the United States.
MDR reporting criteria are described in FDA guidance 21 CFR Part 806. An MDR report or any other information submitted by Intuitive Surgical to the FDA is not necessarily an admission that the device caused or contributed to the reportable event. The February Alternative Summary Report contains information from attorneys who submitted claims of injury involving da Vinci use in surgery. The vast majority of the alleged injuries in the ASR are common complications associated with surgery, including minimally invasive and open surgical procedures. In the rare instances in which Company records were able to confirm claims of a malfunction of the da Vinci Surgical System during a surgery, the Company filed a separate MDR. Where a claim indicated a patient death, the Company filed a separate MDR. The ASR excludes these individually reported death and malfunction events.
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
With the da Vinci Xi, we now offer hospitals a broader line of da Vinci Surgical Systems to match their surgical profile and patient care requirements. These include the da Vinci Si-e, a lower price system suited for surgeries requiring two instrument arms; the da Vinci Si, which has the capability of controlling three instrument arms; and the da Vinci Xi, which has four universal instrument arms that attach to a rotating platform. We have separately applied for FDA clearance for the da Vinci Xi Firefly, Vessel Sealer, and Stapler products and plan to bring them to market upon receiving clearance. In June 2014 we received FDA clearance for the da Vinci Xi Vessel Sealer. These products are now being marketed and sold in the U.S. The da Vinci Xi Stapler and Firefly remain pending 510(k) clearance. We plan to bring these products to market upon receiving clearance.
We CE marked the da Vinci Xi system in June 2014 and have begun sales and marketing activities in certain countries recognizing the CE Mark. We are in various stages of applying for CE mark on other da Vinci Xi products, including Firefly, Vessel Sealer, and Stapler. We plan to bring these products to market upon receiving CE marks. We are also working to obtain regulatory clearance in certain Asian countries, including Japan and South Korea. We are not currently in a position to estimate the timing of receiving clearance in our Asian markets.
In April 2014, we offered certain customers who purchased a 4-arm da Vinci Si Surgical System in the first quarter of fiscal 2014 the opportunity to trade-out their systems for a da Vinci Xi Surgical System. Under this program, these customers will be able to return their da Vinci Si Surgical System and receive a credit, substantially equal to the price paid for the da Vinci Si Surgical System, towards the purchase of a da Vinci Xi Surgical System. These customers have until September 30, 2014, to accept our offer. In accordance with guidance for accounting for arrangements in which return rights exist, system revenue and associated costs in an amount equal to our estimate of the number of systems that will be returned have been deferred. Subject to our meeting all other criteria of our revenue recognition policy, the revenue deferred will be recognized at the date the da Vinci Xi Surgical System is shipped and accepted by the customers participating in our trade-in program, which we anticipate will occur prior to September 30, 2014. The trade-in program also provides our customers the opportunity to return certain stocking purchases of da Vinci Si instruments and accessories made in the first half of 2014. We have deferred a total of $19.9 million of revenue and $4.7 million of associated costs in the first half of 2014 based on our estimate of the amount of systems, instruments, and accessories sold that is expected to be returned in a future period.
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
EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for the EndoWrist One Vessel Sealer. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables da Vinci Si surgeons to fully control vessel sealing, while providing the benefits of da Vinci Surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. Clinical response to the EndoWrist One Vessel Sealer has been encouraging, with positive commentary on precision, articulation, vessel sealing quality and thermal spread. We expect applications for the EndoWrist One Vessel Sealer to be centered on general surgery and gynecologic oncology procedures. EndoWrist One Vessel Sealer utilization rates have increased steadily in 2013 and 2014. In June 2014, we received FDA clearance for the da Vinci Xi version of the EndoWrist One Vessel Sealer.
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the stapler. We expect its initial surgical use to be directed towards colorectal procedures. During 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers. We expect to continue to expand to a broadening set of customers during the remainder of 2014. Although our first customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45, and we are not able to predict the extent to which the instrument may be adopted.
Business Transactions
On January 17, 2014, we completed the acquisition of certain intellectual property, know-how, and employees from Luna Innovations, Inc. On June 25, 2014 we terminated our distribution relationship with our Japanese distributor, Adachi, and reacquired the rights to market, sell, and service our products in Japan. Both transactions, from an accounting perspective, met the definition of a business and were accounted for using the acquisition method of accounting.

Second Quarter 2014 Financial Highlights

•
Total revenue decreased by 11% to $512.2 million during the three months ended June 30, 2014, from $578.5 million during the three months ended June 30, 2013. This decrease in revenue is primarily a result of shipping 96 systems during the three months ended June 30, 2014 compared to 143 systems during the three months ended June 30, 2013.

•
The total number of da Vinci procedures performed during the three months ended June 30, 2014, increased approximately 9% compared with the number of procedures performed during three months ended June 30, 2013.

•
Instruments and accessories revenue decreased by 1% to $261.9 million during the three months ended June 30, 2014, representing 51% of total revenue, compared with $264.5 million during the three months ended June 30, 2013.

•
Recurring revenue increased 2% to $368.5 million during the three months ended June 30, 2014, representing 72% of total revenue, compared with $362.6 million during the three months ended June 30, 2013, representing 63% of total revenue.

•	System revenue decreased 33% to $143.7 million during the three months ended June 30, 2014, compared with $215.9 million during the three months ended June 30, 2013.

•	As of June 30, 2014, we had a da Vinci Surgical System installed base of 3,102 systems, consisting of 2,153 in the U.S., 499 in Europe, 183 in Japan, and 267 in the rest of the world.

•
Operating income decreased 35% to $143.0 million during the three months ended June 30, 2014, compared with $218.5 million during the three months ended June 30, 2013. Operating income during the three months ended June 30, 2014 included a pre-tax charge of $9.6 million related to estimated probable product liability costs. Operating income also included $41.9 million and $38.7 million of share-based compensation expense during the three months ended June 30, 2014 and 2013, respectively.

•
As of June 30, 2014, we had $2.0 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments decreased by $710.5 million as of June 30, 2014, as compared to December 31, 2013, primarily due to $1.0 billion of share repurchases, partially offset by cash provided from operations.

•
We ended the second quarter 2014 with 2,806 employees, compared to 2,792 at December 31, 2013. Headcount changes reflect additions made to our manufacturing, research and development, and regulatory organization partially offset by changes made to our U.S. sales force.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements Comprehensive of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of total revenue	2013	% of total revenue	2014	% of total revenue	2013	% of total revenue
Revenue:
Product	$405.6	79%	$480.4	83%	$766.4	78%	$997.4	84%
Service	106.6	21%	98.1	17%	210.5	22%	192.5	16%
Total revenue	512.2	100%	578.5	100%	976.9	100%	1,189.9	100%
Cost of revenue:
Product	133.5	26%	140.9	24%	247.3	25%	287.2	24%
Service	34.3	7%	32.4	6%	69.8	7%	63.2	5%
Total cost of revenue	167.8	33%	173.3	30%	317.1	32%	350.4	29%
Product gross profit	272.1	53%	339.5	59%	519.1	53%	710.2	60%
Service gross profit	72.3	14%	65.7	11%	140.7	15%	129.3	11%
Gross profit	344.4	67%	405.2	70%	659.8	68%	839.5	71%
Operating expenses:
Selling, general and administrative	161.2	31%	145.5	25%	377.0	39%	287.0	24%
Research and development	40.2	8%	41.2	7%	83.2	9%	82.8	7%
Total operating expenses	201.4	39%	186.7	32%	460.2	48%	369.8	31%
Income from operations	143.0	28%	218.5	38%	199.6	20%	469.7	39%
Interest and other income, net	(0.4)	—%	4.3	1%	3.5	—%	8.6	1%
Income before taxes	142.6	28%	222.8	39%	203.1	20%	478.3	40%
Income tax expense	38.6	8%	63.7	11%	54.8	6%	130.3	11%
Net income	$104.0	20%	$159.1	28%	$148.3	14%	$348.0	29%
Total Revenue
Total revenue was $512.2 million for the three months ended June 30, 2014, compared with $578.5 million for the three months ended June 30, 2013. Lower total revenue for the three months ended June 30, 2014, was driven by 33% lower da Vinci Surgical System revenue, partially offset by 2% higher recurring revenue driven primarily from higher service revenue. For the six months ended June 30, 2014, total revenue decreased to $976.9 million compared with $1,189.9 million for the six months ended June 30, 2013. Lower total revenue for the six months ended June 30, 2014, was driven by 47% lower da Vinci Surgical System revenue, partially offset by 1% higher recurring revenue.
Revenue from U.S. sales accounted for 75% and 71% of total revenue for the three and six months ended June 30, 2014, respectively, compared to 73% and 74% of total revenue for the three and six months ended June 30, 2013, respectively. Our domestic revenue has historically accounted for a large majority of total revenue primarily due to rapid procedure adoption in the U.S. driven by the ability of patients to choose their provider and method of treatment. During the first half of 2014, international revenue has grown at a faster rate than U.S. revenue primarily due to decline in system sales in the U.S. market. During the second quarter of 2014, U.S. revenue accounted for a higher portion of the total revenue primarily due to lower sales in Japan.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three and six months ended June 30, 2014 and 2013 (in millions, except percentages and unit sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Instruments and accessories	$261.9	$264.5	$516.7	$525.6
Systems	143.7	215.9	249.7	471.8
Total product revenue	405.6	480.4	766.4	997.4
Services	106.6	98.1	210.5	192.5
Total revenue	$512.2	$578.5	$976.9	$1,189.9
Recurring revenue	$368.5	$362.6	$727.2	$718.1
% of total revenue	72%	63%	74%	60%
Domestic	$383.1	$420.5	$692.6	$878.6
International	129.1	158.0	284.3	311.3
Total revenue	$512.2	$578.5	$976.9	$1,189.9
% of Revenue - Domestic	75%	73%	71%	74%
% of Revenue - International	25%	27%	29%	26%
Unit Shipments by Region:
Domestic Unit Shipments	58	90	103	205
International Unit Shipments	35	53	77	102
Additional Systems Shipments Under Operating Leases	3	—	3	—
Total Unit Shipments	96	143	183	307
Unit Shipments by Model:
da Vinci S Unit Shipments	2	—	3	—
da Vinci Si-e - Single console Unit Shipments (3 arm)	5	5	18	12
da Vinci Si - Single console Unit Shipments (4 arm)	31	111	81	220
da Vinci Si - Dual console Unit Shipments	8	27	31	75
da Vinci Xi - Single console Unit Shipments	36	—	36	—
da Vinci Xi - Dual console Unit Shipments	11	—	11	—
Additional Systems Shipments Under Operating Leases	3	—	3	—
Total Unit Shipments	96	143	183	307
Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins of da Vinci standard Surgical Systems	8	4	10	13
Unit shipments involving trade-ins of da Vinci S Surgical Systems	20	39	31	69
Unit shipments involving trade-ins of da Vinci Si Surgical Systems	5	—	5	—
Total unit shipments involving trade-ins	33	43	46	82
Unit shipments not involving trade-ins	63	100	137	225
Total Unit Shipments	96	143	183	307
Product Revenue
Product revenue was $405.6 million for the three months ended June 30, 2014, compared with $480.4 million for the three months ended June 30, 2013.
Instruments and accessories revenue decreased 1% to $261.9 million for the three months ended June 30, 2014, compared with $264.5 million for the three months ended June 30, 2013. The decrease in revenue was driven by lower instrument and accessory stocking orders associated with lower second quarter 2014 system unit shipments and customer buying patterns, partially offset by instruments and accessories associated with increased procedures. Procedure growth of approximately 9%

for the three months ended June 30, 2014, reflected growth in U.S. general surgery procedures and international general surgery, and urologic procedures.
Systems revenue decreased to $143.7 million during the three months ended June 30, 2014, from $215.9 million during the three months ended June 30, 2013. The decrease in systems revenue was driven by a lower number of system units shipped. We shipped 96 da Vinci Surgical Systems during the three months ended June 30, 2014 compared with 143 in the same period last year. The decrease in system unit sales primarily reflects lower second quarter 2014 system sales into the U.S. market. During the second quarter of 2014, 61 systems were shipped in the U.S., 19 in Europe, 5 in Japan, and 11 in other markets, compared with 90 systems shipped in the U.S., 21 in Europe, 20 in Japan, and 12 in other markets during the second quarter of 2013. The demand for systems is ultimately driven by da Vinci surgical procedure volume and is highly sensitive to changes in procedure growth rates. The decline in U.S. system shipments in the second quarter of 2014 was largely driven by moderating procedure growth (as described in the Procedures section) resulting in a lower need to expand procedure capacity at hospitals. In addition, hospital spending on capital equipment appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act and economic pressures, as well as by transitional items associated with the launch of the da Vinci Xi Surgical System, including the timing of the availability of advanced instrumentation.
Systems revenue during the three months ended June 30, 2014, also reflected $5.6 million of revenue recognized related to revenue deferred for trade-in rights accounted for as a right of return. The da Vinci Surgical System average selling price (“ASP”), excluding the impact on revenue relating to the trade-in program, was $1.50 million for both three months ended June 30, 2014, and June 30, 2013.
Product revenue was $766.4 million for the six months ended June 30, 2014, compared with $997.4 million for the six months ended June 30, 2013.
Instruments and accessories revenue decreased 2% to $516.7 million for the six months ended June 30, 2014, compared with $525.6 million for the six months ended June 30, 2013. The decrease in revenue was driven by lower instrument and accessory stocking orders associated with lower second half 2014 system unit shipments. The decrease in revenue was partially offset by approximately 8% higher da Vinci procedure volume. Higher procedure volume during the six months ended June 30, 2014, was driven by growth in U.S. general surgery procedures and international urologic procedures, partially offset by lower U.S. gynecologic procedures.
Systems revenue decreased to $249.7 million during the six months ended June 30, 2014, from $471.8 million during the six months ended June 30, 2013. The decrease in systems revenue was primarily driven by a lower number of system units shipped, as well as by the deferral of $18.1 million of revenue associated with our estimate of future returns related to offers extended to certain customers to trade-out their da Vinci Si System for a credit towards the purchase of a da Vinci Xi System.
In connection with the launch of the da Vinci Xi Surgical System, the Company offered certain customers who purchased a da Vinci Si Surgical System the opportunity to trade out their systems for a da Vinci Xi Surgical System. Under this program, these customers are able to return their da Vinci Si Surgical System and receive a credit, substantially equal to the price paid for the da Vinci Si Surgical System, towards the purchase of a da Vinci Xi Surgical System. During the second quarter of fiscal year 2014, certain customers exercised their option to trade-in their previously purchased systems for a da Vinci Xi Surgical System and the related revenue previously deferred was recognized in the quarter.
The following table summarizes the revenue recognized (deferred) related to the trade-in program implemented in connection for the da Vinci Xi Surgical System launch during the three and six months ended June 30, 2014 and the three months ended March 31, 2014 (in millions):

	Three Months Ended June 30, 2014	Three Months Ended March 31, 2014	Six Months Ended June 30,2014
Revenue recognized (deferred):
Systems	$5.6	$(23.7)	$(18.1)
Instruments and accessories	0.1	(1.9)	(1.8)
Total	$5.7	$(25.6)	$(19.9)

As of June 30, 2014, a total of $19.9 million of revenue remained deferred in short-term deferred revenue in the accompanying Condensed Consolidated Balance Sheets related to trade-in rights accounted for as a right of return. The amount deferred will be recognized as revenue at the date the da Vinci Xi Surgical System is shipped and accepted by the customers participating in the program, which we anticipate will occur prior to September 30, 2014. There was not a similar program and no revenue was deferred related to the trade-in rights accounted for as a right of return during the three and six months ended June 30, 2013.

We shipped 183 da Vinci Surgical Systems during the six months ended June 30, 2014, compared with 307 in the same period last year. The decrease in system unit shipments primarily reflected lower system sales into the U.S. market. During the first six months of 2014, 106 systems were shipped in the U.S., 33 in Europe, 24 in Japan, and 20 in other markets, compared with 205 systems shipped in the U.S., 37 in Europe, 45 in Japan, and 20 in other markets during the first six months of 2013. The demand for systems is ultimately driven by da Vinci surgical procedure volume and is highly sensitive to changes in procedure growth rates. The decline in U.S. system shipments in the first six months of 2014 was largely driven by moderating procedure growth (as described in the Procedures section) resulting in lower need to expand procedure capacity at hospitals. In addition, hospital spending on capital equipment appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act, economic pressures, and the impact of anticipation of a new system.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of revenue deferred, was $1.49 million for the six months ended June 30, 2014, compared with $1.52 million for the six months ended June 30, 2013. The lower ASP for the six months ending June 30, 2014, was driven primarily by product and geographic mix.
Service Revenue
Service revenue, comprised primarily of system service and customer training, increased 9% to $106.6 million for the three months ended June 30, 2014, compared with $98.1 million for the three months ended June 30, 2013. Service revenue increased 9% to $210.5 million for the six months ended June 30, 2014, compared with $192.5 million for the six months ended June 30, 2013. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue during the three and six months ended June 30, 2014, was primarily driven by a larger installed base of da Vinci Surgical Systems producing contract service revenue.
Gross Profit
Product gross profit for the three months ended June 30, 2014, decreased 20% to $272.1 million, or 67.1% of product revenue, compared with $339.5 million, or 70.7% of product revenue, for the three months ended June 30, 2013. The lower second quarter 2014 product gross profit was driven by lower product revenue. The lower second quarter 2014 product profit margin was driven by:

•
New Products. Second quarter 2014 sales had a higher proportion of recently introduced products which yield lower gross margin percentages, including the da Vinci Xi Surgical System, as well as the EndoWrist One Vessel Sealer, and the EndoWrist Stapler. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based market conditions, volume, and complexity of the product.

•
Product Mix. Second quarter 2014 sales had a higher proportion of da Vinci Si-e and Single-Site instruments sold. These lower price, lower margin products are targeted towards less complex surgical procedures.

•	Other Items. Lower system production volume resulted in a higher per unit fixed manufacturing costs compared to the same period last year.
Product gross profit for the three months ended June 30, 2014 and 2013, reflected share-based compensation expense of $4.6 million and $4.1 million, respectively.
Product gross profit for the six months ended June 30, 2014, decreased 27% to $519.1 million, or 67.7% of product revenue, compared with $710.2 million, or 71.2% of product revenue, for the six months ended June 30, 2013. The lower product gross profit for the six months ended June 30, 2014, was driven by lower product revenue. The lower product gross margin for the six months ended June 30, 2014, was driven by:

•
New Products. Sales for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, had a higher proportion of recently introduced products which yield lower gross margin percentages, including the da Vinci Xi Surgical System, as well as the EndoWrist One Vessel Sealer, and the EndoWrist Stapler. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based market conditions, volume, and complexity of the product.

•
Product Mix. Sales for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, had a higher proportion of da Vinci Si-e and Single-Site instruments sold. These lower price, lower margin products are targeted towards less complex surgical procedures.

•	Other Items. Lower system production volume resulted in a higher amount of fixed manufacturing costs being expensed during the period.
Product gross profit for the six months ended June 30, 2014 and 2013, reflected share-based compensation expense of $9.0 million and $8.0 million, respectively.
Service gross profit during the three months ended June 30, 2014 was $72.3 million, or 67.8% of service revenue, compared with $65.7 million, or 67.0% of service revenue during the three months ended June 30, 2013. Service gross profit during the six months ended June 30, 2014 was $140.7 million, or 66.8% of service revenue, compared with $129.3 million, or 67.2% of service revenue during the six months ended June 30, 2013. The higher 2014 service gross profit was driven by a larger installed base of da Vinci Surgical Systems. The changes in service profit margins for the three and six months ended June 30, 2014 primarily due to timing of service parts consumption and training costs. Service gross profit for the three months ended June 30, 2014 and 2013, reflected share-based compensation expense of $3.3 million and $3.0 million, respectively. Service gross profit for the six months ended June 30, 2014 and 2013, reflected share-based compensation expense of $6.4 million and $5.9 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2014, increased 11% to $161.2 million, compared with $145.5 million for the three months ended June 30, 2013. Selling, general and administrative expenses for the six months ended June 30, 2014, increased 31% to $377.0 million, compared with $287.0 million for the six months ended June 30, 2013. The increase was primarily due to a pre-tax charge of $77.0 million recorded in the six months ended June 30, 2014, of which $67.4 million was recorded in the first quarter of 2014 and $9.6 million in the second quarter of 2014 relating to the estimate of probable loss associated with the product liability claims. In addition, the selling, general and administrative expenses for the three and six months ended June 30, 2014, also increased due to higher legal costs related to the pending or threatened litigation, expansion of our international organizations, higher regulatory costs, and share-based compensation. Selling, general and administrative expenses for the six months ended June 30, 2014, also included severance expenses of approximately $3.5 million. Share-based compensation expense for the three months ended June 30, 2014 and 2013, was approximately $25.2 million and $23.0 million, respectively. Share-based compensation expense for the six months ended June 30, 2014 and 2013, was approximately $49.3 million and $46.0 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.
Research and development expenses for the three months ended June 30, 2014, decreased 2% to $40.2 million, compared with $41.2 million for the three months ended June 30, 2013. Research and development expenses for the six months ended June 30, 2014, increased 0.5% to $83.2 million, compared with $82.8 million for the six months ended June 30, 2013. Share-based compensation expense for the three months ended June 30, 2014 and 2013, was approximately $8.8 million and $8.6 million, respectively. Share-based compensation expense for the six months ended June 30, 2014 and 2013, was approximately $18.0 million and $17.0 million, respectively. Amortization expense related to purchased intellectual property during the three months ended June 30, 2014 and 2013, was $2.9 million and $2.6 million, respectively. Amortization expense related to purchased intellectual property during the six months ended June 30, 2014 and 2013 was $6.2 million and $5.5 million, respectively. Research and development expenses fluctuate with project timing. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, for the three months ended June 30, 2014 and 2013, was $(0.4) million and $4.3 million, respectively. Interest and other income, net, for the six months ended June 30, 2014 and 2013, was $3.5 million and $8.6 million, respectively.  The decrease in interest and other income (expense), net for the three and six months ended June 30, 2014 was a result of an impairment charge of $4.2 million recorded in the second quarter of 2014 related to a cost method investment.
Income Tax Expense
Income tax expense for the three months ended June 30, 2014 was $38.6 million or 27.1% of income before taxes, compared with $63.7 million, or 28.6% of income before taxes for the three months ended June 30, 2013. Income tax expense for the six months ended June 30, 2014 was $54.8 million, or 27.0% of income before taxes, compared with $130.3 million, or 27.2% of income before taxes for the six months ended June 30, 2013. Effective tax rates for both periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our entities outside of the U.S. being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.
The lower effective tax rate for the three and six months ended June 30, 2014 as compared to the same periods of 2013 is mainly because of increase in tax benefit related to higher proportion of foreign earnings in 2014, which was partially offset by the effect that our effective tax rate for the three and six months ended June 30, 2014 did not include the tax benefit from the U.S. federal R&D credit due to credit expiration at the end of year 2013.  If the credit is reinstated retroactively, the tax benefit will be recorded discretely in the period of reinstatement. The income tax provision for the six months ended June 30, 2013, however, reflected both net 2013 federal R&D credit and a discrete net benefit related to 2012 federal R&D credit which was retroactively reinstated in January of 2013.
We file federal, state and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which all years before 2008 are considered closed. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the effective tax rate in the period in which they reverse.
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
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and proceeds from employee exercises of stock options. Cash and cash equivalents plus short and long-term investments decreased from $2.8 billion at December 31, 2013, to $2.0 billion at June 30, 2014, primarily due to the $1.0 billion used in share repurchases. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of June 30, 2014, $671.5 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.
Condensed Consolidated Cash Flow Data (unaudited)
The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in millions):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in)
Operating activities	$320.3	$447.1
Investing activities	308.3	(291.0)
Financing activities	(903.4)	(276.8)
Effect of exchange rates on cash and cash equivalents	0.3	(0.3)
Net decrease in cash and cash equivalents	$(274.5)	$(121.0)
Operating Activities
For the six months ended June 30, 2014, cash flow provided by operating activities of $320.3 million exceeded our net income of $148.3 million primarily for the following reasons:

1.	Our net income included non-cash charges in the form of share-based compensation of $82.7 million, amortization of intangible assets of $9.4 million, and depreciation of $24.8 million.

2.
Other accrued liabilities increased by $78.3 million primarily due to probable product liability litigation loss accrual recorded during the six months ended June 30, 2014. Accounts receivable decreased by $30.3 million during the six months ended June 30, 2014, reflecting collections in excess of sales. Deferred revenue, which primarily consisted of deferred service revenue that is being recognized as revenue over the service contract period and the deferral related to the trade-in program offered in connection with the launch of the da Vinci Xi Surgical System in April 2014, increased $23.8 million in the six months ended June 30, 2014. The favorable impact of these items on cash provided by operating activities was partly offset by an increase in inventory acquisitions related to expanded product offerings of $38.9 million, prepaid expenses and other assets of $19.8 million, and other non-cash and operating asset and liability changes of $18.6 million.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2014, consisted of proceeds from sales and maturities of investments (net of purchases of investments) of $416.1 million, partially offset by cash used in the acquisition of businesses of $81.2 million and purchase of property, plant and equipment, and intellectual property of $26.6 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2014, was primarily related to the repurchase of approximately 2.5 million shares through an accelerated share repurchase program for $1.0 billion, partly offset by the proceeds from stock option exercises and employee stock purchases of $90.5 million, and excess tax benefits from share-based compensation of $6.1 million. Net cash used in financing activities during the six months ended June 30, 2013, was primarily due to the repurchase of 0.8 million shares of our common stock through open market transactions of $415.4 million, offset by proceeds from stock option exercises and employee stock purchases of $112.1 million and excess tax benefits from stock-based compensation of $26.5 million.
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
Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the second quarter of 2014.
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
When determining the estimated probable loss or range of losses, significant judgment is required to be exercised in order to estimate the amount and timing of the loss to be recorded. Estimates of probable losses resulting from litigation are inherently difficult to make, particularly when the matters are in early procedural stages with incomplete facts and information. The final outcome of legal proceedings is dependent on many variables difficult to predict, and therefore, the ultimate cost to entirely resolve such matters may be materially different than the amount of current estimates. Consequently, new information or changes in judgments and estimates could have a material adverse effect on our business, financial condition, and results of operations or cash flows. See Recent Media and Lawsuits section above for discussion of the $9.6 million charge during the three months ended June 30, 2014, related to our best estimate of probable loss associated with product liability claims.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2014, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information included in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this quarterly report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial position or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2014:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
April 1 to April 30, 2014	—	$—	—	$1,000.0	million
May 1 to May 31, 2014	2,515,619	(a)	(a)	$—
June 1 to June 30, 2014	—	$—	—	$—
Total during quarter ended June 30, 2014	2,515,619	(a)	(a)	$—

(a) The number of shares represents shares delivered in the second quarter of 2014 and does not represent the final number of shares to be delivered under the ASR Program. Therefore, the average price paid per share, will be determined at the end of the applicable purchase period.

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

10.1	Supplemental Confirmation for Accelerated Share Repurchase, dated May 2, 2014.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 23, 2014