Form 10-Q
period 2014-09-30
INTUITIVE SURGICAL INC
filed 2014-10-23
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The Registrant had 36,251,945 shares of Common Stock, $0.001 par value per share, outstanding as of October 13, 2014.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$493.0	$782.1
Short-term investments	521.3	621.4
Accounts receivable, net	259.1	301.4
Inventories	198.9	179.6
Prepaids and other current assets	86.2	38.3
Deferred tax assets	33.4	9.6
Total current assets	1,591.9	1,932.4
Property, plant and equipment, net	335.4	309.9
Long-term investments	1,248.4	1,350.4
Long-term deferred tax assets	143.2	126.1
Intangible and other assets, net	134.6	94.1
Goodwill	198.0	137.4
Total assets	$3,651.5	$3,950.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53.6	$46.2
Accrued compensation and employee benefits	76.1	70.7
Deferred revenue	217.8	200.1
Other accrued liabilities	133.0	63.9
Total current liabilities	480.5	380.9
Other long-term liabilities	86.8	68.0
Total liabilities	567.3	448.9
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2014, and December 31, 2013, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 36.3 shares and 38.2 shares outstanding as of September 30, 2014, and December 31, 2013, respectively	—	—
Additional paid-in capital	2,741.8	2,519.9
Retained earnings	341.0	979.4
Accumulated other comprehensive income	1.4	2.1
Total stockholders’ equity	3,084.2	3,501.4
Total liabilities and stockholders’ equity	$3,651.5	$3,950.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2014	2013	2014	2013
Revenue:
Product	$441.6	$397.6	$1,208.0	$1,395.0
Service	108.5	101.4	319.0	293.9
Total revenue	550.1	499.0	1,527.0	1,688.9
Cost of revenue:
Product	150.3	112.0	397.6	399.2
Service	39.2	30.3	109.0	93.5
Total cost of revenue	189.5	142.3	506.6	492.7
Gross profit	360.6	356.7	1,020.4	1,196.2
Operating expenses:
Selling, general and administrative	154.0	139.3	531.0	426.3
Research and development	47.5	43.2	130.7	126.0
Total operating expenses	201.5	182.5	661.7	552.3
Income from operations	159.1	174.2	358.7	643.9
Interest and other income, net	2.0	3.9	5.5	12.5
Income before taxes	161.1	178.1	364.2	656.4
Income tax expense	37.4	21.3	92.2	151.6
Net income	$123.7	$156.8	$272.0	$504.8
Net income per share:
Basic	$3.43	$4.06	$7.33	$12.75
Diluted	$3.35	$3.99	$7.18	$12.46
Shares used in computing net income per share:
Basic	36.1	38.6	37.1	39.6
Diluted	36.9	39.3	37.9	40.5
Total comprehensive income	$124.5	$159.3	$271.3	$498.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2014	2013
Operating activities:
Net income	$272.0	$504.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38.2	32.6
Amortization of intangible assets	15.9	16.6
Loss on investment, accretion of discounts and amortization of premiums on investments, net	23.8	28.6
Deferred income taxes	(40.2)	(33.8)
Income tax benefits from employee stock plans	7.7	29.7
Excess tax benefit from share-based compensation	(15.2)	(31.1)
Share-based compensation expense	127.8	127.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	42.4	89.7
Inventories	(40.5)	(87.9)
Prepaids and other assets	(69.4)	9.7
Accounts payable	8.2	4.4
Accrued compensation and employee benefits	2.8	(49.1)
Other liabilities	97.4	9.4
Net cash provided by operating activities	470.9	650.9
Investing activities:
Purchase of investments	(1,003.5)	(1,130.0)
Proceeds from sales of investments	623.2	878.1
Proceeds from maturities of investments	553.2	649.8
Purchase of property, plant and equipment, and intellectual property	(40.4)	(75.7)
Acquisition of businesses, net of cash	(82.9)	—
Net cash provided by investing activities	49.6	322.2
Financing activities:
Proceeds from issuance of common stock	176.0	137.9
Excess tax benefit from share-based compensation	15.2	31.1
Repurchase and retirement of common stock	(1,000.0)	(1,109.2)
Net cash used in financing activities	(808.8)	(940.2)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.2
Net decrease in cash and cash equivalents	(289.1)	33.1
Cash and cash equivalents, beginning of period	782.1	553.7
Cash and cash equivalents, end of period	$493.0	$586.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
NOTE 1.    DESCRIPTION OF BUSINESS
Intuitive designs, manufactures and markets da Vinci® Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems. The Company believes these surgical systems enable a new generation of surgery. This new generation of surgery, which the Company calls da Vinci surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical Systems translate a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical Systems are designed to provide their operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and Three Dimensional (“3-D”), High-Definition (“HD”) vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2013, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed on February 3, 2014. The results of operations for the first nine months of fiscal 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
In May 2014, the FASB issued Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the Consolidated Financial Statements and related disclosures.
Significant Accounting Policies
 With the exception of the information provided below relating to the Company's revenue recognition, leases, and allowance for sales returns and doubtful accounts policies, there has been no change in the description of the Company's significant accounting policies included in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Revenue Recognition
The Company’s revenue consists of product revenue resulting from the sales of systems, instruments and accessories, and service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company generally recognizes revenue at the following points in time:

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
In addition, customers may also have the opportunity to upgrade their systems, for example, by adding a fourth arm to a three-arm system, adding a second surgeon console for use with the da Vinci SiTM and XiTM Surgical System or adding new vision systems to the standard da Vinci and da Vinci STM Surgical Systems. Such upgrades are performed by completing component level upgrades at the customer’s site. Upgrade revenue is recognized when the component level upgrades are complete and all revenue recognition criteria are met.
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
Leases
The Company enters into sales-type lease and operating lease arrangements with certain qualified customers to purchase or rent its systems. Sales-type leases have on average a 5-year term and are usually collateralized by a security interest in the underlying assets. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative selling prices as prescribed by our revenue recognition policy. Lease elements generally include a da Vinci Surgical System, while non-lease elements generally include service, instruments and accessories. In determining whether a transaction should be classified as a sales-type or operating lease, the Company primarily considers the following terms: (1) whether title of the system transfers automatically or for a nominal fee at the end of the term of the lease and (2) whether the present value of the minimum lease payments are equal to or greater than 90% of the fair market value of the system at the inception of the lease.
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
In connection with the launch of the da Vinci Xi Surgical System, the Company offered certain customers who purchased a 4-arm da Vinci Si Surgical System the opportunity to trade out their systems for a da Vinci Xi Surgical System. As part of this offer, these customers are able to return their da Vinci Si Surgical System and receive a credit towards the purchase of a da Vinci Xi Surgical System. In accordance with the guidance for accounting for arrangements in which return rights exist, system revenue and associated costs in an amount equal to the Company's estimate of the number of systems that will be returned have been deferred. As of September 30, 2014, a total of $7.0 million of revenue was included in short-term deferred revenue in the accompanying Condensed Consolidated Balance Sheets related to trade-in rights accounted for as a right of return. Subject to meeting all other criteria of the Company's revenue recognition policy, the revenue deferred is recognized at the date the da Vinci Xi Surgical Systems and related instruments and accessories are shipped and accepted by the customers.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s cash and available-for-sale securities by investment category that are recorded as cash and cash equivalents, or short-term or long-term investments as of September 30, 2014, and December 31, 2013 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2014
Cash	$192.9	$—	$—	$192.9	$192.9	$—	$—
Level 1:
Money market funds	248.5	—	—	248.5	248.5	—	—
U.S. Treasuries & corporate equity securities	69.4	—	(1.4)	68.0	—	34.0	34.0
Subtotal	317.9	—	(1.4)	316.5	248.5	34.0	34.0
Level 2:
Commercial paper	115.7	—	—	115.7	49.8	65.9	—
Corporate securities	816.9	1.6	(1.5)	817.0	0.6	168.9	647.5
U.S. government agencies	411.1	0.3	(0.7)	410.7	1.2	44.1	365.4
Non-U.S. government securities	36.7	0.1	(0.1)	36.7	—	26.2	10.5
Municipal securities	372.0	1.2	—	373.2	—	182.2	191.0
Subtotal	1,752.4	3.2	(2.3)	1,753.3	51.6	487.3	1,214.4
Total assets measured at fair value	$2,263.2	$3.2	$(3.7)	$2,262.7	$493.0	$521.3	$1,248.4

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2013
Cash	$247.8	$—	$—	$247.8	$247.8	$—	$—
Level 1:
Money market funds	516.2	—	—	516.2	516.2	—	—
U.S. Treasuries & corporate equity securities	65.4	—	(0.3)	65.1	—	25.5	39.6
Subtotal	581.6	—	(0.3)	581.3	516.2	25.5	39.6
Level 2:
Commercial paper	100.2	—	—	100.2	18.1	82.1	—
Corporate securities	844.7	2.9	(1.9)	845.7	—	227.7	618.0
U.S. government agencies	352.2	0.7	(0.7)	352.2	—	84.7	267.5
Non-U.S. government securities	67.7	0.2	(0.1)	67.8	—	41.2	26.6
Municipal securities	550.1	1.5	(0.1)	551.5	—	160.2	391.3
Subtotal	1,914.9	5.3	(2.8)	1,917.4	18.1	595.9	1,303.4
Level 3:
Auction rate securities	8.0	—	(0.6)	7.4	—	—	7.4
Subtotal	8.0	—	(0.6)	7.4	—	—	7.4
Total assets measured at fair value	$2,752.3	$5.3	$(3.7)	$2,753.9	$782.1	$621.4	$1,350.4
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale securities (excluding cash and money market funds), at September 30, 2014 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$565.8	$566.8
Mature in one to five years	1,248.6	1,248.4
Mature after five years	—	—
Total	$1,814.4	$1,815.2
Realized gains and losses, net of tax, were not material for any of the periods presented.
As of September 30, 2014, and December 31, 2013, net unrealized losses of $0.5 million and net unrealized gains of $1.6 million, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.
There have been no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2014, and there was no change in the valuation technique used. Level 3 assets consisted of municipal bonds with auction rate securities (“ARS”) that were redeemed at par value of $8.0 million in April 2014. The Company recorded a $0.6 million gain in other comprehensive income relating to the recovery of unrealized losses recorded on the ARS in 2013.
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
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than USD, primarily the European Euro ("EUR"), the British Pound (“GBP”), the Japanese Yen (“JPY”), and the Korean Won (“KRW”).
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive income in stockholders' equity and reclassifies it into earnings in the same period in which the hedge transaction affects earnings. The net gains (losses) reclassified to revenue related to the hedged revenue transactions were not material for the three and nine months ended September 30, 2014, and 2013.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, Swiss Franc (“CHF”), and KRW. The net gains (losses) recognized in interest and other income, net in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014, and 2013, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for derivatives and aggregate gross fair value outstanding at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Notional amounts:
Forward contracts	$72.4	$85.6	$71.7	$119.6
Gross fair value recorded in:
Prepaid and other current assets	$4.6	$—	$3.1	$—
Other accrued liabilities	$—	$—	$—	$3.8

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Inventories
The following table provides details of inventories (in millions):

	September 30, 2014	December 31, 2013
Raw materials	$57.0	$67.2
Work-in-process	10.1	12.6
Finished goods	131.8	99.8
Total inventories	$198.9	$179.6
Goodwill and Intangible Assets
The increases in goodwill of $60.6 million and intangible assets of $16.2 million from December 31, 2013, to September 30, 2014, primarily relate to the acquisition of certain intellectual property, know-how, fixed assets, and employees from Luna Innovations, Inc. (“Luna”) on January 17, 2014, and the acquisition of Japan distribution rights from Adachi Co., Ltd. (“Adachi”) on June 25, 2014. The acquisition of Japan distribution rights enhances the Company's ability to directly interact with customers, surgical societies and government agencies in Japan. In both transactions, the assets acquired met the definition of a business and were accounted for using the acquisition method of accounting for financial reporting purposes.
In connection with the Luna acquisition, the Company recognized goodwill of $10.1 million and intangible assets of $9.5 million which are being amortized over nine years.
In connection with the acquisition of Japan distribution rights, the Company recognized goodwill of $50.5 million, intangible assets related to reacquired distribution rights of $5.5 million, and customer relationships of $17.2 million, which are being amortized over a weighted average period of 1.1 years and 7.0 years, respectively. The Company also assumed a total of $2.7 million of liabilities and received assets of $2.5 million in connection with the acquisition. The purchase consideration consisted of cash of $71.2 million and contingent payments of $1.8 million.
Pro forma results of operations related to the acquisitions have not been presented since the operating results of the acquired businesses are not material to the Company's consolidated financial statements.

Supplemental Cash flow Information

The following table provides supplemental cash flow information (in millions):

	Nine Months Ended September 30,
	2014	2013
Supplemental non-cash investing activities:
Equipment transfers from inventories to property, plant and equipment	$23.8	$9.3

NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	September 30, 2014	December 31, 2013
Gross Lease Receivables	$35.1	$10.1
Unearned Income	(2.0)	(0.6)
Net investment in sales-type lease	33.1	9.5
Reported as:
Prepaids and other current assets	5.3	1.9
Intangible and other assets, net	27.8	7.6
Total, net	$33.1	$9.5
Contractual maturities of gross lease receivables at September 30, 2014, are as follows (in millions):

Amount
2014	$1.7
2015	6.8
2016	8.5
2017	8.4
2018	7.5
Thereafter	2.2
Total	$35.1

NOTE 6.    CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, false claims, insurance, and contract disputes. Certain of these lawsuits and claims are described in further detail below. It is not possible to predict what the outcome of these matters will be and the Company cannot guarantee that any resolution will be reached on commercially reasonable terms, if at all. With the exception of the charge recorded related to the Company’s estimate of the probable loss associated with the tolled product liability claims described below, the Company has determined that an estimate of probable loss or range of loss related to material pending or threatened litigation matters cannot be determined as of September 30, 2014. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on the Company's business, financial position, or future results of operations.
The Company is also a party to various other legal actions that arise in the ordinary course of business and does not believe that any of these other legal actions will have a material adverse impact on the Company's business, financial position, or future results of operations.
In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. During the nine months ended September 30, 2014, the Company recorded pre-tax charges of $77.0 million, of which $67.4 million was recorded in the first quarter of 2014 and $9.6 million in the second quarter of 2014, to reflect the estimated cost of settling a number of the tolled product liability claims further described below.
Purported Shareholder Class Action Lawsuit filed August 6, 2010
On August 6, 2010, a purported class action lawsuit entitled Perlmutter v. Intuitive Surgical et al., No. CV10-3451, was filed against seven of the Company's current and former officers and directors in the United States District Court for the Northern District of California. The lawsuit sought unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 1, 2008 and January 7, 2009. The complaint alleged that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in filings with the Securities and Exchange Commission. On February 15, 2011, the Police Retirement System of St. Louis was appointed lead plaintiff in the case pursuant to the Private Securities Litigation Reform Act of 1995.  An amended complaint was filed on April 15, 2011, making allegations substantially similar to the allegations described above. On May 23, 2011, a motion was filed to dismiss the amended complaint. On August 10, 2011, that motion was granted and the action was dismissed; the plaintiffs were given 30 days to file an amended complaint.  On September 12, 2011, plaintiffs filed their amended complaint.  The allegations contained therein were substantially similar to the allegations in the prior complaint.  The Company filed a motion to dismiss the amended complaint on October 13, 2011. A hearing occurred on February 16, 2012, and on May 22, 2012, the court granted the Company's motion.  The complaint was dismissed with prejudice, and a final judgment was entered in the Company's favor on June 1, 2012. On June 20, 2012, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit.  The appeal was styled Police Retirement System of St. Louis v. Intuitive Surgical, Inc. et al., No. 12-16430.  Plaintiffs filed their opening brief on September 28, 2012. The Company filed an answering brief on November 13, 2012, and plaintiffs filed a reply brief on December 17, 2012.  Oral argument was held on March 14, 2014, and the matter was taken under submission. On July 16, 2014, the Ninth Circuit published an opinion affirming the district court’s order dismissing the amended complaint with prejudice.  Plaintiffs declined to seek any further review of the decision, and the matter is now at an end. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
Purported Derivative Actions filed August 19, 2010
On August 19, 2010, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Himmel v. Smith et al., No. 1-10-CV-180416, to be filed in the Superior Court of California for the County of Santa Clara naming the Company as a nominal defendant, and naming 14 of the Company's current and former officers and directors as defendants. The lawsuit seeks to recover, for the Company's benefit, unspecified damages purportedly sustained in connection with allegedly misleading statements and/or omissions made in connection with the Company's financial reporting for the period between February 1, 2008 and January 7, 2009. It also seeks a series of changes to the Company's corporate governance policies and an award of attorneys’ fees. On September 15, 2010, another purported stockholder filed a substantially identical lawsuit entitled Applebaum v. Guthart et al., No. 1-10-CV-182645, in the same court against 15 of the Company's current and former officers and directors. On October 5, 2010, the court ordered that the two cases be consolidated for all purposes. By agreement with plaintiffs, all activity in the case has been stayed pending final resolution of the appeal in the purported shareholder class action lawsuit discussed above. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
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
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in the Company's filings with the Securities and Exchange Commission. On November 18, 2013, the Court appointed Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, which was granted in part and denied in part on August 21, 2014. The plaintiffs have elected not to further amend their complaint, and the case will move forward on the claims that remain. The Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.

Purported Derivative Actions filed on February 3, 2014, February 21, 2014, March 21, 2014, and June 3, 2014
On February 3, 2014, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4-14-CV-00515, to be filed in the United States District Court for the Northern District of California.  It names the Company as a nominal defendant, and names 16 of the Company’s current and former officers and directors as defendants.  The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between 2012 and the present.  It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees.  On April 3, 2014, it was related to In re Intuitive Surgical Securities Litigation. On July 30, 2014 the court granted Berg’s motion to be appointed lead plaintiff and denied the City of Birmingham’s motion seeking such appointment (see below for additional description). The matter remains pending.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief.  On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014.  The district court remanded the case back to San Mateo County Superior Court on June 30, 2014, where it remains pending.  On August 28, 2014 the Company filed a motion seeking to stay the case in favor of the federal action and asking that plaintiffs be required to post a bond because the action was duplicative and was not in the Company’s best interests; by law, the filing of that motion triggered a stay of the proceedings until the motion is resolved. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On March 21, 2014, a third alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Birmingham Relief and Retirement System v. Guthart et al., No. 5-14-CV-01307, to be filed in the United States District Court for the Northern District of California against the same parties and seeking the same relief.  On April 8, 2014, it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart. On July 30, 2014, the court consolidated the case with Berg v. Guthart and, as noted above, granted Berg’s motion to be appointed lead plaintiff and denied the City of Birmingham’s motion seeking such appointment. This effectively ends the City of Birmingham’s involvement in this matter.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On June 3, 2014, a fourth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Plantation Police Officers’ Employees’ Retirement System v. Guthart et al., C.A. No. 9726-CB, to be filed in the Court of Chancery of the State of Delaware.  The Company filed a Motion to Stay Proceedings in favor of the earlier-filed stockholder derivative lawsuits pending in federal and state courts in California.  In light of the Company’s motion, the plaintiff agreed to a stay of all proceedings in the case in favor of the earlier-filed actions. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
Product Liability Litigation
The Company is currently named as a defendant in approximately 93 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys that are part of certain tolling agreements further discussed below. In addition, the Company has been named as a defendant in a purported class action filed in Louisiana state court, and removed to federal court, seeking damages on behalf of all patients who were allegedly injured by the da Vinci Surgical System at a single hospital in Louisiana. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court, seeking damages on behalf of 17 patients who had da Vinci surgeries in 11 different states. The cases raise a variety of allegations including, to varying degrees, that plaintiffs’ injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the Company's part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. The Company has reached confidential settlements in a small number of filed cases. With certain exceptions, including the Taylor case described below, the remaining filed cases generally are in the early stages of pretrial activity.

Plaintiffs’ attorneys have engaged in well-funded national advertising efforts seeking patients dissatisfied with da Vinci surgery. Among the allegations, a substantial number of claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. The Company has received a significant number of claims from plaintiffs’ attorneys that it believes are as a result of these advertising efforts. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in confidential mediation efforts. The attorneys for the patients agreed to collect and supply medical records, operative notes and other necessary information from these patients to the Company. Each claim was individually investigated. The collection and evaluation of the patients’ medical information was laborious. For hundreds of the asserted claims, the Company has never received medical records. As of September 30, 2014, approximately 2,600 sets of patient records have been received and evaluated. To evaluate these claims, the Company, assisted by independent medical consultants, reviewed and analyzed the large volumes of medical information that began to arrive in the fall of 2013. The completion of the legal and medical evaluation of a significant number of these claims occurred during the first quarter of 2014 and continued throughout the second and third quarters of 2014.
During the nine months ended September 30, 2014, the Company recorded pre-tax charges of $77.0 million, of which $67.4 million was recorded in the first quarter of 2014 and $9.6 million in the second quarter of 2014, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements. After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during the first quarter of 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims may be appropriate. The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for patients who have participated in the mediation process.  To date, approximately 4,700 claims have been added to the tolling agreements and/or submitted into the mediation program. Of those, however, over 2,800 claims have voluntarily been removed from the tolling agreement and/or mediation program and plaintiffs’ counsels have indicated to the Company that they no longer intend to pursue these claims. Nonetheless, the claimants that have been removed from the tolling agreement remain free to pursue lawsuits against the Company and it is also possible that more claims will be made by additional individuals who have undergone da Vinci surgery and allege that they suffered injuries. It is further possible that the claimants who participate in the mediations, as well as those claimants who have not participated in negotiations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations.  Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of September 30, 2014, a total of $56.7 million of the charges recorded during 2014 was included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets related to the tolled product liability claims.

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
NOTE 7.    STOCKHOLDERS’ EQUITY
Share Repurchase Program

On May 2, 2014, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1.0 billion of the Company’s common stock under the stock repurchase program approved by the Company’s Board of Directors in 2009 (the “Repurchase Program”). As of September 30, 2014, the Company had used all amounts authorized for stock repurchase under the Repurchase Program.
During the three months ended June 30, 2014, the Company made an up-front payment of $1.0 billion pursuant to the ASR Program and received and retired 2.5 million shares of the Company’s common stock. It was accounted for as a reduction of common stock and additional paid-in capital by an aggregate of $89.6 million and a reduction of retained earnings by $815.5 million. The remaining $94.9 million was recorded as a forward contract as a reduction to additional paid-in capital.
On September 19, 2014, Goldman exercised its early termination option under the ASR Program and the pricing period was closed. No additional shares were received by the Company. At the completion of the ASR program, the Company reclassified $94.9 million related to the forward contract out of additional paid-in-capital as a reduction to retained earnings.
The following table provides the share repurchase activities during the three and nine months ended September 30, 2014, and 2013 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares repurchased	—	1.8	2.5	2.6
Average price per share	$—	$398.87	$397.52	$429.09
Value of shares repurchased	$—	$693.8	$1,000.0	$1,109.2

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2014, and 2013, are as follows (in millions):

	Three Months Ended September 30, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(0.1)	$2.5	$0.7	$(2.5)	$0.6
Other comprehensive income before reclassifications	6.4	(2.9)	(1.0)	—	2.5
Reclassified from accumulated other comprehensive income	(1.7)	(0.1)	—	0.1	(1.7)
Net current-period other comprehensive income	4.7	(3.0)	(1.0)	0.1	0.8
Ending balance	$4.6	$(0.5)	$(0.3)	$(2.4)	$1.4

	Three Months Ended September 30, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.6	$(2.8)	$0.1	$—	$(2.1)
Other comprehensive income before reclassifications	(3.0)	3.9	0.5	—	1.4
Reclassified from accumulated other comprehensive income	0.5	0.6	—	—	1.1
Net current-period other comprehensive income	(2.5)	4.5	0.5	—	2.5
Ending balance	$(1.9)	$1.7	$0.6	$—	$0.4

	Nine Months Ended September 30, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$1.7	$0.4	$—	$2.1
Other comprehensive income before reclassifications	6.8	(1.5)	(0.7)	(2.6)	2.0
Reclassified from accumulated other comprehensive income	(2.2)	(0.7)	—	0.2	(2.7)
Net current-period other comprehensive loss	4.6	(2.2)	(0.7)	(2.4)	(0.7)
Ending balance	$4.6	$(0.5)	$(0.3)	$(2.4)	$1.4

	Nine Months Ended September 30, 2013
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$6.2	$0.4	$—	$6.6
Other comprehensive income before reclassifications	(1.4)	(5.4)	0.2	—	(6.6)
Reclassified from accumulated other comprehensive income	(0.5)	0.9	—	—	0.4
Net current-period other comprehensive loss	(1.9)	(4.5)	0.2	—	(6.2)
Ending balance	$(1.9)	$1.7	$0.6	$—	$0.4

NOTE 8.    SHARE-BASED COMPENSATION
As of September 30, 2014, approximately 1.1 million shares were reserved for future issuance under the Company’s stock plans. A maximum of 0.5 million of these shares can be granted as non-vested restricted stock units (“RSUs”).
Stock Option Plans
A summary of stock option activity under all stock plans for the nine months ended September 30, 2014, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2013	5.6	$380.71
Options granted	0.7	$445.03
Options exercised	(0.5)	$283.59
Options forfeited/expired	(0.4)	$477.21
Balance at September 30, 2014	5.4	$392.24
As of September 30, 2014, options to purchase an aggregate of 3.5 million shares of common stock were exercisable at a weighted-average price of $353.95 per share.
Restricted Stock Units
Beginning in 2014, equity awards granted to employees include a mix of stock options and RSUs. The RSUs vest in 25% increments annually over a four-year period. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company's employees.
A summary of RSU activity for the nine months ended September 30, 2014, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	—	$—
Granted	0.2	$438.90
Vested	—	$—
Canceled	0.0	$443.14
Unvested balance at September 30, 2014	0.2	$438.63
The fair value of RSUs is determined based on the closing quoted price of the Company's common stock on the day of the grant.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $29.4 million and 0.1 million shares for $28.8 million during the nine months ended September 30, 2014, and 2013, respectively.

Share-based Compensation
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2014, and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales - products	$5.1	$5.2	$14.1	$13.2
Cost of sales - services	3.7	3.6	10.1	9.5
Total cost of sales	8.8	8.8	24.2	22.7
Selling, general and administrative	26.3	30.6	75.6	76.6
Research and development	10.1	11.0	28.1	28.0
Share-based compensation expense before income taxes	45.2	50.4	127.9	127.3
Income tax benefit	14.9	16.5	41.1	41.1
Share-based compensation expense after income taxes	$30.3	$33.9	$86.8	$86.2
The fair value of each option grant and the fair value of the option component of the ESPP shares were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, assuming no expected dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Option Plans
Risk free interest rate	1.6%	1.5%	1.5%	1.2%
Expected term (in years)	4.1	4.5	4.3	4.5
Expected volatility	30%	31%	31%	30%
Weighted average fair value at grant date	$121.04	$110.81	$121.85	$126.87
Employee Stock Purchase Plan
Risk free interest rate	0.2%	0.2%	0.2%	0.2%
Expected term (in years)	1.2	1.3	1.3	1.3
Expected volatility	33%	35%	33%	34%
Weighted average fair value at grant date	$131.70	$115.84	$130.37	$153.33
NOTE 9.    INCOME TAXES
Income tax expense for the three months ended September 30, 2014, was $37.4 million, or 23.2% of income before taxes, compared with $21.3 million, or 12.0% of income before taxes for the three months ended September 30, 2013. Income tax expense for the nine months ended September 30, 2014, was $92.2 million, or 25.3% of income before taxes, compared with $151.6 million, or 23.1% of income before taxes for the nine months ended September 30, 2013. The Company’s effective tax rates for these periods differ from the U.S. federal statutory rate of 35% mainly due to the effect of income earned by certain of the Company’s entities outside of the U.S. being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible share-based compensation expenses. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax. The income tax provision for the three and nine months ended September 30, 2013, reflected discrete benefits of $26.2 million, primarily related to the reversal of unrecognized tax benefits and associated interests in connection with expiration of certain statutes of limitations in multiple jurisdictions.
The Company’s effective tax rate for the three and nine months ended September 30, 2014, did not include the tax benefit from the U.S. federal Research and Development (“R&D”) credit because the credit expired at the end of 2013.  If the credit is reinstated retroactively, the tax benefit will be recorded discretely in the period of reinstatement. In addition to reflecting the tax benefit of 2013 U.S. federal R&D credit, the effective tax rate for the nine months ended September 30, 2013, also reflected a discrete net benefit related to 2012 federal R&D credit which was retroactively reinstated in January of 2013.
As of September 30, 2014, the Company had total gross unrecognized tax benefits of approximately $87.6 million compared with approximately $74.0 million as of December 31, 2013, representing a net increase of approximately $13.6 million for the nine months ended September 30, 2014. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition. Gross interest and penalties related to unrecognized tax benefit accrued were approximately $4.6 million and $3.4 million as of September 30, 2014, and December 31, 2013, respectively.

The Company files federal, state and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which all years before 2008 are considered closed. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations or resolution of tax audits, which could affect the Company’s effective tax rate in the period in which they reverse.
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
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three and nine months ended September 30, 2014, and 2013 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$123.7	$156.8	$272.0	$504.8
Denominator:
Weighted-average shares outstanding used in basic calculation	36.1	38.6	37.1	39.6
Add: Dilutive effect of potential common shares	0.8	0.7	0.8	0.9
Weighted-average shares used in computing diluted net income per share	36.9	39.3	37.9	40.5
Net income per share:
Basic	$3.43	$4.06	$7.33	$12.75
Diluted	$3.35	$3.99	$7.18	$12.46
Share-based compensation awards of approximately 2.5 million and 2.6 million weighted-average shares for the three months ended September 30, 2014, and 2013, respectively, and approximately 3.0 million and 2.1 million weighted-average shares for the nine months ended September 30, 2014, and 2013, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” “our” and similar terms refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of September 30, 2014, and results of operations for the three and nine months ended September 30, 2014 and 2013, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Overview
Open surgery remains the predominant form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to the patient, typically resulting in longer hospitalization and recovery times, increased hospitalization costs, and additional pain and suffering relative to minimally invasive surgery (“MIS”), where MIS is available. For over two decades, MIS has reduced trauma to the patient by allowing selected surgeries to be performed through small ports rather than large incisions. MIS has been widely adopted for certain surgical procedures, but has not yet been widely adopted for reconstructive surgeries.
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

Our products fall into four broad categories - the da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler 45) and training technologies. We have commercialized four generations of da Vinci Surgical Systems; the first is our da Vinci standard Surgical System, first commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, the third is our da Vinci Si Surgical System, commercialized in 2009, and the fourth is our da Vinci Xi Surgical System, launched in the second quarter of 2014 (see further description in New Products section below). Systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
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
The adoption of da Vinci surgery has the potential to grow for those procedures that offer greater patient value than non da Vinci alternatives. We focus our organization and investments on developing, marketing and training for those products and procedures where da Vinci can bring significant patient value relative to alternative treatment options. da Vinci Surgical Systems are used primarily in gynecology, urology, general surgery, cardiothoracic surgery, and head and neck surgery. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), sacrocolpopexy, myomectomy, and endometriosis resection. Target procedures in urology include da Vinci Prostatectomy (“dVP”), partial nephrectomy, and pyeloplasty. Target procedures in general surgery include Single-Site Cholecystectomy, colorectal procedures, hernia repair, and a broad base of other general surgery procedures. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all the indications, procedures or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Please consult the product labeling in a specific country and for each product in order to determine the actual authorized uses, as well as important limitations, restrictions or contraindications.
In 2013, approximately 523,000 surgical procedures were performed with the da Vinci Surgical System, compared to approximately 450,000 and 359,000 procedures performed in 2012 and 2011, respectively. The growth in our overall procedure volume in 2013 was driven by the growth in U.S. general surgery procedures, U.S. gynecologic procedures, and urologic procedures outside of the U.S.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 422,000 in 2013, compared to approximately 367,000 in 2012, and approximately 292,000 in 2011.
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
Business Model
We generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories and service. The da Vinci Surgical Systems generally sell for between $0.9 million and $2.5 million, depending upon configuration and geography, and represent a significant capital equipment investment for our customers. We generate recurring revenue as our customers consume our EndoWrist and Single-Site instruments and accessory products used in performing procedures with the da Vinci Surgical System. Our instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. Also, we generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold with an annual fee of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system. These service contracts have generally been renewed at the end of the initial contractual service periods.
Recurring revenue has generally grown at a faster rate than the rate of growth of system revenue in the last few fiscal years. Recurring revenue increased from $979.5 million, or 56% of total revenue in 2011 to $1.2 billion, or 57% of total revenue in 2012 to $1.4 billion, or 63% of total revenue in 2013. Recurring revenue for the nine months ended September 30, 2014, was $1.1 billion, or 73% of revenue, compared to $1.1 billion, or 63% of revenue for the nine months ended September 30, 2013. The increase in recurring revenue relative to system revenue reflects lower year-to-date 2014 system revenue and continued adoption of procedures on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to 2,966 at December 31, 2013, compared with 2,585 at December 31, 2012, and 2,132 at December 31, 2011. The installed base of da Vinci Surgical Systems was 3,174 at September 30, 2014.
We provide our products through a direct sales organization in the U.S., Korea, and Europe, excluding Spain, Italy, Greece and Eastern European countries. In June 2014, we terminated our distribution relationship with Adachi Co., Ltd. ("Adachi"), a Japanese distributor and reacquired the rights to market, sell and service our products in Japan. The transaction was accounted for using the acquisition method of accounting. Prior to the acquisition, these functions were performed through Adachi.
Regulatory Activities
Clearances and Approvals
We have obtained the clearances required to market our multiport products associated with the first three generations of our da Vinci Surgical Systems (Standard, S, and Si systems) for our targeted surgical specialties within the U.S. and most of Europe. As we make additions to target procedures and introduce new products, we will continue to seek necessary clearances. In February 2013, we received FDA clearance to market our Single-Site instruments for benign hysterectomy and salpingo-oophorectomy procedures. In September 2014, we received FDA clearance to market the wristed version of our Single-Site needle driver product for use on benign hysterectomy, cholecystectomy, and salpingo-oophorectomy procedures.
In March 2014, we received FDA clearance to market our da Vinci Xi System in the U.S. This is our fourth generation da Vinci Surgical System and is now available to customers (see the complete description of the da Vinci Xi Surgical System in the New Products Section). In June 2014, we received CE mark clearance for our da Vinci Xi Surgical System in Europe. In October 2014, we received regulatory clearance for our da Vinci Xi Surgical System in Korea. Regulatory submissions have been made for the da Vinci Xi Surgical System in Japan with the status currently pending. The regulatory status of the da Vinci Xi Surgical System in other international markets varies by country.

In April 2014, we received FDA clearance to market our da Vinci SP999 Surgical System in the U.S. for single-port urologic surgeries. The da Vinci SP999 Surgical System is intended to be a platform extension of the da Vinci Xi Surgical System as a patient-side cart dedicated for single port surgeries. We will seek additional FDA clearance(s) for the da Vinci SP999 Surgical System for procedure(s) in which a single small entry point to the body and parallel delivery of instruments is important, such as in head and neck surgeries.  We anticipate initiating clinical use for our Xi compatible SP in the latter half of 2015; likely in support of regulatory submissions. We do not expect to obtain 510(k) clearance for our Xi compatible SP999 in 2015.
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
 In October 2012, we obtained from the Japanese Ministry of Health, Labor, and Welfare ("MHLW") approval in Japan for our da Vinci Si Surgical Systems. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan, our only reimbursed procedure to date. We are currently seeking reimbursement for additional procedures through the MHLW's Senshin Iryo process. Such approvals require in-country clinical data and are considered for reimbursed status in April of even numbered years. No additional procedures were granted in the April 2014 cycle. We are currently working with the Japanese surgical societies to gather the necessary data on additional procedures for MHLW consideration in the April 2016 cycle. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited. In June 2014 we terminated the distribution relationship with our Japanese distributor, Adachi, and reacquired the rights to market, sell, and service our products in Japan. Prior to the acquisition, these functions were performed through Adachi. If we are unable to effectively transition the sales, marketing, regulatory and other operational functions from Adachi, our Japanese business could be disrupted.
FDA Inspections
An FDA inspection of our facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four observations relating to the reporting of field corrections, information which is to be included on reports of field corrections, written procedures for changes to certain product labeling, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and provided additional evidence of corrective actions to the FDA in response to the Form FDA 483. The FDA issued a Warning Letter, dated July 16, 2013, related to two of the four Form FDA 483 observations asking for additional corrective actions and indicated their intent to perform a follow-up inspection. In addition, the FDA collected electronic samples of all our advertising and promotional material for review, and to date have taken no action in connection therewith. We responded to the Warning Letter, communicating corrective actions taken. The FDA re-inspected our facilities during February-March of 2014 to complete a general quality system audit as well as a review of the status of the Warning Letter and 483 remediation activities. At the end of the inspection, the FDA issued a Form FDA 483 listing five observations related to quality management system improvement opportunities. We responded to the FDA with a corrective action plan for those observations. On April 25, 2014, the Company received a closure letter from the FDA stating that the observations in the July 16, 2013 Warning Letter have been addressed.
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
In September 2014, we stopped shipping the EndoWrist Stapler 45 for the da Vinci Si Surgical System and advised our customers to suspend use.  We are working to reliably reproduce and identify the root cause of the reported instrument malfunction.  While the observed rate in the field is low at 0.023%, based on total number of fires, we believe that immediately suspending use was the best course of action in the interest of patients.  Once the full scope and root cause have been identified, a second notice will be shared with customers to provide further information and instructions.  At this stage, we do not believe that this matter will have a material impact on our Consolidated Financial Statements.  However, we will update our assessment of the financial statement impact as we determine the root cause and the remediation required.
Certain outcomes from any of the above regulatory activities may result in material adverse effects on the business, including damage to reputation, delays by customers of purchase decisions, reduction or stoppage of use of installed systems, and reduced revenue as well as increased expenses.
Year-to-Date 2014 Business Events and Trends
Procedures
Overall. During the nine months ended September 30, 2014, total da Vinci procedures grew approximately 9% compared with 18% for the nine months ended September 30, 2013. Procedure growth during the nine months ended September 30, 2014, was driven by growth in general surgery in the U.S. and urologic procedures in international markets. The lower year-to-date 2014 procedure growth rate was driven by continued pressure on U.S. benign gynecologic procedures, slowing growth in U.S. cholecystectomy procedures, and increased procedure seasonality.
Benign Gynecologic Procedure Trends. During the nine months ended September 30, 2014, we experienced continued pressure on the category of U.S. benign gynecologic procedures, which began early in 2013. During 2013, worldwide benign gynecologic procedures grew at a lower rate than in 2012 due to slowing growth in the U.S. During the first nine months of 2014, U.S. benign gynecologic procedures reflected a low single-digit percentage decline compared to the first nine months of 2013. The pressure on U.S. benign gynecologic procedures reflected a macro trend of fewer benign gynecologic procedures caused by a number of factors including, but not limited to, apparent pressure on benign gynecology hospital admissions, larger patient deductibles and co-pays associated with the Affordable Care Act, and a trend by payers toward encouraging conservative disease management, and the April 2014 FDA statement discouraging the use of power morcellation for the surgical removal of assumed benign fibroids, which mostly impacted da Vinci myomectomy procedures (see more detailed description of the FDA announcement concerning morcellation below). Minimally invasive surgery is presently approaching 80% penetration of the U.S. benign gynecologic market, causing the rate of migration from open surgeries to minimally invasive surgeries to slow. Combined with the dispersion of the remaining open procedures among hospitals and surgeons, we expect da Vinci hysterectomy for benign conditions to roughly change in-line with market changes for the time being.
dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, have contributed to a 15% decline in our dVP business in 2012 and a 6% decline in 2013. The decline in U.S. dVP procedures appear to have slowed as year-to-date 2014 U.S. dVP procedures were approximately 1% lower than the same period in 2013. These treatment patterns have also impacted our European dVP procedure volumes. dVP is at earlier market penetration stages in the European markets; therefore, we are unable to precisely estimate the extent to which these recommendations and treatment pattern changes may have been adopted by governments or clinicians within non-U.S. jurisdictions.
Cholecystectomy.  In December 2011, we received FDA clearance for Single-Site Cholecystectomy, our first procedure cleared for Single-Site instruments.  Since then, da Vinci Cholecystectomy has grown into our third largest procedure, after hysterectomy and prostatectomy.  da Vinci Cholecystectomies are performed with either Single-Site instruments or multiport instruments. In many cases, surgeons performing multiport cholecystectomies are using that approach as a training pathway towards Single-Site Cholecystectomy or other more complex procedures.  Cholecystectomy is a lower complexity procedure which can generally be executed in a minimally invasive manner via multiport laparoscopy and has lower reimbursement rates than more complex procedures.  Because cholecystectomy is our first Single-Site procedure and our first to target a procedure highly penetrated via laparoscopy, it is difficult to estimate to what degree we may capture these procedures.  During the first nine months of 2014, total U.S. cholecystectomies grew at a lower percentage than in previous periods.
Procedure Seasonality. The majority of da Vinci procedures performed are for benign conditions, most notably benign hysterectomies and cholecystectomies. The proportion of these benign procedures has grown over time in relation to the total number of procedures performed. Hysterectomies for benign conditions, cholecystectomies, hernia repairs, and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. We believe that the early year 2014 seasonality impact was likely more significant than historically due to a higher portion of patients having high-deductible plans as a result of the implementation of the Affordable Care Act. We are not certain what impact the Affordable Care Act may have on the fourth quarter of 2014 procedure volumes. Third quarter activity has historically been seasonally lower due to summer vacations, particularly in Europe. As we achieve greater penetration in certain procedures, we believe that seasonality is likely to have a greater impact on our business.
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
FDA Announcement Concerning Morcellation. In April 2014, the FDA announced that it discourages the use of power morcellators in the surgical removal of assumed benign fibroids. Intuitive Surgical does not manufacture or sell power morcellation products and power morcellators do not attach to da Vinci Surgical Systems. Minimally invasive da Vinci gynecologic surgeries are routinely performed without the use of power morcellators. However, we believe that this announcement likely created some uncertainty for surgeons and patients when choosing among minimally invasive surgical methods for removing fibroids that could adversely impact the number of da Vinci procedures performed. During the second and third quarters we experienced a decline in myomectomies that likely reflected the impact of the FDA announcement. Myomectomies are not a significant portion of our business.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including procedure growth rates, market response to our recently launched da Vinci Xi Surgical System, economic pressure and uncertainty at hospitals associated with the Affordable Care Act, evolving system utilization and point of care dynamics, likely variability in the timing of Japanese systems sales given that additional da Vinci procedures are considered for reimbursement only in even numbered years, the timing of when we receive regulatory clearance in our other international markets for our Xi System and related instruments, as well as other economic and geopolitical factors.
Recent Media and Lawsuits
Prior to and during the nine months ended September 30, 2014, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, and the adequacy of surgeon training and our sales and marketing practices. In addition, as further described in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1, we are currently named as a defendant in approximately 93 individual product liability lawsuits. Plaintiffs’ attorneys have been engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that the training we provide to surgeons helps to ensure that they are able to operate our systems with the requisite skill and expertise. However, the recent negative media publicity likely has and may continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods.

In 2014, the Company has recorded pre-tax charges of $77.0 million, of which $67.4 million was recorded in the first quarter of 2014 and $9.6 million in the second quarter of 2014, to reflect the estimated cost of settling a number of the product liability claims against the Company. No charge was recorded in the three months ended September 30, 2014. The claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (MCS) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. The Company’s estimate of the anticipated cost of settling these claims is based on negotiations with attorneys for patients who have participated in a mediation process. To date, approximately 4,700 claims have been reviewed as part of that mediation process. Of those, however, a substantial number have already been removed from the tolling agreement that covers the claims in the mediation process and plaintiffs’ counsels have indicated to the Company that they no longer intend to pursue these claims.  Nonetheless, the claimants that have been removed from the tolling agreement remain free to pursue lawsuits against the Company and it is also possible that more claims will be made by other individuals who have undergone da Vinci surgery and allege that they suffered injuries. It is further possible that the claimants who participate in the mediations, as well as those claimants who have not participated in negotiations, will pursue greater amounts in mediation or in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.  Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. See Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 for further details.
The increase in product liability claims coincided with national attorney advertising efforts seeking patients dissatisfied with da Vinci surgery. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in mediation efforts. The attorneys for the patients agreed to collect and supply medical records, operative notes and other necessary information from these patients to the Company. Each claim was individually investigated. The collection and evaluation of the patients’ medical information was laborious. For hundreds of the asserted claims, the Company has never received medical records. More than 2,600 sets of patient records were received and evaluated. To evaluate these claims, the Company and its legal counsel, assisted by independent medical consultants, reviewed and analyzed the large volumes of medical information that began to arrive in the fall of 2013. The completion of the evaluation of a significant number of these claims occurred during the first quarter of 2014 and continued throughout the second and third quarters of 2014.
The Company submits reports to the FDA for these claims as part of its post-market surveillance process. The FDA publicly reports these claims on its MAUDE database. On February 27, 2014, the Company submitted an Alternative Summary Report (ASR) to consolidate 1,406 of the product liability claims for surgeries spanning the period 2004 through the third quarter of 2013. On May 29, 2014, the Company submitted a second ASR to consolidate 219 initial claims and amend 236 previous claims for surgeries spanning the period 2005 through the fourth quarter of 2013. On August 27, 2014, the company submitted a third ASR that included 441 initial claims and amended 204 previous claims for surgeries spanning from September 2005 through January 2014. During the time period of 2004 through January 2014, approximately 1.8 million surgeries were performed with the da Vinci Surgical System in the United States.
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
With the da Vinci Xi, we now offer hospitals a broader line of da Vinci Surgical Systems to match their surgical profile and patient care requirements. These include the da Vinci Si-e, a lower price system suited for surgeries requiring two instrument arms; the da Vinci Si, which has the capability of controlling three instrument arms; and the da Vinci Xi, which has four universal instrument arms that attach to a rotating overhead platform. We separately applied for FDA clearance for the da Vinci Xi Firefly, Vessel Sealer, and Stapler products and have received clearance for these products between June and August of 2014.
We CE marked the da Vinci Xi system in June 2014 and have begun sales and marketing activities in certain countries recognizing the CE mark. We are in various stages of applying for CE mark on other da Vinci Xi products, including Firefly, Vessel Sealer, and Stapler. We plan to bring these products to market upon receiving CE marks. We are also working to obtain regulatory clearance in certain Asian countries, including Japan and South Korea. We are not currently able to estimate the timing of receiving clearance in our Asian markets.
In anticipation of and in connection with the launch of the da Vinci Xi Surgical System, the Company offered certain customers who purchased a 4-arm da Vinci Si Surgical System the opportunity to trade out their systems for a da Vinci Xi Surgical System. As part of this offer, these customers are able to return their da Vinci Si Surgical System and receive a credit towards the purchase of a da Vinci Xi Surgical System. In accordance with the guidance for accounting for arrangements in which return rights exist, system revenue and associated costs in an amount equal to our estimate of the number of systems that will be returned was deferred. The offer also provided our customers the opportunity to return certain stocking purchases of da Vinci Si instruments and accessories made in the first half of 2014. As of September 30, 2014, a total of $7.0 million of revenue remained deferred and included in short-term deferred revenue in the accompanying Condensed Consolidated Balance Sheets related to trade-in rights accounted for as a right of return.
da Vinci Single-Site Instruments. da Vinci Single-Site consists of a set of non-wristed instruments and accessories that allow the da Vinci Si systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize invasiveness to patients by reducing the number of ports required to enter the body and is typically utilized for less complex surgery than multi-port surgery. Non-robotic single incision surgery today is typically performed with modified laparoscopic instruments. Early clinical adoption of this manual technique has been mostly positive, although physicians have reported that manual single incision surgery is technically and ergonomically challenging. da Vinci Single-Site instruments and accessories were designed to address these issues. In February 2011, we received the CE mark for our da Vinci Single-Site instrument kit and began selling these new products in Europe. The majority of da Vinci Single-Site procedures performed in Europe to date have been cholecystectomies. In December 2011, we received FDA regulatory clearance to market our Single-Site instrumentation in the U.S. for laparoscopic cholecystectomy procedures. In February 2013, we received FDA clearance to market our Single-Site instruments for benign hysterectomy and salpingo-oophorectomy procedures. In September 2014, we received FDA clearance to market the wristed version of our Single-Site needle driver product for use on benign hysterectomy, cholecystectomy, and salpingo-oophorectomy procedures. This instrument may have particular utility in benign hysterectomy procedures. We are encouraged by hospital, surgeon, and patient interest in da Vinci Single-Site. However, as these are our initial products targeted towards procedures already highly penetrated by manual MIS techniques, we are not able to predict the extent or pace that da Vinci Single-Site may be adopted.
da Vinci Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our Firefly product for use with the da Vinci Si Surgical System. Firefly is a standard feature of the da Vinci Xi Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Adoption of Firefly is progressing with use across the categories of urology, gynecology and general surgery. In September 2013, we received FDA 510(k) clearance to market our Firefly fluorescence imaging product for real-time imaging of bile ducts (cystic duct, common bile duct and common hepatic duct). We believe that the use of Firefly during cholecystectomy procedures will enhance the ability of surgeons to identify key anatomical structures during the surgery.
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
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the stapler. Its initial surgical use has been directed towards colorectal procedures. During 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers. In 2014 we have expanded the availability of the EndoWrist Stapler to a broadening set of customers. In September 2014, we notified our customers to suspend the use of the EndoWrist Stapler 45 (see Recalls and Corrections section for additional discussion). Although our early customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45, and we are not able to predict the extent to which the instrument may be adopted.
Business Transactions
On January 17, 2014, we completed the acquisition of certain intellectual property, know-how, and employees from Luna Innovations, Inc. ("Luna"). On June 25, 2014, we terminated our distribution relationship with our Japanese distributor, Adachi, and reacquired the rights to market, sell, and service our products in Japan. Both transactions, from an accounting perspective, met the definition of a business and were accounted for using the acquisition method of accounting. The purchase considerations were $19.9 million and $73.0 million for Luna and Adachi, respectively. Pro forma results of operations related to the acquisitions have not been presented since the operating results of the acquired businesses are not material to the Company's consolidated financial statements.

Third Quarter 2014 Financial Highlights

•
Total revenue increased by 10% to $550.1 million during the three months ended September 30, 2014, from $499.0 million during the three months ended September 30, 2013. This increase in revenue is a result of higher system shipments and recurring revenue. Total revenue for the three months ended September 30, 2014, included $16.0 million of net revenue recognized associated with da Vinci Xi trade-out offers that had previously been deferred.

•
The total number of da Vinci procedures performed during the three months ended September 30, 2014, increased nearly 10% compared with the number of procedures performed during three months ended September 30, 2013.

•
Instruments and accessories revenue increased by 14% to $272.8 million during the three months ended September 30, 2014, compared with $239.1 million during the three months ended September 30, 2013. Instruments and accessories revenue for the three months ended September 30, 2014, included $1.1 million of net revenue recognized associated with da Vinci Xi trade-out offers that had previously been deferred.

•
Recurring revenue increased 12% to $381.3 million during the three months ended September 30, 2014, representing 69% of total revenue, compared with $340.5 million during the three months ended September 30, 2013, representing 68% of total revenue. Recurring revenue for the three months ended September 30, 2014, included $1.1 million of net revenue recognized associated with da Vinci Xi trade-out offers that had previously been deferred.

•
Systems revenue increased 6% to $168.8 million during the three months ended September 30, 2014, compared with $158.5 million during the three months ended September 30, 2013. 111 da Vinci Surgical Systems were shipped during the three months ended September 30, 2014, compared with 101 during the three months ended September 30, 2013. Systems revenue for the three months ended September 30, 2014, included $14.9 million of net revenue recognized associated with da Vinci Xi trade-out offers that had previously been deferred.

•	As of September 30, 2014, we had a da Vinci Surgical System installed base of 3,174 systems, consisting of 2,185 in the U.S., 516 in Europe, 189 in Japan, and 284 in the rest of the world.

•
Operating income decreased 9% to $159.1 million during the three months ended September 30, 2014, compared with $174.2 million during the three months ended September 30, 2013. Operating income included $45.2 million and $50.4 million of share-based compensation expense during the three months ended September 30, 2014 and 2013, respectively.

•
As of September 30, 2014, we had $2.3 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments decreased by $491.2 million compared to December 31, 2013, primarily due to $1.0 billion of share repurchases, partially offset by cash provided by operating activities.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements Comprehensive of Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of total revenue	2013	% of total revenue	2014	% of total revenue	2013	% of total revenue
Revenue:
Product	$441.6	80%	$397.6	80%	$1,208.0	79%	$1,395.0	83%
Service	108.5	20%	101.4	20%	319.0	21%	293.9	17%
Total revenue	550.1	100%	499.0	100%	1,527.0	100%	1,688.9	100%
Cost of revenue:
Product	150.3	27%	112.0	22%	397.6	26%	399.2	24%
Service	39.2	7%	30.3	6%	109.0	7%	93.5	6%
Total cost of revenue	189.5	34%	142.3	29%	506.6	33%	492.7	29%
Product gross profit	291.3	53%	285.6	57%	810.4	53%	995.8	59%
Service gross profit	69.3	13%	71.1	14%	210.0	14%	200.4	12%
Gross profit	360.6	66%	356.7	71%	1,020.4	67%	1,196.2	71%
Operating expenses:
Selling, general and administrative	154.0	28%	139.3	28%	531.0	35%	426.3	25%
Research and development	47.5	9%	43.2	9%	130.7	9%	126.0	7%
Total operating expenses	201.5	37%	182.5	37%	661.7	44%	552.3	33%
Income from operations	159.1	29%	174.2	34%	358.7	23%	643.9	38%
Interest and other income, net	2.0	—%	3.9	1%	5.5	—%	12.5	1%
Income before taxes	161.1	29%	178.1	35%	364.2	23%	656.4	39%
Income tax expense	37.4	7%	21.3	4%	92.2	5%	151.6	9%
Net income	$123.7	22%	$156.8	31%	$272.0	18%	$504.8	30%
Total Revenue
Total revenue was $550.1 million for the three months ended September 30, 2014, compared with $499.0 million for the three months ended September 30, 2013. Higher total revenue for the three months ended September 30, 2014, resulted primarily from a 14% increase in instrument and accessory revenue, driven by approximately 10% higher procedure volume and timing of customer orders, and 6% higher systems revenue. Total revenue for the three months ended September 30, 2014, included $16.0 million of net revenue recognized associated with da Vinci Xi trade-out offers that had previously been deferred. For the nine months ended September 30, 2014, total revenue decreased to $1.5 billion compared with $1.7 billion for the nine months ended September 30, 2013. Lower total revenue for the nine months ended September 30, 2014, was driven by 34% lower systems revenue, partially offset by 5% higher recurring revenue. Total revenue for the nine months ended September 30, 2014, reflected $3.9 million of revenue that has been deferred associated with da Vinci Xi trade-out offers.
Revenue from U.S. sales accounted for 72% and 71% of total revenue for the three and nine months ended September 30, 2014, respectively, compared to 73% and 74% of total revenue for the three and nine months ended September 30, 2013, respectively. Our domestic revenue has historically accounted for a large majority of total revenue primarily due to rapid procedure adoption in the U.S. driven by the ability of patients to choose their provider and method of treatment. During the first nine months of 2014, international revenue has grown at a faster rate than U.S. revenue primarily due to decline in system sales in the U.S. market.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three and nine months ended September 30, 2014 and 2013 (in millions, except percentages and unit sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Instruments and accessories	$272.8	$239.1	$789.5	$764.7
Systems	168.8	158.5	418.5	630.3
Total product revenue	441.6	397.6	1,208.0	1,395.0
Services	108.5	101.4	319.0	293.9
Total revenue	$550.1	$499.0	$1,527.0	$1,688.9
Recurring revenue	$381.3	$340.5	$1,108.5	$1,058.6
% of total revenue	69%	68%	73%	63%
Domestic	$393.6	$366.1	$1,086.2	$1,244.7
International	156.5	132.9	440.8	444.2
Total revenue	$550.1	$499.0	$1,527.0	$1,688.9
% of Revenue - Domestic	72%	73%	71%	74%
% of Revenue - International	28%	27%	29%	26%
Unit Shipments by Region:
Domestic Unit Shipments	55	65	158	270
International Unit Shipments	50	36	127	138
Additional Systems Shipments Under Operating Leases	6	—	9	—
Total Unit Shipments	111	101	294	408
Unit Shipments by Model:
da Vinci S Unit Shipments	7	1	10	6
da Vinci Si-e - Single console Unit Shipments (3 arm)	5	2	23	9
da Vinci Si - Single console Unit Shipments (4 arm)	33	66	114	286
da Vinci Si - Dual console Unit Shipments	3	32	34	107
da Vinci Xi - Single console Unit Shipments	45	—	81	—
da Vinci Xi - Dual console Unit Shipments	12	—	23	—
Additional Systems Shipments Under Operating Leases	6	—	9	—
Total Unit Shipments	111	101	294	408
Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins of da Vinci standard Surgical Systems	6	5	16	18
Unit shipments involving trade-ins of da Vinci S Surgical Systems	22	24	53	93
Unit shipments involving trade-ins of da Vinci Si Surgical Systems	10	—	15	—
Total unit shipments involving trade-ins	38	29	84	111
Unit shipments not involving trade-ins	73	72	210	297
Total Unit Shipments	111	101	294	408
Product Revenue
Product revenue was $441.6 million for the three months ended September 30, 2014, compared with $397.6 million for the three months ended September 30, 2013. Product revenue for the three months ended September 30, 2014 included $16.0 million of net revenue recognized associated with da Vinci Xi trade-out offers.

Instruments and accessories revenue increased 14% to $272.8 million for the three months ended September 30, 2014, compared with $239.1 million for the three months ended September 30, 2013. The increase in revenue was driven by procedure growth of approximately 10% and timing of customer orders. Instruments and accessories revenue for the three months ended September 30, 2014, included $1.1 million of net revenue recognized associated with da Vinci Xi trade-out offers that had previously been deferred. Procedure growth of approximately 10% for the three months ended September 30, 2014, reflected growth in U.S. general surgery procedures and international urologic and general surgery procedures.
Systems revenue increased to $168.8 million during the three months ended September 30, 2014, from $158.5 million during the three months ended September 30, 2013. The increase in systems revenue was driven by $14.9 million of revenue recognized related to the da Vinci Si to Xi trade-out offers that had previously been deferred and higher system unit shipments, partially offset by a lower third quarter 2014 da Vinci Surgical System average selling price ("ASP"). We shipped 111 da Vinci Surgical Systems during the three months ended September 30, 2014 compared with 101 in the same period last year. During the third quarter of 2014, 61 systems were shipped in the U.S., 25 in Europe, 7 in Japan, and 18 in other markets, of which 10 were in China, compared with 65 systems shipped in the U.S., 17 in Europe, 13 in Japan, and 6 in other markets during the third quarter of 2013. Revenue for the 6 units shipped in the third quarter of 2014 as operating leases will be recognized prospectively over the term of the leases.
The da Vinci Surgical System ASP, excluding the impact of the deferred revenue recognized on the da Vinci Si to Xi trade-out offers and units shipped under operating leases, was $1.45 million for the three months ended September 30, 2014, compared to $1.56 million for the three months ended September 30, 2013, reflecting a higher percentage of third quarter 2014 system sales involving a trade-in of an older unit.
Product revenue was $1.2 billion for the nine months ended September 30, 2014, compared with $1.4 billion for the nine months ended September 30, 2013. Product revenue for the nine months ended September 30, 2014, reflected $3.9 million of revenue that has been deferred associated with da Vinci Xi trade-out offers.
Instruments and accessories revenue increased 3% to $789.5 million for the nine months ended September 30, 2014, compared with $764.7 million for the nine months ended September 30, 2013. The increase in revenue was driven by approximately 9% higher procedure volume, reflecting growth in U.S. general surgery procedures and international urologic and general surgery procedures, partially offset by lower U.S. gynecologic procedures and lower instrument and accessory stocking orders associated with lower year-to-date 2014 system unit shipments. Instruments and accessories revenue for the nine months ended September 30, 2014, reflected $0.7 million of revenue that has been deferred associated with da Vinci Xi trade-out offers.
Systems revenue decreased to $418.5 million during the nine months ended September 30, 2014, from $630.3 million during the nine months ended September 30, 2013, driven by fewer da Vinci Surgical System units shipped year-to-date 2014. We shipped 294 da Vinci Surgical Systems during the nine months ended September 30, 2014, compared with 408 in the same period last year. The decrease in system unit shipments primarily reflected lower system sales into the U.S. and Japanese markets, offset by higher system unit sales in Europe and other international markets. During the first nine months of 2014, 167 systems were shipped in the U.S., 58 in Europe, 31 in Japan, and 38 in other markets, compared with 270 systems shipped in the U.S., 54 in Europe, 58 in Japan, and 26 in other markets during the first nine months of 2013. The demand for systems is ultimately driven by da Vinci surgical procedure volume and is highly sensitive to changes in procedure growth rates. The decline in U.S. system shipments in the first nine months of 2014 was largely driven by moderating procedure growth (as described in the Procedures section) resulting in lower need to expand procedure capacity at hospitals. In addition, hospital spending on capital equipment appears to have been impacted by strategic uncertainties surrounding the Affordable Care Act, economic pressures, and the impact of anticipation of a new system. The da Vinci Surgical System ASP, excluding the impact of revenue deferred was $1.47 million for the nine months ended September 30, 2014, compared with $1.54 million for the nine months ended September 30, 2013. The lower ASP for the nine months ending September 30, 2014, was driven primarily by product and geographic mix, and a higher percentage of year-to-date 2014 system sales involving a trade-in of an older unit. Systems revenue for the nine months ended September 30, 2014, reflected $3.2 million of revenue that has been deferred associated with da Vinci Xi trade-out offers.
In connection with the launch of the da Vinci Xi Surgical System, the Company offered certain customers who purchased a da Vinci Si Surgical System the opportunity to trade out their systems for a da Vinci Xi Surgical System. As part of this offer, these customers are able to return their da Vinci Si Surgical System and receive a credit towards the purchase of a da Vinci Xi Surgical System. Revenue previously deferred is recognized as revenue as the da Vinci Xi Surgical System is shipped and accepted by the customers participating in the offer.
The following table summarizes the revenue recognized (deferred) related to the trade-in offers made in connection for the da Vinci Xi Surgical System launch during the three and nine months ended September 30, 2014, and the three months ended June 30, and March 31, 2014 (in millions):

	Three Months Ended September 30, 2014	Three Months Ended June 30, 2014	Three Months Ended March 31, 2014	Nine Months Ended September 30, 2014
Revenue recognized (deferred):
Systems	$14.9	$5.6	$(23.7)	$(3.2)
Instruments and accessories	1.1	0.1	(1.9)	(0.7)
Total	$16.0	$5.7	$(25.6)	$(3.9)

As of September 30, 2014, a total of $7.0 million of revenue remained deferred in short-term deferred revenue in the accompanying Condensed Consolidated Balance Sheets related to trade-in rights offered to customers in connection with the Xi launch. There was no offers made and no revenue was deferred related to return rights offered in connection with the Xi launch during the three and nine months ended September 30, 2013.
Service Revenue
Service revenue, comprised primarily of system service and customer training, increased 7% to $108.5 million for the three months ended September 30, 2014, compared with $101.4 million for the three months ended September 30, 2013. Service revenue increased 9% to $319.0 million for the nine months ended September 30, 2014, compared with $293.9 million for the nine months ended September 30, 2013. We typically enter into service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service period. Higher service revenue during the three and nine months ended September 30, 2014, was primarily driven by a larger installed base of da Vinci Surgical Systems producing contract service revenue.
Gross Profit
Product gross profit for the three months ended September 30, 2014, increased 2% to $291.3 million, or 66.0% of product revenue, compared with $285.6 million, or 71.8% of product revenue, for the three months ended September 30, 2013. The higher third quarter 2014 product gross profit was driven by higher product revenue. The lower third quarter 2014 product profit margin was driven by:

•
New Products. Third quarter 2014 sales had a higher portion of recently introduced products that yield lower gross margin percentages, including the da Vinci Xi Surgical System, as well as the EndoWrist One Vessel Sealer, and the EndoWrist Stapler. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based market conditions, volume, and complexity of the product.

•
Product Mix. Third quarter 2014 sales had a higher proportion of da Vinci Si-e and Single-Site instruments sold. These lower price, lower margin products are targeted towards less complex surgical procedures.

•
Other Items. A higher percentage of systems sales involved a trade-in of an older unit during the third quarter 2014 than the third quarter 2013 causing a decrease in system ASP and profit margin. Product profit margin was also negatively impacted by higher recall costs, higher incentive compensation, and higher inventory costs in Japan related to the acquisition accounting of the Adachi's distribution rights during the third quarter of 2014.

Product gross profit for the three months ended September 30, 2014, and 2013, reflected share-based compensation expense of $5.1 million and $5.2 million, respectively. Product gross profit for the three months ended September 30, 2014, and 2013, included amortization expense of purchased intellectual property of $3.4 million and $2.4 million, respectively.
Product gross profit for the nine months ended September 30, 2014, decreased 19% to $810.4 million, or 67.1% of product revenue, compared with $995.8 million, or 71.4% of product revenue, for the nine months ended September 30, 2013. The lower product gross profit for the nine months ended September 30, 2014, was driven by lower product revenue. The lower product gross margin for the nine months ended September 30, 2014, was driven by:

•
New Products. Sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, had a higher proportion of recently introduced products which yield lower gross margin percentages, including the da Vinci Xi Surgical System, as well as the EndoWrist One Vessel Sealer, and the EndoWrist Stapler. Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in the margins of these newer products. However, gross margins may ultimately differ for these newer products relative to our previous products based market conditions, volume, and complexity of the product.

•
Product Mix. Sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, had a higher proportion of da Vinci Si-e and Single-Site instruments sold. These lower price, lower margin products are targeted towards less complex surgical procedures.

•
Other Items. A higher percentage of systems sales involved a trade-in of an older unit during the nine months ended 2014 than the same period in 2013 causing a decrease in system ASP and profit margin.

Product gross profit for the nine months ended September 30, 2014 and 2013, reflected share-based compensation expense of $14.1 million and $13.2 million, respectively. Product gross profit for the nine months ended September 30, 2014 and 2013, included amortization expense of purchased intellectual property of $6.8 million and $7.7 million, respectively.
Service gross profit during the three months ended September 30, 2014 was $69.3 million, or 63.9% of service revenue, compared with $71.1 million, or 70.1% of service revenue during the three months ended September 30, 2013. Service gross profit during the nine months ended September 30, 2014 was $210.0 million, or 65.9% of service revenue, compared with $200.4 million, or 68.2% of service revenue during the nine months ended September 30, 2013. The higher 2014 service gross profit was driven by a larger installed base of da Vinci Surgical Systems. The changes in service profit margins for the three and nine months ended September 30, 2014 were primarily due to timing of service parts consumption, training costs, and higher incentive compensation during the three months ended September 30, 2014. Service gross profit for the three months ended September 30, 2014 and 2013, reflected share-based compensation expense of $3.7 million and $3.6 million, respectively. Service gross profit for the nine months ended September 30, 2014 and 2013, reflected share-based compensation expense of $10.1 million and $9.5 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.
Selling, general and administrative expenses for the three months ended September 30, 2014, increased 11% to $154.0 million, compared with $139.3 million for the three months ended September 30, 2013. Higher third quarter 2014 selling general and administrative expenses were driven by costs associated with establishing a direct selling organization in Japan and other international expenses, higher regulatory compliance costs, legal costs, and higher incentive compensation. Share-based compensation expense for the three months ended September 30, 2014, and 2013, was approximately $26.3 million and $30.6 million, respectively.
Selling, general and administrative expenses for the nine months ended September 30, 2014, increased 25% to $531.0 million, compared with $426.3 million for the nine months ended September 30, 2013. The increase was primarily due to a pre-tax charge of $77.0 million recorded in the nine months ended September 30, 2014, of which $67.4 million was recorded in the first quarter of 2014 and $9.6 million in the second quarter of 2014 relating to our estimate of the probable loss associated with product liability claims. In addition, selling, general and administrative expenses for the three and nine months ended September 30, 2014, also increased due to higher legal costs related to the pending or threatened litigation, expansion of our Japanese and other international organizations, and higher regulatory compliance costs. Share-based compensation expense for the nine months ended September 30, 2014 and 2013, was $75.6 million and $76.6 million, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2014, also included severance expenses of $3.5 million.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and enhancement of our products. These enhancements represent significant improvements to our products.
Research and development expenses for the three months ended September 30, 2014, increased 10% to $47.5 million, compared with $43.2 million for the three months ended September 30, 2013. Higher R&D expenses were primarily driven by higher headcount and incentive compensation. Research and development expenses for the nine months ended September 30, 2014, increased 4% to $130.7 million, compared with $126.0 million for the nine months ended September 30, 2013. Share-based compensation expense for the three months ended September 30, 2014 and 2013, was approximately $10.1 million and $11.0 million, respectively. Share-based compensation expense for the nine months ended September 30, 2014 and 2013, was approximately $28.1 million and $28.0 million, respectively. Amortization expense related to purchased intellectual property during the three months ended September 30, 2014 and 2013, was $2.9 million and $2.6 million, respectively. Amortization expense related to purchased intellectual property during the nine months ended September 30, 2014 and 2013 was $9.1 million and $8.1 million, respectively. Research and development expenses fluctuate with project timing. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

Interest and Other Income, Net
Interest and other income, net, for the three months ended September 30, 2014 and 2013, was $2.0 million and $3.9 million, respectively, driven by lower interest income earned on lower average third quarter 2014 cash and investment balances as compared with the same period in the prior year. Interest and other income, net, for the nine months ended September 30, 2014 and 2013, was $5.5 million and $12.5 million, respectively.  The decrease in interest and other income, net for the nine months ended September 30, 2014 was primarily driven by a charge of $4.2 million recorded in the second quarter of 2014 related to an impairment of a cost method investment.
Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2014 was $37.4 million and $92.2 million, or 23.2% and 25.3% of income before taxes, respectively, compared with $21.3 million and $151.6 million, or 12.0% and 23.1% of income before taxes for the three and nine months ended September 30, 2013, respectively. The effective tax rates for these periods differ from the U.S. federal statutory rate of 35% mainly due to the effect of income earned by certain of our entities outside of the U.S. being taxed at rates lower than the federal statutory rate, partially offset by state income taxes and non-deductible stock option expenses. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax. The effective tax rate for the three and nine months ended September 30, 2013 also reflected discrete benefits of $26.2 million, primarily related to the reversal of unrecognized tax benefits and associated interests in connection with expiration of certain statutes of limitations in multiple jurisdictions.
The higher effective tax rate for the three and nine months ended September 30, 2014 as compared to the same periods of 2013 is mainly because the three and nine months ended September 30, 2013 reflected the above-mentioned discrete benefit related to the reversal of unrecognized tax benefits from statute of limitations expiration. In addition, the effective tax rate for the three and nine months ended September 30, 2014 did not include the tax benefit from the U.S. federal R&D credit due to credit expiration at the end of year 2013. If the credit is reinstated retroactively, the tax benefit will be recorded discretely in the period of reinstatement. The effective tax rate for the nine months ended September 30, 2013, however, reflected both 2013 federal R&D credit and 2012 federal R&D credit which was retroactively reinstated in January 2013.
We file federal, state and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2010 are closed for most significant jurisdictions except for California, for which all years before 2008 are considered closed. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations or the resolution of tax audits, which could affect the effective tax rate in the period in which they reverse.
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
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and proceeds from employee exercises of stock options. Cash and cash equivalents plus short and long-term investments decreased from $2.8 billion at December 31, 2013, to $2.3 billion at September 30, 2014, primarily due to the $1.0 billion used in share repurchases. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of September 30, 2014, $728.5 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.

Condensed Consolidated Cash Flow Data (unaudited)
The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in)
Operating activities	$470.9	$650.9
Investing activities	49.6	322.2
Financing activities	(808.8)	(940.2)
Effect of exchange rates on cash and cash equivalents	(0.8)	0.2
Net decrease in cash and cash equivalents	$(289.1)	$33.1
Operating Activities
For the nine months ended September 30, 2014, cash flow provided by operating activities of $470.9 million exceeded our net income of $272.0 million primarily for the following reasons:

1.	Our net income included non-cash charges in the form of share-based compensation of $127.8 million, amortization of intangible assets of $15.9 million, and depreciation of $38.2 million.

2.
Other accrued liabilities increased by $79.7 million, primarily due to probable product liability litigation loss accrual recorded during the nine months ended September 30, 2014. Accounts receivable decreased by $42.4 million during the nine months ended September 30, 2014, reflecting collections in excess of sales. Deferred revenue, which primarily consisted of deferred service revenue that is being recognized as revenue over the service contract period and the deferral related to the trade-in offers made offered in connection with the launch of the da Vinci Xi Surgical System, increased $17.7 million in the nine months ended September 30, 2014. The favorable impact of these items on cash provided by operating activities was partly offset by an increase in inventory acquisitions related to expanded product offerings of $40.5 million, prepaid expenses and other assets of $69.4 million, and other non-cash and operating asset and liability changes of $12.9 million.

Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2014, consisted of proceeds from sales and maturities of investments (net of purchases) of $172.9 million, partially offset by cash used in the acquisition of businesses of $82.9 million as well as purchase of property, plant and equipment, and intellectual property of $40.4 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, cash deposits and money market funds.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2014, was primarily related to the repurchase of approximately 2.5 million shares through an accelerated share repurchase program for $1.0 billion, partly offset by the proceeds from stock option exercises and employee stock purchases of $176.0 million and excess tax benefits from share-based compensation of $15.2 million. Net cash used in financing activities during the nine months ended September 30, 2013, was primarily due to the repurchase of 2.6 million shares of our common stock for $1.1 billion, offset by proceeds from stock option exercises and employee stock purchases of $137.9 million and excess tax benefits from stock-based compensation of $31.1 million.
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
Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the third quarter of 2014.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. With the exception of the legal contingencies estimate described below, there have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance to the Company.
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
When determining the estimated probable loss or range of losses, significant judgment is required to be exercised in order to estimate the amount and timing of the loss to be recorded. Estimates of probable losses resulting from litigation are inherently difficult to make, particularly when the matters are in early procedural stages with incomplete facts and information. The final outcome of legal proceedings is dependent on many variables difficult to predict, and therefore, the ultimate cost to entirely resolve such matters may be materially different than the amount of current estimates. Consequently, new information or changes in judgments and estimates could have a material adverse effect on our business, financial condition, and results of operations or cash flows. See Recent Media and Lawsuits section above for discussion of the $77.0 million charge recorded during the first half of fiscal 2014 related to our best estimate of probable loss associated with product liability claims.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2014, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial position or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or future results of operations. There have been no changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than the following:

EPIDEMIC DISEASES OR THE PERCEPTION OF THEIR EFFECT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, OR CASH FLOWS.
Outbreaks of pandemic or contagious diseases, such as the Ebola virus could divert medical resources and priorities towards the treatment of that disease. An outbreak of a contagious disease could also negatively affect hospital admission rates. This could negatively impact the number of da Vinci procedures performed and have a material adverse effect on our business, financial condition, results of operations or cash flow.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2014:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program
July 1 to July 31, 2014	—	$—	—	$—
August 1 to August 31, 2014	—	$—	—	$—
September 1 to September 30, 2014	—	$—	—	$—
Total during quarter ended September 30, 2014	—	$—	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: October 23, 2014