Form 10-Q
period 2015-03-31
INTUITIVE SURGICAL INC
filed 2015-04-22
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The Registrant had 36,858,015 shares of Common Stock, $0.001 par value per share, outstanding as of April 17, 2015.

INTUITIVE SURGICAL, INC.

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$701.1	$600.3
Short-term investments	661.1	632.2
Accounts receivable, net	292.4	315.1
Inventories	202.4	181.7
Prepaids and other current assets	73.9	82.6
Deferred tax assets	28.4	35.1
Total current assets	1,959.3	1,847.0
Property, plant and equipment, net	404.7	387.4
Long-term investments	1,304.8	1,264.5
Long-term deferred tax assets	139.1	136.2
Intangible and other assets, net	120.3	126.3
Goodwill	198.0	198.0
Total assets	$4,126.2	$3,959.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67.9	$61.6
Accrued compensation and employee benefits	69.1	96.2
Deferred revenue	212.0	216.6
Other accrued liabilities	107.9	126.8
Total current liabilities	456.9	501.2
Other long-term liabilities	83.9	78.8
Total liabilities	540.8	580.0
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2015, and December 31, 2014	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 36.8 shares and 36.6 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively	—	—
Additional paid-in capital	3,024.3	2,896.8
Retained earnings	562.3	487.7
Accumulated other comprehensive loss	(1.2)	(5.1)
Total stockholders’ equity	3,585.4	3,379.4
Total liabilities and stockholders’ equity	$4,126.2	$3,959.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2015	2014
Revenue:
Product	$418.2	$360.8
Service	113.9	103.9
Total revenue	532.1	464.7
Cost of revenue:
Product	153.5	113.8
Service	41.8	35.5
Total cost of revenue	195.3	149.3
Gross profit	336.8	315.4
Operating expenses:
Selling, general and administrative	162.0	215.8
Research and development	44.4	43.0
Total operating expenses	206.4	258.8
Income from operations	130.4	56.6
Interest and other income, net	4.3	3.9
Income before taxes	134.7	60.5
Income tax expense	37.7	16.2
Net income	$97.0	$44.3
Net income per share:
Basic	$2.64	$1.16
Diluted	$2.57	$1.13
Shares used in computing net income per share:
Basic	36.7	38.3
Diluted	37.7	39.1

Total comprehensive income	$100.9	$46.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2015	2014
Operating activities:
Net income	$97.0	$44.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.0	12.3
Amortization of intangible assets	6.2	4.7
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	5.4	8.1
Deferred income taxes	2.1	(33.2)
Income tax benefits from employee stock plans	8.2	2.1
Excess tax benefit from employee stock plans	(10.2)	(4.3)
Share-based compensation expense	41.1	40.8
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	22.7	62.4
Inventories	(27.9)	(20.4)
Prepaids and other assets	9.2	(25.1)
Accounts payable	2.7	10.3
Accrued compensation and employee benefits	(26.6)	(18.0)
Deferred Revenue	(4.5)	25.7
Other liabilities	(15.7)	56.6
Net cash provided by operating activities	123.7	166.3
Investing activities:
Purchase of investments	(282.5)	(433.2)
Proceeds from sales of investments	74.5	53.3
Proceeds from maturities of investments	139.5	195.2
Purchase of property, plant and equipment and acquired intellectual property	(19.2)	(8.1)
Acquisition of business, net of cash acquired	—	(12.5)
Net cash used in investing activities	(87.7)	(205.3)
Financing activities:
Proceeds from issuance of common stock	80.2	66.3
Excess tax benefit from employee stock plans	10.2	4.3
Taxes paid related to net share settlement of equity awards	(9.7)	—
Repurchase and retirement of common stock	(14.7)	—
Net cash provided by financing activities	66.0	70.6
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.3
Net increase (decrease) in cash and cash equivalents	100.8	31.9
Cash and cash equivalents, beginning of period	600.3	782.1
Cash and cash equivalents, end of period	$701.1	$814.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.

NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. designs, manufactures, and markets da Vinci® Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that the Company believes enable a new generation of surgery. This advanced generation of surgery, which the Company calls da Vinci Surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision, and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability, and Three Dimensional (“3-D”) High-Definition (“HD”) vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2014, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 5, 2015. The results of operations for the first three months of fiscal 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted under the original updated standard. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. In April 2015, the FASB proposed a deferral of the effective date of the updated standard by one year, but to permit entities to adopt one year earlier if they choose. The proposed effective date deferral is not currently approved. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures, and is therefore unable to determine the impact on the Company's financial statements.
Significant Accounting Policies
 There have been no new or material changes to the significant accounting policies discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that are of significance, or potential significance to the Company.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2015, and December 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2015
Cash	$280.0	$—	$—	$280.0	$280.0	$—	$—
Level 1:
Money market funds	385.0	—	—	385.0	385.0	—	—
U.S. treasuries & corporate equity securities	117.6	1.3	—	118.9	—	82.8	36.1
Subtotal	502.6	1.3	—	503.9	385.0	82.8	36.1
Level 2:
Commercial paper	95.8	—	—	95.8	29.6	66.2	—
Corporate securities	852.9	3.5	(0.2)	856.2	—	222.2	634.0
U.S. government agencies	462.6	0.9	—	463.5	6.5	114.2	342.8
Non-U.S. government securities	41.3	—	—	41.3	—	25.2	16.1
Municipal securities	425.8	0.7	(0.2)	426.3	—	150.5	275.8
Subtotal	1,878.4	5.1	(0.4)	1,883.1	36.1	578.3	1,268.7
Total assets measured at fair value	$2,661.0	$6.4	$(0.4)	$2,667.0	$701.1	$661.1	$1,304.8

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2014
Cash	$227.7	$—	$—	$227.7	$227.7	$—	$—
Level 1:
Money market funds	324.4	—	—	324.4	324.4	—	—
U.S. treasuries & corporate equity securities	46.1	—	(0.1)	46.0	—	19.3	26.7
Subtotal	370.5	—	(0.1)	370.4	324.4	19.3	26.7
Level 2:
Commercial paper	120.5	—	—	120.5	48.2	72.3	—
Corporate securities	904.8	1.3	(1.6)	904.5	—	241.7	662.8
U.S. government agencies	446.0	0.3	(0.4)	445.9	—	105.6	340.3
Non-U.S. government securities	42.2	—	(0.1)	42.1	—	26.1	16.0
Municipal securities	385.4	0.7	(0.2)	385.9	—	167.2	218.7
Subtotal	1,898.9	2.3	(2.3)	1,898.9	48.2	612.9	1,237.8
Total assets measured at fair value	$2,497.1	$2.3	$(2.4)	$2,497.0	$600.3	$632.2	$1,264.5
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of March 31, 2015 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$692.9	$693.5
Mature in one to five years	1,300.8	1,304.8
Total	$1,993.7	$1,998.3

Realized gains and losses recognized on the sale of investments were not material for any of the periods presented.
As of March 31, 2015, and December 31, 2014, net unrealized gains of $4.2 million, net of tax, and net realized loss of $0.2 million, net of tax, respectively, were included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.
There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2015, and there were no changes in the valuation techniques used by the Company.
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
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive loss in stockholders' equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The gains (losses) reclassified to revenue related to the hedged revenue transactions were not material for the three months ended March 31, 2015, and 2014.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and the Swiss Franc (“CHF”). The net gains (losses) recognized in interest and other income, net in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2015, and 2014, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Notional amounts:
Forward contracts	$35.6	$7.9	$88.7	$102.1
Gross fair value recorded in:
Prepaid and other current assets	$1.7	$1.1	$4.3	$7.9
Other accrued liabilities	$—	$—	$—	$0.1

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Inventories
The following table provides further details of inventories (in millions):

	March 31, 2015	December 31, 2014
Raw materials	$61.9	$60.0
Work-in-process	9.1	8.7
Finished goods	131.4	113.0
Total inventories	$202.4	$181.7

Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in millions):

	Three Months Ended March 31,
	2015	2014
Supplemental non-cash investing activities:
Equipment transfers from inventories to property, plant and equipment	$7.2	$14.5

NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	March 31, 2015	December 31, 2014
Gross lease receivables	$42.1	$40.4
Unearned income	(2.2)	(2.2)
Allowance for credit loss	—	—
Net investment in sales-type leases	39.9	38.2
Reported as:
Prepaids and other current assets	8.1	5.8
Intangible and other assets, net	31.8	32.4
Total, net	$39.9	$38.2
Contractual maturities of gross lease receivables at March 31, 2015, are as follows (in millions):

Amount
2015	$6.3
2016	11.1
2017	11.0
2018	9.9
2019	3.7
Thereafter	0.1
Total	$42.1

NOTE 6.    CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, insurance, and contract disputes. Certain of these lawsuits and claims are described in further detail below. It is not possible to predict what the outcome of these matters will be and the Company cannot guarantee that any resolution will be reached on commercially reasonable terms, if at all. With the exception of the charges recorded related to the Company’s estimate of the probable loss associated with the tolled product liability claims described below, the Company has determined that an estimate of probable loss or range of loss related to material pending or threatened litigation matters cannot be determined as of March 31, 2015. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on the Company's business, financial position, or future results of operations.
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
Purported Derivative Actions Filed on February 3, 2014, February 21, 2014, March 21, 2014, June 3, 2014, and March 5, 2015
On February 3, 2014, an alleged stockholder caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4:14-CV-00515, to be filed in the United States District Court for the Northern District of California.  It names the Company as a nominal defendant and names 16 of the Company’s current and former officers and directors as defendants.  The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between 2012 and early 2014.  It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees.  On April 3, 2014, it was related to In re Intuitive Surgical Securities Litigation. On July 30, 2014, the court granted Robert Berg’s motion to be appointed lead plaintiff, denied the City of Birmingham’s motion seeking such appointment (see below for additional description), and re-titled the matter In re Intuitive Surgical, Inc. Shareholder Derivative Litigation, No. 4:14-CV-00515. On August 13, 2014, Berg filed a consolidated complaint, making allegations substantially similar to the allegations in his original complaint. On September 12, 2014, the Company filed a motion to dismiss the consolidated complaint. Berg filed his opposition on October 9, 2014, and the Company filed its reply on October 30, 2014. The motion remains pending. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief.  On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014.  The district court remanded the case back to San Mateo County Superior Court on June 30, 2014, where it remains pending.  On August 28, 2014, the Company filed a motion seeking to stay the case in favor of the federal action and asking that the plaintiff be required to post a bond because the action was duplicative and was not in the Company’s best interests. On November 13, 2014, the superior court entered an order denying the Company’s bond request and denying in part the Company’s motion to stay. On November 18, 2014, the Company petitioned the First Appellate District of the California Court of Appeal for a writ of mandate directing the superior court to stay the case in its entirety. At the same time, the Company requested an immediate stay of proceedings pending resolution of the petition. On November 19, 2014, the Court of Appeal granted the Company’s request for an immediate stay and set a briefing schedule for the petition. The plaintiff filed its opposition to the petition on December 8, 2014, and the Company filed its reply on December 22, 2014. The petition was denied on January 8, 2015. On January 20, 2015, the Company demurred (moved to dismiss) the complaint. The plaintiff filed its opposition to the demurrer on February 10, 2015, and the Company filed its reply on February 20, 2015. A hearing was held on February 27, 2015, and the court overruled the demurrer on March 27, 2015. The court's order was entered on April 2, 2015, and the case will move forward. Trial is currently set for October 5, 2015. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

On March 21, 2014, a third alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Birmingham Relief and Retirement System v. Guthart et al., No. 5-14-CV-01307, to be filed in the United States District Court for the Northern District of California against the same parties and seeking the same relief.  On April 8, 2014, it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart. On July 30, 2014, the court consolidated the case with Berg v. Guthart and, as noted above, granted Berg’s motion to be appointed lead plaintiff and denied the City of Birmingham’s motion seeking such appointment. This effectively ends the City of Birmingham’s involvement in this matter.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
On June 3, 2014, a fourth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Plantation Police Officers’ Employees’ Retirement System v. Guthart et al., C.A. No. 9726-CB, to be filed in the Court of Chancery of the State of Delaware.  The Company filed a Motion to Stay Proceedings in favor of the earlier-filed stockholder derivative lawsuits pending in federal and state courts in California.  In light of the Company’s motion, the plaintiff agreed to a stay of all proceedings in the case in favor of the earlier-filed actions. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
On March 5, 2015, a fifth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Back v. Guthart et al., No. 3:15-CV-01037, to be filed in the United States District Court for the Northern District of California. The complaint has not yet been served and thus the Company has yet to respond. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
Product Liability Litigation
The Company is currently named as a defendant in approximately 104 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys that are part of certain tolling agreements further discussed below. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court. On November 26, 2014, plaintiffs amended their complaint to add three additional plaintiffs. In total, plaintiffs seek damages on behalf of 19 patients who had da Vinci Surgeries in 12 different states. The cases raise a variety of allegations including, to varying degrees, that plaintiffs’ injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the Company's part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. The Company has reached confidential settlements in many of the filed cases. With certain exceptions, including the Taylor case described below, the remaining filed cases generally are in the early stages of pretrial activity.
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
After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during the first quarter of 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims may be appropriate. During the year ended December 31, 2014, the Company recorded pre-tax charges of $82.4 million to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements. During the first quarter of 2015 and 2014, the Company recorded pre-tax charges of $7.2 million and $67.4 million, respectively, related to these product liability claims. The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for claimants who have participated in the mediation process. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants who participate in the mediations, as well as those claimants who have not participated in mediations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations.  Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of March 31, 2015 and December 31, 2014, a total of $39.7 million and $49.5 million, respectively, were included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets related to the tolled product liability claims.
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
Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the Northern District of California. Plaintiff Illinois Union Insurance Co. seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by plaintiff to the Company, which provides coverage for products liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-HRL, filed in the Northern District of California. Plaintiff Navigators Insurance Co. alleges that the Follow Form Excess Liability Insurance Policy issued by plaintiff to the Company for product liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014, should be rescinded. These cases have been consolidated under docket number 3:13-cf-04863. Both plaintiffs generally allege that the Company did not disclose the existence of tolling agreements, the number of claimants incorporated within those agreements, and that those agreements were material to plaintiffs’ underwriting processes. The Company intends to vigorously defend these actions. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations. Additionally, on March 3, 2015, the Company filed a Cross-Complaint for Breach of Contract and Declaratory Judgment against Ironshore Specialty Insurance Co. based on Ironshore’s failure to indemnify the Company for insured losses incurred in the defense and settlement of certain products liability claims brought against Intuitive involving the da Vinci Surgical System. On April 14, 2015, Ironshore filed an answer and counterclaim denying the allegations of the Company's cross-complaint and asserting counterclaims against Intuitive for declaratory judgment and breach of contract.

NOTE 7.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On January 29, 2015, the Company's Board of Directors (the "Board") authorized the Company to repurchase up to $1.0 billion of the Company’s outstanding common stock. The Company repurchased approximately 30,000 shares of the Company's common stock during the three months ended March 31, 2015, for $14.7 million at an average price per share of $495.45. As of March 31, 2015, the remaining amount of share repurchases authorized by the Board was approximately $985.3 million.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015, and 2014, are as follows (in millions):

	Three Months Ended March 31, 2015
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.1	$(0.2)	$(2.1)	$(3.9)	$(5.1)
Other comprehensive income before reclassifications	4.3	4.9	(1.7)	0.4	7.9
Amounts reclassified from accumulated other comprehensive income	(3.6)	(0.5)	—	0.1	(4.0)
Net current-period other comprehensive income	0.7	4.4	(1.7)	0.5	3.9
Ending balance	$1.8	$4.2	$(3.8)	$(3.4)	$(1.2)

	Three Months Ended March 31, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$1.7	$0.4	$—	$2.1
Other comprehensive income before reclassifications	0.5	3.9	0.3	(2.6)	2.1
Amounts reclassified from accumulated other comprehensive income	(0.3)	(0.1)	—	—	(0.4)
Net current-period other comprehensive income	0.2	3.8	0.3	(2.6)	1.7
Ending balance	$0.2	$5.5	$0.7	$(2.6)	$3.8

NOTE 8.    SHARE-BASED COMPENSATION
As of March 31, 2015, approximately 0.5 million shares were reserved for future issuance under the Company’s stock plans. A maximum of 0.2 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the three months ended March 31, 2015, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	5.0	$395.85
Options granted	0.2	513.90
Options exercised	(0.2)	305.59
Options forfeited/expired	(0.1)	502.58
Balance at March 31, 2015	4.9	$403.30
As of March 31, 2015, options to purchase an aggregate of 3.4 million shares of common stock were exercisable at a weighted-average price of $371.07 per share.
Restricted Stock Units Information
A summary of RSU activity for the three months ended March 31, 2015, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2014	0.2	$441.07
Granted	0.2	513.97
Vested	0.0	443.39
Canceled	0.0	473.13
Unvested balance at March 31, 2015	0.4	$482.47
During the three months ended March 31, 2015, approximately 47,000 RSUs were vested and approximately 5,000 RSUs were canceled.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $17.8 million and 0.1 million shares for $17.5 million during the three months ended March 31, 2015, and 2014, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three months ended March 31, 2015, and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Cost of sales - products	$5.3	$4.4
Cost of sales - services	3.5	3.1
Total cost of sales	8.8	7.5
Selling, general and administrative	23.1	24.1
Research and development	9.3	9.2
Share-based compensation expense before income taxes	41.2	40.8
Income tax benefit	13.5	13.0
Share-based compensation expense after income taxes	$27.7	$27.8
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of stock options, the rights to acquire stock granted, and the weighted average assumptions used in calculating those fair values were as follows:

	Three Months Ended March 31,
	2015	2014
Stock Option Plans
Risk free interest rate	1.6%	1.5%
Expected term (in years)	4.5	4.5
Expected volatility	28%	31%
Weighted average fair value at grant date	$135.61	$123.45
Employee Stock Purchase Plans
Risk free interest rate	0.3%	0.2%
Expected term (in years)	1.2	1.3
Expected volatility	33%	33%
Weighted average fair value at grant date	$145.52	$128.87

NOTE 9.    INCOME TAXES
Income tax expense for the three months ended March 31, 2015, was $37.7 million, or 28.0% of income before taxes, compared with $16.2 million, or 26.8% of income before taxes for the three months ended March 31, 2014. The Company’s effective tax rates for both periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The Company’s effective tax rate for the three months ended March 31, 2015, did not include the tax benefit from the U.S. federal Research and Development (“R&D”) credit because the credit expired at the end of 2014.  If the credit is reinstated retroactively, the tax benefit will be recorded as a discrete item in the period of reinstatement. The income tax provision for the three months ended March 31, 2014, also did not reflect federal R&D credit, because the 2014 credit was not retroactively reinstated until December 2014, and the credit for the full year was reflected in fourth quarter of 2014.
As of March 31, 2015, the Company had total gross unrecognized tax benefits of approximately $80.0 million compared with approximately $75.5 million as of December 31, 2014, representing a net increase of approximately $4.5 million for the three months ended March 31, 2015. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition. Gross interest and penalties related to unrecognized tax benefit accrued were approximately $3.1 million and $2.5 million as of March 31, 2015, and December 31, 2014, respectively.
The Company files federal, state, and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2012 are closed for most significant jurisdictions except for California, for which years before 2008 are considered closed. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.
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

NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three months ended March 31, 2015, and 2014 (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$97.0	$44.3
Denominator:
Weighted-average shares outstanding used in basic calculation	36.7	38.3
Add: dilutive effect of potential common shares	1.0	0.8
Weighted-average shares used in computing diluted net income per share	37.7	39.1
Net income per share:
Basic	$2.64	$1.16
Diluted	$2.57	$1.13
Share-based compensation awards of approximately 1.9 million and 2.9 million weighted-average shares were outstanding, but were not included in the computation of diluted net income per share for the three months ended March 31, 2015, and 2014, respectively, because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of March 31, 2015, and results of operations for the three months ended March 31, 2015, and 2014, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement, insurance deductibles, and fees which will be levied on certain medical device revenues; decreases in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions, or any dispute that may occur with any regulatory body; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding our Company and safety of our products and the adequacy of training; our ability to expand in foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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

Our products fall into four broad categories - the da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler 45), and training technologies. We have commercialized four generations of da Vinci Surgical Systems: the first is our da Vinci standard Surgical System, commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, the third is our da Vinci Si Surgical System, commercialized in 2009, and the fourth is our da Vinci Xi Surgical System, commercialized in the second quarter of 2014. Systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
da Vinci InSite imaging products provide surgeons with highly magnified, 3-D HD views of the patients’ anatomical structures during surgery. Our da Vinci Firefly products augment the white light images with real-time visualization and assessment of vessels, bile ducts, and tissue perfusion. Firefly products are available on the da Vinci Si and da Vinci Xi system platforms.
We offer over 65 different multiport da Vinci instruments enabling surgeons’ flexibility in choosing the types of tools needed in a particular surgery. These multiport instruments are generally robotically controlled versions of surgical tools that surgeons would use in either open or laparoscopic surgery. We offer our Single-Site instruments for use with the da Vinci Si Surgical System in cholecystectomy, benign hysterectomy, and salpingo-oophorectomy procedures. Single-Site instruments enable surgeons to also perform surgery through a single port via the patient’s belly button, resulting in the potential for virtually scarless results. We offer advanced energy instrumentation, including the EndoWrist One Vessel Sealer and EndoWrist Stapler 45 on the da Vinci Si and da Vinci Xi platforms to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue.
Training technologies include our da Vinci Skills Simulator, da Vinci Connect remote case observation and mentoring tool, and our dual console for use in surgeon proctoring and collaborative surgery.

Procedure Overview and Historical Trends
We model patient value as equal to procedure efficacy / invasiveness. In this equation procedure efficacy is defined as a measure of the success of the surgery in resolving the underlying disease and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer da Vinci Surgery, which could potentially result in a local market share shift. Adoption occurs procedure by procedure, and is driven by the relative patient value of da Vinci procedures compared with alternative treatment options for the same disease state or condition.
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
The adoption of da Vinci Surgery has the potential to grow for those procedures that offer greater patient value than non-da Vinci alternatives, while providing economic return to health care providers. da Vinci Surgical Systems are used primarily in gynecologic surgery, urologic surgery, general surgery, cardiothoracic surgery, and head and neck surgery. We focus our organization and investments on developing, marketing, and training for those products and procedures where da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to health care providers. Principal target procedures in gynecology include da Vinci Hysterectomy (“dVH”) and sacrocolpopexy. Target procedures in urology include da Vinci Prostatectomy (“dVP”) and partial nephrectomy. Target procedures in general surgery include colorectal procedures, hernia repair, and Single-Site Cholecystectomy. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Please consult the product labeling in a specific country and for each product in order to determine the actual authorized uses, as well as important limitations, restrictions, or contraindications.
In 2014, approximately 570,000 surgical procedures were performed with the da Vinci Surgical System, compared with approximately 523,000 and 450,000 procedures performed in 2013 and 2012, respectively. The growth in our overall procedure volume in 2014 was driven by the growth in U.S. general surgery procedures and worldwide urologic procedures.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 449,000 in 2014, compared with approximately 422,000 in 2013, and 367,000 in 2012.
Gynecology is our largest U.S. surgical specialty. Overall U.S. gynecology procedure volume was approximately 235,000 in 2014 compared with 240,000 in 2013 and 222,000 in 2012. Our growth through 2013 was driven by adoption of dVH, our highest volume procedure, and other gynecologic procedures, including sacrocolpopexy and myomectomy largely resulting from capturing market share from open surgery techniques for these procedures. In 2014, our U.S. gynecology procedures declined 2% driven primarily by fewer benign dVH procedures. As of 2014, we estimate that approximately 80% of total benign hysterectomies were performed via minimally invasive approaches, including robotic, laparoscopic, and vaginal techniques. Given this high level of MIS penetration, we believe our benign hysterectomy volume largely declined with the overall market, which reflected payor trends encouraging more conservative non-surgical disease management approaches for certain uterine conditions. In addition, the number of myomectomies declined in 2014 after the FDA discouraged the use of power morcellators in gynecologic procedures based upon their assessment of the risk of spreading an undiagnosed cancer. While we do not manufacture or sell these power morcellators, they were widely used in myomectomy procedures. Our benign dVH procedure volumes were approximately 148,000, 150,000, and 138,000 in 2014, 2013, and 2012, respectively. We now consider robotic surgery to be the primary method of performing hysterectomies for cancer. dVH for cancer procedure volumes were approximately 43,000, 41,000, and 38,000 in 2014, 2013, and 2012, respectively.
General surgery is our second largest and fastest growing specialty in the U.S. Overall U.S. general surgery procedure volume grew from approximately 42,000 cases in 2012 to approximately 81,000 in 2013 and to approximately 107,000 in 2014. Growth through 2013 was driven by rapid adoption of da Vinci Cholecystectomies, the first procedure to be FDA-cleared for Single-Site Surgery, and earlier stage growth in Low Anterior Resections, Colon procedures, and several other general surgery procedures. In 2014, cholecystectomy growth moderated, and general surgery growth was driven by growth across a broad set of procedures, including ventral and inguinal hernia repair, colorectal, bariatric, foregut, and other procedures. The moderation in cholecystectomies reflected a shift in focus from Single-Site Cholecystectomy to hernia repair. While we continue to receive positive feedback from groups of the patient and surgeon populations that see value in the single incision approach to cholecystectomy and/or the real-time imaging of the biliary anatomy with our Firefly technology, we expect the decline in cholecystectomies to continue in 2015.
U.S. urology procedure volume was approximately 91,000 in 2014, compared with approximately 85,000 in 2013, and 88,000 in 2012. We believe dVP to be the most common method of prostate cancer surgery in the U.S. About 60,000 dVPs were performed in 2014, compared with 58,000 in 2013, and 62,000 in 2012.
International Procedures
Overall international procedure volume grew to approximately 121,000 in 2014, compared with approximately 101,000 in 2013 and 83,000 in 2012. International procedure growth was driven largely by dVP volume, which grew from approximately 47,000 in 2012, to 56,000 in 2013, to 65,000 in 2014. Partial nephrectomy, general surgery, and gynecologic oncology procedures also contributed to international procedure growth.

Business Model
We generate revenue from both the initial capital sales of da Vinci Surgical Systems as well as recurring revenue, derived from sales of instruments, accessories, and service. The da Vinci Surgical System generally sells for approximately between $0.6 million and $2.5 million, depending upon configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers consume our EndoWrist and Single-Site instrument and accessory products used in performing procedures with the da Vinci Surgical System. Our instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. Also, we generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold at an annual rate of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
Recurring revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Recurring revenue increased from $1.2 billion, or 57% of total revenue in 2012 to $1.4 billion, or 63% of total revenue in 2013 to $1.5 billion, or 70% of total revenue in 2014. The increasing proportion of recurring revenue largely reflects continued adoption of procedures on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to 3,266 at December 31, 2014, compared with 2,966 at December 31, 2013, and 2,585 at December 31, 2012. Recurring revenue for the three months ended March 31, 2015, was $391.1 million, or 74% of revenue, compared with $358.7 million, or 77% of revenue for the three months ended March 31, 2014. The decrease in the proportion of first quarter 2015 recurring revenue reflects higher system revenue in the first quarter of 2015 relative to the first quarter of 2014. The installed base of da Vinci Surgical Systems was 3,317 at March 31, 2015.
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
In March 2014, we received FDA clearance to market our da Vinci Xi System in the U.S, our fourth generation da Vinci Surgical System (see the complete description of the da Vinci Xi Surgical System in the New Product Introductions Section). In June 2014, we received CE mark clearance for our da Vinci Xi Surgical System in Europe. In October 2014, we received regulatory clearance for our da Vinci Xi Surgical System in Korea. In March 2015, we received regulatory clearance for the da Vinci Xi Surgical System in Japan. The regulatory status of the da Vinci Xi Surgical System in other international markets varies by country.
We also received FDA clearance on an initial set of instruments for the Xi system with the initial launch of the system. Since that time, we have received FDA clearances for Xi versions of our EndoWrist One Vessel Sealer in June 2014, of Firefly in June 2014, and of EndoWrist Stapler 45 in January 2015. We will develop and submit additional instruments for use with the Xi system, including our Single-Site instruments.
In April 2014, we received FDA clearance to market our da Vinci Single Port Surgical System in the U.S. for single-port urologic surgeries. However, we do not plan to commercialize the da Vinci Single Port Surgical System until it is further developed and cleared as an extension of the da Vinci Xi Surgical System dedicated to single port surgeries. We will seek additional FDA clearance(s) for the da Vinci Single Port Surgical System for procedure(s) in which a single small entry point to the body and parallel delivery of instruments is important.  Such surgeries could include those performed through a natural orifice like the mouth for head and neck procedures or those performed through a single skin incision. We are in the process of modifying the da Vinci Single Port Surgical System to be compatible with the da Vinci Xi Surgical system and ready for commercialization.
We obtained approval from the Japanese Ministry of Health, Labor, and Welfare ("MHLW") approval for our da Vinci Si Surgical System in October 2012 and for our da Vinci Xi Surgical System in March 2015. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan, our only broadly reimbursed procedure to date. We are currently seeking reimbursement for additional procedures through the MHLW's Senshin Iryo process as well as alternative reimbursement processes. Senshin Iryo approvals require in-country clinical data and are considered for reimbursed status in April of even numbered years. No additional procedures were granted in the April 2014 cycle. Japanese surgeons have begun registering patients to gather clinical data for partial nephrectomy and gastrectomy surgeries. We also are continuing our discussions with the MHLW and surgical societies concerning the pathway to obtain reimbursement for several other procedures. The next cycle for MHLW's Senshin Iryo reimbursement consideration is April 2016, and there can be no assurance that we will gain additional reimbursements at that time. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
FDA Inspection
An FDA inspection of our facilities occurred in April-May 2013 and the FDA issued a Form FDA 483 listing four observations relating to the reporting of field corrections, information which is to be included on reports of field corrections, written procedures for changes to certain product labeling, and design input documentation. We responded to each observation with corrective actions during the course of the inspection and provided additional evidence of corrective actions to the FDA in response to the Form FDA 483. The FDA issued a Warning Letter, dated July 16, 2013, related to two of the four Form FDA 483 observations asking for additional corrective actions and indicated its intent to perform a follow-up inspection. We responded to the Warning Letter, communicating corrective actions taken. The FDA re-inspected our facilities during February-March 2014 to complete a general quality system audit as well as a review of the status of the Warning Letter and 483 remediation activities. At the end of the inspection, the FDA issued a Form FDA 483 listing five observations related to quality management system improvement opportunities. We responded to the FDA with a corrective action plan for those observations. On April 25, 2014, we received a closure letter from the FDA stating that the observations in the July 16, 2013 Warning Letter have been addressed, and on April 25, 2014, we also received an Establishment Inspection Report ("EIR") confirming close-out of the FDA inspection. Although the FDA did not indicate whether it reviewed the promotional materials previously collected, we believe that the FDA’s review of these materials and all other 2013 findings are now closed based on receipt of both the Warning Letter close-out and the EIR.

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
In March 2015, we issued a safety notice regarding certain equipment drapes that are used to cover a variety of surgical and non-surgical equipment in the clinical setting, advising our customers to inspect the drapes for cloudy or waxy appearances, for potential tears, and to return affected drapes. At this stage, we do not believe that this matter will have a material impact on our Condensed Consolidated Financial Statements.
Certain outcomes from any of the above regulatory activities may result in material adverse effects on the business, including damage to reputation, delays by customers of purchase decisions, reduction or stoppage of use of installed systems, and reduced revenue as well as increased expenses.

2015 Business Events and Trends
Procedures
Overall. During the three months ended March 31, 2015, total da Vinci procedures grew approximately 13% over the same quarter a year ago, compared with growth of approximately 7% for the three months ended March 31, 2014, over the same quarter a year ago. First quarter 2015 U.S. procedure growth was approximately 11% over the same quarter a year ago, compared with approximately 3% in the first quarter of 2014. The increase in U.S. procedure growth during the first quarter of 2015 compared with the first quarter of 2014 was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures; growth in dVP; growth in gynecologic oncology procedures and the impact of transitional issues associated with the implementation of the Affordable Care Act during the first quarter of 2014. First quarter 2015 international procedure growth was approximately 22%, compared with approximately 24% in the first quarter of 2014, driven by growth in urologic procedures and earlier stage growth in gynecologic and general surgery procedures.
dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, contributed to a 6% decline in our dVP business in 2013. After continuing to decline during the first half of 2014, U.S. dVP returned to growth during the second half of 2014 and the first quarter of 2015. We believe the return to growth reflects broad prostate cancer patient care trends. Internationally, dVP adoption is at an earlier stage, with lower market penetration, and has continued to grow over the past couple years despite shifting patient treatment trends that have negatively impacted the overall prostatectomy volumes in certain countries. Growth in international dVP continued during the first quarter of 2015, as international dVP and other urology procedures have emerged, along with U.S. general surgery, as the primary drivers of da Vinci procedure growth.
U.S. Gynecology. For the year ended 2014, U.S. gynecology procedures declined by approximately 2% compared with 2013, with approximately 3% decline in benign procedures partly offset by an approximate 5% growth in oncology procedures. The pressure on U.S. benign gynecologic procedures reflected a macro trend of fewer benign gynecologic procedures caused by a number of factors including, but not limited to, larger patient deductibles and co-pays associated with the Affordable Care Act, a trend by payers toward encouraging conservative disease management, and FDA actions regarding the use of power morcellation in uterine surgeries, which mostly impacted da Vinci myomectomy procedures (see more detailed description of the FDA Actions Concerning Morcellation below). Minimally invasive surgery is presently approaching 80% penetration of the U.S. benign hysterectomy market, causing the rate of migration from open surgeries to minimally invasive surgeries to slow. Combined with the dispersion of the remaining open procedures among hospitals and surgeons, we believe the number of da Vinci hysterectomies performed for benign conditions has moved roughly in-line with the gradually decreasing surgical market in 2014. During the three months ended March 31, 2015, U.S. benign hysterectomy procedures grew modestly compared to the three months ended March 31, 2014. Although the first quarter 2015 did not decline compared with the first quarter of 2014, we believe that this largely reflected a more pronounced first quarter 2014 negative impact from the implementation of the Affordable Care Act rather than a change in the larger macro-trend of gradually declining benign hysterectomy procedures. U.S. gynecologic oncology procedures continued to grow during the first quarter of 2015.
U.S. General Surgery. For the year ended 2014, U.S. general surgery procedures grew by approximately 32%, with growth shifting from cholecystectomy to hernia repair, colorectal resections, and other general surgery. In December 2011, we received FDA clearance for Single-Site Cholecystectomy, our first procedure cleared for Single-Site instruments. da Vinci Cholecystectomies are performed with either Single-Site instruments or multiport instruments. Cholecystectomy is a lower complexity procedure which can generally be executed in a minimally invasive manner via multiport laparoscopy and has lower reimbursement rates than more complex procedures. For these reasons, it is difficult to estimate to what degree or timing that we may capture these procedures. During 2014, total U.S. cholecystectomies grew at a lower rate than in previous years, and declined in the fourth quarter of 2014. This decline continued into the first quarter of 2015. However, broad growth across a number of general surgery procedures, most notably hernia repair and colorectal resections, has been able to offset the slowing adoption of cholecystectomy. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We expect a large portion of hernias will continue to be performed in different modalities of surgery. Colorectal procedures include several underlying procedures including low anterior resections for rectal cancers and certain colon procedures for benign and cancer conditions. Adoption has been ongoing for several years, and is supported by recently launched technologies such as the da Vinci Xi Surgical System, Endowrist Stapler, and Endowrist Vessel Sealer.
Procedure Seasonality. More than half of da Vinci procedures performed are for benign conditions, most notably benign hysterectomies, hernia repairs, and cholecystectomies. The proportion of these benign procedures has grown over time in relation to the total number of procedures performed. Hysterectomies for benign conditions, cholecystectomies, hernia repairs, and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality for the first quarter 2015 was similar to years prior to 2014 and less pronounced than in the first quarter of 2014, as 2014 procedure volume was negatively impacted by transitional issues associated with the implementation of the Affordable Care Act.
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
FDA Actions Concerning Morcellation. In April 2014, the FDA announced that it discourages the use of power morcellators in the surgical removal of assumed benign fibroids. This statement was followed in July 2014 by an FDA panel discussion on the topic. In November 2014, the FDA issued specific contraindications for the use of laparoscopic power morcellation and required specific patient warning prior to its use in surgery. We do not manufacture or sell power morcellation products and power morcellators do not attach to da Vinci Surgical Systems. Minimally invasive da Vinci gynecologic surgeries are routinely performed without the use of power morcellators. However, we believe that these FDA actions likely created some uncertainty for surgeons and patients when choosing among minimally invasive surgical methods for removing fibroids that may have adversely impacted the number of da Vinci procedures performed. During the second, third, and fourth quarters of 2014, as well as in the first quarter of 2015, we experienced a decline in myomectomies that likely reflected the impact of the FDA actions. Myomectomies are not a significant portion of our business. It is difficult to gauge what impact the FDA actions may have had on benign dVH procedures.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including procedure growth rates, market response to our recently launched da Vinci Xi Surgical System, economic pressure and uncertainty at U.S. hospitals associated with the Affordable Care Act, evolving system utilization and point of care dynamics, anticipated robotic surgery competition, additional reimbursements in various global markets including Japan, the timing of when we receive regulatory clearance in our other international markets for our Xi System and related instruments, as well as other economic and geopolitical factors.
Recent Media and Lawsuits
In recent years, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, and the adequacy of surgeon training and our sales and marketing practices. In addition, as further described in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I, we are currently named as a defendant in approximately 104 individual product liability lawsuits and a multi-plaintiff product liability lawsuit filed on behalf of 19 patients who underwent da Vinci Surgery. Plaintiffs’ attorneys have been engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci Surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. In an effort to avoid the expense and distraction of defending multiple lawsuits, we entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in mediation efforts. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that we provide appropriate training on the use of the da Vinci Surgical System, consistent with our role as device manufacturer. However, the recent negative media publicity likely has and may continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods.
During the year ended December 31, 2014 and the quarter ended March 31, 2015, we recorded pre-tax charges of $82.4 million and $7.2 million, respectively, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements described below. The claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (MCS) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013.
Our estimate of the anticipated cost of settling these claims is based on negotiations with attorneys for patients who have participated in a mediation process. Nonetheless, it is possible that the claimants who participate in the mediations, as well as those claimants who have not participated in negotiations, will pursue greater amounts in mediation or in a court of law. Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on our business, financial condition, and results of operations or cash flows. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. See Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I for further details.
New Product Introductions
da Vinci Xi Surgical System. During April 2014, we launched our newest da Vinci model, the da Vinci Xi, in the U.S. The da Vinci Xi can be used across a wide spectrum of minimally invasive surgical procedures, and has been optimized for multi-quadrant surgeries. The da Vinci Xi expands upon core da Vinci features including wristed instruments, 3-D HD visualization, intuitive motion, and ergonomic design, while improving ease, and delivering several new features, including:

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
With the da Vinci Xi, we now offer hospitals a broader line of da Vinci Surgical Systems to match their surgical profile and patient care requirements. These include the da Vinci Si-e, a lower price system suited for surgeries requiring two instrument arms; the da Vinci Si, which has the capability of controlling three instrument arms; and the da Vinci Xi, which has four universal instrument arms that attach to a rotating overhead platform. We separately applied for FDA clearance for the da Vinci Xi Firefly, Vessel Sealer, and Stapler products and received clearances for these products between June 2014 and January 2015. Our Single Site line of instruments is only available for our da Vinci Si and da Vinci Si-e systems.
We CE marked the da Vinci Xi system in June 2014 and have begun sales and marketing activities in certain countries recognizing the CE mark. We are in various stages of applying for CE mark on other da Vinci Xi products, including Firefly, Vessel Sealer, and Stapler. We plan to bring these products to market upon receiving CE marks. In October 2014, we received regulatory clearance for the da Vinci Xi Surgical System in Korea. In March 2015, we received regulatory clearance for the da Vinci Xi Surgical System in Japan. The regulatory status of the da Vinci Xi Surgical System in other international markets varies by country.

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
da Vinci Firefly Fluorescence Imaging. In the first quarter of 2011, we launched our Firefly product for use with the da Vinci Si Surgical System. Firefly is a standard feature of the da Vinci Xi Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope, and laser-based illuminator to allow surgeons to identify vasculature in three dimensions beneath tissue surfaces to visualize critical anatomy. Adoption of Firefly is progressing with use across the categories of urology, gynecology, and general surgery. In September 2013, we received FDA 510(k) clearance to market our Firefly fluorescence imaging product for real-time imaging of bile ducts (cystic duct, common bile duct, and common hepatic duct). We believe that the use of Firefly during cholecystectomy procedures will enhance the ability of surgeons to identify key anatomical structures during the surgery.
EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for the EndoWrist One Vessel Sealer for use with the da Vinci Si Surgical system. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables surgeons to fully control vessel sealing, while providing the benefits of da Vinci Surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. Clinical response to the EndoWrist One Vessel Sealer has been encouraging, with positive commentary on precision, articulation, vessel sealing quality and thermal spread. The adoption of the EndoWrist One Vessel Sealer has centered on general surgery and gynecology procedures. In June 2014, we received FDA clearance for the da Vinci Xi version of the EndoWrist One Vessel Sealer.
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads for use with the da Vinci Si Surgical System. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic, and urologic surgery. This instrument enables operators of the da Vinci Si to precisely position and fire the stapler. Its initial surgical use was directed towards colorectal procedures. During 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers. In 2014, we expanded the availability of the EndoWrist Stapler to a broadening set of customers. In September 2014, we notified our customers to suspend the use of the EndoWrist Stapler 45 (see Recalls and Corrections section for additional discussion). In January 2015, we began to ship the replacement product for the da Vinci Si and began to ship initial da Vinci Xi versions of the EndoWrist Stapler 45, including Blue, Green, and White 45 mm reloads. The White reloads are only available on the da Vinci Xi platform. In April 2015, we received CE Mark status to sell its EndoWrist Stapler for the Si and Xi Surgical Systems in European markets. Although our early customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45, and we are not able to predict the extent to which the instrument may be adopted.
First Quarter 2015 Financial Highlights

•
Total revenue increased by 15% to $532.1 million during the three months ended March 31, 2015, from $464.7 million during the three months ended March 31, 2014. First quarter 2014 revenue excluded $25.6 million associated with trade-out offers provided in connection with our da Vinci Xi launch.

•	Approximately 151,000 da Vinci procedures were performed during the three months ended March 31, 2015, an increase of approximately 13% compared with the three months ended March 31, 2014.

•	Instruments and accessories revenue increased by 9% to $277.2 million during the three months ended March 31, 2015, compared with $254.8 million during the three months ended March 31, 2014.

•
Recurring revenue increased by 9% to $391.1 million during the three months ended March 31, 2015, representing 74% of total revenue, compared with $358.7 million during the three months ended March 31, 2014, representing 77% of total revenue.

•
System revenue increased by 33% to $141.0 million during the three months ended March 31, 2015, compared with $106.0 million during the three months ended March 31, 2014. 99 da Vinci Surgical Systems were shipped during the three months ended March 31, 2015, compared with 87 during the three months ended March 31, 2014. First quarter 2014 systems revenue excluded $23.7 million associated with trade out offers related to our da Vinci Xi launch.

•	As of March 31, 2015, we had a da Vinci Surgical System installed base of 3,317 systems, consisting of 2,254 in the U.S., 556 in Europe, 194 in Japan, and 313 in the rest of the world.

•
Operating income increased by 130% to $130.4 million during the three months ended March 31, 2015, compared with $56.6 million during the three months ended March 31, 2014. Operating income included pre-tax charges of $7.2 million and $67.4 million recorded during the three months ended March 31, 2015, and 2014, respectively, relating to the estimated cost of settling a number of product liability claims covered by tolling agreements. Operating income included $41.2 million and $40.8 million of share-based compensation expense related to employee stock plans during the three months ended March 31, 2015, and 2014, respectively. Operating income for the first quarter 2014 also excluded $19.5 million of product gross profit associated with da Vinci Xi trade-out offers.

•
As of March 31, 2015, we had $2.7 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments increased by $170.0 million during the three months ended March 31, 2015, primarily driven by cash provided by operating activities.

Results of Operations
The following table sets forth, for the periods indicated, certain Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2015	% of total revenue	2014	% of total revenue
Revenue:
Product	$418.2	79%	$360.8	78%
Service	113.9	21%	103.9	22%
Total revenue	532.1	100%	464.7	100%
Cost of revenue:
Product	153.5	29%	113.8	24%
Service	41.8	8%	35.5	8%
Total cost of revenue	195.3	37%	149.3	32%
Product gross profit	264.7	50%	247.0	53%
Service gross profit	72.1	13%	68.4	15%
Gross profit	336.8	63%	315.4	68%
Operating expenses:
Selling, general and administrative	162.0	31%	215.8	46%
Research and development	44.4	8%	43.0	9%
Total operating expenses	206.4	39%	258.8	55%
Income from operations	130.4	24%	56.6	12%
Interest and other income, net	4.3	1%	3.9	1%
Income before taxes	134.7	25%	60.5	13%
Income tax expense	37.7	7%	16.2	3%
Net income	$97.0	18%	$44.3	10%

Total Revenue
Total revenue was $532.1 million for the three months ended March 31, 2015, compared with $464.7 million for the three months ended March 31, 2014. First quarter 2014 total revenue excluded $25.6 million associated with trade-out offers provided in connection with the launch of our da Vinci Xi Surgical System. We offered certain customers who purchased a 4-arm da Vinci Si Surgical System in the first quarter of 2014 the opportunity to trade out their systems for a da Vinci Xi Surgical System subsequent to its launch in the second quarter of 2014. Under that program, customers were able to return their da Vinci Si Surgical System and receive a credit substantially equal to the price paid for the da Vinci Si Surgical System towards the purchase of a da Vinci Xi Surgical System. In accordance with guidance for accounting for arrangements in which return rights exist, revenue and associated inventory costs were deferred in the first quarter 2014 in an amount equal to our estimate of the number of systems that were expected to be returned by the participating customers. Subject to meeting all other criteria of the our revenue recognition policy, the revenue deferred in the first quarter of 2014 was recognized at the date the da Vinci Xi Surgical Systems and related instruments and accessories were shipped and accepted by the customers participating in the trade-in program. The program had substantially been completed by the end of 2014.
Higher total revenue for the three months ended March 31, 2015, reflected the trade-out offers made in the first quarter of 2014, higher da Vinci system sales, a 9% increase in instrument and accessory revenue driven by approximately 13% higher procedure volume, and 10% higher service revenue.
We sell in local currency in most of the European markets where we sell direct, as well as in Japan, and in Korea. First quarter 2015 revenue, as compared with first quarter 2014, was negatively impacted by the strengthening of the U.S. dollar against other currencies, particularly the Euro. We hedge a portion of our foreign currency denominated revenue and those hedges partially offset the negative impact of strengthened U.S. dollar on revenue in the first quarter 2015. Revenue denominated in foreign currencies were approximately 17% and 15% of total revenue for the three months ended March 31, 2015, and 2014, respectively. If the U.S. dollar continues to be stronger than it was in 2014 against other currencies and we are not able to adjust our foreign currency denominated pricing, our revenue will likely be negatively impacted during the remainder of 2015.
Revenue generated in the U.S. accounted for 72% of total revenue for the three months ended March 31, 2015, compared with 67% of total revenue for the three months ended March 31, 2014. We believe that domestic revenue has accounted for the large majority of total revenue due to patients' ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on domestic infrastructure. We have been investing in our international business and our international revenue has grown faster in proportion to U.S. revenue, reflecting higher procedure growth rates in international markets and lower portion of U.S. system sales, though our first quarter 2015 revenue had a higher proportion of U.S. revenue primarily due to lower da Vinci system sales into Japan, relative to the first quarter of 2014. During the first quarter of 2015, one system was shipped into Japan, compared with 19 systems during the first quarter of 2014 due to the anticipation of the da Vinci Xi Surgical System approval in Japan which was approved in late March 2015.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three months ended March 31, 2015, and 2014 (in millions, except unit sales and percentages):

	Three Months Ended March 31,
	2015	2014
Revenue
Instruments and accessories	$277.2	$254.8
Systems	141.0	106.0
Total product revenue	418.2	360.8
Services	113.9	103.9
Total revenue	$532.1	$464.7
Recurring revenue	$391.1	$358.7
% of total revenue	74%	77%
Domestic	$382.4	$309.5
International	149.7	155.2
Total revenue	$532.1	$464.7
% of Revenue - Domestic	72%	67%
% of Revenue - International	28%	33%

Unit Shipments by Region:
Domestic unit shipments	63	45
International unit shipments	36	42
Total unit shipments*	99	87

Unit Shipments by Model:
da Vinci S unit shipments	—	1
da Vinci Si-e - Single console unit shipments (3 arm)	2	13
da Vinci Si - Single console unit shipments (4 arm)	19	50
da Vinci Si - Dual console unit shipments	3	23
da Vinci Xi - Single console unit shipments	48	—
da Vinci Xi - Dual console unit shipments	27	—
Total unit shipments*	99	87

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins of da Vinci standard Surgical Systems	3	2
Unit shipments involving trade-ins of da Vinci S Surgical Systems	25	11
Unit shipments involving trade-ins of da Vinci Si Surgical Systems	13	—
Total unit shipments involving trade-ins	41	13
Unit shipments not involving trade-ins	58	74
Total unit shipments*	99	87

*Systems shipped on operating leases (included in total unit shipments)	9	—
Product Revenue
Product revenue was $418.2 million for the three months ended March 31, 2015, compared with $360.8 million for the three months ended March 31, 2014. Product revenue for the three months ended March 31, 2014, excluded $25.6 million of revenue deferred associated with trade-out offers provided in connection with our da Vinci Xi launch.
Instruments and accessories revenue increased by 9% to $277.2 million for the three months ended March 31, 2015, compared with $254.8 million for the three months ended March 31, 2014. Instruments and accessories revenue for the three months ended

March 31, 2014, excluded $1.9 million of revenue deferred associated with trade-out offers provided in connection with our da Vinci Xi launch. The increase in revenue was driven by procedure growth of approximately 13% and increased stocking orders, partially offset by negative impact of foreign exchange rate changes and lower instrument usage per procedure as customers utilizing instruments and accessories more efficiently. Procedure growth of approximately 13% for the three months ended March 31, 2015, reflected approximately 11% U.S. procedure growth and 22% international procedure growth. Growth in U.S. procedure was driven by general surgery, with urology also contributing. International procedure growth was driven by urology with contributions from earlier stage adoption growth in gynecology and general surgery.
Systems revenue increased to $141.0 million during the three months ended March 31, 2015, compared with $106.0 million during the three months ended March 31, 2014, primarily due to higher da Vinci systems sales into U.S. and China and partially offset by the negative impact of foreign exchange rate changes. Systems revenue for the three months ended March 31, 2014, also excluded $23.7 million of revenue deferred associated with trade-out offers provided in connection with our da Vinci Xi launch. During the first quarter of 2015, 63 systems were shipped into the U.S., 18 into Europe, 1 into Japan, and 17 into other markets, of which 8 were into China, compared with 45 shipped into U.S., 14 into Europe, 19 into Japan, and 9 into other markets, with no shipments into China during the first quarter of 2014. The increase in U.S. systems sales was driven by higher procedure growth in 2015 and a favorable market response to the da Vinci Xi system that was launched in the second quarter of 2014. 53 of the 63 systems shipped in the U.S. during the three months ended March 31, 2015 were da Vinci Xi systems. The decrease in system sales in Japan likely reflects the anticipation of the da Vinci Xi Surgical System approval in Japan which was approved in late March 2015. The increase in system sales in Europe and other international markets reflects continued procedure growth and investments we have made in our European sales and marketing organizations.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of units shipped under operating leases, was approximately $1.5 million for both the three months ended March 31, 2015, and 2014.
Service Revenue
Service revenue, comprised primarily of system service and customer training, increased by 10% to $113.9 million for the three months ended March 31, 2015, compared with $103.9 million for the three months ended March 31, 2014. We typically enter into multi-year service fixed annual rate contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service periods. Higher service revenue during the three months ended March 31, 2015, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended March 31, 2015, increased by 7% to $264.7 million, or 63.3% of product revenue, compared with $247.0 million, or 68.5% of product revenue, for the three months ended March 31, 2014. The higher first quarter 2015 product gross profit was driven by higher product revenue. First quarter 2014 excluded $25.6 million of revenue and $19.5 million of gross profit associated with da Vinci Xi trade-out offers. The lower first quarter 2015 gross profit margin was driven by:

•
New Products. First quarter 2015 sales had a higher proportion of recently introduced products that have lower gross profit margins, particularly the da Vinci Xi system and to a lesser extent, the EndoWrist One Vessel Sealer and the EndoWrist Stapler. Gross profit margins on recently launched products will typically be lower than our mature products reflecting vendor pricing on low volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase, and we refine the manufacturing processes and products, we expect to see improvement in gross profit margins of these newer products. However, gross profit margins may ultimately differ for these newer products relative to our previous products based on market conditions, volume, and complexity of the product.

•
Foreign Currency Impact. First quarter 2015 product gross profit related to international sales denominated in foreign currency was negatively impacted by the stronger U.S. dollar as compared with first quarter 2014. If the U.S. dollar continues to be stronger than it was in 2014 against other currencies, and we are not able to adjust our foreign currency denominated pricing, our product gross margin will likely be negatively impacted during the remainder of 2015.

•
Other Items. A higher percentage of system trade-ins involved Si systems during the first quarter 2015 compared with the same period in 2014 causing a decrease in gross profit margin. Gross profit margin was also negatively impacted by costs associated with the drape and other product recalls and other one-time charges incurred during the first quarter of 2015.

Product gross profit for the three months ended March 31, 2015, and 2014, reflected share-based compensation expense of $5.3 million and $4.4 million, respectively. Product gross profit for the three months ended March 31, 2015, and 2014, included amortization expense of purchased intellectual property of $3.3 million and $1.8 million, respectively.
Service gross profit during the three months ended March 31, 2015, was $72.1 million, or 63.3% of service revenue, compared with $68.4 million, or 65.8% of service revenue during the three months ended March 31, 2014. The higher 2015 service gross profit was driven by higher service revenue. The lower first quarter 2015 service gross profit margin reflects increased costs associated with the newly introduced da Vinci Xi system. The costs associated with supporting new systems are generally higher than the costs associated with supporting mature products. We expect to see improvement in service gross profit margins for these new systems over time. Service gross profit for the three months ended March 31, 2015, and 2014, reflected share-based compensation expense of $3.5 million and $3.1 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended March 31, 2015, decreased by 25% to $162.0 million, compared with $215.8 million for the three months ended March 31, 2014, which included pre-tax charges of $7.2 million and $67.4 million to reflect the estimated cost of settling a number of product liability claims covered by the tolling agreements during the three months ended March 31, 2015, and 2014, respectively. The decrease in product liability charges was partially offset by higher international expenses associated with our direct Japanese organization and expansion of our European team for the three months ended March 31, 2015. Share-based compensation expense for the three months ended March 31, 2015, and 2014, was approximately $23.1 million and $24.1 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products. These enhancements represent significant improvements to our products.
Research and development expenses for the three months ended March 31, 2015, increased by 3% to $44.4 million, compared with $43.0 million for the three months ended March 31, 2014. The increase was due to growth in our product development organization and higher prototype and project expenses. Share-based compensation expense charged to research and development expense during the three months ended March 31, 2015, and 2014, was approximately $9.3 million and $9.2 million, respectively. Amortization expense related to purchased intellectual property during the three months ended March 31, 2015, and 2014, were $2.9 million and $3.2 million, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses, including co-development arrangements with industry partners, will increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2015, and 2014, was $4.3 million and $3.9 million, respectively.
Income Tax Expense
Income tax expense for the three months ended March 31, 2015, was $37.7 million, compared with $16.2 million for the three months ended March 31, 2014. Effective tax rates for the three months ended March 31, 2015, and March 31, 2014, were 28.0% and 26.8%, respectively. Effective tax rates for both periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax. The higher effective rate for the three months ended March 31, 2015, as compared to the same period of 2014 is due to the impact of higher proportion of U.S. earnings which are taxed at a higher rate than our foreign earnings.
We file federal, state, and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2012 are closed for most significant jurisdictions except for California, for which years before 2008 are considered closed. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they reverse.
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
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short-term and long-term investments increased from $2.5 billion at December 31, 2014, to $2.7 billion at March 31, 2015. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of March 31, 2015, $803.2 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.
Condensed Consolidated Cash Flow Data (unaudited)
The following table summarizes our cash flows for the three months ended March 31, 2015, and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in)
Operating activities	$123.7	$166.3
Investing activities	(87.7)	(205.3)
Financing activities	66.0	70.6
Effect of exchange rates on cash and cash equivalents	(1.2)	0.3
Net increase in cash and cash equivalents	$100.8	$31.9
Operating Activities
For the three months ended March 31, 2015, cash flow from operations of $123.7 million exceeded our net income of $97.0 million primarily for the following reasons:

1.	Our net income included non-cash charges in the form of share-based compensation of $41.1 million, amortization of intangible assets of $6.2 million, and depreciation of $14.0 million.

2.
Accounts receivable decreased by $22.7 million during the three months ended March 31, 2015, reflecting collections in excess of sales. Prepaids and other assets decreased by $9.2 million primarily due to decrease in prepaid taxes. The favorable impact of these items on cash provided by operating activities were more than offset by an increase in inventories of $27.9 million related to a buildup of system inventories to meet future demand, and a decrease in accrued compensation and other liabilities of $42.3 million primarily due to the payments of 2014 incentive compensation, the purchases of stock by employees under the Employee Stock Purchase Plan, and settlement payments made related to the tolled product liability claims.

Cash flow from operations for the three months ended March 31, 2015, decreased from the same period in 2014 due to positive impact of working capital changes in 2014 partly offset by higher net income in first quarter 2015.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2015, consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $68.5 million and purchase of property and equipment, intellectual property $19.2 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2015, primarily related to proceeds from stock option exercises and employee stock purchases of $80.2 million and excess tax benefits from employee stock plans of $10.2 million. The cash provided by financing activities was partly offset by cash used in the repurchase of approximately 30,000 shares of our common stock in the open market for $14.7 million and taxes paid related to net share settlement of vested employee equity awards of $9.7 million. Net cash provided by financing activities during the three months ended March 31, 2014, primarily related to proceeds from stock option exercises and employee stock purchases of $66.3 million and excess tax benefits from employee stock plans of $4.3 million.
Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements beyond one year and for the foreseeable future.
Capital Expenditures
Our business is not capital intensive and we have no material commitments for capital expenditures as of the end of the first quarter of 2015.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance, or potential significance to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2015, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
The information included in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I of this quarterly report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial position or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended March 31, 2015:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1, 2015 to January 31, 2015	—	$—	—	$1,000.0	million
February 1, 2015 to February 28, 2015	—	$—	—	$1,000.0	million
March 1, 2015 to March 31, 2015	29,724	$495.45	29,724	$985.3	million
Total during quarter ended March 31, 2015	29,724	$495.45	29,724
(1) Since March 2009, we have had an active stock repurchase program. As of March 31, 2015, the Board of Directors had authorized an aggregated amount of up to $4.0 billion for stock repurchases, of which the most recent authorization occurred in January 2015 when the Board of Directors increased the authorization for stock repurchases by $1.0 billion. The remaining $985.3 million represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2015.

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: April 22, 2015