Form 10-Q
period 2015-09-30
INTUITIVE SURGICAL INC
filed 2015-10-21
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 37,365,210 shares of Common Stock, $0.001 par value per share, outstanding as of October 15, 2015.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$868.2	$600.3
Short-term investments	871.5	632.2
Accounts receivable, net	334.7	315.1
Inventories	194.0	181.7
Prepaids and other current assets	102.7	82.6
Deferred tax assets	27.7	35.1
Total current assets	2,398.8	1,847.0
Property, plant and equipment, net	427.3	387.4
Long-term investments	1,385.5	1,264.5
Long-term deferred tax assets	139.6	136.2
Intangible and other assets, net	130.0	126.3
Goodwill	201.1	198.0
Total assets	$4,682.3	$3,959.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58.0	$61.6
Accrued compensation and employee benefits	90.4	96.2
Deferred revenue	225.0	216.6
Other accrued liabilities	105.2	126.8
Total current liabilities	478.6	501.2
Other long-term liabilities	88.5	78.8
Total liabilities	567.1	580.0
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2015, and December 31, 2014	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 37.3 shares and 36.6 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	—	—
Additional paid-in capital	3,332.2	2,896.8
Retained earnings	785.7	487.7
Accumulated other comprehensive loss	(2.7)	(5.1)
Total stockholders’ equity	4,115.2	3,379.4
Total liabilities and stockholders’ equity	$4,682.3	$3,959.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2015	2014	2015	2014
Revenue:
Product	$472.3	$441.6	$1,363.3	$1,208.0
Service	117.4	108.5	344.6	319.0
Total revenue	589.7	550.1	1,707.9	1,527.0
Cost of revenue:
Product	155.3	150.3	468.9	397.6
Service	38.6	39.2	119.9	109.0
Total cost of revenue	193.9	189.5	588.8	506.6
Gross profit	395.8	360.6	1,119.1	1,020.4
Operating expenses:
Selling, general and administrative	154.9	154.0	480.2	531.0
Research and development	51.0	47.5	144.8	130.7
Total operating expenses	205.9	201.5	625.0	661.7
Income from operations	189.9	159.1	494.1	358.7
Interest and other income, net	3.7	2.0	12.6	5.5
Income before taxes	193.6	161.1	506.7	364.2
Income tax expense	26.3	37.4	107.9	92.2
Net income	$167.3	$123.7	$398.8	$272.0
Net income per share:
Basic	$4.49	$3.43	$10.78	$7.33
Diluted	$4.40	$3.35	$10.55	$7.18
Shares used in computing net income per share:
Basic	37.3	36.1	37.0	37.1
Diluted	38.0	36.9	37.8	37.9
Total comprehensive income	$171.0	$124.5	$401.2	$271.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2015	2014
Operating activities:
Net income	$398.8	$272.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46.3	38.2
Amortization of intangible assets	18.6	15.9
Loss on investments, accretion of discounts and amortization of premiums on investments, net	18.5	23.8
Deferred income taxes	2.8	(40.2)
Income tax benefits from employee stock plans	24.2	7.7
Excess tax benefit from employee stock plans	(33.2)	(15.2)
Share-based compensation expense	126.6	127.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19.7)	42.4
Inventories	(30.7)	(40.5)
Prepaids and other assets	(41.1)	(69.4)
Accounts payable	(8.4)	8.2
Accrued compensation and employee benefits	(5.1)	2.8
Deferred revenue	7.6	17.6
Other liabilities	(16.7)	79.8
Net cash provided by operating activities	488.5	470.9
Investing activities:
Purchase of investments	(1,128.2)	(1,003.5)
Proceeds from sales of investments	177.6	623.2
Proceeds from maturities of investments	575.5	553.2
Purchase of property, plant and equipment, and acquired intellectual property	(61.3)	(40.4)
Acquisition of business, net of cash acquired	—	(82.9)
Net cash provided by (used in) investing activities	(436.4)	49.6
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	294.0	176.0
Excess tax benefit from employee stock plans	33.2	15.2
Taxes paid related to net share settlement of equity awards	(10.5)	—
Repurchase and retirement of common stock	(99.5)	(1,000.0)
Net cash provided by (used in) financing activities	217.2	(808.8)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.8)
Net increase (decrease) in cash and cash equivalents	267.9	(289.1)
Cash and cash equivalents, beginning of period	600.3	782.1
Cash and cash equivalents, end of period	$868.2	$493.0
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2014, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 5, 2015. The results of operations for the first nine months of fiscal year 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures, and is therefore unable to determine the impact on the Company's financial statements.
Significant Accounting Policies
 There have been no new or material changes to the significant accounting policies discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that are of significance, or potential significance to the Company.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of September 30, 2015, and December 31, 2014 (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2015
Cash	$188.5	$—	$—	$188.5	$188.5	$—	$—
Level 1:
Money market funds	542.1	—	—	542.1	542.1	—	—
U.S. treasuries & corporate equity securities	127.1	0.2	(0.7)	126.6	—	60.5	66.1
Subtotal	669.2	0.2	(0.7)	668.7	542.1	60.5	66.1
Level 2:
Commercial paper	223.0	—	—	223.0	64.9	158.1	—
Corporate securities	955.6	2.2	(0.6)	957.2	—	340.8	616.4
U.S. government agencies	509.6	0.9	—	510.5	62.7	192.5	255.3
Non-U.S. government securities	28.8	—	—	28.8	—	10.3	18.5
Municipal securities	546.9	1.6	—	548.5	10.0	109.3	429.2
Subtotal	2,263.9	4.7	(0.6)	2,268.0	137.6	811.0	1,319.4
Total assets measured at fair value	$3,121.6	$4.9	$(1.3)	$3,125.2	$868.2	$871.5	$1,385.5

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2014
Cash	$227.7	$—	$—	$227.7	$227.7	$—	$—
Level 1:
Money market funds	324.4	—	—	324.4	324.4	—	—
U.S. treasuries & corporate equity securities	46.1	—	(0.1)	46.0	—	19.3	26.7
Subtotal	370.5	—	(0.1)	370.4	324.4	19.3	26.7
Level 2:
Commercial paper	120.5	—	—	120.5	48.2	72.3	—
Corporate securities	904.8	1.3	(1.6)	904.5	—	241.7	662.8
U.S. government agencies	446.0	0.3	(0.4)	445.9	—	105.6	340.3
Non-U.S. government securities	42.2	—	(0.1)	42.1	—	26.1	16.0
Municipal securities	385.4	0.7	(0.2)	385.9	—	167.2	218.7
Subtotal	1,898.9	2.3	(2.3)	1,898.9	48.2	612.9	1,237.8
Total assets measured at fair value	$2,497.1	$2.3	$(2.4)	$2,497.0	$600.3	$632.2	$1,264.5

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of September 30, 2015 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,006.9	$1,007.6
Mature in one to five years	1,379.4	1,383.0
Mature in five to ten years	2.5	2.5
Total	$2,388.8	$2,393.1
Realized gains and losses, recognized on the sale of investments, were not material for any of the periods presented.
There were no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2015, and there were no changes in the valuation techniques used by the Company.
Foreign Currency Derivatives
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on cash flow from foreign currency denominated sales, expenses, and intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar (“USD”). The terms of the Company's derivative contracts are generally twelve months or shorter. The derivative assets and liabilities are measured using Level 2 fair value inputs.
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than USD, primarily the European Euro (“EUR”), the British Pound (“GBP”), the Japanese Yen (“JPY”), and the Korean Won (“KRW”). The Company also enters into currency forward contracts as cash flow hedges to hedge certain forecasted expense transactions denominated in EUR.
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The gains reclassified to revenue related to the hedged transactions were $0.6 million and $5.1 million for the three and nine months ended September 30, 2015, and $1.7 million and $2.2 million for the three and nine months ended September 30, 2014. The amounts reclassified to expenses related to the hedged transactions were not material for the three and nine months ended September 30, 2015, and 2014.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and the Swiss Franc (“CHF”). The net gains (losses) recognized in interest and other income, net in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015, and 2014, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Notional amounts:
Forward contracts	$114.1	$7.9	$100.7	$102.1
Gross fair value recorded in:
Prepaid and other current assets	$1.6	$1.1	$1.2	$7.9
Other accrued liabilities	$0.4	$—	$0.4	$0.1

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Inventories
The following table provides further details of inventories (in millions):

	September 30, 2015	December 31, 2014
Raw materials	$58.7	$60.0
Work-in-process	8.0	8.7
Finished goods	127.3	113.0
Total inventories	$194.0	$181.7
Supplemental Cash Flow Information

The following table provides supplemental non-cash investing activities (in millions):

	Nine Months Ended September 30,
	2015	2014
Equipment transfers from inventories to property, plant and equipment	$19.9	$23.8

NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	September 30, 2015	December 31, 2014
Gross lease receivable	$64.7	$40.4
Unearned income	(3.4)	(2.2)
Allowance for credit loss	(0.4)	—
Net investment in sales-type leases	60.9	38.2
Reported as:
Prepaids and other current assets	14.3	5.8
Intangible and other assets, net	46.6	32.4
Total, net	$60.9	$38.2
Contractual maturities of gross lease receivables at September 30, 2015, are as follows (in millions):

Amount
2015	$3.2
2016	16.8
2017	16.9
2018	15.8
2019	8.1
Thereafter	3.9
Total	$64.7

NOTE 6.    CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, insurance, and contract disputes. Certain of these lawsuits and claims are described in further detail below. It is not possible to predict what the outcome of these matters will be and the Company cannot guarantee that any resolution will be reached on commercially reasonable terms, if at all. As of September 30, 2015, with the exception of the tolled product liability claims described below, the Company has determined that a loss is not probable or that a range of probable losses related to material pending or threatened litigation matters cannot be reasonably estimated. It is possible that future legal costs (including settlements, judgments, legal fees, and other related legal costs) could have a material adverse effect on the Company's business, financial position, or future results of operations.
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
Purported Shareholder Class Action Lawsuits Filed April 26, 2013, and May 24, 2013
On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical, et al., No. 5-13-cv-1920, was filed against a number of the Company's current and former officers and directors in the United States District Court for the Northern District of California. A substantially identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 5:13-cv-02365, was filed in the same court against the same defendants on May 24, 2013. The Adel case was voluntarily dismissed without prejudice on August 20, 2013.
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by making allegedly false and misleading statements and omitting certain material facts in certain public statements and in the Company's filings with the SEC. On November 18, 2013, the court appointed the Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, which was granted in part and denied in part on August 21, 2014. The plaintiffs elected not to further amend their complaint. On October 22, 2014, the court granted the Company’s motion for leave to file a motion for reconsideration of the court’s August 21, 2014, order. The Company filed its motion for reconsideration on November 5, 2014, the plaintiffs filed their opposition on November 19, 2014, and the Company filed its reply on November 26, 2014. The court denied the motion for reconsideration on December 15, 2014, and discovery is ongoing. The plaintiffs moved for class certification on September 1, 2015, and the Company filed its opposition to class certification on October 15, 2015. The case is moving forward on the claims that remain. No trial date has been set. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
Purported Derivative Actions Filed on February 3, 2014, February 21, 2014, March 21, 2014, June 3, 2014, and March 5, 2015
On February 3, 2014, an alleged stockholder, Robert Berg, caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4:14-CV-00515, to be filed in the United States District Court for the Northern District of California. The lawsuit names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants.  The lawsuit seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between 2012 and early 2014.  It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees.  On April 3, 2014, the case was related to In re Intuitive Surgical Securities Litigation. On July 30, 2014, the court granted Berg’s motion to be appointed lead plaintiff, denied the City of Birmingham’s motion seeking such appointment (see below for additional description), and re-titled the matter In re Intuitive Surgical, Inc. Shareholder Derivative Litigation, No. 4:14-CV-00515. On August 13, 2014, the plaintiffs filed a consolidated complaint, making allegations substantially similar to the allegations in the original complaint. On September 12, 2014, the Company filed a motion to dismiss the consolidated complaint. The plaintiff filed an opposition on October 9, 2014, and the Company filed its reply on October 30, 2014. The motion remains pending. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief.  On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014.  The district court remanded the case back to San Mateo County Superior Court on June 30, 2014. On August 28, 2014, the Company filed a motion seeking to stay the case in favor of the federal action and asking that the plaintiff be required to post a bond because the action was duplicative and was not in the Company’s best interests. On November 13, 2014, the superior court entered an order denying in part the Company’s motion to stay and denying the Company's request for plaintiff's bond. On November 18, 2014, the Company petitioned the First

Appellate District of the California, Court of Appeal for a writ of mandate directing the superior court to stay the case in its entirety. At the same time, the Company requested an immediate stay of proceedings pending resolution of the petition. On November 19, 2014, the court of appeal granted the Company’s request for an immediate stay and set a briefing schedule for the petition. The plaintiff filed its opposition to the petition on December 8, 2014, and the Company filed its reply on December 22, 2014. The petition was denied on January 8, 2015. On January 20, 2015, the Company demurred (moved to dismiss) the complaint. The plaintiff filed its opposition to the demurrer on February 10, 2015, and the Company filed its reply on February 20, 2015. A hearing was held on February 27, 2015, and the court overruled the demurrer on March 27, 2015. The court's order was entered on April 2, 2015, and the case is moving forward. On June 19, 2015, the Company moved for summary judgment, and a hearing on the Company's motion was set for September 4, 2015. On July 6, 2015, the court amended the case schedule, and the Company withdrew its motion for summary judgment. The new deadline for the Company to move for summary judgment is October 22, 2015 and the Company plans to file a motion to move forward on the same day. Trial is currently set for February 2016. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
On March 5, 2015, a fifth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Back v. Guthart et al., No. 3:15-CV-01037, to be filed in the United States District Court for the Northern District of California. On April 7, 2015, the lawsuit was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart. The Company filed a motion to dismiss the complaint on July 10, 2015. On August 13, 2015, the parties stipulated to a complete stay of the matter and the Court entered an order reflecting the stay on August 17, 2015. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
Product Liability Litigation
The Company is currently named as a defendant in approximately 90 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases death, as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys, many of which are subject to certain tolling agreements further discussed below. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court. On May 1, 2015, plaintiffs amended their complaint to add 25 additional plaintiffs. In total, plaintiffs seek damages on behalf of 45 patients who had da Vinci Surgeries in 20 different states.
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
After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during the first quarter of 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims may be appropriate. During the year ended December 31, 2014, the Company recorded pre-tax charges of $82.4 million, of which $77.0 million was recorded in the nine months ended September 30, 2014, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements. During the nine months ended September 30, 2015, the Company recorded pre-tax charges of $13.8 million, of which $7.2 million was recorded in the first quarter of 2015 and $6.6 million in the second quarter of 2015, related to these product liability claims. No charges were recorded during the three months ended September 30, 2015, and 2014.
The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for claimants who have participated in the mediation process. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants whose claims were not resolved through the mediation program, as well as those claimants who have not participated in mediations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of September 30, 2015, and December 31, 2014, a total of $29.9 million and $49.5 million, respectively, were included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets related to the tolled product liability claims.
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
Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the United States District Court for the Northern District of California. Plaintiff Illinois Union Insurance Co. seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by plaintiff to the Company, which provides coverage for products liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-HRL, also filed in the Northern District of California. Plaintiff Navigators Insurance Co. alleges that the Follow Form Excess Liability Insurance Policy issued by plaintiff to the Company for product liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014, should be rescinded. These cases have been consolidated under docket number 3:13-cf-04863. Both plaintiffs generally allege that the Company did not disclose the existence of tolling agreements or the number of claimants incorporated within those agreements, and allege that those agreements were material to plaintiffs’ underwriting processes. The Company intends to vigorously defend these actions. On March 3, 2015, the Company filed a cross-complaint for breach of contract and declaratory judgment against Ironshore Specialty Insurance Co. based on Ironshore’s failure to indemnify the Company for insured losses incurred in the defense and settlement of certain products liability claims brought against the Company involving the da Vinci Surgical System. On April 14, 2015, Ironshore filed an answer and counterclaim denying the allegations of the Company's cross-complaint and asserting counterclaims against the Company for declaratory judgment and breach of contract. Based on currently available information, the Company does not believe the resolution of these matters will have a material adverse effect on the Company's business, financial position, or future results of operations.

NOTE 7.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program

On January 29, 2015, the Company's Board of Directors (the “Board”) authorized the Company to repurchase up to $1.0 billion of the Company’s outstanding common stock. As of September 30, 2015, the remaining amount of share repurchases authorized by the Board was approximately $900.5 million.
The following table provides the share repurchase activities during the three and nine months ended September 30, 2015, and 2014 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares repurchased	0.1	—	0.2	2.5
Average price per share	$509.36	$—	$499.81	$397.52
Value of shares repurchased	$35.5	$—	$99.5	$1,000.0

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2015, and 2014, are as follows (in millions):

	Three Months Ended September 30, 2015
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.8	$2.3	$(6.2)	$(3.3)	$(6.4)
Other comprehensive income before reclassifications	1.1	0.4	2.9	—	4.4
Amounts reclassified from accumulated other comprehensive income	(0.7)	(0.1)	—	0.1	(0.7)
Net current-period other comprehensive income (loss)	0.4	0.3	2.9	0.1	3.7
Ending balance	$1.2	$2.6	$(3.3)	$(3.2)	$(2.7)

	Three Months Ended September 30, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(0.1)	$2.5	$0.7	$(2.5)	$0.6
Other comprehensive income before reclassifications	6.4	(2.9)	(1.0)	—	2.5
Amounts reclassified from accumulated other comprehensive income	(1.7)	(0.1)	—	0.1	(1.7)
Net current-period other comprehensive income (loss)	4.7	(3.0)	(1.0)	0.1	0.8
Ending balance	$4.6	$(0.5)	$(0.3)	$(2.4)	$1.4

	Nine Months Ended September 30, 2015
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.1	$(0.2)	$(2.1)	$(3.9)	$(5.1)
Other comprehensive income before reclassifications	5.6	3.5	(1.2)	0.4	8.3
Amounts reclassified from accumulated other comprehensive income	(5.5)	(0.7)	—	0.3	(5.9)
Net current-period other comprehensive income (loss)	0.1	2.8	(1.2)	0.7	2.4
Ending balance	$1.2	$2.6	$(3.3)	$(3.2)	$(2.7)

	Nine Months Ended September 30, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$1.7	$0.4	$—	$2.1
Other comprehensive income before reclassifications	6.8	(1.5)	(0.7)	(2.6)	2.0
Amounts reclassified from accumulated other comprehensive income	(2.2)	(0.7)	—	0.2	(2.7)
Net current-period other comprehensive income (loss)	4.6	(2.2)	(0.7)	(2.4)	(0.7)
Ending balance	$4.6	$(0.5)	$(0.3)	$(2.4)	$1.4

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
As of September 30, 2015, approximately 2.0 million shares of common stock were reserved for future issuance under the Company’s stock plans. A maximum of 0.9 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the nine months ended September 30, 2015, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	5.0	$395.85
Options granted	0.4	$520.10
Options exercised	(0.8)	$321.19
Options forfeited/expired	(0.2)	$496.02
Balance at September 30, 2015	4.4	$417.89
As of September 30, 2015, options to purchase an aggregate of 3.1 million shares of common stock were exercisable at a weighted-average price of $392.34 per share.

Restricted Stock Units Information
A summary of RSU activity for the nine months ended September 30, 2015, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2014	0.2	$441.07
Granted	0.3	$512.62
Vested	(0.1)	$436.27
Canceled	0.0	$480.78
Unvested balance at September 30, 2015	0.4	$485.73
During the nine months ended September 30, 2015, approximately 27,000 RSUs were canceled.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $31.2 million and 0.1 million shares for $29.4 million during the nine months ended September 30, 2015, and 2014, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2015, and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales - products	$6.2	$5.1	$16.9	$14.1
Cost of sales - services	3.2	3.7	9.8	10.1
Total cost of sales	9.4	8.8	26.7	24.2
Selling, general and administrative	25.0	26.3	71.7	75.6
Research and development	9.8	10.1	28.2	28.1
Share-based compensation expense before income taxes	44.2	45.2	126.6	127.9
Income tax benefit	14.9	14.9	41.5	41.1
Share-based compensation expense after income taxes	$29.3	$30.3	$85.1	$86.8
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Option Plans
Risk free interest rate	1.6%	1.6%	1.6%	1.5%
Expected term (in years)	4.0	4.1	4.3	4.3
Expected volatility	27%	30%	28%	31%
Weighted average fair value at grant date	$127.14	$121.04	$131.44	$121.85
Employee Stock Purchase Plan
Risk free interest rate	0.4%	0.2%	0.4%	0.2%
Expected term (in years)	1.2	1.2	1.2	1.3
Expected volatility	31%	33%	31%	33%
Weighted average fair value at grant date	$146.87	$131.70	$146.72	$130.37

NOTE 9.    INCOME TAXES
Income tax expense for the three months ended September 30, 2015, was $26.3 million, or 13.6% of income before taxes, compared with $37.4 million, or 23.2% of income before taxes for the three months ended September 30, 2014. Income tax expense for the nine months ended September 30, 2015, was $107.9 million, or 21.3% of income before taxes, compared with $92.2 million, or 25.3% of income before taxes for the nine months ended September 30, 2014. The Company’s effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. The effective tax rate for the three and nine months ended September 30, 2015, also reflected a $29.3 million tax benefit due to a recent U.S. Tax Court opinion involving an independent third party, filed July 27, 2015. Based on the findings of the U.S. Tax Court, the Company was required to, and did, refund to its foreign subsidiary the share-based compensation element of certain intercompany charges made in prior periods. On an ongoing basis, share-based compensation will be excluded from intercompany charges. The effective tax rate for the nine months ended September 30, 2015, further reflected discrete benefits of approximately $7.8 million, recorded in the second quarter of 2015, mainly related to net releases of unrecognized tax benefits in connection with the conclusion of tax audits in various tax jurisdictions. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The Company’s effective tax rate for the three and nine months ended September 30, 2015, did not include the tax benefit from the U.S. federal Research and Development (“R&D”) credit because the credit expired at the end of 2014.  If the credit is reinstated retroactively, the tax benefit will be recorded as a discrete item in the period of reinstatement. The income tax provision for the three and nine months ended September 30, 2014, also did not include any federal R&D credit, because the 2014 credit was not retroactively reinstated until December 2014, and the credit for the full year was reflected in the fourth quarter of 2014.
As of September 30, 2015, the Company had total gross unrecognized tax benefits of approximately $83.5 million compared with approximately $75.5 million as of December 31, 2014, representing a net increase of approximately $8.0 million for the nine months ended September 30, 2015. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
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
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three and nine months ended September 30, 2015, and 2014 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$167.3	$123.7	$398.8	$272.0
Denominator:
Weighted-average shares outstanding used in basic calculation	37.3	36.1	37.0	37.1
Add: dilutive effect of potential common shares	0.7	0.8	0.8	0.8
Weighted-average shares used in computing diluted net income per share	38.0	36.9	37.8	37.9
Net income per share:
Basic	$4.49	$3.43	$10.78	$7.33
Diluted	$4.40	$3.35	$10.55	$7.18

Share-based compensation awards of approximately 1.5 million and 2.5 million weighted-average shares for the three months ended September 30, 2015, and 2014, respectively, and approximately 1.7 million and 3.0 million weighted-average shares for the nine months ended September 30, 2015, and 2014, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of September 30, 2015, and results of operations for the three and nine months ended September 30, 2015, and 2014, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section-21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement, insurance deductibles, and fees which will be levied on certain medical device revenues; decreases in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions, or any dispute that may occur with any regulatory body; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding our Company and safety of our products and the adequacy of training; our ability to expand in foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
da Vinci Surgical Systems enable surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional MIS. Surgeons using a da Vinci Surgical System operate while seated comfortably at a console viewing a Three Dimensional (“3-D”) representation of a High Definition (“HD”) image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the open surgery technique. Our technology is designed to provide surgeons with a range of motion of MIS instruments in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy and safe to use.

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
In 2014, approximately 570,000 surgical procedures were performed with the da Vinci Surgical System, compared with approximately 523,000 and 450,000 procedures performed in 2013 and 2012, respectively. The growth in our overall procedure volume in 2014 was driven by growth in U.S. general surgery procedures and worldwide urologic procedures.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 449,000 in 2014, compared with approximately 422,000 in 2013, and approximately 367,000 in 2012.
Gynecology is our largest U.S. surgical specialty. Overall U.S. gynecology procedure volume was approximately 235,000 in 2014, compared with 240,000 in 2013, and 222,000 in 2012. Our growth through 2013 was driven by adoption of dVH, our highest volume procedure, and other gynecologic procedures, including sacrocolpopexy and myomectomy largely resulting from capturing market share from open surgery techniques for these procedures. In 2014, our U.S. gynecology procedures declined 2% driven primarily by fewer benign dVH procedures. As of 2014, we estimate that approximately 80% of total benign hysterectomies were performed via minimally invasive approaches, including robotic, laparoscopic, and vaginal techniques. Given this high level of MIS penetration, we believe our benign hysterectomy volume largely declined with the overall market, which reflected payor trends encouraging more conservative non-surgical disease management approaches for certain uterine conditions. In addition, the number of myomectomies declined in 2014 after the Food and Drug Administration (“FDA”) discouraged the use of power morcellators in gynecologic procedures based upon their assessment of the risk of spreading an undiagnosed cancer. While we do not manufacture or sell these power morcellators, they were widely used in myomectomy procedures. Our benign dVH procedure volumes were approximately 148,000, 150,000, and 138,000 in 2014, 2013, and 2012, respectively. We believe robotic surgery is the most common method of performing hysterectomies for cancer. dVH for cancer procedure volumes were approximately 43,000, 41,000, and 38,000 in 2014, 2013, and 2012, respectively.
General surgery is our second largest and fastest growing specialty in the U.S. Overall, U.S. general surgery procedure volume grew to approximately 107,000 in 2014 compared with approximately 81,000 in 2013, and 42,000 in 2012. Growth through 2013 was driven by rapid adoption of da Vinci Cholecystectomies, the first procedure to be FDA-cleared for Single-Site Surgery, and earlier stage growth in low anterior resections, colon procedures, and several other general surgery procedures. In 2014, cholecystectomy growth moderated, and general surgery growth was driven by growth across a broad set of procedures, including ventral and inguinal hernia repair, colorectal, bariatric, foregut, and other procedures. The moderation in cholecystectomies reflected a shift in focus from Single-Site Cholecystectomy to hernia repair. While we continue to receive positive feedback from groups of the patient and surgeon populations that see value in the single incision approach to cholecystectomy and/or the real-time imaging of the biliary anatomy with our Firefly technology, we have experienced declines in 2015 cholecystectomy procedures.
U.S. urology procedure volume was approximately 91,000 in 2014, compared with approximately 85,000 in 2013, and 88,000 in 2012. We believe dVP to be the most common method of prostate cancer surgery in the U.S. About 60,000 dVPs were performed in 2014, compared with 58,000 in 2013, and 62,000 in 2012. We believe the U.S. Preventive Services Task Force recommendation against PSA screening, as well as changes in treatment patterns for low risk prostate cancer away from definitive treatment, contributed to an approximate 6% decline in our dVP business in 2013. After continuing to decline during the first half of 2014, U.S. dVP returned to growth during the second half of 2014 and the first three quarters of 2015. We believe the return to growth reflects broad prostate cancer patient care trends.
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
Recurring revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Recurring revenue increased to $1.5 billion or 70% of total revenue in 2014, compared with $1.4 billion, or 63% of total revenue in 2013, and $1.2 billion, or 57% of total revenue in 2012. The increasing proportion of recurring revenue largely reflects continued adoption of procedures on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 3,266 at December 31, 2014, compared with approximately 2,966 at December 31, 2013, and approximately 2,585 at December 31, 2012. Recurring revenue for the nine months ended September 30, 2015, was $1.2 billion, or 71% of revenue, compared with $1.1 billion, or 73% of revenue for the nine months ended September 30, 2014. The decrease in the proportion of recurring revenue reflects higher systems revenue in the nine months ended September 30, 2015, relative to the nine months ended September 30, 2014. The installed base of da Vinci Surgical Systems was approximately 3,477 at September 30, 2015.
We provide our products through direct sales organizations in the U.S., Japan, Korea, and Europe, excluding Spain, Portugal, Italy, Greece and Eastern European countries. In the remainder of our international markets, we provide our products through distributors. In June 2014, we terminated our distribution relationship with Adachi Co., Ltd., a Japanese distributor and now market, sell, and service our products directly to end customers in Japan.
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
We also received FDA clearance on an initial set of instruments for the Xi Surgical system with the initial launch of the system.  Since that time, we received FDA clearances for Xi versions of our EndoWrist One Vessel Sealer, Firefly, and EndoWrist Stapler 45.  In the second quarter of 2015, we received FDA clearance for an additional set of da Vinci Xi instruments.  In June 2015, we received CE mark clearance for our integrated table motion product in Europe. Integrated table motion coordinates the movements of the da Vinci robot arms with a version of a Trumpf MedicalTM TruSystem® 7000dV operating room table to enable shifting patient position while the da Vinci system remains docked.  Initial cases were successfully completed using the integrated table motion technology in the third quarter of 2015 and we plan to begin a phased introduction in Europe during the fourth quarter of 2015. We filed for FDA 510(k) clearance for the integrated table motion technology in the U.S. in June 2015. We also filed for FDA 510(k) clearances in the U.S. for the Single-Site instruments and 30mm EndoWrist stapler products for the da Vinci Xi Surgical System in August 2015. In the future, we plan to apply for additional clearances to expand the da Vinci Xi platform product and feature set, including the da Vinci Single Port Surgical System, as described below.
In April 2014, we received FDA clearance to market our da Vinci Single Port Surgical System in the U.S. for single-port urologic surgeries. We are in the process of modifying the da Vinci Single Port Surgical System to be compatible with the da Vinci Xi Surgical system. We plan to seek additional FDA clearance(s) for the da Vinci Single Port Surgical System for procedure(s) in which a single small entry point to the body and parallel delivery of instruments is important. Such surgeries could include those performed through a natural orifice like the mouth for head and neck procedures or those performed through a single skin incision. We anticipate increased clinical evaluation of da Vinci Single Port Surgical System in 2016, particularly in transoral and transabdominal applications.
We obtained approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci Si Surgical System in October 2012 and for our da Vinci Xi Surgical System in March 2015. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan, our only broadly reimbursed procedure to date. We are currently seeking reimbursement for additional procedures through the MHLW's Senshin Iryo processes as well as alternative reimbursement processes. Our Senshin Iryo approvals require in-country clinical data and are considered for reimbursed status in April of even numbered years. Japanese surgeons have submitted clinical data for consideration of partial nephrectomy reimbursement in the April 2016 cycle. There can be no assurance that we will gain additional Senshin Iryo reimbursements for the procedures or at the times we have targeted. We are continuing our discussions with stakeholders concerning the reimbursement for several other procedures; however inclusion of other procedures in reimbursement guidelines in 2016 are unlikely. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
FDA Inspections
From October 7, 2015, to October 13, 2015, subsequent to the third fiscal quarter of 2015, the FDA conducted a routine inspection at our Sunnyvale facilities. The scope of the inspection included general surveillance in the form of a quality system inspection technique (“QSIT”) and follow-up on previous observations identified in the Form FDA 483 that was issued in 2014. No observations were communicated to us at the close of audit and we expect to receive a final establishment inspection report (“EIR”) from the FDA in the fourth quarter of 2015.

Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field that could pose a risk to health. The definition of “recalls and corrections” is expansive and includes repair, replacement, inspections, re-labeling and issuance of new, added or reinforcement of instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting and monitoring worldwide. There are other actions which a medical device manufacturer may take in the field without reporting, including routine servicing, the introduction of new products, and new indications for use and stock rotations.
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
In September 2014, we stopped shipping the EndoWrist Stapler 45 for the da Vinci Si Surgical System and advised our customers to suspend use. While the observed failure rate in the field was low at 0.023%, based on the total number of staple fires, we believe that immediately suspending use was the best course of action in the interest of patients. Our investigation of the three failed EndoWrist Staplers uncovered two separate failure modes in the clamp mechanism: 1) a component failure in two instruments and 2) an assembly error in one instrument. Based on these findings, in December 2014, we voluntarily initiated a field recall related to the EndoWrist Stapler 45 instrument for the da Vinci Si Surgical System. We have refined the relevant design elements and manufacturing processes to address these failure modes and began shipping replacement instruments in early 2015.
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
Overall. During the nine months ended September 30, 2015, total da Vinci procedures grew approximately 14%, compared with growth of approximately 9% for the nine months ended September 30, 2014. U.S. procedure growth during the nine months ended September 30, 2015 was approximately 11%, compared with approximately 6% for the nine months ended September 30, 2014. The higher year-to-date 2015 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures; growth in dVP; growth in gynecologic oncology procedures; and due to the unfavorable impact of transitional issues associated with the implementation of the Affordable Care Act had on our procedure growth in early 2014.
International procedure growth during the nine months ended September 30, 2015, was approximately 26%, compared with approximately 20% for the nine months ended September 30, 2014, driven by continued growth in dVP and earlier stage growth in kidney cancer, colorectal procedures, and gynecologic oncology.
The higher 2015 international procedure growth rate reflects increased da Vinci adoption in Asian markets, including China, Japan, and Korea. While we are encouraged by procedure adoption in China, future system placements are dependent on completion of the central purchasing tender under the current authorization, which is set to expire at the end of 2015. It is not certain whether the tender process will be completed, or when future governmental authorizations and approvals may enable system placements in 2016 and beyond. In Japan, procedure growth rates are likely to be impacted by the timing of procedure reimbursement approval for procedures in addition to dVP.
dVP. We believe the U.S. Preventive Services Task Force recommendation against PSA screening impacted our U.S. dVP procedure growth since 2013. U.S. dVP returned to growth during the second half of 2014 and the first three quarters of 2015. We believe the return to growth reflects broad prostate cancer patient care trends. Internationally, dVP adoption is at earlier stages, with lower market penetration, and has continued to grow over the past couple years despite shifting patient treatment trends that have negatively impacted the overall prostatectomy volumes in certain countries. We expect that the number of dVP procedures performed in the US will fluctuate with the overall prostatectomy market.

U.S. Gynecology. For the year ended 2014, U.S. gynecology procedures declined by approximately 2% compared with 2013, with approximately 3% decline in benign procedures partly offset by an approximate 5% growth in oncology procedures. We believe that the pressure on U.S. benign gynecologic procedures reflected a macro trend of fewer benign gynecologic procedures caused by a number of factors including, but not limited to, larger patient deductibles and co-pays associated with the Affordable Care Act, a trend by payers toward encouraging conservative disease management, and FDA actions regarding the use of power morcellation in uterine surgeries, which mostly impacted da Vinci myomectomy procedures (see more detailed description of the FDA Actions Concerning Morcellation below). Minimally invasive surgery is presently approaching 80% penetration of the U.S. benign hysterectomy market, causing the rate of migration from open surgeries to minimally invasive surgeries to slow. Combined with the dispersion of the remaining open procedures among hospitals and surgeons, we believe the number of da Vinci hysterectomies performed for benign conditions has moved roughly in-line with the gradually decreasing surgical market in 2014. During the nine months ended September 30, 2015, our total U.S. gynecology procedure volume was approximately 1% higher compared with the first nine months of 2014. While benign hysterectomy procedures have continued to decline modestly in 2015, malignant hysterectomy procedures have grown at a higher rate than in 2014. In recent quarters, an increasing proportion of our total hysterectomy procedures have been performed by gynecologic oncologists. As a result, the classification of hysterectomy procedures as either cancerous or benign is potentially becoming less precise.
U.S. General Surgery. For the year ended 2014, U.S. general surgery procedures grew by approximately 32%, with growth shifting from cholecystectomy to hernia repair, colorectal resections, and other general surgery procedures. This trend has continued in 2015. The whole category of General Surgery has grown well with hernia repair procedures growing the most. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. Given the differences in complexity among hernia patient populations, it is difficult to estimate the timing of and to what degree da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed in different modalities of surgery. Adoption of colorectal procedures, which include several underlying procedures including low anterior resections for rectal cancers and certain colon procedures for benign and cancer conditions, has been ongoing for several years, and is supported by recently launched technologies such as the da Vinci Xi Surgical System, EndoWrist Stapler, and EndoWrist Vessel Sealer.
In December 2011, we received FDA clearance for Single-Site Cholecystectomy, our first procedure cleared for Single-Site instruments. da Vinci cholecystectomies are performed with either Single-Site instruments or multiport instruments. While we believe da Vinci cholecystectomies provide meaningful value for a segment of the patient and surgeon population, it is a lower complexity procedure which can generally be executed in a minimally invasive manner via multiport laparoscopy and has lower reimbursement rates than more complex procedures. For these reasons, it is difficult to estimate to what degree or timing that we may capture these procedures. During 2014, total U.S. cholecystectomies grew at a lower rate than in previous years, and declined in the fourth quarter of 2014 and the first three quarters of 2015. However, broad growth across a number of general surgery procedures, most notably hernia repair and colorectal resections, offset the slowing adoption of cholecystectomy.
Intuitive Surgical da Vinci System Leasing. Starting in 2014, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire da Vinci systems and expand da Vinci surgery availability while leveraging our balance sheet. The leases generally have commercially competitive terms as compared with other third party entities that offer equipment leasing. We include both operating and sales-type leases in our system shipment and installed base disclosures. We exclude operating leases from our system average selling prices computations. In the three and nine month periods ended September 30, 2015, we shipped 20 and 43 systems under lease arrangements, respectively, of which 13 and 27 were classified as operating leases, respectively. In the three and nine month periods ended September 30, 2014, we shipped 11 and 29 systems under leases, respectively, of which 6 and 9 were classified as operating leases, respectively. Generally, our operating leases provide our customers with the right to purchase the leased systems sometime during or at the end of the lease term. During the three and nine month periods ended September 30, 2015, customers purchased 2 and 4 systems, respectively, that were under operating lease arrangements resulting in $2.6 million and $4.9 million of systems revenue being recognized during the three and nine month periods ended September 30, 2015, respectively. There were no lease buyouts in the first nine months of 2014.
In the three and nine month periods ended September 30, 2015, operating lease revenue was $1.8 million and $4.3 million, respectively, compared with $0.4 million and $0.6 million in the three and nine month periods ended September 30, 2014, respectively. As of September 30, 2015, 36 da Vinci systems were rented under operating lease arrangements.
Procedure Seasonality. More than half of da Vinci procedures performed are for benign conditions, most notably benign hysterectomies, hernia repairs, and cholecystectomies. The proportion of these benign procedures has grown over time in relation to the total number of procedures performed. Hysterectomies for benign conditions, cholecystectomies, hernia repairs, and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality for the first three quarters of 2015 was similar to years prior to 2014 and less pronounced than in early 2014, when procedure volume was negatively impacted by transitional issues associated with the implementation of the Affordable Care Act.
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
Recently, third party entities have begun to offer robotic surgery consulting services targeted at analyzing the cost-effectiveness of hospitals’ robotic surgery programs, including procedures performed, placement of systems, and consumption of instruments and accessories. We currently provide similar services and analyses to our customers, but it is difficult to assess the impact that this may have on future procedure adoption and growth.
FDA Actions Concerning Morcellation. In April 2014, the FDA announced that it discourages the use of power morcellators in the surgical removal of assumed benign fibroids. This statement was followed in July 2014 by an FDA panel discussion on the topic. In November 2014, the FDA issued specific contraindications for the use of laparoscopic power morcellation and required specific patient warning prior to its use in surgery. We do not manufacture or sell power morcellation products and power morcellators do not attach to da Vinci Surgical Systems. Minimally invasive da Vinci gynecologic surgeries are routinely performed without the use of power morcellators. However, we believe that these FDA actions likely created some uncertainty for surgeons and patients when choosing among minimally invasive surgical methods for removing fibroids that may have adversely impacted the number of da Vinci procedures performed. Since the second quarter of 2014, we have experienced a decline in myomectomies that we believe likely reflected the impact of the FDA actions. Myomectomies are not a significant portion of our business. It is difficult to gauge what impact the FDA actions may have had on benign dVH procedures, although as indicated above, an increasing proportion of our hysterectomy procedures in recent quarters have been performed by gynecologic oncologists.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including procedure growth rates, market response to our recently launched da Vinci Xi Surgical System, hospitals consolidation trends, evolving system utilization and point of care dynamics, additional reimbursements in various global markets including Japan, the timing around governmental tenders and authorizations, the timing of when we receive regulatory clearance in our other international markets for our Xi System and related instruments. Future demand may also be impacted by anticipated robotic surgery competition, including from companies that have made explicit statements about their efforts to enter the field, including Johnson & Johnson and Google Inc., MedRobotics Corp., meerecompany Inc., Medtronic PLC, Olympus Corp., SOFAR S.p.A., IMRIS Inc., TransEnterix, Inc., and Titan Medical, Inc., as well as other economic and geopolitical factors.
Recent Media and Lawsuits
In recent years, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, and the adequacy of surgeon training and our sales and marketing practices. In addition, as further described in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I, we are currently named as a defendant in approximately 90 individual product liability lawsuits and a multi-plaintiff product liability lawsuit filed on behalf of 45 patients who underwent da Vinci Surgery. Plaintiffs’ attorneys have been engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci Surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. In an effort to avoid the expense and distraction of defending multiple lawsuits, we entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in mediation efforts. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that we provide appropriate training on the use of the da Vinci Surgical System, consistent with our role as device manufacturer. However, the recent negative media publicity likely has and may continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods.
During the year ended December 31, 2014, we recorded pre-tax charges of $82.4 million, of which $77.0 million was recorded in the nine months ended September 30, 2014, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements. During the nine months ended September 30, 2015, we recorded pre-tax charges of $13.8 million, of which $7.2 million was recorded in the first quarter of 2015 and $6.6 million in the second quarter of 2015, related to these product liability claims. No charges were recorded during the three months ended September 30, 2015, and 2014. The claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (MCS) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013.

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
EndoWrist One Vessel Sealer. In December 2011, we received FDA clearance for the EndoWrist One Vessel Sealer for use with the da Vinci Si Surgical system. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7 mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables surgeons to fully control vessel sealing, while providing the benefits of da Vinci Surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. Clinical response to the EndoWrist One Vessel Sealer has been encouraging, with positive commentary on precision, articulation, vessel sealing quality, and thermal spread. The adoption of the EndoWrist One Vessel Sealer has centered on general surgery and gynecology procedures. In June 2014, we received FDA clearance for the da Vinci Xi version of the EndoWrist One Vessel Sealer.
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads for use with the da Vinci Si Surgical System. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic, and urologic surgery. This instrument enables operators to precisely position and fire the stapler. Its initial surgical use was directed towards colorectal procedures. During 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers. In 2014, we expanded the availability of the EndoWrist Stapler to a broadening set of customers. In September 2014, we notified our customers to suspend the use of the EndoWrist Stapler 45 (see Recalls and Corrections section for additional discussion). In January 2015, we began to ship the replacement product for the da Vinci Si and began to ship initial da Vinci Xi versions of the EndoWrist Stapler 45, including Blue, Green, and White 45 mm reloads. The White reloads are only available on the da Vinci Xi platform. In April 2015, we received CE Mark status to sell the EndoWrist Stapler for the Si and Xi Surgical Systems in European markets. Although our early customer experiences have been positive, we are in the early stages of selling EndoWrist Stapler 45, and we are not able to predict the extent to which the instrument may be adopted.
Third Quarter 2015 Financial Highlights

•	Total revenue increased by 7% to $589.7 million during the three months ended September 30, 2015, compared with $550.1 million during the three months ended September 30, 2014.

•	Approximately 162,000 da Vinci procedures were performed during the three months ended September 30, 2015, an increase of approximately 15% compared with the three months ended September 30, 2014.

•	Instrument and accessory revenue increased by 9% to $298.1 million during the three months ended September 30, 2015, compared with $272.8 million during the three months ended September 30, 2014.

•
Recurring revenue increased by 9% to $415.5 million during the three months ended September 30, 2015, representing 70% of total revenue, compared with $381.3 million during the three months ended September 30, 2014, representing 69% of total revenue.

•
Systems revenue increased by 3% to $174.2 million during the three months ended September 30, 2015, compared with $168.8 million during the three months ended September 30, 2014. 117 da Vinci Surgical Systems were shipped during the three months ended September 30, 2015, compared with 111 during the three months ended September 30, 2014.

•
As of September 30, 2015, we had a da Vinci Surgical System installed base of approximately 3,477 systems, consisting of 2,344 in the U.S., 586 in Europe, 215 in Japan, and 332 in the rest of the world.

•
Operating income increased by 19% to $189.9 million during the three months ended September 30, 2015, compared with $159.1 million during the three months ended September 30, 2014. Operating income included $44.2 million and $45.2 million of share-based compensation expense related to employee stock plans during the three months ended September 30, 2015, and 2014, respectively.

•
As of September 30, 2015, we had $3.1 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments increased by $628.2 million, compared with December 31, 2014, primarily driven by cash provided by operating activities and proceeds from employee stock option exercises.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of total revenue	2014	% of total revenue	2015	% of total revenue	2014	% of total revenue
Revenue:
Product	$472.3	80%	$441.6	80%	$1,363.3	80%	$1,208.0	79%
Service	117.4	20%	108.5	20%	344.6	20%	319.0	21%
Total revenue	589.7	100%	550.1	100%	1,707.9	100%	1,527.0	100%
Cost of revenue:
Product	155.3	26%	150.3	27%	468.9	27%	397.6	26%
Service	38.6	7%	39.2	7%	119.9	7%	109.0	7%
Total cost of revenue	193.9	33%	189.5	34%	588.8	34%	506.6	33%
Product gross profit	317.0	54%	291.3	53%	894.4	53%	810.4	53%
Service gross profit	78.8	13%	69.3	13%	224.7	13%	210.0	14%
Gross profit	395.8	67%	360.6	66%	1,119.1	66%	1,020.4	67%
Operating expenses:
Selling, general and administrative	154.9	26%	154.0	28%	480.2	28%	531.0	35%
Research and development	51.0	9%	47.5	9%	144.8	9%	130.7	9%
Total operating expenses	205.9	35%	201.5	37%	625.0	37%	661.7	44%
Income from operations	189.9	32%	159.1	29%	494.1	29%	358.7	23%
Interest and other income, net	3.7	1%	2.0	—%	12.6	1%	5.5	—%
Income before taxes	193.6	33%	161.1	29%	506.7	30%	364.2	23%
Income tax expense	26.3	5%	37.4	7%	107.9	7%	92.2	5%
Net income	$167.3	28%	$123.7	22%	$398.8	23%	$272.0	18%
Total Revenue
Total revenue was $589.7 million for the three months ended September 30, 2015, compared with $550.1 million for the three months ended September 30, 2014, driven by 9% higher recurring revenue and 3% higher systems revenue. Total revenue was $1.7 billion for the nine months ended September 30, 2015, compared with $1.5 billion for the nine months ended September 30, 2014, driven by 10% higher recurring revenue and 17% higher systems revenue.
In 2014, we offered certain customers who purchased a 4-arm da Vinci Si Surgical System the opportunity to trade out their systems for a da Vinci Xi Surgical System subsequent to its launch in the second quarter of 2014. Under that program, customers were able to return their da Vinci Si Surgical System and receive a credit substantially equal to the price paid for the da Vinci Si Surgical System towards the purchase of a da Vinci Xi Surgical System. In accordance with guidance for accounting for arrangements in which return rights exist, system revenue and associated inventory costs were deferred based on our estimate of the number of systems that were expected to be returned by the participating customers. Subject to meeting all other criteria of our revenue recognition policy, the revenue deferred was recognized at the date the da Vinci Xi Surgical Systems and related instruments and accessories were shipped and accepted by the customers participating in the trade-in program. The program was substantially completed by the end of 2014. Total revenue for the nine months ended September 30, 2014, excluded $3.9 million of net revenue which was deferred until the fourth quarter of 2014.

We sell in local currency in most of the European markets where we sell direct, as well as in Japan and Korea. Revenue for the three and nine months ended September 30, 2015, as compared with same period in 2014, was negatively impacted by the strengthening of the U.S. dollar against other currencies. We hedge a portion of our foreign currency denominated revenue and those hedges partially offset the negative impact of the strengthened U.S. dollar on revenue for the three and nine months ended September 30, 2015. Revenue denominated in foreign currencies was approximately 19% of total revenue for both the three and nine months ended September 30, 2015, compared with approximately 17% and 16% of total revenue for the three and nine months ended September 30, 2014, respectively. If the U.S. dollar continues to be stronger than it was in 2014 against other currencies and we are not able to adjust our foreign currency denominated pricing, our revenue will likely be negatively impacted during the remainder of 2015.
Revenue generated in the U.S. accounted for 74% and 73% of total revenue for the three and nine months ended September 30, 2015, respectively, compared with 72% and 71% of total revenue for the three and nine months ended September 30, 2014, respectively. We believe that domestic revenue has accounted for the large majority of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on domestic infrastructure. We have been investing in our international business and our international procedures have grown faster in proportion to U.S. procedures. In future years, we expect our international procedures and revenue will grow at a faster rate than in the U.S. and will make up an increasing portion of our business.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three and nine months ended September 30, 2015, and 2014 (in millions, except percentages and unit shipments):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Instruments and accessories	$298.1	$272.8	$872.1	$789.5
Systems	174.2	168.8	491.2	418.5
Total product revenue	472.3	441.6	1,363.3	1,208.0
Services	117.4	108.5	344.6	319.0
Total revenue	$589.7	$550.1	$1,707.9	$1,527.0
Recurring revenue	$415.5	$381.3	$1,216.7	$1,108.5
% of total revenue	70%	69%	71%	73%
Domestic	$438.5	$393.6	$1,238.7	$1,086.2
International	151.2	156.5	469.2	440.8
Total revenue	$589.7	$550.1	$1,707.9	$1,527.0
% of Revenue - Domestic	74%	72%	73%	71%
% of Revenue - International	26%	28%	27%	29%

Unit Shipments by Region:
Domestic unit shipments	80	61	215	167
International unit shipments	37	50	119	127
Total unit shipments*	117	111	334	294

Unit Shipments by Model:
da Vinci S unit shipments	—	7	1	10
da Vinci Si-e - Single console unit shipments (3 arm)	—	7	6	25
da Vinci Si - Single console unit shipments (4 arm)	22	35	68	116
da Vinci Si - Dual console unit shipments	5	3	18	34
da Vinci Xi - Single console unit shipments	61	46	167	85
da Vinci Xi - Dual console unit shipments	29	13	74	24
Total unit shipments*	117	111	334	294

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins of da Vinci standard Surgical Systems	—	6	4	16
Unit shipments involving trade-ins of da Vinci S Surgical Systems	22	22	72	53
Unit shipments involving trade-ins of da Vinci Si Surgical Systems	15	10	39	15
Total unit shipments involving trade-ins	37	38	115	84
Unit shipments not involving trade-ins	80	73	219	210
Total unit shipments*	117	111	334	294

*Systems shipped on operating leases (included in total unit shipments)	13	6	27	9

Product Revenue
Product revenue was $472.3 million for the three months ended September 30, 2015, compared with $441.6 million for the three months ended September 30, 2014. Product revenue for the three months ended September 30, 2014, included $14.9 million and $1.1 million of system and instrument and accessory revenue recognized, respectively, associated with the trade-out offers provided in connection with our da Vinci Xi launch.
Instrument and accessory revenue increased 9% to $298.1 million for the three months ended September 30, 2015, compared with $272.8 million for the three months ended September 30, 2014. The increase in instrument and accessory revenue was driven by procedure growth of approximately 15%, partially offset by the unfavorable impact of foreign currency and timing of customer orders. Third quarter 2015 U.S. procedure growth was approximately 12% compared to 8% in the third quarter 2014 and was driven by a higher general surgery procedure volume, particularly in hernia repair and colorectal procedures, and dVP growth. Third quarter 2015 international procedure growth increased approximately 28% compared to 20% in the third quarter of 2014 driven by continued growth in dVP and earlier stage growth in kidney cancer, colorectal procedures, and gynecologic oncology.
Systems revenue increased to $174.2 million during the three months ended September 30, 2015, from $168.8 million during the three months ended September 30, 2014, driven by higher third quarter 2015 system shipments and higher third quarter 2015 average selling prices, partially offset by $14.9 million of systems revenue recognized during the third quarter of 2014 associated with the da Vinci Xi Surgical System trade out offers. During the third quarter of 2015, 80 systems were shipped into the U.S., 19 into Europe, 9 into Japan, and 9 into other markets, of which none were into China, compared with 61 systems shipped into the U.S., 25 into Europe, 7 into Japan, and 18 into other markets, of which 10 were into China, during the third quarter of 2014. The increase in U.S. systems sales was driven by higher procedure growth in 2015 and a favorable market response to the da Vinci Xi System that was launched in the second quarter of 2014. Lower third quarter 2015 international systems sales were driven by fewer systems sold into China, reflecting the variability in the timing of capital sales and the central purchasing tender process in China.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of systems shipped under operating leases, was approximately $1.6 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, compared to $1.5 million for both the three and nine months ended September 30, 2014, reflecting a higher proportion of da Vinci Xi and dual console systems in the third quarter 2015 product mix.
Product revenue was $1.4 billion for the nine months ended September 30, 2015, compared with $1.2 billion for the nine months ended September 30, 2014. Product revenue for the nine months ended September 30, 2014 excluded $3.2 million and $0.7 million of system and instrument and accessory revenue deferred, respectively, associated with the trade-out offers provided in connection with our da Vinci Xi launch.
Instrument and accessory revenue increased 10% to $872.1 million for the nine months ended September 30, 2015, compared with $789.5 million for the nine months ended September 30, 2014. The increase in revenue was driven by approximately 14% higher procedure volume, reflecting approximately 11% U.S. procedure growth and 26% international procedure growth, partially offset by the unfavorable impact of foreign currency.
Systems revenue increased to $491.2 million during the nine months ended September 30, 2015, from $418.5 million during the nine months ended September 30, 2014, driven by higher da Vinci Surgical System units shipped year-to-date 2015. We shipped 334 da Vinci Surgical Systems during the nine months ended September 30, 2015, compared with 294 in the same period last year. The increase in system unit shipments primarily reflected higher system sales into the U.S. partially offset by fewer systems sold into international markets. During the nine months ended September 30, 2015, 215 systems were shipped into the U.S., 59 into Europe, 23 into Japan, and 37 into other markets, compared with 167 systems shipped into the U.S., 58 into Europe, 31 into Japan, and 38 into other markets during the nine months ended September 30, 2014. The increase in U.S. systems sales was driven by higher procedure growth in 2015 and a favorable market response to the da Vinci Xi System that was launched in the second quarter of 2014.
Service Revenue
Service revenue increased by 8% to $117.4 million for the three months ended September 30, 2015, compared with $108.5 million for the three months ended September 30, 2014. Service revenue increased by 8% to $344.6 million for the nine months ended September 30, 2015, compared with $319.0 million for the nine months ended September 30, 2014. We typically enter into multi-year fixed annual rate service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service periods. Higher service revenue during the three and nine months ended September 30, 2015, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.

Gross Profit
Product gross profit for the three months ended September 30, 2015, increased by 9% to $317.0 million, representing 67.1% of product revenue, compared with $291.3 million, representing 66.0% of product revenue, for the three months ended September 30, 2014. Product gross profit for the nine months ended September 30, 2015, increased 10% to $894.4 million, representing 65.6% of product revenue, compared with $810.4 million, representing 67.1% of product revenue, for the nine months ended September 30, 2014. The higher third quarter and year to date 2015 product gross profit was driven by higher product revenue.
The higher product gross profit margin for the three months ended September 30, 2015, as compared with the same period in 2014, was primarily driven by higher recall costs in the third quarter of 2014 as well as improved manufacturing efficiency in 2015, partially offset by unfavorable foreign currency impact related to international sales.
The lower product profit margin for the nine months ended September 30, 2015, was driven by a higher sales mix of recently introduced products that yield lower gross profit margins, including the da Vinci Xi Surgical System and EndoWrist One Vessel Sealer and Stapler; and an unfavorable foreign currency impact related to international sales.
Margins on newly launched products will typically be lower than our mature products reflecting vendor pricing on lower volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase and we refine our manufacturing processes and products, we expect to see improvement in the margins of these newly launched products. However, gross margins may ultimately differ for these newly launched products relative to previously launched products based on market conditions, volume, and complexity of the product.
Product gross profit for the three months ended September 30, 2015, and 2014, reflected share-based compensation expense of $6.2 million and $5.1 million, respectively. Product gross profit for the three months ended September 30, 2015, and 2014, included amortization expense of purchased intellectual property of $3.2 million and $3.4 million, respectively.
Product gross profit for the nine months ended September 30, 2015, and 2014, reflected share-based compensation expense of $16.9 million and $14.1 million, respectively. Product gross profit for the nine months ended September 30, 2015, and 2014, included amortization expense of purchased intellectual property of $9.8 million and $6.8 million, respectively.
Service gross profit during the three months ended September 30, 2015 was $78.8 million, or 67.1% of service revenue, compared with $69.3 million, or 63.9% of service revenue during the three months ended September 30, 2014. Service gross profit during the nine months ended September 30, 2015, was $224.7 million, or 65.2% of service revenue, compared with $210.0 million, or 65.9% of service revenue during the nine months ended September 30, 2014. The higher 2015 service gross profit was driven by higher service revenue reflecting a larger installed base of da Vinci Surgical Systems.
Third quarter 2015 service gross profit margin was higher than the third quarter of 2014, primarily driven by service cost charges incurred during the third quarter of 2014 associated with the launch of the da Vinci Xi Surgical System. The decrease in service profit margin for the nine months ended September 30, 2015, was primarily due to initial costs to service the da Vinci Xi Surgical System, such as spare parts, tooling, and field service engineer training. In addition, the new digital technology associated with the da Vinci Xi vision products is significantly more costly to service at this stage than the more mature technology associated with previous generation vision systems. We have programs in place to reduce the cost of repairing da Vinci Xi endoscopes.
Service gross profit for the three months ended September 30, 2015, and 2014, reflected share-based compensation expense of $3.2 million and $3.7 million, respectively. Service gross profit for the nine months ended September 30, 2015, and 2014, reflected share-based compensation expense of $9.8 million and $10.1 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended September 30, 2015, increased by 1% to $154.9 million, compared with $154.0 million for the three months ended September 30, 2014. The higher third quarter selling, general, and administrative expenses were driven by higher international expenses associated with our direct Japanese organization, expansion of our European team, and higher variable compensation, partially offset by the impact of the stronger U.S. dollar on expenses denominated in foreign currencies. Share-based compensation expense for the three months ended September 30, 2015, and 2014, was approximately $25.0 million and $26.3 million, respectively.
Selling, general and administrative expenses for the nine months ended September 30, 2015, decreased 10% to $480.2 million, compared with $531.0 million for the nine months ended September 30, 2014. The decrease was primarily due to lower pre-tax charge of $13.8 million recorded in the nine months ended September 30, 2015, compared with $77.0 million pre-tax charge recorded in the nine months ended September 30, 2014, to reflect the estimated cost of settling a number of product liability claims covered by the tolling agreements, and to a lesser extent, the impact of the stronger U.S. dollar on expenses denominated in foreign currencies. The favorable impact was partially offset by expansion of our Japanese and other international organizations and higher regulatory compliance costs. Share-based compensation expense for the nine months ended September 30, 2015, and 2014, was $71.7 million and $75.6 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products. These enhancements represent significant improvements to our products.
Research and development expenses for the three months ended September 30, 2015, increased by 7% to $51.0 million, compared with $47.5 million for the three months ended September 30, 2014. Research and development expenses for the nine months ended September 30, 2015, increased 11% to $144.8 million, compared with $130.7 million for the nine months ended September 30, 2014. The increase in research and development expenses for the three and nine months ended September 30, 2015 as compared with the same periods in 2014, was primarily due to growth in our product development organization and higher development project costs.
Share-based compensation expense charged to research and development expense was $9.8 million and $10.1 million for the three months ended September 30, 2015, and 2014, respectively, and was $28.2 million and $28.1 million, for the nine months ended September 30, 2015, and 2014, respectively.
Amortization expense related to purchased intellectual property for the three months ended September 30, 2015, and 2014, was $3.0 million and $2.9 million, respectively. Amortization expense related to purchased intellectual property during the nine months ended September 30, 2015, and 2014 was $8.8 million and $9.1 million, respectively. Research and development expenses fluctuate with project timing. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended September 30, 2015, and 2014, was $3.7 million and $2.0 million, respectively, primarily reflecting higher interest earned during the third quarter of 2015 on higher cash and investment balances. Interest and other income, net, for the nine months ended September 30, 2015, and 2014, was $12.6 million and $5.5 million, respectively. The increase in interest and other income, net for the nine months ended September 30, 2015, was primarily driven by a charge of $4.2 million recorded in the second quarter of 2014 related to an impairment of a cost method investment and higher 2015 interest income.
Income Tax Expense
Income tax expense for the three months ended September 30, 2015, was $26.3 million, or 13.6% of income before taxes, compared with $37.4 million, or 23.2% of income before taxes for the three months ended September 30, 2014. Income tax expense for the nine months ended September 30, 2015, was $107.9 million, or 21.3% of income before taxes, compared with $92.2 million, or 25.3% of income before taxes for the nine months ended September 30, 2014. The effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. The effective tax rate for the three and nine months ended September 30, 2015, also reflected a $29.3 million tax benefit due to a recent U.S. Tax Court opinion involving an independent third party, filed July 27, 2015. Based on the findings of the U.S. Tax Court, we were required to, and did, refund to our foreign subsidiary the share-based compensation element of certain intercompany charges made in prior periods. On an ongoing basis, share-based compensation will be excluded from intercompany charges, however the impact of this change is not expected to have a material effect on our effective tax rate. The effective tax rate for the nine months ended September 30, 2015, further reflected discrete benefits of approximately $7.8 million, recorded in the second quarter of 2015, mainly related to net releases of unrecognized tax benefits in connection with the conclusion of tax audits in various tax jurisdictions. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.
The lower effective tax rate for the three and nine months ended September 30, 2015 as compared to the same periods of 2014 is mainly attributable to the above-mentioned discrete benefits in the three and nine months ended September 30, 2015.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and proceeds from employee exercises of stock options. Cash and cash equivalents plus short and long-term investments increased from $2.5 billion at December 31, 2014, to $3.1 billion at September 30, 2015. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of September 30, 2015, $882.6 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.
Condensed Consolidated Cash Flow Data (unaudited)
The following table summarizes our cash flows for the nine months ended September 30, 2015, and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in)
Operating activities	$488.5	$470.9
Investing activities	(436.4)	49.6
Financing activities	217.2	(808.8)
Effect of exchange rates on cash and cash equivalents	(1.4)	(0.8)
Net increase (decrease) in cash and cash equivalents	$267.9	$(289.1)
Operating Activities
For the nine months ended September 30, 2015, cash flow provided by operating activities of $488.5 million exceeded our net income of $398.8 million primarily for the following reasons:

1.
Our net income included non-cash charges in the form of share-based compensation of $126.6 million, amortization of intangible assets of $18.6 million, depreciation of $46.3 million, and accretion of discounts and amortization of premiums on investments of $18.5 million.

2.
The non-cash charges outlined above were partly offset by unfavorable changes in operating assets and liabilities. These changes primarily consisted of an increase in prepaids and other assets of $41.1 million driven by the increase in lease receivables and prepaid taxes, an increase in inventory of $30.7 million, an increase in accounts receivable of $19.7 million, and a decrease in other accrued liabilities of $16.7 million mainly due to settlement payments made in relation to product liability litigation.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2015, included purchases of investments (net of proceeds from sales and maturities of investments) of $375.1 million and acquisition of property and equipment of $61.3 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2015, consisted primarily of the proceeds from stock option exercises and employee stock purchase of $294.0 million and excess tax benefits from employee stock plans of $33.2 million. The cash provided by financing activities was partly offset by cash used in the repurchase of approximately 199,000 shares of our common stock in the open market for $99.5 million and taxes paid on behalf of employees related to net share settlement of vested employee equity awards of $10.5 million. Net cash used in financing activities during the nine months ended September 30, 2014, consisted primarily of the repurchase of 2.5 million shares of our common stock through an accelerated share repurchase program for $1.0 billion, partly offset by proceeds from stock option exercises and employee stock purchases of $176.0 million and excess tax benefits from employee stock plans of $15.2 million.
Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the third quarter of 2015.

Our cash requirements depend on numerous factors, including the market acceptance of our products, the resources we devote to developing and supporting our products and other factors. In 2015, we made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. We expect to continue to devote substantial resources to expand our commercial operations, product development and manufacturing activities, facilities, as well as procedure adoption and acceptance of our products. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that are of significance, or potential significance to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2015, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2015:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1 to July 31, 2015	—	$—	—	$936.0	million
August 1 to August 31, 2015	24,415	$503.63	24,415	$923.7	million
September 1 to September 30, 2015	45,304	$512.44	45,304	$900.5	million
Total during quarter ended September 30, 2015	69,719	$509.36	69,719
(1) Since March 2009, we have had an active stock repurchase program. As of September 30, 2015, the Board of Directors has authorized an aggregated amount of up to $4.0 billion for stock repurchases, of which the most recent authorization occurred in January 2015 when the Board of Directors increased the authorization for stock repurchases by $1.0 billion. The remaining $900.5 million represents the amount available to repurchase shares under the authorized repurchase program as of September 30, 2015.

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

10.1	Intuitive Surgical, Inc. Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on August 3, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: October 21, 2015