Form 10-K
period 2015-12-31
INTUITIVE SURGICAL INC
filed 2016-02-02
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2015, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $17,737,874,460. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock on January 19, 2016, was 37,380,279.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 21, 2016, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

INTUITIVE SURGICAL, INC.

INDEX

FORWARD LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows and our ability to finance operations from cash flows and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement, insurance deductibles, and fees levied on certain medical device revenues; decreases in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; procedure counts; regulatory approvals, clearances and restrictions, or any dispute that may occur with any regulatory body; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding our Company and safety of our products and the adequacy of training; our ability to expand in foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and particularly in Part I, “Item 1A. Risk Factors.” Our actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
Our systems provide the following features and benefits to surgeons:
Immersive 3-D Visualization. Our vision system includes a 3-D endoscope with two independent vision channels linked to two separate color monitors through sophisticated image processing electronics. The da Vinci Surgical System provides visualization of target anatomy with natural depth-of-field, enhanced contrast and magnification that is intended to facilitate accurate tissue identification and tissue layer differentiation. With our Firefly Fluorescence Imaging technology, surgeons can use specialized imaging hardware in combination with an injectable fluorescent dye to visualize vasculature, tissue perfusion, or biliary ducts beneath tissue surfaces in real-time.
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
Products:
da Vinci Surgical System
We have commercialized four generations of the da Vinci Surgical System— the da Vinci Xi Surgical System, the da Vinci Si Surgical System, the da Vinci S Surgical System and the standard da Vinci Surgical System. da Vinci Surgical Systems are comprised of the following components:
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
3-D Vision System. Our vision system includes our InSite 3-D endoscope with two separate vision channels linked to two separate color monitors through high performance video cameras and specialized image processing hardware. The resulting 3-D image has high resolution, high contrast, low flicker, and low cross fading. A digital zoom feature in the 3-D, HD vision system allows surgeons to magnify the surgical field of view without adjusting the endoscope position and thereby reduces interference between the endoscope and instruments. The 3-D, HD vision is a standard integrated feature on da Vinci Xi, Si, and S Surgical Systems.
da Vinci Skills Simulator. The Skills Simulator is a practice tool that gives a user the opportunity to practice his or her facility with the surgeon console controls. The Skills Simulator incorporates 3-D, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the Skills Simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The Skills Simulator is intended to augment, not replace, existing training programs for the da Vinci Xi and Si Surgical Systems. Most da Vinci Skills Simulators have been sold in connection with our da Vinci Xi and Si Surgical Systems.
Firefly Fluorescence Imaging. Firefly is a standard feature of the da Vinci Xi Surgical System and available on our da Vinci Si Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature, tissue perfusion, or biliary ducts in three dimensions beneath tissue surfaces to visualize critical anatomy. Adoption of Firefly is progressing with use across the categories of urology, gynecology and general surgery.
In September 2013, we received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to market our Firefly fluorescence imaging product for real-time imaging of bile ducts (cystic duct, common bile duct, and common hepatic duct). We believe that the use of Firefly during cholecystectomy procedures will enhance the ability of surgeons to identify key anatomical structures during the surgery.
Standard da Vinci System. During 2014, we phased out the sale of all instrument, accessory and service contract offerings for the standard da Vinci Surgical System.
Instruments and Accessories
EndoWrist Instruments. We manufacture a variety of instruments, most of which incorporate wrist joints for natural dexterity, with tips customized for various surgical procedures. EndoWrist instruments are offered in a variety of sizes, of which 5mm and 8mm diameter sizes are the most commonly sold. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels, and other surgical tools that are familiar to the surgeon from open surgery and conventional MIS. A variety of EndoWrist instruments are selected and used interchangeably during a surgery. Our EndoWrist instruments are sterilizable and most are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the da Vinci system and instruments work together. In addition, the chip will not allow the instrument to be used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure. We typically develop new types of EndoWrist instruments to support additional types of surgical procedures.
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
EndoWrist Stapler 45 Instrument. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic and urologic surgery. This instrument enables operators to precisely position and fire the stapler. Its initial surgical use has been directed towards colorectal and thoracic procedures.
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
Business Strategy
Our objective is to bring the benefits of MIS to as many patients as possible through the use of computer aided robotic technologies. Our priorities to accomplish this are as follows:

1.
Patient Value. We believe that the value of a surgical procedure to a patient can be defined as: Patient Value = Procedure Efficacy/Invasiveness. We define procedure efficacy as a measure of the success of the surgery in resolving the underlying disease and invasiveness as how disruptive and painful the treatment is itself. When the patient value of a da Vinci procedure is deemed higher than alternate treatment options, patients may seek out surgeons and hospitals that offer that specific da Vinci procedure, potentially resulting in a local market share shift for the specific treatment. da Vinci procedure adoption occurs procedure by procedure, and is driven by the relative patient value and total treatment costs of da Vinci procedures compared to alternative treatment options for the same disease state. We believe most patients will place higher value on procedures that are not only more efficacious, but also less invasive than alternative treatments. Our goal is to provide products to surgeons who in turn provide patients with procedure options that are both highly effective and less invasive than other surgical options.

2.
Surgeon Value. We train surgeons on the use of our da Vinci Surgical System and assist them in building their practices by their delivery of high patient value. We provide an ergonomic platform for surgeons to perform their procedures. We seek to provide surgeons with reliable and easy to use products.

3.
Hospital Value. We assist hospitals in building value by offering patient value using da Vinci products, thereby increasing surgical revenue and reducing costs through lower complication rates and reduced length of patient stay. We believe da Vinci Surgery is a cost effective approach to many surgeries as compared to alternative treatment options, as recognized in many published studies.

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

Clinical Applications
We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for da Vinci Surgery—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value, and hospital value. We currently focus on five surgical specialties: gynecologic surgery, urologic surgery, general surgery, cardiothoracic surgery, and head and neck surgery. Key procedures which we are focused on include da Vinci Prostatectomy (“dVP”), da Vinci Hysterectomy (“dVH”), hernia repair, da Vinci Cholecystectomy, da Vinci Colon and Rectal procedures, da Vinci Partial Nephrectomy, da Vinci Sacrocolpopexy, da Vinci Mitral Valve Repair, da Vinci Lobectomy, and da Vinci Transoral Robotic Surgery. In 2015, total U.S. procedure volume was approximately 499,000, of which 20% was in urology, 48% was in gynecology, and 28% was in general surgery. Procedure volume from our market outside of the U.S. was approximately 153,000 in 2015, of which most procedures were in urology. Representative surgical applications are described below.
Gynecologic Surgery
Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is performed for a variety of underlying benign and malignant conditions. Hysterectomies can be performed using open surgery (laparotomy), or MIS techniques, which include vaginal, laparoscopic, and robotic approaches. Prior to the clearance of da Vinci surgery for gynecology in 2005, the majority of hysterectomies performed were open surgeries. We believe that da Vinci Surgery provides a large number of women the opportunity to receive a minimally invasive treatment as an alternative to an open hysterectomy, as we estimate that nearly 80% of hysterectomies are performed with a MIS technique. During the first quarter of 2013, Single-Site instruments received FDA approval in the U.S. for use in benign hysterectomies and salpingo oophorectomies. In September 2014, we received FDA clearance to market the wristed version of our Single-Site needle driver product for use on benign hysterectomy, cholecystectomy, and salpingo-oophorectomy procedures. Single-Site instruments enable surgeons to perform surgery through a single port via the patient’s belly button, allowing for virtually scarless results.
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
General Surgery
Colorectal Surgery. These procedures typically involve benign or cancerous conditions of the lower digestive system, in particular the rectum or colon. Common procedures in this area include hemicolectomy, sigmoidectomy, low anterior resection, and abdominoperineal resection. Conventional laparoscopy is not widely employed to treat these types of diseases, due to their high degree of difficulty. Surgeons have reported that the use of the da Vinci Surgery System and our recently launched technologies, such as the da Vinci Xi Surgical System, EndoWrist Stapler, and EndoWrist Vessel Sealer, have enabled them to offer MIS approaches to a broader range of colorectal surgery patients.
Hernia Repair. A hernia occurs when an organ or fatty tissue squeezes through a weak spot in a surrounding muscle or connective fascia tissue. During a hernia repair surgery, the weakened abdominal wall tissue is secured and defects are repaired. Common types of hernia are ventral and inguinal. Ventral, or abdominal hernia, may occur through a scar after surgery in the abdomen. Inguinal hernia is a bulge in the groin and is more common in men.  Hernia repair can be performed using traditional open surgery or MIS. There is a wide-range of complexity in hernia repair surgeries and the benefits of minimally invasive and robotic surgery varies by patient.

Cholecystectomy. Cholecystectomy, or the surgical removal of the gall bladder, is a commonly performed general surgery procedure. Cholecystectomy is the primary method for the treatment of gallstones and other gall bladder diseases. Most cholecystectomies are performed using multi-port MIS techniques, although some surgeons choose to perform cholecystectomy using manual single-port instrumentation. Using da Vinci Single-Site instruments, many of the technical challenges of manual single-port MIS are reduced as surgeons benefit from additional precision, control, and improved ergonomics. Multi-port da Vinci techniques are also being used for certain cases, and Firefly technology can be used to visualize biliary anatomy in three dimensions beneath tissue surfaces during Single-Site and multi-port da Vinci cholecystectomies.
Bariatric Surgery.  A body of literature has emerged pointing to the benefit of surgery to treat patients for morbid obesity and its secondary effects, such as diabetes.  Sleeve gastrectomy and roux-en-Y gastric bypass (“RYGB”) are the most commonly performed surgical procedures for morbid obesity in the U.S. The body habitus of morbidly obese patients can make laparoscopic surgery physically challenging for the surgeon, and certain surgeons have found value in using the da Vinci Surgical System to improve upon the ergonomics when performing minimally-invasive surgery in morbidly obese patients.  In addition, RYGB can be a technically challenging procedure because of the suturing, stapling, and tissue (bowel) manipulation that is required.  Surgeons using the da Vinci Surgical System have reported a reduction in a critical complication (anastomotic leaks) relative to laparoscopic RYGB.
Cardiothoracic Surgery
Mitral Valve Repair. When patients are diagnosed with mitral valve disease, there are typically two surgical treatment options from which they can choose: mitral valve replacement or mitral valve repair. Mitral valve repairs are generally preferred over mitral valve replacement for a number of reasons, which include longevity and durability of the repaired valve over a replacement valve and the elimination or reduction of the patient’s post-surgical pharmaceutical regimen. Because mitral valve repairs are considered to be more technically challenging than mitral valve replacements, they are only performed approximately 50% of the time. Several of our surgeon customers have reported an improvement in their mitral valve repair rates over mitral valve replacements when using the da Vinci Surgical System.
Thoracic Surgery. Conventional approaches to surgical procedures in the thorax include both open and video-assisted thoracoscopic approaches. Procedures performed via these methods include pulmonary wedge resection, pulmonary lobectomy, thymectomy, mediastinal mass excision, and esophagectomy. Many thoracic procedures remain open procedures. Surgeons have reported that the use of the da Vinci Surgery System in thoracic surgery has enabled them to offer MIS approaches to a broader range of thoracic surgery patients and improved clinical outcomes compared to open and video-assisted thoracic surgery in published single-center, multi-center and national database clinical studies.
Head and Neck Surgery
Transoral Surgery. Head and neck cancers are typically treated by either surgical resection or chemo-radiation, or a combination of both. Surgical resection performed by an open approach may require a “jaw-splitting” mandibulotomy. This procedure, while effective in treating cancer, is potentially traumatic and disfiguring to the patient. MIS approaches via the mouth (transoral surgery) are challenged by line-of-sight limitations dictated by conventional endoscopic tools. Chemo-radiation as a primary therapy does allow patients to avoid traumatic surgical incisions; however, literature suggests that this modality diminishes patients’ ability to speak and swallow normally. Surgeons have reported that da Vinci Transoral Surgery allows them to treat cancers occurring in the oropharynx (e.g., tonsil and base of tongue) and larynx via the mouth and to overcome some of the line-of-sight limitations of conventional transoral surgery.
Procedure Mix
Our procedure business is broadly split into two categories:  (1) cancer and other highly complex procedures and (2) less complex benign procedures.  Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these categories. More fully featured products targeted towards the more complex procedure segment include 4-arm, dual console, Firefly enabled systems and advanced instruments including the EndoWrist One Vessel Sealer and the EndoWrist stapler. Lower priced products targeted towards the less complex segment of procedures include the three-arm da Vinci Si-e System and lower priced Single-Site instruments.
Clinical Summary
We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System and we work closely with our surgeon customers to refine and explore new techniques in which da Vinci may bring value. As of December 31, 2015, we had an installed base of 3,597 da Vinci Surgical Systems, including 2,399 in the U.S., 608 in Europe, 423 in Asia, and 167 in the rest of the world. We estimate that surgeons using our technology completed approximately 652,000 surgical procedures of various types in hospitals throughout the world during the year ended December 31, 2015. Of those da Vinci procedures performed in 2015, we estimate that approximately 211,000 were dVH procedures and approximately 145,000 were dVP procedures.

Sales and Customer Support
Sales Model
We provide our products through a direct sales organization in the U.S.; most of Western Europe excluding Spain, Portugal, Italy and Greece; and Japan and South Korea. In the remainder of our world markets, we provide our products through distributors. No one customer accounted for more than 10% of revenue during the years ended December 31, 2015, 2014, and 2013. During the years ended December 31, 2015, 2014, and 2013, domestic revenue accounted for 71%, 70%, and 72%, respectively, of total revenue, while revenue outside of the U.S. (“OUS”) accounted for 29%, 30%, and 28%, respectively. As of December 31, 2015, and 2014, 88% and 93% of all long-lived assets were in the United States.
Our direct sales organization is composed of a capital sales team, responsible for selling da Vinci Surgical Systems, and a clinical sales team, responsible for supporting da Vinci Surgical System use in surgical procedures performed at our hospital accounts. Our hospital accounts include both individual hospitals and health care facilities and hospitals and health care facilities that are part of an integrated delivery network (“IDN groups”). The initial da Vinci Surgical System sale into an account as a major capital equipment purchase by our customers that typically has a lengthy sales cycle that can be affected by macroeconomic factors, capital spending prioritization, and the timing of budgeting cycles. Capital sales activities include educating surgeons and hospital staff across multiple surgical specialties on the benefits of da Vinci Surgery, total treatment costs, and the clinical applications that our technology enables. We also train our sales organization to educate hospital management on the potential benefits of adopting our technology, including clinical benefits of da Vinci Surgery, reductions in complications and length of stay, and the resulting potential for increased patient satisfaction, surgeon recruitment, and volume.
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
Our business is subject to seasonal fluctuations. Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, lighter in the first and third fiscal quarters and heavier in the fourth fiscal quarter. In addition, we have historically experienced lower procedure volume in the first and third fiscal quarters and higher procedure volume in the second and fourth fiscal quarter. Procedures treating benign conditions are typically higher in the fourth quarter and lower in the first quarter. Timing of procedures and changes in procedure volume impact the timing of instrument and accessory and capital purchases.
Customer Support and Training Programs
We have a network of field service engineers across the U.S., Europe, and Asia and maintain relationships with various distributors around the globe. This infrastructure of service and support specialists offers a full complement of services, including 24/7 support, installation, repair, and maintenance for our customers. We generate service revenue by providing these services to our customers through comprehensive service contracts and time and material programs.
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
Research and Development
We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform MIS procedures with less difficulty. We employ research and development and engineering staff responsible for product design and engineering. We invested $197.4 million, $178.0 million, and $167.7 million of research and development expenses for the years ended December 31, 2015, 2014, and 2013, respectively.
We establish strategic alliances with other medical device and technology based companies to complement our research and development effort. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, procedure development, and marketing activities. We have formed alliances with several companies, including, but not limited to, Erbe Elektromedizin GmbH, Johnson & Johnson, Olympus Corporation, Novadaq Technologies, Inc., Mimic Technologies, Inc., Schoelly Fiberoptic GmbH, and Trumph Medical (a division of Hill-Rom Holdings, Inc.).

Manufacturing
We manufacture our da Vinci Surgical Systems at our facility in Sunnyvale, California. We manufacture our instruments at our Sunnyvale facility and our Mexicali, Mexico facility.
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
Competition
We consider our primary competition to be existing open surgery, conventional MIS, drug therapies, radiation treatment, and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability as well as educating hospitals, surgeons and patients on the demonstrated results associated with da Vinci Surgery and its value relative to other techniques. We also face competition from several companies that are developing new approaches and products for the MIS market. We believe that many companies are focused on adding capability to manual MIS systems. Because many of these developments are aimed at MIS, we believe that our da Vinci Surgical System may prove complementary to some of these new technologies.
Moreover, as we add new robotically controlled products (e.g. Single-Site, EndoWrist stapler, and Vessel Sealer) that compete with product offerings traditionally within the domains of open surgery and/or conventional MIS, we face greater competition from larger and well established companies such as Ethicon Endo-Surgery, Inc.
Furthermore, as da Vinci use increases, a number of companies may be compelled to enter the field of robotic surgery. The following companies introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field: Auris Surgical Robotics, Inc., Cambridge Medical Robotics Ltd, IMRIS Inc., Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc., MedRobotics Corp., meerecompany Inc., Medtronic PLC, Olympus Corp., Samsung Corporation, TransEnterix Inc., and Titan Medical Inc. Companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our revenues may be adversely impacted as our competitors announce their intent to enter our markets and as our customers anticipate the availability of competing products.
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
As of December 31, 2015, we held ownership or exclusive field-of-use licenses for more than 2,100 U.S. and foreign patents and more than 1,500 U.S. and foreign patent applications. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology.
Patents are granted for finite terms and eventually expire. Upon expiration, the inventions claimed in a patent enter the public domain. While our patents are an important element of our success, our business as a whole is not significantly dependent on any one patent.
Government Regulation
Our products and operations are subject to regulation by the FDA, the State of California and countries or regions in which we market our products. In addition, our products must meet the requirements of a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance to such standards. Examples of groups of such standards are electrical safety standards such as those of the International Electrotechnical Commission (e.g. IEC 60601-ss series of standards) and composition standards such as the Reduction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives.

United States
The FDA regulates the development, testing, manufacturing, labeling, storage, recordkeeping, promotion, marketing, distribution, and service of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the U.S. to markets outside of the U.S. and the importation of medical devices manufactured abroad.
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
Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice (“GMP”) requirements contained in its Quality System Regulation (“QSR”) and associated regulations and guidance. The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and post-market experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, or Untitled Letters, which are notices of potential enforcement actions against the manufacturer. If a Warning Letter or Untitled Letter is not addressed to the satisfaction of the FDA, or if the FDA becomes aware of any other serious issue with a manufacturer’s products or facilities, it could result in fines, injunctions, civil penalties, delays, suspension or withdrawal of clearances, seizures or recalls of products, operating restrictions, total shutdown of production facilities, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the U.S., and may adversely affect the reputation of the manufacturer and the product. In the U.S., routine FDA inspections usually occur every two years, and may occur more often for cause.
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
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory (“Shonin”) approval. We obtained from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) approval for our da Vinci Si Surgical Systems in October 2012 and approval for our da Vinci Xi Surgical Systems in March 2015. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan, our only reimbursed procedure to date. We are currently seeking reimbursement for additional procedures through the MHLW’s Senshin Iryo processes as well as alternative reimbursement processes. Our Senshin Iryo approvals require in-country clinical data and are considered for reimbursed status in April of even numbered years.
Commercialization of medical devices in Europe is regulated by the European Union (“EU”). The EU presently requires that all medical products bear the Conformité Européenne (“CE”) mark, for compliance with the Medical Device Directive (93/42/EEC) as amended. The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated countries which accept the CE mark. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system and design dossier for compliance with international and European requirements. We have received authorization from DGM Denmark A/S, a recognized European Notified Body and part of Nemko Presafe A/S, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments and accessories. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. In September 2013, the European Commission adopted a recommendation indicating that all Notified Bodies, including DGM, should carry out unannounced audits, at least once every third year, of the manufacturers whose medical devices they have certified. These unannounced audits can also extend to the manufacturer’s critical suppliers or sub-contractors (those that supply a critical input or perform a critical function for the manufacturer).
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
Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Certain countries have their own regulatory agencies, such as China and South Korea. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products, may negatively impact our ability to generate revenue and harm our business. Our system sales into China are also dependent on obtaining importation authorizations and hospitals completing the central purchasing tender under the authorization, the most recent of which expired at the end of 2015. In addition, local regulations may apply which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and in general are increasing in complexity, and in the scope and degree of documentation and testing required. There can be no assurance the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use and service as well as the removal and disposal of medical devices. Failure to comply with any of these regulations could result in sanctions, fines and prevent us from marketing our products in these regions.
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
Third-Party Coverage and Reimbursement
In the U.S. and most markets outside of the U.S. (“OUS”) where we sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all covered surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedure is considered medically necessary. In the U.S., the Centers for Medicare & Medicaid Services (“CMS”) administer the Medicare and Medicaid programs (the latter, along with applicable State governments). Many other third-party payors model their reimbursement methodologies after the Medicare program. As the single largest payor, this program has a significant impact on other payors’ payment systems.
Generally, reimbursement for professional services performed at a facility by physicians is reported under billing codes issued by the American Medical Association (“AMA”), known as Current Procedural Terminology (“CPT”) codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative values of the professional service rendered. In addition, CMS and the National Center for Health Statistics (“NCHS”) are jointly responsible for overseeing changes and modifications to billing codes used by hospitals to report inpatient procedures, known as ICD-9-CM procedural codes prior to October 1, 2015, and ICD-10-PCS codes on and after October 1, 2015. For Medicare, CMS generally reimburses hospitals for services provided during an inpatient stay based on a prospective payment system that is determined by a classification system known as Medicare-Severity Diagnostic Related Groupings (“MS-DRGs”). MS-DRGs are assigned using a number of factors including the principal diagnosis, major procedures, discharged status, patient age and complicating secondary diagnoses among other things. Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (“APCs”) used to determine the payment amount for services provided.
On October 1, 2008, CMS and NCHS issued a new family of ICD-9-CM procedure codes for “Robotically Assisted Procedures.” Prior to October 1, 2015, for laparoscopic procedures completed with the da Vinci Surgical System, U.S. hospitals were expected to report the primary surgical procedure code, along with ICD-9-CM 17.42, to describe a laparoscopic robotic assisted procedure. The purpose of the ICD-9-CM family of procedure codes, 17.4X, was to gather data on robotic assisted surgical procedures. On and after October 1, 2015, a new family of ICD-10-PCS codes may be used-in conjunction with other applicable procedure codes-to describe various robotic assisted procedures. An inpatient surgical procedure, completed with or without robotic assistance, continues to be assigned to the clinically relevant MS-DRG.
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
In countries outside the U.S., reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. In addition, health maintenance organizations are emerging in certain European countries. To effectively conduct our business, we may need to seek OUS reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all. In some countries, patients may be permitted to pay directly for surgical services; however, such “co-pay” practices are not common in most countries.
In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “the PPACA”), which makes changes that significantly impact healthcare providers, insurers, pharmaceutical and medical device manufacturers. One of the principal aims of the PPACA is to expand health insurance coverage to Americans who are currently uninsured. The full consequences of the coverage expansions on the sales of our products are still unknown. The PPACA contains a number of provisions designed to generate the revenues necessary to fund this coverage expansion, including, but not limited to fees or taxes on certain health-related industries, including medical device manufacturers. For sales on or after January 1, 2013, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% on certain U.S. medical device revenues. Under this provision, the Company has incurred an excise tax of approximately $17.0 million in 2015. The tax was included as a cost of revenue and a reduction of product gross profit margin. In December, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (the “ Appropriations Act”). The Appropriations Act includes a two-year moratorium on the medical device excise tax such that medical device revenues in 2016 and 2017 will be exempt from the excise tax. Unless there is further legislative action during that two-year period, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the U.S. President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reduction to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.
Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.
Employees
As of December 31, 2015, we had 3,211 employees, 345 of whom were engaged directly in research and development, 1,306 in manufacturing and service and 1,560 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
General
We make our periodic and current reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics Policy and any amendments to those reports, available free of charge, on our website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”). Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings,” on the Company—Investor Relations portion of our website. Periodically, we webcast Company announcements, product launch events and executive presentations which can be viewed via our Investor Relations pages on our website. In addition, we provide notifications of our material news including SEC filings, investor events, and press releases as part of our Investor Relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file and any references to these websites are intended to be inactive textual references only. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.
We operate our business as one segment as defined by U.S. generally accepted accounting principles. Our financial results for the year ended December 31, 2015, 2014, and 2013 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
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
RISKS RELATING TO OUR BUSINESS
IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.
The da Vinci Surgical System and our other products represent a fundamentally new way of performing surgery. Achieving physician, patient, and third-party payor acceptance of da Vinci Surgery as a preferred method of performing surgery will be crucial to our success. If our products fail to achieve market acceptance, customers will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians and third-party payors’ acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives.
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
ECONOMIC CONDITIONS COULD MATERIALLY ADVERSELY AFFECT OUR COMPANY.
In recent years, the global economic downturn, as well as credit and sovereign debt concerns in certain European countries, as well as concerns about continued slowed economic growth in China and other international markets, have caused economic uncertainty, disruptions in the financial credit markets, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Uncertainty about current global economic conditions continues to pose a risk as customers may choose to postpone or reduce spending in response to restraints on credit. There could be additional effects from adverse conditions in the credit markets on our business, including the insolvency of key suppliers or their inability to obtain credit to finance the development and/or manufacture of our products resulting in product delays, and the inability of our customers and distributors to obtain credit to finance purchases of our products. If economic conditions worsen, or our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

BECAUSE OUR MARKETS ARE HIGHLY COMPETITIVE, CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS’ PRODUCTS OR SERVICES OR MAY NOT ACCEPT DA VINCI SURGERY, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.
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
We may face competition from companies that develop wristed, robotic or computer-assisted surgical systems and products in the future. The following companies introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field: Auris Surgical Robotics Inc., Cambridge Medical Robotics Ltd, IMRIS Inc., Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc., MedRobotics Corp., meerecompany Inc., Medtronic PLC, Olympus Corp., Samsung Corporation, TransEnterix Inc., and Titan Medical Inc. Companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. Our revenues may be reduced or eliminated if our competitors develop and market products that are more effective or less expensive than our products. If we are unable to compete successfully, our revenues will suffer. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources. In addition, third-party service providers that provide service to da Vinci surgical system operators may emerge and compete with us on price or offerings. To date, substantially all of our customers have sourced services on their da Vinci surgical systems from us through service contract commitments or time and materials contracts. If we are unable to compete successfully with any third-party service providers, our revenues may suffer.
Recently, third party entities have begun to offer robotic surgery consulting services targeted at analyzing the cost-effectiveness of hospitals’ robotic surgery programs, including procedures performed, placement of systems, and consumption of instruments and accessories. We currently provide similar services and analysis to our customers, but it is difficult to assess the impact that this may have on our business.
OUR CUSTOMERS MAY USE UNAUTHORIZED OR UNAPPROVED INSTRUMENTS AND ACCESSORIES, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.
A large portion of our revenue is generated through our sales of instruments and accessories. Third parties have attempted to and may discover ways to manufacture and sell counterfeit reprocessed instruments and/or alter instruments that are compatible and function with the da Vinci surgical system, and such activities may reduce our market share. While our sales arrangements with customers generally prohibit the use of unauthorized or unapproved instruments and accessories with the da Vinci surgical systems, and warranties will be void if such instruments and accessories are used, and a programmed memory chip inside each instrument is designed to prevent the instrument from being used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure, these measures may not prevent the use of unauthorized or unapproved instruments and accessories by our customers. In addition to potential reductions to our revenues and market share, sales of unauthorized instruments and accessories by third parties may create safety and health risks to da Vinci patients and could cause negative publicity for us if these products cause injuries and/or do not function as intended when used with the da Vinci surgical systems, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
If we are unable to offset the unfavorable impact of the factors noted above by increasing the volume of products shipped, reducing product manufacturing costs or otherwise, our business, financial condition and results of operations may be materially adversely affected.
WE EXPERIENCE LONG AND VARIABLE CAPITAL SALES CYCLES AND SEASONALITY IN OUR BUSINESS, WHICH MAY CAUSE FLUCTUATIONS IN OUR FINANCIAL RESULTS.
Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and its purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and government bodies, as applicable. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval processes can be lengthy. In addition, IDN groups are creating larger networks of da Vinci system operators, have increasing purchasing power, and are increasingly evaluating their da Vinci Surgery programs to optimize the efficiency of the da Vinci system operations. As a result, hospitals may delay or accelerate system purchases in conjunction with timing of their capital budget timelines.  Further, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the benefits and costs of such products. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales.  Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, lighter in the first and third fiscal quarters and heavier in the fourth fiscal quarter.
We have experienced procedure growth for a number of benign conditions, including hysterectomies for benign conditions, sacrocolpopexies, hernia repair, cholecystectomies, and certain other surgeries. Many of these types of surgeries may be postponed in the short term by patients to avoid vacation periods and for other personal scheduling reasons.  Patients may also accelerate procedures to take advantage of insurance funding cut-off dates.  Historically, we have experienced lower procedure volume in the first and third fiscal quarters and higher procedure volume in the second and fourth fiscal quarters.  Timing of procedures and changes in procedure growth directly affect the timing of instrument and accessory purchases and capital purchases by customers.
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
SALES OUTSIDE OF THE U.S. ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN OPERATIONS OUTSIDE OF THE U.S. OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO SUCCESSFULLY MANAGE OUR ACTIVITIES OUTSIDE OF THE U.S.
Our business currently depends in part on our activities in markets outside of the U.S. Revenue from markets outside of the United States accounted for approximately 29%, 30%, and 28% of our revenue for the years ended December 31, 2015, 2014, and 2013, respectively. We are subject to a number of challenges that specifically relate to our OUS business activities. These challenges include:

•	failure to obtain the same degree of protection against infringement of our intellectual property rights as we have in the United States;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in OUS markets;

•	local or national regulations that make it difficult or impractical to market or use our products;

•	inability or regulatory limitations on our ability to move goods across borders;

•	the risks associated with foreign currency exchange rate fluctuations;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	the expense of establishing facilities and operations in new foreign markets; and

•	building and maintaining an organization capable of supporting geographically dispersed operations.

A large portion of our OUS sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive and/or less affordable in OUS markets. If we are unable to meet and overcome these challenges our OUS operations may not be successful, which would limit the growth of our business.
WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, WHICH SUBJECTS US TO A NUMBER OF RISKS THAT COULD HARM OUR BUSINESS.
We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to service our products in the markets serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Please see our risk factor below titled “Unfavorable Results of Legal Proceedings Could Materially Adversely Affect Our Financial Condition.” The actions of our distributors may affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if the distributor holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive and time consuming for us to re-establish market access or regulatory compliance in such case.
WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS, WHICH COULD RESULT IN MATERIAL LOSSES.
We believe customer financing through leasing is an important consideration for some of our customers and have experienced an increase in demand for customer financing. We may experience loss from a customer’s failure to make payments according to the contractual lease terms. Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty, or other customer-specific factors.
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
WE MAY INCUR LOSSES ASSOCIATED WITH CURRENCY FLUCTUATIONS AND MAY NOT BE ABLE TO EFFECTIVELY HEDGE OUR EXPOSURE.
Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relates to revenue and operating expenses denominated in currencies other than the U.S. dollar. The weakening of foreign currencies relative to the U.S. dollar adversely affects our foreign currency-denominated revenue. Margins on OUS revenue could also be materially adversely affected by foreign currency exchange rate fluctuations as we may not be able to raise local prices to fully offset the strengthening of the U.S. dollar. Conversely, the strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated revenue and earnings, may cause us to reduce pricing on our products in our markets outside of the U.S. and may cause us to incur losses on our foreign currency hedging instruments, thereby limiting the benefit that strengthened foreign currencies could have on our results of operations.
We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity, and expense. Although we have established a hedging program to partially hedge our exposure to foreign currency exchange rate fluctuations, primarily related to transactions denominated in the Euro, Japanese Yen, Korean Won, British Pound, and the Swiss Franc, and we regularly review our hedging program and make adjustments as necessary, our hedging activities may not offset more than a portion of the adverse financial impact caused by unfavorable movement in foreign currency exchange rates, which could materially adversely affect our financial condition or results of operations.
WE ARE EXPOSED TO CREDIT RISK AND FLUCTUATIONS IN THE MARKET VALUE OF OUR INVESTMENTS.
Our investment portfolio includes both domestic and international investments. The credit ratings and pricing of our investments can be negatively affected by liquidity concerns, credit deterioration, financial results, economic risk, political risk or other factors. As a result, the value and liquidity of our cash equivalents and marketable securities could fluctuate substantially. Our other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of investments, impairment charges resulting from revaluations of debt and equity securities and other investments, changes in interest rates, increases or decreases in cash balances, volatility in foreign exchange rates, and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty could increase the risk that actual amounts realized on our investments may differ significantly from the fair values currently assigned to them.
While we have not realized any significant losses on our cash equivalents or marketable securities, future fluctuations in their value could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

IF DEFECTS ARE DISCOVERED IN OUR PRODUCTS, WE MAY INCUR ADDITIONAL UNFORESEEN COSTS, HOSPITALS MAY NOT PURCHASE OUR PRODUCTS AND OUR REPUTATION MAY SUFFER.
Our success depends on the quality and reliability of our products. While we subject components sourced and products manufactured to stringent quality specifications and processes, our products incorporate mechanical parts, electrical components, optical components, and computer software, any of which may contain errors or exhibit failures, especially when products are first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, due to the serious and costly consequences of product failure, we and our customers have an increased sensitivity to such defects. In the past, we have voluntarily recalled certain products. Although our products are subject to stringent quality processes and controls, we cannot assure that our products will not experience component aging, errors, or performance problems in the future. If we experience product flaws or performance problems, any or all of the following could occur:

•	delays in product shipments;

•	loss of revenue;

•	delay in market acceptance;

•	diversion of our resources;

•	damage to our reputation;

•	product recalls;

•	regulatory actions;

•	increased service or warranty costs; or

•	product liability claims.
Costs associated with product flaws or performance problems could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
WE ARE SUBJECT TO PRODUCT LIABILITY AND NEGLIGENCE CLAIMS RELATING TO THE USE OF OUR PRODUCTS THAT COULD BE EXPENSIVE, DIVERT MANAGEMENT’S ATTENTION AND HARM OUR BUSINESS.
Our business exposes us to significant risks of product liability claims, which are inherent to the medical device industry. Product liability claims may be brought by individuals or by groups seeking to represent a class. We currently are subject to product liability claims, which are described in more detail in Note 7 to the Consolidated Financial Statements included in Part II, Item 8, and which have been brought by or on behalf of individuals alleging that they have sustained personal injuries and/or death as a result of purported product defects, the alleged failure to warn, and/or the alleged inadequate training by us of physicians regarding the use of the da Vinci Surgical System. The individuals who have brought the product liability claims seek recovery for the alleged personal injuries and in many cases, punitive damages. Current product liability claims have resulted in negative publicity regarding our Company, and these and any other product liability or negligence claims or product recalls also could harm our reputation. Please see our risk factor below titled “Negative Publicity, Whether Accurate or Inaccurate, Concerning Our Products or Our Company Could Reduce Market Acceptance of Our Products and Could Result in Decreased Product Demand and a Decline in Revenues” for additional risks related to the potential effects of negative publicity on our business.
The outcome of product liability litigation is inherently uncertain and difficult to quantify, and the magnitude of potential damages, if any, may not be known for a substantial period of time. In addition, we self-insure our product liability risks. Current or future product liability claims, regardless of their merit or eventual outcome, could result in significant legal costs (including settlements, judgments, legal fees, and other related defense costs). It is possible that product liability claims and legal costs could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
The results of these lawsuits and other legal proceedings cannot be predicted with certainty. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses related to these lawsuits and proceedings. In addition, we self-insure our products liability risks. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the purported class action and derivative lawsuit, product liability litigation, or other legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
WE ARE SUBJECT TO SIGNIFICANT, UNINSURED LIABILITIES.
For certain risks, we do not maintain insurance coverage because of cost and/or availability. For example, we self-insure our product liability risks and we indemnify our directors and officers for third-party claims and do not insure for the underlying losses. We also do not carry, among other types of coverage, earthquake insurance. In addition, in the future, we may not continue to maintain certain existing insurance coverage or adequate levels of coverage. Premiums for many types of insurance have increased significantly in recent years, and depending on market conditions and our circumstances, in the future, certain types of insurance such as directors’ and officers’ insurance may not be available on acceptable terms, or at all. Because we retain some portion of our insurable risks, and in some cases we are self-insured completely, unforeseen or catastrophic losses in excess of insurance coverage could require us to pay substantial amounts, which may have a material adverse impact on our financial condition, results of operations, or cash flows.
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
If demand for our products exceeds our manufacturing capacity, we could develop a substantial backlog of customer orders. If we are unable to maintain larger-scale manufacturing capabilities, our ability to generate revenues will be limited and our reputation in the marketplace could be damaged, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
OUR RELIANCE ON SOLE AND SINGLE SOURCE SUPPLIERS COULD HARM OUR ABILITY TO MEET DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.
Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We generally purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and could be identified for sole-sourced components, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture our products in a timely manner or within budget, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
IF INSTITUTIONS OR SURGEONS ARE UNABLE TO OBTAIN COVERAGE AND REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.

In the United States, hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. Our success in OUS markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many OUS markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. Please see our risk factor below titled “Healthcare Reform Legislation in the U.S. May Have a Material Adverse Effect on Our Financial Condition and Results of Operations” for additional risks related to the ability of institutions or surgeons to obtain reimbursements.
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
NATURAL OR OTHER DISASTERS COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR IN HIGHER EXPENSES.
Natural disasters, terrorist activities, and other business disruptions, including but not limited to internet security threats, could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the March 2011 earthquake and tsunami in Japan and their aftermath created economic uncertainty and disrupted economic activities in Japan, including a reduction in hospital spending. Furthermore, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, a seismically active region. We do not have multiple-site capacity for all of our operations in the event of a business disruption. A natural disaster in any of our major markets, or an unanticipated business disruption caused, for example, by internet security threats, damage to global communication networks, or similar events could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
EPIDEMIC DISEASES OR THE PERCEPTION OF THEIR EFFECT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, OR CASH FLOWS.
Outbreaks of pandemic or contagious diseases, such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could divert medical resources and priorities towards the treatment of that disease. An outbreak of a contagious disease could also negatively affect hospital admission rates. This could negatively impact the number of da Vinci procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
WE MAY ENTER INTO COLLABORATION ARRANGEMENTS, LICENSING ARRANGEMENTS, JOINT VENTURES, STRATEGIC ALLIANCES, OR PARTNERSHIPS WITH THIRD PARTIES THAT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, OR CASH FLOWS.
From time to time, we enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to complement or augment our research and development, product development, training, procedure development, and marketing efforts. Proposing, negotiating and implementing collaborations, in-licensing agreements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. In addition, other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities or arrangements. As a result, we may not identify, secure, or complete any such arrangements in a timely manner, on a cost-effective basis or on otherwise favorable terms, if it all. Even if we do complete such arrangements, there can be no assurance that we will achieve expected results to justify the transaction.
Entering into a collaboration agreement or similar transaction may involve significant expense and divert the focus or attention of our management and other key personnel. Any of these agreements may require us to incur non-recurring and other charges, increase our near and long-term expenditures, or disrupt our ordinary business activities. Such arrangements may also expose us to numerous known and unknown risks, including unique risks with respect to the economic, political and regulatory environment of any foreign entities with whom we partner.  In addition, we may not be in a position to exercise sole decision making authority regarding any collaboration or other arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests that are, or that may become, inconsistent with our interests. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control of intellectual property developed during the collaboration. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, or cash flows.
IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR OUR BUSINESS MAY BE HARMED.
We need to grow our businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products, or technologies rather than through internal development. For example, we acquired certain intellectual property, know-how, and employees from Luna Innovations, Inc. in January 2014 and reacquired the Japan distribution rights from our former Japanese distributor in June 2014. If we are unable to effectively transition the sales, marketing, regulatory and other operational functions in Japan, our Japanese business could be disrupted.
Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies, or employees into our operations, or may not fully realize some of the expected synergies. An acquired company may have deficiencies in product quality or regulatory marketing authorizations which are not detected during due diligence activities or which are unasserted at the time of acquisition. It may be difficult, expensive and time consuming for us to re-establish market access, regulatory compliance, or cure such deficiencies in product quality in such cases which may have a material adverse impact on our financial condition and results of operations, or cash flows.
Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors, or other partners for a variety of reasons, including that these entities may be our competitors or may have close relationships with our competitors, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
We utilize methods for determining surgical market sizes as well as the number and type (cancerous or benign) of certain da Vinci procedures performed that involve estimates and judgments, which are, by their nature, subject to substantial risks, uncertainties, and assumptions. Our estimates of surgical market sizes or the number and type of da Vinci procedures performed do not have an impact on our results of operations, but are used to estimate the progress of our business. Estimates and judgments for determining surgical market sizes and the number and type of da Vinci procedures and the accuracy of these estimates may be impacted over time with changes in treatment modalities, hospital reporting behavior, distributor reporting behavior, increases in procedures per field employee, and other factors.  In addition, from time to time, we may change the method for determining market sizes and the number and type of da Vinci procedures, causing variation in our reporting.

CHANGES IN OUR EFFECTIVE TAX RATE MAY IMPACT OUR RESULTS OF OPERATIONS.
We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in valuation of our deferred tax assets and liabilities;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;

•	changes in availability of tax credits, tax holidays, and tax deductions;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of our products and services could decrease. We would also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
RISKS RELATING TO OUR REGULATORY ENVIRONMENT
HEALTHCARE REFORM LEGISLATION IN THE U.S. MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to an estimated 24 million Americans who are currently uninsured. The consequences of the coverage expansions on the sales of our products are unknown and speculative at this point.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions among other things. This includes fees or taxes on certain health-related industries, including medical device manufacturers. For sales on or after January 1, 2013, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Though there were some exceptions to the excise tax, this excise tax did apply to all or most of our products sold within the United States. In December 2015, President Obama signed into law the Appropriations Act.  The Appropriations Act includes a two-year moratorium on the medical device excise tax such that medical device revenues in 2016 and 2017 will be exempt from the excise tax. Unless there is further legislative action during that two-year period, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018. The PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models; and creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.
The PPACA provisions on comparative clinical effectiveness research also extend the initiatives of the American Recovery and Reinvestment Act of 2009, known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or reviewing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the U.S. President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. MACRA repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what impact MACRA may have on our business, financial condition, results of operations, or cash flows.
We expect that additional state and federal health care reform measures may be adopted in the future, any of which could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.
The U.S. government has in the past considered, is currently considering, and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.
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
The Medicare and Medicaid anti-kickback laws, and several similar state laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, prohibit payments or other remuneration that could be considered to induce hospitals, physicians or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order, of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid and any other third-party payor programs. Further, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although we would not submit claims directly to government payors, manufacturers can be held liable under the federal false claim act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label.
These laws may affect our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating anti-kickback laws can result in civil and criminal penalties, which can be substantial and include exclusion from government healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations.
The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Such information must be made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any ownership or investment interests held by physicians and their immediate family members, as well as any transfers of value made to such physician owners and investors, during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Device manufacturers are required to submit reports to CMS by the 90th day of each calendar year.
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
Compliance with complex foreign and U.S. laws and regulations that apply to our OUS operations increases our cost of doing business in foreign jurisdictions and could expose us or our employees to fines and penalties in the United States and/or abroad. These numerous and sometimes conflicting laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies.

OUR PRODUCTS ARE SUBJECT TO A LENGTHY AND UNCERTAIN DOMESTIC REGULATORY REVIEW PROCESS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY DOMESTIC REGULATORY AUTHORIZATIONS, WE WILL NOT BE ABLE TO PROVIDE OUR PRODUCTS IN THE UNITED STATES.
Our products and operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record keeping, promotion, sales, distribution and post-market support and medical device reporting in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food Drug and Cosmetic Act (“FFDCA”). Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application (“PMA”) for the modified product before we are permitted to market the products in the United States. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfathered status, we will be required to obtain FDA approval by submitting a PMA. A PMA is typically a much more complex, lengthy and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for a 510(k) as well. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude the sale of new products in the United States. Moreover, we may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.
In addition, the FDA or other regulatory agencies may change their policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. We may be found noncompliant as a result of future changes in, or interpretations of, regulations by the FDA or other regulatory agencies.
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
COMPLYING WITH FDA REGULATIONS IS A COMPLEX PROCESS, AND OUR FAILURE TO COMPLY FULLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT ACTIONS.
Because our products, including the da Vinci Surgical System, are commercially distributed, numerous quality and post-market regulatory requirements apply, including the following:

•	continued compliance to the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the development and manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against false or misleading statements in the labeling or promotion of products for unapproved or “off-label” uses;

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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from inspectional observations (Form FDA 483) to a public Warning Letter to more severe civil and criminal sanctions including the seizure of our products and equipment or ban on the import or export of our products. The FDA has in the past issued and could in the future issue Warning Letters or other communications to us. If we fail to satisfy or remediate the matters discussed in any such Warning Letters or communications, the FDA could take further enforcement action, including prohibiting the sale or marketing of the affected product. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations. The receipt of a Warning Letter places certain limits on the ability to obtain FDA issued Certificates to Foreign Government (“CFGs”) used for new and re-registration of products in certain foreign countries.
The FDA also strictly regulates labeling, advertising, promotion, and other activities relating to the marketing of our products. Medical devices may be promoted only for their cleared or approved indications and in accordance with the provisions of the cleared or approved label. It is possible that federal or state enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under a variety of statutory authorities, including under the FFDCA as well as laws prohibiting false claims for reimbursement.
In addition, any modification or change of medical devices cleared for market requires the manufacturer to make a determination whether the change is significant enough to require new 510(k) clearance. We have created labeling, advertising and user training for the da Vinci Surgical System to describe specific surgical procedures that we believe are fully within the scope of our existing 510(k) indications for use stated in our 510(k) clearances. Although we have relied on expert in-house and external staff, consultants and advisors, many of whom were formerly employed by FDA and familiar with FDA requirements, we cannot assure that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. From time to time we modify our products, including the hardware and software in the da Vinci Surgical System, after we obtain 510(k) clearance from the FDA for the devices in ways that we do not believe require new 510(k) clearance. We cannot assure that the FDA would agree in all cases with our determinations not to seek new 510(k) clearance for any of these changes. If the FDA disagrees with our assessments that a new 510(k) clearance was not required prior to commercializing the devices with these changes or modifications, then the FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.
We have a wholly owned manufacturing facility located in Mexicali, Mexico which manufactures reusable and disposable surgical instruments. This facility is registered with the FDA as well as Mexican authorities. The facility is operated under U.S. and international quality system regulations including those applicable to Canada, the European Union, and Japan among others. Our wholly owned manufacturing facility in Mexicali, Mexico has an FDA Establishment Registration but has not been inspected by the FDA to date. If the FDA were to determine non-conformances in our product documentation or quality system compliance, they could hold indefinitely the importation of instruments at the border which would deprive us of the ability to sell and supply the majority of our customers until the FDA requirements have been satisfied. Similar supply disruptions could occur if key suppliers outside of U.S. were to encounter non-conformances with their documentation or quality system compliance.
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

The EU requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the EU. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the authorization to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. In January 1999, we received permission to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments and have maintained this authorization continuously since that time. From time to time we seek the authorization to affix the CE mark to new or modified products. Subsequent products and accessories have received marketing authorization by our Notified Body, DGM. In September 2013, we received notice that DGM has changed their name to PreSafe following acquisition by a larger Notified Body. The change did not have any impact on our operations other than replacement of various quality system certificates with the new name.
As we modify existing products or develop new products in the future, including new instruments, we currently plan to apply for authorization to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain the CE mark authorizations we have already obtained including inspection of our compliance to required standards and directives. We cannot be certain we will be able to affix the CE mark for new or modified products or that we will continue to meet the quality and performance standards required to maintain the authorizations we have already received. If we are unable to maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the EU and many affiliated countries that accept the CE mark, which would have a material adverse effect on our results of operations. Some member states of the European Union have additional requirements for registration and notification which may add to the time and effort to obtain market access. In addition, the regulations applied to end users of our products may increase over time, forcing us to provide additional solutions to regulations which do not apply directly to us, but which apply indirectly as they may limit our customers’ ability to use our products.
To date, we received Shonin approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”) for our da Vinci S, Si, and Xi Surgical Systems and various associated instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or procedures, however, there can be no assurance that such approvals will be granted. In addition, because not all of our instruments have received Shonin approval, and reimbursement is an additional process to generate market acceptance, it is possible that approved procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. To date, we have received reimbursement approval for prostatectomy in Japan. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data and which are considered for reimbursed status in April of even numbered years. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan.
Our capital sales in China are subject to importation authorizations and central purchasing tender processes. Therefore, future system sales and our ability to grow future procedure volumes are dependent on the completion of these central purchasing tender authorizations, the most recent of which expired at the end of 2015. The timing and magnitude of these future authorizations, which may determine our system placements in future years, is not certain and we expect to continue to experience variability in the timing of capital sales in China.
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
Our global customers are subject to periodic inspection by regulatory authorities. Our customers are required to comply with applicable local and international regulations, including with respect to the reprocessing of da Vinci instruments and accessories. Hospitals may not follow cleaning and sterilization instructions properly, or equipment used for cleaning and sterilization may malfunction or be used improperly. If our customers deviate from cleaning and sterilization instructions, regulatory authorities may require them to suspend use of da Vinci Surgical Systems.
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
IF WE ARE UNABLE TO REPLACE OUR PATENTS BY THE TIME THEY EXPIRE OR TO FULLY PROTECT OUR INTELLECTUAL PROPERTY FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.
New competitors have emerged and will continue to emerge in medical robotics. We also do not know whether we will be able to develop additional patentable proprietary technologies as older patents expire. Our commercial success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third-party challenges. We will incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also do not know whether we will be able to develop additional patentable proprietary technologies. We may also determine that it is in our best interests to voluntarily challenge a third party’s products or patents in litigation or administrative proceedings, including patent oppositions, reviews, or reexaminations. Furthermore, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.
In addition to patents, we typically rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in developing our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection in some or all countries outside the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or may design around our proprietary technologies, which would harm our ability to compete in the market.
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

The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us, our technical and management personnel will experience a significant diversion of time and effort and we will incur large expenses defending our Company. If third parties in patent administrative proceedings are successful, our patent portfolio may be adversely affected. If third parties in any patent action are successful, we may have to pay substantial damages, including treble damages, and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our patents from infringement or claims of invalidity or unenforceability, or to defend against allegations of infringement of third-party patents. In addition, any public announcements related to litigation or administrative proceedings initiated by us, or initiated or threatened against us, could cause our stock price to decline.
OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.
We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with several industry partners. Any of these agreements may be terminated for breach. If any of these agreements are terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products, which may have a material adverse effect on our results of operations.
RISKS RELATING TO OUR TRADING MARKETS
OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS’ OR INVESTORS’ EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.
Due to the nascent nature of our industry, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven, and we may be unable to continue to generate significant revenues. Our products typically have lengthy sales cycles. In addition, our costs may be higher than we anticipated. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations may be materially adversely affected. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

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
Our operating results in any particular period will not be a reliable indication of our future performance. It is likely that in some future quarters, our operating results will be below the expectations of securities analysts or investors. If this occurs, the price of our common stock and the value of your investment will likely decline.
OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.
The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. For example, during fiscal 2012, the NASDAQ closing price of one share of our common stock reached a high of $588.28 and a low of $440.00, during fiscal 2013, it reached a high of $583.67 and a low of $355.93, during fiscal 2014, it reached a high of $540.63 and a low of $352.35, and during fiscal 2015, it reached a high of $557.20 and a low of $454.86. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	quarterly variations in operating results;

•	introduction or abandonment of new technologies or products;

•	regulatory approvals and enforcement actions;

•	changes in product pricing policies;

•	changes in earnings estimates by analysts or changes in accounting policies;

•	economic changes and overall market volatility;

•	litigation; and

•	political uncertainties.
In addition, stock markets have experienced significant price and volume volatility in the past, especially recently. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. In addition, the securities of many medical device companies, including us, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If these broad market fluctuations continue, they may have a material adverse impact on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2015, we own approximately 924,000 square feet of space on 70 acres of land in Sunnyvale, California, where we house our headquarters, research and development, service and support functions, and certain of our manufacturing operations. In Norcross, Georgia, we own approximately 92,000 square feet of space on 10 acres which serves as our East Coast sales and training headquarters. In Aubonne, Switzerland, we own 35,000 square feet of space on 1.6 acres, which is used for our international headquarters and 15,000 square feet of space is leased to a third party. In Southhaven, Mississippi, we lease 117,000 square feet of space that will be used for future expansion of our operations. We lease 62,000 square feet in Tokyo, Japan for our Japan training center and sales operations. We lease 76,000 square feet in Mexicali, Mexico where we manufacture most of our EndoWrist instruments. We also lease facilities in Milford, Connecticut and Blackburg, Virgina for research and development and other operations. We also lease facilities for sales and operations in Osaka, Japan; Seoul, South Korea and other locations outside of the U.S.

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

	2015		2014
Fiscal	High	Low	High	Low
First Quarter	$535.36	$487.52	$453.84	$370.94
Second Quarter	$552.98	$483.78	$540.63	$352.35
Third Quarter	$557.20	$455.47	$480.73	$380.26
Fourth Quarter	$553.37	$454.86	$533.84	$456.51
As of January 19, 2016, there were 200 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
DIVIDENDS
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table contains information as of December 31, 2015 for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,540,639	$413.96	2,011,920
Equity compensation plans not approved by security holders	618,529	$461.37	284,638
Total	4,159,168	$421.01	2,296,558
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes our stock repurchase activity for the quarter ended December 31, 2015:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
October 1 to October 31, 2015	42,109	$498.00	42,109	$879.5	million
November 1 to November 30, 2015	94,543	$504.11	94,543	$831.8	million
December 1 to December 31, 2015	30,007	$518.32	30,007	$816.3	million
Total during quarter ended December 31, 2015	166,659	$505.13	166,659
(1) Since March 2009, we have had an active stock repurchase program. As of December 31, 2015, the Board of Directors has authorized an aggregate amount of up to $4.0 billion for stock repurchases, of which the most recent authorization occurred in January 2015 when the Board of Directors increased the authorization for stock repurchases by $1.0 billion. The remaining $816.3 million represents the amount available to repurchase shares under the authorized stock repurchase program as of December 31, 2015. The authorized stock repurchase program does not have an expiration date.

STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2010 and December 31, 2015, with the cumulative total return of (i) the S&P Healthcare Index, (ii) the NASDAQ Composite Index and (iii) the S&P 500 Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2010 in our common stock, the S&P Healthcare Index, the NASDAQ Composite Index, and the S&P 500 Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE SURGICAL, NASDAQ COMPOSITE, S&P HEALTH CARE INDEX, AND S&P 500 INDEX

	December 31,
	2010	2011	2012	2013	2014	2015
Intuitive Surgical, Inc.	$100.00	$179.64	$190.25	$149.01	$205.21	$211.90
NASDAQ Composite	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
S&P 500 Healthcare Index	$100.00	$112.73	$132.90	$188.00	$235.63	$251.87
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

	Fiscal Year
	2015	2014	2013	2012	2011
	(In millions, except per share amounts and headcount)
Revenue	$2,384.4	$2,131.7	$2,265.1	$2,178.8	$1,757.3
Gross profit	$1,577.9	$1,413.8	$1,594.2	$1,570.3	$1,273.8
Net income	$588.8	$418.8	$671.0	$656.6	$495.1
Net income per common share:
Basic	$15.87	$11.35	$17.12	$16.50	$12.63
Diluted	$15.54	$11.11	$16.73	$15.98	$12.32
Shares used in computing basic and diluted net income per share:
Basic	37.1	36.9	39.2	39.8	39.2
Diluted	37.9	37.7	40.1	41.1	40.2
Cash, cash equivalents and investments	$3,347.8	$2,497.0	$2,753.9	$2,920.5	$2,171.8
Total assets	$4,907.3	$3,959.4	$3,950.3	$4,059.2	$3,063.1
Other long-term liabilities	$95.9	$78.8	$68.0	$77.5	$96.9
Stockholders’ equity	$4,319.5	$3,379.4	$3,501.4	$3,580.1	$2,645.6
Total headcount	3,211	2,978	2,792	2,362	1,924

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Open surgery remains the predominant form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to patients, typically resulting in longer hospitalization and recovery times, increased hospitalization costs, and additional pain and suffering relative to minimally invasive surgery (“MIS”), where MIS is available. For over two and a half decades, MIS has reduced trauma to patients by allowing selected surgeries to be performed through small ports rather than large incisions. MIS has been widely adopted for certain surgical procedures, but has not yet been widely adopted for reconstructive surgeries.
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
Our products fall into four broad categories - the da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler), and training technologies. We have commercialized four generations of da Vinci Surgical Systems: the first is our da Vinci standard Surgical System, commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, the third is our da Vinci Si Surgical System, commercialized in 2009, and the fourth is our da Vinci Xi Surgical System, commercialized in the second quarter of 2014. Systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We offer over 65 different multiport da Vinci instruments enabling surgeons’ flexibility in choosing the types of tools needed in a particular surgery. These multiport instruments are generally robotically controlled versions of surgical tools that surgeons would use in either open or laparoscopic surgery. We offer Single-Site instruments for use with the da Vinci Si Surgical System in cholecystectomy, benign hysterectomy, and salpingo-oophorectomy procedures. Single-Site instruments enable surgeons to also perform surgery through a single port via the patient’s belly button, resulting in the potential for virtually scarless results. For the da Vinci Si and da Vinci Xi platforms, we offer advanced energy instrumentation, including the EndoWrist One Vessel Sealer, and EndoWrist Stapler 45, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue.
Training technologies include our da Vinci Skills Simulator, da Vinci Connect remote case observation and mentoring tool, and our dual console for use in surgeon proctoring and collaborative surgery.
Procedures
We model patient value as equal to procedure efficacy / invasiveness. In this equation procedure efficacy is defined as a measure of the success of the surgery in resolving the underlying disease and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer da Vinci Surgery, which could potentially result in a local market share shift. da Vinci procedure adoption occurs procedure by procedure, market by market, and is driven by the relative patient value and total treatment costs of da Vinci procedures as compared to alternative treatment options for the same disease state or condition.
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
The adoption of da Vinci Surgery has the potential to grow for those procedures that offer greater patient value than non-da Vinci alternatives, within the prevailing economics of healthcare providers. da Vinci Surgical Systems are used primarily in gynecologic surgery, general surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. We focus our organization and investments on developing, marketing, and training for those products and procedures where da Vinci can bring greater patient value relative to alternative treatment options and/or economic benefit to health care providers. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), for both cancer and benign procedures, and sacrocolpopexy. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal procedures, and cholecystectomy. Target procedures in urology include da Vinci Prostatectomy (“dVP”) and partial nephrectomy. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Patients need to consult the product labeling in a specific country and for each product in order to determine the actual authorized uses, as well as important limitations, restrictions, or contraindications.
In 2015, approximately 652,000 surgical procedures were performed with the da Vinci Surgical System, compared with approximately 570,000 and 523,000 procedures performed in 2014 and 2013, respectively. The growth in our overall procedure volume in 2015 was driven by growth in U.S. general surgery procedures and worldwide urologic procedures.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 499,000 in 2015, compared with approximately 449,000 in 2014, and approximately 422,000 in 2013. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 238,000 in 2015, compared with 235,000 in 2014 and 240,000 in 2013. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 140,000 in 2015, compared with approximately 107,000 in 2014 and 81,000 in 2013. U.S. urology procedure volume was approximately 102,000 in 2015, compared with approximately 91,000 in 2014, and 85,000 in 2013.
Procedures Outside of the U.S.
Overall procedures outside of the U.S. (“OUS”) grew to approximately 153,000 in 2015, compared with approximately 121,000 in 2014 and approximately 101,000 in 2013. OUS procedure growth accelerated in 2015, reflecting higher Asian procedure volumes, most notably in China, Japan, and South Korea. Procedure volume grew at a similar rate in 2015 as compared with 2014. Procedure growth in most OUS markets was driven largely by dVP volume, which grew to approximately 79,000 in 2015, compared with approximately 65,000 in 2014, and approximately 56,000 in 2013. Partial nephrectomy, general surgery, and gynecologic oncology procedures also contributed to OUS procedure growth.
See Recent Business Events and Trends for further discussion on U.S. and OUS procedures.
Business Model
We generate revenue from both the initial capital sales of da Vinci Surgical Systems and from subsequent sales of instruments, accessories and service, as recurring revenue. The da Vinci Surgical System generally sells for approximately between $0.6 million and $2.5 million, depending upon configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers purchase our EndoWrist and Single-Site instrument and accessory products used in performing procedures with the da Vinci Surgical System. Our instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. Also, we generate recurring revenue from ongoing system service. We typically enter into service contracts at the time systems are sold at an annual rate of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
Recurring revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Recurring revenue increased to $1.7 billion, or 70% of total revenue in 2015, compared with $1.5 billion, or 70% of total revenue in 2014 and $1.4 billion, or 63% of total revenue in 2013. The growth of recurring revenue and its increasing proportion of total revenue largely reflect continued procedure adoption on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 3,597 at December 31, 2015, compared with 3,266 at December 31, 2014, and 2,966 at December 31, 2013.
We provide our products through direct sales organizations in the U.S., Japan, South Korea, and Europe, excluding Spain, Portugal, Italy, Greece, and Eastern European countries. In the remainder of our OUS markets, we provide our products through distributors. In June 2014, we terminated our distribution relationship with and reacquired the distribution rights from Adachi Co., Ltd., our former Japanese distributor, and now market, sell, and service our products directly to end customers in Japan.
Intuitive Surgical da Vinci System Leasing
Since 2013, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire da Vinci systems and expand da Vinci surgery availability while leveraging our balance sheet. The leases generally have commercially competitive terms as compared with other third party entities that offer equipment leasing. We include both operating and sales-type leases in our system shipment and installed base disclosures. We exclude operating leases from our system average selling prices computations.
In the years ended December 31, 2015, 2014, and 2013, we shipped 63, 41, and 6 systems under lease arrangements, respectively, of which 43, 14, and 0 were classified as operating leases, respectively. Generally, our operating leases provide our customers with the right to purchase the leased systems sometime during or at the end of the lease term. We believe this has been an effective program and has been well received by our customers and we plan to continue with our system leasing program in the future. Operating lease revenue for the years ended December 31, 2015, and 2014, was $7.0 million and $1.3 million, respectively. No operating lease revenue was recognized for the year ended December 31, 2013. As of December 31, 2015, 49 da Vinci systems were installed at customers under operating lease arrangements.
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
In March 2014, we received FDA clearance to market our da Vinci Xi Surgical System in the U.S., our fourth generation da Vinci Surgical System (see the complete description of the da Vinci Xi Surgical System in the New Product Introductions Section). In June 2014, we received CE mark clearance for our da Vinci Xi Surgical System in Europe. In October 2014, we received regulatory clearance for our da Vinci Xi Surgical System in South Korea. In March 2015, we received regulatory clearance for the da Vinci Xi Surgical System in Japan. The regulatory status of the da Vinci Xi Surgical System in other OUS markets varies by country.
We also received FDA clearance on an initial set of instruments for the Xi Surgical system with the initial launch of the system in April 2014.  Later in 2014, we received FDA clearances for Xi versions of our EndoWrist One Vessel Sealer, Firefly, and EndoWrist Stapler 45.  In the second quarter of 2015, we received FDA clearance for an additional set of da Vinci Xi instruments.  In June 2015, we received CE mark clearance for our integrated table motion product in Europe (see the complete description of the da Vinci Xi Integrated Table Motion in the New Product Introductions Section). We received FDA clearance for the integrated table motion product in January 2016. We filed for FDA 510(k) clearances in the U.S. for the Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System in August 2015 (see the complete description of the EndoWrist Stapler 30 in the New Product Introductions Section). In the future, we plan to apply for additional clearances to expand the da Vinci Xi platform product and feature set, including the da Vinci Single Port Surgical System, as described below.
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
We obtained approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci Si Surgical System in October 2012 and for our da Vinci Xi Surgical System in March 2015. Effective April 2012, we obtained national reimbursement for dVP procedures in Japan, our only broadly reimbursed procedure to date. We are currently seeking reimbursement for additional procedures through the MHLW's Senshin Iryo processes as well as alternative reimbursement processes. Our Senshin Iryo approvals require in-country clinical data and are considered for reimbursed status in April of even numbered years. Japanese surgeons have submitted clinical data for consideration of partial nephrectomy reimbursement in the April 2016 cycle. There can be no assurance that we will gain additional Senshin Iryo reimbursements for the procedures or at the times we have targeted. We are continuing our discussions with stakeholders concerning the reimbursement for several other procedures; however inclusion of other procedures in reimbursement guidelines in 2016 is unlikely. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
FDA Inspections
During October 2015, the FDA conducted a routine inspection at our Sunnyvale facilities. The scope of the inspection included general surveillance in the form of a quality system inspection technique (“QSIT”) and follow-up on previous observations identified in the Form FDA 483 that was issued in 2014. No observations were communicated to us at the close of the October audit or in the final establishment inspection report (“EIR”) received from the FDA in December of 2015.

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
In March 2015, we issued a safety notice regarding certain equipment drapes that are used to cover a variety of surgical and non-surgical equipment in the clinical setting, advising our customers to inspect the drapes for cloudy or waxy appearances and for potential tears prior to use, and to return affected drapes. We are now shipping the replacement version of the drape products.
Certain outcomes from any of the above regulatory activities may have a material adverse effect on our business, including damage to reputation, delays by customers of purchase decisions, reduction or stoppage of the use of our installed systems, and reduced revenue as well as increased expenses.

Recent Business Events and Trends
Procedures
Overall. During the year ended December 31, 2015, total da Vinci procedures grew approximately 14% compared with 9% for the year ended December 31, 2014. U.S. procedure growth during the year ended December 31, 2015 was approximately 11%, compared with approximately 6% for the year ended December 31, 2014. The higher 2015 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures, growth in dVP, and in contrast to the unfavorable impact of transitional issues associated with the implementation of the Affordable Care Act had on our procedure growth in early 2014.
Procedure volume OUS for the year ended December 31, 2015, grew approximately 26% compared with approximately 20% growth for the year ended December 31, 2014, driven by continued growth in dVP and earlier stage growth in kidney cancer, colorectal, and gynecologic oncology procedures.
The higher 2015 OUS procedure growth rate reflects increased da Vinci adoption in Asian markets, including China, Japan, and South Korea. While we are encouraged by procedure adoption in China, future system placements and our ability to sustain procedure growth are dependent on obtaining importation authorizations and hospitals completing the central purchasing tender under the authorization, the most recent of which expired at the end of 2015. The timing and magnitude of future authorizations, which may enable system placements in 2016 and beyond, is not certain. In Japan, procedure growth rates are likely to be paced by the timing of procedure reimbursement approvals for procedures in addition to dVP.
U.S. Gynecology. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 238,000 in 2015, compared with 235,000 in 2014 and 240,000 in 2013. Our growth until 2013 was driven by adoption of dVH, our highest volume procedure, and other gynecologic procedures, including sacrocolpopexy and myomectomy largely resulting from capturing market share from open surgery techniques for these procedures. U.S. gynecologic procedure growth slowed significantly in 2013 and declined by approximately 2% in 2014 compared with 2013. We believe that U.S. benign gynecologic procedure volume was pressured by a number of macro factors including, but not limited to, larger patient deductibles and co-pays associated with the Affordable Care Act, a trend by payers toward encouraging conservative disease management, and FDA actions regarding the use of power morcellation in uterine surgeries, which mostly impacted da Vinci myomectomy procedures (see more detailed description of the FDA Actions Concerning Morcellation below). U.S. gynecologic procedures grew approximately 1% in 2015, as compared with 2014. Minimally invasive surgery is presently approaching 80% penetration of the U.S. benign hysterectomy market, causing the rate of migration from open surgeries to minimally invasive surgeries to slow. Combined with the dispersion of the remaining open procedures among hospitals and surgeons, we believe the number of da Vinci hysterectomies over the past two years has moved roughly in-line with the overall surgical market.
We believe that an increasing portion of dVH procedures with uncertain oncologic characteristics are being referred to gynecologic oncologists making it increasingly difficult to distinguish between dVH for cancer and dVH for benign conditions. A high proportion of gynecologic oncologists utilize the da Vinci surgical systems to perform procedures which may account for the slight increase in total dVH procedures in 2015. Based on reporting by our customers, dVH procedure volumes were approximately 196,000, 191,000, and 191,000 in 2015, 2014, and 2013, respectively.
U.S. General Surgery. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 140,000 in 2015, compared with approximately 107,000 in 2014, and 81,000 in 2013. Growth through 2013 was driven by rapid adoption of da Vinci Cholecystectomies, the first procedure to be FDA-cleared for Single-Site Surgery, and earlier stage growth in low anterior resections, colon procedures, and several other general surgery procedures. For the year ended 2014, U.S. general surgery procedures grew by approximately 32%, with growth shifting from cholecystectomy to hernia repair, colorectal resections, and other general surgery procedures. This trend has continued in 2015 with overall general surgery growth of approximately 31%. Ventral and inguinal hernia, combined, contributed the most to 2015 general surgery growth, although other categories like colorectal, bariatric, foregut, and other procedures also contributed to the procedure growth.
We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. While we believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods, given the differences in complexity among hernia patient populations, it is difficult to estimate the timing of and to what degree da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed in different modalities of surgery.
In December 2011, we received FDA clearance for Single-Site Cholecystectomy, our first procedure cleared for Single-Site instruments. da Vinci cholecystectomies are performed with either Single-Site instruments or multiport instruments. While we believe da Vinci cholecystectomies provide meaningful value for a segment of the patient and surgeon population, it is a lower complexity procedure which can generally be executed in a minimally invasive manner via multiport laparoscopy and has lower reimbursement rates than more complex procedures. For these reasons, it is difficult to estimate to what degree or timing that we may capture these procedures. During 2014, total U.S. cholecystectomies grew at a lower rate than in previous years, and modestly declined in 2015. Declines in Single-Site cholecystectomy were partially offset by higher multiport cholecystectomy volumes.
Adoption of colorectal procedures, which includes several underlying procedures including low anterior resections for rectal cancers and certain colon procedures for benign and cancer conditions, has been ongoing for several years, and is supported by recently launched technologies such as the da Vinci Xi Surgical System, EndoWrist Stapler, and EndoWrist Vessel Sealer.
dVP. U.S. dVP is the largest urology procedure in the U.S. with 66,000 dVPs performed in 2015, compared with 60,000 in 2014, and 58,000 in 2013. We believe the 2011 U.S. Preventive Services Task Force (“USPTF”) recommendation against Prostate-Specific Antigen ((“PSA”) screening has impacted our U.S. dVP procedure volumes, as well as caused changes in treatment patterns for low risk prostate cancer away from definitive treatment, and contributed to an approximate 6% decline in our dVP business in 2013. After continuing to decline during the first half of 2014, U.S. dVP returned to growth during the second half of 2014 and accelerated to approximately 11% growth in 2015.
As the U.S. standard of care for the surgical treatment of prostate cancer, we expect that the number of dVP procedures performed in the U.S. will fluctuate with the overall prostatectomy market. We believe the return to growth in dVP reflects surgical procedures being performed for men who may have previously deferred PSA testing or definitive treatment. dVP adoption in our markets outside of the U.S. is at earlier stages, with lower market penetration, and has continued to grow since the USPTF recommendation and despite shifting patient treatment trends that have negatively impacted the overall prostatectomy volumes in certain countries.
Procedure Seasonality. More than half of da Vinci procedures performed are for benign conditions, most notably benign hysterectomies, hernia repairs, and cholecystectomies. The proportion of these benign procedures has grown over time in relation to the total number of procedures performed. Hysterectomies for benign conditions, hernia repairs, cholecystectomies, and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality for these benign procedures results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality for 2015 was similar to years prior to 2014, with higher procedure volumes in the fourth quarter, and less pronounced than in early 2014, when we believe procedure volume was negatively impacted by transitional issues associated with the implementation of the Affordable Care Act.
Procedure Mix. Our procedure business is primarily comprised of: (1) cancer and other highly complex procedures and (2) less complex benign procedures. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex benign procedures. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these procedure categories. More fully featured products, including 4-arm, dual console, Firefly enabled systems, and advanced instruments including vessel sealing and stapler are targeted towards more complex procedures. Lower priced products, including three-arm da Vinci Si-e Systems, refurbished da Vinci Si, and lower priced Single-Site instruments are targeted towards less complex procedures.
FDA Actions Concerning Morcellation. In April 2014, the FDA announced that it discourages the use of power morcellators in the surgical removal of assumed benign fibroids. This statement was followed in July 2014 by an FDA panel discussion on the topic. In November 2014, the FDA issued specific contraindications for the use of laparoscopic power morcellation and required specific patient warning prior to its use in surgery. We do not manufacture or sell power morcellation products, and power morcellators do not attach to da Vinci Surgical Systems. Minimally invasive da Vinci gynecologic surgeries are routinely performed without the use of power morcellators. However, we believe that these FDA actions likely created some uncertainty for surgeons and patients when choosing among minimally invasive surgical methods for removing fibroids that may have adversely impacted the number of da Vinci procedures performed. Since the second quarter of 2014, we have experienced a decline in myomectomies that we believe likely reflected the impact of the FDA actions. Myomectomies are not a significant portion of our business. It is difficult to gauge what impact the FDA actions may have had on benign dVH procedures, although as indicated above, an increasing proportion of our hysterectomy procedures in recent quarters have been performed by gynecologic oncologists.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including procedure growth rates, market response to our recently launched da Vinci Xi Surgical System, hospitals consolidation trends, evolving system utilization and point of care dynamics, additional reimbursements in various global markets including Japan, the timing around governmental tenders and authorizations, the timing of when we receive regulatory clearances in our other OUS markets for our Xi System and related instruments. Future demand may also be impacted by anticipated robotic surgery competition, which is further described in the Competition section included in Part I, Item 1.
Recent Media and Lawsuits
In recent years, various print, television, and internet media have released pieces questioning the patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, and the adequacy of surgeon training and our sales and marketing practices. In addition, as further described in Note 7 to the Consolidated Financial

Statements included in Part II, Item 8, we are currently named as a defendant in approximately 92 individual product liability lawsuits and a multi-plaintiff product liability lawsuit filed on behalf of 55 patients who underwent da Vinci Surgery. Plaintiffs’ attorneys have been engaged in well-funded national advertising campaigns soliciting clients who have undergone da Vinci Surgery and claim to have suffered an injury, and we have seen a substantial increase in these claims. In an effort to avoid the expense and distraction of defending multiple lawsuits, we entered into tolling agreements to pause the applicable statutes of limitations for the claims, and engaged in mediation efforts. We believe that da Vinci Surgery continues to be a safe and effective surgical method, as supported by a substantial and growing number of scientific studies and peer reviewed papers. We also believe that we provide appropriate training on the use of the da Vinci Surgical System, consistent with our role as device manufacturer. However, the recent negative media publicity likely has and may continue to delay or adversely impact procedure adoption, system sales, and our revenue growth in future periods.
For the years ended December 31, 2015, and 2014, we recorded pre-tax charges of $13.8 million, and $82.4 million, respectively, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements. The claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (MCS) instruments that included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013.
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
With the da Vinci Xi, we now offer hospitals a broader line of da Vinci Surgical Systems to match their surgical profile and patient care requirements. These include the da Vinci Si-e, a lower price system suited for surgeries requiring two instrument arms; the da Vinci Si, which has the capability of controlling three instrument arms; and the da Vinci Xi, which has four universal instrument arms that attach to a rotating overhead platform. We separately applied for FDA clearance for the da Vinci Xi Firefly, Vessel Sealer, and Stapler 45 products and received clearances for these products from June 2014 to August 2014. We received FDA clearance for the integrated table motion for the da Vinci Xi Surgical System in the U.S. in January 2016. We also filed for FDA 510(k) clearances in the U.S. for the Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System in August 2015.
We CE marked the da Vinci Xi system in June 2014 and have begun sales and marketing activities in certain countries recognizing the CE mark. In October 2014, we received regulatory clearance for the da Vinci Xi Surgical System in South Korea. In March 2015, we received regulatory clearance for the da Vinci Xi Surgical System in Japan. The regulatory status of the da Vinci Xi Surgical System in other OUS markets varies by country.
da Vinci Xi Integrated Table Motion. The integrated table motion coordinates the movements of the da Vinci robot arms with a version of a Trumpf MedicalTM TruSystem® 7000dV operating room table to enable shifting a patient's position in real-time while the da Vinci surgical robotic arms remains docked. This gives operating room teams the capabilities to optimally position the operating table so that gravity exposes anatomy during multi-quadrant da Vinci System procedures, maximize reach and access to target anatomy enabling surgeons to interact with tissue at an ideal working angle, and reposition the table during the procedure to enhance anesthesiologists’ care of the patient. In June 2015, we received CE mark clearance for our integrated table motion product in Europe. Initial cases were successfully completed using the integrated table motion technology in the third quarter of 2015, and we began a phased introduction in Europe during the fourth quarter of 2015. We received FDA clearance for the da Vinci Xi integrated table motion product in January 2016.
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads for use with the da Vinci Si Surgical System. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic, and urologic surgery. This instrument enables operators to precisely position and fire the stapler. Its initial surgical use was directed towards colorectal procedures. During 2013, the EndoWrist Stapler was used by a limited and gradually increasing number of customers. In 2014, we expanded the availability of the EndoWrist Stapler to a broadening set of customers. In September 2014, we notified our customers to suspend the use of the EndoWrist Stapler 45 (see Recalls and Corrections section for additional discussion) and in January 2015, we began to ship the replacement product for the da Vinci Si. In January 2015, we also began to ship initial da Vinci Xi versions of the EndoWrist Stapler 45, including Blue, Green, and White 45 mm reloads. The White reloads are only available on the da Vinci Xi platform. In April 2015, we received CE Mark status to sell the EndoWrist Stapler for the Si and Xi Surgical Systems in European markets.
Although our early customer experiences have been positive and the proportion of colorectal procedures utilizing the EndoWrist Stapler 45 has been increasing, we are in the early stages of selling EndoWrist Stapler 45, and we are not able to predict the extent to which the instrument may be adopted.
EndoWrist Stapler 30. In August 2015, we filed  for FDA clearance in the U.S. for the EndoWrist Stapler 30 instrument with Blue, Green, White, and Gray 30 mm reloads for use with the da Vinci Xi Surgical System. The EndoWrist Stapler 30 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses. Subject to receiving FDA clearance, we plan to execute a phased introduction of the EndoWrist Stapler 30 product with expansion of the customer base as clinical experience is gained in the field. It is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures.
2015 Financial Highlights

•	Total revenue increased by 12% to $2.4 billion during the year ended December 31, 2015, compared with $2.1 billion for the year ended December 31, 2014.

•	Approximately 652,000 da Vinci procedures were performed during the year ended December 31, 2015, an increase of approximately 14% compared with the year ended December 31, 2014.

•	Instruments and accessories revenue increased by 12% to $1.2 billion during the year ended December 31, 2015, compared with $1.1 billion for the year ended December 31, 2014.

•
Recurring revenue increased by 11% to $1.7 billion for the year ended December 31, 2015, compared with $1.5 billion for the year ended December 31, 2014. Recurring revenue made up 70% of total revenue for both years.

•
System revenue increased by 14% to $721.9 million during the year ended December 31, 2015, compared with $632.5 million during the year ended December 31, 2014. 492 da Vinci Surgical Systems were shipped during the year ended December 31, 2015, compared with 431 for the year ended December 31, 2014.

•	As of December 31, 2015, we had a da Vinci Surgical System installed base of approximately 3,597 systems, consisting of 2,399 in the U.S., 608 in Europe, 423 in Asia and 167 in the rest of the world.

•
Operating income increased by 36% to $740.0 million during the year ended December 31, 2015, compared with $544.8 million during the year ended December 31, 2014. Operating income included $168.1 million and $169.1 million of share-based compensation expense related to employee stock plans for the years ended December 31, 2015, and 2014, respectively. Operating income for the year ended December 31, 2015, and 2014, also included pre-tax litigation charges of $13.2 million and $82.4 million, respectively.

•
As of December 31, 2015, we had $3.3 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments increased by $850.8 million compared with December 31, 2014, primarily driven by cash provided by operating activities and proceeds from employee stock option exercises, partially offset by share repurchases.

Results of Operations
The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions, except percentages):

	Years Ended December 31,
	2015	% of total revenue	2014	% of total revenue	2013	% of total revenue
Revenue:
Product	$1,919.6	81%	$1,702.7	80%	$1,867.8	82%
Service	464.8	19%	429.0	20%	397.3	18%
Total revenue	2,384.4	100%	2,131.7	100%	2,265.1	100%
Cost of revenue:
Product	647.2	27%	569.9	27%	543.4	24%
Service	159.3	7%	148.0	7%	127.5	6%
Total cost of revenue	806.5	34%	717.9	34%	670.9	30%
Product gross profit	1,272.4	54%	1,132.8	53%	1,324.4	58%
Service gross profit	305.5	12%	281.0	13%	269.8	12%
Gross profit	1,577.9	66%	1,413.8	66%	1,594.2	70%
Operating expenses:
Selling, general and administrative	640.5	27%	691.0	32%	574.0	25%
Research and development	197.4	8%	178.0	8%	167.7	7%
Total operating expenses	837.9	35%	869.0	40%	741.7	32%
Income from operations	740.0	31%	544.8	26%	852.5	38%
Interest and other income, net	18.5	1%	4.2	—%	18.4	1%
Income before taxes	758.5	32%	549.0	26%	870.9	39%
Income tax expense	169.7	7%	130.2	6%	199.9	9%
Net income	$588.8	25%	$418.8	20%	$671.0	30%
Total Revenue
Total revenue for the year ended December 31, 2015, was $2.4 billion and increased by 12% compared with $2.1 billion for the year ended December 31, 2014. Total revenue for the year ended December 31, 2014, decreased by 6% compared with $2.3 billion for the year ended December 31, 2013. The increase in total revenue for the year ended December 31, 2015, reflects 14% higher systems revenue and 11% higher recurring revenue driven by approximately 14% higher procedure volume. The decline in total revenue for the year ended December 31, 2014, reflects 24% lower sales of da Vinci Systems, largely due to lower system sales in the U.S. and Japan, partially offset by 5% higher recurring instruments, accessories, and services revenue, driven by an approximately 9% higher procedure volume.
We sell our products and services in Euros and British Pounds in those European markets where we have direct distribution channels, and in Japanese Yen and Korean Won. Revenue for the year ended December 31, 2015, as compared with 2014, was negatively impacted by the strengthening of the U.S. dollar against these other currencies. We hedge a portion of our foreign currency denominated revenue and those hedges partially offset the negative impact of the strengthened U.S. dollar on revenue for the year ended December 31, 2015. Revenue denominated in foreign currencies was approximately 19%, 16%, and 11% of total revenue for the years ended December 31, 2015, 2014, and 2013, respectively.
Revenue generated in the U.S. accounted for 71%, 70%, and 72% of total revenue during the years ended December 31, 2015, 2014, and 2013, respectively. We believe that domestic revenue has accounted for the larger portion of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on domestic infrastructure. We have been investing in our business OUS, and our OUS procedures have grown faster in proportion to U.S. procedures. In future years, we expect our OUS procedures and revenue will grow at a faster rate than in the U.S. and will make up an increasing portion of our business.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the years ended December 31, 2015, 2014, and 2013, respectively (in millions, except percentages and unit shipments):

	Years Ended December 31,
	2015	2014	2013
Revenue
Instruments and accessories	$1,197.7	$1,070.2	$1,032.9
Systems	721.9	632.5	834.9
Total product revenue	1,919.6	1,702.7	1,867.8
Services	464.8	429.0	397.3
Total revenue	$2,384.4	$2,131.7	$2,265.1
Recurring revenue	$1,662.5	$1,499.2	$1,430.2
% of total revenue	70%	70%	63%
United States	$1,695.8	$1,490.9	$1,625.9
OUS	688.6	640.8	639.2
Total revenue	$2,384.4	$2,131.7	$2,265.1
% of Revenue - Domestic	71%	70%	72%
% of Revenue - OUS	29%	30%	28%

Unit Shipments by Region:
United States unit shipments	298	238	342
OUS unit shipments	194	193	204
Total unit shipments*	492	431	546

Unit Shipments by Model:
da Vinci S unit shipments	1	10	6
da Vinci Si-e - Single console unit shipments (3 arm)	7	29	30
da Vinci Si - Single console unit shipments (4 arm)	107	143	365
da Vinci Si - Dual console unit shipments	22	43	145
da Vinci Xi - Single console unit shipments	250	157	—
da Vinci Xi - Dual console unit shipments	105	49	—
Total unit shipments*	492	431	546

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins of da Vinci standard Surgical Systems	5	18	28
Unit shipments involving trade-ins of da Vinci S Surgical Systems	99	82	126
Unit shipments involving trade-ins of da Vinci Si Surgical Systems	47	31	—
Total unit shipments involving trade-ins	151	131	154
Unit shipments not involving trade-ins	341	300	392
Total unit shipments*	492	431	546

*Systems shipped on operating leases (included in total unit shipments)	43	14	—
Product Revenue
2014-2015
Product revenue increased by 13% to $1.9 billion for the year ended December 31, 2015, compared with $1.7 billion for the year ended December 31, 2014.
Instruments and accessories revenue increased by 12% to $1.2 billion for the year ended December 31, 2015, compared with $1.1 billion for the year ended December 31, 2014. The increase in revenue was driven by approximately 14% higher procedure volume, reflecting approximately 11% U.S. procedure growth and 26% OUS procedure growth as well as a higher product mix of advanced instruments, partially offset by an unfavorable impact of weakening foreign currencies.

Systems revenue increased by 14% to $721.9 million for the year ended December 31, 2015, compared with $632.5 million for the year ended December 31, 2014, driven by higher da Vinci Surgical Systems shipped in 2015. We shipped 492 da Vinci Surgical Systems in 2015, compared with 431 in 2014, primarily reflecting higher system sales into the U.S. During 2015, 298 systems were shipped into the U.S., 90 into Europe, 77 into Asia, and 27 into other markets, compared with 238 systems shipped into the U.S., 97 into Europe, 67 into Asia, and 29 into other markets in 2014. The increase in U.S. systems sales was driven by higher procedure growth in 2015 and a favorable market response to the da Vinci Xi System that was launched in the second quarter of 2014.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of units shipped under operating leases, was approximately $1.5 million for 2015 and 2014. The systems ASP reflected a higher proportion of da Vinci Xi and dual console systems sold in 2015, partially offset by the negative impact of weaker foreign currencies.
2013-2014
Product revenue decreased to $1.7 billion during the year ended December 31, 2014, from $1.9 billion during the year ended December 31, 2013.
Instruments and accessories revenue increased to $1.1 billion for the year ended December 31, 2014, up 4% compared with $1.0 billion for the year ended December 31, 2013. The increase in instrument and accessory revenue was driven by an approximate 9% increase in procedure volume, partially offset by lower initial instrument and accessory stocking orders associated with lower 2014 system unit sales. The growth in our 2014 overall procedure volume was driven by growth in U.S. general surgery and worldwide urologic procedures.
Systems revenue decreased to $632.5 million during the year ended December 31, 2014, down 24% from $834.9 million during the year ended December 31, 2013, primarily due to lower U.S. and Japanese da Vinci Surgical System unit shipments, partially offset by higher da Vinci Surgical System unit shipments into Europe and other OUS markets. During 2014, 238 systems were sold into the U.S., 97 into Europe, 67 into Asia, and 29 into other markets, compared with 342 systems sold into the U.S., 82 into Europe, 103 into Asia, and 19 into other markets in 2013. The demand for systems is ultimately driven by da Vinci surgical procedure volume and is highly sensitive to changes in procedure growth rates. The decline in U.S. system sales in 2014 was largely driven by moderating procedure growth (as described in the Procedures section) resulting in lower need to expand capacity, as well as economic pressure and uncertainty at hospitals associated with the Affordable Care Act, and evolving system utilization and point of care dynamics. The decrease in system sales in Japan likely reflected the fact that only prostatectomies were broadly reimbursed and the effect of the pending approval of the da Vinci Xi System. The increase in system sales in Europe reflected continued procedure growth and investments we have made in our European sales and marketing organizations.
The da Vinci Surgical System ASP was fairly consistent at $1.5 million for 2014 and 2013.
Service Revenue
Service revenue increased by 8% to $464.8 million for the year ended December 31, 2015, compared with $429.0 million for the year ended December 31, 2014. Service revenue increased by 8% to $429.0 million for the year ended December 31, 2014, compared with $397.3 million for the year ended December 31, 2013. We typically enter into multi-year fixed annual rate service contracts at the time systems are sold. These service contracts have been generally renewed at the end of the service periods. Higher service revenue in 2015 and 2014 was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit increased by 12% for the year ended December 31, 2015, to $1.3 billion, or 66.3% of product revenue, compared with $1.1 billion, or 66.5% of product revenue, for the year ended December 31, 2014. The lower 2015 product gross profit margin was driven by a higher sales mix of recently introduced products that yield lower gross profit margins, including the da Vinci Xi Surgical System and EndoWrist One Vessel Sealer and Stapler, and an unfavorable foreign currency impact related to OUS sales.
Margins on newly launched products have typically been lower than our mature products reflecting vendor pricing on lower volumes, temporary tooling and other start-up costs. Over time, as volumes increase and we refine our manufacturing processes and products, we expect to see improvement in the margins of these newly launched products. However, gross margins may ultimately differ for these newly launched products relative to previously launched products based on market conditions, volume, and complexity of the product. Product gross profit margin increased from 63.3% during the first quarter of 2015 to 67.9% of product revenue during the fourth quarter of 2015, reflecting higher product recalls and other one-time charges in the first quarter and manufacturing efficiency gains made during the year related to recently introduced products, including the da Vinci Xi, EndoWrist Stapler, and EndoWrist One Vessel Sealer.

Product gross profit for the year ended December 31, 2014, decreased by 14% to $1.1 billion, or 66.5% of product revenue, compared with $1.3 billion, or 70.9% of product revenue, for the year ended December 31, 2013. The lower 2014 product gross profit margin was driven by a higher sales mix of recently introduced products that yield lower gross profit margins, including the da Vinci Xi Surgical System and EndoWrist One Vessel Sealer and Stapler. Other factors contributing to the lower 2014 product gross profit margin were a higher proportion of sales involving trade-ins and higher credits given for those trade-ins, higher 2014 incentive compensation, and higher product recall costs.
Product gross profit for the year ended December 31, 2015, 2014, and 2013, included share-based compensation expense of $22.8 million, $19.1 million, and $17.6 million, respectively. Product gross profit for the year ended December 31, 2015, 2014, and 2013 included amortization expense of purchased intellectual property of $12.7 million, $10.8 million, and $10.4 million, respectively.
Product gross profit for the years ended December 31, 2015, 2014, and 2013, included $17.0 million, $15.7 million, and $21.0 million, respectively, related to the U.S. medical device excise tax, which became effective January 1, 2013. In December 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (the “Appropriations Act”). The Appropriations Act includes a two-year moratorium on the medical device excise tax such that medical device sales in 2016 and 2017 will be exempt from the excise tax. Unless there is further legislative action during that two-year period, the medical device excise tax will be automatically reinstated for sales of medical devices on or after January 1, 2018.
Service gross profit for the year ended December 31, 2015, increased to $305.5 million, or 65.7% of service revenue, compared with $281.0 million, or 65.5% of service revenue for the year ended December 31, 2014. The higher 2015 service gross profit was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems. Consistent with product gross profit margin, service gross profit margin improved during 2015 from 63.3% of service revenue during the first quarter to 67.2% in the fourth quarter, reflecting efficiency gains made during the year to support the recently introduced da Vinci Xi platform in the field.
Service gross profit for the year ended December 31, 2014, increased to $281.0 million, or 65.5% of service revenue, compared with $269.8 million, or 67.9% of service revenue for the year ended December 31, 2013. The higher 2014 service gross profit was driven by higher service revenue. The lower 2014 gross service profit margin was primarily driven by costs added to support the newly introduced da Vinci Xi system and higher incentive compensation.
Service gross profit for the years ended December 31, 2015, 2014, and 2013, included share-based compensation expense of $12.9 million, $13.5 million and $12.7 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.
Selling, general and administrative expenses for the year ended December 31, 2015, decreased by 7% to $640.5 million, compared with $691.0 million for the year ended December 31, 2014. The decrease was primarily due to lower pre-tax litigation charges of $13.2 million in 2015, compared with $82.4 million in 2014, and to a lesser extent, the impact of the stronger U.S. dollar on expenses denominated in foreign currencies. These decreases were partially offset by increased costs associated with the expansion of our Japanese and other organizations OUS, as well as higher regulatory compliance costs and higher incentive compensation costs.
Selling, general and administrative expenses for the year ended December 31, 2014, increased by 20% to $691.0 million compared with $574.0 million for the year ended December 31, 2013. The increase was primarily due to a pre-tax charge of $82.4 million recorded in 2014 to reflect the estimated cost of settling a number of the product liability claims covered by tolling agreements. In addition, selling, general and administrative expenses for the year ended December 31, 2014, also increased due to higher legal costs related to the pending or threatened litigation, expansion of our Japanese and other organizations OUS, higher regulatory compliance costs, and higher incentive compensation.
Share-based compensation expense charged to selling, general and administrative expenses during the years ended December 31, 2015, 2014, and 2013 were $94.7 million, $99.0 million, and $101.4 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products. These enhancements represent significant improvements to our products.
Research and development expenses for the year ended December 31, 2015, increased by 11% to $197.4 million, compared with $178.0 million for the year ended December 31, 2014. The increase was driven primarily due to growth in our product development organization including earlier stage development in advanced imaging, advanced instrumentation, and next generation robotics, and higher incentive compensation costs. Research and development expenses fluctuate with project timing. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Research and development expenses for the year ended December 31, 2014, increased by 6% to $178.0 million compared with $167.7 million for the year ended December 31, 2013. The increase was primarily driven by higher headcount and incentive compensation expenses.
Share-based compensation expense charged to research and development expense during the years ended December 31, 2015, 2014, and 2013, was $37.7 million, $37.5 million and $37.2 million, respectively. Amortization expense related to purchased intellectual property for the years ended December 31, 2015, 2014, and 2013, was $11.7 million, $11.6 million and $10.8 million, respectively.
Interest and Other Income, Net
Interest and other income, net, was $18.5 million for the year ended December 31, 2015, compared with $4.2 million for 2014 and $18.4 million for 2013. The increase in interest and other income, net for the year ended December 31, 2015, was partly due to higher 2015 interest income. Interest and other income, net for the year ended December 31, 2014, as compared with 2015 and 2013, was lower primarily due to the $8.5 million impairment charges recorded in 2014 related to two equity investments.
Income Tax Expense
Our income tax expense was $169.7 million, $130.2 million, and $199.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. The effective tax rate for 2015 was approximately 22.4% compared with 23.7% for 2014, and 23.0% for 2013. Our tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate and reversal of certain unrecognized tax benefits, partially offset by state income taxes net of federal benefit. The lower effective tax rate in 2015 resulted primarily from a $29.3 million tax benefit recorded in the third quarter of 2015 (of which $25.0 million was related to prior periods) due to a recent U.S. Tax Court opinion involving an independent third party, issued in the third quarter of 2015. Based on the findings of the U.S. Tax Court, we were required to, and did, refund to our foreign subsidiaries the share-based compensation element of certain intercompany charges made in prior periods. Starting from 2015, share-based compensation has been excluded from intercompany charges. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.
Our 2015, 2014, and 2013 tax provision also reflected tax benefits of $6.4 million, $20.3 million, and $26.7 million, respectively, associated with the reversal of unrecognized tax benefits and interests resulting from expiration of statutes of limitations in multiple jurisdictions and certain audit settlements. As of December 31, 2015, and 2014, we had valuation allowances of $15.2 million and $9.5 million, respectively, primarily on California deferred tax assets, because it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor. We will continue to monitor and reassess the need for further increases or decreases to the valuation allowance.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short and long-term investments increased by $0.8 billion to $3.3 billion at December 31, 2015, from $2.5 billion at December 31, 2014. Cash and cash equivalents plus short and long-term investments decreased from $2.8 billion at December 31, 2013, to $2.5 billion at December 31, 2014, primarily due to the repurchase of $1.0 billion stock during 2014. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of December 31, 2015, $987.2 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income tax on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs for the foreseeable future.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Consolidated Cash Flow Data

	Years Ended December 31,
	2015	2014	2013
(in millions)
Net cash provided by (used in)
Operating activities	$771.9	$665.1	$880.0
Investing activities	(849.5)	(153.9)	259.0
Financing activities	193.4	(692.4)	(910.6)
Effect of exchange rates on cash and cash equivalents	(1.5)	(0.6)	—
Net increase (decrease) in cash and cash equivalents	$114.3	$(181.8)	$228.4
Operating Activities
For the year ended December 31, 2015, cash provided by our operating activities of $771.9 million exceeded our net income of $588.8 million for two primary reasons:

1.
Our net income included non-cash charges primarily in the form of share-based compensation of $167.9 million, depreciation and loss of disposal of property, plant, and equipment of $65.1 million, income tax benefits from employee stock plans of $21.5 million, amortization of intangible assets of $24.4 million, and accretion of discounts and amortization of premiums on investments of $26.4 million.

2.	The non-cash charges outlined above were partly offset by changes in operating assets and liabilities that resulted in $92.5 million of cash used by operating activities.
Operating assets and liabilities are primarily comprised of accounts receivable, inventory, deferred revenue, other accrued liabilities, and prepaid expenses. Accounts receivable increased $79.2 million in 2015 reflecting higher sales in 2015 and timing of sales and collections. Prepaids and other assets increased $10.5 million primarily driven by higher lease receivable balances resulting from sales-type lease arrangements entered into in 2015. Accrued liabilities decreased by $10.5 million mainly due to settlement payments made related to accrued product liability litigation. Other changes in operating assets and liabilities include an inventory increase of $10.7 million, net of equipment transfers from inventories to property, plant and equipment, and a decrease in accounts payable of $11.3 million also resulted in cash used by operating activities. The unfavorable impact of these items on cash provided by operating activities was partly offset by a $21.5 million increase in accrued compensation and employee benefits and an $8.2 million increase of deferred revenue. Deferred revenue, which includes deferred service revenue that is being recognized as revenue over the service contract period, increased primarily due to the increase in the number of installed systems for which service contracts existed.
For the year ended December 31, 2014, cash flow from operations of $665.1 million exceeded our net income of $418.8 million for two primary reasons:

1.
Our net income included substantial non-cash charges primarily in the form of share-based compensation, amortization of intangible assets, taxes, and depreciation. These non-cash charges totaled $232.1 million during the year ended December 31, 2014.

2.	Changes in operating assets and liabilities resulted in approximately $14.2 million in cash provided by operating activities during the year ended December 31, 2014

Accrued liabilities increased $63.4 million, mainly driven by an increase in product liability accruals. Deferred revenue increased by $19.8 million in 2014 primarily due to the increase in the number of installed systems for which service contracts existed. Also, accrued compensation and accounts payable increased $39.1 million. The favorable impact of these items on cash provided by operating activities was partly offset by an increase in accounts receivable of $13.7 million in 2014 reflecting timing of our system sales and related collections, a net increase in inventory of $26.8 million primarily due to expanded product offerings, and an increase in prepaids and other assets of $67.6 million, primarily driven by timing of tax payments and an increase in lease receivables relating to sales-type lease arrangements entered into during 2014.
For the year ended December 31, 2013, cash flow from operations of $880.0 million exceeded our net income of $671.0 million for two primary reasons:

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
Accounts receivable decreased by $68.9 million in 2013 reflecting lower system sales. Inventory increased by $58.1 million in 2013 due to expanded product offerings and safety stocks acquired for key components. Deferred revenue increased $15.3 million in 2013 primarily due to the increase in the number of installed systems for which service contracts exist. Other liabilities including accounts payable, accrued compensation and employee benefits, and accrued liabilities decreased by $35.1 million in 2013 primarily due to timing of vendor, tax and employee compensation payments during 2013.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2015, consisted of purchases of investments (net of the proceeds from the sales and maturities of investments) of $768.5 million and purchases of property and equipment $81.0 million.
Net cash used in investing activities for the year ended December 31, 2014, consisted primarily of cash used for purchases of property and equipment of $105.6 million and purchases of businesses of $84.3 million, partially offset by the proceeds from the sales and maturities of investments (net of purchases of investments) of $36.0 million. Purchases of property included the acquisition of approximately 15 acres of land in Sunnyvale, California for future expansion in 2014. For the year ended December 31, 2014, we acquired certain intellectual property, know-how, fixed assets, and employees from Luna Innovations, Inc. and we reacquired the distribution rights from our former Japanese distributor, Adachi Co, Ltd.
Net cash provided by investing activities for the year ended December 31, 2013, consisted primarily of proceeds from the sales and maturities of investments (net of purchases of investments) of $363.6 million, less purchases of property and equipment and licensing of intellectual property of $104.6 million.
We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds.
Financing Activities
Net cash provided by financing activities in 2015 consisted primarily of proceeds from stock option exercises and employee stock purchases of $361.1 million and excess tax benefits of $34.3 million, partly offset by $183.7 million used for the repurchase of 0.4 million shares of our common stock through open market transactions and taxes paid on behalf of employees related to net share settlement of vested employee equity awards of $11.0 million.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations as of December 31, 2015 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$31.2	$6.1	$6.6	$3.7	$14.8
Purchase commitments and obligations	232.2	225.8	6.4	—	—
Total contractual obligations	$263.4	$231.9	$13.0	$3.7	$14.8
Operating leases. We lease spaces for operations in the U.S. as well as in Japan, South Korea, Mexico, and other foreign countries. We also lease automobiles for certain sales and field service employees. Operating lease amounts include future minimum lease payments under all our non-cancellable operating leases with an initial term in excess of one year.
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
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.
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

Investments Valuation
Fair Value
Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, Non-U.S. government securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds. In the current market environment, the assessment of the fair value of investments can be difficult and subjective. U.S. GAAP establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Valuation of Level 1 and 2 instruments generally do not require significant management judgment and the estimation is not difficult. Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. During the year ended December 31, 2014, the Level 3 securities were redeemed. There were no other Level 3 securities as of the years ended December 31, 2015, and 2014.
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
No impairment charges were recorded during the years ended December 31, 2015 and 2013. During the year ended December 31, 2014, we recorded pre-tax losses of $8.5 million related to a decline in the value of two equity investments that we concluded were other-than-temporary. As of December 31, 2015, and 2014, net unrealized losses on investments of $4.2 million and $0.2 million, net of tax, respectively, were included in accumulated other comprehensive loss.
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
Similarly, we make estimates of the collectability of accounts receivable, especially analyzing the aging and nature of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.
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
Inventory valuation. Inventories are stated at the lower of standard cost, which approximates actual costs, or market, on a first-in, first-out basis. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on the results of our operations.
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
The valuation and classification of intangible assets and goodwill and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2015, 2014, and 2013. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is less than a 50% likelihood, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. As of December 31, 2015, we believe it is more likely than not that our deferred tax assets ultimately will be recovered with the exception of our California deferred tax assets. We believe that due to the computation of California taxes under the single sales factor, it is more likely than not that our California deferred tax assets will not be realized. Should there be a change in our ability to recover our deferred tax assets, our tax provision would be affected in the period in which such change takes place.
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
Accounting for legal contingencies. We are involved in a number of legal proceedings involving product liability, intellectual property, shareholder derivative actions, securities class actions, insurance, employee related, and other matters. We record a liability and related charge to earnings in our consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. Our assessment is reevaluated each accounting period and is based on all available information, including discussion with any outside legal counsel that represents us. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements.
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
Interest Rate and Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper, and taxable or tax exempt municipal bonds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments as of December 31, 2015 was approximately 1.3 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $9.7 million as of December 31, 2015. We do not utilize derivative financial instruments to manage our interest rate risks.
The uncertain financial markets have resulted in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.
Foreign Exchange Risk
The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we sell in Euros and British Pounds in those European markets where we have direct distribution channels, as well as in Japanese Yen, and in Korean Won. We operate in a number of markets on a direct sales basis and incur operating expenses in local currencies in Europe, Japan, and South Korea. We also purchase certain product components from non-U.S. suppliers in local currency. As a result, because a portion of our operations consist of sales activities outside of the U.S., we have foreign exchange exposures to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable, and foreign currency bank balances.
For the year ended December 31, 2015, sales denominated in foreign currencies (Euro, British Pound, Japanese Yen, and Korean Won) were approximately 19% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. For the year ended December 31, 2015, our revenue would have decreased by approximately $21.3 million if the U.S. dollar exchange rate strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after considering foreign currency hedges and offsetting positions as of December 31, 2015, would have resulted in a less than $0.1 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
Although we sell to distributors outside of the U.S. in U.S. dollars, strengthening of the dollar can impact our distributors’ margins and could impact the end customers’ ability to purchase our product if our distributors seek to recover the impact of the change in the dollar by increasing product and service prices. Less than 10% of our revenue is conducted through distributors outside the U.S. Strengthening of the dollar relative to non-U.S. currencies could have an adverse impact on our business.
Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S., including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Intuitive Surgical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Intuitive Surgical, Inc. and its subsidiaries at December 31, 2015, and December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the two years ended December 31, 2015, listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 2, 2016

REPORT OF ERNST & YOUNG - INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuitive Surgical, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Intuitive Surgical, Inc. for the year ended December 31, 2013. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of operations and cash flows for Intuitive Surgical, Inc. for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Francisco, California
February 3, 2014

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$714.6	$600.3
Short-term investments	845.2	632.2
Accounts receivable, net of allowances of $2.1 and $0.3 at December 31, 2015 and 2014, respectively	394.3	315.1
Inventories	167.9	181.7
Prepaids and other current assets	73.5	82.6
Total current assets	2,195.5	1,811.9
Property, plant and equipment, net	432.1	387.4
Long-term investments	1,788.0	1,264.5
Long-term deferred tax assets	167.8	171.3
Intangible and other assets, net	122.8	126.3
Goodwill	201.1	198.0
Total assets	$4,907.3	$3,959.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52.6	$61.6
Accrued compensation and employee benefits	117.3	96.2
Deferred revenue	225.6	216.6
Other accrued liabilities	96.4	126.8
Total current liabilities	491.9	501.2
Other long-term liabilities	95.9	78.8
Total liabilities	587.8	580.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 37.4 shares and 36.6 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	3,429.8	2,896.8
Retained earnings	899.2	487.7
Accumulated other comprehensive loss	(9.5)	(5.1)
Total stockholders’ equity	4,319.5	3,379.4
Total liabilities and stockholders’ equity	$4,907.3	$3,959.4
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Product	$1,919.6	$1,702.7	$1,867.8
Service	464.8	429.0	397.3
Total revenue	2,384.4	2,131.7	2,265.1
Cost of revenue:
Product	647.2	569.9	543.4
Service	159.3	148.0	127.5
Total cost of revenue	806.5	717.9	670.9
Gross profit	1,577.9	1,413.8	1,594.2
Operating expenses:
Selling, general and administrative	640.5	691.0	574.0
Research and development	197.4	178.0	167.7
Total operating expenses	837.9	869.0	741.7
Income from operations	740.0	544.8	852.5
Interest and other income, net	18.5	4.2	18.4
Income before taxes	758.5	549.0	870.9
Income tax expense	169.7	130.2	199.9
Net income	$588.8	$418.8	$671.0
Net income per share:
Basic	$15.87	$11.35	$17.12
Diluted	$15.54	$11.11	$16.73
Shares used in computing net income per share:
Basic	37.1	36.9	39.2
Diluted	37.9	37.7	40.1
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years Ended December 31,
	2015	2014	2013
Net income	$588.8	$418.8	$671.0
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)	(1.2)	(2.5)	—
Available-for-sale investments:
Change in unrealized losses, net of tax	(3.2)	(3.9)	(3.9)
Less: Reclassification adjustment for net gains (losses) on investments recognized during the year, net of tax	(0.8)	2.0	(0.6)
Net change, net of tax effect	(4.0)	(1.9)	(4.5)
Derivative instruments:
Change in unrealized gains (losses)	7.8	8.6	(1.8)
Less: Reclassification adjustment for gains (losses) on derivative instruments recognized during the year, net of tax	(7.4)	(7.5)	1.8
Net change, net of tax effect	0.4	1.1	—
Employee benefit plans:
Change in unrealized losses	(0.4)	(4.2)	—
Less: Reclassification adjustment for gains (losses) on employee benefit plans recognized during the year, net of tax	0.8	0.3	—
Net change, net of tax effect	0.4	(3.9)	—
Other comprehensive loss	(4.4)	(7.2)	(4.5)
Total comprehensive income	$584.4	$411.6	$666.5
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN MILLIONS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balances at December 31, 2012	40.2	$—	$2,240.1	$1,333.4	$6.6	$3,580.1
Issuance of common stock through employee stock plans	0.6		160.6			160.6
Income tax benefit from employee stock plans			34.5			34.5
Share-based compensation expense related to employee stock plans			168.9			168.9
Repurchase and retirement of common stock	(2.6)		(84.2)	(1,025.0)		(1,109.2)
Net income				671.0		671.0
Other comprehensive loss					(4.5)	(4.5)
Balances at December 31, 2013	38.2	$—	$2,519.9	$979.4	$2.1	$3,501.4
Issuance of common stock through employee stock plans	0.9		283.6			283.6
Income tax benefit from employee stock plans			13.9			13.9
Share-based compensation expense related to employee stock plans			168.9			168.9
Repurchase and retirement of common stock	(2.5)		(89.5)	(910.5)		(1,000.0)
Net income				418.8		418.8
Other comprehensive loss					(7.2)	(7.2)
Balances at December 31, 2014	36.6	$—	$2,896.8	$487.7	$(5.1)	$3,379.4
Issuance of common stock through employee stock plans	1.2		361.1			361.1
Income tax benefit from employee stock plans			21.4			21.4
Shares withheld related to net share settlement of equity awards			(1.1)	(9.9)		(11.0)
Share-based compensation expense related to employee stock plans			167.9			167.9
Repurchase and retirement of common stock	(0.4)		(16.3)	(167.4)		(183.7)
Net income				588.8		588.8
Other comprehensive loss					(4.4)	(4.4)
Balances at December 31, 2015	37.4	$—	$3,429.8	$899.2	$(9.5)	$4,319.5
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$588.8	$418.8	$671.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment, net	65.1	52.0	46.0
Amortization of intangible assets	24.4	22.4	21.3
Loss (gain) on investment, accretion of discounts, and amortization of premiums on investments, net	26.4	33.9	36.8
Deferred income taxes	4.6	(35.0)	(38.5)
Income tax benefits from employee stock plans	21.5	13.9	34.5
Excess tax benefit from employee stock plans	(34.3)	(24.0)	(38.0)
Share-based compensation expense	167.9	168.9	168.9
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(79.2)	(13.7)	68.9
Inventories	(10.7)	(26.8)	(70.0)
Prepaids and other assets	(10.5)	(67.6)	(5.0)
Accounts payable	(11.3)	17.7	(8.9)
Accrued compensation and employee benefits	21.5	21.4	(33.3)
Deferred revenue	8.2	19.8	15.2
Other liabilities	(10.5)	63.4	11.1
Net cash provided by operating activities	771.9	665.1	880.0
Investing activities:
Purchase of investments	(1,827.4)	(1,344.6)	(1,443.7)
Proceeds from sales of investments	233.1	665.9	984.9
Proceeds from maturities of investments	825.8	714.7	822.4
Purchase of property, plant and equipment, intellectual property	(81.0)	(105.6)	(104.6)
Acquisition of business, net of cash acquired	—	(84.3)	—
Net cash provided by (used in) investing activities	(849.5)	(153.9)	259.0
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	361.1	283.6	160.6
Excess tax benefit from employee stock plans	34.3	24.0	38.0
Taxes paid related to net share settlement of equity awards	(11.0)	—	—
Repurchase and retirement of common stock	(183.7)	(1,000.0)	(1,109.2)
Other financing activities	(7.3)	—	—
Net cash provided by (used in) financing activities	193.4	(692.4)	(910.6)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.6)	—
Net increase (decrease) in cash and cash equivalents	114.3	(181.8)	228.4
Cash and cash equivalents, beginning of year	600.3	782.1	553.7
Cash and cash equivalents, end of year	$714.6	$600.3	$782.1
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. designs, manufactures, and markets da Vinci® Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems, that the Company believes enable a new generation of surgery. This advanced generation of surgery, which the Company calls da Vinci Surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and Three Dimensional (“3-D”), High-Definition (“HD”) vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.
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
The Company’s accounts receivable are derived from net revenue to customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2015, and 2014, 69% and 64%, respectively, of accounts receivable were from domestic customers. No single customer represented more than 10% of net accounts receivable as of December 31, 2015, and 2014.
During the years ended December 31, 2015, 2014, and 2013, domestic revenue accounted for 71%, 70%, and 72% of total revenue, respectively, while outside of the U.S. revenue accounted for 29%, 30%, and 28%, respectively, of total revenue for each of the years then ended. No single customer represented more than 10% of total revenue for the years ended December 31, 2015, 2014, and 2013.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.
Investments
Available-for-sale investments. The Company’s investments consist of U.S. treasury and U.S. government agency securities, taxable and tax exempt municipal notes, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the Consolidated Statements of Income. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.
Other-than-temporary impairment. All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the extent and length of time the investment's fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior the expected recovery of the investment's amortized cost basis. During the year ended December 31, 2014, the Company recorded pre-tax other-than-temporary losses of $8.5 million related to equity investments. No such charges were recorded during the years ended December 31, 2015, and 2013.
Fair Value Measurements
The Company measures the fair value of money market funds, corporate equity securities and certain U.S. Treasury securities based on quoted prices in active markets for identical assets as Level 1 securities. Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of U.S. and non-U.S. government agencies and corporate debt securities. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.
Inventories
Inventories are stated at the lower of standard cost, which approximates actual costs, or market, on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions.
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
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $61.1 million, $52.0 million, and $46.0 million, respectively.
Capitalized Software Costs for Internal Use
Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. The Company capitalized costs for enhancement of the enterprise resource planning software system and other internal use software of $14.8 million, $12.0 million, and $6.6 million during the years ended December 31, 2015, 2014, and 2013, respectively. Upon being placed in service, these costs are depreciated over an estimated useful life of up to 5 years.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually during the fourth fiscal quarter, or as circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2015, there has been no impairment of goodwill.

Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible assets' useful lives, which range from approximately 1 to 9 years.
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
In addition, customers may also have the opportunity to upgrade their systems, for example, by adding a fourth arm to a three-arm system, adding a second surgeon console for use with the da Vinci SiTM and XiTM Surgical System. Such upgrades are performed by completing component level upgrades at the customer’s site. Upgrade revenue is recognized when the component level upgrades are complete and all revenue recognition criteria are met.
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

The Company’s system sale arrangements generally include a one-year period of free service, and the right for the customer to purchase service annually after that for up to four years at a stated service price. The revenue allocated to the free service period is deferred and recognized ratably over the free service period. Deferred revenue was primarily comprised of deferred revenue related to service contracts for the periods presented.
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
The Company generally recognizes revenue from sales-type lease arrangements at the time the system is accepted by the customer, assuming all other revenue recognition criteria have been met. Revenue from sales-type leases is presented as product revenue. Revenue from operating lease arrangements is recognized as earned over the lease term, which is generally on a straight-line basis and is presented as product revenue. Operating lease revenue for the years ended December 31, 2015 and 2014 was $7.0 million and $1.3 million, respectively. No operating lease revenue was recognized for the year December 31, 2013.
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
The fair value of restricted stock units is determined based on the closing quoted price of the Company's common stock on the day of the grant. See “Note 9. Share-Based Compensation,” for a detailed discussion of the Company's stock plans and share-based compensation expense.

Computation of Net Income per Share
Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and dilutive potential shares outstanding during the period. Dilutive potential shares primarily consist of employee stock options and restricted stock units.
U.S. GAAP requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of equity awards, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional-paid-in-capital (“APIC”) when the award becomes deductible are all assumed to be used to repurchase shares.
Research and Development Expenses
Research and development expenses include amortization of purchased intellectual property, costs associated with co-development R&D licensing arrangements, costs of prototypes, salaries, benefits and other headcount related costs, contract and other outside service fees, and facilities and overhead costs.
Foreign Currency and Other Hedging Instruments
For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date and revenues and expenses are translated using average exchange rates in effect during the period. Gains and losses from foreign currency translation are included in accumulated other comprehensive income (loss) within stockholders’ equity in the Consolidated Balance Sheets. For all non-functional currency account balances, the re-measurement of such balances to the functional currency results in either a foreign exchange gain or loss, which is recorded to interest and other income, net in the Consolidated Statements of Income in the same accounting period that the re-measurement occurred.
The Company uses derivatives to partially offset its business exposure to foreign currency exchange risk. The terms of the Company's derivative contracts are generally twelve months or shorter. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and expenses. The Company may also enter into foreign currency forward contracts to offset the foreign currency exchange gains and losses generated by re-measurement of certain assets and liabilities denominated in non-functional currencies. The hedging program is not designated for trading or speculative purposes.
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
Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2015 and 2014, 88% and 93% of all long-lived assets were in the United States. Revenue is attributed to a geographic region based on the location of the end customer. For the years ended December 31, 2015, 2014, and 2013, 71%, 70%, and 72%, respectively, of net revenue were generated in the United States.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.
      In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting of Fees Paid in Cloud Computing Arrangement,
guidance on accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a services contract. All software licenses recognized under this guidance will be accounted for consistent with other licenses of intangible assets. The guidance becomes effective for the Company for the first quarter of fiscal 2016. The guidance is not expected to have a material effect on the Company's Consolidated Financial Statements.
Adopted Accounting Pronouncements
In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances.  The Company elected to retrospectively adopt this accounting standard in the beginning of our fourth quarter of fiscal 2015.
As a result of the adoption, the Company made the following adjustments to the 2014 balance sheet: a $35.1 million decrease to current deferred tax assets and total current assets; and a $35.1 million increase to long-term deferred tax assets.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or short-term or long-term investments as of December 31, 2015, and 2014 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2015
Cash	$202.6	$—	$—	$202.6	$202.6	$—	$—
Level 1:
Money market funds	430.6	—	—	430.6	430.6	—	—
U.S. treasuries & corporate equity securities	253.6	—	(1.8)	251.8	50.6	52.4	148.8
Subtotal	684.2	—	(1.8)	682.4	481.2	52.4	148.8
Level 2:
Commercial paper	76.4	—	—	76.4	3.8	72.6	—
Corporate securities	1,131.0	0.8	(3.0)	1,128.8	—	384.5	744.3
U.S. government agencies	618.5	—	(1.5)	617.0	27.0	194.8	395.2
Non-U.S. government securities	28.8	—	(0.1)	28.7	—	10.3	18.4
Municipal securities	611.9	0.6	(0.6)	611.9	—	130.6	481.3
Subtotal	2,466.6	1.4	(5.2)	2,462.8	30.8	792.8	1,639.2
Total assets measured at fair value	$3,353.4	$1.4	$(7.0)	$3,347.8	$714.6	$845.2	$1,788.0

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2014
Cash	$227.7	$—	$—	$227.7	$227.7	$—	$—
Level 1:
Money market funds	324.4	—	—	324.4	324.4	—	—
U.S. treasuries & corporate equity securities	46.1	—	(0.1)	46.0	—	19.3	26.7
Subtotal	370.5	—	(0.1)	370.4	324.4	19.3	26.7
Level 2:
Commercial paper	120.5	—	—	120.5	48.2	72.3	—
Corporate securities	904.8	1.3	(1.6)	904.5	—	241.7	662.8
U.S. government agencies	446.0	0.3	(0.4)	445.9	—	105.6	340.3
Non-U.S. government securities	42.2	—	(0.1)	42.1	—	26.1	16.0
Municipal securities	385.4	0.7	(0.2)	385.9	—	167.2	218.7
Subtotal	1,898.9	2.3	(2.3)	1,898.9	48.2	612.9	1,237.8
Total assets measured at fair value	$2,497.1	$2.3	$(2.4)	$2,497.0	$600.3	$632.2	$1,264.5

There were no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2015, and there were no changes in the valuation techniques used.
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), at December 31, 2015 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$926.0	$925.7
Mature in one to five years	1,791.9	1,788.0
Total	$2,717.9	$2,713.7
Realized gains and losses, net of tax, were not material for any of the periods presented.
As of December 31, 2015, and 2014, net unrealized losses on investments of $4.2 million and $0.2 million, net of tax, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale investments with unrealized losses at December 31, 2015, and 2014 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$869.9	$(3.0)	$—	$—	$869.9	$(3.0)
U.S. Treasuries and equity securities	231.2	(1.8)	—	—	231.2	(1.8)
U.S. Government and agency securities	561.7	(1.5)	—	—	561.7	(1.5)
Municipal securities	340.0	(0.6)	—	—	340.0	(0.6)
Non-U.S. government securities	28.7	(0.1)	—	—	28.7	(0.1)
	$2,031.5	$(7.0)	$—	$—	$2,031.5	$(7.0)
December 31, 2014
Corporate securities	$456.7	$(1.3)	$16.9	$(0.2)	$473.6	$(1.5)
U.S. Government and agency securities	239.1	(0.4)	31.8	(0.2)	270.9	(0.6)
Municipal securities	91.3	(0.2)	—	—	91.3	(0.2)
Non-U.S. government securities	20.9	(0.1)	—	—	20.9	(0.1)
	$808.0	$(2.0)	$48.7	$(0.4)	$856.7	$(2.4)
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
Foreign currency derivative
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on net cash flow from foreign currency denominated sales, expenses, and intercompany balances and other monetary assets or liabilities denominated in currencies other than the U.S. dollar ("USD"). The derivative assets and liabilities are measured using Level 2 fair value inputs.
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
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassifies into earnings in the same period in which the hedge transaction affects earnings. The Company reclassified net gains of $7.2 million and $7.5 million to revenue related to the hedged revenue transactions for the years ended December 31, 2015, and 2014, respectively, while the net gains/losses reclassified for the year ended December 31, 2013, were not material. The amounts reclassified to expenses related to the hedged transactions and the ineffective portions of cashflow hedges were not material for the periods presented.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and the Swiss Franc (“CHF”).
Derivative instruments used to hedge against balance sheet foreign currency exposures at the end of each period were as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Recognized gains (losses) in interest and other income, net	$7.0	$5.7	$(3.4)
Foreign exchange gains (losses) related to re-measurement	$(7.9)	$(6.9)	$3.1
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for derivatives and aggregate gross fair value outstanding at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Notional amounts:
Forward contracts	$89.1	$7.9	$128.7	$102.1
Gross fair value recorded in:
Prepaid and other current assets	2.0	1.1	2.6	7.9
Other accrued liabilities	$0.5	$—	$0.2	$0.1
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
The following table provides details of the inventories (in millions):

	December 31,
	2015	2014
Inventories:
Raw materials	$53.3	$60.0
Work-in-process	10.2	8.7
Finished goods	104.4	113.0
Total inventories	$167.9	$181.7

The following table provides details of the property, plant and equipment, net (in millions):

	December 31,
	2015	2014
Property, plant and equipment, net:
Land	$131.7	$131.7
Building and building/leasehold improvements	191.5	159.0
Machinery and equipment	212.6	181.6
Computer and office equipment	35.7	31.3
Capitalized software	84.5	77.9
Construction-in-process	43.2	28.8
Gross property, plant and equipment	699.2	610.3
Less: Accumulated depreciation	(267.1)	(222.9)
Total property, plant and equipment, net	$432.1	$387.4

The following table provides details of the other accrued liabilities—short term (in millions):

	December 31,
	2015	2014
Other accrued liabilities—short term:
Taxes payable	$11.4	$7.4
Tolled product liability claims accrued	24.4	49.5
Other accrued liabilities	60.6	69.9
Total other accrued liabilities—short-term	$96.4	$126.8

The following table provides details of the other long-term liabilities balance sheet item (in millions):

	December 31,
	2015	2014
Other long-term liabilities:
Income taxes—long term	$74.3	$61.8
Other long-term liabilities	21.6	17.0
Total other long-term liabilities	$95.9	$78.8

Supplemental Cash flow Information

The following table provides supplemental cash flow information (in millions):

	Years Ended December 31,
	2015	2014	2013
Income taxes paid	$110.3	$176.8	$194.1
Supplemental non-cash investing activities:
Equipment transfers from inventories to property, plant and equipment	$26.7	$27.2	$13.1
NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2015	2014
Gross lease receivables	$67.1	$40.4
Unearned income	(3.4)	(2.2)
Allowance for credit loss	(0.4)	—
Net investment in sales-type leases	63.3	38.2
Reported as:
Prepaids and other current assets	16.1	5.8
Intangible and other assets, net	47.2	32.4
Total, net	$63.3	$38.2
Contractual maturities of gross lease receivables at December 31, 2015, are as follows (in millions):

Amount
2016	17.6
2017	18.5
2018	17.4
2019	9.5
2020	3.1
Thereafter	1.0
Total	$67.1
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s gross carrying amount of goodwill was $201.1 million and $198.0 million as of December 31, 2015, and 2014, respectively.
Intangibles
The following table summarizes the components of gross intangible asset, accumulated amortization, and net intangible asset balances as of December 31, 2015, and 2014 (in millions):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$159.7	$(129.6)	$30.1	$162.1	$(116.8)	$45.3
Distribution rights and others	9.2	(8.0)	1.2	12.7	(6.5)	6.2
Customer relationships	28.6	(10.2)	18.4	30.0	(7.4)	22.6
Total intangible assets	$197.5	$(147.8)	$49.7	$204.8	$(130.7)	$74.1
Amortization expense related to intangible assets was $24.4 million, $22.4 million, and $21.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2015, is as follows (in millions):

Fiscal Year	Amount
2016	$18.3
2017	12.4
2018	8.6
2019	3.6
2020	3.4
2021 and thereafter	3.4
Total	$49.7

NOTE 7.    COMMITMENTS AND CONTINGENCIES
OPERATING LEASES
The Company leases space for operations in Japan, South Korea, Mexico, United States, and certain other foreign countries. The Company also leases automobiles for certain sales and field service employees. These leases have varying terms up to fifteen years.
Future minimum lease commitments under the Company’s operating leases as of December 31, 2015, are as follows (in millions):

Years	Amount
2016	$6.1
2017	3.7
2018	2.9
2019	1.9
2020	1.8
2021 and thereafter	14.8
Total	$31.2
Other commitments include an estimated amount of approximately $232.3 million relating to the Company's open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with suppliers, for which we have not received the goods or services.
CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, intellectual property, insurance, contract disputes, employee related, and other matters. Certain of these lawsuits and claims are described in further detail below. It is not possible to predict what the outcome of these matters will be and the Company cannot guarantee that any resolution will be reached on commercially reasonable terms, if at all. With the exception of the charges recorded related to the Company’s estimate of the probable loss associated with the tolled product liability claims described below, the Company has determined that an estimate of probable losses or range of loss related to material pending or threatened litigation matters cannot be determined as of December 31, 2015. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on the Company's business, financial position, or future results of operations.
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
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company's filings with the SEC. On November 18, 2013, the court appointed the Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, which was granted in part and denied in part on August 21, 2014. The plaintiffs elected not to further amend their complaint. On October 22, 2014, the court granted the Company’s motion for leave to file a motion for reconsideration of the court’s August 21, 2014, order. The Company filed its motion for reconsideration on November 5, 2014, the plaintiffs filed their opposition on November 19, 2014, and the Company filed its reply on November 26, 2014. The court denied the motion for reconsideration on December 15, 2014. The case is moving forward on the claims that remain, and discovery is ongoing. The plaintiffs moved for class certification on September 1, 2015, the Company filed its opposition on October 15, 2015, and the plaintiffs filed their reply on November 16, 2015. A hearing on class certification was held on January 21, 2016, and the matter has been submitted to the Court, which has yet to issue a ruling. No trial date has been set. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
Purported Derivative Actions filed on February 3, 2014, February 21, 2014, March 21, 2014, June 3, 2014, and March 5, 2015
On February 3, 2014, an alleged stockholder, Robert Berg, caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4:14-CV-00515, to be filed in the United States District Court for the Northern District of California. The lawsuit names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as additional defendants. The lawsuit seeks to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between 2012 and early 2014.  It also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees.  On April 3, 2014, the case was related to In re Intuitive Surgical Securities Litigation. On July 30, 2014, the court granted Berg’s motion to be appointed lead plaintiff, denied the City of Birmingham’s motion seeking such appointment (see below for additional description), and re-titled the matter In re Intuitive Surgical, Inc. Shareholder Derivative Litigation, No. 4:14-CV-00515. On August 13, 2014, the plaintiffs filed a consolidated complaint, making allegations substantially similar to the allegations in the original complaint. On September 12, 2014, the Company filed a motion to dismiss the consolidated complaint. The plaintiff filed an opposition on October 9, 2014, and the Company filed its reply on October 30, 2014. The court denied the motion to dismiss on November 16, 2015, and the case is moving forward. Discovery is ongoing and no trial date has been set. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief. On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014. The district court remanded the case back to San Mateo County Superior Court on June 30, 2014. On August 28, 2014, the Company filed a motion seeking to stay the state case in favor of the federal action and asking that the plaintiff be required to post a bond on the grounds that the action was duplicative and was not in the Company’s best interests. On November 13, 2014, the superior court entered an order denying in part the Company’s motion to stay and denying the Company's request for plaintiff's bond. On November 18, 2014, the Company petitioned the First Appellate District of the California, Court of Appeal for a writ of mandate directing the superior court to stay the case in its entirety. At the same time, the Company requested an immediate stay of proceedings pending resolution of the petition. On November 19, 2014, the court of appeal granted the Company’s request for an immediate stay of the proceedings and set a briefing schedule for the petition. The plaintiff filed its opposition to the petition on December 8, 2014, and the Company filed its reply on December 22, 2014. The petition was denied on January 8, 2015. On January 20, 2015, the Company demurred (moved to dismiss) the complaint. The plaintiff filed its opposition to the demurrer on February 10, 2015, and the Company filed its reply on February 20, 2015. A hearing was held on February 27, 2015, and the court overruled the demurrer on March 27, 2015. The court's order was entered on April 2, 2015, and the case is moving forward. On June 19, 2015, the Company moved for summary judgment, and a hearing on the Company's motion was set for September 4, 2015. On July 6, 2015, the court amended the case schedule, and the Company withdrew its motion for summary judgment. The court later amended the case schedule again, and trial is currently set for June 6, 2016. The Company plans to file a motion for summary judgment in advance of this date. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
Product Liability Litigation
The Company is currently named as a defendant in approximately 92 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys, many of which are subject to certain tolling agreements further discussed below. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court. On December 21, 2015, plaintiffs in the Missouri action amended their complaint to add 10 additional plaintiffs. In total, plaintiffs seek damages on behalf of 55 patients who had da Vinci Surgeries in 22 different states.
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
Plaintiffs’ attorneys have also engaged in well-funded national advertising efforts seeking patients dissatisfied with da Vinci Surgery. The Company has received a significant number of claims from plaintiffs’ attorneys that it believes are a result of these advertising efforts. A substantial number of such claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments which included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for these claims and engaged in confidential mediation efforts.
After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during the first quarter of 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims was appropriate. During the year ended December 31, 2015 and 2014, the Company recorded pre-tax charges of $13.8 million and $82.4 million, respectively, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements.
The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for claimants who have participated in the mediation process. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants whose claims were not resolved through the mediation program, as well as those claimants who have not participated in mediations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of December 31, 2015, and 2014, a total of $24.4 million and $49.5 million, respectively, were included in other accrued liabilities in the accompanying Consolidated Balance Sheets related to the tolled product liability claims.
In February 2011, the Company was named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in a decedent’s surgery (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against the

Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company's purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Judgment was entered in the Company's favor on June 7, 2013. Subsequent to the verdict, the plaintiff filed a notice of appeal. That appeal was denied on July 7, 2015. On July 27, 2015, plaintiff filed a motion for reconsideration with the Court of Appeal; the Court of Appeal denied the motion for reconsideration on August 10, 2015. On September 9, 2015, plaintiff filed a Petition for Review with the Washington State Supreme Court. The Company filed an Answer to the Petition for Review on October 21, 2015. As of the date of this filing, the Petition for Review remains pending.
Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the United States District Court for the Northern District of California. Plaintiff Illinois Union Insurance Co. seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by plaintiff to the Company, which provides coverage for products liability claims first made against the Company during the policy period March 1, 2013, to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-HRL, also filed in the Northern District of California. Plaintiff Navigators Insurance Co. alleges that the Follow Form Excess Liability Insurance Policy issued by plaintiff to the Company for product liability claims first made against the Company during the policy period March 1, 2013, to March 1, 2014, should be rescinded. These cases have been consolidated under docket number 3:13-cf-04863. Both plaintiffs generally allege that the Company did not disclose the existence of tolling agreements or the number of claimants incorporated within those agreements, and allege that those agreements were material to plaintiffs’ underwriting processes. On October 20, 2015, the Company filed a complaint alleging breach of contract and bad faith against Defendants Illinois Union Insurance Company and Navigators Specialty Insurance Company in an action entitled Intuitive Surgical Inc. v. Illinois Union Insurance Co., et al., No. 5:15-cv-4834, based on Illinois Union's and Navigators' failure to indemnify the Company for insured losses incurred in the defense and settlement of certain products liability claims made against the Company during the insurance policy period March 1, 2013 to March 1, 2014. The Company’s breach of contract and bad faith action against the insurers has been consolidated with the insurers’ rescission actions for all purposes except trial, leaving open for a later date as to whether the cases will be consolidated for trial as well. Both Illinois Union and Navigators have moved to dismiss the Company's complaint in that action. Based on currently available information, the Company does not believe the resolution of these matters will have a material adverse effect on the Company's business, financial position, or future results of operations.
On March 3, 2015, the Company filed a cross-complaint for breach of contract and declaratory judgment against Ironshore Specialty Insurance Co. based on Ironshore’s failure to indemnify the Company for insured losses incurred in the defense and settlement of certain products liability claims brought against the Company involving the da Vinci Surgical System. On April 14, 2015, Ironshore filed an answer and counterclaim denying the allegations of the Company's cross-complaint and asserting counterclaims against the Company for declaratory judgment and breach of contract. Ironshore and the Company reached a settlement that resolves completely the Company's cross-complaint against Ironshore and Ironshore's counterclaim against Intuitive and, on December 28, 2015, the Court dismissed the claims between the Company and Ironshore with prejudice. The settlement did not have a material effect on the Company's Consolidated Financial Statements.
NOTE 8.    STOCKHOLDERS’ EQUITY
STOCK REPURCHASE PROGRAM
The Company's Board of Directors (the "Board") has authorized an aggregate of $4.0 billion of funding for the Company's common stock repurchase program (the “Repurchase Program”) since originally established in March 2009, of which the most recent authorization occurred in January 2015 when the Board increased the authorization for stock repurchase by $1.0 billion. As of December 31, 2015, the remaining amount of share repurchases authorized by the Board was approximately $816.3 million under the Repurchase Program. The $183.7 million of share repurchases for the year December 31, 2015, were repurchased in the open market.

The following table provides the stock repurchase activities during the years ended December 31, 2015, 2014, and 2013 (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Shares repurchased	0.4	2.5	2.6
Average price per share	$502.23	$397.52	$429.09
Value of shares repurchased	$183.7	$1,000.0	$1,109.2
The Company uses the par value method of accounting for its stock repurchases. As a result of the share repurchases during the years ended December 31, 2015, 2014, and 2013, the Company reduced common stock and additional paid-in capital by an aggregate of $16.3 million, $89.5 million, and $84.2 million, respectively, and charged $167.4 million, $910.5 million, $1,025.0 million, respectively, to retained earnings.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) net of tax, for the years ended December 31, 2015, and 2014 are as follows (in millions):

	Year Ended December 31, 2015
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.1	$(0.2)	$(2.1)	$(3.9)	$(5.1)
Other comprehensive income before reclassifications	7.8	(3.2)	(1.2)	(0.4)	3.0
Reclassified from accumulated other comprehensive income (loss)	(7.4)	(0.8)	—	0.8	(7.4)
Net current-period other comprehensive income (loss)	0.4	(4.0)	(1.2)	0.4	(4.4)
Ending balance	$1.5	$(4.2)	$(3.3)	$(3.5)	$(9.5)

	Year Ended December 31, 2014
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$—	$1.7	$0.4	$—	$2.1
Other comprehensive income before reclassifications	8.6	(3.9)	(2.5)	(4.2)	(2.0)
Reclassified from accumulated other comprehensive income (loss)	(7.5)	2.0	—	0.3	(5.2)
Net current-period other comprehensive income (loss)	1.1	(1.9)	(2.5)	(3.9)	(7.2)
Ending balance	$1.1	$(0.2)	$(2.1)	$(3.9)	$(5.1)
NOTE 9.    SHARE-BASED COMPENSATION
Stock Plans
2010 Incentive Award Plan
In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company issues nonqualified stock options (“NSOs”) and restricted stock units (“RSUs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. The 2010 Plan expires in 2020. In April 2015, the Company's stockholders approved an amended and restated 2010 Plan to provide for an increase in the number of shares of common stock reserved for issuance from 4,850,000 to 6,250,000. As of December 31, 2015, approximately 1.8 million shares were reserved for future issuance under the 2010 Plan.

2009 Employment Commencement Incentive Plan
In October 2009, the Board of Directors adopted the 2009 Employment Commencement Incentive Plan (“New Hire Plan”). The New Hire Plan provides for the shares to be used exclusively for the grant of RSUs and NSOs to new employees (“New Hire Options”), who were not previously employees or non-employee directors of the Company. The Compensation Committee approves all equity awards under the New Hire Plan, which are granted to newly-hired employees once a month on the fifth business day of each month after their hire. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years.
In April 2015, the Board of Directors amended and restated the New Hire Plan to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the New Hire Plan from 1,155,000 to 1,455,000. As of December 31, 2015, approximately 0.3 million shares were reserved for future issuance under the New Hire Plan.
2000 Equity Incentive Plan
In March 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (“2000 Plan”), which took effect upon the closing of the Company’s initial public offering. Under this plan, certain employees, consultants and non-employee directors could be granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”) to purchase shares of the Company’s common stock. The 2000 Plan permitted ISOs to be granted at an exercise price not less than the fair value on the date of the grant and NSOs at an exercise price not less than 85% of the fair value on the date of grant. Options granted under the 2000 Plan generally expire 10 years from the date of grant and become exercisable upon grant subject to repurchase rights in favor of the Company until vested. The 2000 Plan expired in March 2010. However, options granted prior to the plan’s expiration continue to remain outstanding until their original expiration date.
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
2000 Non-Employee Directors’ Stock Option Plan
In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 150,000. Beginning in 2014, equity awards granted to non-employee directors include a mix of stock options and RSUs. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Initial stock option grants are vested over a three-year period with 12/36 of the shares vesting after one year from the date of grant and 1/36 of the shares vesting monthly thereafter. Annual stock option grants are vested one year from the date of the grant. Initial RSU grants are vested in one-third increments over a three-year period while annual RSU grants are vested one year from the date of grant. As of December 31, 2015, approximately 51,000 shares were reserved for future issuance under the Directors’ Plan.
2000 Employee Stock Purchase Plan
In March 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Employees are generally eligible to participate in the ESPP if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is 24 months and is divided into four purchase periods of approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A two-year look-back feature in the ESPP causes the offering period to reset if the fair value of the Company’s common stock on the first or last day of the purchase period is less than that on the original offering date. ESPP purchases by employees are settled with newly-issued common stock from the ESPP’s previously authorized and available pool of shares.

The Company issued 0.1 million, 0.1 million and 0.1 million shares under the ESPP, representing approximately $31.2 million, $29.4 million, and $28.8 million in employee contributions for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there were approximately 0.2 million shares reserved for grant under the ESPP.
Restricted Stock Units
Beginning in 2014, equity awards granted to employees include a mix of stock options and RSUs. The RSUs vest in 1/4 increments annually over a four-year period. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company's employees.
Stock Option Information
Option activity during fiscal 2015 under all the stock plans was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2014	5.0	$395.86
Options granted	0.4	$519.41
Options exercised	(1.0)	$323.93
Options forfeited/expired	(0.2)	$497.01
Balance at December 31, 2015	4.2	$421.00
The aggregate intrinsic value of stock options exercised under our stock plans determined as of the date of option exercise was $196.5 million, $146.2 million, and $130.2 million during the years ended December 31, 2015, 2014, and 2013, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2015, 2014, and 2013 was $361.1 million, $283.6 million, and $160.6 million, respectively.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2015 (number of shares in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$95.89 - $334.30	0.9	3.15	$245.41		0.9		$245.41
$341.19 - $383.73	0.9	6.27	$362.77		0.7		$358.37
$384.90 - $505.23	1.1	7.41	$471.25		0.7		$480.12
$508.25 - $551.39	0.8	7.85	$520.51		0.5		$519.38
$553.40 - $579.24	0.5	6.95	$569.08		0.3		$569.19
Total	4.2	6.29	$421.00	$531.5	3.1	5.60	$400.63	$459.8

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $546.16 at December 31, 2015, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

As of December 31, 2015, a total of 4.1 million shares of stock options vested and expected to vest had a weighted average remaining contractual life of 6.2 years, an aggregate intrinsic value of $525.5 million, and a weighted average exercise price of $419.49.
Restricted Stock Units Information
RSU activity for the year ended December 31, 2015, was as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2014	0.2	$441.07
Granted	0.3	$511.92
Vested	(0.1)	$438.75
Canceled	0.0	$483.21
Unvested balance at December 31, 2015	0.4	$485.55
As of December 31, 2015, 0.4 million shares of RSUs were expected to vest with an aggregate intrinsic value of $194.3 million. During the year ended December 31, 2015, approximately 36,000 RSUs were canceled and approximately 58,000 RSUs vested with an aggregate vesting date fair value of $29.5 million.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Years Ended December 31,
	2015	2014	2013
Cost of sales—products	$22.8	$19.1	$17.6
Cost of sales—services	12.9	13.5	12.7
Total cost of sales	35.7	32.6	30.3
Selling, general and administrative	94.7	99.0	101.4
Research and development	37.7	37.5	37.2
Share-based compensation expense before income taxes	168.1	169.1	168.9
Income tax effect	51.8	53.5	58.5
Share-based compensation expense after income taxes	$116.3	$115.6	$110.4
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of stock options, the rights to acquire stock granted, and the weighted average assumptions used in calculating those fair values during the years ended December 31, 2015, 2014, and 2013, were as follows:

	Years Ended December 31,
STOCK OPTION PLANS	2015	2014	2013
Risk free interest rate	1.6%	1.5%	1.2%
Expected term (years)	4.3	4.3	4.5
Volatility	28%	31%	30%
Fair value at grant date	$131.47	$122.39	$126.50
EMPLOYEE STOCK PURCHASE PLAN
Risk free interest rate	0.4%	0.2%	0.2%
Expected term (years)	1.2	1.2	1.3
Volatility	31%	33%	34%
Fair value at grant date	$146.72	$124.60	$153.33
As share-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2015, 2014, and 2013, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Share-based compensation accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
As of December 31, 2015, there were a total of $115.8 million, $127.8 million, and $12.9 million, of total unrecognized compensation expense related to unvested stock options, restricted stock units, and employee stock purchases, respectively. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years for unvested stock options, 2.8 years for unvested restricted stock units, and 1.5 years for rights granted to acquire stock under the ESPP.
Excess tax benefits are realized tax deductions for exercised options and vested RSUs in excess of the deferred tax assets attributable to share-based compensation expense for such equity awards. Excess tax benefits of $34.3 million, $24.0 million, and $38.0 million for the years ended December 31, 2015, 2014, and 2013, respectively, have been classified as a financing cash inflow. The total income tax benefit recognized in the consolidated statements of income for share-based compensation expense was $51.8 million, $53.5 million, and $58.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
NOTE 10.    INCOME TAXES
Income before provision for income taxes for the years ended December 31, 2015, 2014, and 2013 consisted of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
U.S.	$425.1	$353.0	$612.5
Foreign	333.4	196.0	258.4
Total income before provision for income taxes	$758.5	$549.0	$870.9
The provision for income taxes for the years ended December 31, 2015, 2014, and 2013 consisted of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$148.7	$150.5	$216.8
State	8.4	7.0	17.4
Foreign	7.6	7.5	4.3
	$164.7	$165.0	$238.5
Deferred
Federal	$7.5	$(30.9)	$(36.2)
State	0.5	(0.6)	(1.9)
Foreign	(3.0)	(3.3)	(0.5)
	$5.0	$(34.8)	$(38.6)
Total income tax expense	$169.7	$130.2	$199.9
Income tax expense differs from amounts computed by applying the statutory rate of 35% for the years ended December 31, 2015, 2014, and 2013 as a result of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
Federal tax at statutory rate	$265.5	$192.2	$304.8
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	8.9	6.4	15.5
Foreign rate differential	(67.4)	(47.4)	(73.6)
Research and development credit	(6.4)	(5.0)	(12.2)
Share-based compensation not benefited	6.9	7.7	1.9
Domestic production activities deduction	(5.3)	(4.6)	(9.2)
Reversal of unrecognized tax benefits	(6.4)	(20.3)	(26.7)
Reversal of share-based compensation from intercompany charges	(25.0)	—	—
Other	(1.1)	1.2	(0.6)
Total income tax expense	$169.7	$130.2	$199.9
For the year ended December 31, 2015, income tax expense included $25.0 million of tax benefits related to the reversal of prior periods intercompany charges for share-based compensation due to a recent U.S. Tax Court opinion involving an independent third party that was issued in the third quarter of 2015. Based on the findings of the U.S. Tax Court, the Company was required to, and did, refund to its foreign subsidiaries the share-based compensation element of certain intercompany charges made in prior periods.

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Share-based compensation expense	$140.5	$140.5
Expenses deducted in later years for tax purposes	47.1	52.4
Research and other credits	13.5	7.7
Other	7.5	3.5
Gross deferred tax assets	$208.6	$204.1
Valuation allowance	(15.2)	(9.5)
Deferred tax assets	$193.4	$194.6
Deferred tax liabilities:
Fixed assets	$(24.0)	$(22.6)
Identified intangible assets related to acquisitions	(2.0)	(1.7)
Other	(0.5)	(0.4)
Deferred tax liabilities	$(26.5)	$(24.7)
Net deferred tax assets	$166.9	$169.9
The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2015, because the Company intends to indefinitely reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $1,159.3 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time. The Company has a tax holiday in effect for its business operations in Switzerland which will continue until the end of year 2017 to the extent certain terms and conditions continue to be met. This tax holiday provides for a lower rate of taxation in Switzerland based on various thresholds of investment and employment in such jurisdiction. As of December 31, 2015, the Company remained in compliance with the terms of the holiday. At the end of the tax holiday, Swiss taxable income may be taxed at a higher rate depending on the applicable federal and cantonal rules. Tax benefit from the Swiss tax holiday for the year ended December 31, 2015, was approximately $8.9 million, or $0.23 per diluted share.
As of December 31, 2015 and 2014, the Company had valuation allowances of $15.2 million and $9.5 million, respectively, primarily related to California deferred tax assets generated by California R&D credit forwards which have no expiration period. The Company recorded a valuation allowance against its California deferred tax assets as it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor.
The Company recorded a net increase of its gross unrecognized tax benefits of approximately $16.9 million during the year ended December 31, 2015. The net increase was primarily due to increases related to 2015 uncertain tax positions, partially offset by the reversal of gross unrecognized tax benefits in connection with the conclusion of tax audits in various jurisdictions, and the expiration of certain statutes of limitations in multiple jurisdictions in the second half of 2015. The Company had gross unrecognized tax benefits of approximately $92.4 million, $75.5 million, and $74.0 million as of December 31, 2015, 2014, and 2013, respectively, which if recognized, would result in a reduction of the Company’s effective tax rate. The Company included interest expense and penalties accrued on unrecognized tax benefits as a component of its income tax expense. As of December 31, 2015, 2014, and 2013, gross interest and penalties related to unrecognized tax benefits accrued was approximately $2.9 million, $2.5 million, and $3.4 million, respectively. The Company classified a majority of its net unrecognized tax benefits and related interest in Other accrued liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2015, 2014, and 2013 are as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$75.5	$74.0	$88.0
Increases related to tax positions taken during the current year	28.9	22.3	22.8
Increases related to tax positions taken during a prior year	0.3	—	—
Decreases related to tax positions taken during a prior year	—	—	(1.5)
Decreases related to settlements with tax authorities	(11.4)	(19.1)	(6.0)
Decreases related to expiration of statute of limitations	(0.9)	(1.7)	(29.3)
Ending balance	$92.4	$75.5	$74.0
The Company files federal, state and foreign income tax returns in many jurisdictions in the U.S. and abroad. Generally, years before 2012 are closed for most significant jurisdictions. Certain of the Company’s unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they reverse.
The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company's management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
NOTE 11.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Net income	$588.8	$418.8	$671.0
Basic:
Weighted-average shares outstanding	37.1	36.9	39.2
Basic net income per share	$15.87	$11.35	$17.12
Diluted:
Weighted-average shares outstanding used in basic calculation	37.1	36.9	39.2
Add: Dilutive potential shares	0.8	0.8	0.9
Weighted-average shares used in computing diluted net income per share	37.9	37.7	40.1
Diluted net income per share	$15.54	$11.11	$16.73
Share-based compensation awards of approximately 1.7 million, 2.4 million, and 2.3 million shares for the years ended December 31, 2015, 2014, and 2013, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.
NOTE 12.     EMPLOYEE BENEFIT PLANS
The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For employees in the U.S., the Company maintains the Intuitive Surgical, Inc. 401(k) Plan (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. The Plan allows employees to contribute up to 75% of their annual compensation to the Plan on a pre-tax and after-tax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Beginning in 2015, the Company began matching contributions made to the Plan by the employees. The Company matches 200% of employee contributions up to $1,500 per calendar year per person. All matching employer contributions vest immediately.

SELECTED QUARTERLY DATA
(UNAUDITED, IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$532.1	$586.1	$589.7	$676.5
Gross profit	$336.8	$386.5	$395.8	$458.8
Net income (1)(2)	$97.0	$134.5	$167.3	$190.0
Net income per common share
Basic	$2.64	$3.64	$4.49	$5.09
Diluted	$2.57	$3.56	$4.40	$4.99

(1) Includes discrete tax benefits as follows:
Audit settlement and expiration of the statutes of limitations in multiple jurisdictions	$—	$7.8	$—	$—
Reversal of the share-based compensation intercompany charges as a result of U.S. Tax Court opinion	$—	$—	$29.3	$—
Reinstatement of the 2015 federal R&D tax credit	$—	$—	$—	$6.4
(2) Includes pre-tax litigation charges (recoveries)	$7.2	$6.6	$—	$(0.6)
	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$464.7	$512.2	$550.1	$604.7
Gross profit	$315.4	$344.4	$360.6	$393.4
Net income (1)(2)	$44.3	$104.0	$123.7	$146.8
Net income per common share
Basic	$1.16	$2.82	$3.43	$4.03
Diluted	$1.13	$2.77	$3.35	$3.94

(1) Includes discrete tax benefits as follows:
Expiration of the statutes of limitations in multiple jurisdictions	$0.2	$—	$0.2	$19.9
Reinstatement of the 2014 federal R&D tax credit	$—	$—	$—	$5.0
(2) Includes pre-tax litigation charges	$67.4	$9.6	$—	$5.4

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and loan credit losses, and sales returns
Year ended December 31, 2015	$5.5	$22.3	$(18.4)	$9.4
Year ended December 31, 2014	$5.8	$22.2	$(22.5)	$5.5
Year ended December 31, 2013	$8.0	$14.1	$(16.3)	$5.8

(1)	Primarily represents products returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by an independent registered public accounting firm, as stated in their report, which is included under "Item 8. Financial Statements and Supplementary Data" of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

ITEM 9B.	OTHER INFORMATION
On January 28, 2016, our Board approved the following changes to certain of the Company’s named executive officers’ target bonus opportunities under our 2016 Corporate Incentive Program, which are effective January 1, 2016:

Executive Officer	Position	Prior Target Annual Cash Bonus Opportunity (as a percentage of base salary)	2016 Target Annual Cash Bonus Opportunity (as a percentage of base salary)
Gary S. Guthart, Ph.D.	President and Chief Executive Officer	70%	100%
Salvatore J. Brogna	Executive Vice President, Product Operations	50%	70%
David J. Rosa	Executive Vice President and Chief Commercial Officer	50%	70%
Marshall L. Mohr	Senior Vice President and Chief Financial Officer	50%	70%

PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2015.

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

3)	Exhibits
The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b)Exhibits

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.4(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

10.1(4)	2000 Equity Incentive Plan. *

10.2(4)	2000 Non-Employee Directors’ Stock Option Plan. *

10.3(4)	2000 Employee Stock Purchase Plan. *

10.4(5)	Form of Indemnity Agreement. *

10.5(6)	2009 Employment Commencement Incentive Plan, as amended and restated. *

10.6(7)	2010 Incentive Award Plan, as amended and restated. *

10.7(8)	Severance Plan. *

10.8(9)	Form of Intuitive Surgical, Inc. 2000 Equity Incentive Plan Stock Option Agreement (Incentive and Nonstatutory Stock Options). *

10.9	Form of Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Stock Option Grant Notice. *

10.10	Form of Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Restricted Stock Unit Grant Notice. *

10.11	Form of Intuitive Surgical, Inc. 2010 Incentive Award Plan Stock Option Grant Notice. *

10.12	Form of Intuitive Surgical, Inc. 2010 Incentive Award Plan Restricted Stock Unit Grant Notice. *

21.1	Intuitive Surgical, Inc. subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young - Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference to exhibits filed with the Company’s 2008 Annual Report on Form 10-K filed on February 6, 2009 (File No. 000-30713).

(2)	Incorporated by reference to Exhibit A filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2012 (File No. 000-30713).

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on April 24, 2012 (File No. 000-30713).

(4)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 filed on March 22, 2000 (File No. 333-33016).

(5)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 3, 2015 (File No. 000-30713).

(6)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed on May 1, 2015 (File No. 333-203793).

(7)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed on May 1, 2015 (File No. 333-203793).

(8)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 2, 2008 (File No. 000-30713).

(9)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2009 (File No. 000-30713).
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/S/ GARY S. GUTHART
Gary S. Guthart, Ph.D. President and Chief Executive Officer
Date: February 2, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 2, 2016
Gary S. Guthart, Ph.D.
/S/ MARSHALL L. MOHR	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 2, 2016
Marshall L. Mohr
/S/ JAMIE E. SAMATH	Vice President, Corporate Controller (Principal Accounting Officer)	February 2, 2016
Jamie E. Samath
/S/ LONNIE M. SMITH	Chairman of the Board of Directors	February 2, 2016
Lonnie M. Smith
/S/ CRAIG H. BARRATT	Director	February 2, 2016
Craig H. Barratt, Ph.D.
/S/ MICHAEL A. FRIEDMAN	Director	February 2, 2016
Michael A. Friedman, M.D.
/S/ AMAL M. JOHNSON	Director	February 2, 2016
Amal M. Johnson
/S/ ERIC H. HALVORSON	Director	February 2, 2016
Eric H. Halvorson
/S/ ALAN J. LEVY	Director	February 2, 2016
Alan J. Levy, Ph.D.
/S/ MARK J. RUBASH	Director	February 2, 2016
Mark J. Rubash
/S/ GEORGE STALK JR.	Director	February 2, 2016
George Stalk Jr.