Form 10-Q
period 2016-06-30
INTUITIVE SURGICAL INC
filed 2016-07-20
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 38,493,364 shares of Common Stock, $0.001 par value per share, outstanding as of July 15, 2016.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,193.5	$714.6
Short-term investments	990.3	845.2
Accounts receivable, net	403.8	394.3
Inventory	169.2	167.9
Prepaids and other current assets	70.6	73.5
Total current assets	2,827.4	2,195.5
Property, plant and equipment, net	440.1	432.1
Long-term investments	2,041.1	1,788.0
Long-term deferred tax assets	126.8	167.8
Intangible and other assets, net	144.3	122.8
Goodwill	201.1	201.1
Total assets	$5,780.8	$4,907.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64.8	$52.6
Accrued compensation and employee benefits	94.5	117.3
Deferred revenue	228.6	225.6
Other accrued liabilities	101.6	96.4
Total current liabilities	489.5	491.9
Other long-term liabilities	109.8	95.9
Total liabilities	599.3	587.8
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2016, and December 31, 2015	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 38.5 shares and 37.4 shares issued and outstanding as of June 30, 2016, and December 31, 2015, respectively	—	—
Additional paid-in capital	3,979.2	3,429.8
Retained earnings	1,193.0	899.2
Accumulated other comprehensive gain (loss)	9.3	(9.5)
Total stockholders’ equity	5,181.5	4,319.5
Total liabilities and stockholders’ equity	$5,780.8	$4,907.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2016	2015	2016	2015
Revenue:
Product	$542.0	$472.8	$1,012.0	$891.0
Service	128.1	113.3	252.6	227.2
Total revenue	670.1	586.1	1,264.6	1,118.2
Cost of revenue:
Product	165.8	160.1	317.4	313.6
Service	33.4	39.5	71.3	81.3
Total cost of revenue	199.2	199.6	388.7	394.9
Gross profit	470.9	386.5	875.9	723.3
Operating expenses:
Selling, general and administrative	170.8	163.3	343.6	325.3
Research and development	54.7	49.4	107.9	93.8
Total operating expenses	225.5	212.7	451.5	419.1
Income from operations	245.4	173.8	424.4	304.2
Interest and other income, net	8.0	4.6	13.5	8.9
Income before taxes	253.4	178.4	437.9	313.1
Income tax expense	68.9	43.9	117.0	81.6
Net income	$184.5	$134.5	$320.9	$231.5
Net income per share:
Basic	$4.82	$3.64	$8.44	$6.29
Diluted	$4.71	$3.56	$8.25	$6.14
Shares used in computing net income per share:
Basic	38.3	36.9	38.0	36.8
Diluted	39.2	37.8	38.9	37.7
Total comprehensive income	$192.5	$129.3	$339.7	$230.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2016	2015
Operating activities:
Net income	$320.9	$231.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	36.0	28.9
Amortization of intangible assets	9.7	12.4
Loss on investments, accretion of discounts and amortization of premiums on investments, net	17.4	11.7
Deferred income taxes	35.8	(4.7)
Income tax benefits from employee stock plans	18.3	17.3
Excess tax benefit from employee stock plans	(30.3)	(21.3)
Share-based compensation expense	85.3	82.4
Changes in operating assets and liabilities
Accounts receivable	(9.4)	(6.4)
Inventory	(19.5)	(33.8)
Prepaids and other assets	(14.5)	18.2
Accounts payable	13.0	(1.4)
Accrued compensation and employee benefits	(22.6)	(8.6)
Deferred revenue	3.8	2.1
Other liabilities	14.3	(19.5)
Net cash provided by operating activities	458.2	308.8
Investing activities:
Purchase of investments	(1,068.3)	(598.9)
Proceeds from sales of investments	233.1	131.6
Proceeds from maturities of investments	427.1	402.5
Purchase of property, plant and equipment	(21.0)	(32.8)
Net cash used in investing activities	(429.1)	(97.6)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	448.5	157.5
Excess tax benefit from employee stock plans	30.3	21.3
Taxes paid related to net share settlement of equity awards	(21.8)	(10.0)
Repurchase and retirement of common stock	(8.1)	(64.0)
Net cash provided by financing activities	448.9	104.8
Effect of exchange rate changes on cash and cash equivalents	0.9	(0.9)
Net increase in cash and cash equivalents	478.9	315.1
Cash and cash equivalents, beginning of period	714.6	600.3
Cash and cash equivalents, end of period	$1,193.5	$915.4
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2015, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on February 2, 2016. The results of operations for the first six months of fiscal year 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company currently plans to adopt this accounting standard in the first quarter of fiscal year 2018. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This ASU becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. This ASU is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company generally does not finance purchases of equipment or other capital, but does lease some of its facilities. The Company’s customers finance purchases of da Vinci systems and ancillary products, including directly with the Company. It is currently unknown whether this ASU will change customer buying patterns or behaviors. The Company is evaluating the effect that this ASU will have on its Consolidated Financial Statements and related disclosures.
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
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term, or long-term investments as of June 30, 2016, and December 31, 2015 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2016
Cash	$226.8	$—	$—	$226.8	$226.8	$—	$—
Level 1:
Money market funds	936.5	—	—	936.5	936.5	—	—
U.S. treasuries & corporate equity securities	303.4	1.9	—	305.3	—	63.2	242.1
Subtotal	1,239.9	1.9	—	1,241.8	936.5	63.2	242.1
Level 2:
Commercial paper	47.7	—	—	47.7	4.2	43.5	—
Corporate debt securities	1,199.1	7.0	(0.2)	1,205.9	—	395.0	810.9
U.S. government agencies	805.0	2.5	—	807.5	26.0	276.3	505.2
Non-U.S. government securities	18.5	—	—	18.5	—	12.5	6.0
Municipal securities	674.0	2.7	—	676.7	—	199.8	476.9
Subtotal	2,744.3	12.2	(0.2)	2,756.3	30.2	927.1	1,799.0
Total assets measured at fair value	$4,211.0	$14.1	$(0.2)	$4,224.9	$1,193.5	$990.3	$2,041.1

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2015
Cash	$202.6	$—	$—	$202.6	$202.6	$—	$—
Level 1:
Money market funds	430.6	—	—	430.6	430.6	—	—
U.S. treasuries & corporate equity securities	253.6	—	(1.8)	251.8	50.6	52.4	148.8
Subtotal	684.2	—	(1.8)	682.4	481.2	52.4	148.8
Level 2:
Commercial paper	76.4	—	—	76.4	3.8	72.6	—
Corporate debt securities	1,131.0	0.8	(3.0)	1,128.8	—	384.5	744.3
U.S. government agencies	618.5	—	(1.5)	617.0	27.0	194.8	395.2
Non-U.S. government securities	28.8	—	(0.1)	28.7	—	10.3	18.4
Municipal securities	611.9	0.6	(0.6)	611.9	—	130.6	481.3
Subtotal	2,466.6	1.4	(5.2)	2,462.8	30.8	792.8	1,639.2
Total assets measured at fair value	$3,353.4	$1.4	$(7.0)	$3,347.8	$714.6	$845.2	$1,788.0
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of June 30, 2016 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,018.3	$1,019.1
Mature in one to five years	2,027.8	2,040.9
Total	$3,046.1	$3,060.0
Realized gains and losses, recognized on the sale of investments, were not material for any of the periods presented.
There were no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2016, and there were no changes in the valuation techniques used by the Company.
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
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive gain (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The gains/(losses) reclassified to revenue related to the hedged transactions were $(0.8) million and $0.1 million for the three and six months ended June 30, 2016, respectively, and $1.1 million and $4.4 million for the three and six months ended June 30, 2015, respectively. The amounts reclassified to expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the periods presented.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and the Swiss Franc (“CHF”). The net gains (losses) recognized in interest and other income, net in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016, and 2015, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Notional amounts:
Forward contracts	$118.5	$89.1	$98.7	$128.7
Gross fair value recorded in:
Prepaid and other current assets	$1.7	$2.0	$1.1	$2.6
Other accrued liabilities	$2.7	$0.5	$2.3	$0.2
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Inventory
The following table provides further details of inventory (in millions):

	June 30, 2016	December 31, 2015
Raw materials	$49.8	$53.3
Work-in-process	9.3	10.2
Finished goods	110.1	104.4
Total inventory	$169.2	$167.9
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing activities (in millions):

	Six Months Ended June 30,
	2016	2015
Equipment transfers from inventory to property, plant and equipment	$22.2	$15.1

NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2016	December 31, 2015
Gross lease receivable	$96.3	$67.1
Unearned income	(4.6)	(3.4)
Allowance for credit loss	(2.3)	(0.4)
Net investment in sales-type leases	89.4	63.3
Reported as:
Prepaids and other current assets	24.0	16.1
Intangible and other assets, net	65.4	47.2
Total, net	$89.4	$63.3

Contractual maturities of gross lease receivables at June 30, 2016, are as follows (in millions):

Amount
2016	$13.0
2017	27.2
2018	27.0
2019	17.4
2020	8.5
Thereafter	3.2
Total	$96.3
NOTE 6.    CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, intellectual property, insurance, contract disputes, employee related, and other matters. Certain of these lawsuits and claims are described in further detail below. It is not possible to predict what the outcome of these matters will be and the Company cannot guarantee that any resolution will be reached on commercially reasonable terms, if at all. With the exception of the charges recorded related to the Company’s estimate of the probable loss associated with the tolled product liability claims described below, the Company has determined that an estimate of either probable losses or range of loss related to material pending or threatened litigation matters cannot be determined as of June 30, 2016. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees, and other related defense costs) could have a material adverse effect on the Company's business, financial position, or future results of operations.
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

Purported Derivative Actions filed on February 3, 2014, February 21, 2014, March 21, 2014, June 3, 2014, and March 5, 2015
On February 3, 2014, an alleged stockholder, Robert Berg, caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4:14-CV-00515, to be filed in the United States District Court for the Northern District of California. The lawsuit names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants.  The plaintiff seeks to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between 2012 and early 2014. The plaintiff also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees.  On April 3, 2014, the case was related to In re Intuitive Surgical Securities Litigation. On July 30, 2014, the court granted Berg’s motion to be appointed lead plaintiff, denied the City of Birmingham’s motion seeking such appointment (see below for additional description), and re-titled the matter In re Intuitive Surgical, Inc. Shareholder Derivative Litigation, No. 4:14-CV-00515. On August 13, 2014, the plaintiffs filed a consolidated complaint, making allegations substantially similar to the allegations in the original complaint. On September 12, 2014, the Company filed a motion to dismiss the consolidated complaint. The plaintiffs filed an opposition on October 9, 2014, and the Company filed its reply on October 30, 2014. The court denied the Company's motion to dismiss on November 16, 2015. On January 26, 2016, the Company moved to stay this lawsuit in favor of Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al. (see below for additional description). Plaintiff opposed the motion to stay on February 16, 2016, the Company filed its reply on March 1, 2016, and a hearing was set for June 16, 2016. While the motion was pending, however, the Company and the plaintiff agreed in principle that the plaintiff would file a motion to intervene in the Public School Teachers’ Pension and Retirement Fund of Chicago action and withdraw his opposition to the stay motion. On March 17, 2016, the parties jointly requested that the court not rule on the stay motion while the agreement was being implemented. Following additional negotiations, the plaintiff filed an unopposed motion to intervene on April 29, 2016. After additional briefing, on May 23, 2016, the court in the Public School Teacher's Pension and Retirement Fund of Chicago action granted the motion. Accordingly, on May 31, 2016, the parties filed a stipulation requesting that the court stay In re Intuitive Surgical, Inc. Shareholder Derivative Litigation. The court granted the stay on June 2, 2016. The parties have agreed that upon any final judgment in the Public School Teachers’ Pension and Retirement Fund of Chicago action, the plaintiff will voluntarily dismiss In re Intuitive Surgical, Inc. Shareholder Derivative Litigation. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief.  On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014. The district court remanded the case back to San Mateo County Superior Court on June 30, 2014. On August 28, 2014, the Company filed a motion seeking to stay the case in favor of the federal action and asking that the plaintiff be required to post a bond on the grounds that the action was duplicative and was not in the Company’s best interests. On November 13, 2014, the superior court entered an order denying in part the Company’s motion to stay and denying the Company's request for plaintiff's bond. On November 18, 2014, the Company petitioned the First Appellate District of the California, Court of Appeal for a writ of mandate directing the superior court to stay the case in its entirety. At the same time, the Company requested an immediate stay of proceedings pending resolution of the petition. On November 19, 2014, the court of appeal granted the Company’s request for an immediate stay of the proceedings and set a briefing schedule for the petition. The plaintiff filed its opposition to the petition on December 8, 2014, and the Company filed its reply on December 22, 2014. The petition was denied on January 8, 2015. On January 20, 2015, the Company filed a demurer (moved to dismiss the complaint). The plaintiff filed its opposition to the demurrer on February 10, 2015, and the Company filed its reply on February 20, 2015. A hearing was held on February 27, 2015, and the court overruled the demurrer on March 27, 2015. The court's order was entered on April 2, 2015. On June 19, 2015, the Company moved for summary judgment, and a hearing on the Company's motion was set for September 4, 2015. On July 6, 2015, the court amended the case schedule, and the Company withdrew its motion for summary judgment. The court later further amended the case schedule, and trial is currently set for September 15, 2016. On May 23, 2016, the court granted an unopposed motion to intervene filed by the plaintiffs in In re Intuitive Surgical, Inc. Shareholder Derivative Litigation and City of Birmingham Relief and Retirement System v. Guthart et al. (see above and below for additional description). The Company filed a new motion for summary judgment on June 1, 2016, which is set of for hearing on August 15, 2016. The plaintiff purported to file a motion for summary adjudication regarding certain affirmative defenses on June 2, 2016. Although a hearing on the plaintiff’s motion currently is set for August 16, 2016, on June 17, 2016, the Company moved to strike the motion as untimely. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
On June 3, 2014, a fourth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Plantation Police Officers’ Employees’ Retirement System v. Guthart et al., C.A. No. 9726-CB, to be filed in the Court of Chancery of the State of Delaware.  The Company filed a motion to stay proceedings in favor of the earlier-filed stockholder derivative lawsuits pending in federal and state courts in California.  In light of the Company’s motion, the plaintiff agreed to a stay of all proceedings in the case in favor of the earlier-filed actions. While the case was stayed, the parties agreed that the plaintiff would file a motion to intervene in the Public School Teachers’ Pension and Retirement Fund of Chicago action (see above for additional description). The plaintiff filed an unopposed motion to intervene on April 29, 2016. After additional briefing, on May 23, 2016, the court in the Public School Teachers’ Pension and Retirement Fund of Chicago action granted the plaintiff’s motion. However, on June 21, 2016, in response to discovery requests, the plaintiff admitted that it did not continuously hold the Company’s stock during all relevant times. The plaintiff has since agreed that that it cannot continue as a plaintiff. In the interim, the City of Plantation Police Officers’ Employees’ Retirement System action remains stayed. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
Product Liability Litigation
The Company is currently named as a defendant in approximately 77 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases death, as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys, many of which are subject to certain tolling agreements further discussed below. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court. In total, plaintiffs seek damages on behalf of 55 patients who had da Vinci Surgeries in 22 different states.
The cases raise a variety of allegations including, to varying degrees, that plaintiffs’ injuries resulted from purported defects in the da Vinci Surgical System and/or failure on the Company's part to provide adequate training resources to the healthcare professionals who performed plaintiffs’ surgeries. The cases further allege that the Company failed to adequately disclose and/or misrepresented the potential risks and/or benefits of the da Vinci Surgical System. Plaintiffs also assert a variety of causes of action, including for example, strict liability based on purported design defects, negligence, fraud, breach of express and implied warranties, unjust enrichment, and loss of consortium. Plaintiffs seek recovery for alleged personal injuries and, in many cases, punitive damages. The Company has reached confidential settlements in many of the filed cases. With certain exceptions, including the Taylor and Zarick cases described below, the remaining filed cases generally are in the early stages of pretrial activity.
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
After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims was appropriate. During the three and six months ended June 30, 2015, the Company recorded pre-tax charges of $6.6 million and $13.8 million, respectively, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements. During the three and six months ended June 30, 2016, the Company recorded pre-tax charges of $4.4 million and $6.3 million, respectively, related to these product liability claims.

The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for claimants who have participated in the mediation process. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants whose claims were not resolved through the mediation program, as well as those claimants who have not participated in mediations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of June 30, 2016, and December 31, 2015, a total of $26.1 million and $24.4 million, respectively, were included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets related to the tolled product liability claims.
In February 2011, the Company was named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in a decedent’s surgery on such decedent's behalf (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company's purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced in the action on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Judgment was entered in the Company's favor on June 7, 2013. Subsequent to the verdict, the plaintiff filed a notice of appeal. That appeal was denied on July 7, 2015. On July 27, 2015, plaintiff filed a motion for reconsideration with the Court of Appeal; the Court of Appeal denied the motion for reconsideration on August 10, 2015. On September 9, 2015, plaintiff filed a Petition for Review with the Washington State Supreme Court. On February 10, 2016, the Washington Supreme Court issued an order granting the plaintiff’s Petition for Review. Oral argument on the appeal before the Washington Supreme Court was heard on June 7, 2016. The court will issue an opinion at a future time.
In December 2012, the Company was named as a defendant in a product liability action filed in the Superior Court of California, Santa Clara County (Michelle Zarick et al. v. Intuitive Surgical, Inc., No. 12-237723). In Zarick, plaintiff asserted product liability claims against the Company as a result of injuries purportedly suffered during a hysterectomy, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Zarick asserted that her injuries were caused, in whole or in part, by the Company’s purported failure to properly train, warn, and instruct the surgeon and by the malfunction of da Vinci surgical equipment during her surgery. The lawsuit sought damages for lost earnings, past medical expenses, and pain and suffering, as well as punitive damages. On April 21, 2016, the plaintiff and the Company reached a confidential settlement, which did not have a material effect on the Company's Consolidated Financial Statements.
Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the United States District Court for the Northern District of California. Plaintiff Illinois Union Insurance Co. (“Illinois Union”) seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by plaintiff to the Company, which provides coverage for product liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-HRL, also filed in the Northern District of California. Plaintiff Navigators Specialty Insurance Co. (“Navigators”) alleges that the Follow Form Excess Liability Insurance Policy issued by plaintiff to the Company for product liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014, should be rescinded. These cases have been consolidated under docket number 3:13-cv-04863. Both plaintiffs generally allege that the Company did not disclose the existence of tolling agreements or the number of claimants incorporated within those agreements, and allege that those agreements were material to plaintiffs’ underwriting processes. On October 20, 2015, the Company filed a complaint alleging breach of contract and bad faith against Illinois Union and Navigators in an action entitled Intuitive Surgical Inc. v. Illinois Union Insurance Co., et al., No. 3:15-cv-04834, based on the defendants failure to indemnify the Company for losses incurred in the defense and settlement of certain product liability claims brought against the Company during the insurance policy period March 1, 2013 to March 1, 2014. The Company’s breach of contract and bad faith action against the insurers has been consolidated with the insurers’ rescission actions for all purposes except for trial, leaving open for a later date as to whether the cases will be consolidated for trial as well. Both Illinois Union and Navigators moved to dismiss the Company’s complaint in that action. The court denied both Illinois Union and Navigators’ motions to dismiss the breach of contract claims against the insurers, denied the motion to dismiss the bad faith claim against Illinois Union, and granted the motion to dismiss the bad faith claim against Navigators.

On March 15, 2016, Illinois Union and Navigators filed motions for summary judgment. On May 26, 2016, the Company and Navigators filed a notice with the court that they had reached a confidential settlement of the litigation between the two parties. On May 27, 2016, the Court denied Illinois Union’s motion for summary judgment. Illinois Union sought leave to move for reconsideration of the Court’s order denying Illinois Union’s motion for summary judgment, which the court denied. Based on currently available information, the Company does not believe the Navigators settlement or resolution of the Illinois Union matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
NOTE 7.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program

Since March 2009, the Company has had a stock repurchase program authorized by the Board of Directors (the “Board”). As of June 30, 2016, the Board has authorized an aggregate amount of up to $4.0 billion for repurchases of the Company’s outstanding common stock, of which the most recent authorization occurred in January 2015 when the Board increased the authorization for stock repurchases by $1.0 billion. As of June 30, 2016, the remaining amount of share repurchases authorized by the Board was approximately $808.2 million.
 The Company repurchased approximately 16,000 shares of the Company's common stock during the six months ended June 30, 2016. The following table provides the share repurchase activities during the three and six months ended June 30, 2016, and 2015 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares repurchased	—	0.1	—	0.1
Average price per share	$—	$494.43	$516.54	$494.66
Value of shares repurchased	$—	$49.3	$8.1	$64.0

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016, and 2015, are as follows (in millions):

	Three Months Ended June 30, 2016
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(1.7)	$6.2	$0.2	$(3.4)	$1.3
Other comprehensive income before reclassifications	—	4.0	2.9	—	6.9
Amounts reclassified from accumulated other comprehensive income	0.7	0.3	—	0.1	1.1
Net current-period other comprehensive income (loss)	0.7	4.3	2.9	0.1	8.0
Ending balance	$(1.0)	$10.5	$3.1	$(3.3)	$9.3

	Three Months Ended June 30, 2015
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.8	$4.2	$(3.8)	$(3.4)	$(1.2)
Other comprehensive income before reclassifications	0.2	(1.8)	(2.4)	—	(4.0)
Amounts reclassified from accumulated other comprehensive income	(1.2)	(0.1)	—	0.1	(1.2)
Net current-period other comprehensive income (loss)	(1.0)	(1.9)	(2.4)	0.1	(5.2)
Ending balance	$0.8	$2.3	$(6.2)	$(3.3)	$(6.4)

	Six Months Ended June 30, 2016
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.5	$(4.2)	$(3.3)	$(3.5)	$(9.5)
Other comprehensive income before reclassifications	(2.5)	14.4	6.4	—	18.3
Amounts reclassified from accumulated other comprehensive income	—	0.3	—	0.2	0.5
Net current-period other comprehensive income (loss)	(2.5)	14.7	6.4	0.2	18.8
Ending balance	$(1.0)	$10.5	$3.1	$(3.3)	$9.3

	Six Months Ended June 30, 2015
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.1	$(0.2)	$(2.1)	$(3.9)	$(5.1)
Other comprehensive income before reclassifications	4.5	3.1	(4.1)	0.4	3.9
Amounts reclassified from accumulated other comprehensive income	(4.8)	(0.6)	—	0.2	(5.2)
Net current-period other comprehensive income (loss)	(0.3)	2.5	(4.1)	0.6	(1.3)
Ending balance	$0.8	$2.3	$(6.2)	$(3.3)	$(6.4)
NOTE 8.    SHARE-BASED COMPENSATION
In April 2016, the Company's shareholders approved an amended and restated 2010 Incentive Award Plan (“2010 Plan”) to provide for an increase in the number of shares of common stock reserved for issuance from 6,250,000 to 7,050,000.  As of June 30, 2016, approximately 2.1 million shares of common stock were reserved for future issuance under the Company’s stock plans. A maximum of approximately 0.9 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the six months ended June 30, 2016, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	4.2	$421.00
Options granted	0.2	$546.44
Options exercised	(1.0)	$418.81
Options forfeited/expired	(0.1)	$496.63
Balance at June 30, 2016	3.3	$427.09
As of June 30, 2016, options to purchase an aggregate of 2.4 million shares of common stock were exercisable at a weighted-average price of $402.96 per share.

Restricted Stock Units Information
A summary of RSU activity for the six months ended June 30, 2016, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2015	0.4	$485.55
Granted	0.3	$540.51
Vested	(0.1)	$482.43
Forfeited	—	$505.67
Unvested balance at June 30, 2016	0.6	$514.55
During the six months ended June 30, 2016, approximately 23,000 RSUs were canceled.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $18.1 million and 0.1 million shares for $17.8 million during the six months ended June 30, 2016, and 2015, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2016, and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales - products	$6.0	$5.4	$11.7	$10.7
Cost of sales - services	3.1	3.1	6.1	6.6
Total cost of sales	9.1	8.5	17.8	17.3
Selling, general and administrative	23.4	23.6	47.6	46.7
Research and development	10.2	9.1	20.1	18.4
Share-based compensation expense before income taxes	42.7	41.2	85.5	82.4
Income tax benefit	13.5	13.1	26.7	26.6
Share-based compensation expense after income taxes	$29.2	$28.1	$58.8	$55.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock Option Plans
Risk free interest rate	1.2%	1.4%	1.2%	1.6%
Expected term (in years)	4.3	4.4	4.4	4.5
Expected volatility	26%	28%	28%	28%
Weighted average fair value at grant date	$146.79	$129.58	$139.58	$134.71
Employee Stock Purchase Plan
Risk free interest rate	—%	—%	0.6%	0.3%
Expected term (in years)	0	0	1.2	1.2
Expected volatility	—%	—%	33%	33%
Weighted average fair value at grant date	$—	$—	$156.87	$145.52
NOTE 9.    INCOME TAXES
Income tax expense for the three months ended June 30, 2016, was $68.9 million, or 27.2% of income before taxes, compared with $43.9 million, or 24.6% of income before taxes for the three months ended June 30, 2015. Income tax expense for the six months ended June 30, 2016, was $117.0 million, or 26.7% of income before taxes, compared with $81.6 million, or 26.1% of income before taxes for the six months ended June 30, 2015. The Company’s effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The higher effective tax rates for the three and six months ended June 30, 2016, as compared with the same periods of 2015, are primarily because the 2015 effective tax rates for the two periods reflected discrete tax benefits of approximately $7.8 million, mainly related to the net releases of uncertain tax benefits in connection with the conclusion of tax audits in various jurisdictions, partly offset by the fact that 2016 effective tax rates for the two periods on a more favorable earnings mix, as well as tax benefit related to federal Research and Development ("R&D") credit. The effective tax rates for the three and six months ended June 30, 2015, did not reflect the tax benefit of federal R&D credit as it expired at the end of 2014 and was reinstated retroactively in December 2015.
As of June 30, 2016, the Company had total gross unrecognized tax benefits of approximately $106.2 million compared with approximately $92.4 million as of December 31, 2015, representing a net increase of approximately $13.8 million for the six months ended June 30, 2016. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
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
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three and six months ended June 30, 2016, and 2015 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$184.5	$134.5	$320.9	$231.5
Denominator:
Weighted-average shares outstanding used in basic calculation	38.3	36.9	38.0	36.8
Add: dilutive effect of potential common shares	0.9	0.9	0.9	0.9
Weighted-average shares used in computing diluted net income per share	39.2	37.8	38.9	37.7
Net income per share:
Basic	$4.82	$3.64	$8.44	$6.29
Diluted	$4.71	$3.56	$8.25	$6.14
Share-based compensation awards of approximately 0.2 million and 2.3 million weighted-average shares for the three months ended June 30, 2016, and 2015, respectively, and approximately 0.3 million and 1.9 million weighted-average shares for the six months ended June 30, 2016, and 2015, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of June 30, 2016, and results of operations for the three and six months ended June 30, 2016, and 2015, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Our products fall into four broad categories - the da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist One Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler), and training technologies. We have commercialized four generations of da Vinci Surgical Systems: the first is our da Vinci standard Surgical System, commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, the third is our da Vinci Si Surgical System, commercialized in 2009, and the fourth is our da Vinci Xi Surgical System, commercialized in the second quarter of 2014. The systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
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
In 2015, approximately 652,000 surgical procedures were performed with the da Vinci Surgical System, compared with approximately 570,000 and 523,000 procedures performed in 2014 and 2013, respectively. During the six months ended June 30, 2016, procedure volume increased approximately 16% compared with the six months ended June 30, 2015. The growth in our overall procedure volume in 2015 and the first half of 2016 was driven by growth in U.S. general surgery procedures and worldwide urologic procedures.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 499,000 in 2015, compared with approximately 449,000 in 2014, and approximately 422,000 in 2013. U.S. procedure volume for the six months ended June 30, 2016, increased approximately 14% compared with the six months ended June 30, 2015. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 238,000 in 2015, compared with 235,000 in 2014 and 240,000 in 2013. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 140,000 in 2015 compared with approximately 107,000 in 2014 and 81,000 in 2013. U.S. urology procedure volume was approximately 102,000 in 2015, compared with approximately 91,000 in 2014 and 85,000 in 2013.
Procedures Outside of the U.S.
Overall procedures outside of the U.S. (“OUS”) grew to approximately 153,000 in 2015, compared with approximately 121,000 in 2014 and approximately 101,000 in 2013. OUS procedure volume for the six months ended June 30, 2016 increased approximately 23% compared with the six months ended June 30, 2015. Procedure growth in most OUS markets was driven largely by dVP volume, which grew to approximately 79,000 in 2015, compared with approximately 65,000 in 2014, and approximately 56,000 in 2013. Partial nephrectomy, general surgery, and gynecologic oncology procedures also contributed to OUS procedure growth.
See “Recent Business Events and Trends” for further discussion on U.S. and OUS procedures.
Business Model
Overview
We generate revenue from both the initial capital sales of da Vinci Surgical Systems and from subsequent sales of instruments, accessories and service, as recurring revenue. The da Vinci Surgical System generally sells for approximately between $0.6 million and $2.5 million, depending upon the model, configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers purchase our EndoWrist and Single-Site instrument and accessory products used in performing procedures with the da Vinci Surgical System. Our instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they are replaced. We typically enter into service contracts at the time systems are sold at an annual rate of approximately $100,000 to $170,000 per year, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
Recurring Revenue
Recurring revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Recurring revenue increased to $1.7 billion or 70% of total revenue in 2015, compared with $1.5 billion, or 70% of total revenue in 2014, and $1.4 billion, or 63% of total revenue in 2013. Recurring revenue for the six months ended June 30, 2016 was $914.0 million, or 72% of revenue, compared with $801.2 million, or 72% of revenue for the six months ended June 30, 2015. The growth of recurring revenue and its increasing proportion of total revenue largely reflect continued procedure adoption on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 3,745 at June 30, 2016.
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
We shipped 21 and 52 systems under lease arrangements, of which 15 and 34 were classified as operating leases, in the three and six months ended June 30, 2016, respectively, compared with 12 and 23 systems under lease arrangements, of which 5 and 14 were classified as operating leases in the three and six months ended June 30, 2015, respectively. Generally, the operating lease arrangements provide our customers with the right to purchase the leased system sometime during or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $12.5 million and $18.0 million for the three and six months ended June 30, 2016, respectively, compared with $3.5 million for both the three and six months ended June 30, 2015. We expect that revenue recognized from customer exercises of the buyout options will continue to be volatile and fluctuate based on the timing of when, and if, customers choose to exercise their buyout options. We believe this has been an effective and well-received program, which we plan to continue. Operating lease revenue for the three and six months ended June 30, 2016, was $4.3 million and $7.8 million, respectively, compared with $1.3 million and $2.5 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, 66 da Vinci systems were installed at customers under operating lease arrangements.
Regulatory Activities
Clearances and Approvals
We have obtained the clearances required to market our multiport products associated with all generations of our da Vinci Surgical Systems (Standard, S, Si, and Xi systems) for our targeted surgical specialties within the U.S. and most of the European markets in which we operate.
In March 2014, we received FDA clearance to market our da Vinci Xi Surgical System in the U.S., our fourth generation da Vinci Surgical System (see the description of the da Vinci Xi Surgical System in the New Product Introductions section below). In June 2014, we received CE mark clearance for our da Vinci Xi Surgical System in Europe. We received regulatory clearances for the da Vinci Xi Surgical System in South Korea in October 2014 and in Japan in March 2015. The regulatory status of the da Vinci Xi Surgical System in other OUS markets varies by country.
We also received FDA clearance on an initial set of instruments for the Xi Surgical system with the initial launch of the system in April 2014.  Later in 2014, we received FDA clearances for Xi versions of our EndoWrist One Vessel Sealer, Firefly, and EndoWrist Stapler 45. In the second quarter of 2015, we received FDA clearance for an additional set of da Vinci Xi instruments.  In June 2015, we received CE mark clearance in Europe and in January 2016 we received U.S. FDA clearance for our integrated table motion product. In March 2016, we received FDA 510(k) clearances in the U.S. for Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System (see the description of the EndoWrist Stapler 30 in the New Product Introductions section below). In March 2016, we also received CE mark clearances in Europe for Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System. In the future, we plan to apply for additional clearances to expand the da Vinci Xi platform product and feature set, including the da Vinci Single Port Surgical System, as described below.
In April 2014, we received FDA clearance to market our da Vinci Single Port Surgical System in the U.S. for single-port urologic surgeries. Since this clearance, we have largely completed modifications to the da Vinci Single Port Surgical System to integrate it into the da Vinci Xi product family as a dedicated single port patient console compatible with the existing da Vinci Xi surgeon console, vision cart, and other equipment. We plan to seek FDA clearance(s) for this da Vinci Xi version of the da Vinci Single Port Surgical System for procedure(s) in which a single small entry point to the body and parallel delivery of instruments is important. Such surgeries could include those performed through a natural orifice like the mouth for head and neck procedures or those performed through a single skin incision. We anticipate increased clinical evaluation of the da Vinci Single Port Surgical System in 2016, particularly in transoral, transabdominal (including urologic), and transanal (including colorectal) applications.
We obtained approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci Si Surgical System in October 2012 and for our da Vinci Xi Surgical System in March 2015. National reimbursement status was received for dVP procedures in Japan effective April 2012 and for da Vinci partial nephrectomy procedures in April 2016. With our support, Japanese surgical societies are seeking reimbursement for additional procedures through the MHLW’s Senshin Iryo processes as well as alternative reimbursement processes. Senshin Iryo approvals require in-country clinical data and are considered for reimbursed status in April of even numbered years. There can be no assurance that we will gain additional Senshin Iryo reimbursements for the procedures or at the times we have targeted. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.

Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field that could pose a risk to health. The definition of “recalls and corrections” is expansive and includes repair, replacement, inspections, re-labeling and issuance of new or additional instructions for use or reinforcement of existing instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting and monitoring worldwide. There are other actions which a medical device manufacturer may take in the field without reporting, including routine servicing, the introduction of new products, and new indications for use and stock rotations.
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
Recent Business Events and Trends
Procedures
Overall. During the six months ended June 30, 2016, total da Vinci procedures grew approximately 16%, compared with growth of approximately 13% for the six months ended June 30, 2015. U.S. procedure growth during the six months ended June 30, 2016 was approximately 14%, compared with approximately 10% for the six months ended June 30, 2015. First half 2016 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures as well as growth in dVP and in gynecologic oncology procedures.
Procedure volume OUS for the six months ended June 30, 2016, grew approximately 23%, compared with approximately 25% in the six months ended June 30, 2015, driven by continued growth in dVP urology procedures and earlier stage growth in kidney cancer and colorectal procedures.
The 2016 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. Growth was strong in Asia and variable by country in Europe. While we are encouraged by procedure adoption in China, future system placements and our ability to sustain procedure growth are dependent on obtaining additional importation authorizations and hospitals completing the central purchasing tender under the authorization. The most recent authorization expired at the end of 2015. The timing and magnitude of future authorizations, which may enable future system placements, is not certain. In Japan, procedure growth rates are likely to be paced by the timing of procedure reimbursement approvals for procedures in addition to dVP and partial nephrectomy.
U.S. Gynecology. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 238,000 in 2015, compared with 235,000 in 2014 and 240,000 in 2013. Our US gynecology procedure volume expanded modestly during the six months ended June 30, 2016 as compared with the same period in 2015. We believe that overall U.S. benign gynecologic surgery volume (robotic and other modalities) has been pressured in recent years by factors including, but not limited to, a trend by payers toward encouraging conservative disease management, larger patient deductibles and co-pays associated with the Affordable Care Act, and FDA actions regarding the use of power morcellation in uterine surgeries. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. benign hysterectomy market, and thus the rate of migration from open surgeries to MIS has slowed. We believe that in 2015 and the first half of 2016 an increasing portion of dVH procedures were referred to gynecologic oncologists. A high proportion of gynecologic oncologists utilize the da Vinci surgical systems to perform procedures which may account for the slight increase in total dVH procedures in 2015 and first half of 2016.
U.S. General Surgery. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 140,000 in 2015, compared with approximately 107,000 in 2014, and 81,000 in 2013. Growth through 2013 was driven by rapid adoption of da Vinci cholecystectomies, the first procedure to be FDA-cleared for Single-Site Surgery, and earlier stage growth in low anterior resections, colon procedures, and several other general surgery procedures. U.S. general surgery procedures grew in excess of 30% in 2014, 2015, and the first half of 2016, with growth shifting from cholecystectomy to hernia repair, colorectal resections, and other general surgery procedures. During 2014, total U.S. da Vinci cholecystectomies grew at a lower rate than in previous years, and in 2015 and the first half of 2016, they modestly declined. In recent quarters, declines in Single-Site cholecystectomies have been largely offset by higher multiport cholecystectomy volumes.
Ventral and inguinal hernia, combined, contributed to the most incremental growth in U.S. general surgery procedures in 2015 and the first half of 2016. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. While we believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods, given the differences in complexity among hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what degree da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
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
dVP. U.S. dVP is the largest urology procedure in the U.S. with 66,000 dVPs performed in 2015, compared with 60,000 in 2014, and 58,000 in 2013. U.S. dVP procedures for the six months ended June 30, 2016, grew at a slightly slower rate than in 2015. As the U.S. standard of care for the surgical treatment of prostate cancer, we expect that the number of dVP procedures performed in the U.S. will fluctuate with the overall prostatectomy market. We believe the return to growth in dVP in 2014 and our current growth rate reflects surgical procedures being performed for men who may have previously deferred screening or definitive treatment. dVP adoption outside of the U.S. is at various stages of adoption, with lower market penetration in certain large markets in Western Europe and Asia. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of dVP.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including procedure growth rates, market response to our recently launched da Vinci Xi Surgical System, hospital consolidation trends, evolving system utilization and point of care dynamics, additional reimbursements in various global markets including Japan, the timing around governmental tenders and authorizations, and the timing of when we receive regulatory clearance in our other OUS markets for our Xi System and related instruments. Demand may also be impacted by robotic surgery competition, including from companies that have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field, including Auris Surgical Robotics, Inc., Cambridge Medical Robotics Ltd, IMRIS Inc., Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc., MedRobotics Corp., meerecompany Inc., Medtronic PLC, Olympus Corp., Samsung Corporation, TransEnterix, Inc., and Titan Medical, Inc., as well as other economic and geopolitical factors.
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

•	A new overhead instrument arm architecture designed to facilitate anatomical access from virtually any position.

•	A new digital endoscope architecture that creates a simpler, more compact design with improved vision definition and clarity.

•	An ability to attach the endoscope to any arm, providing flexibility for visualizing the surgical site.

•	Smaller, thinner arms with newly designed joints that offer a greater range of motion than before.

•	Longer instrument shafts designed to give surgeons greater operative reach.

•	Ease of use enhancements, including automated pre-surgical deployment of the da Vinci robot arms.
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
We CE marked the da Vinci Xi system in June 2014 and began sales and marketing activities in certain countries recognizing the CE mark. We received regulatory clearances for the da Vinci Xi Surgical System in South Korea in October 2014 and in Japan in March 2015. The regulatory status of the da Vinci Xi Surgical System in other OUS markets varies by country.

da Vinci Xi Integrated Table Motion. Integrated Table Motion coordinates the movements of the da Vinci robot arms with an advanced operating room table, the TruSystem® 7000dV sold by Trumpf MedicalTM, to enable shifting a patient's position in real-time while the da Vinci surgical robotic arms remains docked. This gives operating room teams the capabilities to optimally position the operating table so that gravity exposes anatomy during multi-quadrant da Vinci System procedures, maximize reach and access to target anatomy enabling surgeons to interact with tissue at an ideal working angle, and reposition the table during the procedure to enhance anesthesiologists’ care of the patient. In June 2015, we received CE mark clearance for the integrated table motion product in Europe. Initial cases were successfully completed using the integrated table motion technology in the third quarter of 2015, and we began a phased introduction in Europe during the fourth quarter of 2015. We received FDA clearance for the da Vinci Xi integrated table motion product in January 2016 and began our U.S. launch.
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45 mm reloads for use with the da Vinci Si Surgical System. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic, and urologic surgery. This instrument enables operators to precisely position and fire the stapler. Its initial surgical use was directed towards colorectal procedures. In January 2015, we began to ship initial da Vinci Xi versions of the EndoWrist Stapler 45, including Blue, Green, and White 45 mm reloads. The White reloads are only available on the da Vinci Xi platform. In April 2015, we received CE Mark status to sell the EndoWrist Stapler for the Si and Xi Surgical Systems in European markets.
EndoWrist Stapler 30. In March 2016, we received  FDA clearance in the U.S. for the EndoWrist Stapler 30 instrument with Blue, Green, White, and Gray 30mm reloads for use with the da Vinci Xi Surgical System. It is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures. The EndoWrist Stapler 30 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses.
Second Quarter 2016 Financial Highlights

•	Total revenue increased by 14% to $670.1 million during the three months ended June 30, 2016, compared with $586.1 million during the three months ended June 30, 2015.

•	Approximately 188,000 da Vinci procedures were performed during the three months ended June 30, 2016, an increase of approximately 16% compared with 162,000 for the three months ended June 30, 2015.

•	Instrument and accessory revenue increased by 14% to $339.3 million during the three months ended June 30, 2016, compared with $296.8 million during the three months ended June 30, 2015.

•
Recurring revenue increased by 14% to $467.4 million during the three months ended June 30, 2016, representing 70% of total revenue, compared with $410.1 million during the three months ended June 30, 2015, representing 70% of total revenue.

•
Systems revenue increased by 15% to $202.7 million during the three months ended June 30, 2016, compared with $176.0 million during the three months ended June 30, 2015. A total of 130 da Vinci Surgical Systems were shipped during the three months ended June 30, 2016, compared with 118 during the three months ended June 30, 2015. As of June 30, 2016, we had a da Vinci Surgical System installed base of approximately 3,745 systems.

•	Gross profit as a percentage of revenue increased to 70.3% for the three months ended June 30, 2016, compared with 65.9% for the three months ended June 30, 2015.

•
Operating income increased by 41% to $245.4 million during the three months ended June 30, 2016, compared with $173.8 million during the three months ended June 30, 2015. Operating income included $42.7 million and $41.2 million of share-based compensation expense related to employee stock plans during the three months ended June 30, 2016, and 2015, respectively.

•
As of June 30, 2016, we had $4.2 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments increased by $877.1 million, compared with December 31, 2015, primarily as a result of cash provided by operating activities and employee stock option exercises.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of total revenue	2015	% of total revenue	2016	% of total revenue	2015	% of total revenue
Revenue:
Product	$542.0	81%	$472.8	81%	$1,012.0	80%	$891.0	80%
Service	128.1	19%	113.3	19%	252.6	20%	227.2	20%
Total revenue	670.1	100%	586.1	100%	1,264.6	100%	1,118.2	100%
Cost of revenue:
Product	165.8	25%	160.1	27%	317.4	25%	313.6	28%
Service	33.4	5%	39.5	7%	71.3	6%	81.3	7%
Total cost of revenue	199.2	30%	199.6	34%	388.7	31%	394.9	35%
Product gross profit	376.2	56%	312.7	54%	694.6	55%	577.4	52%
Service gross profit	94.7	14%	73.8	12%	181.3	14%	145.9	13%
Gross profit	470.9	70%	386.5	66%	875.9	69%	723.3	65%
Operating expenses:
Selling, general and administrative	170.8	25%	163.3	28%	343.6	27%	325.3	29%
Research and development	54.7	8%	49.4	8%	107.9	9%	93.8	9%
Total operating expenses	225.5	33%	212.7	36%	451.5	36%	419.1	38%
Income from operations	245.4	37%	173.8	30%	424.4	33%	304.2	27%
Interest and other income, net	8.0	1%	4.6	1%	13.5	1%	8.9	1%
Income before taxes	253.4	38%	178.4	31%	437.9	34%	313.1	28%
Income tax expense	68.9	10%	43.9	8%	117.0	9%	81.6	7%
Net income	$184.5	28%	$134.5	23%	$320.9	25%	$231.5	21%
Total Revenue
Total revenue was $670.1 million for the three months ended June 30, 2016, compared with $586.1 million for the three months ended June 30, 2015, driven by 14% higher recurring revenue and 15% higher systems revenue.
We sell our products and services in Euros and British Pounds in those European markets where we have direct distribution channels, and in Japanese Yen and Korean Won in Japan and Korea, respectively. Sales transactions denominated in British Pounds represent less than 3% of total revenue for the periods presented. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 19% for both the three and six months ended June 30, 2016, respectively, compared with approximately 20% and 19% of total revenue for the three and six months ended June 30, 2015, respectively.
Revenue generated in the U.S. accounted for 72% of total revenue for both the three and six months ended June 30, 2016, compared with 71% and 72% of total revenue for the three and six months ended June 30, 2015, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS market and our OUS procedures have grown faster in proportion to U.S. procedures. In future years, we expect our OUS procedures and revenue will grow at a faster rate than in the U.S. and will make up an increasing portion of our business.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three and six months ended June 30, 2016, and 2015 (in millions, except percentages and unit shipments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Instruments and accessories	$339.3	$296.8	$661.4	$574.0
Systems	202.7	176.0	350.6	317.0
Total product revenue	542.0	472.8	1,012.0	891.0
Services	128.1	113.3	252.6	227.2
Total revenue	$670.1	$586.1	$1,264.6	$1,118.2
Recurring revenue	$467.4	$410.1	$914.0	$801.2
% of total revenue	70%	70%	72%	72%
United States	$484.8	$417.8	$915.5	$800.2
OUS	185.3	168.3	349.1	318.0
Total revenue	$670.1	$586.1	$1,264.6	$1,118.2
% of Revenue - United States	72%	71%	72%	72%
% of Revenue - OUS	28%	29%	28%	28%

Unit Shipments by Region:
United States unit shipments	79	72	153	135
OUS unit shipments	51	46	87	82
Total unit shipments*	130	118	240	217

Unit Shipments by Model:
da Vinci S	1	1	1	1
da Vinci Si-e - Single console (3 arm)	—	4	1	6
da Vinci Si - Single console (4 arm)	29	27	53	46
da Vinci Si - Dual console	1	10	1	13
da Vinci Xi - Single console	67	58	133	106
da Vinci Xi - Dual console	32	18	51	45
Total unit shipments*	130	118	240	217

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins of da Vinci standard Surgical Systems	—	1	1	4
Unit shipments involving trade-ins of da Vinci S Surgical Systems	27	25	49	50
Unit shipments involving trade-ins of da Vinci Si Surgical Systems	13	11	30	24
Total unit shipments involving trade-ins	40	37	80	78
Unit shipments not involving trade-ins	90	81	160	139
Total unit shipments*	130	118	240	217

*Systems shipped under operating leases (included in total unit shipments)	15	5	34	14

Product Revenue
Three months ended June 30, 2016:
Product revenue increased 15% to $542.0 million for the three months ended June 30, 2016, compared with $472.8 million for the three months ended June 30, 2015.
Instrument and accessory revenue increased 14% to $339.3 million for the three months ended June 30, 2016, compared with $296.8 million for the three months ended June 30, 2015. The increase in instrument and accessory revenue was driven by procedure growth of approximately 16%. Second quarter 2016 U.S. procedure growth was approximately 13% compared with 10% in the second quarter 2015 and was driven by a higher general surgery, particularly in hernia repair and colorectal procedures, dVP, and gynecology procedure volume. OUS procedure growth was approximately 25% for the second quarter of 2016, compared with 27% for the second quarter of 2015, driven by continued growth in dVP and earlier stage growth in kidney cancer and colorectal procedures.
Systems revenue was $202.7 million during the three months ended June 30, 2016, compared with $176.0 million during the three months ended June 30, 2015. Higher systems revenue was driven by higher system shipments; higher average selling price, driven by a higher mix of dual console systems; operating lease activities, primarily due to a greater number of Lease Buyouts; and higher revenue from upgrades, primarily from our integrated table motion product. Revenue from customer Lease Buyouts was $12.5 million for three months ended June 30, 2016, compared with $3.5 million for the three months ended June 30, 2015. We expect revenue from Lease Buyouts to continue to be volatile and fluctuate based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
During the second quarter of 2016, a total of 130 total systems were shipped compared with 118 during the second quarter of 2015. By geography, 79 systems were shipped into the U.S., 22 into Europe, 23 into Asia, and 6 into other markets during the second quarter of 2016, compared with 72 systems shipped into the U.S., 22 into Europe, 19 into Asia, and 5 into other markets during the second quarter of 2015. During the second quarter 2016, 15 of the 130 systems were shipped under operating lease arrangements compared with 5 of 118 systems shipped during the second quarter of 2015.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of systems shipped under operating leases, was approximately $1.56 million and $1.53 million for the three and six months ended June 30, 2016, respectively, compared with $1.50 million and $1.49 million for the three and six months ended June 30, 2015. Higher ASP for the periods in 2016, primarily resulted from a higher proportion of shipments of with higher feature content including dual console systems and systems sold with the Integrated Table Motion product.
Six months ended June 30, 2016:
Product revenue increased 14% to $1,012.0 million for the six months ended June 30, 2016, compared with $891.0 million for the six months ended June 30, 2015.
Instrument and accessory revenue increased 15% to $661.4 million for the six months ended June 30, 2016, compared with $574.0 million for the six months ended June 30, 2015. The increase in instrument and accessory revenue was driven by procedure growth of approximately 16%. First half 2016 U.S. procedure growth was approximately 14% compared with 10% in the first half of 2015 and was driven by a higher general surgery procedure volume, particularly in hernia repair and colorectal procedures, dVP growth, and gynecology growth. OUS procedure growth was approximately 23% for the six months ended June 30, 2016, compared with 25% for the six months ended June 30, 2015, driven by continued growth in dVP and earlier stage growth in kidney cancer and colorectal procedures.
Systems revenue was $350.6 million during the six months ended June 30, 2016, compared with $317.0 million during the six months ended June 30, 2015. Higher systems revenue was primarily driven by higher system shipments; higher operating lease activities, primarily related to Lease Buyouts; and higher revenue from upgrades, primarily from our Integrated Table Motion product. Revenue from customer Lease Buyouts was $18.0 million for six months ended June 30, 2016, compared with $3.5 million for the six months ended June 30, 2015. We expect revenue from Lease Buyouts to continue to be volatile and fluctuate based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
During the six months ended June 30, 2016, a total of 240 total systems were shipped compared with 217 during the six months ended June 30, 2015. By geography, 153 systems were shipped into the U.S., 35 into Europe, 41 into Asia, and 11 into other markets during the six months ended June 30, 2016, compared with 135 systems shipped into the U.S., 40 into Europe, 33 into Asia, and 9 into other markets during the six months ended June 30, 2015. During the six months ended June 30, 2016, 34 of the 240 systems were shipped under operating lease arrangements compared with 14 of 217 systems shipped during the six months ended June 30, 2015. Operating lease revenue was $7.8 million in the six months ended June 30, 2016, compared with $2.5 million in the six months ended June 30, 2015. The increase in U.S. systems shipments was driven by higher procedure growth in 2016 and market interest in the da Vinci Xi System that was launched in the second quarter of 2014.

Service Revenue
Service revenue increased by 13% to $128.1 million for the three months ended June 30, 2016, compared with $113.3 million for the three months ended June 30, 2015. Service revenue increased by 11% to $252.6 million for the six months ended June 30, 2016, compared with $227.2 million for the six months ended June 30, 2015. Higher service revenue for the three and six months ended June 30, 2016, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended June 30, 2016, increased 20% to $376.2 million, representing 69.4% of product revenue, compared with $312.7 million, representing 66.1% of product revenue, for the three months ended June 30, 2015. Product gross profit for the six months ended June 30, 2016, increased 20% to $694.6 million, representing 68.6% of product revenue, compared with $577.4 million, representing 64.8% of product revenue, for the six months ended June 30, 2015. The higher second quarter and first half 2016 product gross profit was primarily driven by higher product revenue. There was no medical device excise tax included in product gross profit for the three and six months ended June 30, 2016, compared with $3.6 million and $7.8 million for the three and six months ended June 30, 2015. The Consolidated Appropriations Act, 2016 includes a two-year moratorium such that medical device sales in 2016 and 2017 will be exempt from the medical device excise tax.
The higher product gross profit margin for the three and six months ended June 30, 2016, as compared with the same periods in 2015, was driven by manufacturing efficiencies, product cost reductions on some of our newer products, favorable product mix, including higher sales of our da Vinci Xi Integrated Table Motion product, and no medical device excise tax in 2016. Customers can purchase the Integrated Table Motion product either at the time they purchase a da Vinci Xi Surgical System or at a later time. The Integrated Table Motion product is primarily a software product that enables the coordination of movements of the da Vinci robot arms with an advanced operating room table.
Margins on newly launched products will typically be lower than on our mature products reflecting vendor pricing on lower volumes, temporary tooling costs and other start-up costs. Over time, as volumes increase and we refine our manufacturing processes and products, we expect to see improvement in the margins of these newly launched products. However, gross margins may ultimately differ for these newly launched products relative to previously launched products based on market conditions, volume, and complexity of the product.
Product gross profit for the three months ended June 30, 2016, and 2015, reflected share-based compensation expense of $6.0 million and $5.4 million, respectively. Product gross profit for the three months ended June 30, 2016, and 2015, included amortization expense of purchased intellectual property of $2.1 million and $3.3 million, respectively.
Product gross profit for the six months ended June 30, 2016, and 2015, reflected share-based compensation expense of $11.7 million and $10.7 million, respectively. Product gross profit for the six months ended June 30, 2016, and 2015, included amortization expense of purchased intellectual property of $4.3 million and $6.6 million, respectively.
Service gross profit for the three months ended June 30, 2016, was $94.7 million, or 73.9% of service revenue, compared with $73.8 million, or 65.1% of service revenue for the three months ended June 30, 2015. Service gross profit for the six months ended June 30, 2016, was $181.3 million, or 71.8% of service revenue, compared with $145.9 million, or 64.2% of service revenue for the six months ended June 30, 2015. The higher 2016 service gross profit was driven by higher service revenue reflecting a larger installed base of da Vinci Surgical Systems. The higher service gross profit margin for the three and six months ended June 30, 2016, as compared with the same periods in 2015, was primarily driven by improved efficiency and gains made in servicing the da Vinci Xi Surgical System, timing of general field service expenses, and lower da Vinci field replacement costs. During the three and six months ended June 30, 2016, we were generally able to utilize lower cost refurbished endoscopes to meet customer service and replacement needs. During the second half of 2016, as our installed base of da Vinci Xi Surgical System increases, we plan to expand our service pool with new endoscopes which is expected to result in higher costs and lower service gross profit margins.
Service gross profit for the three months ended June 30, 2016, and 2015, reflected share-based compensation expense of $3.1 million and $3.1 million, respectively. Service gross profit for the six months ended June 30, 2016, and 2015, reflected share-based compensation expense of $6.1 million and $6.6 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2016, increased by 5% to $170.8 million, compared with $163.3 million for the three months ended June 30, 2015. Selling, general and administrative expenses for the six months ended June 30, 2016, increased by 6% to $343.6 million, compared with $325.3 million for the six months ended June 30, 2015. The higher second quarter and first half 2016 selling, general, and administrative expenses as compared with the same periods in 2015 were driven by higher OUS expenses associated with our expanded Asian and European teams, higher headcount, and higher legal fees, partially offset by lower litigation charges. During the three and six months ended June 30, 2016, total litigation charges were $4.4 million and $6.6 million, respectively, compared with the $6.6 million and $13.8 million for the three and six months ended June 30, 2015, respectively. Share-based compensation expense was $23.4 million and $47.6 million for the three and six months ended June 30, 2016, respectively, compared with $23.6 million and $46.7 million, for the three and six months ended June 30, 2015, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products.
Research and development expenses for the three months ended June 30, 2016, increased by 11% to $54.7 million, compared with $49.4 million for the three months ended June 30, 2015. Research and development expenses for the six months ended June 30, 2016, increased by 15% to $107.9 million, compared with $93.8 million for the six months ended June 30, 2015. The increase in research and development expenses for the three and six months ended June 30, 2016, as compared with the same periods in 2015, was primarily due to growth in our product development organization, including development in advanced imaging, advanced instrumentation, and next generation robotics, and higher incentive compensation costs.
Share-based compensation expense charged to research and development expense was $10.2 million and $20.1 million for the three and six months ended June 30, 2016, respectively, compared with $9.1 million and $18.4 million for the three and six months ended June 30, 2015, respectively.
Amortization expense related to purchased intellectual property was $2.5 million and $2.9 million for the three months ended June 30, 2016, and 2015, respectively. Amortization expense related to purchased intellectual property was $5.4 million and $5.8 million for the six months ended June 30, 2016, and 2015, respectively.
Research and development expenses fluctuate with project timing. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended June 30, 2016, and 2015, was $8.0 million and $4.6 million, respectively. Interest and other income, net, for the six months ended June 30, 2016, and 2015, was $13.5 million and $8.9 million, respectively. The increase was primarily driven by higher interest earned during the three and six months ended June 30, 2016, on higher cash and investment balances.
Income Tax Expense
Income tax expense for the three months ended June 30, 2016, was $68.9 million, or 27.2% of income before taxes, compared with $43.9 million, or 24.6% of income before taxes for the three months ended June 30, 2015. Income tax expense for the six months ended June 30, 2016, was $117.0 million, or 26.7% of income before taxes, compared with $81.6 million, or 26.1% of income before taxes for the six months ended June 30, 2015. The effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due primarily to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.
The higher effective tax rates for the three and six months ended June 30, 2016, as compared with the same periods of 2015, are primarily because the 2015 effective tax rates for the two periods reflected discrete tax benefits of approximately $7.8 million, mainly related to net releases of uncertain tax benefits in connection with the conclusion of tax audits in various jurisdictions, partly offset by the effect of 2016 effective tax rates for the two periods on a more favorable earnings mix, as well as a tax benefit related to a federal R&D credit. The effective tax rates for the three and six months ended June 30, 2015, did not reflect the tax benefit of the federal R&D credit as it expired at the end of 2014 and was reinstated retroactively in December 2015.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and proceeds from employee exercises of stock options. Cash and cash equivalents plus short and long-term investments increased from $3.3 billion at December 31, 2015, to $4.2 billion at June 30, 2016. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of June 30, 2016, $1,118.1 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. as we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs.
Condensed Consolidated Cash Flow Data (unaudited)
The following table summarizes our cash flows for the six months ended June 30, 2016, and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in)
Operating activities	$458.2	$308.8
Investing activities	(429.1)	(97.6)
Financing activities	448.9	104.8
Effect of exchange rates on cash and cash equivalents	0.9	(0.9)
Net increase in cash and cash equivalents	$478.9	$315.1
Operating Activities
For the six months ended June 30, 2016, cash flow provided by operating activities of $458.2 million exceeded our net income of $320.9 million primarily for the following reasons:

1.
Our net income included non-cash charges, including share-based compensation of $85.3 million; deferred income taxes of $35.8 million; depreciation and loss on disposal of property, plant, and equipment of $36.0 million; loss on investments, accretion of discounts and amortization of premiums on investments of $17.4 million; and amortization of intangible assets of $9.7 million, partly offset by tax benefits from employee stock plans of $12.0 million.

2.
The non-cash charges outlined above were partly offset by changes in operating assets and liabilities that resulted in $34.9 million of cash used by operating activities. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, deferred revenue, other accrued liabilities and prepaid expenses. Accrued compensation and employee benefits decreased $22.6 million primarily due to the payments of 2015 incentive compensation. Inventory, including the equipment transfers from inventory to property, plant and equipment, increased by $19.5 million. Prepaids and other assets increased $14.5 million primarily driven by higher lease receivable balances resulting from sales-type lease arrangement transactions entered into during the six months ended June 30, 2016, and an increase in prepaid taxes due to timing of tax payments. The unfavorable impact of these items on cash provided by operating activities was partly offset by a $13.0 million increase in accounts payable and an $14.3 million increase in other liabilities.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2016, included purchases of investments (net of proceeds from sales and maturities of investments) of $408.1 million and acquisition of property and equipment of $21.0 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2016, consisted primarily of the proceeds from stock option exercises and employee stock purchases of $448.5 million and excess tax benefits of $30.3 million, partly offset by $21.8 million in taxes paid on behalf of employees related to net share settlements of vested employee equity awards, and $8.1 million used for the repurchase of shares through open market transactions.

Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the second quarter of 2016.
Our cash requirements depend on numerous factors, including the market acceptance of our products, the resources we devote to developing and supporting our products and other factors. In the past, we made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. We expect to continue to devote substantial resources to expand our commercial operations, product development and manufacturing activities, our facilities, as well as procedure adoption and acceptance of our products. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.
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
There have been no material changes in our market risk during the six months ended June 30, 2016, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
(c) Issuer Purchases of Equity Securities
Since March 2009, we have had a stock repurchase program. As of June 30, 2016, the Board of Directors has authorized an aggregate amount of up to $4.0 billion for stock repurchases, of which the most recent authorization occurred in January 2015 when the Board of Directors increased the authorization for stock repurchases by $1.0 billion. No shares were purchased during the three months ended June 30, 2016. $808.2 million remained available to repurchase shares under the authorized repurchase program as of June 30, 2016.

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

10.1
Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2016).

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 20, 2016