Form 10-K
period 2016-12-31
INTUITIVE SURGICAL INC
filed 2017-02-06
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2016, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $25,194,062,637. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock on January 20, 2017, was 38,786,979.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 20, 2017, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

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
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci® S®, da Vinci® Si HD Surgical System™, da Vinci® S HD Surgical System®, da Vinci Si®, da Vinci Xi®, da Vinci® SP™, EndoWrist®, Firefly®, InSite®, da Vinci® Connect®, and Intuitive Surgical EcoSystem™ are trademarks of Intuitive Surgical, Inc.
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
Our systems provide the following features and benefits to surgeons:
Immersive 3-D Visualization. Our vision system includes a 3-D endoscope with two independent vision channels linked to two separate color monitors through sophisticated image processing electronics. The da Vinci Surgical System provides visualization of target anatomy with natural depth-of-field, enhanced contrast and magnification that is intended to facilitate accurate tissue identification and tissue layer differentiation. With our Firefly Fluorescence Imaging technology, surgeons can use our specialized imaging hardware in combination with an injectable fluorescent dye to visualize vasculature, tissue perfusion, or biliary ducts beneath tissue surfaces in real-time.
Precise and Tremor-Free Endoscope Control. Our imaging system also incorporates our proprietary Navigator camera control technology that allows the surgeon to easily change, move, zoom and rotate his or her field of vision. Surgeons can reposition the surgical camera quickly with foot controls or zoom in, out, up, down, left and right by moving their hands while maintaining a stable image.
EndoWrist Instruments. Our instruments are modeled after the human wrist, offering a greater range of motion than the human hand. Most of our proprietary instruments, which we call EndoWrist instruments, incorporate “wrist” joints that enable surgeons to reach behind tissues and suture with precision, just as they can in open surgery.
Intuitive Instrument Movements. Our technology is designed to transform the surgeon’s natural hand movements outside the body into corresponding micro-movements inside the patient’s body. For example, with the da Vinci Surgical System, a hand movement to the right outside the body causes the instrument inside the patient to be moved to the right. In contrast, conventional MIS instruments are long rigid levers that rotate around a fulcrum, or pivot point, located at the port created in the body wall. In conventional MIS, the instrument tip moves in the opposite direction from the surgeon’s hand and surgeons must adjust their hand-eye coordination to translate their hand movements in that environment.
Scaled, Tremor Filtered Instrument Movement. With our technology, a surgeon can also use “motion scaling,” a feature that translates, for example, a three-millimeter hand movement outside the patient’s body into a one-millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow precision and control for delicate tasks. In addition, our technology filters the tremor inherent in a surgeon’s hands.
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
Patient-Side Cart. The patient-side cart holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be positioned as appropriate, and then locked into place. At least two arms hold our EndoWrist instruments, one representing the surgeon’s left hand and one representing the surgeon’s right hand. A third arm positions the endoscope, allowing the surgeon to easily move, zoom and rotate his or her field of vision. A fourth instrument arm extends surgical capabilities by enabling the surgeon to add a third EndoWrist instrument to perform additional tasks. The fourth instrument arm is a standard integrated feature on the da Vinci Xi and Si Surgical Systems, and is available as an upgrade on three-arm da Vinci S and Si-e Surgical Systems.
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
Firefly Fluorescence Imaging. Firefly is a standard feature of the da Vinci Xi Surgical System and available on our da Vinci Si Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature, tissue perfusion, or biliary ducts in three dimensions beneath tissue surfaces to visualize critical anatomy. Firefly is generally used across the categories of urology, gynecology and general surgery.
Standard da Vinci System. During 2014, we phased out the sale of all instrument, accessory and service contract offerings for the standard da Vinci Surgical System.
Instruments and Accessories
EndoWrist Instruments. We manufacture a variety of instruments, most of which incorporate wrist joints for natural dexterity, with tips customized for various surgical procedures. EndoWrist instruments are offered in a variety of sizes, of which 5mm and 8mm diameter sizes are the most commonly sold. At their tips, the various EndoWrist instruments include forceps, scissors, electrocautery, scalpels, and other surgical tools that are familiar to the surgeon from open surgery and conventional MIS. A variety of EndoWrist instruments may be selected and used interchangeably during a surgery. Most of our EndoWrist instruments are sterilizable and most are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the da Vinci system and instruments work together. In addition, the chip will generally not allow the instrument to be used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure.
da Vinci Single-Site. da Vinci Single-Site is a set of non-wristed instruments and accessories that allow Surgical Systems to work through a single incision, typically in the umbilicus, rather than multiple incisions. Single incision surgery is intended to minimize trauma to patients by reducing the number of ports required to enter the body and is typically utilized for less complex surgery than multi-port surgery.
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

EndoWrist Stapler. The EndoWrist Stapler is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses. This instrument enables operators to precisely position and fire the stapler. We market two types of staplers: The EndoWrist Stapler 45 and 30. The EndoWrist Stapler 45 is used in general, gynecologic and urologic surgery. The EndoWrist Stapler 30, available with the da Vinci Xi Surgical System, is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures.
Accessory Products. We sell various accessory products which are used in conjunction with the da Vinci Surgical System as surgical procedures are performed. Accessory products include sterile drapes used to help ensure a sterile field during surgery, vision products such as replacement 3-D stereo endoscopes, camera heads, light guides, and other items that facilitate use of the da Vinci system.
Business Strategy
Our goal is to fundamentally improve surgery and maximize the number of patients who can derive the benefits of MIS. Through the use of computer-aided robotic technologies our objective is to create value for patients, surgeons, and hospitals as summarized below:

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

Clinical Applications
We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for da Vinci Surgery—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value, and hospital value. We currently focus on five surgical specialties: gynecologic surgery, urologic surgery, general surgery, cardiothoracic surgery, and head and neck surgery. Key procedures which we are focused on include da Vinci Prostatectomy (“dVP”), da Vinci Hysterectomy (“dVH”), hernia repair, da Vinci Cholecystectomy, da Vinci Colon and Rectal procedures, da Vinci Partial Nephrectomy, da Vinci Sacrocolpopexy, da Vinci Mitral Valve Repair, da Vinci Lobectomy, and da Vinci Transoral Robotic Surgery. In 2016, total U.S. procedure volume was approximately 563,000, of which 44% was in gynecology, 33% was in general surgery, and 19% was in urology. Procedure volume from our market outside of the U.S. was approximately 190,000 in 2016, of which most procedures were in urology. Representative surgical applications are described below.
Gynecologic Surgery
Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is performed for a variety of underlying benign and cancerous conditions. Hysterectomies can be performed using open surgery (laparotomy), or MIS techniques, which include vaginal, laparoscopic, and robotic approaches. Prior to the clearance of da Vinci surgery for use in gynecological procedures in 2005, the majority of hysterectomies performed were open surgeries. We believe that da Vinci Surgery provides a large number of women the opportunity to receive a minimally invasive treatment as an alternative to an open hysterectomy, as we estimate that nearly 80% of hysterectomies are performed with a MIS technique. Hysterectomies for benign conditions can be performed using either multi-port or Single-Site technology and we believe a majority of da Vinci surgery is performed using multi-port techniques. Single-Site instruments enable surgeons to perform surgery through a single port via the patient’s belly button, allowing for virtually scarless results.
Sacrocolpopexy. The abdominal (open) sacrocolpopexy is one of the most successful operations for vaginal vault prolapse. Sacrocolpopexy involves suturing a synthetic mesh that connects and supports the vagina to the sacrum (tailbone). A sacrocolpopexy can be performed using a conventional laparoscopic technique; however, it is generally described as difficult and cumbersome to perform. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of sacrocolpopexy patients.
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
Partial Nephrectomy. Partial nephrectomy is the removal of a small portion of a kidney (typically, an area of the kidney containing a tumor). Partial nephrectomies are most commonly performed in patients diagnosed with clinically localized renal cancer. Excluding da Vinci surgery, there are three common surgical approaches to performing partial nephrectomies: open surgical technique, laparoscopy, and hand assisted laparoscopy, which is a hybrid of the open and laparoscopic techniques. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of partial nephrectomy patients. Treatment guidelines for patients with localized renal cancer recommend partial nephrectomy due to the benefits nephron-sparing surgery has in long-term patient outcomes. Published clinical literature has shown that the presence of a da Vinci Surgical System is associated with a higher-proportion of patients receiving a guideline-recommended partial nephrectomy.
General Surgery
Colorectal Surgery. These procedures typically involve benign or cancerous conditions of the lower digestive system, in particular the rectum or colon. Common procedures in this area include hemicolectomy, sigmoidectomy, low anterior resection, and abdominoperineal resection. Conventional laparoscopy is not widely employed to treat these types of diseases, due to their high degree of complexity. Surgeons have reported that the use of the da Vinci Surgery System and our latest technologies, such as the da Vinci Xi Surgical System, EndoWrist Stapler, and EndoWrist Vessel Sealer, have enabled them to offer MIS approaches to a broader range of colorectal surgery patients.
Hernia Repair. A hernia occurs when an organ or fatty tissue squeezes through a weak spot in a surrounding muscle or connective fascia tissue. During a hernia repair surgery, the weakened abdominal wall tissue is secured and defects are repaired. Common types of hernia are ventral and inguinal. Ventral, or abdominal hernia, may occur through a scar after surgery in the abdomen. Inguinal hernia is a bulge in the groin and is more common in men.  Hernia repair can be performed using traditional open surgery or MIS. There is a wide-range of complexity in hernia repair surgeries and varying surgeon opinion regarding optimal surgical approach. The benefits of minimally invasive and robotic hernia repair surgery vary by patient.
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
Bariatric Surgery.  A body of literature points to the benefit of surgery to treat patients for morbid obesity and its secondary effects, such as diabetes.  Sleeve gastrectomy and roux-en-Y gastric bypass (“RYGB”) are the most commonly performed surgical procedures for morbid obesity in the U.S. The body habitus of morbidly obese patients can make laparoscopic surgery physically challenging for the surgeon, and certain surgeons have found value in using the da Vinci Surgical System to improve upon the ergonomics when performing minimally-invasive surgery in morbidly obese patients.  In addition, RYGB can be a technically challenging procedure because of the suturing, stapling, and tissue (bowel) manipulation that is required.  Surgeons using the da Vinci Surgical System have reported a reduction in a critical complication (anastomotic leaks) relative to laparoscopic RYGB.
Cardiothoracic Surgery
Thoracic Surgery. Conventional approaches to surgical procedures in the thorax include both open and video-assisted thoracoscopic approaches. Procedures performed via these methods include pulmonary wedge resection, pulmonary lobectomy, thymectomy, mediastinal mass excision, and esophagectomy. Many thoracic procedures remain open procedures. Surgeons have reported that the use of the da Vinci Surgery System in thoracic surgery has enabled them to offer MIS approaches to a broader range of thoracic surgery patients and improved clinical outcomes compared to open and video-assisted thoracic surgery in published single-center, multi-center and national database clinical studies. We believe the EndoWrist Stapler 30 may have particular utility in thoracic procedures.
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
Procedure Mix
Our procedure business is broadly split into two categories: (1) cancer and other highly complex procedures and (2) less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these categories. Our fully featured da Vinci Xi system with advanced instruments including the EndoWrist One Vessel Sealer, EndoWrist Stapler products, and our Table Motion product target the more complex procedure segment. Lower priced products, including the three-arm da Vinci Si-e System, refurbished da Vinci Si, and lower priced Single-Site instruments are targeted towards less complex procedures.
Clinical Summary
We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System and we work closely with our surgeon customers to refine and explore new techniques in which da Vinci may bring value. As of December 31, 2016, we had an installed base of 3,919 da Vinci Surgical Systems, including 2,563 in the U.S., 665 in Europe, 502 in Asia, and 189 in the rest of the world. We estimate that surgeons using our technology completed approximately 753,000 surgical procedures of various types in hospitals throughout the world during the year ended December 31, 2016. Of those da Vinci procedures performed in 2016, we estimate that approximately 222,000 were dVH procedures and approximately 162,000 were dVP procedures.
Sales and Customer Support
Sales Model
We provide our products through direct sales organizations in the U.S., Japan, South Korea, and Europe, excluding Spain, Portugal, Italy, Greece, and Eastern European countries. In the remainder of our markets outside of the U.S. (“OUS”), we provide our products through distributors. No single customer accounted for more than 10% of revenue during the years ended December 31, 2016, 2015, and 2014. During the years ended December 31, 2016, 2015, and 2014, domestic revenue accounted for 72%, 71%, and 70%, respectively, of total revenue, while revenue from our OUS markets accounted for 28%, 29%, and 30%, respectively. As of December 31, 2016, and 2015, 86% and 88% of all long-lived assets were in the United States.
Our direct sales organization is composed of a capital sales team, responsible for selling da Vinci Surgical Systems, and a clinical sales team, responsible for supporting da Vinci Surgical System use in surgical procedures performed at our hospital accounts. Our hospital accounts include both individual hospitals and health care facilities and hospitals and health care facilities that are part of an integrated delivery network (“IDN groups”). The initial da Vinci Surgical System sale into an account as a major capital equipment purchase by our customers typically has a lengthy sales cycle that can be affected by macroeconomic factors, capital spending prioritization, timing of budgeting cycles, and competitive bidding processes. Capital sales activities include educating surgeons and hospital staff across multiple surgical specialties on the benefits of da Vinci Surgery, total treatment costs, and the clinical applications that our technology enables. We also train our sales organization to educate hospital management on the potential benefits of adopting our technology, including clinical benefits of da Vinci Surgery, potential reductions in complications and length of stay, and the resulting potential for increased patient satisfaction, surgeon recruitment, and procedure volume.
Our clinical sales team works on site at the hospitals, interacting with surgeons, operating room staff, and hospital administrators to develop and sustain successful robotics surgery programs. They assist the hospital in identifying surgeons who have an interest in robotic surgery and the potential benefits provided by the da Vinci Surgical System. Our clinical sales team provides the current clinical information on robotic surgery practices and new product applications to the hospital teams and has grown with the expanded installed base of da Vinci Surgical Systems and the total number of procedures performed. We expect this organization to continue to grow as our business expands.
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
Research and Development
We focus our research and development efforts on providing our customers with new products and product improvements that enable them to perform MIS procedures with less difficulty. We employ research and development and engineering staff responsible for product design and engineering. We invested $239.6 million, $197.4 million, and $178.0 million of research and development expenses for the years ended December 31, 2016, 2015, and 2014, respectively.
We establish strategic alliances with other medical device and technology based companies to complement our research and development effort. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, procedure development, and marketing activities. We have formed alliances with several companies, including, but not limited to, Erbe Elektromedizin GmbH, Johnson & Johnson, Olympus Corporation, Novadaq Technologies, Inc., Mimic Technologies, Inc., Schoelly Fiberoptic GmbH, Trumpf Medical (a division of Hill-Rom Holdings, Inc.), InTouch Technology Inc., Dextera Surgical Inc. and 3D Systems, Inc.
In September 2016, we agreed to establish a joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. “Fosun Pharma”, a subsidiary of Fosun International Limited, to research, develop, manufacture, and sell robotic-assisted catheter-based medical devices. See “Item 7. Management’s Discussion and Analysis” for further details on the joint venture with Fosun Pharma.
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

Competition
We face competition in the forms of existing open surgery, conventional MIS, drug therapies, radiation treatment, and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability as well as educating hospitals, surgeons and patients on the demonstrated results associated with da Vinci Surgery and its value relative to other techniques. We also face competition from several companies that are developing new approaches and products for the MIS market. We believe that many companies are focused on adding capability to manual MIS systems. Because many of these developments are aimed at MIS, we believe that our da Vinci Surgical System may prove complementary to some of these new technologies.
Moreover, as we add new robotically controlled products (e.g. Single-Site, EndoWrist stapler, and Vessel Sealer) that compete with product offerings traditionally within the domains of open surgery and/or conventional MIS, we face greater competition from larger and well established companies such as Ethicon Endo-Surgery, Inc.
Furthermore, as da Vinci use increases, a number of companies have introduced products in the field of robotic surgery or have made explicit statements to enter the field of robotic surgery, including: Auris Surgical Robotics, Inc.; Avatera Medical GmbH; Cambridge Medical Robotics Ltd; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; meerecompany Inc.; Medtronic PLC; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; TransEnterix Inc.; and Titan Medical Inc. Companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our revenues may be adversely impacted as our competitors announce their intent to enter our markets and as our customers anticipate the availability of competing products.
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
As of December 31, 2016, we held ownership or exclusive field-of-use licenses for more than 2,400 U.S. and foreign patents and more than 1,800 U.S. and foreign patent applications. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology.
Patents are granted for finite terms. Upon expiration, the inventions claimed in a patent enter the public domain.
Government Regulation
Our products and operations are subject to regulation by the FDA, the State of California and countries or regions in which we market our products. In addition, our products must meet the requirements of a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate our compliance into the development and regulatory documentation for our products. Failure to meet these standards could limit our ability to market our products in those regions which require compliance to such standards. Examples of standards to which we are subject include electrical safety standards such as those of the International Electrotechnical Commission (e.g. IEC 60601-ss series of standards), and composition standards such as the Reduction of Hazardous Substances (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) Directives.
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
Under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class I and Class II medical devices.
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
In addition to the above, we may seek to conduct clinical studies or trials in the U.S. or other countries on products that have not yet been cleared or approved for a particular indication. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such investigational use is generally also regulated by local and institutional requirements and policies which usually include review by an ethics committee or institutional review board (“IRB”). Failure to comply with all regulations governing such studies could subject the company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.
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
California Regulation
The State of California requires that we obtain a license to manufacture medical devices and until 2012 conducted periodic inspections of medical device manufacturers. Our facilities and manufacturing processes were last inspected in July 2011 and were found to be in compliance. In accordance with the State of California regulations, our license to manufacture is renewed annually with any updated manufacturing information. Although the State of California has announced suspension of routine periodic inspections, there can be no assurance the State of California will not resume such inspections or conduct such inspections under specific circumstances which are not yet known.
Foreign Regulation
In order for us to market our products in countries outside the United States, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes which are substantially longer than U.S. processes. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory approval. We obtained from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) approval for our da Vinci Si Surgical Systems in October 2012 and approval for our da Vinci Xi Surgical Systems in March 2015. National reimbursement status was received in Japan for dVP procedures, effective April 2012 and for da Vinci partial nephrectomy procedures in April 2016. We are currently seeking reimbursement for additional procedures through the MHLW’s Senshin Iryo processes as well as alternative reimbursement processes. Our Senshin Iryo approvals require in-country clinical data and are considered for reimbursed status in April of even numbered years.
Commercialization of medical devices in Europe is regulated by the European Union (“EU”). The EU presently requires that all medical products bear the Conformité Européenne (“CE”) mark, for compliance with the Medical Device Directive (93/42/EEC) as amended. The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated countries which accept the CE mark. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system and design dossier for compliance with international and European requirements. We have received authorization from Presafe Denmark A/S (formerly DGM Denmark A/S), a recognized European Notified Body and part of Nemko Presafe A/S, to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments and accessories. To maintain authorization to apply the CE mark, we are subject to annual surveillance audits and periodic re-certification audits. In September 2013, the European Commission adopted a recommendation indicating that all Notified Bodies, including Presafe, should carry out unannounced audits, at least once every third year, of the manufacturers whose medical devices they have certified. These unannounced audits can also extend to the manufacturer’s critical suppliers or sub-contractors (those that supply a critical input or perform a critical function for the manufacturer).

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
Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Certain countries, such as China and South Korea, have their own regulatory agencies. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products, may negatively impact our ability to generate revenue and harm our business. Our system sales into China are also dependent on obtaining importation authorizations and hospitals completing a central purchasing tender process under the authorization, the most recent of which expired at the end of 2015. In addition, local regulations may apply which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and in general are increasing in complexity, and in the scope and degree of documentation and testing required. There can be no assurance the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use and service as well as the removal and disposal of medical devices in the regions in which we operate and market our products. Failure to comply with any of these regulations could result in sanctions or fines, and could prevent us from marketing our products in these regions.
Other Healthcare Laws
We are also subject to federal and state healthcare laws and regulations pertaining to fraud and abuse, physician payment transparency, privacy, and security laws and regulations. These laws include:

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

•
the federal Physician Payment Sunshine Act, which requires (i) manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and (ii) applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members, and payments or other “transfers of value” to such physician owners. Manufacturers are required to submit reports to CMS by the 90th day of each calendar year; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other “transfers of value” to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
If our operations are found to violate any of the laws described above or any other laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from our participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and materially adversely affect our business, results of operations and financial condition. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Third-Party Coverage and Reimbursement
In the U.S. and most markets OUS where we sell our products, the government and health insurance companies together are responsible for hospital and surgeon reimbursement for virtually all covered surgical procedures. Governments and insurance companies generally reimburse hospitals and physicians for surgery when the procedure is considered medically necessary. In the U.S., CMS administers the Medicare and Medicaid programs (the latter, along with applicable state governments). Many other third-party payors model their reimbursement methodologies after the Medicare program. As the single largest payor, this program has a significant impact on other payors’ payment systems.
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
Domestic institutions typically bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans for the primary surgical procedure that includes our products. Because our da Vinci Surgical System has been cleared for commercial distribution in the U.S. by the FDA, coverage and reimbursement by payors are generally determined by the medical necessity of the primary surgical procedure. We believe that the additional procedures we intend to pursue are established surgical procedures that are generally already reimbursable by government agencies and insurance companies for appropriately selected patients. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business.
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

In March 2010, the U.S. President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes changes that significantly impact healthcare providers, insurers, pharmaceutical and medical device manufacturers. The PPACA contains a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansion, including, but not limited to fees or taxes on certain health-related industries, including medical device manufacturers. For sales between January 1, 2013 and December 31, 2015, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% on certain U.S. medical device revenues. Under this provision, we incurred an excise tax of approximately $17.0 million in 2015 which was included as a cost of revenue and a reduction of product gross profit margin. In December, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016 (the “Appropriations Act”). The Appropriations Act includes a two-year moratorium on the medical device excise tax such that medical device sales in 2016 and 2017 are exempt from the medical device excise tax. Unless there is further legislative action, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018.
The PPACA also appropriates funding to research the comparative effectiveness of health care treatments and strategies. It remains unclear how this research will influence future Medicare coverage and reimbursement decisions, as well as influence other third-party payor coverage and reimbursement policies. As the U.S. congress and state governments determine how to implement the PPACA, the full impact of the PPACA on the medical device industry and the sale of our products is currently unknown. The PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our business. The taxes imposed by PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits, lower reimbursement from payors for procedures that use our products and/or reduced procedural volumes, all of which may adversely affect our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.
There have also been judicial and congressional challenges to certain aspects of the PPACA, and we expect that the U.S. federal government will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. For instance, on January 20, 2017, an executive order was issued, which stated that it is the U.S. federal government's policy to seek the prompt repeal of the PPACA, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the PPACA to the maximum extent permitted by law. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.
Employees
As of December 31, 2016, we had 3,755 employees, 466 of whom were engaged directly in research and development, 1,529 in manufacturing and service and 1,760 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
General
We make our periodic and current reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics Policy and any amendments to those reports, available free of charge, on our website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”). Our website address is www.intuitivesurgical.com and the reports are filed under “SEC Filings,” on the Company—Investor Relations portion of our website. Periodically, we webcast Company announcements, product launch events and executive presentations which can be viewed via our Investor Relations page on our website. In addition, we provide notifications of our material news including SEC filings, investor events, and press releases as part of our Investor Relations page on our website. The contents of our website are not intended to be incorporated by reference into this report or in any other report or document we file and any references to our website are intended to be inactive textual references only. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

We operate our business as one segment as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2016, 2015, and 2014 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
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
RISKS RELATING TO OUR BUSINESS
IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.
The da Vinci Surgical System and our other products represent a fundamentally new way of performing surgery. Achieving physician, patient, and third-party payor acceptance of da Vinci Surgery as a preferred method of performing surgery will be crucial to our success. If our products fail to achieve market acceptance, customers will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians and third-party payors’ acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives and the evolving U.S. health care environment following the 2016 U.S. elections.
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
ECONOMIC CONDITIONS COULD MATERIALLY ADVERSELY AFFECT OUR COMPANY.
In recent years, there have been credit and sovereign debt concerns in certain European countries, as well as concerns about continued slowed economic growth in China and other OUS markets, have caused economic uncertainty, disruptions in the financial credit markets, volatile currency exchange rates and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Uncertainty about current global economic conditions continues to pose a risk as customers may choose to postpone or reduce spending in response to restraints on credit. There could be additional effects from adverse conditions in the credit markets on our business, including the insolvency of key suppliers or their inability to obtain credit to finance the development and/or manufacture of our products resulting in product delays, and the inability of our customers and distributors to obtain credit to finance purchases of our products.
In addition, our business is closely tied to the overall U.S. healthcare system, relating to which there are concerns and uncertainties as a result of explicit statements made by the U.S. federal government about its intentions to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. In addition, the U.S. federal government has called for substantial changes to trade, fiscal, and tax policies, which may include comprehensive tax reform and changes to existing trade agreements, including, but not limited to, the North American Free Trade Agreement ("NAFTA"), may have a significant impact on our operations. We cannot predict the impact, if any, that these changes could have on our business.
If economic conditions worsen or fail to improve or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to the levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
BECAUSE OUR MARKETS ARE HIGHLY COMPETITIVE, CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS’ PRODUCTS OR SERVICES OR MAY NOT ACCEPT DA VINCI SURGERY, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.
da Vinci Surgery is a relatively new technology that competes with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options include conventional MIS, open surgery, interventional approaches, and pharmacological regimens. Some of these procedures are widely accepted in the medical community and in many cases have a long history of use. Technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. Studies could be published that show that other treatment options are more beneficial and/or cost-effective than da Vinci Surgery. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will continue to be competitive with current or future technologies.
Additionally, we expect to face competition from companies that develop wristed, robotic or computer-assisted surgical systems and products in the future. The following companies have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field: Auris Surgical Robotics Inc.; Avatera Medical GmbH; Cambridge Medical Robotics Ltd; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; meerecompany Inc.; Medtronic PLC; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; TransEnterix Inc.; and Titan Medical Inc. Companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. Our revenues may be reduced due to pricing pressure or eliminated if our competitors develop and market products that are more effective or less expensive than our products. If we are unable to compete successfully, our revenues will suffer, which could have a material adverse effect on our business, financial condition, result of operations or cash flows. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources. In addition, third-party service providers that provide service to da Vinci surgical system operators may emerge and compete with us on price or offerings. To date, substantially all of our customers have sourced services on their da Vinci surgical systems from us through service contract commitments or time and materials contracts. If we are unable to compete successfully with any third-party service providers, our revenues may suffer.
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
OUR CUSTOMERS MAY USE UNAUTHORIZED OR UNAPPROVED INSTRUMENTS AND ACCESSORIES, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.
A large portion of our revenue is generated through our sales of instruments and accessories. Third parties have attempted to and may discover ways to manufacture and sell counterfeit reprocessed instruments and/or alter instruments that are compatible and function with the da Vinci surgical system, and such activities may reduce our market share. Our sales arrangements with customers generally prohibit the use of unauthorized or unapproved instruments and accessories with the da Vinci surgical systems, warranties will be void if such instruments and accessories are used, and a programmed memory chip inside each instrument is designed to prevent the instrument from being used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure. However, these measures may not prevent the use of unauthorized or unapproved instruments and accessories by our customers. In addition to potential reductions to our revenues and market share, sales of unauthorized instruments and accessories by third parties may create safety and health risks to da Vinci patients and could cause negative publicity for us if these products cause injuries and/or do not function as intended when used with the da Vinci surgical systems, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
NEW PRODUCT DEVELOPMENTS AND INTRODUCTIONS MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS.
We develop and introduce new products with enhanced features and extended capabilities from time to time. We may introduce new products that target different markets than what our existing products target. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, regulatory clearances or approvals, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
We invest substantially in various research and development projects to expand our product offerings. Our research and development efforts are critical to our success, and our research and development projects may not be successful. We may be unable to develop and market new products successfully, and the products we invest in and develop may not be well-received by customers or meet our expectations. Our research and development investments may not generate significant operating income or contribute to our future operating results for several years, and such contributions may not meet our expectations or even cover the costs of such investments. In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially leading to challenges in managing inventory of existing products.
Our products are subject to various regulatory processes, and we must obtain and maintain regulatory approvals in order to sell our new products. If a potential purchaser believes that we plan to introduce a new product in the near future or if a potential purchaser is located in a country where a new product that we have introduced has not yet received regulatory approval, planned purchases may be deferred or delayed. We have in the past experienced a slowdown in demand for existing products in advance of new product introductions and may experience a slowdown in demand in the future as well. It is also possible that a new product introduction could cause downward pressure on the prices of our existing products or require us to change how we sell our products, either of which could have material adverse effect on our revenues.
If we fail to effectively develop new products and manage new product introductions in the future, our business, financial condition, results of operations or cash flows could be materially adversely impacted.
WE EXPECT GROSS PROFIT MARGINS TO VARY OVER TIME, AND CHANGES IN OUR GROSS PROFIT MARGINS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
Our gross profit margins have fluctuated from period to period, and we expect that they will continue to fluctuate in the future. Our gross profit margins may be adversely affected by numerous factors, including:

•	changes in customer, geographic, or product mix, including mix of da Vinci Surgical System models sold;

•	changes in the portion of sales involving a trade-in of another system and the amount of trade-in credits given;

•	introduction of new products, which may have lower margins than our existing products;

•	our ability to maintain or reduce production costs;

•	changes to our pricing strategy;

•	changes in competition;

•	changes in production volume driven by demand for our products;

•	changes in material, labor or other manufacturing-related costs, including impact of foreign exchange rate fluctuations for foreign-currency denominated costs;

•
changes to U.S. and foreign trade policies, including the enactment of tariffs on goods imported into the U.S., including but not limited to, goods imported from Mexico where we manufacture a majority of our instruments that we sell;

•	inventory obsolescence and product recall charges; and

•	market conditions.
If we are unable to offset the unfavorable impact of the factors noted above by increasing the volume of products shipped, reducing product manufacturing costs or otherwise, our business, financial condition, results of operations or cash flows may be materially adversely affected.
WE EXPERIENCE LONG AND VARIABLE CAPITAL SALES CYCLES AND SEASONALITY IN OUR BUSINESS, WHICH MAY CAUSE FLUCTUATIONS IN OUR FINANCIAL RESULTS.
Our da Vinci Surgical System has a lengthy sales and purchase order cycle because it is a major capital item and its purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and government bodies, as applicable. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. In addition, IDN groups are creating larger networks of da Vinci system operators, have increasing purchasing power, and are increasingly evaluating their da Vinci Surgery programs to optimize the efficiency of the da Vinci system operations. As a result, hospitals may delay or accelerate system purchases in conjunction with timing of their capital budget timelines.  Further, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the benefits and costs of such products. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales.  Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, lighter in the first and third fiscal quarters, and heavier in the fourth fiscal quarter.
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
The above factors may contribute to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance.

WE ARE SUBJECT TO A VARIETY OF RISKS DUE TO OUR OPERATIONS OUTSIDE OF THE U.S.
We manufacture, perform research and development activities, and distribute our products in OUS markets. Revenue from OUS markets accounted for approximately 28%, 29%, and 30% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively. Our OUS operations are, and will continue to be, subject to a number of risks including:

•	failure to obtain the same degree of protection against infringement of our intellectual property rights as we have in the United States;

•	multiple OUS regulatory requirements that are subject to change and that could impact our ability to manufacture and sell our products;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in OUS markets;

•	local or national regulations that make it difficult or impractical to market or use our products;

•	inability or regulatory limitations on our ability to move goods across borders;

•	the risks associated with foreign currency exchange rate fluctuations;

•	difficulty in establishing, staffing and managing OUS operations;

•	the expense of establishing facilities and operations in new foreign markets;

•	building and maintaining an organization capable of supporting geographically dispersed operations;

•	anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials; and

•	political and economic instability.
On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (the "EU"), commonly referred to as “Brexit”.  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s future relationship with the EU.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities.
In addition, the U.S. federal government has made explicit statements about its intention to make changes to U.S. trade policy, including signing an executive order to withdraw from the negotiating process of the Trans-Pacific Partnership, renegotiate the terms of NAFTA, and imposing border taxes on imports into the U.S. We manufacture a majority of the instruments we sell in Mexico and any legislation enacted that impacts the relationship between the U.S. and Mexico and/or the continuity of NAFTA could adversely affect our operations and financial results. If enacted, any legislation taken by the U.S. federal government that restricts trade, such as tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services in our OUS markets.
Furthermore, a large portion of our OUS sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive and/or less affordable in OUS markets.
If we are unable to meet and manage these risks, our OUS operations may not be successful, which would limit the growth of our business and could have a material adverse effect on our business, financial condition, result of operations, or cash flows.
WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, WHICH SUBJECTS US TO A NUMBER OF RISKS THAT COULD HARM OUR BUSINESS.
We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to sell or service our products in the markets serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Please see our risk factor below titled “We are Subject to Product Liability and Negligence Claims Relating to the Use of Our Products and Other Legal Proceedings That Could Materially Adversely Affect Our Financial Condition, Divert Management's Attention, and Harm Our Business.” The actions of our distributors may affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if the distributor holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive and time consuming for us to re-establish market access or regulatory compliance in such case.
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
WE MAY INCUR LOSSES ASSOCIATED WITH CURRENCY FLUCTUATIONS AND MAY NOT BE ABLE TO EFFECTIVELY HEDGE OUR EXPOSURE.
Our operating results are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relates to revenue and operating expenses denominated in currencies other than the U.S. dollar. The weakening of foreign currencies relative to the U.S. dollar adversely affects our foreign currency-denominated revenue. Margins on OUS revenue could also be materially adversely affected by foreign currency exchange rate fluctuations as we may not be able to raise local prices to fully offset the strengthening of the U.S. dollar. Conversely, the strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated revenue and earnings, may cause us to reduce pricing on our products in our OUS markets and may cause us to incur losses on our foreign currency hedging instruments, thereby limiting the benefit that strengthened foreign currencies could have on our results of operations.
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
WE ARE SUBJECT TO PRODUCT LIABILITY AND NEGLIGENCE CLAIMS RELATING TO THE USE OF OUR PRODUCTS AND OTHER LEGAL PROCEEDINGS THAT COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION, DIVERT MANAGEMENT’S ATTENTION AND HARM OUR BUSINESS.
We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings to which we are party, including purported class actions, derivative lawsuits, and product liability litigation, are described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8.
In particular, our business exposes us to significant risks of product liability claims, which are inherent to the medical device industry. Product liability claims have been brought against us by or on behalf of individuals alleging that they have sustained personal injuries and/or death as a result of purported product defects, the alleged failure to warn, and/or the alleged inadequate training by us of physicians regarding the use of the da Vinci Surgical System. The individuals who have brought the product liability claims seek recovery for their alleged personal injuries and in many cases, punitive damages. Current product liability claims have resulted in negative publicity regarding our Company, and these and any other product liability or negligence claims or product recalls also could harm our reputation. Please see our risk factor below titled “Negative Publicity, Whether Accurate or Inaccurate, Concerning Our Products or Our Company Could Reduce Market Acceptance of Our Products and Could Result in Decreased Product Demand and a Decline in Revenues” for additional risks related to the potential effects of negative publicity on our business.
The outcome of these product liability claims and other legal proceedings cannot be predicted with certainty. We currently self-insure our product liability risk and maintain third party insurance coverage for certain other liabilities. However, we cannot determine whether our insurance coverage from third party carriers, or our self-insurance of product liability risk, would be sufficient to cover the costs or potential losses related to these lawsuits and proceedings or otherwise be excluded under the terms of any third party policy. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant legal costs (including settlements, judgments, legal fees, and other related defense costs) and diversion of management attention. If we do not prevail in the purported class actions and derivative lawsuits, product liability litigation, or other legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
NEGATIVE PUBLICITY, WHETHER ACCURATE OR INACCURATE, CONCERNING OUR PRODUCTS OR OUR COMPANY COULD REDUCE MARKET ACCEPTANCE OF OUR PRODUCTS AND COULD RESULT IN DECREASED PRODUCT DEMAND AND A DECLINE IN REVENUES.
There have been articles published and papers written questioning patient safety and efficacy associated with da Vinci Surgery, the cost of da Vinci Surgery relative to other disease management methods, and the adequacy of surgeon training. Negative publicity, including statements made by public officials, whether accurate or inaccurate, concerning our products or our Company could reduce market acceptance of our products and could result in decreased product demand and a decline in revenues. In addition, significant negative publicity could result in an increased number of product liability claims, regardless of whether these claims are meritorious. The number of claims could be further increased by plaintiffs’ law firms that use a wide variety of media to advertise their services and solicit clients for product liability cases against us.
WE ARE SUBJECT TO SIGNIFICANT, UNINSURED LIABILITIES.
For certain risks, we do not maintain insurance coverage because of cost and/or availability. For example, we self-insure our product liability risks and we indemnify our directors and officers for third-party claims and do not insure for the underlying losses. We also do not carry, among other types of coverage, earthquake insurance. In addition, in the future, we may not continue to maintain certain existing insurance coverage or adequate levels of coverage. Premiums for many types of insurance have increased significantly in recent years, and depending on market conditions and our circumstances, in the future, certain types of insurance such as directors’ and officers’ insurance may not be available on acceptable terms, or at all. Because we retain some portion of our insurable risks, and in some cases we are self-insured completely, unforeseen or catastrophic losses in excess of insurance coverage could require us to pay substantial amounts, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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
In the United States, hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. Our success in OUS markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored health care payment systems and third-party payors. Reimbursement practices vary significantly by country. Many OUS markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, health care cost containment efforts similar to those in the United States are prevalent in many of the other countries in which we intend to sell our products and these efforts are expected to continue. Please see our risk factor below titled “Changes in Healthcare Legislation and Policy May Have a Material Adverse Effect on Our Financial Condition and Results of Operations” for additional risks related to the ability of institutions or surgeons to obtain reimbursements.
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
IF WE DO NOT SUCCESSFULLY MANAGE OUR COLLABORATION ARRANGEMENTS, LICENSING ARRANGEMENTS, JOINT VENTURES, STRATEGIC ALLIANCES, OR PARTNERSHIPS WITH THIRD PARTIES, WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM SUCH ALLIANCES AND IT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, OR CASH FLOWS.
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
There can be no assurance we will realize the expected benefits from these alliances. In addition, we may not be in a position to exercise sole decision making authority regarding any collaboration or other arrangement, which could create the potential risk of creating impasses on decisions, and our alliances may have economic or business interests that are, or that may become, inconsistent with our interests. It is possible that conflicts may arise in these relationships, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control of intellectual property developed during the collaboration. These alliances can be difficult to manage, given the potentially different interests of the parties involved, and we could suffer delays in product development or other operational difficulties.
The alliances may involve significant expense and divert the focus or attention of our management and other key personnel. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, or disrupt our ordinary business activities. Such arrangements may also expose us to numerous known and unknown risks, including unique risks with respect to the economic, political and regulatory environment of any foreign entities with whom we partner.  Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
We utilize methods for determining surgical market sizes as well as the number and type (cancerous or benign) of certain da Vinci procedures performed that involve estimates and judgments, which are, by their nature, subject to substantial risks, uncertainties, and assumptions. Our estimates of surgical market sizes or the number and type of da Vinci procedures performed do not have an impact on our results of operations, but are used to estimate the progress of our business. Estimates and judgments for determining surgical market sizes and the number and type of da Vinci procedures and the accuracy of these estimates may be impacted over time with changes in treatment modalities, hospital reporting behavior, system internet connectivity, distributor reporting behavior, increases in procedures per field employee, and other factors.  In addition, from time to time, we may change the method for determining market sizes and the number and type of da Vinci procedures, causing variation in our reporting.
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
The U.S. federal government has called for potentially substantial changes to U.S. tax policies and laws. We are unable to predict what U.S. tax reform may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
Our business requires us to use and store customer, employee and business partner personally identifiable information (“PII”). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information.
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information or confidential information we hold on behalf of third parties. If the unauthorized persons successfully hack into or interfere with our connected products or services, they may create issues with product functionality that could pose a risk of loss of data, a risk to patient safety, and a risk of product recall or field activity. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur.
We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems.
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
RISKS RELATING TO OUR REGULATORY ENVIRONMENT
CHANGES IN HEALTHCARE LEGISLATION AND POLICY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In March 2010, the U.S. President signed the PPACA, which made changes that have impacted and are expected to significantly impact the pharmaceutical and medical device industries.
The PPACA contains a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions among other things. This includes fees or taxes on certain health-related industries, including medical device manufacturers. For sales between January 1, 2013, and December 31, 2015, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Though there were some exceptions to the excise tax, this excise tax did apply to all or most of our products sold within the United States. In December 2015, President Obama signed into law the Appropriations Act. The Appropriations Act includes a two-year moratorium on the medical device excise tax such that medical device revenues in 2016 and 2017 will be exempt from the excise tax. Unless there is further legislative action during that two-year period, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018. The PPACA implemented a number of Medicare payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models, and appropriated funding for comparative effectiveness research.

The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect that the U.S. federal government will seek to modify, repeal or otherwise invalidate all, or certain provisions of, the PPACA. For instance, on January 20, 2017, an executive order was issued, in which it was stated that it is the U.S. federal government's policy to seek the prompt repeal of the PPACA, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the PPACA maximum extent permitted by law. Additional state and federal health care reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our customers. Any changes of, or uncertainty with respect to future reimbursement rates, or changes in hospital admission rates could impact our customers' demand for our products and services, which in turn could impact our ability to successfully commercialize our products, or could limit or eliminate our spending on certain development projects. These changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. MACRA repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what impact MACRA may have on our business, financial condition, results of operations, or cash flows.
Further, the federal, state and local governments, Medicare, Medicaid, managed care organizations, and foreign governments have in the past considered, are currently considering, and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. Future significant changes in the healthcare systems in the U.S. or other countries, including retroactive and prospective rate and coverage criteria changes, competitive bidding or tender processes for certain products and services, and other changes intended to reduce expenditures along with uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.
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
Our products and operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the development and clinical testing, manufacturing, labeling, storage, record keeping, promotion, sales, distribution and post-market support and medical device reporting in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market products for use in the United States, we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food Drug and Cosmetic Act (“FFDCA”). Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status. If we significantly modify our products after they receive FDA clearance, the FDA may require us to submit a separate 510(k) or premarket approval application (“PMA”) for the modified product before we are permitted to market the products in the United States. In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfathered status, we will be required to obtain FDA approval by submitting a PMA. A PMA is typically a much more complex, lengthy and burdensome application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for a 510(k) as well. The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude the sale of new products in the United States. Moreover, we may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
In addition, any modification or change of medical devices cleared for market requires the manufacturer to make a determination whether the change is significant enough to require new 510(k) clearance. We have created labeling, advertising and user training for the da Vinci Surgical System to describe specific surgical procedures that we believe are fully within the scope of our existing 510(k) indications for use stated in our 510(k) clearances. Although we have relied on expert in-house and external staff, consultants and advisors, some of whom were formerly employed by FDA and familiar with FDA perspective, we cannot assure that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. From time to time we modify our products, including the hardware and software in the da Vinci Surgical System, after we obtain 510(k) clearance from the FDA for the devices in ways that we do not believe require new 510(k) clearance. We cannot assure that the FDA would agree in all cases with our determinations not to seek new 510(k) clearance for any of these changes. If the FDA disagrees with our assessments that a new 510(k) clearance was not required prior to commercializing the devices with these changes or modifications, then the FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance for any modification to our products. We may be prohibited from marketing the modified device until such 510(k) clearance is granted.
We have a wholly owned manufacturing facility located in Mexicali, Mexico which manufactures reusable and disposable surgical instruments. This facility is registered with the FDA as well as Mexican authorities. The facility is operated under U.S. and international quality system regulations including those applicable to Canada, the European Union, and Japan among others. Our wholly owned manufacturing facility in Mexicali, Mexico has an FDA Establishment Registration but has not been inspected by the FDA to date. If the FDA were to identify non-conformances in our product documentation or quality system compliance, they could hold indefinitely the importation of instruments at the border which would deprive us of the ability to sell and supply the majority of our customers until the FDA requirements have been satisfied. Similar supply disruptions could occur if key suppliers outside of the U.S. were to encounter non-conformances with their documentation or quality system compliance.
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
The EU requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the EU. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the authorization to affix the CE mark to products, a manufacturer must obtain certification that its processes and products meet certain European quality standards. In January 1999, we received permission to affix the CE mark to our da Vinci Surgical System and EndoWrist instruments and have maintained this authorization continuously since that time. From time to time we seek the authorization to affix the CE mark to new or modified products. Subsequent products and accessories have received marketing authorization by our Notified Body, PreSafe.
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
To date, we received approvals from the Japanese Ministry of Health, Labor and Welfare (“MHLW”) for our da Vinci S, Si, and Xi Surgical Systems and various associated instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or indications, however, there can be no assurance that such approvals will be granted. In addition, because not all of our instruments have received product approvals, and reimbursement is an additional process to generate market acceptance, it is possible that procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. To date, we have received reimbursement approval for prostatectomy and partial nephrectomy procedures in Japan. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data and which are considered for reimbursed status in April of even numbered years. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan.
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
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
IF WE ARE UNABLE TO FULLY PROTECT AND SUCCESSFULLY DEFEND OUR INTELLECTUAL PROPERTY FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE IN THE MARKET WILL BE HARMED.
Significant competitors have emerged and in medical robotics. Our commercial success depends in part on obtaining patent protection for the proprietary technologies contained in our products, and on successfully defending our patents against infringing products and/or services in litigation or administrative proceedings, including patent oppositions, reviews, or reexaminations. We will incur substantial costs in obtaining patents and, if necessary, defending our patent rights. We do not know whether we will be successful in obtaining the desired patent protection for our new proprietary technologies, or that the protection we do obtain will be found valid and enforceable when challenged. The success of defending our proprietary rights can be highly uncertain because it involves complex and often evolving legal issues and procedures that are dependent on particular facts of each case.
In addition to patents, we also rely on other intellectual property rights such as trade secret, copyright and trademark laws to protect proprietary technologies. We further utilize nondisclosure agreements and other contractual provisions as well as technical measures to protect our proprietary technologies. Nevertheless, these measures may be inadequate in protecting our technologies. If these measures are proved to be inadequate in protecting our technologies, our competitive advantages may be reduced. Moreover, we may not have adequate remedies for potential breaches by employees, consultants and others who participate in developing our proprietary technologies against their agreements with us regarding intellectual property. As a result, our trade secrets may be lost. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technologies without infringing any of our intellectual property which would harm our ability to compete in the market.
As foreign markets become more significant in revenue for us, our foreign operations and strategic alliances with foreign entities will likely increase. Our exposure to risks associated with these operations requires us to increase our reliance on protecting our intellectual property against infringing products and/or services in markets outside the United States. The laws and judicial systems in these countries may introduce yet another level of uncertainty to our effort to obtain the desired protection as well as defending our rights.
OTHERS MAY BE SUCCESSFUL IN ASSERTING THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE US TO PAY SUBSTANTIAL DAMAGES AND/OR ENJOIN US FROM COMMERCIALIZING OUR PRODUCTS.
As we continue to introduce and commercialize new products and technologies, there may be U.S. and foreign patents issued to third parties that relate to our products. Some of these patents may be broad enough to cover one or more aspects of our products. We do not know whether any of these patents, if challenged, would be held valid, enforceable and infringed. From time to time, we receive, and likely will continue to receive, letters from third parties accusing us of infringing and/or inviting us to license their patents. We may be sued by, or become involved in an administrative proceeding with, one or more of these third parties.
We cannot be certain that a court or administrative body would agree with any arguments or defenses we may have concerning invalidity, unenforceability or non-infringement of any third-party patent. In addition, other parties may have filed or will file patent applications covering products that are similar or identical to ours. We cannot be certain that patents issuing from our own patent application covering our products will have a priority date over any patents issuing from applications filed by a third party.
The medical device industry has experienced extensive intellectual property litigation and administrative proceedings. If third parties assert infringement claims or institute administrative proceedings against us, our technical and management personnel will need to spend time and effort and we will incur large expenses in defending these attacks. We cannot be certain that we will prevail in infringement, invalidity or unenforceability claims against us. If plaintiffs in patent administrative proceedings are successful, our patent portfolio may be adversely affected. If plaintiffs in any patent action are successful, we may be enjoined from selling our products, we may have to pay substantial damages, including treble damages, or we may be required to obtain a license that requires us to pay substantial royalties. In addition, any public announcements related to litigation or administrative proceedings initiated or threatened against us could cause our stock price to decline.
OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, AND IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.
We rely on technology that we license from others, including technology that is integral to our products. We have entered into license agreements with several industry partners. Any of these agreements may be terminated for breach. If any of these agreements are terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The loss or failure to maintain these licenses could prevent or delay further development or commercialization of our products, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.
The market price of our common stock has experienced fluctuations and may fluctuate significantly in the future. For example, during fiscal 2013, the NASDAQ closing price of one share of our common stock reached a high of $583.67 and a low of $355.93, during fiscal 2014, it reached a high of $540.63 and a low of $352.35, during fiscal 2015, it reached a high of $557.20 and a low of $454.86, and during fiscal 2016, it reached a high of $724.83 and a low of $507.28. Our stock price can fluctuate for a number of reasons, including:

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
As of December 31, 2016, we own approximately 927,000 square feet of space on 70 acres of land in Sunnyvale, California, where we house our headquarters, research and development, service and support functions, and certain of our manufacturing operations. In Norcross, Georgia, we own approximately 92,000 square feet of space on 10 acres which serves as our East Coast sales and training headquarters. In Aubonne, Switzerland, we own approximately 35,000 square feet of space on 2 acres, which is used for our headquarters outside of the United States and 15,000 square feet of space is leased to a third party. In Southhaven, Mississippi, we lease 117,000 square feet of space for service operations and will be used for future expansion of our operations. We lease 62,000 square feet in Tokyo, Japan for our Japan training center and sales operations. We lease 157,000 square feet in Mexicali, Mexico where we manufacture most of our EndoWrist instruments. We lease facilities in Milford, Connecticut, Raleigh, North Carolina, and Blacksburg, Virginia for research and development and other operations. We also lease facilities for sales and operations in Osaka, Japan and Seoul, South Korea.

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

	2016		2015
Fiscal	High	Low	High	Low
First Quarter	$603.07	$507.28	$535.36	$487.52
Second Quarter	$661.41	$606.50	$552.98	$483.78
Third Quarter	$724.83	$664.67	$557.20	$455.47
Fourth Quarter	$724.61	$619.01	$553.37	$454.86
As of January 20, 2017, there were 203 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
DIVIDENDS
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table contains information as of December 31, 2016 for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,666,131	$439.31	1,917,140
Equity compensation plans not approved by security holders	422,408	$481.55	131,045
Total	3,088,539	$445.09	2,048,185
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes our stock repurchase activity for the quarter ended December 31, 2016:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
October 1 to October 31, 2016	—	$—	—	$808.2	million
November 1 to November 30, 2016	10,674	$632.77	10,674	$801.5	million
December 1 to December 31, 2016	44,020	$629.68	44,020	$2,991.6	million
Total during quarter ended December 31, 2016	54,694	$630.29	54,694
(1) Since March 2009, we have had an active stock repurchase program. As of December 31, 2016, the Board of Directors has authorized an aggregate amount of up to $6.2 billion for stock repurchases, of which the most recent authorization occurred in December 2016 when the Board increased the authorized amount available under the Company’s share repurchase program to $3.0 billion. The remaining $2,991.6 million represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2016. The authorized stock repurchase program does not have an expiration date.

STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2011 and December 31, 2016, with the cumulative total return of (i) the S&P Healthcare Index, (ii) the NASDAQ Composite Index and (iii) the S&P 500 Index, over the same period. This graph assumes the investment of $100.00 on December 31, 2011 in our common stock, the S&P Healthcare Index, the NASDAQ Composite Index, and the S&P 500 Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE SURGICAL, NASDAQ COMPOSITE, S&P HEALTH CARE INDEX, AND S&P 500 INDEX

	December 31,
	2011	2012	2013	2014	2015	2016
Intuitive Surgical, Inc.	$100.00	$105.91	$82.95	$114.24	$117.96	$136.97
NASDAQ Composite	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
S&P 500 Healthcare Index	$100.00	$117.89	$166.76	$209.02	$223.42	$242.43
S&P 500 Index	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

	Fiscal Year
	2016	2015	2014	2013	2012
	(In millions, except per share amounts and headcount)
Revenue	$2,704.4	$2,384.4	$2,131.7	$2,265.1	$2,178.8
Gross profit	$1,890.1	$1,577.9	$1,413.8	$1,594.2	$1,570.3
Net income	$735.9	$588.8	$418.8	$671.0	$656.6
Net income per common share:
Basic	$19.21	$15.87	$11.35	$17.12	$16.50
Diluted	$18.73	$15.54	$11.11	$16.73	$15.98
Shares used in computing basic and diluted net income per share:
Basic	38.3	37.1	36.9	39.2	39.8
Diluted	39.3	37.9	37.7	40.1	41.1
Cash, cash equivalents and investments	$4,837.9	$3,347.8	$2,497.0	$2,753.9	$2,920.5
Total assets	$6,486.9	$4,907.3	$3,959.4	$3,950.3	$4,059.2
Other long-term liabilities	$112.6	$95.9	$78.8	$68.0	$77.5
Stockholders’ equity	$5,777.8	$4,319.5	$3,379.4	$3,501.4	$3,580.1
Total headcount	3,755	3,211	2,978	2,792	2,362

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Open surgery remains the predominant form of surgery and is used in almost every area of the body. However, the large incisions required for open surgery create trauma to patients, typically resulting in longer hospitalization and recovery times, increased hospitalization costs, and additional pain and suffering relative to MIS, where MIS is available. For over three decades, MIS has reduced trauma to patients by allowing selected surgeries to be performed through small ports rather than large incisions. MIS has been widely adopted for certain surgical procedures.
da Vinci Surgical Systems enable surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional MIS. Surgeons using a da Vinci Surgical System operate while seated comfortably at a console viewing a 3-D representation of a HD image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the open surgery technique. Our technology is designed to provide surgeons with a range of motion of MIS instruments in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy and safe to use.
Our products fall into four broad categories - the da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler), and training technologies. We have commercialized four generations of da Vinci Surgical Systems: the first is our da Vinci standard Surgical System, commercialized in 1999, the second is our da Vinci S Surgical System, commercialized in 2006, the third is our da Vinci Si Surgical System, commercialized in 2009, and the fourth is our da Vinci Xi Surgical System, commercialized in the second quarter of 2014. These systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We offer over 65 different multiport da Vinci instruments enabling surgeons’ flexibility in choosing the types of tools needed in a particular surgery. These multiport instruments are generally robotically controlled versions of surgical tools that surgeons would use in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci Si and da Vinci Xi platforms, including the EndoWrist Vessel Sealer and EndoWrist Stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. We offer our Single-Site instruments for use with the da Vinci Si and da Vinci Xi Surgical Systems in cholecystectomy, benign hysterectomy, and salpingo-oophorectomy procedures. Single-Site instruments enable surgeons to also perform surgery through a single port via the patient’s belly button, resulting in the potential for virtually scarless results.
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
The adoption of da Vinci Surgery has the potential to grow for those procedures that offer greater patient value than non-da Vinci alternatives, within the prevailing economics of healthcare providers. da Vinci Surgical Systems are used primarily in gynecologic surgery, general surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. We focus our organization and investments on developing, marketing, and training for those products and targeted procedures where da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), for both cancer and benign conditions, and sacrocolpopexy. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal procedures, and cholecystectomy. Target procedures in urology include da Vinci Prostatectomy (“dVP”) and partial nephrectomy. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Patients need to consult the product labeling in their specific country and for each product in order to determine the actual authorized uses, as well as important limitations, restrictions, or contraindications.
In 2016, approximately 753,000 surgical procedures were performed with the da Vinci Surgical System, compared with approximately 652,000 and 570,000 procedures performed in 2015 and 2014, respectively. The growth in our overall procedure volume in 2016 was driven by growth in U.S. general surgery procedures and worldwide urologic procedures.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 563,000 in 2016, compared with approximately 499,000 in 2015, and approximately 449,000 in 2014. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 246,000 in 2016, compared with 238,000 in 2015 and 235,000 in 2014. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 186,000 in 2016, compared with approximately 140,000 in 2015 and 107,000 in 2014. U.S. urology procedure volume was approximately 109,000 in 2016, compared with approximately 102,000 in 2015, and 91,000 in 2014.
Procedures Outside of the U.S.
Overall OUS procedures grew to approximately 190,000 in 2016, compared with approximately 153,000 in 2015 and approximately 121,000 in 2014. Procedure growth in most OUS markets was driven largely by urology procedure volume. dVP procedure volume grew to approximately 92,000 in 2016, compared with approximately 79,000 in 2015, and approximately 65,000 in 2014. Partial nephrectomy, general surgery, and gynecologic oncology procedures also contributed to OUS procedure growth.
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
Recurring Revenue
Recurring revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Recurring revenue increased to $1.9 billion, or 71% of total revenue in 2016, compared with $1.7 billion, or 70% of total revenue in 2015 and $1.5 billion, or 70% of total revenue in 2014. The growth of recurring revenue and its increasing proportion of total revenue largely reflect continued procedure adoption on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 3,919 at December 31, 2016, compared with 3,597 at December 31, 2015, and 3,266 at December 31, 2014.
Procedure Mix / Products
Our procedure business is primarily comprised of: (1) cancer and other highly complex procedures and (2) less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these procedure categories. Our fully featured da Vinci Xi system with advanced instruments including the EndoWrist Vessel Sealer, EndoWrist Stapler products, and our Table Motion product target the more complex procedure segment. Lower priced products, including the three-arm da Vinci Si-e System, refurbished da Vinci Si, and Single-Site instruments, are targeted towards less complex procedures.

Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably benign hysterectomies, hernia repairs, and cholecystectomies. The proportion of these procedures for benign conditions has grown over time in relation to the total number of procedures performed. Hysterectomies for benign conditions, hernia repairs, cholecystectomies, and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality in the U.S. for these procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies but is often more pronounced around local holidays and vacation periods.
Distribution Channels
We provide our products through direct sales organizations in the U.S., Japan, South Korea, and Europe, excluding Spain, Portugal, Italy, Greece, and Eastern European countries. In the remainder of our OUS markets, we provide our products through distributors.
Intuitive Surgical da Vinci System Leasing
Since 2013, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire da Vinci systems and expand da Vinci surgery availability while leveraging our balance sheet. The leases generally have commercially competitive terms as compared with other third party entities that offer equipment leasing. We include both operating and sales-type leases in our system shipment and installed base disclosures. We exclude operating leases from our system average selling price computations.
In the years ended December 31, 2016, 2015, and 2014, we shipped 95, 63, and 41 systems under lease arrangements, respectively, of which 62, 43, and 14 were classified as operating leases, respectively. Generally, the operating lease arrangements provide our customers with the right to purchase the leased system sometime during or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $38.2 million, $9.4 million, and $0 million for the years ended December 31, 2016, 2015, and 2014, respectively. We expect that revenue recognized from customer exercises of the buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options. Operating lease revenue for the years ended December 31, 2016, 2015, and 2014, was $16.6 million, $7.0 million and $1.3 million, respectively. As of December 31, 2016, 79 da Vinci systems were installed at customers under operating lease arrangements. We believe our leasing program has been an effective and well-received, and we are willing to expand it based on customer demand.
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
We also received FDA clearance on an initial set of instruments for the Xi Surgical system in early 2014.  Later in 2014, we received FDA clearances for Xi versions of our EndoWrist Vessel Sealer, Firefly, and EndoWrist Stapler 45. In September 2014, we received FDA clearance to market the wristed version of our Single-Site needle driver product for use on benign hysterectomy, cholecystectomy, and salpingo oophorectomy procedures. In the second quarter of 2015, we received FDA clearance for an additional set of da Vinci Xi instruments. In April 2015, we received CE Mark status to sell the EndoWrist Stapler for the Si and Xi Surgical Systems in European markets. In June 2015, we received CE mark clearance in Europe and in January 2016 we received U.S. FDA clearance for our Integrated Table Motion product. In March 2016, we received FDA 510(k) clearances in the U.S. for Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System (see the description of the EndoWrist Stapler 30 in the New Product Introductions section below). In March 2016, we also received CE mark clearances in Europe for Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System.
In April 2014, we received FDA clearance to market our da Vinci Single Port Surgical System in the U.S. for single-port urologic surgeries. At the time, we decided not to market that version of the da Vinci Single Port Surgical System. We instead elected to pursue the necessary modifications to integrate it into the da Vinci Xi product family as a dedicated single port patient console compatible with the existing da Vinci Xi surgeon console, vision cart, and other equipment. We have since completed these modifications and have begun clinical evaluations of the product. We plan to seek FDA clearance(s) for this da Vinci Xi version of the da Vinci Single Port Surgical System for procedure(s) in which a single small entry point to the body and parallel delivery of instruments is important. Such surgeries could include those performed through a natural orifice like the mouth for head and neck procedures or those performed through a single skin incision. We do not anticipate material revenue contribution from the da Vinci Single Port Surgical System in 2017.
We obtained approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci Xi Surgical System in March 2015. National reimbursement status was received for dVP procedures in Japan effective April 2012 and for da Vinci partial nephrectomy procedures in April 2016. With our support, Japanese surgical societies are seeking reimbursement for additional procedures through the MHLW’s Senshin Iryo processes as well as alternative reimbursement processes. Senshin Iryo approvals require in-country clinical data and are considered in April of even numbered years. There can be no assurance that we will gain additional reimbursements for the procedures or at the times we have targeted. If we are not successful in obtaining additional regulatory clearances, importation licenses, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field that could pose a risk to health. The definition of “recalls and corrections” is expansive and includes repair, replacement, inspections, re-labeling, and issuance of new or additional instructions for use or reinforcement of existing instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting, and monitoring worldwide. There are other actions which a medical device manufacturer may take in the field without reporting, including routine servicing, the introduction of new products and new indications for use, and stock rotations.
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

Recent Business Events and Trends
Procedures
Overall. During the year ended December 31, 2016, total da Vinci procedures grew approximately 15% compared with 14% for the year ended December 31, 2015. U.S. procedure growth during the year ended December 31, 2016 was approximately 13%, compared with approximately 11% for the year ended December 31, 2015. The higher 2016 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories.
Procedure volume OUS for the year ended December 31, 2016, grew approximately 24% compared with approximately 26% growth for the year ended December 31, 2015, driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of dVP.
The 2016 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. Growth was strong in Asia and variable by country in Europe. We experienced strong procedure growth in China as systems sold under a previous public hospital quota system have been installed. However, procedure adoption in China, future system placements and our ability to sustain procedure growth are dependent on obtaining additional importation authorizations and hospitals completing a central purchasing tender process under the authorization. The most recent authorization expired at the end of 2015. The timing and magnitude of future authorizations, which may enable future system placements, is not certain. In Japan, procedure growth rates are likely to be paced by the timing of procedure reimbursement approvals for procedures in addition to dVP and partial nephrectomy. We also experienced strong procedure growth in Japan since receiving the national reimbursements, outlined above, for dVP and partial nephrectomy. However, as adoption for these procedures has progressed, procedure growth in Japan is slowing.
U.S. Gynecology. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 246,000 in 2016, compared with 238,000 in 2015 and 235,000 in 2014. We believe that overall U.S. gynecologic surgery volume for benign conditions (robotic and other modalities) has been pressured in recent years by factors including, but not limited to, a trend by payers toward encouraging conservative disease management, trends towards higher patient deductibles and co-pays, and FDA actions regarding the use of power morcellation in uterine surgeries. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions, and thus the rate of migration from open surgeries to MIS has slowed. We believe that our modest growth in dVH procedures in 2015 and 2016 was driven by an increasing proportion of dVH procedures consolidating to gynecologic oncologists, a group of surgeons more aligned with da Vinci Surgical System utilization. Total U.S. dVH procedure volume was approximately 204,000, 196,000, and 191,000 in 2016, 2015, and 2014, respectively.
U.S. General Surgery. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 186,000 in 2016, compared with approximately 140,000 in 2015, and 107,000 in 2014. Ventral and inguinal hernia, combined, contributed to the most incremental growth in U.S. general surgery procedures in 2015 and 2016. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods, however, given the differences in complexity among hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
Adoption of da Vinci for colorectal procedures, which includes several underlying procedures including low anterior resections for rectal cancers and certain colon procedures for benign and cancerous conditions, has been ongoing for several years, and is supported by our recently launched technologies such as the da Vinci Xi Surgical System, EndoWrist Stapler, EndoWrist Vessel Sealer, and Integrated Table Motion.
dVP. U.S. dVP is the largest urology procedure in the U.S. with 70,000 dVPs performed in 2016, compared with 66,000 in 2015, and 60,000 in 2014.
We believe the return to growth in U.S. dVP in 2014 and our subsequent growth rate reflects surgical procedures being performed for men who may have previously deferred screening or definitive treatment. We believe that our lower 2016 growth rate reflects surgical volumes coming into closer alignment with new diagnoses of prostate cancer. As the U.S. standard of care for the surgical treatment of prostate cancer, we expect that the number of dVP procedures performed in the U.S. will fluctuate with the overall prostatectomy market. dVP is the largest overall OUS procedure with approximately 92,000 performed in 2016, compared with 79,000 in 2015, and 65,000 in 2014. dVP is at various stages of adoption in different areas of the world.

System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including hospital response to the evolving health care environment under the new U.S. administration, procedure growth rates, hospital consolidation trends, evolving system utilization and point of care dynamics, capital replacement trends, additional reimbursements in various global markets including Japan, the timing around governmental tenders and authorizations, including China, and the timing of when we receive regulatory clearance in our other OUS markets for our Xi System and related instruments. Demand may also be impacted by robotic surgery competition, including from companies that have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field, including but not limited to: Auris Surgical Robotics, Inc.; Avatera Medical GmbH; Cambridge Medical Robotics Ltd.; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; meerecompany Inc.; Medtronic PLC.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical, Inc.; and TransEnterix, Inc., as well as other economic and geopolitical factors.
New Product Introductions
da Vinci Xi Surgical System. During April 2014, we launched our newest da Vinci model, the da Vinci Xi, in the U.S. The da Vinci Xi can be used across a wide spectrum of MIS procedures, and has been optimized for multi-quadrant surgeries. The da Vinci Xi expands upon core da Vinci features including wristed instruments, 3-D HD visualization, intuitive motion, and ergonomic design, while improving ease of use, and delivering several new features, including:

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
EndoWrist Stapler 45. In October 2012, we received FDA clearance for the EndoWrist Stapler 45 instrument with Blue and Green 45mm reloads for use with the da Vinci Si Surgical System. The EndoWrist Stapler 45 is a wristed, stapling instrument intended for resection, transection and/or creation of anastomoses in general, gynecologic, and urologic surgery. This instrument enables operators to precisely position and fire the stapler. Its initial surgical use was directed towards colorectal procedures. In January 2015, we began to ship initial da Vinci Xi versions of the EndoWrist Stapler 45, including Blue, Green, and White 45 mm reloads. The White reloads are only available on the da Vinci Xi platform.
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
Formation of the joint venture company is subject to approvals by the relevant PRC government authorities and administrative agencies. Upon formation, we expect the joint venture will commence the hiring of employees and establish manufacturing and research and development infrastructures. We expect that the joint venture will incur net losses before product commercialization, and we do not expect the joint venture to generate revenue until after 2017. There can be no assurance that we and the joint venture can successfully complete the development of the robotic-assisted catheter-based medical devices, that we or the joint venture will obtain the necessary regulatory approvals and successfully commercialize the products, that the joint venture will not require additional contributions to fund its business, or that the joint venture will become profitable.

2016 Financial Highlights

•	Total revenue increased by 13% to $2.7 billion for the year ended December 31, 2016, compared with $2.4 billion for the year ended December 31, 2015.

•
Approximately 753,000 da Vinci procedures were performed during the year ended December 31, 2016, an increase of approximately 15% compared with approximately 652,000 for the year ended December 31, 2015.

•	Instrument and accessory revenue increased by 17% to $1.4 billion for the year ended December 31, 2016, compared with $1.2 billion for the year ended December 31, 2015.

•
Recurring revenue increased by 15% to $1.9 billion for the year ended December 31, 2016, compared with $1.7 billion for the year ended December 31, 2015, representing 71% and 70% of total revenue in 2016 and 2015, respectively.

•
Systems revenue increased by 10% to $791.6 million for the year ended December 31, 2016, compared with $721.9 million for the year ended December 31, 2015. 537 da Vinci Surgical Systems were shipped for the year ended December 31, 2016, compared with 492 for the year ended December 31, 2015.

•	As of December 31, 2016, we had a da Vinci Surgical System installed base of approximately 3,919 systems, an increase of approximately 9% compared with the installed base as of December 31, 2015.

•
Gross profit as a percentage of revenue increased to 69.9% for the year ended December 31, 2016, compared with 66.2% for the year ended December 31, 2015. Gross profit for the year ended December 31, 2016, included a $7.1 million benefit due to a Medical Device Excise Tax (“MDET”) refund.

•
Operating income increased by 28% to $945.2 million for the year ended December 31, 2016, compared with $740.0 million for the year ended December 31, 2015. Operating income included $178.0 million and $168.1 million of share-based compensation expense related to employee stock plans for the years ended December 31, 2016, and 2015, respectively. Operating income for the year ended December 31, 2016, and 2015, also included pre-tax litigation charges of $12.1 million and $13.2 million, respectively.

•
As of December 31, 2016, we had $4.8 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $1.5 billion compared with December 31, 2015, primarily as a result of cash provided by operating activities and employee stock option exercises.

Results of Operations
The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions, except percentages):

	Years Ended December 31,
	2016	% of total revenue	2015	% of total revenue	2014	% of total revenue
Revenue:
Product	$2,187.4	81%	$1,919.6	81%	$1,702.7	80%
Service	517.0	19%	464.8	19%	429.0	20%
Total revenue	2,704.4	100%	2,384.4	100%	2,131.7	100%
Cost of revenue:
Product	663.3	25%	647.2	27%	569.9	27%
Service	151.0	5%	159.3	7%	148.0	7%
Total cost of revenue	814.3	30%	806.5	34%	717.9	34%
Product gross profit	1,524.1	56%	1,272.4	54%	1,132.8	53%
Service gross profit	366.0	14%	305.5	12%	281.0	13%
Gross profit	1,890.1	70%	1,577.9	66%	1,413.8	66%
Operating expenses:
Selling, general and administrative	705.3	26%	640.5	27%	691.0	32%
Research and development	239.6	9%	197.4	8%	178.0	8%
Total operating expenses	944.9	35%	837.9	35%	869.0	40%
Income from operations	945.2	35%	740.0	31%	544.8	26%
Interest and other income, net	35.6	1%	18.5	1%	4.2	—%
Income before taxes	980.8	36%	758.5	32%	549.0	26%
Income tax expense	244.9	9%	169.7	7%	130.2	6%
Net income	$735.9	27%	$588.8	25%	$418.8	20%
Total Revenue
Total revenue was $2.7 billion for the year ended December 31, 2016, and increased by 13% compared with $2.4 billion for the year ended December 31, 2015. Total revenue for the year ended December 31, 2015, increased by 12% compared with $2.1 billion for the year ended December 31, 2014. The increase in total revenue for the year ended December 31, 2016, reflects 15% higher recurring revenue driven by approximately 15% higher procedure volume, and 10% higher systems revenue. The increase in total revenue for the year ended December 31, 2015, reflects 14% higher systems revenue and 11% higher recurring revenue driven by approximately 14% higher procedure volume.
We sell our products and services in Euros and British Pounds in those European markets where we have direct distribution channels, and in Japanese Yen and Korean Won in Japan and South Korea, respectively. Foreign currency did not have a material impact on total revenue for the year ended December 31, 2016, as compared with 2015. Revenue for the year ended December 31, 2015, as compared with 2014, was negatively impacted by the strengthening of the U.S. dollar against these other currencies. We hedge a portion of our foreign currency denominated revenue and those hedges partially offset the negative impact of the strengthened U.S. dollar on revenue for the year ended December 31, 2015. Revenue denominated in foreign currencies was approximately 19%, 19%, and 16% of total revenue for the years ended December 31, 2016, 2015, and 2014, respectively. The U.S. dollar generally has strengthened against the other currencies that we transaction our sales in during latter half of 2016. If the U.S. dollar continues to remain as strong or strengthens further against the other currencies we transact our sales in, and we are not able to adjust our foreign currency denominated pricing, our revenue may be negatively impacted in 2017.
Revenue generated in the U.S. accounted for 72%, 71%, and 70% of total revenue during the years ended December 31, 2016, 2015, and 2014, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS market and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the years ended December 31, 2016, 2015, and 2014, respectively (in millions, except percentages and unit shipments):

	Years Ended December 31,
	2016	2015	2014
Revenue
Instruments and accessories	$1,395.8	$1,197.7	$1,070.2
Systems	791.6	721.9	632.5
Total product revenue	2,187.4	1,919.6	1,702.7
Services	517.0	464.8	429.0
Total revenue	$2,704.4	$2,384.4	$2,131.7
Recurring revenue	$1,912.8	$1,662.5	$1,499.2
% of total revenue	71%	70%	70%
United States	$1,955.0	$1,695.8	$1,490.9
OUS	749.4	688.6	640.8
Total revenue	$2,704.4	$2,384.4	$2,131.7
% of Revenue - United States	72%	71%	70%
% of Revenue - OUS	28%	29%	30%

Unit Shipments by Region:
United States unit shipments	338	298	238
OUS unit shipments	199	194	193
Total unit shipments*	537	492	431

Unit Shipments by Model:
da Vinci S	1	1	10
da Vinci Si-e - Single console (3 arm)	2	7	29
da Vinci Si - Single console (4 arm)	122	107	143
da Vinci Si - Dual console	5	22	43
da Vinci Xi - Single console	301	250	157
da Vinci Xi - Dual console	106	105	49
Total unit shipments*	537	492	431

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins of da Vinci standard Surgical Systems	1	5	18
Unit shipments involving trade-ins of da Vinci S Surgical Systems	86	99	82
Unit shipments involving trade-ins of da Vinci Si Surgical Systems	69	47	31
Total unit shipments involving trade-ins	156	151	131
Unit shipments not involving trade-ins	381	341	300
Total unit shipments*	537	492	431

*Systems shipped under operating leases (included in total unit shipments)	62	43	14
Product Revenue
2015-2016
Product revenue increased by 14% to $2.2 billion for the year ended December 31, 2016, compared with $1.9 billion for the year ended December 31, 2015.
Instrument and accessory revenue increased by 17% to $1.4 billion for the year ended December 31, 2016, compared with $1.2 billion for the year ended December 31, 2015. The increase in instrument and accessory revenue was driven by procedure growth of approximately 15% and higher sales of our advanced instruments, partially offset by customer buying patterns. 2016 U.S. procedure growth was approximately 13% compared with 11% in 2015 and was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories. OUS procedure growth was approximately 24% for 2016, compared with 26% for 2015, driven by continued growth in dVP and earlier stage growth in kidney cancer procedures.
Systems revenue increased by 10% to $791.6 million for the year ended December 31, 2016, compared with $721.9 million for the year ended December 31, 2015. Higher systems revenue was driven by higher system shipments, higher number of Lease Buyouts, and higher revenue from our Integrated Table Motion product. Revenue from Lease Buyouts was $38.2 million for year ended December 31, 2016, compared with $9.4 million for the year ended December 31, 2015. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
During 2016, a total of 537 systems were shipped compared with 492 systems in 2015. By geography, 338 systems were shipped into the U.S., 96 into Asia, 79 into Europe, and 24 into other markets, compared with 298 systems shipped into the U.S., 77 into Asia, 90 into Europe, and 27 into other markets in 2015. During 2016, 62 of the 537 systems were shipped under operating lease arrangements compared with 43 of 492 systems shipped during 2015. Operating lease revenue was $16.6 million for the year ended December 31, 2016, compared with $7.0 million for the year ended December 31, 2015. The increase in systems shipments was primarily driven by procedure growth in 2016.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of systems shipped under operating leases, was approximately $1.52 million and $1.54 million for 2016 and 2015, respectively. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
2014-2015
Product revenue increased by 13% to $1.9 billion during the year ended December 31, 2015, from $1.7 billion during the year ended December 31, 2014.
Instrument and accessory revenue increased by 12% to $1.2 billion for the year ended December 31, 2015, compared with $1.1 billion for the year ended December 31, 2014. The increase in instrument and accessory revenue was driven by an approximate 14% increase in procedure volume, reflecting approximately 11% U.S. procedure growth and 26% OUS procedure growth as well as a higher product mix of advanced instruments, partially offset by an unfavorable impact of weakening foreign currencies.
Systems revenue increased by 14% to $721.9 million during the year ended December 31, 2015, compared with $632.5 million during the year ended December 31, 2014, driven by higher da Vinci Surgical Systems shipped in 2015. We shipped 492 da Vinci Surgical Systems in 2015, compared with 431 in 2014, primarily reflecting higher system sales into the U.S. During 2015, 298 systems were shipped into the U.S., 90 into Europe, 77 into Asia, and 27 into other markets, compared with 238 systems shipped into the U.S., 97 into Europe, 67 into Asia, and 29 into other markets in 2014. The increase in U.S. systems sales was driven by higher procedure growth in 2015 and a favorable market response to the da Vinci Xi System that was launched in the second quarter of 2014.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating leases, was approximately $1.54 million and $1.50 million for 2015 and 2014. The systems ASP reflected a higher proportion of da Vinci Xi and dual console systems sold in 2015, partially offset by the negative impact of weaker foreign currencies.
Service Revenue
Service revenue increased by 11% to $517.0 million for the year ended December 31, 2016, compared with $464.8 million for the year ended December 31, 2015. Service revenue increased by 8% to $464.8 million for the year ended December 31, 2015, compared with $429.0 million for the year ended December 31, 2014. Higher service revenue in 2016 and 2015 was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit increased by 20% for the year ended December 31, 2016, to $1.5 billion, representing 69.7% of product revenue, compared with $1.3 billion, representing 66.3% of product revenue, for the year ended December 31, 2015. The higher 2016 product gross profit was primarily driven by higher product revenue and higher gross profit margin.
The higher product gross profit margin for the year ended December 31, 2016, as compared with the year ended December 31, 2015, was driven by product cost reductions and manufacturing efficiencies on our da Vinci Xi System and other newer products, the MDET impact described below, and favorable product mix, including higher sales of our da Vinci Xi Integrated Table Motion product.
In September 2016 the Internal Revenue Service approved a $7.1 million refund claim that we submitted in connection with MDET filings for the periods from the first quarter of 2013 to the third quarter of 2014. Product gross profit included a $7.1 million benefit related to the MDET refund for the year ended December 31, 2016, compared with $17.0 million expense for the year ended December 31, 2015. The Consolidated Appropriations Act, 2016 includes a two-year moratorium such that medical device sales in 2016 and 2017 will be exempt from the medical device excise tax.
Product gross profit for the year ended December 31, 2015, increased by 12% to $1.3 billion, or 66.3% of product revenue, compared with $1.1 billion, or 66.5% of product revenue, for the year ended December 31, 2014. The lower 2015 product gross profit margin was driven by a higher sales mix of recently introduced products that yield lower gross profit margins, including the da Vinci Xi Surgical System and EndoWrist One Vessel Sealer and Stapler, and an unfavorable foreign currency impact related to OUS sales.
Margins on newly launched products will typically be lower than that of our more mature products reflecting vendor pricing on lower volumes and temporary tooling costs. Over time, as volumes increase and we refine our manufacturing processes and products, we expect to see improvement in the margins of these newly launched products as realized and described above in the 2016 results. However, gross margins may ultimately differ for these newly launched products relative to previously launched products based on market conditions, volume, and complexity of the product.
Product gross profit for the year ended December 31, 2016, 2015, and 2014, included share-based compensation expense of $25.2 million, $22.8 million, and $19.1 million, respectively. Product gross profit for the year ended December 31, 2016, 2015, and 2014 included amortization expense of intangible assets of $7.8 million, $12.7 million, and $10.8 million, respectively.
Service gross profit for the year ended December 31, 2016, increased to $366.0 million, or 70.8% of service revenue, compared with $305.5 million, or 65.7% of service revenue for the year ended December 31, 2015. The higher 2016 service gross profit was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, and higher service gross profit margin. The higher service gross profit margin for the year ended December 31, 2016, as compared with the year ended December 31, 2015, was primarily driven by improved efficiency and gains made in servicing the da Vinci Xi Surgical System. During the year ended December 31, 2016, particularly during the second quarter, we were generally able to utilize lower cost refurbished endoscopes to meet customer service and replacement needs. Our ability to utilize lower cost refurbished endoscopes to meet service needs may vary period to period. As our installed base of da Vinci Xi surgical system increases, we will need to expand our service pool with new endoscopes, which is expected to result in higher field replacement costs.
Service gross profit for the year ended December 31, 2015, increased to $305.5 million, or 65.7% of service revenue, compared with $281.0 million, or 65.5% of service revenue for the year ended December 31, 2014. The higher 2015 service gross profit was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems.
Service gross profit for the years ended December 31, 2016, 2015, and 2014, included share-based compensation expense of $12.4 million, $12.9 million and $13.5 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.
Selling, general and administrative expenses for the year ended December 31, 2016, increased by 10% to $705.3 million, compared with $640.5 million for the year ended December 31, 2015. The increase was primarily due to higher OUS expenses associated with our expanded Asian and European teams, infrastructure, higher headcount, and higher legal fees. Selling, general and administrative expenses also included pre-tax litigation charges of $12.1 million and $13.2 million for the year ended December 31, 2016, and 2015 respectively.
Selling, general and administrative expenses for the year ended December 31, 2015, decreased by 7% to $640.5 million compared with $691.0 million for the year ended December 31, 2014. The decrease was primarily due to lower pre-tax litigation charges of $13.2 million in 2015, compared with $82.4 million in 2014, and to a lesser extent, the impact of the stronger U.S. dollar on expenses denominated in foreign currencies. These decreases were partially offset by increased costs associated with the expansion of our Japanese and other organizations OUS, as well as higher regulatory compliance costs and higher incentive compensation costs.
Share-based compensation expense charged to selling, general and administrative expenses during the years ended December 31, 2016, 2015, and 2014 were $97.4 million, $94.7 million, and $99.0 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products.
Research and development expenses for the year ended December 31, 2016, increased by 21% to $239.6 million, compared with $197.4 million for the year ended December 31, 2015. The increase was primarily due to higher personnel and other project costs to support a broader set of product development initiatives, including additional da Vinci Xi platform products, our da Vinci

Single Port Surgical System, robotic-assisted catheter-based medical devices, advanced imaging and analytics, advanced instrumentation, and next generation robotics.
Research and development expenses for the year ended December 31, 2015, increased by 11% to $197.4 million compared with $178.0 million for the year ended December 31, 2014. The increase was driven primarily by growth in our product development organization, including development in advanced imaging, advanced instrumentation, and next generation robotics, and higher incentive compensation costs.
Share-based compensation expense charged to research and development expense during the years ended December 31, 2016, 2015, and 2014, was $43.0 million, $37.7 million and $37.5 million, respectively. Amortization expense related to intangible assets for the years ended December 31, 2016, 2015, and 2014, was $10.4 million, $11.7 million and $11.6 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiative and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Operating Expenses
We plan to make substantial investments in several strategic areas to advance several key product development innovations in research, development, and clinical investment into 2017. We anticipate that we will invest up to $80 million more in 2017 in these areas than our typical growth rate.
Interest and Other Income, Net
Interest and other income, net, was $35.6 million for the year ended December 31, 2016, compared with $18.5 million for 2015 and $4.2 million for 2014. The increase in interest and other income, net for the year ended December 31, 2016, was primarily driven by higher interest earned during the year ended December 31, 2016, on higher cash and investment balances. The increase in interest and other income, net for the year ended December 31, 2015, was partly due to higher 2015 interest income as compared with 2014 and the $8.5 million impairment charges recorded in 2014 related to two equity investments.
Income Tax Expense
Our income tax expense was $244.9 million, $169.7 million, and $130.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. The effective tax rate for 2016 was approximately 25.0% compared with 22.4% for 2015, and 23.7% for 2014. Our tax rates for these periods differ from the U.S. federal statutory rate of 35% primarily due to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate and reversal of certain unrecognized tax benefits, partially offset by state income taxes net of federal benefit. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.
Our 2016, 2015, and 2014 tax provision reflected tax benefits of $15.8 million, $6.4 million, and $20.3 million, respectively, associated with the reversal of unrecognized tax benefits and interests resulting from expiration of statutes of limitations in multiple jurisdictions and certain audit settlements. Our 2015 tax provision also reflected a $29.3 million tax benefit resulting from a recent U.S. Tax Court opinion involving an independent third party, issued in the third quarter of 2015. Based on the findings of the U.S. Tax Court, we were required to, and did, refund to our foreign subsidiaries the share-based compensation element of certain intercompany charges made in prior periods. Starting from 2015, share-based compensation has been excluded from intercompany charges.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short and long-term investments increased by $1.5 billion to $4.8 billion at December 31, 2016, from $3.3 billion at December 31, 2015, and $2.5 billion at December 31, 2014. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
On January 27, 2017, we made a payment of $2.0 billion related to an accelerated share repurchase program that we entered into with Goldman, Sachs & Co. to repurchase our common stock. We made that payment using part of our cash and investments held in the U.S. at December 31, 2016. For further details of the accelerated share repurchased program, see “Note 8. Stockholders’ Equity” to “Item 8. Financial Statements and Supplementary Data”.
As of December 31, 2016, $1,309.5 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income tax on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. Our intent is to reinvest these funds outside of the U.S. indefinitely, and we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs for the foreseeable future.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Consolidated Cash Flow Data

	Years Ended December 31,
	2016	2015	2014
(in millions)
Net cash provided by (used in)
Operating activities	$1,042.9	$771.9	$665.1
Investing activities	(1,279.4)	(849.5)	(153.9)
Financing activities	558.5	193.4	(692.4)
Effect of exchange rates on cash and cash equivalents	—	(1.5)	(0.6)
Net increase (decrease) in cash and cash equivalents	$322.0	$114.3	$(181.8)
Operating Activities
For the year ended December 31, 2016, cash provided by our operating activities of $1,042.9 million exceeded our net income of $735.9 million primarily due certain to non-cash charges as outlined below:

1.
Our net income included non-cash charges including in the form of share-based compensation of $177.6 million; depreciation and loss of disposal of property, plant, and equipment of $73.9 million; investment related non-cash charges of $35.9 million; deferred income tax of $18.7 million; amortization of intangible assets of $18.2 million; partly offset by tax benefits from employee stock plans of $14.3 million.

2.
The non-cash charges outlined above were partly offset by changes in operating assets and liabilities that resulted in $3.0 million of cash used by operating activities during the year ended December 31, 2016. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses, deferred revenue, and other accrued liabilities. Inventory, including the transfer of equipment from inventory to property, plant and equipment, increased by $46.7 million. Accounts receivable increased $35.9 million primarily driven by higher revenue and timing of collections. Prepaids and other assets increased $28.7 million primarily driven by higher lease receivable balances resulting from sales-type lease arrangement transactions entered into during year ended December 31, 2016. The unfavorable impact of these items on cash provided by operating activities was partly offset by a $53.8 million increase in other liabilities, primarily due to higher income tax payable, a $19.9 million increase in deferred revenue, an $18.7 million increase in accrued compensation and employee benefits, and a $15.9 million increase in accounts payable. Deferred revenue, which includes deferred service revenue that is being recognized as revenue over the service contract period, increased primarily due to the increase in the number of installed systems for which service contracts existed.

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
Operating assets and liabilities are primarily comprised of accounts receivable, inventory, deferred revenue, other accrued liabilities, and prepaid expenses. Accounts receivable increased $79.2 million in 2015 reflecting higher sales in 2015 and timing of sales and collections. Prepaids and other assets increased $10.5 million primarily driven by higher lease receivable balances resulting from sales-type lease arrangements entered into in 2015. Accrued liabilities decreased by $10.5 million mainly due to settlement payments made related to accrued product liability litigation. Other changes in operating assets and liabilities include an inventory increase of $10.7 million, net of equipment transfers from inventory to property, plant and equipment, and a decrease in accounts payable of $11.3 million also resulted in cash used by operating activities. The unfavorable impact of these items on cash provided by operating activities was partly offset by a $21.5 million increase in accrued compensation and employee benefits and an $8.2 million increase of deferred revenue.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2016, consisted of purchases of investments (net of the proceeds from the sales and maturities of investments) of $1.2 billion and purchases of property, plant and equipment $53.9 million.
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
Financing Activities
Net cash provided by financing activities in 2016 consisted primarily of proceeds from stock option exercises and employee stock purchases of $580.9 million and excess tax benefits of $44.1 million, partly offset by $42.5 million used for the repurchase of 0.1 million shares of our common stock through open market transactions and taxes paid on behalf of employees related to net share settlement of vested employee equity awards of $24.0 million.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations as of December 31, 2016 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$36.7	$7.1	$9.2	$5.4	$15.0
Purchase commitments and obligations	345.8	342.7	3.1	—	—
Total contractual obligations	$382.5	$349.8	$12.3	$5.4	$15.0
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
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.
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
Investments Valuation
Fair Value
Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, Non-U.S. government securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds. In the current market environment, the assessment of the fair value of investments can be difficult and subjective. U.S. GAAP establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Valuation of Level 1 and 2 instruments generally do not require significant management judgment and the estimation is not difficult. Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. There were no Level 3 securities for the periods presented.
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
No impairment charges were recorded during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, we recorded pre-tax losses of $8.5 million related to a decline in the value of two equity investments that we concluded were other-than-temporary. As of December 31, 2016, and 2015, net unrealized losses on investments of $8.6 million and $4.2 million, net of tax, respectively, were included in accumulated other comprehensive loss.
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
Inventory valuation. Inventory is stated at the lower of standard cost, which approximates actual costs, or market, on a first-in, first-out basis. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on the results of our operations.

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
The valuation and classification of intangible assets and goodwill and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2016, 2015, and 2014. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.
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
Our system sales arrangements generally include a one-year period of free service and four additional years of service that are generally billed for separately on an annual basis at a contractually stated price. The revenue allocated to the free service period is deferred and recognized ratably over the free service period. Amounts billed for the additional years of service are recorded into deferred revenue when they are billed and recognized ratably over the service period.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is less than a 50% likelihood, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. As of December 31, 2016, we believe it is more likely than not that our deferred tax assets ultimately will be recovered with the exception of our California deferred tax assets. We believe that due to the computation of California taxes under the single sales factor, it is more likely than not that our California deferred tax assets will not be realized. Should there be a change in our ability to recover our deferred tax assets, our tax provision would be affected in the period in which such change takes place.
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
Interest Rate and Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper, and taxable or tax exempt municipal bonds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). The weighted-average maturity of our investments as of December 31, 2016, was approximately 1.1 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $12.5 million as of December 31, 2016. We do not utilize derivative financial instruments to manage our interest rate risks.
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
For the year ended December 31, 2016, sales denominated in foreign currencies (Euro, British Pound, Japanese Yen, and Korean Won) were approximately 19% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. For the year ended December 31, 2016, our revenue would have decreased by approximately $25.2 million if the U.S. dollar exchange rate strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after considering foreign currency hedges and offsetting positions as of December 31, 2016, would have resulted in a less than $0.5 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Intuitive Surgical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Intuitive Surgical, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 3, 2017

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,036.6	$714.6
Short-term investments	1,518.0	845.2
Accounts receivable, net of allowances of $1.9 and $2.1 at December 31, 2016 and 2015, respectively	430.2	394.3
Inventory	182.3	167.9
Prepaids and other current assets	83.3	73.5
Total current assets	3,250.4	2,195.5
Property, plant and equipment, net	458.4	432.1
Long-term investments	2,283.3	1,788.0
Deferred tax assets	150.9	167.8
Intangible and other assets, net	142.8	122.8
Goodwill	201.1	201.1
Total assets	$6,486.9	$4,907.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68.5	$52.6
Accrued compensation and employee benefits	136.4	117.3
Deferred revenue	240.6	225.6
Other accrued liabilities	151.0	96.4
Total current liabilities	596.5	491.9
Other long-term liabilities	112.6	95.9
Total liabilities	709.1	587.8
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 38.8 shares and 37.4 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	4,211.8	3,429.8
Retained earnings	1,574.9	899.2
Accumulated other comprehensive loss	(8.9)	(9.5)
Total stockholders’ equity	5,777.8	4,319.5
Total liabilities and stockholders’ equity	$6,486.9	$4,907.3
See accompanying Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2016	2015	2014
Revenue:
Product	$2,187.4	$1,919.6	$1,702.7
Service	517.0	464.8	429.0
Total revenue	2,704.4	2,384.4	2,131.7
Cost of revenue:
Product	663.3	647.2	569.9
Service	151.0	159.3	148.0
Total cost of revenue	814.3	806.5	717.9
Gross profit	1,890.1	1,577.9	1,413.8
Operating expenses:
Selling, general and administrative	705.3	640.5	691.0
Research and development	239.6	197.4	178.0
Total operating expenses	944.9	837.9	869.0
Income from operations	945.2	740.0	544.8
Interest and other income, net	35.6	18.5	4.2
Income before taxes	980.8	758.5	549.0
Income tax expense	244.9	169.7	130.2
Net income	$735.9	$588.8	$418.8
Net income per share:
Basic	$19.21	$15.87	$11.35
Diluted	$18.73	$15.54	$11.11
Shares used in computing net income per share:
Basic	38.3	37.1	36.9
Diluted	39.3	37.9	37.7
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years Ended December 31,
	2016	2015	2014
Net income	$735.9	$588.8	$418.8
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)	2.0	(1.2)	(2.5)
Available-for-sale investments:
Change in unrealized losses, net of tax	(4.6)	(3.2)	(3.9)
Less: Reclassification adjustment for net gains (losses) on investments recognized during the year, net of tax	0.2	(0.8)	2.0
Net change, net of tax effect	(4.4)	(4.0)	(1.9)
Derivative instruments:
Change in unrealized gains	4.1	7.8	8.6
Less: Reclassification adjustment for gains (losses) on derivative instruments recognized during the year, net of tax	(0.6)	(7.4)	(7.5)
Net change, net of tax effect	3.5	0.4	1.1
Employee benefit plans:
Change in unrealized losses, net of tax	(0.7)	(0.4)	(4.2)
Less: Reclassification adjustment for gains (losses) on employee benefit plans recognized during the year, net of tax	0.2	0.8	0.3
Net change, net of tax effect	(0.5)	0.4	(3.9)
Other comprehensive gains (losses)	0.6	(4.4)	(7.2)
Total comprehensive income	$736.5	$584.4	$411.6
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN MILLIONS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balances at December 31, 2013	38.2	$—	$2,519.9	$979.4	$2.1	$3,501.4
Issuance of common stock through employee stock plans	0.9		283.6			283.6
Income tax benefit from employee stock plans			13.9			13.9
Share-based compensation expense related to employee stock plans			168.9			168.9
Repurchase and retirement of common stock	(2.5)		(89.5)	(910.5)		(1,000.0)
Net income				418.8		418.8
Other comprehensive loss					(7.2)	(7.2)
Balances at December 31, 2014	36.6	$—	$2,896.8	$487.7	$(5.1)	$3,379.4
Issuance of common stock through employee stock plans	1.2		361.1			361.1
Income tax benefit from employee stock plans			21.4			21.4
Shares withheld related to net share settlement of equity awards			(1.1)	(9.9)		(11.0)
Share-based compensation expense related to employee stock plans			167.9			167.9
Repurchase and retirement of common stock	(0.4)		(16.3)	(167.4)		(183.7)
Net income				588.8		588.8
Other comprehensive loss					(4.4)	(4.4)
Balances at December 31, 2015	37.4	$—	$3,429.8	$899.2	$(9.5)	$4,319.5
Issuance of common stock through employee stock plans	1.5		580.9			580.9
Income tax benefit from employee stock plans			29.8			29.8
Shares withheld related to net share settlement of equity awards			(2.2)	(21.8)		(24.0)
Share-based compensation expense related to employee stock plans			177.6			177.6
Repurchase and retirement of common stock	(0.1)		(4.1)	(38.4)		(42.5)
Net income				735.9		735.9
Other comprehensive income					0.6	0.6
Balances at December 31, 2016	38.8	$—	$4,211.8	$1,574.9	$(8.9)	$5,777.8
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$735.9	$588.8	$418.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment, net	73.9	65.1	52.0
Amortization of intangible assets	18.2	24.4	22.4
Loss (gain) on investment, accretion of discounts, and amortization of premiums on investments, net	35.9	26.4	33.9
Deferred income taxes	18.7	4.6	(35.0)
Income tax benefits from employee stock plans	29.8	21.5	13.9
Excess tax benefit from employee stock plans	(44.1)	(34.3)	(24.0)
Share-based compensation expense	177.6	167.9	168.9
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(35.9)	(79.2)	(13.7)
Inventory	(46.7)	(10.7)	(26.8)
Prepaids and other assets	(28.7)	(10.5)	(67.6)
Accounts payable	15.9	(11.3)	17.7
Accrued compensation and employee benefits	18.7	21.5	21.4
Deferred revenue	19.9	8.2	19.8
Other liabilities	53.8	(10.5)	63.4
Net cash provided by operating activities	1,042.9	771.9	665.1
Investing activities:
Purchase of investments	(2,585.5)	(1,827.4)	(1,344.6)
Proceeds from sales of investments	389.9	233.1	665.9
Proceeds from maturities of investments	970.1	825.8	714.7
Purchase of property, plant and equipment, intellectual property	(53.9)	(81.0)	(105.6)
Acquisition of business, net of cash acquired	—	—	(84.3)
Net cash used in investing activities	(1,279.4)	(849.5)	(153.9)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	580.9	361.1	283.6
Excess tax benefit from employee stock plans	44.1	34.3	24.0
Taxes paid related to net share settlement of equity awards	(24.0)	(11.0)	—
Repurchase and retirement of common stock	(42.5)	(183.7)	(1,000.0)
Other financing activities	—	(7.3)	—
Net cash provided by (used in) financing activities	558.5	193.4	(692.4)
Effect of exchange rate changes on cash and cash equivalents	—	(1.5)	(0.6)
Net increase (decrease) in cash and cash equivalents	322.0	114.3	(181.8)
Cash and cash equivalents, beginning of year	714.6	600.3	782.1
Cash and cash equivalents, end of year	$1,036.6	$714.6	$600.3
See accompanying Notes to Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. designs, manufactures, and markets da Vinci® Surgical Systems and related instruments and accessories, which taken together, are advanced surgical systems that the Company considers an advanced generation of surgery. This advanced generation of surgery, which the Company calls da Vinci Surgery, combines the benefits of MIS for patients with the ease of use, precision and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability and 3-D, HD vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include the valuation and recognition of investments, the valuation of the revenue and allowance for sales returns and doubtful accounts, the estimation of hedging transactions, the valuation of inventory, the assessment of recoverability of intangible assets and their estimated useful lives, revenue recognition, the valuation and recognition of share-based compensation, the recognition and measurement of current and deferred income tax assets and liabilities, and legal contingencies estimates. Actual results could differ materially from these estimates.
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
The Company’s accounts receivable are derived from net revenue to customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2016, and 2015, 73% and 69%, respectively, of accounts receivable were from domestic customers. No single customer represented more than 10% of total revenue for the years ended December 31, 2016, 2015, and 2014.
During the years ended December 31, 2016, 2015, and 2014, domestic revenue accounted for 72%, 71%, and 70% of total revenue, respectively, while outside of the U.S. revenue accounted for 28%, 29%, and 30%, respectively, of total revenue for each of the years then ended.
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
Other-than-temporary impairment. All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the extent and length of time the investment's fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior the expected recovery of the investment's amortized cost basis. During the year ended December 31, 2014, the Company recorded pre-tax other-than-temporary losses of $8.5 million related to equity investments. No such charges were recorded during the years ended December 31, 2016, and 2015.
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
Inventory
Inventory is stated at the lower of standard cost, which approximates actual costs, or market, on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets generally as follows:

Useful Lives
Building	Up to 30 years
Building improvements	Up to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Equipment and furniture	5 years
Operating lease assets	Greater of lease term or 1 to 5 years
Computer and office equipment	3 years
Enterprise-wide software	5 years
Purchased software	Lesser of 3 years or life of license
Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $70.7 million, $61.1 million, and $52.0 million, respectively.
Capitalized Software Costs for Internal Use
Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. The Company capitalized costs for internal use software of $11.8 million, $14.8 million, and $12.0 million during the years ended December 31, 2016, 2015, and 2014, respectively. Upon being placed in service, these costs are depreciated over an estimated useful life of up to 5 years.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually during the fourth fiscal quarter, or as circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets. The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2016, there has been no impairment of goodwill.

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
In addition, customers may also have the opportunity to upgrade their systems, for example, by adding a fourth arm to a three-arm system or adding a second surgeon console for use with the da Vinci Si and Xi Surgical System. Such upgrades are performed by completing component level upgrades at the customer’s site. Upgrade revenue is recognized when the component level upgrades are complete and all revenue recognition criteria are met.
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

The Company’s system sales arrangements generally include a one-year period of free service and four additional years of service that are generally billed for separately on an annual basis at a contractually stated price. The revenue allocated to the free service period is deferred and recognized ratably over the free service period. Amounts billed for the additional years of service are recorded into deferred revenue when they are billed and recognized ratably over the service period. Deferred revenue, for the periods presented, was primarily comprised of contract consideration related to services not yet performed.
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
Leases
The Company enters into sales-type lease and operating lease arrangements with certain qualified customers to purchase or rent its systems. Sales-type leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative selling prices as prescribed by the Company's revenue recognition policy. Lease elements generally include a da Vinci Surgical System, while non-lease elements generally include service, instruments and accessories. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms: (1) whether title of the system transfers automatically or for a nominal fee at the end of the term of the lease, (2) whether the present value of the minimum lease payments are equal to or greater than 90% of the fair market value of the system at the inception of the lease, (3) whether the life of the lease exceeds 75% of the life of the asset, and (4) whether there is an option to purchase the asset at a "bargain price" at the end of the lease term.
The Company generally recognizes revenue from sales-type lease arrangements at the time the system is accepted by the customer, assuming all other revenue recognition criteria have been met. Revenue from sales-type leases is presented as product revenue. Revenue from operating lease arrangements is recognized as earned over the lease term, which is generally on a straight-line basis and is presented as product revenue. Operating lease revenue for the years ended December 31, 2016, 2015, and 2014 was $16.6 million, $7.0 million, and $1.3 million, respectively.
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
The fair value of restricted stock units is determined based on the closing quoted price of the Company’s common stock on the day of the grant. See “Note 9. Share-Based Compensation,” for a detailed discussion of the Company’s stock plans and share-based compensation expense.

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
Research and Development Expenses
Research and development expenses include amortization of intangible assets, costs associated with co-development R&D licensing arrangements, costs of prototypes, salaries, benefits and other headcount related costs, contract and other outside service fees, and facilities and overhead costs.
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
Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2016 and 2015, 86% and 88% of long-lived assets were in the United States. Revenue is attributed to a geographic region based on the location of the end customer. For the years ended December 31, 2016, 2015, and 2014, 72%, 71%, and 70%, respectively, of net revenue were generated in the United States.
Legal Contingencies
The Company is involved in a number of legal proceedings involving product liability, intellectual property, shareholder derivative actions, securities class actions, and other matters. A liability and related charge are recorded to earnings in the Company's consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is reevaluated each accounting period and is based on all available information, including discussion with outside legal counsel. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a material loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. The Company expenses legal fees as incurred.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company currently plans to adopt this accounting standard in the first quarter of fiscal year 2018.
The Company currently anticipates adopting this ASU using the full retrospective method to restate each prior reporting period presented in our consolidated financial statements. While the Company is continuing to assess the effect of this new standard, the Company currently believes that contractual future billings related to services included in our multi-year contracts will be considered performance obligations that should be part of the contract consideration allocated to all deliverables. Under the current standard future service billings are considered to be contingent revenue. Accordingly, the amount of contract consideration allocated to the performance obligations identified in the Company’s system arrangements would be different under the new standard than the amount allocated under the current standard. The Company currently expects that under the new standard a greater amount of the contract consideration would be allocated to the product-related performance obligations, which are generally delivered upfront. In addition, the Company also expects that incremental contract acquisition costs of obtaining revenue generating contracts, such as sales commissions paid in connection with system sales with multi-year service commitments, would be capitalized and amortized over the economic life of the contract. Under the current guidance, the Company expenses such costs when incurred.
The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The new standard also requires expanded disclosures regarding leasing arrangements. The new standard becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. The new standard is required to be adopted using the modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company generally does not finance purchases of equipment or other capital, but does lease some of its facilities. The Company’s customers finance purchases of da Vinci systems and ancillary products, including directly with the Company. It is currently unknown whether the new standard will change customer buying patterns or behaviors. The Company is evaluating the effect that this new standard will have on its Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity as they are currently presented. The Company currently plans to implement this ASU as required in the first quarter of fiscal year 2017. The Company also plans to apply the presentation requirements related to the presentation of excess tax benefits in the statement of cash flows retrospectively. The Company does not believe that a cumulative effect adjustment will be recorded in the year of adoption, but the Company anticipates increased income tax expense volatility as a result of adopting this ASU.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU will be effective for the Company in first quarter of 2018 with early adoption permitted. This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or short-term or long-term investments as of December 31, 2016, and 2015 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2016
Cash	$227.7	$—	$—	$227.7	$227.7	$—	$—
Level 1:
Money market funds	612.4	—	—	612.4	612.4	—	—
U.S. treasuries	625.9	0.1	(2.0)	624.0	157.9	168.4	297.7
Subtotal	1,238.3	0.1	(2.0)	1,236.4	770.3	168.4	297.7
Level 2:
Commercial paper	139.6	—	—	139.6	31.1	108.5	—
Corporate securities	1,471.8	0.7	(5.0)	1,467.5	2.9	555.4	909.2
U.S. government agencies	938.7	0.5	(2.9)	936.3	—	342.7	593.6
Non-U.S. government securities	18.5	—	—	18.5	—	16.0	2.5
Municipal securities	815.4	—	(3.5)	811.9	4.6	327.0	480.3
Subtotal	3,384.0	1.2	(11.4)	3,373.8	38.6	1,349.6	1,985.6
Total assets measured at fair value	$4,850.0	$1.3	$(13.4)	$4,837.9	$1,036.6	$1,518.0	$2,283.3

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2015
Cash	$202.6	$—	$—	$202.6	$202.6	$—	$—
Level 1:
Money market funds	430.6	—	—	430.6	430.6	—	—
U.S. treasuries & corporate equity securities	253.6	—	(1.8)	251.8	50.6	52.4	148.8
Subtotal	684.2	—	(1.8)	682.4	481.2	52.4	148.8
Level 2:
Commercial paper	76.4	—	—	76.4	3.8	72.6	—
Corporate securities	1,131.0	0.8	(3.0)	1,128.8	—	384.5	744.3
U.S. government agencies	618.5	—	(1.5)	617.0	27.0	194.8	395.2
Non-U.S. government securities	28.8	—	(0.1)	28.7	—	10.3	18.4
Municipal securities	611.9	0.6	(0.6)	611.9	—	130.6	481.3
Subtotal	2,466.6	1.4	(5.2)	2,462.8	30.8	792.8	1,639.2
Total assets measured at fair value	$3,353.4	$1.4	$(7.0)	$3,347.8	$714.6	$845.2	$1,788.0
There were no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2016, and there were no changes in the valuation techniques used.
The following table summarizes the contractual maturities of the Company’s marketable cash equivalents and available-for-sale investments (excluding cash and money market funds), at December 31, 2016 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,714.9	$1,714.5
Mature in one to five years	2,295.0	2,283.3
Total	$4,009.9	$3,997.8
Realized gains and losses, net of tax, were not material for any of the periods presented.
As of December 31, 2016, and 2015, net unrealized losses on investments of $8.6 million and $4.2 million, net of tax, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale investments with unrealized losses at December 31, 2016, and 2015 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$1,056.1	$(5.0)	$—	$—	$1,056.1	$(5.0)
U.S. Treasuries	357.1	(2.0)	—	—	357.1	(2.0)
U.S. Government and agency securities	538.2	(2.9)	—	—	538.2	(2.9)
Municipal securities	728.8	(3.5)	—	—	728.8	(3.5)
	$2,680.2	$(13.4)	$—	$—	$2,680.2	$(13.4)
December 31, 2015
Corporate securities	$869.9	$(3.0)	$—	$—	$869.9	$(3.0)
U.S. Treasuries and equity securities	231.2	(1.8)	—	—	231.2	(1.8)
U.S. Government and agency securities	561.7	(1.5)	—	—	561.7	(1.5)
Municipal securities	340.0	(0.6)	—	—	340.0	(0.6)
Non-U.S. government securities	28.7	(0.1)	—	—	28.7	(0.1)
	$2,031.5	$(7.0)	$—	$—	$2,031.5	$(7.0)

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
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the USD, primarily the European Euro (“EUR”), the British Pound (“GBP”), the Japanese Yen (“JPY”), and the Korean Won (“KRW”). The Company also enters into currency forward contracts as cash flow hedges to hedge certain forecasted expense transactions denominated in EUR and Swiss Franc (“CHF”).
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassifies into earnings in the same period in which the hedge transaction affects earnings. The Company reclassified net gains of $0.9 million, $7.2 million, and $7.5 million to revenue related to the hedged revenue transactions for the years ended December 31, 2016, 2015, and 2014, respectively. The amounts reclassified to expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the periods presented.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and CHF.
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Recognized gains (losses) in interest and other income, net	$6.4	$7.0	$5.7
Foreign exchange gains (losses) related to balance sheet re-measurement	$(5.6)	$(7.9)	$(6.9)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for derivatives and aggregate gross fair value outstanding at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Notional amounts:
Forward contracts	$109.7	$89.1	$143.7	$128.7
Gross fair value recorded in:
Prepaid and other current assets	$6.2	$2.0	$5.6	$2.6
Other accrued liabilities	$1.0	$0.5	$0.6	$0.2
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION

The following table provides details of the inventories (in millions):

	December 31,
	2016	2015
Inventory:
Raw materials	$54.8	$53.3
Work-in-process	13.4	10.2
Finished goods	114.1	104.4
Total inventory	$182.3	$167.9

The following table provides details of the property, plant and equipment, net (in millions):

	December 31,
	2016	2015
Property, plant and equipment, net:
Land	$131.7	$131.7
Building and building/leasehold improvements	199.5	191.5
Machinery and equipment	217.7	197.6
Operating lease assets	34.7	15.0
Computer and office equipment	41.3	35.7
Capitalized software	114.2	84.5
Construction-in-process	41.2	43.2
Gross property, plant and equipment	780.3	699.2
Less: Accumulated depreciation*	(321.9)	(267.1)
Total property, plant and equipment, net	$458.4	$432.1

*Accumulated depreciation associated with operating lease assets	$(6.8)	$(2.6)

The following table provides details of the other accrued liabilities—short term (in millions):

	December 31,
	2016	2015
Other accrued liabilities—short term:
Taxes payable	$40.4	$11.4
Tolled product liability claims accrued	20.5	24.4
Other accrued liabilities	90.1	60.6
Total other accrued liabilities—short-term	$151.0	$96.4

The following table provides details of the other long-term liabilities balance sheet item (in millions):

	December 31,
	2016	2015
Other long-term liabilities:
Income taxes—long term	$84.9	$74.3
Other long-term liabilities	27.7	21.6
Total other long-term liabilities	$112.6	$95.9

Supplemental Cash flow Information

The following table provides supplemental cash flow information (in millions):

	Years Ended December 31,
	2016	2015	2014
Income taxes paid	$138.4	$110.3	$176.8
Supplemental non-cash investing activities:
Equipment transfers from inventory to property, plant and equipment	$39.3	$26.7	$27.2
NOTE 5.    LEASES
(a) Lease Receivables
Lease receivables relating to sales-type lease arrangements are presented on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2016	2015
Gross lease receivables	$104.3	$67.1
Unearned income	(4.8)	(3.4)
Allowance for credit loss	(0.6)	(0.4)
Net investment in sales-type leases	98.9	63.3
Reported as:
Prepaids and other current assets	29.8	16.1
Intangible and other assets, net	69.1	47.2
Total, net	$98.9	$63.3
Contractual maturities of gross lease receivables at December 31, 2016, are as follows (in millions):

Fiscal Year	Amount
2017	32.1
2018	31.6
2019	22.0
2020	12.5
2021	5.1
2022 and thereafter	1.0
Total	$104.3
(b) Operating Leases
The Company's operating lease terms are generally less than five years. Future minimum lease payments related to noncancelable portion of operating leases at December 31, 2016 are as follows (in millions):

Fiscal Year	Amount
2017	24.4
2018	22.7
2019	19.9
2020	13.7
2021	4.5
2022 and thereafter	0.5
Total	$85.7
Contingent rental revenue relating to operating lease arrangements were not material for the periods presented.
NOTE 6.    INTANGIBLE ASSETS
The following table summarizes the components of gross intangible asset, accumulated amortization, and net intangible asset balances as of December 31, 2016, and 2015 (in millions):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$158.7	$(141.6)	$17.1	$159.7	$(129.6)	$30.1
Distribution rights and others	9.2	(9.1)	0.1	9.2	(8.0)	1.2
Customer relationships	28.6	(14.3)	14.3	28.6	(10.2)	18.4
Total intangible assets	$196.5	$(165.0)	$31.5	$197.5	$(147.8)	$49.7
Amortization expense related to intangible assets was $18.2 million, $24.4 million, and $22.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2016, is as follows (in millions):

Fiscal Year	Amount
2017	$12.5
2018	8.6
2019	3.6
2020	3.4
2021	2.3
2022 and thereafter	1.1
Total	$31.5
NOTE 7.    COMMITMENTS AND CONTINGENCIES
OPERATING LEASES
The Company leases space for operations in United States, Mexico, Japan, South Korea, and certain other foreign countries. The Company also leases automobiles for certain sales and field service employees. These leases have varying terms up to fifteen years.
Future minimum lease commitments under the Company’s operating leases as of December 31, 2016, are as follows (in millions):

Fiscal Year	Amount
2017	$7.1
2018	5.7
2019	3.5
2020	2.8
2021	2.6
2022 and thereafter	15.0
Total	$36.7
Other commitments include an estimated amount of approximately $345.8 million relating to the Company's open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with suppliers, for which we have not received the goods or services.
CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, intellectual property, insurance, contract disputes, employee related, and other matters. Certain of these lawsuits and claims are described in further detail below. It is not possible to predict what the outcome of these matters will be and the Company cannot guarantee that any resolution will be reached on commercially reasonable terms, if at all. With the exception of the charges recorded related to the Company’s estimate of the probable loss associated with the tolled product liability claims described below, the Company has determined that an estimate of either probable losses or range of loss related to material pending or threatened litigation matters cannot be determined as of December 31, 2016. Nevertheless, it is possible that future legal costs (including settlements, judgments, legal fees and other related defense costs) could have a material adverse effect on the Company's business, financial position, or future results of operations.

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
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company's filings with the SEC. On November 18, 2013, the court appointed the Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, which was granted in part and denied in part on August 21, 2014. The plaintiffs elected not to further amend their complaint at that time. On October 22, 2014, the court granted the Company’s motion for leave to file a motion for reconsideration of the court’s August 21, 2014, order. The Company filed its motion for reconsideration on November 5, 2014. Following opposition and reply briefing, the court denied the motion on December 15, 2014, allowing the case to move forward on the claims that remain. The plaintiffs moved for class certification on September 1, 2015, the Company filed its opposition on October 15, 2015, and the plaintiffs filed their reply on November 16, 2015. On January 21, 2016, the court held a hearing on the motion. While that motion remained pending, on October 11, 2016, the Company sent plaintiffs’ lead counsel Labaton Sucharow LLP a letter enclosing a draft motion for sanctions pursuant to Federal Rule of Civil Procedure 11, primarily based on statements to the court that lacked a proper factual basis. In response, on November 1, 2016, plaintiffs’ local counsel withdrew from the case entirely and withdrew their signatures from the disputed pleadings. On November 2, 2016, Labaton Sucharow filed a motion for leave to file an amended complaint that did not include the disputed statements. On November 16, 2016, the Company filed an opposition to plaintiffs’ motion, along with an independent motion to strike the amended complaint and the pleadings from which plaintiffs’ local counsel withdrew their signatures. Following additional briefing, the motion for leave to amend and motion to strike were fully submitted to the Court on November 23, 2016, and December 7, 2016, respectively. At a conference on December 15, 2016, the court informed the parties that it would issue written rulings by January 30, 2017, addressing the motion to amend and motion to strike. At the Company’s request, the court vacated the case schedule in the interim, with instructions for the parties to devise a new schedule within 15 days of its rulings. On December 22, 2016, the court entered an order granting plaintiffs’ motion for class certification. In a footnote, the court indicated that it will grant plaintiffs’ motion for leave to file an amended complaint. On January 25, 2017, the court entered an order granting plaintiffs’ motion for leave to amend the complaint and denying the Company’s motion to strike. On January 5, 2017, the Company filed a Petition for Permission to Appeal from the court’s December 22, 2016 order granting class certification in the Ninth Circuit Court of Appeals. The Court of Appeals has not yet ruled on the Company’s Petition. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

Purported Derivative Actions filed on February 3, 2014, February 21, 2014, March 21, 2014, June 3, 2014, and March 5, 2015
On February 3, 2014, an alleged stockholder, Robert Berg, caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4:14-CV-00515, to be filed in the United States District Court for the Northern District of California. The lawsuit names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants. The plaintiff seeks to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between 2012 and early 2014. The plaintiff also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees.  On April 3, 2014, the case was related to In re Intuitive Surgical Securities Litigation. On July 30, 2014, the court granted Berg’s motion to be appointed lead plaintiff, denied the City of Birmingham’s motion seeking such appointment (see below for additional description), and re-titled the matter In re Intuitive Surgical, Inc. Shareholder Derivative Litigation, No. 4:14-CV-00515. On August 13, 2014, the plaintiffs filed a consolidated complaint, making allegations substantially similar to the allegations in the original complaint. On September 12, 2014, the Company filed a motion to dismiss the consolidated complaint. The plaintiffs filed an opposition on October 9, 2014, and the Company filed its reply on October 30, 2014. The court denied the Company's motion to dismiss on November 16, 2015. On January 26, 2016, the Company moved to stay this lawsuit in favor of Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al. (see below for additional description). Plaintiff opposed the motion to stay on February 16, 2016, the Company filed its reply on March 1, 2016, and a hearing was set for June 16, 2016. While the motion was pending, however, the Company and the plaintiff agreed in principle that the plaintiff would file a motion to intervene in the Public School Teachers’ Pension and Retirement Fund of Chicago action and withdraw his opposition to the motion to stay. On March 17, 2016, the parties jointly requested that the court not rule on the motion to stay while the agreement was being implemented. Following additional negotiations, the plaintiff filed an unopposed motion to intervene on April 29, 2016. After additional briefing, on May 23, 2016, the court in the Public School Teacher's Pension and Retirement Fund of Chicago action granted the motion. Accordingly, on May 31, 2016, the parties filed a stipulation requesting that the court stay In re Intuitive Surgical, Inc. Shareholder Derivative Litigation. The court granted the stay on June 2, 2016. Additional discussions between the parties ensued, and on September 15, 2016, they executed a confidential Memorandum of Understanding that contains the essential terms of a settlement to which the parties have agreed in principle. That settlement, which is still being finalized, will provide for a dismissal with prejudice and release of all claims brought in both the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action and the Public School Teachers’ Pension and Retirement Fund of Chicago action, as well as City of Plantation Police Officers’ Employees’ Retirement System v. Guthart et al. (see below for additional description). The settlement will be subject to court approval as described below. In the interim, the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action remains stayed. It is probable that the final settlement agreement will include terms that will require the Company to reimburse the plaintiffs' lawyers' legal fees. At this time, the Company is unable to estimate the probable amount of those legal fees. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position or future results of operations.
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief. On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014. The district court remanded the case back to San Mateo County Superior Court on June 30, 2014. On August 28, 2014, the Company filed a motion seeking to stay the case in favor of the federal action and asking that the plaintiff be required to post a bond on the grounds that the action was duplicative and was not in the Company’s best interests. On November 13, 2014, the superior court entered an order denying in part the Company’s motion to stay and denying the Company's request for plaintiff's bond. On November 18, 2014, the Company petitioned the First Appellate District of the California, Court of Appeal for a writ of mandate directing the superior court to stay the case in its entirety. At the same time, the Company requested an immediate stay of proceedings pending resolution of the petition. On November 19, 2014, the court of appeal granted the Company’s request for an immediate stay of the proceedings and set a briefing schedule for the petition. The plaintiff filed its opposition to the petition on December 8, 2014, and the Company filed its reply on December 22, 2014. The petition was denied on January 8, 2015. On January 20, 2015, the Company filed a demurer (moved to dismiss the complaint). The plaintiff filed its opposition to the demurrer on February 10, 2015, and the Company filed its reply on February 20, 2015. A hearing was held on February 27, 2015, and the court overruled the demurrer on March 27, 2015. The court's order was entered on April 2, 2015. On June 19, 2015, the Company moved for summary judgment, and a hearing on the Company's motion was set for September 4, 2015. On July 6, 2015, the court amended the case schedule, and the Company withdrew its motion for summary judgment. The court later further amended the case schedule, and trial was eventually reset for September 16, 2016. On May 23, 2016, the court granted an unopposed motion to intervene filed by the plaintiffs in In re Intuitive Surgical, Inc. Shareholder Derivative Litigation and City of Birmingham Relief and Retirement System v. Guthart et al. (see above and below for additional description). The Company filed a new motion for summary judgment on June 1, 2016, and the plaintiff filed a motion for summary adjudication regarding certain affirmative defenses on June 2, 2016. Following opposition and reply briefing, the court heard argument on the motions for summary judgment and summary adjudication on August 24, 2016. While the motions were pending, on September 15, 2016, the parties executed the confidential Memorandum of Understanding described above, which contains the essential terms of a settlement to which the parties have agreed in principle. That settlement, which is still being finalized, will provide for a dismissal with prejudice and release of all claims brought in the Public School Teachers’ Pension and Retirement Fund of Chicago action, as well as the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action and the City of Plantation Police Officers’ Employees’ Retirement System action (see above and below, respectively, for additional description). The settlement will be subject to court approval. The parties notified the court of the Memorandum of Understanding on September 15, 2016, and on September 16, 2016, the court entered an order vacating the trial date, ruling that the motions for summary judgment and summary adjudication (along with other pre-trial motions) are moot, and scheduling an approval hearing regarding the settlement for January 17, 2017. At the hearing on that date, the parties informed the court that they are still finalizing the settlement and thus are not yet in a position to seek court approval. In response; the court scheduled a status conference for February 17, 2017; the date for the approval hearing has yet to be determined. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
On June 3, 2014, a fourth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Plantation Police Officers’ Employees’ Retirement System v. Guthart et al., C.A. No. 9726-CB, to be filed in the Court of Chancery of the State of Delaware.  The Company filed a motion to stay proceedings in favor of the earlier-filed stockholder derivative lawsuits pending in federal and state courts in California. In light of the Company’s motion, the plaintiff agreed to a stay of all proceedings in the case in favor of the earlier-filed actions. While the case was stayed, the parties agreed that the plaintiff would file a motion to intervene in the Public School Teachers’ Pension and Retirement Fund of Chicago action (see above for additional description). The plaintiff filed an unopposed motion to intervene on April 29, 2016. After additional briefing, on May 23, 2016, the court in the Public School Teachers’ Pension and Retirement Fund of Chicago action granted the plaintiff’s motion. However, on June 21, 2016, in response to discovery requests, the plaintiff admitted that it did not continuously hold the Company’s stock during all relevant times. Accordingly, on July 21, 2016, the plaintiff filed a request for dismissal as an additional plaintiff in the Public School Teachers’ Pension and Retirement Fund of Chicago action, which the court in that action granted with prejudice on July 22, 2016. On September 15, 2016, the parties executed the confidential Memorandum of Understanding described above, which contains the essential terms of a settlement to which the parties have agreed in principle. That settlement, which is still being finalized, will provide for a dismissal with prejudice and release of all claims brought in the City of Plantation Police Officers’ Employees’ Retirement System action, as well as both the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action and the Public School Teachers’ Pension and Retirement Fund of Chicago action (see above for additional description). The settlement will be subject to court approval as described above. In the interim, the City of Plantation Police Officers’ Employees’ Retirement System action remains stayed. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
Product Liability Litigation
The Company is currently named as a defendant in approximately 52 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases, death as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys, many of which are subject to certain tolling agreements further discussed below. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court. In total, plaintiffs in that case seek damages on behalf of 55 patients who had da Vinci Surgeries in 22 different states.
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
Plaintiffs’ attorneys have also engaged in well-funded national advertising efforts seeking patients dissatisfied with da Vinci Surgery. The Company has received a significant number of such claims from plaintiffs’ attorneys that it believes are a result of these advertising efforts. A substantial number of claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments which included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for many of these claims and engaged in confidential mediation efforts.
After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims was appropriate. During the year ended December 31, 2016, and 2015, the Company recorded pre-tax charges of $8.3 million and $13.8 million, respectively, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements.
The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for claimants who have participated in the mediation process. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants whose claims were not resolved through the mediation program, as well as those claimants who have not participated in mediations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of December 31, 2016, and 2015, a total of $20.5 million and $24.4 million, respectively, were included in other accrued liabilities in the accompanying Consolidated Balance Sheets related to the tolled product liability claims.
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
Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the United States District Court for the Northern District of California. Plaintiff Illinois Union Insurance Co. (“Illinois Union”) seeks to rescind the Life Sciences Products-Completed Operations Liability Policy issued by plaintiff to the Company, which provides coverage for product liability claims first made against the Company during the policy period March 1, 2013, to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-JST, also filed in the Northern District of California. Plaintiff Navigators Specialty Insurance Co. (“Navigators”) alleges that the Follow Form Excess

Liability Insurance Policy issued by plaintiff to the Company for product liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014, should be rescinded. These cases have been consolidated under docket number 3:13-cv-04863. Both plaintiffs generally allege that the Company did not disclose the existence of tolling agreements or the number of claimants incorporated within those agreements, and allege that those agreements were material to plaintiffs’ underwriting processes. On October 20, 2015, the Company filed a complaint alleging breach of contract and bad faith against Illinois Union and Navigators in an action entitled Intuitive Surgical Inc. v. Illinois Union Insurance Co., et al., No. 3:15-cv-04834-JST, based on the defendants failure to indemnify the Company for losses incurred in the defense and settlement of certain product liability claims brought against the Company during the insurance policy period March 1, 2013 to March 1, 2014. The Company’s breach of contract and bad faith action against the insurers has been consolidated with the insurers’ rescission actions for all purposes except for trial. Both Illinois Union and Navigators moved to dismiss the Company's complaint in that action. The court denied both Illinois Union and Navigators’ motions to dismiss the breach of contract claims against the insurers, denied the motion to dismiss the bad faith claim against Illinois Union, and granted the motion to dismiss the bad faith claim against Navigators.
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
NOTE 8.    STOCKHOLDERS’ EQUITY
STOCK REPURCHASE PROGRAM
The Company's Board of Directors (the “Board”) has authorized an aggregate of $6.2 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since originally established in March 2009, of which the most recent authorization occurred in December 2016 when the Board increased the authorized amount available under Repurchase Program to $3.0 billion. As of December 31, 2016, the remaining amount of share repurchases authorized by the Board was approximately $2,991.6 million under the Repurchase Program. The $42.5 million of share repurchases for the year ended December 31, 2016, were repurchased in the open market.
On January 24, 2017, subsequent to the end of fiscal year 2016, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $2.0 billion of the Company’s common stock. On January 27, 2017, the Company made a payment of $2.0 billion to Goldman and Goldman delivered to the Company an initial delivery of approximately 2.4 million shares of the Company’s common stock, which represents 80% of the payment amount divided by the closing price of the Company’s common stock on January 23, 2017. The total number of shares that the Company will repurchase under the ASR Program will be based generally on the daily volume-weighted average price per share of the Company's common stock during the repurchase period, less a discount. Depending on the circumstances at settlement, Goldman may be required to deliver additional shares of common stock to the Company or the Company may be required either to deliver shares of common stock or make a cash payment to Goldman. Final settlement of the ASR Program is expected to be completed by the end of the fourth quarter of 2017, although the completion date may be accelerated at Goldman’s option during an acceleration period prior to the scheduled termination date.
The following table provides the stock repurchase activities during the years ended December 31, 2016, 2015, and 2014 (in millions, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Shares repurchased	0.1	0.4	2.5
Average price per share	$605.10	$502.23	$397.52
Value of shares repurchased	$42.5	$183.7	$1,000.0
The Company uses the par value method of accounting for its stock repurchases. As a result of the share repurchases during the years ended December 31, 2016, 2015, and 2014, the Company reduced common stock and additional paid-in capital by an aggregate of $4.1 million, $16.3 million, and $89.5 million, respectively, and charged $38.4 million, $167.4 million, $910.5 million, respectively, to retained earnings.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) net of tax, for the years ended December 31, 2016, and 2015 are as follows (in millions):

	Year Ended December 31, 2016
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.5	$(4.2)	$(3.3)	$(3.5)	$(9.5)
Other comprehensive income before reclassifications	4.1	(4.6)	2.0	(0.7)	0.8
Reclassified from accumulated other comprehensive income (loss)	(0.6)	0.2	—	0.2	(0.2)
Net current-period other comprehensive income (loss)	3.5	(4.4)	2.0	(0.5)	0.6
Ending balance	$5.0	$(8.6)	$(1.3)	$(4.0)	$(8.9)

	Year Ended December 31, 2015
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.1	$(0.2)	$(2.1)	$(3.9)	$(5.1)
Other comprehensive income before reclassifications	7.8	(3.2)	(1.2)	(0.4)	3.0
Reclassified from accumulated other comprehensive income (loss)	(7.4)	(0.8)	—	0.8	(7.4)
Net current-period other comprehensive income (loss)	0.4	(4.0)	(1.2)	0.4	(4.4)
Ending balance	$1.5	$(4.2)	$(3.3)	$(3.5)	$(9.5)
NOTE 9.    SHARE-BASED COMPENSATION
Stock Plans
2010 Incentive Award Plan
In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company issues nonqualified stock options (“NSOs”) and restricted stock units (“RSUs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. The 2010 Plan expires in 2020. In April 2016, the Company's stockholders approved an amended and restated 2010 Plan to provide for an increase in the number of shares of common stock reserved for issuance from 6,250,000 to 7,050,000. As of December 31, 2016, approximately 1.7 million shares were reserved for future issuance under the 2010 Plan. A maximum of 0.8 million of these shares can be awarded as RSUs.
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
In April 2015, the Board of Directors amended and restated the New Hire Plan to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the New Hire Plan from 1,155,000 to 1,455,000. As of December 31, 2016, approximately 0.1 million shares were reserved for future issuance under the New Hire Plan.
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
2000 Non-Employee Directors’ Stock Option Plan
In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 150,000. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Prior to 2016, initial stock option grants to new non-employee directors vest over a three-year period with 12/36 of the shares vesting after one year from the date of grant and 1/36 of the shares vesting monthly thereafter. Annual stock option grants vest one year from the date of the grant. Since 2016, new non-employee directors receive pro-rated stock option grants that vest on the same term as the annual stock option grants. As of December 31, 2016, approximately 48,000 shares were reserved for future issuance under the Directors’ Plan.
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
The Company issued 0.1 million, 0.1 million and 0.1 million shares under the ESPP, representing approximately $32.5 million, $31.2 million, and $29.4 million in employee contributions for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there were approximately 0.1 million shares reserved for future issuance under the ESPP.
Restricted Stock Units
Beginning in 2014, equity awards granted to employees and non-employee directors include a mix of stock options and RSUs. The RSUs to employees vest in one-fourth increments annually over a four-year period. Prior to 2016, initial RSUs granted to new non-employee directors are vested in one-third increments over a three-year period. Annual RSU grants to non-employee directors vest one year from the date of grant. Since 2016, new non-employee directors receive pro-rated RSU grants that vest on the same term as the annual RSU grants. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company’s employees.

Stock Option Information
Option activity during fiscal 2016 under all the stock plans was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2015	4.2	$421.00
Options granted	0.3	$616.97
Options exercised	(1.3)	$410.98
Options forfeited/expired	(0.1)	$494.64
Balance at December 31, 2016	3.1	$445.09
The aggregate intrinsic value of stock options exercised under our stock plans determined as of the date of option exercise was $273.3 million, $196.5 million, and $146.2 million during the years ended December 31, 2016, 2015, and 2014, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2016, 2015, and 2014 was $580.9 million, $361.1 million, and $283.6 million, respectively. The income tax benefit realized from stock options exercised was $82.9 million for the year ended December 31, 2016.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2016 (number of shares and aggregate intrinsic value in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$95.89 - $341.19	0.8	3.0	$279.22		0.8		$279.22
$343.83 - $459.14	0.8	6.8	$416.51		0.6		$410.32
$466.70 - $517.31	0.7	6.3	$508.52		0.6		$509.04
$518.29 - $614.78	0.6	7.4	$550.88		0.4		$557.95
$618.96 - $718.04	0.2	9.6	$685.31		—		$692.54
Total	3.1	6.0	$445.09	$593.3	2.4	5.2	$417.93	$516.4

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $634.17 at December 31, 2016, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

As of December 31, 2016, a total of 3.0 million shares of stock options vested and expected to vest had a weighted average remaining contractual life of 5.9 years, an aggregate intrinsic value of $587.5 million, and a weighted average exercise price of $442.48.
Restricted Stock Units Information
RSU activity for the year ended December 31, 2016, was as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2015	0.4	$485.55
Granted	0.3	$553.76
Vested	(0.1)	$481.84
Forfeited	—	$509.75
Unvested balance at December 31, 2016	0.6	$524.17
As of December 31, 2016, 0.5 million shares of RSUs were expected to vest with an aggregate intrinsic value of $336.2 million. During the year ended December 31, 2016, approximately 35,000 RSUs were forfeited. The aggregate vesting date fair value of RSUs vested was $65.3 million, $29.5 million and $0 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Years Ended December 31,
	2016	2015	2014
Cost of sales—products	$25.2	$22.8	$19.1
Cost of sales—services	12.4	12.9	13.5
Total cost of sales	37.6	35.7	32.6
Selling, general and administrative	97.4	94.7	99.0
Research and development	43.0	37.7	37.5
Share-based compensation expense before income taxes	178.0	168.1	169.1
Income tax effect	56.1	51.8	53.5
Share-based compensation expense after income taxes	$121.9	$116.3	$115.6
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of stock options, the rights to acquire stock granted, and RSUs, as well as the weighted average assumptions used in calculating the fair values of stock options and rights to acquire stock under the ESPP that were granted during the years ended December 31, 2016, 2015, and 2014, were as follows:

	Years Ended December 31,
STOCK OPTION PLANS	2016	2015	2014
Risk free interest rate	1.1%	1.6%	1.5%
Expected term (years)	4.2	4.3	4.3
Volatility	26%	28%	31%
Fair value at grant date	$141.18	$131.47	$122.39
EMPLOYEE STOCK PURCHASE PLAN
Risk free interest rate	0.6%	0.4%	0.2%
Expected term (years)	1.2	1.2	1.2
Volatility	30%	31%	33%
Fair value at grant date	$172.71	$146.72	$124.60
RESTRICTED STOCK UNITS
Fair value at grant date	$553.76	$511.92	$441.36
As share-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2016, 2015, and 2014, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Share-based compensation accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
As of December 31, 2016, there were a total of $80.3 million, $200.3 million, and $9.0 million, of total unrecognized compensation expense related to unvested stock options, restricted stock units, and employee stock purchases, respectively. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years for unvested stock options, 2.6 years for unvested restricted stock units, and 1.0 year for rights granted to acquire stock under the ESPP.
Excess tax benefits are realized tax deductions for exercised options and vested RSUs in excess of the deferred tax assets attributable to share-based compensation expense for such equity awards. Excess tax benefits of $44.1 million, $34.3 million, and $24.0 million for the years ended December 31, 2016, 2015, and 2014, respectively, have been classified as a financing cash inflow.

NOTE 10.    INCOME TAXES
Income before provision for income taxes for the years ended December 31, 2016, 2015, and 2014, consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
U.S.	$653.0	$425.1	$353.0
Foreign	327.8	333.4	196.0
Total income before provision for income taxes	$980.8	$758.5	$549.0
The provision for income taxes for the years ended December 31, 2016, 2015, and 2014 consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$207.0	$148.7	$150.5
State	13.4	8.4	7.0
Foreign	5.4	7.6	7.5
	$225.8	$164.7	$165.0
Deferred
Federal	$18.3	$7.5	$(30.9)
State	0.6	0.5	(0.6)
Foreign	0.2	(3.0)	(3.3)
	$19.1	$5.0	$(34.8)
Total income tax expense	$244.9	$169.7	$130.2
Income tax expense differs from amounts computed by applying the statutory federal income rate of 35% for the years ended December 31, 2016, 2015, and 2014 as a result of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Federal tax at statutory rate	$343.3	$265.5	$192.2
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	14.0	8.9	6.4
Foreign rate differential	(86.2)	(67.4)	(47.4)
Research and development credit	(7.8)	(6.4)	(5.0)
Share-based compensation not benefited	3.6	6.9	7.7
Domestic production activities deduction	(8.0)	(5.3)	(4.6)
Reversal of unrecognized tax benefits	(15.8)	(6.4)	(20.3)
Reversal of share-based compensation from intercompany charges	—	(25.0)	—
Other	1.8	(1.1)	1.2
Total income tax expense	$244.9	$169.7	$130.2

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Share-based compensation expense	$122.2	$140.5
Expenses deducted in later years for tax purposes	47.4	47.1
Research and other credits	15.6	13.5
Other	9.8	7.5
Gross deferred tax assets	$195.0	$208.6
Valuation allowance	(17.2)	(15.2)
Deferred tax assets	$177.8	$193.4
Deferred tax liabilities:
Fixed assets	$(25.2)	$(24.0)
Intangible assets	(2.3)	(2.0)
Other	(0.2)	(0.5)
Deferred tax liabilities	$(27.7)	$(26.5)
Net deferred tax assets	$150.1	$166.9
The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2016, because the Company intends to indefinitely reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $1,454.2 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable at this time. The Company has a tax holiday in effect for its business operations in Switzerland which will continue until the end of year 2017 to the extent certain terms and conditions continue to be met. This tax holiday provides for a lower rate of taxation in Switzerland based on various thresholds of investment and employment in such jurisdiction. As of December 31, 2016, the Company remained in compliance with the terms of the holiday. At the end of the tax holiday, Swiss taxable income may be taxed at a higher rate depending on the applicable federal and cantonal rules. Tax benefit from the Swiss tax holiday for the year ended December 31, 2016, was approximately $10.0 million, or $0.25 per diluted share.
As of December 31, 2016, and 2015, the Company had valuation allowances of $17.2 million and $15.2 million, respectively, primarily related to California deferred tax assets generated by California R&D credit forwards which have no expiration period. The Company recorded a valuation allowance against its California deferred tax assets as it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor.
The Company recorded a net increase of its gross unrecognized tax benefits of approximately $13.6 million during the year ended December 31, 2016. The net increase was primarily due to increases related to 2016 uncertain tax positions, partially offset by the reversal of gross unrecognized tax benefits in connection with the expiration of certain statutes of limitation in various jurisdictions. The Company had gross unrecognized tax benefits of approximately $106.0 million, $92.4 million, and $75.5 million as of December 31, 2016, 2015, and 2014, respectively, which if recognized, would result in a reduction of the Company’s effective tax rate. The Company included interest expense accrued on unrecognized tax benefits as a component of its income tax expense. As of December 31, 2016, 2015, and 2014, gross interest related to unrecognized tax benefits accrued was approximately $3.7 million, $2.9 million, and $2.5 million, respectively. The Company classified a majority of its net unrecognized tax benefits and related interest in Other accrued liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2016, 2015, and 2014 are as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$92.4	$75.5	$74.0
Increases related to tax positions taken during the current year	29.9	28.9	22.3
Increases related to tax positions taken during a prior year	—	0.3	—
Decreases related to tax positions taken during a prior year	(0.5)	—	—
Decreases related to settlements with tax authorities	—	(11.4)	(19.1)
Decreases related to expiration of statute of limitations	(15.8)	(0.9)	(1.7)
Ending balance	$106.0	$92.4	$75.5
The Company files federal, state and foreign income tax returns in many U.S. and OUS jurisdictions. Years before 2013 are closed for the significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. While it is reasonably possible that a benefit could be recorded, due to the uncertainty related to the timing and potential outcome of audits, the Company cannot estimate the range of reasonably possible change in unrecognized tax benefits that may occur in the next 12 months.
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
NOTE 11.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Net income	$735.9	$588.8	$418.8
Basic:
Weighted-average shares outstanding	38.3	37.1	36.9
Basic net income per share	$19.21	$15.87	$11.35
Diluted:
Weighted-average shares outstanding used in basic calculation	38.3	37.1	36.9
Add: Dilutive potential shares	1.0	0.8	0.8
Weighted-average shares used in computing diluted net income per share	39.3	37.9	37.7
Diluted net income per share	$18.73	$15.54	$11.11
Share-based compensation awards of approximately 0.2 million, 1.7 million, and 2.4 million shares for the years ended December 31, 2016, 2015, and 2014, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.
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

SELECTED QUARTERLY DATA
(UNAUDITED, IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$756.9	$682.9	$670.1	$594.5
Gross profit (3)	$527.2	$487.0	$470.9	$405.0
Net income (1)(2)(3)	$204.0	$211.0	$184.5	$136.4
Net income per common share
Basic	$5.26	$5.45	$4.82	$3.62
Diluted	$5.13	$5.31	$4.71	$3.54

(1) Includes discrete tax benefits as follows:
Audit settlement and expiration of the statutes of limitations in multiple jurisdictions	$—	$15.8	$—	$—
(2) Includes pre-tax litigation charges	$5.5	$—	$4.4	$2.2
(3) Includes pre-tax medical device excise tax refund benefit	$—	$7.1	$—	$—
	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$676.5	$589.7	$586.1	$532.1
Gross profit	$458.8	$395.8	$386.5	$336.8
Net income (1)(2)	$190.0	$167.3	$134.5	$97.0
Net income per common share
Basic	$5.09	$4.49	$3.64	$2.64
Diluted	$4.99	$4.40	$3.56	$2.57

(1) Includes discrete tax benefits as follows:
Audit settlement and expiration of the statutes of limitations in multiple jurisdictions	$—	$—	$7.8	$—
Reversal of the share-based compensation intercompany charges as a result of U.S. Tax Court opinion	$—	$29.3	$—	$—
Reinstatement of the 2015 federal R&D tax credit	$6.4	$—	$—	$—
(2) Includes pre-tax litigation charges (recoveries)	$(0.6)	$—	$6.6	$7.2

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts and loan credit losses, and sales returns
Year ended December 31, 2016	$9.4	$24.6	$(23.2)	$10.8
Year ended December 31, 2015	$5.5	$22.3	$(18.4)	$9.4
Year ended December 31, 2014	$5.8	$22.2	$(22.5)	$5.5

(1)	Primarily represents products returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

ITEM 9B.	OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2016.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors and corporate governance is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information regarding our Section 16 reporting compliance and code of business conduct and ethics is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

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

3)	Exhibits
The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b) Exhibits

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.4(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

10.1(4)	2000 Equity Incentive Plan. *

10.2(4)	2000 Non-Employee Directors’ Stock Option Plan. *

10.3(4)	2000 Employee Stock Purchase Plan. *

10.4(5)	Form of Indemnity Agreement. *

10.5(6)	2009 Employment Commencement Incentive Plan, as amended and restated. *

10.6(7)	2010 Incentive Award Plan, as amended and restated. *

10.7(8)	Severance Plan. *

10.8(9)	Form of Intuitive Surgical, Inc. 2000 Equity Incentive Plan Stock Option Agreement (Incentive and Nonstatutory Stock Options). *

10.9(10)	Form of Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Stock Option Grant Notice. *

10.10(10)	Form of Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Restricted Stock Unit Grant Notice. *

10.11(10)	Form of Intuitive Surgical, Inc. 2010 Incentive Award Plan Stock Option Grant Notice. *

10.12(10)	Form of Intuitive Surgical, Inc. 2010 Incentive Award Plan Restricted Stock Unit Grant Notice. *

10.13	Master Confirmation and Supplemental Confirmation between Intuitive Surgical, Inc. and Goldman, Sachs & Co., dated January 24, 2017.

21.1	Intuitive Surgical, Inc. Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference to exhibits filed with the Company’s 2008 Annual Report on Form 10-K filed on February 6, 2009 (File No. 000-30713).

(2)	Incorporated by reference to Exhibit A filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2012 (File No. 000-30713).

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 13, 2016 (File No. 000-30713).

(4)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 filed on March 22, 2000 (File No. 333-33016).

(5)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 3, 2015 (File No. 000-30713).

(6)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed on May 1, 2015 (File No. 333-203793).

(7)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 filed on May 1, 2015 (File No. 333-203793).

(8)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 2, 2008 (File No. 000-30713).

(9)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2009 (File No. 000-30713).

(10)	Incorporated by reference to exhibits filed with the Company’s 2015 Annual Report on Form 10-K filed on February 2, 2016 (File No. 000-30713).
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/S/ GARY S. GUTHART
Gary S. Guthart, Ph.D. President and Chief Executive Officer
Date: February 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 3, 2017
Gary S. Guthart, Ph.D.
/S/ MARSHALL L. MOHR	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 3, 2017
Marshall L. Mohr
/S/ JAMIE E. SAMATH	Vice President, Corporate Controller (Principal Accounting Officer)	February 3, 2017
Jamie E. Samath
/S/ LONNIE M. SMITH	Chairman of the Board of Directors	February 3, 2017
Lonnie M. Smith
/S/ CRAIG H. BARRATT	Director	February 3, 2017
Craig H. Barratt, Ph.D.
/S/ MICHAEL A. FRIEDMAN	Director	February 3, 2017
Michael A. Friedman, M.D.
/S/ AMAL M. JOHNSON	Director	February 3, 2017
Amal M. Johnson
/S/ KEITH R. LEONARD JR.	Director	February 3, 2017
Keith R. Leonard Jr.
/S/ ALAN J. LEVY	Director	February 3, 2017
Alan J. Levy, Ph.D.
/S/ MARK J. RUBASH	Director	February 3, 2017
Mark J. Rubash
Director
George Stalk Jr.