Form 10-Q
period 2017-03-31
INTUITIVE SURGICAL INC
filed 2017-04-19
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 36,840,763 shares of Common Stock, $0.001 par value per share, outstanding as of April 14, 2017.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$708.6	$1,036.6
Short-term investments	756.2	1,518.0
Accounts receivable, net	412.9	430.2
Inventory	213.5	182.3
Prepaids and other current assets	76.5	83.3
Total current assets	2,167.7	3,250.4
Property, plant and equipment, net	497.4	458.4
Long-term investments	1,682.0	2,283.3
Long-term deferred tax assets	119.6	150.9
Intangible and other assets, net	140.2	142.8
Goodwill	201.1	201.1
Total assets	$4,808.0	$6,486.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.0	$68.5
Accrued compensation and employee benefits	85.9	136.4
Deferred revenue	273.3	240.6
Other accrued liabilities	125.0	151.0
Total current liabilities	558.2	596.5
Other long-term liabilities	122.3	112.6
Total liabilities	680.5	709.1
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2017, and December 31, 2016	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 36.8 shares and 38.8 shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	—	—
Additional paid-in capital	3,872.2	4,211.8
Retained earnings	263.3	1,574.9
Accumulated other comprehensive loss	(8.0)	(8.9)
Total stockholders’ equity	4,127.5	5,777.8
Total liabilities and stockholders’ equity	$4,808.0	$6,486.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2017	2016
Revenue:
Product	$534.0	$470.0
Service	140.2	124.5
Total revenue	674.2	594.5
Cost of revenue:
Product	163.8	151.6
Service	44.3	37.9
Total cost of revenue	208.1	189.5
Gross profit	466.1	405.0
Operating expenses:
Selling, general and administrative	201.1	172.8
Research and development	73.5	53.2
Total operating expenses	274.6	226.0
Income from operations	191.5	179.0
Interest and other income, net	8.7	5.5
Income before taxes	200.2	184.5
Income tax expense	20.4	48.1
Net income	$179.8	$136.4
Net income per share:
Basic	$4.82	$3.62
Diluted	$4.67	$3.54
Shares used in computing net income per share:
Basic	37.3	37.7
Diluted	38.5	38.5
Total comprehensive income	$180.7	$147.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2017	2016
Operating activities:
Net income	$179.8	$136.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	19.0	18.3
Amortization of intangible assets	3.7	5.1
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	6.1	8.3
Deferred income taxes	29.7	28.9
Income tax benefits from employee stock plans	—	10.8
Share-based compensation expense	47.4	42.7
Changes in operating assets and liabilities
Accounts receivable	17.3	68.4
Inventory	(39.0)	(7.8)
Prepaids and other assets	1.7	(49.9)
Accounts payable	5.5	5.3
Accrued compensation and employee benefits	(50.3)	(39.7)
Deferred revenue	36.7	0.3
Other liabilities	(16.1)	(0.3)
Net cash provided by operating activities (1)	241.5	226.8
Investing activities:
Purchase of investments	(168.2)	(487.7)
Proceeds from sales of investments	1,421.1	64.5
Proceeds from maturities of investments	108.4	240.9
Purchase of property, plant and equipment	(53.0)	(9.6)
Net cash provided by (used in) investing activities	1,308.3	(191.9)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	169.1	258.8
Taxes paid related to net share settlement of equity awards	(47.4)	(20.6)
Repurchase of common stock	(2,000.0)	(8.1)
Net cash provided by (used in) financing activities (1)	(1,878.3)	230.1
Effect of exchange rate changes on cash and cash equivalents	0.5	0.9
Net increase (decrease) in cash and cash equivalents	(328.0)	265.9
Cash and cash equivalents, beginning of period	1,036.6	714.6
Cash and cash equivalents, end of period	$708.6	$980.5

(1) The Company adopted ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, during the first quarter of 2017. This ASU eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $18.3 million of excess tax benefits from financing activities to operating activities for the three months ended March 31, 2016.

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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2016, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on February 6, 2017. The results of operations for the first three months of fiscal year 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
The Company currently anticipates adopting this ASU using the full retrospective method to restate each prior reporting period presented in its Financial Statements. While the Company is continuing to assess the effect of this new standard, the Company currently believes that contractual future billings related to services included in its multi-year contracts will be considered performance obligations that should be part of the contract consideration allocated to all deliverables. Under the current standard future service billings are considered to be contingent revenue. Accordingly, the amount of contract consideration allocated to the performance obligations identified in the Company’s system arrangements would be different under the new standard than the amount allocated under the current standard. The Company currently expects that under the new standard a greater amount of the contract consideration would be allocated to the product-related performance obligations, which are generally delivered upfront. In addition, the Company also expects that incremental contract acquisition costs of obtaining revenue generating contracts, such as sales commissions paid in connection with system sales with multi-year service commitments, would be capitalized and amortized over the economic life of the contract. Under the current guidance, the Company expenses such costs when incurred.
The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The new standard also requires expanded disclosures regarding leasing arrangements. The new standard becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. The new standard is required to be adopted using the modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company generally does not finance purchases of equipment or other capital, but does lease some of its facilities. The Company’s customers finance purchases of da Vinci systems and ancillary products, including directly with the Company. It is currently unknown whether the new standard will change customer buying patterns or behaviors. The Company is evaluating the effect that this new standard will have on its Financial Statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU will be effective for the Company in the first quarter of 2018. This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting this ASU on its Financial Statements.
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
Adopted Accounting Pronouncement
Beginning fiscal 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, which changes among other things, how the tax effects of share-based awards are recognized. ASU No. 2016-09 requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were generally recorded as part of additional paid-in capital. The provision for income taxes for the three months ended March 31, 2017, included excess tax benefits of $32.6 million that reduced the Company's effective tax rate by 16.3 percentage points. The recognized excess tax benefits resulted from share-based compensation awards that vested or settled in the first three months of 2017. This ASU also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $18.3 million of excess tax benefits from financing activities to operating activities for the three months ended March 31, 2016. The Company also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by this ASU. In addition, the Company elected to continue its current practice of estimating expected forfeitures. The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP.
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company. The information provided below related to the Company’s allowance for sales returns and doubtful accounts policies provide additional clarification on the Company’s policy of accounting for arrangements with rights of return that occurred during the three months ended March 31, 2017.
Allowance for Sales Returns and Doubtful Accounts
The allowance for sales returns is based on the Company’s estimate of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company's products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
The Company has committed to a plan to offer certain customers who purchased surgical systems in the first quarter of fiscal 2017 the opportunity to return such systems and receive a credit toward the purchase of a surgical system expected to be launched in the future. In accordance with the guidance relating to the accounting for arrangements in which return rights exist, revenue and associated costs equal to the Company's estimate of the amount of product that will be returned in a future period have been deferred. A total of $23.4 million and $8.1 million of revenue and costs, respectively, related to shipments made in the three months ended March 31, 2017, have been deferred from recognition in the Company's Financial Statements. Subject to meeting all other criteria of the Company's revenue recognition policy, the revenue and cost deferred will be recognized at the date the trade-out rights are exercised by the customers or at the expiration of unexercised rights.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term, or long-term investments as of March 31, 2017, and December 31, 2016 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2017
Cash	$159.1	$—	$—	$159.1	$159.1	$—	$—
Level 1:
Money market funds	532.5	—	—	532.5	532.5	—	—
U.S. treasuries	344.2	0.1	(1.8)	342.5	17.0	80.9	244.6
Subtotal	876.7	0.1	(1.8)	875.0	549.5	80.9	244.6
Level 2:
Corporate debt securities	1,104.6	0.5	(3.2)	1,101.9	—	370.8	731.1
U.S. government agencies	636.5	0.1	(2.7)	633.9	—	195.3	438.6
Non-U.S. government securities	2.5	—	—	2.5	—	—	2.5
Municipal securities	375.2	0.1	(0.9)	374.4	—	109.2	265.2
Subtotal	2,118.8	0.7	(6.8)	2,112.7	—	675.3	1,437.4
Total assets measured at fair value	$3,154.6	$0.8	$(8.6)	$3,146.8	$708.6	$756.2	$1,682.0

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2016
Cash	$227.7	$—	$—	$227.7	$227.7	$—	$—
Level 1:
Money market funds	612.4	—	—	612.4	612.4	—	—
U.S. treasuries	625.9	0.1	(2.0)	624.0	157.9	168.4	297.7
Subtotal	1,238.3	0.1	(2.0)	1,236.4	770.3	168.4	297.7
Level 2:
Commercial paper	139.6	—	—	139.6	31.1	108.5	—
Corporate debt securities	1,471.8	0.7	(5.0)	1,467.5	2.9	555.4	909.2
U.S. government agencies	938.7	0.5	(2.9)	936.3	—	342.7	593.6
Non-U.S. government securities	18.5	—	—	18.5	—	16.0	2.5
Municipal securities	815.4	—	(3.5)	811.9	4.6	327.0	480.3
Subtotal	3,384.0	1.2	(11.4)	3,373.8	38.6	1,349.6	1,985.6
Total assets measured at fair value	$4,850.0	$1.3	$(13.4)	$4,837.9	$1,036.6	$1,518.0	$2,283.3

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of March 31, 2017 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$773.6	$773.2
Mature in one to five years	1,689.4	1,682.0
Total	$2,463.0	$2,455.2
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses, recognized on the sale of investments, were not material for any of the periods presented. There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2017, and there were no changes in the valuation techniques used by the Company.
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
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the USD, primarily the European Euro (“EUR”), the British Pound (“GBP”), the Japanese Yen (“JPY”), and the Korean Won (“KRW”). The Company also enters into currency forward contracts as cash flow hedges to hedge certain forecasted expense transactions denominated in EUR and the Swiss Franc (“CHF”).
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive gain (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The gains/(losses) reclassified to revenue related to the hedged transactions were $2.0 million and $0.9 million for the three months ended March 31, 2017, and 2016, respectively. The amounts reclassified to expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the periods presented.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and CHF. The net gains (losses) recognized in interest and other income, net in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2017, and 2016, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Notional amounts:
Forward contracts	$127.8	$109.7	$107.2	$143.7
Gross fair value recorded in:
Prepaid and other current assets	$2.5	$6.2	$1.9	$5.6
Other accrued liabilities	$1.1	$1.0	$0.6	$0.6

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Inventory
The following table provides further details of inventory (in millions):

	As of
	March 31, 2017	December 31, 2016
Raw materials	$63.1	$54.8
Work-in-process	12.9	13.4
Finished goods	137.5	114.1
Total inventory	$213.5	$182.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing activities (in millions):

	Three Months Ended March 31,
	2017	2016
Equipment transfers, including operating lease assets, from inventory to property, plant and equipment	$10.6	$13.2
NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	March 31, 2017	December 31, 2016
Gross lease receivable	$105.8	$104.3
Unearned income	(4.6)	(4.8)
Allowance for credit loss	(0.6)	(0.6)
Net investment in sales-type leases	100.6	98.9
Reported as:
Prepaids and other current assets	32.1	29.8
Intangible and other assets, net	68.5	69.1
Total, net	$100.6	$98.9
Contractual maturities of gross lease receivables at March 31, 2017, are as follows (in millions):

Amount
2017	$25.9
2018	33.6
2019	24.3
2020	14.3
2021	6.4
2022 and thereafter	1.3
Total	$105.8
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
A liability and related charge to earnings are recorded in the Company's Financial Statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is reevaluated each accounting period and is based on all available information, including impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. Nevertheless, it is possible that additional future legal costs (including settlements, judgments, legal fees, and other related defense costs) could have a material adverse effect on the Company's business, financial position, or future results of operations.
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
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company's filings with the SEC. On November 18, 2013, the court appointed the Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, which was granted in part and denied in part on August 21, 2014. The plaintiffs elected not to further amend their complaint at that time. On October 22, 2014, the court granted the Company’s motion for leave to file a motion for reconsideration of the court’s August 21, 2014, order. The Company filed its motion for reconsideration on November 5, 2014. Following opposition and reply briefing, the court denied the motion on December 15, 2014, allowing the case to move forward on the claims that remained. The plaintiffs moved for class certification on September 1, 2015, and following opposition and reply briefing, the court held a hearing on the motion on January 21, 2016. While that motion remained pending, on October 11, 2016, the Company sent plaintiffs’ lead counsel Labaton Sucharow LLP a letter enclosing a draft motion for sanctions pursuant to Federal Rule of Civil Procedure 11, primarily based on statements to the court that lacked a proper factual basis. In response, on November 1, 2016, plaintiffs’ local counsel withdrew from the case entirely and withdrew their signatures from the disputed pleadings. On November 2, 2016, Labaton Sucharow filed a motion for leave to file an amended complaint that did not include the disputed statements. On November 16, 2016, the Company filed an opposition to plaintiffs’ motion, along with an independent motion to strike the amended complaint and the pleadings from which plaintiffs’ local counsel withdrew their signatures. Following additional briefing, the motion for leave to amend and motion to strike were fully submitted to the Court on November 23, 2016, and December 7, 2016, respectively. On December 22, 2016, the court entered an order granting plaintiffs’ motion for class certification. On January 5, 2017, the Company filed a Petition for Permission to Appeal from the order granting class certification in the Ninth Circuit Court of Appeals. The Court of Appeals has not yet ruled on the Company’s petition. On January 12, 2017, plaintiffs sought leave to file a motion for partial reconsideration of the court’s class-certification order, which the court granted on March 17, 2017. Plaintiffs filed the motion for reconsideration itself on April 3, 2017; the Company has not yet filed its opposition. On January 25, 2017, the court entered an order granting plaintiffs’ motion for leave to amend the complaint and denying the Company’s motion to strike. On February 9, 2017, the Company moved to dismiss the amended complaint. Following opposition and reply briefing, the matter was fully submitted to the court on March 2, 2017, and a hearing is scheduled for June 29, 2017. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief.  On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014. The district court remanded the case back to San Mateo County Superior Court on June 30, 2014. On August 28, 2014, the Company filed a motion seeking to stay the case in favor of the federal action and asking that the plaintiff be required to post a bond on the grounds that the action was duplicative and was not in the Company’s best interests. On November 13, 2014, the superior court entered an order denying in part the Company’s motion to stay and denying the Company's request for plaintiff's bond. On November 18, 2014, the Company petitioned the First Appellate District of the California, Court of Appeal for a writ of mandate directing the superior court to stay the case in its entirety. At the same time, the Company requested an immediate stay of proceedings pending resolution of the petition. On November 19, 2014, the court of appeal granted the Company’s request for an immediate stay of the proceedings and set a briefing schedule for the petition. The plaintiff filed its opposition to the petition on December 8, 2014, and the Company filed its reply on December 22, 2014. The petition was denied on January 8, 2015. On January 20, 2015, the Company filed a demurer (moved to dismiss the complaint). The plaintiff filed its opposition to the demurrer on February 10, 2015, and the Company filed its reply on February 20, 2015. A hearing was held on February 27, 2015, and the court overruled the demurrer on March 27, 2015. The court's order was entered on April 2, 2015. On June 19, 2015, the Company moved for summary judgment, and a hearing on the Company's motion was set for September 4, 2015. On July 6, 2015, the court amended the case schedule, and the Company withdrew its motion for summary judgment. The court later further amended the case schedule, and trial was eventually reset for September 16, 2016. On May 23, 2016, the court granted an unopposed motion to intervene filed by the plaintiffs in In re Intuitive Surgical, Inc. Shareholder Derivative Litigation and City of Birmingham Relief and Retirement System v. Guthart et al. (see above and below for additional description). The Company filed a new motion for summary judgment on June 1, 2016, and the plaintiff filed a motion for summary adjudication regarding certain affirmative defenses on June 2, 2016. Following opposition and reply briefing, the court heard argument on the motions for summary judgment and summary adjudication on August 24, 2016. While the motions were pending, on September 15, 2016, the parties executed the confidential Memorandum of Understanding described above, which contains the essential terms of a settlement to which the parties have agreed in principle. That settlement, which is still being finalized, will provide for a dismissal with prejudice and release of all claims brought in the Public School Teachers’ Pension and Retirement Fund of Chicago action, as well as the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action and the City of Plantation Police Officers’ Employees’ Retirement System action (see above and below, respectively, for additional description). The settlement will be subject to court approval. The parties notified the court of the Memorandum of Understanding on September 15, 2016, and on September 16, 2016, the court entered an order vacating the trial date, ruling that the motions for summary judgment and summary adjudication (along with other pre-trial motions) are moot, and an approval hearing regarding the settlement occurred on January 17, 2017. The parties are still finalizing the settlement and will seek court approval when it is completed. A further status conference is set for June 2, 2017. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
Product Liability Litigation
The Company is currently named as a defendant in approximately 51 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases death as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs' attorneys, many of which are subject to certain tolling agreements further discussed below. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court. In total, plaintiffs in that case seek damages on behalf of 55 patients who had da Vinci Surgeries in 22 different states.
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
After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims was appropriate. During the three months ended March 31, 2017, and 2016, the Company recorded pre-tax charges of $13.5 million and $1.9 million, respectively, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements.
The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for claimants who have participated in the mediation process. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants whose claims were not resolved through the mediation program, as well as those claimants who have not participated in mediations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of March 31, 2017, and December 31, 2016, a total of $33.2 million and $20.5 million, respectively, were included in other accrued liabilities in the accompanying Consolidated Balance Sheets related to the tolled product liability claims.
In February 2011, the Company was named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in a decedent’s surgery on such decedent's behalf (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company's purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Judgment was entered in the Company's favor on June 7, 2013. Subsequent to the verdict, the plaintiff filed a notice of appeal. That appeal was denied on July 7, 2015. On July 27, 2015, plaintiff filed a motion for reconsideration with the Court of Appeal; the Court of Appeal denied the motion for reconsideration on August 10, 2015. On September 9, 2015, plaintiff filed a Petition for Review with the Washington State Supreme Court. On February 10, 2016, the Washington Supreme Court issued an order granting the plaintiff’s Petition for Review. Oral argument on the appeal before the Washington Supreme Court was heard on June 7, 2016. On February 9, 2017, the Washington Supreme Court vacated the defense verdict and remanded the case for retrial. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
On March 15, 2016, Illinois Union and Navigators filed motions for summary judgment. On May 26, 2016, the Company and Navigators filed a notice with the court that they had reached a confidential settlement of the litigation between the two parties. On May 27, 2016, the Court denied Illinois Union’s motion for summary judgment. Illinois Union sought leave to move for reconsideration of the Court’s order denying Illinois Union’s motion for summary judgment, which the court denied. On July 27, 2016, Illinois Union filed a motion to stay the case and for permission to file an interlocutory appeal with respect to the denial of summary judgment with the U.S. Court of Appeals for the Ninth Circuit. The Court denied the motion to stay on October 11,

2016. On September 15, 2016, the Court dismissed both the Company’s breach of contract claim against Navigators and Navigators’ rescission case against the Company with prejudice. Based on currently available information, the Company does not believe the Illinois Union matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
NOTE 7.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company's Board of Directors (the “Board”) has authorized an aggregate of $6.2 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since establishment in March 2009, of which the most recent authorization occurred in December 2016 when the Board increased the authorized amount available under Repurchase Program to $3.0 billion. As of March 31, 2017, the remaining amount of share repurchases authorized by the Board was approximately $991.6 million.
 On January 24, 2017, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $2.0 billion of the Company’s common stock. On January 27, 2017, the Company made a payment of $2.0 billion to Goldman and Goldman delivered to the Company an initial delivery of approximately 2.4 million shares of the Company’s common stock with an aggregate market value of approximately $1.6 billion on the date of the transaction, which was accounted as a reduction to common stock and additional paid-in capital by an aggregate of $152.0 million and $1,448.0 million to retained earnings. The remaining $400.0 million was recorded as a forward contract as a reduction to additional paid-in capital. The Company reflects the ASR Program as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.
The total number of shares that the Company will repurchase under the ASR Program will be based generally on the daily volume-weighted average price per share of the Company's common stock during the repurchase period, less a discount. Depending on the circumstances at settlement, Goldman may be required to deliver additional shares of common stock to the Company or the Company may be required either to deliver shares of common stock or make a cash payment to Goldman. Final settlement of the ASR Program is scheduled to be completed by the fourth quarter of 2017, although the completion date may be accelerated at Goldman’s option during an acceleration period as early as the second quarter of 2017.
The Company repurchased approximately 16,000 shares of the Company's common stock in the open market during the three months ended March 31, 2016. The following table provides the share repurchase activities during the three months ended March 31, 2017, and 2016 (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Shares repurchased	2.4	—
Average price per share	(a)	$516.54
Value of shares repurchased	(a)	$8.1
(a) The number of shares repurchased represents shares delivered in the first quarter of 2017 and does not represent the final number of shares to be delivered under the ASR Program. Therefore, the average price paid per share will be determined at the end of the applicable purchase period.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017, and 2016, are as follows (in millions):

	Three Months Ended March 31, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.0	$(8.6)	$(1.3)	$(4.0)	$(8.9)
Other comprehensive income before reclassifications	(2.1)	2.9	1.8	0.1	2.7
Amounts reclassified from accumulated other comprehensive income	(1.8)	(0.1)	—	0.1	(1.8)
Net current-period other comprehensive income (loss)	(3.9)	2.8	1.8	0.2	0.9
Ending balance	$1.1	$(5.8)	$0.5	$(3.8)	$(8.0)

	Three Months Ended March 31, 2016
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.5	$(4.2)	$(3.3)	$(3.5)	$(9.5)
Other comprehensive income before reclassifications	(2.5)	10.4	3.5	—	11.4
Amounts reclassified from accumulated other comprehensive income	(0.7)	—	—	0.1	(0.6)
Net current-period other comprehensive income (loss)	(3.2)	10.4	3.5	0.1	10.8
Ending balance	$(1.7)	$6.2	$0.2	$(3.4)	$1.3

NOTE 8.    SHARE-BASED COMPENSATION
As of March 31, 2017, approximately 1.2 million shares of common stock were reserved for future issuance under the Company’s stock plans. A maximum of approximately 0.5 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the three months ended March 31, 2017, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2016	3.1	$445.09
Options granted	0.1	$713.68
Options exercised	(0.4)	$413.85
Options forfeited/expired	—	$563.79
Balance at March 31, 2017	2.8	$458.53
During the three months ended March 31, 2017, approximately 5,000 options were forfeited/expired. As of March 31, 2017, options to purchase an aggregate of 2.1 million shares of common stock were exercisable at a weighted-average price of $422.94 per share.

Restricted Stock Units Information
A summary of RSU activity for the three months ended March 31, 2017, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	0.6	$524.17
Granted	0.3	$715.63
Vested	(0.2)	$505.79
Forfeited	—	$580.70
Unvested balance at March 31, 2017	0.7	$605.23
During the three months ended March 31, 2017, approximately 5,000 RSUs were forfeited.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 45,000 shares for $20.9 million and 41,000 shares for $18.1 million during the three months ended March 31, 2017, and 2016, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three months ended March 31, 2017, and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Cost of sales - products	$6.8	$5.7
Cost of sales - services	3.2	3.0
Total cost of sales	10.0	8.7
Selling, general and administrative	25.7	24.2
Research and development	11.9	9.9
Share-based compensation expense before income taxes	47.6	42.8
Income tax benefit	15.5	13.2
Share-based compensation expense after income taxes	$32.1	$29.6
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

	Three Months Ended March 31,
	2017	2016
Stock Option Plans
Risk free interest rate	2.0%	1.2%
Expected term (in years)	4.3	4.4
Expected volatility	25%	29%
Weighted average fair value at grant date	$169.55	$138.69
Employee Stock Purchase Plan
Risk free interest rate	0.9%	0.6%
Expected term (in years)	1.3	1.2
Expected volatility	26%	33%
Weighted average fair value at grant date	$184.77	$156.87
NOTE 9.    INCOME TAXES
Income tax expense for the three months ended March 31, 2017, was $20.4 million, or 10.2% of income before taxes, compared with $48.1 million, or 26.1% of income before taxes for the three months ended March 31, 2016. The Company’s income tax expense for the three months ended March 31, 2017, compared with the same period of 2016, was lower primarily due to the impact of the adoption of ASU No. 2016-09. Also, the Company’s effective tax rates for both periods differ from the U.S. federal statutory rate of 35% due to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The Company adopted ASU No. 2016-09 in the first quarter of 2017, which resulted in excess tax benefits associated with employee equity plans of $32.6 million being recognized in the income tax provision during the three months ended March 31, 2017. Excess tax benefits associated with employee equity plans was previously recorded in additional paid-in capital and the adoption of this ASU resulted in reducing the Company's effective tax rate by 16.3 percentage points for the three months ended March 31, 2017. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.
As of March 31, 2017, the Company had total gross unrecognized tax benefits of $113.0 million compared with $106.0 million as of December 31, 2016, representing a net increase of approximately $7.0 million for the three months ended March 31, 2017. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
The Company files federal, state and foreign income tax returns in many U.S. and outside of the U.S. (“OUS”) jurisdictions. Years before 2013 are closed for the significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. While it is reasonably possible that a benefit could be recorded, due to the uncertainty related to the timing and potential outcome of audits, the Company cannot estimate the range of reasonably possible changes in unrecognized tax benefits that may occur in the next 12 months.
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
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three months ended March 31, 2017, and 2016 (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$179.8	$136.4
Denominator:
Weighted-average shares outstanding used in basic calculation	37.3	37.7
Add: dilutive effect of potential common shares	1.2	0.8
Weighted-average shares used in computing diluted net income per share	38.5	38.5
Net income per share:
Basic	$4.82	$3.62
Diluted	$4.67	$3.54
Share-based compensation awards of approximately 0.2 million and 1.0 million weighted-average shares for the three months ended March 31, 2017, and 2016, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of March 31, 2017, and results of operations for the three months ended March 31, 2017, and 2016, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including the following: the impact of global and regional economic and credit market conditions on health care spending; health care reform legislation in the United States and its impact on hospital spending, reimbursement, insurance deductibles, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships; procedure counts; regulatory approvals, clearances and restrictions, or any dispute that may occur with any regulatory body; guidelines and recommendations in the health care and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions; our ability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; potential adverse publicity regarding our Company, the safety of our products and the adequacy of training; our ability to expand in foreign markets; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
da Vinci Surgical Systems enable surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery by using computational, robotic and imaging technologies to overcome many of the limitations of conventional MIS. Surgeons using a da Vinci Surgical System operate while seated comfortably at a console viewing a 3-D representation of an HD image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the open surgery technique. Our technology is designed to provide surgeons with a range of motion of MIS instruments in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy and safe to use.

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
In 2016, approximately 753,000 surgical procedures were performed with the da Vinci Surgical Systems, compared with approximately 652,000 and 570,000 procedures performed in 2015 and 2014, respectively. The growth in our overall procedure volume in 2016 was driven by growth in U.S. general surgery procedures and worldwide urologic procedures.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 563,000 in 2016, compared with approximately 499,000 in 2015, and approximately 449,000 in 2014. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 246,000 in 2016, compared with 238,000 in 2015 and 235,000 in 2014. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 186,000 in 2016 compared with approximately 140,000 in 2015 and 107,000 in 2014. U.S. urology procedure volume was approximately 109,000 in 2016, compared with approximately 102,000 in 2015 and 91,000 in 2014.

Procedures Outside of the U.S.
Overall procedures outside of the U.S. (“OUS”) grew to approximately 190,000 in 2016, compared with approximately 153,000 in 2015 and approximately 121,000 in 2014. Procedure growth in most OUS markets was driven largely by urology procedure volume. dVP procedure volume grew to approximately 92,000 in 2016, compared with approximately 79,000 in 2015, and approximately 65,000 in 2014. Partial nephrectomy, general surgery, and gynecologic oncology procedures also contributed to OUS procedure growth.
During the three months ended March 31, 2017, procedure volume increased nearly 18% compared with the three months ended March 31, 2016. See “Recent Business Events and Trends” for further discussion on U.S. and OUS procedure performance for the three months ended March 31, 2017.
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
Recurring Revenue
Recurring revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Recurring revenue increased to $1.9 billion or 71% of total revenue in 2016, compared with $1.7 billion, or 70% of total revenue in 2015, and $1.5 billion, or 70% of total revenue in 2014. Recurring revenue for the three months ended March 31, 2017 was $521.0 million, or 77% of total revenue, compared with $446.6 million, or 75% of total revenue for the three months ended March 31, 2016. The growth of recurring revenue and its increasing proportion of total revenue largely reflect continued procedure adoption and increasing per system utilization on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 4,023 at March 31, 2017.
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
In the three months ended March 31, 2017, and 2016, we shipped 25 and 31 systems under lease arrangements, respectively, of which 21 and 19 were classified as operating leases, respectively. Generally, the operating lease arrangements provide our customers with the right to purchase the leased system sometime during or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) for the three months ended March 31, 2017, and 2016, was $10.0 million and $5.5 million, respectively. We expect that revenue recognized from customer exercises of the buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options. Operating lease revenue for the three months ended March 31, 2017, and 2016, was $5.0 million and $3.5 million, respectively. As of March 31, 2017, 95 da Vinci systems were installed at customers under operating lease arrangements. We believe our leasing program has been effective and well-received, and we are willing to expand it based on customer demand.
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
We also received FDA clearance on an initial set of instruments for the Xi Surgical system in early 2014.  Later in 2014, we received FDA clearances for Xi versions of our EndoWrist Vessel Sealer, Firefly, and EndoWrist Stapler 45. In September 2014, we received FDA clearance to market the wristed version of our Si Single-Site needle driver product for use during benign hysterectomy, cholecystectomy, and salpingo oophorectomy procedures. In the second quarter of 2015, we received FDA clearance for an additional set of da Vinci Xi instruments. In April 2015, we received CE Mark status to sell the EndoWrist Stapler for the Si and Xi Surgical Systems in European markets. In June 2015, we received CE mark clearance in Europe and in January 2016 we received U.S. FDA clearance for our Integrated Table Motion product. In March 2016, we received FDA 510(k) clearances in the U.S. for Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System (see the description of the EndoWrist Stapler 30 in the New Product Introductions section below). In March 2016, we also received CE mark clearances in Europe for Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System.
In April 2014, we received FDA clearance to market our da Vinci Single Port Surgical System in the U.S. for single-port urologic surgeries. At the time, we decided not to market that version of the da Vinci Single Port Surgical System. We instead elected to pursue the necessary modifications to integrate it into the da Vinci Xi product family as a dedicated single port patient console compatible with the existing da Vinci Xi surgeon console, vision cart, and other equipment. We have since completed these modifications and have begun clinical evaluations of the product. We plan to seek FDA clearance(s) for this da Vinci Xi version of the da Vinci Single Port Surgical System for procedure(s) in which a single small entry point to the body and parallel delivery of instruments is important. Such surgeries could include those performed through a natural orifice like the mouth for head and neck procedures or those performed through a single skin incision. It is unlikely that the da Vinci Single Port Surgical System will contribute any revenue in 2017.
We obtained approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci Xi Surgical System in March 2015. National reimbursement status was received for dVP procedures in Japan effective April 2012 and for da Vinci partial nephrectomy procedures in April 2016. With our support, Japanese university hospitals and surgical societies are seeking reimbursement for additional procedures through the MHLW’s Senshin Iryo (Advanced Medical Care) processes as well as alternative reimbursement processes. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data/economical data and are considered in April of even numbered years. There can be no assurance that we will gain additional reimbursements for the procedures or at the times we have targeted. If we are not successful in obtaining additional regulatory clearances, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.

Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field that could pose a risk to health. The definition of “recalls and corrections” is expansive and includes repair, replacement, inspections, re-labeling, and issuance of new or additional instructions for use or reinforcement of existing instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting, and monitoring worldwide. There are other actions which a medical device manufacturer may take in the field without reporting, including but not limited to routine servicing and stock rotations.
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
Recent Business Events and Trends
Procedures
Overall. During the three months ended March 31, 2017, total da Vinci procedures grew nearly 18%, compared with growth of approximately 17% for the three months ended March 31, 2016. U.S. procedure growth during the three months ended March 31, 2017, was approximately 14%, compared with approximately 15% for the three months ended March 31, 2016. First quarter 2017 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures, and thoracic procedures, as well as continued moderate growth in more mature gynecologic and urologic procedure categories.
Procedure volume OUS for the three months ended March 31, 2017, grew approximately 28%, compared with approximately 22% in the three months ended March 31, 2016, driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery and gynecology. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures. OUS procedure growth, particularly in Europe, also benefited from Easter occurring in the second quarter of 2017, while occurring in the first quarter of 2016.
The 2016 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. Growth was strong in Asia and varied by country in Europe. We experienced strong procedure growth in China as systems sold under a previous public hospital quota system have been installed and as utilization of those systems have increased. However, procedure adoption in China, future system placements, and our ability to sustain procedure growth are dependent on obtaining additional importation authorizations or public hospital quotas, as well as on hospitals completing a central purchasing tender process under such authorizations. The most recent authorization expired at the end of 2015. The timing and magnitude of future authorizations that may enable future system placements, is not certain. We have experienced strong procedure growth in Japan since receiving the national reimbursements, outlined above, for dVP and partial nephrectomy. However, as adoption for these procedures has progressed, procedure growth in Japan is slowing. Future procedure growth in Japan will likely to be paced by the timing of procedure reimbursement approvals for procedures in addition to dVP and partial nephrectomy.
U.S. Gynecology. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 246,000 in 2016, compared with 238,000 in 2015 and 235,000 in 2014. Growth in gynecology procedures during the first quarter of 2017 continued at a rate consistent with 2016. We believe that overall U.S. gynecologic surgery volume for benign conditions (robotic and other modalities) has been pressured in recent years by factors including, but not limited to, a trend by payers toward encouraging conservative disease management, trends towards higher patient deductibles and co-pays, and FDA actions regarding the use of power morcellation in uterine surgeries. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions, and thus the rate of migration from open surgeries to MIS has slowed. We believe that our recent growth in gynecologic procedures is primarily being driven by consolidation of surgical volumes into surgeons that focus on cancer and complex surgeries.
U.S. General Surgery. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 186,000 in 2016, compared with approximately 140,000 in 2015, and 107,000 in 2014. Growth in general surgery procedures during the first quarter of 2017 continued at a rate consistent with 2016. The first quarter 2017 growth in U.S. general surgery procedures was primarily driven by ventral and inguinal hernia procedures, as it did in 2015 and 2016. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in complexity among hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
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
Global Urology. Along with U.S. general surgery, global urology procedures contributed to the majority of our recent procedure growth. U.S. dVP is the largest urology procedure in the U.S. with 70,000 dVPs performed in 2016, compared with 66,000 in 2015, and 60,000 in 2014. First quarter 2017 growth in U.S. dVP procedures continued at a rate consistent with 2016. We believe the return to growth in U.S. dVP in 2014 and 2015 reflected surgical procedures being performed for men who previously may have deferred screening or definitive treatment based on the U.S. Preventive Services Task Force recommendation against PSA screening and changes in treatment patterns for low risk prostate cancer. dVP growth slowed in 2016, reflecting surgical volumes coming into closer alignment with new diagnoses of prostate cancer. As the U.S. standard of care for the surgical treatment of prostate cancer, we expect that the number of dVP procedures performed in the U.S. will largely fluctuate with the overall prostatectomy market. dVP is the largest overall OUS procedure with approximately 92,000 performed in 2016, compared with 79,000 in 2015, and 65,000 in 2014. First quarter growth in OUS dVP was strong and OUS dVP is at various stages of adoption in different areas of the world.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the presence of a da Vinci system in a hospital or market increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically surgical society guideline-recommended therapy.
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

First Quarter 2017 Financial Highlights

•
Total revenue increased by 13% to $674.2 million during the three months ended March 31, 2017, compared with $594.5 million during the three months ended March 31, 2016. First quarter 2017 revenue was reduced by a revenue deferral of $23.4 million related to the customer trade-out program that we are planning to offer as described below.

•
Approximately 207,000 da Vinci procedures were performed during the three months ended March 31, 2017, an increase of nearly 18% compared with approximately 176,000 for the three months ended March 31, 2016.

•	Instrument and accessory revenue increased by 18% to $380.8 million during the three months ended March 31, 2017, compared with $322.1 million during the three months ended March 31, 2016.

•
Recurring revenue increased by 17% to $521.0 million during the three months ended March 31, 2017, representing 77% of total revenue, compared with $446.6 million during the three months ended March 31, 2016, representing 75% of total revenue.

•
Systems revenue increased by 4% to $153.2 million during the three months ended March 31, 2017, compared with $147.9 million during the three months ended March 31, 2016. First quarter 2017 systems revenue was reduced by a revenue deferral related to the customer trade-out program described below.

•
A total of 133 da Vinci Surgical Systems were shipped during the three months ended March 31, 2017, compared with 110 during the three months ended March 31, 2016. As of March 31, 2017, we had a da Vinci Surgical System installed base of approximately 4,023 systems, an increase of approximately 10% compared with the installed base as of March 31, 2016.

•
Gross profit as a percentage of revenue increased to 69.1% for the three months ended March 31, 2017, compared with 68.1% for the three months ended March 31, 2016. Gross margin for the first quarter of 2017 was reduced by $7.8 million, or 1.2% as a percentage of revenue, related to a litigation settlement charge.

•
Operating income increased by 7% to $191.5 million during the three months ended March 31, 2017, compared with $179.0 million during the three months ended March 31, 2016. First quarter 2017 results excluded $23.4 million of revenue and $8.1 million of cost of sales in relation to the trade-out program described below. Operating income for the first quarter of 2017 includes $21.3 million of litigation related charges. Operating income included $47.6 million and $42.8 million of share-based compensation expense related to employee stock plans during the three months ended March 31, 2017, and 2016, respectively.

•
As of March 31, 2017, we had $3.1 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments decreased by $1.7 billion, compared with December 31, 2016, primarily as a result of a $2.0 billion accelerated share buyback executed during the first quarter of 2017, partially offset by cash generated by operating activities and employee stock option exercises.

Trade-Out Program: We have deferred a total of $23.4 million of first quarter 2017 revenue relating to a customer trade-out program that we will offer certain customers who purchased a surgical system in the first quarter of fiscal 2017. Under this trade-out program, those customers will be able to return systems purchased in the first quarter of 2017 and receive a credit towards the purchase of a surgical system expected to be launched in the future. Subject to meeting all other criteria of our revenue recognition policy, the revenue deferred will be recognized at the date the new products are shipped and accepted by the customers participating in the trade-out program or at the expiration of unexercised rights. We have deferred a total of $23.4 million and $8.1 million of first quarter 2017 revenue and costs, respectively, based on our estimate of the amount of products that is expected to be returned in future periods.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2017	% of total revenue	2016	% of total revenue
Revenue:
Product	$534.0	79%	$470.0	79%
Service	140.2	21%	124.5	21%
Total revenue	674.2	100%	594.5	100%
Cost of revenue:
Product	163.8	24%	151.6	26%
Service	44.3	7%	37.9	6%
Total cost of revenue	208.1	31%	189.5	32%
Product gross profit	370.2	55%	318.4	53%
Service gross profit	95.9	14%	86.6	15%
Gross profit	466.1	69%	405.0	68%
Operating expenses:
Selling, general and administrative	201.1	30%	172.8	29%
Research and development	73.5	11%	53.2	9%
Total operating expenses	274.6	41%	226.0	38%
Income from operations	191.5	28%	179.0	30%
Interest and other income, net	8.7	2%	5.5	1%
Income before taxes	200.2	30%	184.5	31%
Income tax expense	20.4	3%	48.1	9%
Net income	$179.8	27%	$136.4	22%
Total Revenue
Total revenue was $674.2 million for the three months ended March 31, 2017, compared with $594.5 million for the three months ended March 31, 2016, driven by 17% higher recurring revenue due to nearly 18% higher procedure volume, and 4% higher systems revenue. First quarter 2017 revenue was reduced by a revenue deferral of $23.4 million related to the customer trade-out program described above.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 16% and 19% for the three months ended March 31, 2017, and 2016, respectively. We sell our products and services in Euros and British Pounds in those European markets where we have direct distribution channels, and in Japanese Yen and Korean Won in Japan and South Korea, respectively.
Revenue generated in the U.S. accounted for 73% and 72% of total revenue for the three months ended March 31, 2017, and 2016, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS market and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three months ended March 31, 2017, and 2016 (in millions, except percentages and unit shipments):

	Three Months Ended March 31,
	2017	2016
Revenue
Instrument and accessory	$380.8	$322.1
Systems	153.2	147.9
Total product revenue	534.0	470.0
Service	140.2	124.5
Total revenue	$674.2	$594.5
Recurring revenue	$521.0	$446.6
% of total revenue	77%	75%
United States	$491.3	$430.7
OUS	182.9	163.8
Total revenue	$674.2	$594.5
% of Revenue - U.S.	73%	72%
% of Revenue - OUS	27%	28%

Unit Shipments by Region:
U.S. unit shipments	77	74
OUS unit shipments	56	36
Total unit shipments*	133	110

Unit Shipments by Model:
da Vinci Si-e - Single console (3 arm)	1	1
da Vinci Si - Single console (4 arm)	32	24
da Vinci Si - Dual console	4	—
da Vinci Xi - Single console	71	66
da Vinci Xi - Dual console	25	19
Total unit shipments*	133	110

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins of da Vinci standard Surgical Systems	—	1
Unit shipments involving trade-ins of da Vinci S Surgical Systems	16	22
Unit shipments involving trade-ins of da Vinci Si Surgical Systems	12	17
Total unit shipments involving trade-ins	28	40
Unit shipments not involving trade-ins	105	70
Total unit shipments*	133	110

*Systems shipped under operating leases (included in total unit shipments)	21	19

Product Revenue
Product revenue increased by 14% to $534.0 million for the three months ended March 31, 2017, compared with $470.0 million for the three months ended March 31, 2016. First quarter 2017 product revenue results include a reduction of $23.4 million related to the customer trade-out program described above.
Instrument and accessory revenue increased by 18% to $380.8 million for the three months ended March 31, 2017, compared with $322.1 million for the three months ended March 31, 2016. The increase in instrument and accessory revenue was driven by procedure growth of nearly 18% and higher sales of our advanced instruments, partially offset by customer buying patterns. First quarter 2017 U.S. procedure growth of approximately 14% was driven by growth in general surgery procedures, most notably hernia repair and colorectal procedures, and thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories. OUS procedure growth was approximately 28% for the first quarter of 2017, compared with 22% for the first quarter of 2016, driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery and gynecology. Geographically, higher first quarter OUS procedure growth was driven by strong procedure expansion in our direct European markets and China. OUS procedure growth, particularly in Europe, also benefited from Easter occurring in the second quarter of 2017, while occurring in the first quarter of 2016.
Systems revenue increased by 4% to $153.2 million for the three months ended March 31, 2017, compared with $147.9 million for the three months ended March 31, 2016. Higher first quarter 2017 systems revenue was driven by higher system shipments and higher Lease Buyouts revenue, partially offset by a revenue deferral related to the customer trade-out program described above. Revenue from Lease Buyouts was $10.0 million for three months ended March 31, 2017, compared with $5.5 million for the three months ended March 31, 2016. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
During the first quarter of 2017, a total of 133 systems were shipped compared with 110 during the first quarter of 2016. By geography, 77 systems were shipped into the U.S., 23 into Asia, 21 into Europe, and 12 into other markets during the first quarter of 2017, compared with 74 systems shipped into the U.S., 18 into Asia, 13 into Europe, and 5 into other markets during the first quarter of 2016. During the first quarter of 2017, 21 of the 133 systems were shipped under operating lease arrangements compared with 19 of 110 systems shipped during the first quarter of 2016. Operating lease revenue was $5.0 million for the three months ended March 31, 2017, compared with $3.5 million for the three months ended March 31, 2016. The increase in systems shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of systems shipped under operating leases and revenue deferral related to the customer trade-out program, was approximately $1.46 million for the three months ended March 31, 2017, compared with $1.50 million for the three months ended March 31, 2016. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 13% to $140.2 million for the three months ended March 31, 2017, compared with $124.5 million for the three months ended March 31, 2016. Higher service revenue for the three months ended March 31, 2017, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended March 31, 2017, increased 16% to $370.2 million, representing 69.3% of product revenue, compared with $318.4 million, representing 67.7% of product revenue, for the three months ended March 31, 2016. The higher product gross profit for the three months ended March 31, 2017, was primarily driven by higher product revenue and higher gross profit margin.
The higher product gross profit margin for the three months ended March 31, 2017, as compared with the same period in 2016, was driven by product cost reductions and manufacturing efficiencies on our da Vinci Xi System and platform products, partially offset by a $7.8 million litigation settlement charge related to a license and supply agreement recognized in the first quarter of 2017.
Product gross profit for the three months ended March 31, 2017, and 2016, reflected share-based compensation expense of $6.8 million, and $5.7 million, respectively. Product gross profit for the three months ended March 31, 2017, and 2016, included amortization expense of intangible assets of $1.7 million and $2.2 million, respectively.
Service gross profit for the three months ended March 31, 2017, was $95.9 million, or 68.4% of service revenue, compared with $86.6 million, or 69.6% of service revenue for the three months ended March 31, 2016. The higher first quarter 2017 service gross profit was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, partially offset by lower service gross profit margin. The lower service gross profit margin for the three months ended March 31, 2017, as compared with the same period in 2016, was primarily driven by higher costs to repair and replace da Vinci Xi endoscope products.

Service gross profit for the three months ended March 31, 2017, and 2016, reflected share-based compensation expense of $3.2 million and $3.0 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended March 31, 2017, increased by 16% to $201.1 million, compared with $172.8 million for the three months ended March 31, 2016. The increase was primarily due to higher OUS expenses associated with our expanded Asian and European teams, infrastructure to support our growth, higher headcount, and higher litigation related charges. Selling, general and administrative expenses included pre-tax litigation charges of $13.5 million for the three months ended March 31, 2017, primarily related to tolled product liability cases further described in “Note 6. Contingencies” included in Part I, Item 1, compared with litigation related charges of $2.2 million for the three months ended March 31, 2016. Selling, general and administrative expenses for the three months ended March 31, 2017, and 2016 reflected share-based compensation expense of $25.7 million and $24.2 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products.
Research and development expenses for the three months ended March 31, 2017, increased by 38% to $73.5 million, compared with $53.2 million for the three months ended March 31, 2016. The increase was primarily due to higher personnel and other project costs to support a broader set of product development initiatives, including our da Vinci Single Port Surgical System, robotic-assisted catheter-based medical devices, advanced imaging and analytics, advanced instrumentation, additional da Vinci Xi platform products, and future generations of robotics.
Share-based compensation expense charged to research and development expense was $11.9 million and $9.9 million for the three months ended March 31, 2017, and 2016, respectively. Amortization expense related to intangible assets was $2.0 million and $2.9 million for the three ended March 31, 2017, and 2016, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiative and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2017, and 2016, was $8.7 million and $5.5 million, respectively. The increase was primarily driven by higher interest earned during the three months ended March 31, 2017, associated with higher yield on the our cash and investments.
Income Tax Expense
Income tax expense for the three months ended March 31, 2017, was $20.4 million, or 10.2% of income before taxes, compared with $48.1 million, or 26.1% of income before taxes for the three months ended March 31, 2016. Income tax expense for the three months ended March 31, 2017, compared with the same period of 2016, was lower primarily due to the impact of the adoption of ASU No. 2016-09. Effective tax rates for both periods also differ from the U.S. federal statutory rate of 35% due to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. We intend to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
We adopted ASU No. 2016-09 in the first quarter of 2017, which changes how the tax effects of share-based awards are recognized. ASU No. 2016-09 requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. Our provision for income taxes included excess tax benefits of $32.6 million that reduced our effective tax rate by 16.3 percentage points for the three months ended March 31, 2017. The recognized excess tax benefits resulted from share-based compensation awards that vested or settled in the first three months of 2017. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP. We expect that the adoption of this ASU will result in increased income tax expense volatility.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short and long-term investments decreased from $4.8 billion at December 31, 2016, to $3.1 billion at March 31, 2017, primarily as a result a $2.0 billion accelerated share buyback program executed during the first quarter of 2017, partly offset by cash provided by our operations. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of March 31, 2017, $1,367.2 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. Our intent is to reinvest these funds outside of the U.S. indefinitely, and we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs for the foreseeable future.
Condensed Consolidated Cash Flow Data (unaudited)
The following table summarizes our cash flows for the three months ended March 31, 2017, and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in)
Operating activities	$241.5	$226.8
Investing activities	1,308.3	(191.9)
Financing activities	(1,878.3)	230.1
Effect of exchange rates on cash and cash equivalents	0.5	0.9
Net increase (decrease) in cash and cash equivalents	$(328.0)	$265.9
Operating Activities
For the three months ended March 31, 2017, cash flow provided by operating activities of $241.5 million exceeded our net income of $179.8 million primarily for the following reasons:

1.
Our net income included non-cash items, including share-based compensation of $47.4 million; deferred income taxes of $29.7 million; depreciation expense of $19.0 million; investment related non-cash charges of $6.1 million; and amortization of intangible assets of $3.7 million.

2.
The non-cash charges outlined above were partly offset by changes in operating assets and liabilities that resulted in $44.2 million of cash used by operating activities. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses and other assets, deferred revenue, and other accrued liabilities. Accrued compensation and employee benefits decreased $50.3 million primarily due to the payments of 2016 incentive compensation. Inventory, including the transfer of equipment from inventory to property, plant and equipment, increased by $39.0 million. Other liabilities decreased $16.1 million due to lower income taxes payable. The unfavorable impact of these items on cash provided by operating activities was partly offset by a $36.7 million increase in deferred revenue and a $17.3 million decrease in accounts receivable, reflecting lower sales as compared to the seasonally stronger fourth quarter of 2016.

Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2017, consisted of proceeds from sales and maturities of investments (net of purchases of investments) of $1,361.3 million partly offset by acquisition of property and equipment of $53.0 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2017, consisted of $2.0 billion related to an accelerated share buyback program executed during the first quarter of 2017 that is further described in “Note 7. Stockholders’ Equity” and $47.4 million in taxes paid on behalf of employees related to net share settlements of vested employee equity awards. These uses were partly offset by proceeds from stock option exercises and employee stock purchases of $169.1 million.

Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the first quarter of 2017.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2017, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial position or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended March 31, 2017.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1 to January 31, 2017	2,442,636	(a)	(a)	$991.6	million
February 1 to February 28, 2017	—	$—	—	$991.6	million
March 1 to March 31, 2017	—	$—	—	$991.6	million
Total during quarter ended March 31, 2017	2,442,636	(a)	(a)
(1) Since March 2009, we have had an active stock repurchase program. As of March 31, 2017, the Board of Directors has authorized an aggregate amount of up to $6.2 billion for stock repurchases, of which the most recent authorization occurred in December 2016 when the Board increased the authorized amount available under the Company’s share repurchase program to $3.0 billion. The remaining $991.6 million represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2017. The authorized stock repurchase program does not have an expiration date.
(a) The number of shares repurchased represents the initial shares delivered in the first quarter of 2017 and does not represent the final number of shares to be delivered under the ASR Program. The total number of shares that the Company will repurchase under the ASR Program will be based generally on the daily volume-weighted average price per share of the Company's common stock during the repurchase period, less a discount. Therefore, the average price paid per share will be determined at the end of the applicable purchase period.

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

3.4
Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2016).

10.1
Master Confirmation and Supplemental Confirmation between Intuitive Surgical, Inc. and Goldman, Sachs & Co., dated January 24, 2017. (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2017).

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: April 19, 2017