Form 10-Q
period 2017-06-30
INTUITIVE SURGICAL INC
filed 2017-07-21
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The Registrant had 37,150,987 shares of Common Stock, $0.001 par value per share, outstanding as of July 18, 2017.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$696.5	$1,036.6
Short-term investments	1,126.9	1,518.0
Accounts receivable, net	481.1	430.2
Inventory	214.2	182.3
Prepaids and other current assets	123.5	83.3
Total current assets	2,642.2	3,250.4
Property, plant and equipment, net	540.1	458.4
Long-term investments	1,599.9	2,283.3
Deferred tax assets	115.1	150.9
Intangible and other assets, net	152.4	142.8
Goodwill	201.1	201.1
Total assets	$5,250.8	$6,486.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.2	$68.5
Accrued compensation and employee benefits	111.1	136.4
Deferred revenue	288.9	240.6
Other accrued liabilities	125.6	151.0
Total current liabilities	599.8	596.5
Other long-term liabilities	128.7	112.6
Total liabilities	728.5	709.1
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2017, and December 31, 2016	—	—
Common stock, 100.0 shares authorized, $0.001 par value, 37.1 shares and 38.8 shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	—	—
Additional paid-in capital	4,049.8	4,211.8
Retained earnings	482.3	1,574.9
Accumulated other comprehensive loss	(9.8)	(8.9)
Total stockholders’ equity	4,522.3	5,777.8
Total liabilities and stockholders’ equity	$5,250.8	$6,486.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2017	2016	2017	2016
Revenue:
Product	$614.2	$542.0	$1,148.2	$1,012.0
Service	142.0	128.1	282.2	252.6
Total revenue	756.2	670.1	1,430.4	1,264.6
Cost of revenue:
Product	184.3	165.8	348.1	317.4
Service	44.0	33.4	88.3	71.3
Total cost of revenue	228.3	199.2	436.4	388.7
Gross profit	527.9	470.9	994.0	875.9
Operating expenses:
Selling, general and administrative	185.8	170.8	386.9	343.6
Research and development	84.6	54.7	158.1	107.9
Total operating expenses	270.4	225.5	545.0	451.5
Income from operations	257.5	245.4	449.0	424.4
Interest and other income, net	10.1	8.0	18.8	13.5
Income before taxes	267.6	253.4	467.8	437.9
Income tax expense	46.1	68.9	66.5	117.0
Net income	$221.5	$184.5	$401.3	$320.9
Net income per share:
Basic	$5.99	$4.82	$10.79	$8.44
Diluted	$5.77	$4.71	$10.42	$8.25
Shares used in computing net income per share:
Basic	37.0	38.3	37.2	38.0
Diluted	38.4	39.2	38.5	38.9
Total comprehensive income	$219.7	$192.5	$400.4	$339.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2017	2016
Operating activities:
Net income	$401.3	$320.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	39.6	36.0
Amortization of intangible assets	7.0	9.7
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	11.4	17.4
Deferred income taxes	33.8	35.8
Income tax benefits from employee stock plans	—	18.3
Share-based compensation expense	97.8	85.3
Changes in operating assets and liabilities
Accounts receivable	(50.9)	(9.4)
Inventory	(58.3)	(19.5)
Prepaids and other assets	(46.3)	(14.5)
Accounts payable	5.7	13.0
Accrued compensation and employee benefits	(24.9)	(22.6)
Deferred revenue	48.0	3.8
Other liabilities	(6.2)	14.3
Net cash provided by operating activities (1)	458.0	488.5
Investing activities:
Purchase of investments	(707.0)	(1,068.3)
Proceeds from sales of investments	1,474.9	233.1
Proceeds from maturities of investments	294.9	427.1
Purchase of property, plant and equipment, and intellectual property	(108.3)	(21.0)
Net cash provided by (used in) investing activities	954.5	(429.1)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	296.4	448.5
Taxes paid related to net share settlement of equity awards	(50.0)	(21.8)
Repurchase of common stock	(2,000.0)	(8.1)
Net cash provided by (used in) financing activities (1)	(1,753.6)	418.6
Effect of exchange rate changes on cash and cash equivalents	1.0	0.9
Net increase (decrease) in cash and cash equivalents	(340.1)	478.9
Cash and cash equivalents, beginning of period	1,036.6	714.6
Cash and cash equivalents, end of period	$696.5	$1,193.5

(1) The Company adopted ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, during the first quarter of 2017. This ASU eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $30.3 million of excess tax benefits from financing activities to operating activities for the six months ended June 30, 2016.

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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2016, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on February 6, 2017. The results of operations for the first six months of fiscal year 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
Recent Accounting Pronouncements Not Yet Adopted
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
The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.
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
Adopted Accounting Pronouncement
Beginning fiscal 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, which changes among other things, how the tax effects of share-based awards are recognized. ASU No. 2016-09 requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were generally recorded as part of additional paid-in capital. The provision for income taxes for the three and six months ended June 30, 2017, included excess tax benefits of $30.6 million and $63.2 million, respectively, that reduced the Company's effective tax rate by 11.4 and 13.5 percentage points, respectively. The recognized excess tax benefits resulted from share-based compensation awards primarily associated with employee equity plans that were vested or settled in the three and six months ended June 30, 2017. This ASU also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $30.3 million of excess tax benefits from financing activities to operating activities for the six months ended June 30, 2016. The Company also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by this ASU. In addition, the Company elected to continue its current practice of estimating expected forfeitures. The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP.
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company. The information provided below related to the Company’s allowance for sales returns and doubtful accounts policies provide additional clarification on the Company’s policy of accounting for arrangements with rights of return that occurred during the first quarter of 2017.
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
The Company has committed to a plan to offer certain customers who purchased surgical systems in the first quarter of fiscal 2017 the opportunity to return such systems and receive a credit toward the purchase of the da Vinci X surgical system launched in the second quarter of 2017. In accordance with the guidance relating to the accounting for arrangements in which return rights exist, revenue and associated costs equal to the Company's estimate of the amount of product that will be returned in a future period have been deferred. A total of $23.4 million and $8.1 million of revenue and costs, respectively, related to shipments made in the first quarter of 2017, were deferred from recognition in the Company's first quarter Financial Statements. Subject to meeting all other criteria of the Company's revenue recognition policy, the revenue and cost deferred will be recognized at the date the trade-out rights are exercised by the customers or at the expiration of unexercised rights, which we anticipate to be substantially completed prior to the end of 2017. As of June 30, 2017, the $23.4 million of revenue remained deferred related to this program.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term, or long-term investments as of June 30, 2017, and December 31, 2016 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2017
Cash	$175.0	$—	$—	$175.0	$175.0	$—	$—
Level 1:
Money market funds	472.9	—	—	472.9	472.9	—	—
U.S. treasuries	381.9	—	(1.9)	380.0	6.4	137.7	235.9
Subtotal	854.8	—	(1.9)	852.9	479.3	137.7	235.9
Level 2:
Commercial paper	58.3	—	—	58.3	18.5	39.8	—
Corporate debt securities	1,181.5	0.6	(2.7)	1,179.4	—	510.7	668.7
U.S. government agencies	735.6	0.1	(2.6)	733.1	18.7	244.3	470.1
Non-U.S. government securities	7.5	—	—	7.5	5.0	2.5	—
Municipal securities	417.6	0.2	(0.7)	417.1	—	191.9	225.2
Subtotal	2,400.5	0.9	(6.0)	2,395.4	42.2	989.2	1,364.0
Total assets measured at fair value	$3,430.3	$0.9	$(7.9)	$3,423.3	$696.5	$1,126.9	$1,599.9

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2016
Cash	$227.7	$—	$—	$227.7	$227.7	$—	$—
Level 1:
Money market funds	612.4	—	—	612.4	612.4	—	—
U.S. treasuries	625.9	0.1	(2.0)	624.0	157.9	168.4	297.7
Subtotal	1,238.3	0.1	(2.0)	1,236.4	770.3	168.4	297.7
Level 2:
Commercial paper	139.6	—	—	139.6	31.1	108.5	—
Corporate debt securities	1,471.8	0.7	(5.0)	1,467.5	2.9	555.4	909.2
U.S. government agencies	938.7	0.5	(2.9)	936.3	—	342.7	593.6
Non-U.S. government securities	18.5	—	—	18.5	—	16.0	2.5
Municipal securities	815.4	—	(3.5)	811.9	4.6	327.0	480.3
Subtotal	3,384.0	1.2	(11.4)	3,373.8	38.6	1,349.6	1,985.6
Total assets measured at fair value	$4,850.0	$1.3	$(13.4)	$4,837.9	$1,036.6	$1,518.0	$2,283.3
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of June 30, 2017 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,176.6	$1,175.5
Mature in one to five years	1,605.8	1,599.9
Total	$2,782.4	$2,775.4
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses, recognized on the sale of investments, were not material for any of the periods presented. There were no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2017, and there were no changes in the valuation techniques used by the Company.
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
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive gain (loss) in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the periods presented.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and CHF. The net gains (losses) recognized in interest and other income, net in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017, and 2016, were not material.

The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Notional amounts:
Forward contracts	$125.4	$109.7	$133.3	$143.7
Gross fair value recorded in:
Prepaid and other current assets	$2.3	$6.2	$1.8	$5.6
Other accrued liabilities	$3.9	$1.0	$2.2	$0.6
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Inventory
The following table provides further details of inventory (in millions):

	As of
	June 30, 2017	December 31, 2016
Raw materials	$67.4	$54.8
Work-in-process	12.6	13.4
Finished goods	134.2	114.1
Total inventory	$214.2	$182.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing activities (in millions):

	Six Months Ended June 30,
	2017	2016
Equipment transfers, including operating lease assets, from inventory to property, plant and equipment	$29.6	$22.2
NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2017	December 31, 2016
Gross lease receivable	$110.2	$104.3
Unearned income	(5.0)	(4.8)
Allowance for credit loss	(0.7)	(0.6)
Net investment in sales-type leases	104.5	98.9
Reported as:
Prepaids and other current assets	33.5	29.8
Intangible and other assets, net	71.0	69.1
Total, net	$104.5	$98.9
Contractual maturities of gross lease receivables at June 30, 2017, are as follows (in millions):

Amount
2017	$17.9
2018	36.0
2019	26.9
2020	16.8
2021	9.1
2022 and thereafter	3.5
Total	$110.2
NOTE 6.    CONTINGENCIES
The Company is involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, intellectual property, insurance, contract disputes, employment, and other matters. Certain of these lawsuits and claims are described in further detail below. It is not possible to predict what the outcome of these matters will be and the Company cannot guarantee that any resolution will be reached on commercially reasonable terms, if at all.
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
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been re-titled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company's filings with the SEC. On November 18, 2013, the court appointed the Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, which was granted in part and denied in part on August 21, 2014. The plaintiffs elected not to further amend their complaint at that time. On October 22, 2014, the court granted the Company’s motion for leave to file a motion for reconsideration of the court’s August 21, 2014, order. The Company filed its motion for reconsideration on November 5, 2014. Following opposition and reply briefing, the court denied the motion on December 15, 2014, allowing the case to move forward on the claims that remained. The plaintiffs moved for class certification on September 1, 2015, and following opposition and reply briefing, the court held a hearing on the motion on January 21, 2016. While that motion remained pending, on October 11, 2016, the Company sent plaintiffs’ lead counsel Labaton Sucharow LLP a letter enclosing a draft motion for sanctions pursuant to Federal Rule of Civil Procedure 11, primarily based on statements to the court that lacked a proper factual basis. In response, on November 1, 2016, plaintiffs’ local counsel withdrew from the case entirely and withdrew their signatures from the disputed pleadings. On November 2, 2016, Labaton Sucharow filed a motion for leave to file an amended complaint that did not include the disputed statements. On November 16, 2016, the Company filed an opposition to plaintiffs’ motion, along with an independent motion to strike the amended complaint and the pleadings from which plaintiffs’ local counsel withdrew their signatures. Following additional briefing, the motion for leave to amend and motion to strike were fully submitted to the court on November 23, 2016, and December 7, 2016, respectively. On December 22, 2016, the court entered an order granting plaintiffs’ motion for class certification. On January 5, 2017, the Company filed a Petition for Permission to Appeal from the order granting class certification in the U.S. Court of Appeals for the Ninth Circuit. The court of appeals has not yet ruled on the Company’s petition. On January 12, 2017, plaintiffs sought leave to file a motion for partial reconsideration of the court’s class-certification order, which the court granted on March 17, 2017. Plaintiffs filed the motion for reconsideration itself on April 3, 2017, the Company filed its opposition on April 17, 2017, and the motion remains pending. On January 25, 2017, the court entered an order granting plaintiffs’ motion for leave to amend the complaint and denying the Company’s motion to strike. On February 9, 2017, the Company moved to dismiss the amended complaint. Following opposition and reply briefing, the matter was fully submitted to the court on March 2, 2017. The court has not yet ruled on this motion. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief.  On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014. The district court remanded the case back to San Mateo County Superior Court on June 30, 2014. On August 28, 2014, the Company filed a motion seeking to stay the case in favor of the federal action and asking that the plaintiff be required to post a bond on the grounds that the action was duplicative and was not in the Company’s best interests. On November 13, 2014, the superior court entered an order denying in part the Company’s motion to stay and denying the Company's request for plaintiff's bond. On November 18, 2014, the Company petitioned the First Appellate District of the California, Court of Appeal for a writ of mandate directing the superior court to stay the case in its entirety. At the same time, the Company requested an immediate stay of proceedings pending resolution of the petition. On November 19, 2014, the court of appeal granted the Company’s request for an immediate stay of the proceedings and set a briefing schedule for the petition. The plaintiff filed its opposition to the petition on December 8, 2014, and the Company filed its reply on December 22, 2014. The petition was denied on January 8, 2015. On January 20, 2015, the Company filed a demurrer (moved to dismiss the complaint). The plaintiff filed its opposition to the demurrer on February 10, 2015, and the Company filed its reply on February 20, 2015. A hearing was held on February 27, 2015, and the court overruled the demurrer on March 27, 2015. The court's order was entered on April 2, 2015. On June 19, 2015, the Company moved for summary judgment, and a hearing on the Company's motion was set for September 4, 2015. On July 6, 2015, the court amended the case schedule, and the Company withdrew its motion for summary judgment. The court later further amended the case schedule, and trial was eventually reset for September 16, 2016. On May 23, 2016, the court granted an unopposed motion to intervene filed by the plaintiffs in In re Intuitive Surgical, Inc. Shareholder Derivative Litigation and City of Birmingham Relief and Retirement System v. Guthart et al. (see above and below for additional description). The Company filed a new motion for summary judgment on June 1, 2016, and the plaintiff filed a motion for summary adjudication regarding certain affirmative defenses on June 2, 2016. Following opposition and reply briefing, the court heard argument on the motions for summary judgment and summary adjudication on August 24, 2016. While the motions were pending, on September 15, 2016, the parties executed the confidential Memorandum of Understanding described above, which contains the essential terms of a settlement to which the parties have agreed in principle. That settlement, which is still being finalized, will provide for a dismissal with prejudice and release of all claims brought in the Public School Teachers’ Pension and Retirement Fund of Chicago action, as well as the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action and the City of Plantation Police Officers’ Employees’ Retirement System action (see above and below, respectively, for additional description). The settlement will be subject to court approval. The parties notified the court of the Memorandum of Understanding on September 15, 2016, and on September 16, 2016, the court entered an order vacating the trial date and ruling that the motions for summary judgment and summary adjudication (along with other pre-trial motions) are moot. The parties are still finalizing the settlement and have appeared before the court periodically to keep it apprised of their progress. The parties will seek court approval when it is completed.  Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.
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
After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims was appropriate. During the three and six months ended June 30, 2017, the Company recorded pre-tax charges of $2.5 million and $16.0 million, respectively, compared with $4.4 million and $6.3 million, for the three and six months ended June 30, 2016, respectively, to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements.
The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for claimants who have participated in the mediation process. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants whose claims were not resolved through the mediation program, as well as those claimants who have not participated in mediations, will choose to pursue greater amounts in a court of law.  Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company's business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of June 30, 2017, and December 31, 2016, a total of $32.9 million and $20.5 million, respectively, were included in other accrued liabilities in the accompanying Consolidated Balance Sheets related to the tolled product liability claims.
In February 2011, the Company was named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in a decedent’s surgery on such decedent's behalf (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company's purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Judgment was entered in the Company's favor on June 7, 2013. Subsequent to the verdict, the plaintiff filed a notice of appeal. That appeal was denied on July 7, 2015. On July 27, 2015, plaintiff filed a motion for reconsideration with the court of appeal; the court of appeal denied the motion for reconsideration on August 10, 2015. On September 9, 2015, plaintiff filed a Petition for Review with the Washington State Supreme Court. On February 10, 2016, the Washington Supreme Court issued an order granting the plaintiff’s Petition for Review. Oral argument on the appeal before the Washington Supreme Court was heard on June 7, 2016. On February 9, 2017, the Washington Supreme Court vacated the defense verdict and remanded the case for retrial, which is currently scheduled to begin on February 12, 2018. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company's business, financial position, or future results of operations.

Insurance Litigation
In October 2013, the Company was named as a defendant in an insurance action entitled Illinois Union Insurance Co. v. Intuitive Surgical, Inc., No. 3:13-cv-04863-JST, filed in the United States District Court for the Northern District of California. Plaintiff Illinois Union Insurance Co. (“Illinois Union”) sought to rescind the Life Sciences Products-Completed Operations Liability Policy issued by plaintiff to the Company, which provides coverage for product liability claims first made against the Company during the policy period March 1, 2013, to March 1, 2014. In December 2013, the Company was named as a defendant in another insurance action entitled Navigators Specialty Insurance Co. v. Intuitive Surgical, Inc., No. 5:13-cv-05801-JST, also filed in the Northern District of California. Plaintiff Navigators Specialty Insurance Co. (“Navigators”) alleged that the Follow Form Excess Liability Insurance Policy issued by plaintiff to the Company for product liability claims first made against the Company during the policy period March 1, 2013 to March 1, 2014, should be rescinded. These cases were consolidated under docket number 3:13-cv-04863. Both plaintiffs generally alleged that the Company did not disclose the existence of tolling agreements or the number of claimants incorporated within those agreements, and alleged that those agreements were material to plaintiffs’ underwriting processes. On October 20, 2015, the Company filed a complaint alleging breach of contract and bad faith against Illinois Union and Navigators in an action entitled Intuitive Surgical Inc. v. Illinois Union Insurance Co., et al., No. 3:15-cv-04834-JST, based on the defendants failure to indemnify the Company for losses incurred in the defense and settlement of certain product liability claims brought against the Company during the insurance policy period March 1, 2013 to March 1, 2014. The Company’s breach of contract and bad faith action against the insurers was consolidated with the insurers’ rescission actions for all purposes except for trial. Both Illinois Union and Navigators moved to dismiss the Company’s complaint in that action. The court denied both Illinois Union and Navigators’ motions to dismiss the breach of contract claims against the insurers, denied the motion to dismiss the bad faith claim against Illinois Union, and granted the motion to dismiss the bad faith claim against Navigators.
On March 15, 2016, Illinois Union and Navigators filed motions for summary judgment. On May 26, 2016, the Company and Navigators filed a notice with the court that they had reached a confidential settlement of the litigation between the two parties. On May 27, 2016, the court denied Illinois Union’s motion for summary judgment. Illinois Union sought leave to move for reconsideration of the court’s order denying Illinois Union’s motion for summary judgment, which the court denied. On July 27, 2016, Illinois Union filed a motion to stay the case and for permission to file an interlocutory appeal with respect to the denial of summary judgment with the U.S. Court of Appeals for the Ninth Circuit. The court denied the motion to stay on October 11, 2016. On September 15, 2016, the court dismissed both the Company’s breach of contract claim against Navigators and Navigators’ rescission case against the Company with prejudice. On June 13, 2017, the Company and Illinois Union reached a settlement of all matters between them. Among other things, as part of the settlement: (1) Illinois Union agreed to pay the Company $10.0 million; (2) the policy between the Company and Illinois Union was not rescinded; and (3) the Company and Illinois Union agreed to dismiss all claims each had against the other with prejudice. The parties’ respective cases were dismissed with prejudice on June 13, 2017.
Patent Litigation
On June 30, 2017, Ethicon LLC., Ethicon Endo-Surgery, Inc. and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 7.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company's Board of Directors (the “Board”) has authorized an aggregate of $6.2 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in December 2016 when the Board increased the authorized amount available under Repurchase Program to $3.0 billion. As of June 30, 2017, the remaining amount of share repurchases authorized by the Board was approximately $991.6 million.
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

The total number of shares that the Company will repurchase under the ASR Program will be based generally on the daily volume-weighted average price per share of the Company's common stock during the repurchase period, less a discount. Depending on the circumstances at settlement, Goldman may be required to deliver additional shares of common stock to the Company or the Company may be required either to deliver shares of common stock or make a cash payment to Goldman. Final settlement of the ASR Program is scheduled to be completed by the fourth quarter of 2017, although the completion date may be accelerated at Goldman’s option.
The Company repurchased approximately 16,000 shares of the Company's common stock in the open market during the six months ended June 30, 2016. There were no shares repurchased during the three months ended June 30, 2017, and 2016, respectively. The following table provides the share repurchase activities during the six months ended June 30, 2017, and 2016 (in millions, except per share amounts):

	Six Months Ended June 30,
	2017	2016
Shares repurchased	2.4	—
Average price per share	(a)	$516.54
Value of shares repurchased	(a)	$8.1
(a) The number of shares repurchased represents shares delivered in the first half of 2017 and does not represent the final number of shares to be delivered under the ASR Program. Therefore, the average price paid per share will be determined at the end of the applicable purchase period.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017, and 2016, are as follows (in millions):

	Three Months Ended June 30, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.1	$(5.8)	$0.5	$(3.8)	$(8.0)
Other comprehensive income before reclassifications	(3.0)	0.4	0.5	—	(2.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	—	0.2	0.3
Net current-period other comprehensive income (loss)	(3.0)	0.5	0.5	0.2	(1.8)
Ending balance	$(1.9)	$(5.3)	$1.0	$(3.6)	$(9.8)

	Three Months Ended June 30, 2016
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(1.7)	$6.2	$0.2	$(3.4)	$1.3
Other comprehensive income before reclassifications	—	4.0	2.9	—	6.9
Amounts reclassified from accumulated other comprehensive income	0.7	0.3	—	0.1	1.1
Net current-period other comprehensive income (loss)	0.7	4.3	2.9	0.1	8.0
Ending balance	$(1.0)	$10.5	$3.1	$(3.3)	$9.3

	Six Months Ended June 30, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.0	$(8.6)	$(1.3)	$(4.0)	$(8.9)
Other comprehensive income before reclassifications	(5.1)	3.3	2.3	0.1	0.6
Amounts reclassified from accumulated other comprehensive income	(1.8)	—	—	0.3	(1.5)
Net current-period other comprehensive income (loss)	(6.9)	3.3	2.3	0.4	(0.9)
Ending balance	$(1.9)	$(5.3)	$1.0	$(3.6)	$(9.8)

	Six Months Ended June 30, 2016
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.5	$(4.2)	$(3.3)	$(3.5)	$(9.5)
Other comprehensive income before reclassifications	(2.5)	14.4	6.4	—	18.3
Amounts reclassified from accumulated other comprehensive income	—	0.3	—	0.2	0.5
Net current-period other comprehensive income (loss)	(2.5)	14.7	6.4	0.2	18.8
Ending balance	$(1.0)	$10.5	$3.1	$(3.3)	$9.3
NOTE 8.    SHARE-BASED COMPENSATION
In April 2017, the Company's shareholders approved an amended and restated 2000 Employee Stock Purchase Plan (the “ESPP”) to provide for an increase in the number of shares of common stock reserved for issuance from 2,030,105 to 2,530,105. The Company's shareholders also approved an amended and restated 2010 Incentive Award Plan (“2010 Plan”) to provide for an increase in the number of shares of common stock reserved for issuance from 7,050,000 to 8,150,000. As of June 30, 2017, approximately 2.2 million shares of common stock were reserved for future issuance under the Company’s stock plans. A maximum of approximately 0.9 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the six months ended June 30, 2017, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2016	3.1	$445.09
Options granted	0.1	$734.29
Options exercised	(0.7)	$418.66
Options forfeited/expired	—	$571.80
Balance at June 30, 2017	2.5	$464.98
During the six months ended June 30, 2017, approximately 14,000 options were forfeited/expired. As of June 30, 2017, options to purchase an aggregate of 1.9 million shares of common stock were exercisable at a weighted-average price of $426.78 per share.

Restricted Stock Units Information
A summary of RSU activity for the six months ended June 30, 2017, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	0.6	$524.17
Granted	0.3	$722.77
Vested	(0.2)	$508.82
Forfeited	—	$597.79
Unvested balance at June 30, 2017	0.7	$611.65
During the six months ended June 30, 2017, approximately 15,000 RSUs were forfeited.
Employee Stock Purchase Plan
Under the ESPP, employees purchased approximately 45,000 shares for $20.9 million and 41,000 shares for $18.1 million during the six months ended June 30, 2017, and 2016, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2017, and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales - products	$6.7	$6.0	$13.5	$11.7
Cost of sales - services	3.5	3.1	6.7	6.1
Total cost of sales	10.2	9.1	20.2	17.8
Selling, general and administrative	26.6	23.4	52.3	47.6
Research and development	13.8	10.2	25.7	20.1
Share-based compensation expense before income taxes	50.6	42.7	98.2	85.5
Income tax benefit	16.4	13.5	31.9	26.7
Share-based compensation expense after income taxes	$34.2	$29.2	$66.3	$58.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock Option Plans
Risk free interest rate	1.8%	1.2%	2.0%	1.2%
Expected term (in years)	4.2	4.3	4.3	4.4
Expected volatility	22%	26%	24%	28%
Weighted average fair value at grant date	$179.74	$146.79	$171.11	$139.58
Employee Stock Purchase Plan
Risk free interest rate	—	—	0.9%	0.6%
Expected term (in years)	—	—	1.3	1.2
Expected volatility	—	—	26%	33%
Weighted average fair value at grant date	—	—	$184.77	$156.87
NOTE 9.    INCOME TAXES
Income tax expense for the three months ended June 30, 2017, was $46.1 million, or 17.2% of income before taxes, compared with $68.9 million, or 27.2% of income before taxes for the three months ended June 30, 2016. Income tax expense for the six months ended June 30, 2017, was $66.5 million, or 14.2% of income before taxes, compared with $117.0 million, or 26.7% of income before taxes for the six months ended June 30, 2016. The Company’s income tax expenses for the three and six months ended June 30, 2017, compared with the same periods of 2016, were lower primarily due to the impact of the adoption of ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, which requires that excess tax benefits and tax deficiencies be recognized in income tax expense as discrete items in the period when the awards vest or are settled. Also, the Company’s effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The Company adopted ASU No. 2016-09 in the first quarter of 2017, which resulted in excess tax benefits associated with employee equity plans of $30.6 million and $63.2 million being recognized in the income tax provision during the three and six months ended June 30, 2017, respectively. Excess tax benefits associated with employee equity plans was previously recorded in additional paid-in capital and the adoption of this ASU resulted in reducing the Company's effective tax rate by 11.4 percentage points and 13.5 percentage points for the three and six months ended June 30, 2017, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.
As of June 30, 2017, the Company had total gross unrecognized tax benefits of $122.3 million compared with $106.0 million as of December 31, 2016, representing a net increase of approximately $16.3 million for the six months ended June 30, 2017. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
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
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three and six months ended June 30, 2017, and 2016 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$221.5	$184.5	$401.3	$320.9
Denominator:
Weighted-average shares outstanding used in basic calculation	37.0	38.3	37.2	38.0
Add: dilutive effect of potential common shares	1.4	0.9	1.3	0.9
Weighted-average shares used in computing diluted net income per share	38.4	39.2	38.5	38.9
Net income per share:
Basic	$5.99	$4.82	$10.79	$8.44
Diluted	$5.77	$4.71	$10.42	$8.25
Share-based compensation awards of approximately 0.1 million and 0.2 million weighted-average shares for the three months ended June 30, 2017, and 2016, respectively, and approximately 0.2 million and 0.3 million weighted-average shares for the six months ended June 30, 2017, and 2016, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly-owned subsidiaries.
This management’s discussion and analysis of financial condition as of June 30, 2017, and results of operations for the three and six months ended June 30, 2017, and 2016, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci Si HD Surgical System®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, da Vinci Connect®, Intuitive Surgical EcoSystem®, and da Vinci X™ are trademarks of Intuitive Surgical, Inc.
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

Our products fall into four broad categories - the da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler), and training technologies. We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System, commercialized in 1999, the da Vinci S Surgical System, commercialized in 2006, the da Vinci Si Surgical System, commercialized in 2009, the da Vinci Xi Surgical System, commercialized in the second quarter of 2014, and the da Vinci X Surgical System, commercialized in the second quarter of 2017. These systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We offer over 65 different multiport da Vinci instruments enabling surgeons’ flexibility in choosing the types of tools needed in a particular surgery. These multiport instruments are generally robotically controlled versions of surgical tools that surgeons would use in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci Si, da Vinci Xi, and da Vinci X platforms, including the EndoWrist Vessel Sealer and EndoWrist Stapler products to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. We offer our Single-Site instruments for use with the da Vinci Si, da Vinci Xi, and da Vinci X Surgical Systems in cholecystectomy, benign hysterectomy, and salpingo-oophorectomy procedures. Single-Site instruments enable surgeons to also perform surgery through a single port via the patient’s belly button, resulting in the potential for virtually scarless results. Instruments for the da Vinci X Surgical System are the same as da Vinci Xi Surgical System.
Training technologies include our da Vinci Skills Simulator, da Vinci Connect remote case observation and mentoring tool, and our dual console for use in surgeon proctoring and collaborative surgery.
Business Model
Overview
We generate revenue from both the initial capital sales of da Vinci Surgical Systems and from subsequent sales of instruments, accessories and service, as recurring revenue. The da Vinci Surgical System generally sells for approximately between $0.5 million and $2.5 million, depending upon the model, configuration and geography, and represents a significant capital equipment investment for our customers. We generate recurring revenue as our customers purchase our EndoWrist and Single-Site instrument and accessory products used in performing procedures with the da Vinci Surgical System. Our instruments and accessories have a limited life and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold at an annual rate of approximately $80,000 to $170,000, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
Recurring Revenue
Recurring revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Recurring revenue increased to $1.9 billion or 71% of total revenue in 2016, compared with $1.7 billion, or 70% of total revenue in 2015, and $1.5 billion, or 70% of total revenue in 2014. Recurring revenue for the six months ended June 30, 2017 was $1,060.8 million, or 74% of total revenue, compared with $914.0 million, or 72% of total revenue for the six months ended June 30, 2016. The growth of recurring revenue and its increasing proportion of total revenue largely reflect continued procedure adoption and increased system utilization on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 4,149 at June 30, 2017.
Procedure Mix / Products
Our procedure business is primarily comprised of: (1) cancer and other highly complex procedures and (2) less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these procedure categories. Our fully featured da Vinci Xi system with advanced instruments including the EndoWrist Vessel Sealer, EndoWrist Stapler products, and our Table Motion product target the more complex procedure segment. Lower priced products, including the three-arm da Vinci Si-e System, refurbished da Vinci Si, and Single-Site instruments, are targeted towards less complex procedures. Our da Vinci X System is priced between the da Vinci Si and Xi Systems and offers customers access to many of the da Vinci Xi features, including da Vinci Xi advanced instrumentation and imaging systems, at a more accessible price point.
Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably benign hysterectomies, hernia repairs, and cholecystectomies. The proportion of these procedures for benign conditions has grown over time in relation to the total number of procedures performed. Hysterectomies for benign conditions, hernia repairs, cholecystectomies, and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality in the U.S. for these procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods.
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
We shipped 35 and 60 systems under lease arrangements, of which 27 and 48 were classified as operating leases, in the three and six months ended June 30, 2017, respectively, compared with 21 and 52 systems under lease arrangements, of which 15 and 34 were classified as operating leases, in the three and six months ended June 30, 2016, respectively. Generally, the operating lease arrangements provide our customers with the right to purchase the leased system sometime during or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $5.2 million and $15.2 million for the three and six months ended June 30, 2017, respectively, compared with $12.5 million and $18.0 million for the three and six months ended June 30, 2016, respectively. We expect that revenue recognized from customer exercises of the buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options. Operating lease revenue was $6.4 million and $11.4 million for the three and six months ended June 30, 2017, respectively, compared with $4.3 million and $7.8 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, 120 da Vinci systems were installed at customers under operating lease arrangements. We believe our leasing program has been effective and well-received, and we are willing to expand it based on customer demand.
Regulatory Activities
Clearances and Approvals
We have obtained the clearances required to market our multiport products associated with all of our da Vinci Surgical Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S. and the European markets in which we operate.
In April 2017, we received CE mark clearance for our da Vinci X Surgical System in Europe. Following the CE mark, in May 2017, we received U.S. Food and Drug Administration (“FDA”) clearance to market our da Vinci X Surgical System in the U.S. (see the description of the da Vinci X Surgical System in the New Product Introductions section below).
In March 2014, we received FDA clearance to market our da Vinci Xi Surgical System in the U.S. In June 2014, we received CE mark clearance for our da Vinci Xi Surgical System in Europe. We received regulatory clearances for the da Vinci Xi Surgical System in South Korea in October 2014 and in Japan in March 2015. The regulatory status of the da Vinci Xi Surgical System in other OUS markets varies by country.
We also received FDA clearance on an initial set of instruments for the Xi Surgical system in early 2014.  Later in 2014, we received FDA clearances for Xi versions of our EndoWrist Vessel Sealer, Firefly, and EndoWrist Stapler 45. In the second quarter of 2015, we received FDA clearance for an additional set of da Vinci Xi instruments. In April 2015, we received CE Mark status to sell the EndoWrist Stapler for the Si and Xi Surgical Systems in European markets. In June 2015, we received CE mark clearance in Europe and in January 2016 we received U.S. FDA clearance for our Integrated Table Motion product. In March 2016, we received FDA 510(k) clearances in the U.S. and CE mark clearances in Europe for Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System (see the description of the EndoWrist Stapler 30 in the New Product Introductions section below).
In April 2014, we received FDA clearance to market our da Vinci Single Port Surgical System in the U.S. for single-port urologic surgeries. At the time, we decided not to market that version of the da Vinci Single Port Surgical System. We instead elected to pursue the necessary modifications to integrate it into the da Vinci Xi/X product family as a dedicated single port patient console compatible with the existing da Vinci Xi/X surgeon console, vision cart, and other equipment. We have since completed these modifications and have begun clinical evaluations of the product. We plan to seek FDA clearance(s) for this da Vinci Xi/X version of the da Vinci Single Port Surgical System for procedure(s) in which a single small entry point to the body and parallel delivery of instruments is important. Such surgeries could include those performed through a natural orifice like the mouth for head and neck procedures or those performed through a single skin incision. It is unlikely that the da Vinci Single Port Surgical System will contribute any revenue in 2017.
We obtained approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci Xi Surgical System in March 2015. National reimbursement status was received for da Vinci Prostatectomy (“dVP”) procedures in Japan effective April 2012 and for da Vinci partial nephrectomy procedures in April 2016. With our support, Japanese university hospitals and surgical societies are seeking reimbursement for additional procedures through the MHLW’s Senshin Iryo (Advanced Medical Care) processes as well as alternative reimbursement processes. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data/economic data. Reimbursements are considered in April of even numbered years. There can be no assurance that we will gain additional reimbursements for the procedures or at the times we have targeted. If we are not successful in obtaining additional regulatory clearances, and adequate procedure reimbursements for future products and procedures, then the demand for our products in Japan could be limited.
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
The adoption of da Vinci Surgery has the potential to grow for those procedures that offer greater patient value than non-da Vinci alternatives, within the prevailing economics of healthcare providers. da Vinci Surgical Systems are used primarily in gynecologic surgery, general surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. We focus our organization and investments on developing, marketing, and training for those products and targeted procedures where da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in gynecology include da Vinci Hysterectomy (“dVH”), for both cancer and benign conditions, and sacrocolpopexy. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal procedures, and cholecystectomy. Target procedures in urology include dVP and partial nephrectomy. In cardiothoracic surgery, target procedures include da Vinci Lobectomy and da Vinci Mitral Valve Repair. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Patients need to consult the product labeling in their specific country and for each product in order to determine the actual authorized uses, as well as important limitations, restrictions, or contraindications.

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
Procedures Outside of the U.S.
Overall OUS procedures grew to approximately 190,000 in 2016, compared with approximately 153,000 in 2015 and approximately 121,000 in 2014. Procedure growth in most OUS markets was driven largely by urology procedure volume. OUS dVP procedure volume grew to approximately 92,000 in 2016, compared with approximately 79,000 in 2015, and approximately 65,000 in 2014. Partial nephrectomy, general surgery, and gynecologic oncology procedures also contributed to OUS procedure growth.
Recent Business Events and Trends
Procedures
Overall. During the six months ended June 30, 2017, total da Vinci procedures grew approximately 17%, compared with growth of approximately 16% for the six months ended June 30, 2016. U.S. procedure growth was approximately 14% for both the six months ended June 30, 2017, and 2016. First half 2017 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures, and thoracic procedures, as well as continued moderate growth in more mature gynecologic and urologic procedure categories.
Procedure volume OUS for the six months ended June 30, 2017, grew approximately 25%, compared with approximately 23% in the six months ended June 30, 2016, driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery and gynecology. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures.
U.S. Gynecology. Growth in gynecology procedures during the first half of 2017 continued at a rate consistent with 2016. We believe that overall U.S. gynecologic surgery volume for benign conditions (robotic and other modalities) has been pressured in recent years by factors including, but not limited to, a trend by payers toward encouraging conservative disease management, trends towards higher patient deductibles and co-pays, and FDA actions regarding the use of power morcellation in uterine surgeries. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions, and thus the rate of migration from open surgeries to MIS has slowed. We believe that our recent growth in gynecologic procedures is primarily being driven by consolidation of surgical volumes into surgeons that focus on cancer and complex surgeries.
U.S. General Surgery. Growth in general surgery procedures during the first half of 2017 continued at a rate consistent with 2016. The first half 2017 growth in U.S. general surgery procedures was primarily driven by ventral and inguinal hernia procedures, as it did in 2015 and 2016. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in complexity among hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
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

Global Urology. Along with U.S. general surgery, global urology procedures contributed to the majority of our recent procedure growth. First half 2017 growth in U.S. dVP procedures continued at a rate consistent with 2016. We believe the return to growth in U.S. dVP in 2014 and 2015 reflected surgical procedures being performed for men who previously may have deferred screening or definitive treatment based on the U.S. Preventive Services Task Force recommendation against PSA screening and changes in treatment patterns for low risk prostate cancer. dVP growth slowed in 2016, reflecting surgical volumes coming into closer alignment with new diagnoses of prostate cancer. As the U.S. standard of care for the surgical treatment of prostate cancer, we expect that the number of dVP procedures performed in the U.S. will largely fluctuate with the overall prostatectomy market. dVP is the largest overall OUS procedure. First half 2017 growth in OUS dVP was strong and OUS dVP is at various stages of adoption in different areas of the world.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the presence of a da Vinci system in a hospital or market increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically surgical society guideline-recommended therapy.
OUS Procedures. The first half 2017 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. Growth was strong in Asia and varied by country in Europe. We experienced strong procedure growth in China as systems sold under a previous public hospital quota system have been installed and as utilization of those systems have increased. However, future system placements and our ability to sustain procedure growth in China are dependent on obtaining additional importation authorizations or public hospital quotas, as well as on hospitals completing a central purchasing tender process under such authorizations. The most recent authorization expired at the end of 2015. The timing and magnitude of future authorizations that may enable future system placements, is not certain. We have experienced strong procedure growth in Japan since receiving the national reimbursements, outlined above, for dVP and partial nephrectomy. However, as adoption for these procedures has progressed, procedure growth in Japan is slowing. Future procedure growth in Japan will likely be paced by the timing of procedure reimbursement approvals for procedures in addition to dVP and partial nephrectomy.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including hospital response to the evolving health care environment under the current U.S. administration, procedure growth rates, hospital consolidation trends, evolving system utilization and point of care dynamics, capital replacement trends, additional reimbursements in various global markets including Japan, the timing around governmental tenders and authorizations, including China, and the timing of when we receive regulatory clearance in our other OUS markets for our Xi System, X System, and related instruments. Market acceptance of our recently launched X System may also impact future systems placement. Demand may also be impacted by robotic surgery competition, including from companies that have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field, including but not limited to: Auris Surgical Robotics, Inc.; Avatera Medical GmbH; Cambridge Medical Robotics Ltd.; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; meerecompany Inc.; Medtronic PLC.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical, Inc.; and TransEnterix, Inc., as well as other economic and geopolitical factors.
New Product Introductions
da Vinci X Surgical System. In May 2017, we launched a new da Vinci model, the da Vinci X, in the U.S. The da Vinci X system provides surgeons and hospitals with access to some of the most advanced robotic-assisted surgery technology at a lower cost. The da Vinci X uses the same vision cart and surgeon console that are found on our flagship product, the da Vinci Xi system, giving our customers the option of adding advanced capabilities, and providing a pathway for upgrading should they choose to do so as their practice and needs grow.
The da Vinci X enables optimized, focused-quadrant surgery including procedures like prostatectomy, partial nephrectomy, benign hysterectomy and sacrocolpopexy, among others. The system features flexible port placement and 3-D digital optics, while incorporating the same advanced instruments and accessories as the da Vinci Xi. The new system drives operational efficiencies through set-up technology that uses voice and laser guidance, drape design that simplifies surgery preparations, and a lightweight, fully integrated endoscope.
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
Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd.
In September 2016, we agreed to establish a joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. “Fosun Pharma”, a subsidiary of Fosun International Limited, to research, develop, manufacture, and sell robotic-assisted catheter-based medical devices. The joint venture will initially produce products targeting early diagnosis and cost-effective treatment of lung cancer, one of the most commonly diagnosed forms of cancer in the world. The technology will be used in robotic-assisted medical devices based on catheters and incorporates proprietary intellectual property developed or owned by us. The joint venture will be located in Shanghai, China, where it will perform research and development activities and manufacture catheter-based products for global distribution. Distribution in China will be conducted by the joint venture. Distribution outside of China will be conducted by us. The joint venture is owned 60% by us and 40% by Fosun Pharma. The companies will contribute up to $100 million as required by the joint venture, an arrangement representing a significant expansion of our relationship with Fosun Pharma. Since 2011, Chindex Medical Limited, a subsidiary of Fosun Pharma, has been our distribution partner for da Vinci Surgical Systems in China.
In the second quarter of 2017, the joint venture company was legally formed after receiving required approvals from the relevant PRC government authorities and administrative agencies. We expect that the joint venture will commence the hiring of employees and establish manufacturing and research and development infrastructures in the second half of 2017. We also expect that the joint venture will incur net losses before product commercialization and that it will not generate revenue in 2018. However, there can be no assurance that we and the joint venture can successfully complete the development of the robotic-assisted catheter-based medical devices; that we and the joint venture will successfully commercialize such products; that the joint venture will not require additional contributions to fund its business; or that the joint venture will become profitable.

Second Quarter 2017 Financial Highlights

•	Total revenue increased by 13% to $756.2 million during the three months ended June 30, 2017, compared with $670.1 million during the three months ended June 30, 2016.

•
Approximately 217,000 da Vinci procedures were performed during the three months ended June 30, 2017, an increase of approximately 16% compared with approximately 188,000 for the three months ended June 30, 2016.

•	Instrument and accessory revenue increased by 17% to $397.8 million during the three months ended June 30, 2017, compared with $339.3 million during the three months ended June 30, 2016.

•
Recurring revenue increased by 15% to $539.8 million during the three months ended June 30, 2017, representing 71% of total revenue, compared with $467.4 million during the three months ended June 30, 2016, representing 70% of total revenue.

•	Systems revenue increased by 7% to $216.4 million during the three months ended June 30, 2017, compared with $202.7 million during the three months ended June 30, 2016.

•
A total of 166 da Vinci Surgical Systems were shipped during the three months ended June 30, 2017, compared with 130 during the three months ended June 30, 2016. As of June 30, 2017, we had a da Vinci Surgical System installed base of approximately 4,149 systems, an increase of approximately 11% compared with the installed base as of June 30, 2016.

•	Gross profit as a percentage of revenue was 69.8% for the three months ended June 30, 2017, compared with 70.3% for the three months ended June 30, 2016.

•
Operating income increased by 5% to $257.5 million during the three months ended June 30, 2017, compared with $245.4 million during the three months ended June 30, 2016. Operating income included $50.6 million and $42.7 million of share-based compensation expense related to employee stock plans during the three months ended June 30, 2017, and 2016, respectively.

•
As of June 30, 2017, we had $3.4 billion in cash, cash equivalents and investments. Cash, cash equivalents and investments decreased by $1.4 billion, compared with December 31, 2016, primarily as a result of a $2.0 billion accelerated share buyback executed during the first quarter of 2017, partially offset by cash generated from operating activities and employee stock option exercises.

Trade-Out Program: During the first quarter 2017, we deferred $23.4 million of revenue relating to a customer trade-out program that we offered certain customers who purchased a surgical system in the first quarter of 2017. Under this trade-out program, those customers will be able to return systems purchased in the first quarter of 2017 and receive a credit towards the purchase of da Vinci X surgical system launched in the second quarter of 2017. Subject to meeting all other criteria of our revenue recognition policy, the revenue deferred will be recognized at the date the new products are shipped and accepted by the customers participating in the trade-out program or at the expiration of unexercised rights, which we anticipate to be substantially completed prior to the end of 2017. As of June 30, 2017, the $23.4 million of revenue remained deferred related to this program.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of total revenue	2016	% of total revenue	2017	% of total revenue	2016	% of total revenue
Revenue:
Product	$614.2	81%	$542.0	81%	$1,148.2	80%	$1,012.0	80%
Service	142.0	19%	128.1	19%	282.2	20%	252.6	20%
Total revenue	756.2	100%	670.1	100%	1,430.4	100%	1,264.6	100%
Cost of revenue:
Product	184.3	24%	165.8	25%	348.1	24%	317.4	25%
Service	44.0	6%	33.4	5%	88.3	6%	71.3	6%
Total cost of revenue	228.3	30%	199.2	30%	436.4	30%	388.7	31%
Product gross profit	429.9	57%	376.2	56%	800.1	56%	694.6	55%
Service gross profit	98.0	13%	94.7	14%	193.9	14%	181.3	14%
Gross profit	527.9	70%	470.9	70%	994.0	70%	875.9	69%
Operating expenses:
Selling, general and administrative	185.8	25%	170.8	25%	386.9	27%	343.6	27%
Research and development	84.6	11%	54.7	8%	158.1	11%	107.9	9%
Total operating expenses	270.4	36%	225.5	33%	545.0	38%	451.5	36%
Income from operations	257.5	34%	245.4	37%	449.0	32%	424.4	33%
Interest and other income, net	10.1	1%	8.0	1%	18.8	1%	13.5	1%
Income before taxes	267.6	35%	253.4	38%	467.8	33%	437.9	34%
Income tax expense	46.1	6%	68.9	10%	66.5	5%	117.0	9%
Net income	$221.5	29%	$184.5	28%	$401.3	28%	$320.9	25%
Total Revenue
Total revenue was $756.2 million for the three months ended June 30, 2017, compared with $670.1 million for the three months ended June 30, 2016, resulting from 15% higher recurring revenue driven by approximately 16% higher procedure volume and 7% higher systems revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 17% for both the three and six months ended June 30, 2017, respectively, compared with 19% for both the three and six months ended June 30, 2016. We sell our products and services in Euros and British Pounds in those European markets where we have direct distribution channels, and in Japanese Yen and Korean Won in Japan and South Korea, respectively.
Revenue generated in the U.S. accounted for 73% of total revenue for both the three and six months ended June 30, 2017, compared with 72% of total revenue for both the three and six months ended June 30, 2016. We believe that U.S. revenue has accounted for the large majority of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS market and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three and six months ended June 30, 2017, and 2016 (in millions, except percentages and unit shipments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Instrument and accessory	$397.8	$339.3	$778.6	$661.4
Systems	216.4	202.7	369.6	350.6
Total product revenue	614.2	542.0	1,148.2	1,012.0
Service	142.0	128.1	282.2	252.6
Total revenue	$756.2	$670.1	$1,430.4	$1,264.6
Recurring revenue	$539.8	$467.4	$1,060.8	$914.0
% of total revenue	71%	70%	74%	72%
United States	$550.9	$484.8	$1,042.2	$915.5
OUS	205.3	185.3	388.2	349.1
Total revenue	$756.2	$670.1	$1,430.4	$1,264.6
% of Revenue - U.S.	73%	72%	73%	72%
% of Revenue - OUS	27%	28%	27%	28%

Unit Shipments by Region:
U.S. unit shipments	103	79	180	153
OUS unit shipments	63	51	119	87
Total unit shipments*	166	130	299	240
*Systems shipped under operating leases (included in total unit shipments)	27	15	48	34

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins	34	40	62	80
Unit shipments not involving trade-ins	132	90	237	160

Product Revenue
Three months ended June 30, 2017:
Product revenue increased by 13% to $614.2 million for the three months ended June 30, 2017, compared with $542.0 million for the three months ended June 30, 2016.
Instrument and accessory revenue increased by 17% to $397.8 million for the three months ended June 30, 2017, compared with $339.3 million for the three months ended June 30, 2016. The increase in instrument and accessory revenue was driven by procedure growth of approximately 16% and higher sales of our advanced instruments. Second quarter 2017 U.S. procedure growth of approximately 14% was driven by growth in general surgery procedures, most notably hernia repair and colorectal procedures, and thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories. OUS procedure growth was approximately 22% for the second quarter of 2017, driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery and gynecology. Geographically, second quarter OUS procedure growth was driven by procedure expansion in our direct European markets and China.
Systems revenue increased by 7% to $216.4 million for the three months ended June 30, 2017, compared with $202.7 million for the three months ended June 30, 2016. Higher second quarter 2017 systems revenue was driven by higher system shipments, largely offset by a higher proportion of system placements under operating lease arrangements, lower systems average selling price, and lower Lease Buyout revenue. Revenue from Lease Buyouts was $5.2 million for three months ended June 30, 2017, compared with $12.5 million for the three months ended June 30, 2016. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
During the second quarter of 2017, a total of 166 systems were shipped compared with 130 during the second quarter of 2016. By geography, 103 systems were shipped into the U.S., 29 into Europe, 25 into Asia, and 9 into other markets during the second quarter of 2017, compared with 79 systems shipped into the U.S., 22 into Europe, 23 into Asia, and 6 into other markets during the second quarter of 2016. During the second quarter of 2017, 27 of the 166 systems were shipped under operating lease arrangements compared with 15 of 130 systems shipped during the second quarter of 2016. Operating lease revenue was $6.4 million for the three months ended June 30, 2017, compared with $4.3 million for the three months ended June 30, 2016. The increase in systems shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of systems shipped under operating leases, was approximately $1.46 million for the three months ended June 30, 2017, compared with $1.56 million for the three months ended June 30, 2016. The lower second quarter 2017 ASP primarily reflect product and geographic mix as well as lower pricing offered to customers purchasing multiple systems. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Six months ended June 30, 2017:
Product revenue increased by 13% to $1.1 billion for the six months ended June 30, 2017, compared with $1.0 billion for the six months ended June 30, 2016. First half 2017 product revenue results include $23.4 million of revenue deferred related to the customer trade-out program described above.
Instrument and accessory revenue increased by 18% to $778.6 million for the six months ended June 30, 2017, compared with $661.4 million for the six months ended June 30, 2016. The increase in instrument and accessory revenue was driven by procedure growth of approximately 17% and higher sales of our advanced instruments. First half 2017 U.S. procedure growth of approximately 14% was driven by growth in general surgery procedures, most notably hernia repair and colorectal procedures, and thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories. OUS procedure growth was approximately 25% for the six months ended June 30, 2017, driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery and gynecology. Geographically, higher first half 2017 OUS procedure growth was driven by strong procedure expansion in our direct European markets and China.
Systems revenue increased by 5% to $369.6 million for the six months ended June 30, 2017, compared with $350.6 million for the six months ended June 30, 2016. Higher first half 2017 systems revenue was driven primarily by higher system shipments and largely offset by revenue deferrals associated with our da Vinci X trade-out program, higher proportion system placements under operating lease arrangements, and lower systems average selling price.

During the six months ended June 30, 2017, a total of 299 systems were shipped compared with 240 during the six months ended June 30, 2016. By geography, 180 systems were shipped into the U.S., 50 into Europe, 48 into Asia, and 21 into other markets during the six months ended June 30, 2017, compared with 153 systems shipped into the U.S., 35 into Europe, 41 into Asia, and 11 into other markets during the six months ended June 30, 2016. During the six months ended June 30, 2017, 48 of the 299 systems were shipped under operating lease arrangements compared with 34 of 240 systems shipped during the six months ended June 30, 2016. Operating lease revenue was $11.4 million for the six months ended June 30, 2017, compared with $7.8 million for the six months ended June 30, 2016. The increase in systems shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity.
The da Vinci Surgical System average selling price (“ASP”), excluding the impact of systems shipped under operating leases and revenue deferral related to the customer trade-out program, was approximately $1.46 million for the six months ended June 30, 2017, compared with $1.53 million for the six months ended June 30, 2016. The lower first half 2017 ASP largely reflect product and geographic mix as well as lower pricing offered to customers purchasing multiple systems. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 11% to $142.0 million for the three months ended June 30, 2017, compared with $128.1 million for the three months ended June 30, 2016. Service revenue increased by 12% to $282.2 million for the six months ended June 30, 2017, compared with $252.6 million for the six months ended June 30, 2016. Higher service revenue for the three and six months ended June 30, 2017, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended June 30, 2017, increased 14% to $429.9 million, representing 70.0% of product revenue, compared with $376.2 million, representing 69.4% of product revenue for the three months ended June 30, 2016. Product gross profit for the six months ended June 30, 2017, increased 15% to $800.1 million, representing 69.7% of product revenue, compared with $694.6 million, representing 68.6% of product revenue, for the six months ended June 30, 2016.The higher product gross profit for the three and six months ended June 30, 2017, was primarily driven by higher product revenue and higher gross profit margin.
The higher product gross profit margin for the three and six months ended June 30, 2017, as compared with the same period in 2016, was driven by product cost reductions and manufacturing efficiencies on our da Vinci Xi System and platform products. The higher product gross profit margin for the six months ended June 30, 2017, was partially offset by a $7.8 million litigation settlement charge related to a license and supply agreement recognized in the first quarter of 2017.
Product gross profit for the three and six months ended June 30, 2017, reflected share-based compensation expense of $6.7 million, and $13.5 million, respectively, compared with $6.0 million and $11.7 million for the three and six months ended June 30, 2016, respectively. Product gross profit for the three and six months ended June 30, 2017, included amortization expense of intangible assets of $1.5 million and $3.2 million, respectively, compared with $2.1 million and $4.3 million for the three and six months ended June 30, 2016, respectively.
Service gross profit for the three months ended June 30, 2017, was $98.0 million, or 69.0% of service revenue, compared with $94.7 million, or 73.9% of service revenue for the three months ended June 30, 2016. Service gross profit for the six months ended June 30, 2017, was $193.9 million, or 68.7% of service revenue, compared with $181.3 million, or 71.8% of service revenue for the six months ended June 30, 2016. The higher second quarter and first half 2017 service gross profit was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, partially offset by lower service gross profit margin. The lower service gross profit margin for the three and six months ended June 30, 2017, as compared with the same period in 2016, was primarily driven by higher costs to repair and replace da Vinci Xi endoscope products.
Service gross profit for the three and six months ended June 30, 2017, reflected share-based compensation expense of $3.5 million and $6.7 million, respectively, compared with $3.1 million and $6.1 million for the three and six months ended June 30, 2016, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2017, increased by 9% to $185.8 million, compared with $170.8 million for the three months ended June 30, 2016. Selling, general and administrative expenses for the six months ended June 30, 2017, increased by 13% to $386.9 million, compared with $343.6 million for the six months ended June 30, 2016. The increase for the three and six months ended June 30, 2017, was primarily due to higher OUS expenses associated with our expanded Asian and European teams, infrastructure to support our growth, and higher headcount.

Selling, general and administrative expenses for the three and six months ended June 30, 2017 include pre-tax litigation benefits of $4.5 million, primarily driven by product liability insurance recovery offset by other litigation charges, and litigation charges of $9.0 million, respectively. Selling, general and administrative expenses for the three and six months ended June 30, 2016 include litigation related charges of $4.4 million and $6.6 million, respectively.
Selling, general and administrative expenses for the three and six months ended June 30, 2017, reflected share-based compensation expense of $26.6 million and $52.3 million, respectively, compared with $23.4 million and $47.6 million for the three and six months ended June 30, 2016, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing and significant enhancement of our products.
Research and development expenses for the three months ended June 30, 2017, increased by 55% to $84.6 million, compared with $54.7 million for the three months ended June 30, 2016. Research and development expenses for the six months ended June 30, 2017, increased by 47% to $158.1 million, compared with $107.9 million for the six months ended June 30, 2016. The increase was primarily due to higher personnel and other project costs to support a broader set of product development initiatives, including our da Vinci Single Port Surgical System, robotic-assisted catheter-based medical devices, advanced imaging and analytics, advanced instrumentation, additional da Vinci Xi platform products, and future generations of robotics, as well as expense related to licensed intellectual property.
Share-based compensation expense charged to research and development expense was $13.8 million and $25.7 million for the three and six months ended June 30, 2017, respectively, compared with $10.2 million and $20.1 million for the three and six months ended June 30, 2016, respectively. Amortization expense related to intangible assets was $1.8 million and $3.8 million for the three and six ended June 30, 2017, respectively, compared with $2.5 million and $5.4 million for the three and six months ended June 30, 2016, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiative and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three and six months ended June 30, 2017, was $10.1 million and $18.8 million, respectively, compared with $8.0 million and $13.5 million for the three and six months ended June 30, 2016, respectively. The increase was primarily driven by higher interest earned during the three and six months ended June 30, 2017, associated with higher yield on the our cash and investments.
Income Tax Expense
Income tax expense for the three months ended June 30, 2017, was $46.1 million, or 17.2% of income before taxes, compared with $68.9 million, or 27.2% of income before taxes for the three months ended June 30, 2016. Income tax expense for the six months ended June 30, 2017, was $66.5 million, or 14.2% of income before taxes, compared with $117.0 million, or 26.7% of income before taxes for the six months ended June 30, 2016. Income tax expenses for the three and six months ended June 30, 2017, compared with the same periods of 2016, were lower primarily due to the impact of the adoption of ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, which requires that excess tax benefits and tax deficiencies be recognized in income tax expense as discrete items in the period when the awards vest or are settled. Effective tax rates for these periods also differ from the U.S. federal statutory rate of 35% due to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.
In the first quarter of 2017, we adopted ASU No. 2016-09, which changes how the tax effects of share-based awards are recognized. ASU No. 2016-09 requires excess tax benefits and tax deficiencies associated with employee equity to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. Our provision for income taxes included excess tax benefits associated with employee equity plans of $30.6 million and $63.2 million, which reduced our effective tax rate by 11.4 percentage points and 13.5 percentage points for the three and six months ended June 30, 2017, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP. We expect that the adoption of this ASU will result in increased income tax expense volatility.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short and long-term investments decreased from $4.8 billion at December 31, 2016, to $3.4 billion at June 30, 2017, primarily as a result of a $2.0 billion accelerated share buyback program executed during the first quarter of 2017, partly offset by cash provided by our operations. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of June 30, 2017, $1,375.1 million of our cash, cash equivalents and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. Our intent is to reinvest these funds outside of the U.S. indefinitely, and we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs for the foreseeable future.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the six months ended June 30, 2017, and 2016 (in millions):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in)
Operating activities	$458.0	$488.5
Investing activities	954.5	(429.1)
Financing activities	(1,753.6)	418.6
Effect of exchange rates on cash and cash equivalents	1.0	0.9
Net increase (decrease) in cash and cash equivalents	$(340.1)	$478.9
Operating Activities
For the six months ended June 30, 2017, cash flow provided by operating activities of $458.0 million exceeded our net income of $401.3 million primarily for the following reasons:

1.
Our net income included non-cash items, including share-based compensation of $97.8 million; depreciation expense of $39.6 million; deferred income taxes of $33.8 million; investment related non-cash charges of $11.4 million; and amortization of intangible assets of $7.0 million.

2.
The non-cash charges outlined above were partly offset by changes in operating assets and liabilities that resulted in $132.9 million of cash used by operating activities. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses and other assets, deferred revenue, and other accrued liabilities. Inventory, including the transfer of equipment from inventory to property, plant and equipment, increased by $58.3 million. Accounts receivable increased by $50.9 million primarily due to timing of customer billings and collections. Prepaid expenses and other assets increased by $46.3 million primarily due to an increase in prepaid taxes driven by the timing of tax payments. Accrued compensation and employee benefits decreased by $24.9 million primarily due to the payments of 2016 incentive compensation. The unfavorable impact of these items on cash provided by operating activities was partly offset by a $48.0 million increase in deferred revenue.

Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2017, consisted of proceeds from sales and maturities of investments (net of purchases of investments) of $1.1 billion partly offset by acquisition of property and equipment of $108.3 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, non-U.S. government agency securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2017, consisted of $2.0 billion related to an accelerated share buyback program executed during the first quarter of 2017 that is further described in “Note 7. Stockholders’ Equity” and $50.0 million in taxes paid on behalf of employees related to net share settlements of vested employee equity awards. These uses were partly offset by proceeds from stock option exercises and employee stock purchases of $296.4 million.

Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the second quarter of 2017.
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
There have been no material changes in our market risk during the six months ended June 30, 2017, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
(c) Issuer Purchases of Equity Securities
Since March 2009, we have had an active stock repurchase program. As of June 30, 2017, the Board of Directors has authorized an aggregate amount of up to $6.2 billion for stock repurchases, of which the most recent authorization occurred in December 2016 when the Board increased the authorized amount available under the Company’s share repurchase program to $3.0 billion. No shares were purchased during the three months ended June 30, 2017. $991.6 million remained available to repurchase shares under the authorized repurchase program as of June 30, 2017. The authorized stock repurchase program does not have an expiration date.

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

10.1
Amended and Restated Intuitive Surgical, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).

10.2
Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 21, 2017