Form 10-Q
period 2017-09-30
INTUITIVE SURGICAL INC
filed 2017-10-20
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 112,047,836 shares of Common Stock, $0.001 par value per share, outstanding as of October 17, 2017.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$875.0	$1,036.6
Short-term investments	1,271.8	1,518.0
Accounts receivable, net	468.0	430.2
Inventory	225.2	182.3
Prepaids and other current assets	88.9	83.3
Total current assets	2,928.9	3,250.4
Property, plant and equipment, net	584.8	458.4
Long-term investments	1,655.2	2,283.3
Deferred tax assets	119.8	150.9
Intangible and other assets, net	154.8	142.8
Goodwill	201.1	201.1
Total assets	$5,644.6	$6,486.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80.4	$68.5
Accrued compensation and employee benefits	124.7	136.4
Deferred revenue	282.5	240.6
Other accrued liabilities	128.1	151.0
Total current liabilities	615.7	596.5
Other long-term liabilities	69.0	112.6
Total liabilities	684.7	709.1
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2017, and December 31, 2016	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 112.0 shares and 116.4 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	0.1	—
Additional paid-in capital	4,190.4	4,211.8
Retained earnings	776.6	1,574.9
Accumulated other comprehensive loss	(9.2)	(8.9)
Total Intuitive Surgical, Inc. stockholders’ equity	4,957.9	5,777.8
Noncontrolling interest in joint venture	2.0	—
Total stockholders’ equity	4,959.9	5,777.8
Total liabilities and stockholders’ equity	$5,644.6	$6,486.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2017	2016	2017	2016
Revenue:
Product	$659.3	$553.2	$1,807.5	$1,565.2
Service	146.8	129.7	429.0	382.3
Total revenue	806.1	682.9	2,236.5	1,947.5
Cost of revenue:
Product	195.0	158.4	543.1	475.8
Service	44.3	37.5	132.6	108.8
Total cost of revenue	239.3	195.9	675.7	584.6
Gross profit	566.8	487.0	1,560.8	1,362.9
Operating expenses:
Selling, general and administrative	204.8	168.0	591.7	511.6
Research and development	83.4	62.6	241.5	170.5
Total operating expenses	288.2	230.6	833.2	682.1
Income from operations	278.6	256.4	727.6	680.8
Interest and other income, net	10.8	10.4	29.6	23.9
Income before taxes	289.4	266.8	757.2	704.7
Income tax (benefit) expense	(8.1)	55.8	58.4	172.8
Net income	$297.5	$211.0	$698.8	$531.9
Net income per share:
Basic	$2.66	$1.82	$6.26	$4.64
Diluted	$2.55	$1.77	$6.03	$4.52
Shares used in computing net income per share:
Basic	111.8	116.1	111.6	114.6
Diluted	116.8	119.1	115.9	117.6
Total comprehensive income	$298.1	$205.7	$698.5	$545.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2017	2016
Operating activities:
Net income	$698.8	$531.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	61.4	54.0
Amortization of intangible assets	10.1	14.0
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	16.8	26.3
Deferred income taxes	28.8	31.7
Income tax benefits from employee stock plans	—	25.6
Share-based compensation expense	153.5	132.1
Changes in operating assets and liabilities
Accounts receivable	(37.8)	(37.7)
Inventory	(82.7)	(40.8)
Prepaids and other assets	(13.6)	(19.0)
Accounts payable	11.9	6.4
Accrued compensation and employee benefits	(11.3)	(12.9)
Deferred revenue	45.1	5.9
Other liabilities	(69.1)	39.8
Net cash provided by operating activities (1)	811.9	757.3
Investing activities:
Purchase of investments	(1,122.1)	(1,896.6)
Proceeds from sales of investments	1,525.6	278.4
Proceeds from maturities of investments	450.7	683.9
Purchase of property, plant and equipment, and intellectual property	(159.7)	(36.1)
Net cash provided by (used in) investing activities	694.5	(970.4)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	381.6	550.4
Taxes paid related to net share settlement of equity awards	(53.6)	(23.2)
Repurchase of common stock	(2,000.0)	(8.1)
Other financing activities	2.0	—
Net cash provided by (used in) financing activities (1)	(1,670.0)	519.1
Effect of exchange rate changes on cash and cash equivalents	2.0	1.0
Net increase (decrease) in cash and cash equivalents	(161.6)	307.0
Cash and cash equivalents, beginning of period	1,036.6	714.6
Cash and cash equivalents, end of period	$875.0	$1,021.6

(1) The Company adopted ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, during the first quarter of 2017. This ASU eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $39.5 million of excess tax benefits from financing activities to operating activities for the nine months ended September 30, 2016.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, “Intuitive Surgical”, “Intuitive”, and the “Company” refer to Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries.
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2016, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on February 6, 2017. The results of operations for the first nine months of fiscal year 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and the balances of the Company's majority owned joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. The Company holds a controlling financial interest in the joint venture and the noncontrolling interest is reflected as a separate component of consolidated stockholders’ equity. Noncontrolling interest in net income was inconsequential to the consolidated results for all periods presented and, therefore, has not been separately presented in the condensed consolidated statements of comprehensive income.
Common Stock Split
Shares issued pursuant to the three-for-one stock split (the “Stock Split”) of the Company’s issued and outstanding common stock, par value $0.001 per share, were distributed on October 5, 2017, to stockholders of record as of September 29, 2017. All share and per share information presented in the Financial Statements have been retroactively adjusted to reflect the Stock Split.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective for the Company in the first quarter of fiscal year 2018.
The Company currently plans to adopt this accounting standard in the first quarter of fiscal year 2018 using the full retrospective method to restate each prior reporting period presented in its Financial Statements. While the Company is continuing to assess the effect of this new standard, the Company currently believes that contractual future billings related to services included in its multi-year contracts will be considered performance obligations that should be part of the contract consideration allocated to all deliverables. Under the current standard, future service billings are considered to be contingent revenue. Accordingly, the amount of contract consideration allocated to the performance obligations identified in the Company’s system arrangements would be different under the new standard than the amount allocated under the current standard, which will result in an acceleration of revenue recognition. The Company currently expects that under the new standard a greater amount of the contract consideration would be allocated to the product-related performance obligations, which are generally delivered upfront. In addition, the Company also expects that incremental contract acquisition costs of obtaining revenue generating contracts, such as sales commissions paid in connection with system sales with multi-year service commitments, would be capitalized and amortized over the economic life of the contract. Under the current guidance, the Company expenses such costs when incurred.
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
Adopted Accounting Pronouncement
Beginning fiscal 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, which changes among other things, how the tax effects of share-based awards are recognized. ASU No. 2016-09 requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were generally recorded as part of additional paid-in capital. The provision for income taxes for the three and nine months ended September 30, 2017, included excess tax benefits of $19.7 million and $82.9 million, respectively, that reduced the Company’s effective tax rate by 6.8 and 10.9 percentage points, respectively. The recognized excess tax benefits resulted from share-based compensation awards primarily associated with employee equity plans that were vested or settled in the three and nine months ended September 30, 2017. This ASU also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $39.5 million of excess tax benefits from financing activities to operating activities for the nine months ended September 30, 2016. The Company also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by this ASU. In addition, the Company elected to continue its current practice of estimating expected forfeitures. The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP.
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance to the Company. The information provided below related to the Company’s allowance for sales returns and doubtful accounts policies provide additional clarification on the Company’s policy of accounting for arrangements with rights of return that occurred during the first quarter of 2017.

Allowance for Sales Returns and Doubtful Accounts
The allowance for sales returns is based on the Company’s estimate of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
The Company offered certain customers who purchased surgical systems in the first quarter of fiscal 2017 the opportunity to return such systems and receive a credit toward the purchase of the da Vinci X surgical system launched in the second quarter of 2017. In accordance with the guidance relating to the accounting for arrangements in which return rights exist, revenue and associated costs equal to the Company’s estimate of the amount of product that will be returned in a future period was deferred. A total of $23.4 million and $8.1 million of revenue and product costs, respectively, related to shipments made in the first quarter of 2017, were deferred from recognition in the Company’s first quarter Financial Statements. Subject to meeting all other criteria of the Company’s revenue recognition policy, the revenue and product cost deferred will be recognized at the date the trade-out rights are exercised by the customers or at the expiration of unexercised rights, which the Company anticipates to be substantially completed prior to the end of 2017. During the three months ended September 30, 2017, the Company recognized $21.3 million and $7.3 million of previously deferred revenue and product costs, respectively, as a result of those offers having expired unexercised. As of September 30, 2017, a total of $2.1 million and $0.8 million of revenue and product costs, respectively, remained deferred related to this program.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term, or long-term investments as of September 30, 2017, and December 31, 2016 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2017
Cash	$252.4	$—	$—	$252.4	$252.4	$—	$—
Level 1:
Money market funds	590.5	—	—	590.5	590.5	—	—
U.S. treasuries	448.7	—	(1.9)	446.8	8.7	182.8	255.3
Subtotal	1,039.2	—	(1.9)	1,037.3	599.2	182.8	255.3
Level 2:
Commercial paper	80.5	—	—	80.5	6.0	74.5	—
Corporate debt securities	1,262.9	0.6	(2.2)	1,261.3	2.4	533.0	725.9
U.S. government agencies	774.2	0.1	(2.5)	771.8	8.0	270.7	493.1
Non-U.S. government securities	8.5	—	—	8.5	6.0	2.5	—
Municipal securities	390.4	0.2	(0.4)	390.2	1.0	208.3	180.9
Subtotal	2,516.5	0.9	(5.1)	2,512.3	23.4	1,089.0	1,399.9
Total assets measured at fair value	$3,808.1	$0.9	$(7.0)	$3,802.0	$875.0	$1,271.8	$1,655.2

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2016
Cash	$227.7	$—	$—	$227.7	$227.7	$—	$—
Level 1:
Money market funds	612.4	—	—	612.4	612.4	—	—
U.S. treasuries	625.9	0.1	(2.0)	624.0	157.9	168.4	297.7
Subtotal	1,238.3	0.1	(2.0)	1,236.4	770.3	168.4	297.7
Level 2:
Commercial paper	139.6	—	—	139.6	31.1	108.5	—
Corporate debt securities	1,471.8	0.7	(5.0)	1,467.5	2.9	555.4	909.2
U.S. government agencies	938.7	0.5	(2.9)	936.3	—	342.7	593.6
Non-U.S. government securities	18.5	—	—	18.5	—	16.0	2.5
Municipal securities	815.4	—	(3.5)	811.9	4.6	327.0	480.3
Subtotal	3,384.0	1.2	(11.4)	3,373.8	38.6	1,349.6	1,985.6
Total assets measured at fair value	$4,850.0	$1.3	$(13.4)	$4,837.9	$1,036.6	$1,518.0	$2,283.3
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of September 30, 2017 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,304.9	$1,303.9
Mature in one to five years	1,660.3	1,655.2
Total	$2,965.2	$2,959.1
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses, recognized on the sale of investments, were not material for any of the periods presented. There were no transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2017, and there were no changes in the valuation techniques used by the Company.
Foreign Currency Derivatives
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on cash flow from foreign currency denominated sales, expenses, intercompany balances, and other monetary assets or liabilities denominated in currencies other than the U.S. dollar (“USD”). The terms of the Company’s derivative contracts are generally twelve months or shorter. The derivative assets and liabilities are measured using Level 2 fair value inputs.
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
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and CHF. The net gains (losses) recognized in interest and other income, net in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017, and 2016, were not material.

The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Notional amounts:
Forward contracts	$130.0	$109.7	$122.5	$143.7
Gross fair value recorded in:
Prepaids and other current assets	$1.6	$6.2	$1.7	$5.6
Other accrued liabilities	$4.1	$1.0	$2.5	$0.6
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Inventory
The following table provides further details of inventory (in millions):

	As of
	September 30, 2017	December 31, 2016
Raw materials	$67.7	$54.8
Work-in-process	18.5	13.4
Finished goods	139.0	114.1
Total inventory	$225.2	$182.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing activities (in millions):

	Nine Months Ended September 30,
	2017	2016
Equipment transfers, including operating lease assets, from inventory to property, plant and equipment	$45.1	$31.1
NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	September 30, 2017	December 31, 2016
Gross lease receivable	$113.0	$104.3
Unearned income	(4.7)	(4.8)
Allowance for credit loss	(0.8)	(0.6)
Net investment in sales-type leases	107.5	98.9
Reported as:
Prepaids and other current assets	35.0	29.8
Intangible and other assets, net	72.5	69.1
Total, net	$107.5	$98.9
Contractual maturities of gross lease receivables at September 30, 2017, are as follows (in millions):

Amount
2017	$9.3
2018	38.0
2019	29.8
2020	19.5
2021	11.2
2022 and thereafter	5.2
Total	$113.0
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
A liability and related charge to earnings are recorded in the Company’s Financial Statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is reevaluated each accounting period and is based on all available information, including impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. Nevertheless, it is possible that additional future legal costs (including settlements, judgments, legal fees, and other related defense costs) could have a material adverse effect on the Company’s business, financial position, or future results of operations.
Purported Shareholder Class Action Lawsuits filed April 26, 2013, and May 24, 2013
On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical, et al., No. 5-13-cv-1920, was filed against a number of the Company’s current and former officers and directors in the United States District Court for the Northern District of California. A substantially identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 5:13-cv-02365, was filed in the same court against the same defendants on May 24, 2013. The Adel case was voluntarily dismissed without prejudice on August 20, 2013.
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been retitled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the SEC. On November 18, 2013, the court appointed the Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, which was granted in part and denied in part on August 21, 2014. The plaintiffs elected not to further amend their complaint at that time. On October 22, 2014, the court granted the Company’s motion for leave to file a motion for reconsideration of the court’s August 21, 2014, order. The Company filed its motion for reconsideration on November 5, 2014. Following opposition and reply briefing, the court denied the motion on December 15, 2014, allowing the case to move forward on the claims that remained. The plaintiffs moved for class certification on September 1, 2015, and following opposition and reply briefing, the court held a hearing on the motion on January 21, 2016. While that motion remained pending, on October 11, 2016, the Company sent plaintiffs’ lead counsel, Labaton Sucharow LLP, a letter enclosing a draft motion for sanctions pursuant to Federal Rule of Civil Procedure 11, primarily based on statements to the court that lacked a proper factual basis. In response, on November 1, 2016, plaintiffs’ local counsel withdrew from the case entirely and withdrew their signatures from the disputed pleadings. On November 2, 2016, Labaton Sucharow LLP filed a motion for leave to file an amended complaint that did not include the disputed statements. On November 16, 2016, the Company filed an opposition to plaintiffs’ motion, along with an independent motion to strike the amended complaint and the pleadings from which plaintiffs’ local counsel withdrew their signatures. Following additional briefing, the motion for leave to amend and motion to strike were fully submitted to the court on November 23, 2016, and December 7, 2016, respectively. On December 22, 2016, the court entered an order granting plaintiffs’ motion for class certification. On January 5, 2017, the Company filed a Petition for Permission to Appeal from the order granting class certification in the U.S. Court of Appeals for the Ninth Circuit. The court of appeals has not yet ruled on the Company’s petition. On January 12, 2017, plaintiffs sought leave to file a motion for partial reconsideration of the court’s class certification order, which the court granted on March 17, 2017. Plaintiffs filed the motion for reconsideration itself on April 3, 2017, and the Company filed its opposition on April 17, 2017. The court denied the motion on September 29, 2017. On January 25, 2017, the court entered an order granting plaintiffs’ motion for leave to amend the complaint and denying the Company’s motion to strike. On February 9, 2017, the Company moved to dismiss the amended complaint. Following opposition and reply briefing, the matter was fully submitted to the court on March 2, 2017. The court denied the motion on September 29,

2017. On July 13, 2017, the parties filed a stipulation vacating the case schedule, which the court entered on July 14, 2017. On October 11, 2017, the court scheduled a trial setting conference for November 16, 2017. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s business, financial position, or future results of operations.
Purported Derivative Actions filed on February 3, 2014, February 21, 2014, March 21, 2014, June 3, 2014, and March 5, 2015
On February 3, 2014, an alleged stockholder, Robert Berg, caused a purported stockholder’s derivative lawsuit entitled Berg v. Guthart et al., No. 4:14-CV-00515, to be filed in the United States District Court for the Northern District of California. The lawsuit names the Company as a nominal defendant and names a number of the Company’s current and former officers and directors as defendants.  The plaintiff seeks to recover, on the Company’s behalf, unspecified damages purportedly sustained by the Company in connection with allegedly misleading statements and/or omissions made in connection with the Company’s financial reporting for the period between 2012 and early 2014. The plaintiff also seeks a series of changes to the Company’s corporate governance policies and an award of attorneys’ fees.  On April 3, 2014, the case was related to In re Intuitive Surgical Securities Litigation. On July 30, 2014, the court granted Berg’s motion to be appointed lead plaintiff, denied the City of Birmingham’s motion seeking such appointment (see below for additional description), and retitled the matter In re Intuitive Surgical, Inc. Shareholder Derivative Litigation, No. 4:14-CV-00515. On August 13, 2014, the plaintiffs filed a consolidated complaint, making allegations substantially similar to the allegations in the original complaint. On September 12, 2014, the Company filed a motion to dismiss the consolidated complaint. The plaintiffs filed an opposition on October 9, 2014, and the Company filed its reply on October 30, 2014. The court denied the Company’s motion to dismiss on November 16, 2015. On January 26, 2016, the Company moved to stay this lawsuit in favor of Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al. (see below for additional description). Plaintiff opposed the motion to stay on February 16, 2016, the Company filed its reply on March 1, 2016, and a hearing was set for June 16, 2016. While the motion was pending, however, the Company and the plaintiff agreed in principle that the plaintiff would file a motion to intervene in the Public School Teachers’ Pension and Retirement Fund of Chicago action and withdraw his opposition to the motion to stay. On March 17, 2016, the parties jointly requested that the court not rule on the motion to stay while the agreement was being implemented. Following additional negotiations, the plaintiff filed an unopposed motion to intervene on April 29, 2016. After additional briefing, on May 23, 2016, the court in the Public School Teachers’ Pension and Retirement Fund of Chicago action granted the motion. Accordingly, on May 31, 2016, the parties filed a stipulation requesting that the court stay In re Intuitive Surgical, Inc. Shareholder Derivative Litigation. The court granted the stay on June 2, 2016. Additional discussions between the parties ensued, and on September 15, 2016, they executed a confidential Memorandum of Understanding that contained the essential terms of a settlement to which the parties agreed in principle. That settlement, as later finalized, provides for a dismissal with prejudice and release of all claims brought in both the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action and the Public School Teachers’ Pension and Retirement Fund of Chicago action, as well as City of Plantation Police Officers’ Employees’ Retirement System v. Guthart et al. (see below for additional description). The settlement, which also includes terms that require the Company to reimburse the plaintiffs’ lawyers’ legal fees, is subject to court approval as described below. In the interim, the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action remains stayed. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s business, financial position, or future results of operations.
On February 21, 2014, a second alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Public School Teachers’ Pension and Retirement Fund of Chicago v. Guthart et al., No. CIV 526930, to be filed in the Superior Court of the State of California, County of San Mateo, against the same parties and seeking the same relief.  On March 26, 2014, the case was removed to the United States District Court for the Northern District of California, where it was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart on April 30, 2014. The district court remanded the case back to San Mateo County Superior Court on June 30, 2014. On August 28, 2014, the Company filed a motion seeking to stay the case in favor of the federal action and asking that the plaintiff be required to post a bond on the grounds that the action was duplicative and was not in the Company’s best interests. On November 13, 2014, the superior court entered an order denying in part the Company’s motion to stay and denying the Company’s request for plaintiff’s bond. On November 18, 2014, the Company petitioned the First Appellate District of the California, Court of Appeal for a writ of mandate directing the superior court to stay the case in its entirety. At the same time, the Company requested an immediate stay of proceedings pending resolution of the petition. On November 19, 2014, the court of appeal granted the Company’s request for an immediate stay of the proceedings and set a briefing schedule for the petition. The plaintiff filed its opposition to the petition on December 8, 2014, and the Company filed its reply on December 22, 2014. The petition was denied on January 8, 2015. On January 20, 2015, the Company filed a demurrer (moved to dismiss the complaint). The plaintiff filed its opposition to the demurrer on February 10, 2015, and the Company filed its reply on February 20, 2015. A hearing was held on February 27, 2015, and the court overruled the demurrer on March 27, 2015. The court’s order was entered on April 2, 2015. On June 19, 2015, the Company moved for summary judgment, and a hearing on the Company’s motion was set for September 4, 2015. On July 6, 2015, the court amended the case schedule, and the Company withdrew its motion for summary judgment. The court later further amended the case schedule, and trial was eventually reset for

September 16, 2016. On May 23, 2016, the court granted an unopposed motion to intervene filed by the plaintiffs in In re Intuitive Surgical, Inc. Shareholder Derivative Litigation and City of Birmingham Relief and Retirement System v. Guthart et al. (see above and below for additional description). The Company filed a new motion for summary judgment on June 1, 2016, and the plaintiff filed a motion for summary adjudication regarding certain affirmative defenses on June 2, 2016. Following opposition and reply briefing, the court heard argument on the motions for summary judgment and summary adjudication on August 24, 2016. While the motions were pending, on September 15, 2016, the parties executed the confidential Memorandum of Understanding described above, which contained the essential terms of a settlement to which the parties agreed in principle. The parties notified the court of the Memorandum of Understanding on September 15, 2016, and on September 16, 2016, the court entered an order vacating the trial date and ruling that the motions for summary judgment and summary adjudication (along with other pre-trial motions) were moot. The parties finalized the settlement over the ensuing months, appearing before the court periodically to keep it apprised of their progress. The final settlement provides for a dismissal with prejudice and release of all claims brought in the Public School Teachers’ Pension and Retirement Fund of Chicago action, as well as the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action and the City of Plantation Police Officers’ Employees’ Retirement System action and the other similar derivative cases (see above and below, respectively, for additional description). The settlement also includes terms that require the Company to reimburse the plaintiffs’ lawyers’ legal fees. On July 7, 2017, the plaintiff filed a motion for preliminary approval of the settlement, and on July 18, 2017, the Company filed a statement of non-opposition. On August 9, 2017, the court entered an order preliminarily approving settlement, providing for notice to the Company’s shareholders, and setting a final settlement hearing. On October 20, 2017, the final settlement was approved by the court. During the three and nine months ended September 30, 2017, the Company recorded $8.7 million and $11.7 million, respectively, of pre-tax charges to reflect the estimated cost of settling this matter. As of September 30, 2017, a total of $16.7 million was included in other accrued liabilities in the accompanying Consolidated Balance Sheets related to this settlement.
On March 21, 2014, a third alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Birmingham Relief and Retirement System v. Guthart et al., No. 5-14-CV-01307, to be filed in the United States District Court for the Northern District of California against the same parties and seeking the same relief. On April 8, 2014, the lawsuit was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart. On July 30, 2014, the court consolidated the case with Berg v. Guthart and, as noted above, granted Berg’s motion to be appointed lead plaintiff and denied the City of Birmingham’s motion seeking such appointment. Accordingly, the City of Birmingham Relief and Retirement System action will be resolved by the pending settlement of the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action (see above for additional description). Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s business, financial position, or future results of operations.
On June 3, 2014, a fourth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled City of Plantation Police Officers’ Employees’ Retirement System v. Guthart et al., C.A. No. 9726-CB, to be filed in the Court of Chancery of the State of Delaware. The Company filed a motion to stay proceedings in favor of the earlier-filed stockholder derivative lawsuits pending in federal and state courts in California. In light of the Company’s motion, the plaintiff agreed to a stay of all proceedings in the case in favor of the earlier-filed actions. While the case was stayed, the parties agreed that the plaintiff would file a motion to intervene in the Public School Teachers’ Pension and Retirement Fund of Chicago action (see above for additional description). The plaintiff filed an unopposed motion to intervene on April 29, 2016. After additional briefing, on May 23, 2016, the court in the Public School Teachers’ Pension and Retirement Fund of Chicago action granted the plaintiff’s motion. However, on June 21, 2016, in response to discovery requests, the plaintiff admitted that it did not continuously hold the Company’s stock during all relevant times. Accordingly, on July 21, 2016, the plaintiff filed a request for dismissal as an additional plaintiff in the Public School Teachers’ Pension and Retirement Fund of Chicago action, which the court in that action granted with prejudice on July 22, 2016. On September 15, 2016, the parties executed the confidential Memorandum of Understanding described above, which contained the essential terms of a settlement to which the parties agreed in principle. That settlement, as later finalized, provides for a dismissal with prejudice and release of all claims brought in the City of Plantation Police Officers’ Employees’ Retirement System action, as well as both the In re Intuitive Surgical, Inc. Shareholder Derivative Litigation action and the Public School Teachers’ Pension and Retirement Fund of Chicago action (see above for additional description). The settlement, which also includes terms that require the Company to reimburse the plaintiffs’ lawyers’ legal fees, is subject to court approval as described above. In the interim, the City of Plantation Police Officers’ Employees’ Retirement System action remains stayed. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s business, financial position, or future results of operations.
On March 5, 2015, a fifth alleged stockholder caused a substantially similar purported stockholder’s derivative lawsuit entitled Back v. Guthart et al., No. 3:15-CV-01037, to be filed in the United States District Court for the Northern District of California. On April 7, 2015, the lawsuit was related to In re Intuitive Surgical Securities Litigation and Berg v. Guthart. The Company filed a motion to dismiss the complaint on July 10, 2015. On August 13, 2015, the parties stipulated to a complete stay of the matter and the court entered an order reflecting the stay on August 17, 2015. On September 11, 2017, the plaintiff filed a motion to lift the stay and reopen the case and for leave to file amended complaint. On September 25, 2017, the individual defendants filed an opposition to plaintiffs’ motion, which the Company joined on September 26, 2017. Plaintiff filed his reply October 2, 2017, and the Court has set a hearing for January 25, 2018. The Company believes the settlement of the cases described above will make this motion and the action itself moot and will move for dismissal on that basis. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s business, financial position, or future results of operations.
Product Liability Litigation
The Company is currently named as a defendant in approximately 45 individual product liability lawsuits filed in various state and federal courts by plaintiffs who allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases death as a result of such surgery. The Company has also received a large number of product liability claims from plaintiffs’ attorneys, many of which are subject to certain tolling agreements further discussed below. The Company has also been named as a defendant in a multi-plaintiff lawsuit filed in Missouri state court. In total, plaintiffs in that case seek damages on behalf of 55 patients from 22 different states who had surgeries in which their surgeons used the da Vinci Surgical System. Several of the filed cases have trial dates in the next 12 months.
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
Plaintiffs’ attorneys have also engaged in well-funded national advertising efforts seeking patients dissatisfied with surgery utilizing the da Vinci Surgical System. The Company has received a significant number of such claims from plaintiffs’ attorneys that it believes are a result of these advertising efforts. A substantial number of claims relate to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments which included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for many of these claims and engaged in confidential mediation efforts.
After an extended confidential mediation process with legal counsel for many of the claimants covered by the tolling agreements, the Company determined during 2014 that, while it denies any and all liability, in light of the costs and risks of litigation, settlement of certain claims was appropriate. During the three months ended September 30, 2017, and 2016, no significant charges were recorded related to these claims. During the nine months ended September 30, 2017, and 2016, the Company recorded $15.6 million and $6.3 million, respectively, of pre-tax charges to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements. The Company has reached confidential settlements in many of the cases that were in the confidential mediation process and earlier filed cases.
The Company’s estimate of the anticipated cost of resolving these claims is based on negotiations with attorneys for claimants who have participated in the mediation process. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants whose claims were not resolved through the mediation program, as well as those claimants who have not participated in mediations, will choose to pursue greater amounts in a court of law. Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company’s business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time. As of September 30, 2017, and December 31, 2016, a total of $18.4 million and $20.5 million, respectively, were included in other accrued liabilities in the accompanying Consolidated Balance Sheets related to the tolled product liability claims.
In February 2011, the Company was named as a defendant in a product liability action that had originally been filed in Washington State Superior Court for Kitsap County against the healthcare providers and hospital involved in a decedent’s surgery on such decedent’s behalf (Josette Taylor, as Personal Representative of the Estate of Fred E. Taylor, deceased; and on behalf of the Estate of Fred E. Taylor v. Intuitive Surgical, Inc., No. 09-2-03136-5). In Taylor, plaintiff asserted wrongful death and product liability claims against the Company, generally alleging that the decedent died four years after surgery as a result of injuries purportedly suffered during the surgery, which was conducted with the use of the da Vinci Surgical System. The plaintiff in Taylor asserted that such injuries were caused, in whole or in part, by the Company’s purported failure to properly train, warn, and instruct the surgeon. The lawsuit sought unspecified damages for past medical expenses, pain and suffering, loss of consortium as well as punitive damages. A trial commenced on April 15, 2013. On May 23, 2013, the jury returned a defense verdict, finding that the Company was not negligent. Judgment was entered in the Company’s favor on June 7, 2013. Subsequent to the verdict, the plaintiff filed a notice of appeal. That appeal was denied on July 7, 2015. On July 27, 2015, plaintiff filed a motion for reconsideration with the court of appeal; the court of appeal denied the motion for reconsideration on August 10, 2015. On September 9, 2015, plaintiff filed a Petition for Review with the Washington State Supreme Court (“Washington Supreme Court”). On February 10, 2016, the Washington Supreme Court issued an order granting the plaintiff’s Petition for Review. Oral argument on the appeal before the Washington Supreme Court was heard on June 7, 2016. On February 9, 2017, the Washington Supreme Court vacated the defense verdict and remanded the case for retrial, which is currently scheduled to begin on February 12, 2018. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s business, financial position, or future results of operations.
Patent Litigation
On June 30, 2017, Ethicon LLC., Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 7.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $6.2 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in December 2016 when the Board increased the authorized amount available under Repurchase Program to $3.0 billion. As of September 30, 2017, the remaining amount of share repurchases authorized by the Board was approximately $991.6 million.
 On January 24, 2017, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $2.0 billion of the Company’s common stock. On January 27, 2017, the Company made a payment of $2.0 billion to Goldman and Goldman delivered to the Company an initial delivery of approximately 7.3 million shares of the Company’s common stock with an aggregate market value of approximately $1.6 billion on the date of the transaction, which was accounted as a reduction to common stock and additional paid-in capital by an aggregate of $152.0 million and $1,448.0 million to retained earnings. The remaining $400.0 million was recorded as a forward contract as a reduction to additional paid-in capital. The Company reflects the ASR Program as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.
The total number of shares that the Company will repurchase under the ASR Program will be based generally on the daily volume-weighted average price per share of the Company’s common stock during the repurchase period, less a discount. Depending on the circumstances at settlement, Goldman may be required to deliver additional shares of common stock to the Company or the Company may be required either to deliver shares of common stock or make a cash payment to Goldman. Final settlement of the ASR Program is scheduled to be completed by the fourth quarter of 2017, although the completion date may be accelerated at Goldman’s option.
The Company repurchased approximately 47,000 shares of the Company’s common stock in the open market during the nine months ended September 30, 2016. There were no shares repurchased during the three month periods ended September 30, 2017, and 2016. The following table provides the share repurchase activities during the nine months ended September 30, 2017, and 2016 (in millions, except per share amounts):

	Nine Months Ended September 30,
	2017	2016
Shares repurchased	7.3	—
Average price per share	(a)	$172.18
Value of shares repurchased	(a)	$8.1
(a) The number of shares repurchased represents shares delivered during the nine months ended September 30, 2017, and does not represent the final number of shares to be delivered under the ASR Program. Therefore, the average price paid per share will be determined at the end of the applicable purchase period.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2017, and 2016, are as follows (in millions):

	Three Months Ended September 30, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(1.9)	$(5.3)	$1.0	$(3.6)	$(9.8)
Other comprehensive income before reclassifications	(2.0)	0.7	0.8	—	(0.5)
Amounts reclassified from accumulated other comprehensive income	1.1	—	—	—	1.1
Net current-period other comprehensive income (loss)	(0.9)	0.7	0.8	—	0.6
Ending balance	$(2.8)	$(4.6)	$1.8	$(3.6)	$(9.2)

	Three Months Ended September 30, 2016
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(1.0)	$10.5	$3.1	$(3.3)	$9.3
Other comprehensive income before reclassifications	(1.9)	(5.6)	0.7	—	(6.8)
Amounts reclassified from accumulated other comprehensive income	1.3	—	—	0.2	1.5
Net current-period other comprehensive income (loss)	(0.6)	(5.6)	0.7	0.2	(5.3)
Ending balance	$(1.6)	$4.9	$3.8	$(3.1)	$4.0

	Nine Months Ended September 30, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.0	$(8.6)	$(1.3)	$(4.0)	$(8.9)
Other comprehensive income before reclassifications	(7.1)	4.0	3.1	0.1	0.1
Amounts reclassified from accumulated other comprehensive income	(0.7)	—	—	0.3	(0.4)
Net current-period other comprehensive income (loss)	(7.8)	4.0	3.1	0.4	(0.3)
Ending balance	$(2.8)	$(4.6)	$1.8	$(3.6)	$(9.2)

	Nine Months Ended September 30, 2016
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.5	$(4.2)	$(3.3)	$(3.5)	$(9.5)
Other comprehensive income before reclassifications	(4.4)	8.8	7.1	—	11.5
Amounts reclassified from accumulated other comprehensive income	1.3	0.3	—	0.4	2.0
Net current-period other comprehensive income (loss)	(3.1)	9.1	7.1	0.4	13.5
Ending balance	$(1.6)	$4.9	$3.8	$(3.1)	$4.0
NOTE 8.    SHARE-BASED COMPENSATION
In April 2017, the Company’s shareholders approved an amended and restated 2000 Employee Stock Purchase Plan (the “ESPP”) to provide for an increase in the number of shares of common stock reserved for issuance from 2,030,105 to 2,530,105 (or, after giving effect to the Stock Split, 6,090,315 to 7,590,315). The Company’s shareholders also approved an amended and restated 2010 Incentive Award Plan (“2010 Plan”) to provide for an increase in the number of shares of common stock reserved for issuance from 7,050,000 to 8,150,000 (or, after giving effect to the Stock Split, 21,150,000 to 24,450,000). As of September 30, 2017, approximately 6.3 million shares of common stock were reserved for future issuance under the Company’s stock plans. A maximum of approximately 2.7 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the nine months ended September 30, 2017, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2016	9.3	$148.36
Options granted	0.7	$282.99
Options exercised	(2.5)	$140.31
Options forfeited/expired	(0.1)	$193.50
Balance at September 30, 2017	7.4	$162.90
As of September 30, 2017, options to purchase an aggregate of 5.6 million shares of common stock were exercisable at a weighted-average price of $145.37 per share.

Restricted Stock Units Information
A summary of RSU activity for the nine months ended September 30, 2017, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	1.8	$174.72
Granted	1.0	$245.40
Vested	(0.5)	$170.58
Forfeited	(0.1)	$200.82
Unvested balance at September 30, 2017	2.2	$207.09
Employee Stock Purchase Plan
Under the ESPP, employees purchased approximately 0.2 million shares for $38.3 million and 0.2 million shares for $32.5 million during the nine months ended September 30, 2017, and 2016, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2017, and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales - products	$7.0	$6.9	$20.5	$18.6
Cost of sales - services	3.7	3.3	10.4	9.4
Total cost of sales	10.7	10.2	30.9	28.0
Selling, general and administrative	30.0	25.3	82.3	72.9
Research and development	15.2	11.4	40.9	31.5
Share-based compensation expense before income taxes	55.9	46.9	154.1	132.4
Income tax benefit	18.4	14.8	50.3	41.5
Share-based compensation expense after income taxes	$37.5	$32.1	$103.8	$90.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock Option Plans
Risk free interest rate	1.7%	1.0%	1.8%	1.1%
Expected term (in years)	3.9	3.9	4.1	4.2
Expected volatility	26%	24%	25%	27%
Weighted average fair value at grant date	$74.37	$47.32	$65.12	$46.90
Employee Stock Purchase Plan
Risk free interest rate	1.2%	0.5%	1.2%	0.6%
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	29%	27%	28%	30%
Weighted average fair value at grant date	$85.23	$61.14	$79.77	$57.57
NOTE 9.    INCOME TAXES
Income tax (benefit) expense for the three months ended September 30, 2017, was $(8.1) million, or (2.8)% of income before taxes, compared with $55.8 million, or 20.9% of income before taxes for the three months ended September 30, 2016. Income tax expense for the nine months ended September 30, 2017, was $58.4 million, or 7.7% of income before taxes, compared with $172.8 million, or 24.5% of income before taxes for the nine months ended September 30, 2016. The Company’s income tax provision for the three and nine months ended September 30, 2017, compared with the same periods of 2016, primarily benefited from the expiration of statutes of limitations and excess tax benefits recognized under ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting. Also, the Company’s effective tax rates for these periods differ from the U.S. federal statutory rate of 35% due to the effect of income earned by certain of the Company’s overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. The Company intends to indefinitely reinvest outside the U.S. all of its undistributed foreign earnings that were not previously subject to U.S. tax.
The effective tax rates for the three and nine months ended September 30, 2017, reflected a $14.9 million tax benefit mainly related to the release of unrecognized tax benefits due to the expiration of statutes of limitations in various jurisdictions. The effective tax rates for the three and nine months ended September 30, 2017, also reflected tax benefit of $53.5 million and $45.7 million, respectively, from reevaluation of certain unrecognized tax benefits as a result of the expiration of such statutes of limitations.
The Company adopted ASU No. 2016-09 in the first quarter of 2017, which resulted in excess tax benefits associated with employee equity plans of $19.7 million and $82.9 million being recognized in the income tax provision during the three and nine months ended September 30, 2017, respectively. Excess tax benefits associated with employee equity plans was previously recorded in additional paid-in capital and the adoption of this ASU resulted in reducing the Company’s effective tax rate by 6.8 percentage points and 10.9 percentage points for the three and nine months ended September 30, 2017, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.
As of September 30, 2017, the Company had total gross unrecognized tax benefits of $62.3 million compared with $106.0 million as of December 31, 2016, representing a net decrease of approximately $43.7 million for the nine months ended September 30, 2017. The net decrease is primarily related to the above mentioned reversal of previously unrecognized tax benefits as a result of the expiration of certain statutes of limitations, partially offset by increases during the first nine months of 2017 related to other uncertain tax positions. If recognized, these gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
The Company files federal, state, and foreign income tax returns in many U.S. and outside of the U.S. (“OUS”) jurisdictions. Years before 2014 are closed for the significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change.
The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share for the three and nine months ended September 30, 2017, and 2016 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$297.5	$211.0	$698.8	$531.9
Denominator:
Weighted-average shares outstanding used in basic calculation	111.8	116.1	111.6	114.6
Add: dilutive effect of potential common shares	5.0	3.0	4.3	3.0
Weighted-average shares used in computing diluted net income per share	116.8	119.1	115.9	117.6
Net income per share:
Basic	$2.66	$1.82	$6.26	$4.64
Diluted	$2.55	$1.77	$6.03	$4.52

As the forward contract associated with the ASR Program is presumed to be settled in shares, any dilutive effect of the contingently issuable shares is included in the computation of diluted net income per share. See Note 7 to the Condensed Consolidated Financial Statements (Unaudited) for further details on the ASR Program.
Share-based compensation awards of approximately 0.2 million and 0.3 million weighted-average shares for the three months ended September 30, 2017, and 2016, respectively, and approximately 0.4 million and 0.5 million weighted-average shares for the nine months ended September 30, 2017, and 2016, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of September 30, 2017, and results of operations for the three and nine months ended September 30, 2017, and 2016, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We offer Single-Site instruments for use with the da Vinci Si, da Vinci Xi, and da Vinci X Surgical Systems. Single-Site instruments are most commonly used in cholecystectomy and hysterectomy procedures. Single-Site instruments enable surgeons to also perform surgery through a single port via the patient’s belly button, resulting in the potential for virtually scarless results.
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
Recurring Revenue
Recurring revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Recurring revenue increased to $1.9 billion, or 71% of total revenue in 2016, compared with $1.7 billion, or 70% of total revenue in 2015, and $1.5 billion, or 70% of total revenue in 2014. Recurring revenue for the nine months ended September 30, 2017, was $1.6 billion, or 72% of total revenue, compared with $1.4 billion, or 71% of total revenue for the nine months ended September 30, 2016. The growth of recurring revenue and its increasing proportion of total revenue largely reflect continued procedure adoption and increased system utilization on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 4,271 at September 30, 2017.
Procedure Mix / Products
Our procedure business is primarily comprised of: (1) cancer and other highly complex procedures and (2) less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these procedure categories. Our fully featured da Vinci Xi system with advanced instruments, including the EndoWrist Vessel Sealer, EndoWrist Stapler products, and our Table Motion product, target the more complex procedure segment. Lower priced products, including the three-arm da Vinci Si-e System, refurbished da Vinci Si System, and Single-Site instruments, are targeted towards less complex procedures. Our da Vinci X System is priced between the da Vinci Si and Xi Systems and offers customers access to many of the da Vinci Xi features, including da Vinci Xi advanced instrumentation and imaging systems, at a more accessible price point.
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
We shipped 26 and 86 systems under lease arrangements, of which 20 and 68 were classified as operating leases, in the three and nine months ended September 30, 2017, respectively, compared with 19 and 71 systems under lease arrangements, of which 15 and 49 were classified as operating leases, in the three and nine months ended September 30, 2016, respectively. Generally, the operating lease arrangements provide our customers with the right to purchase the leased system sometime during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $10.8 million and $26.0 million for the three and nine months ended September 30, 2017, respectively, compared with $13.1 million and $31.1 million for the three and nine months ended September 30, 2016, respectively. We expect that revenue recognized from customer exercises of the buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options. Operating lease revenue was $6.7 million and $18.1 million for the three and nine months ended September 30, 2017, respectively, compared with $4.2 million and $12.0 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, 134 da Vinci systems were installed at customers under operating lease arrangements. We believe our leasing program has been effective and well-received, and we are willing to expand it based on customer demand.
Regulatory Activities
Clearances and Approvals
We have obtained the clearances required to market our multiport products associated with all of our da Vinci Surgical Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, and the European markets in which we operate.
In April 2017, we received CE mark clearance for our da Vinci X Surgical System in Europe. Following the CE mark, in May 2017, we received U.S. Food and Drug Administration (“FDA”) clearance to market our da Vinci X Surgical System in the U.S. We received regulatory clearance for the da Vinci X Surgical System in South Korea in September 2017 (see the description of the da Vinci X Surgical System in the New Product Introductions section below). Regulatory clearances for da Vinci X Surgical System may be received in other markets over time.
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
In January 2016, we received FDA clearance for our Integrated Table Motion product. In March 2016, we received FDA 510(k) clearances in the U.S. and CE mark clearances in Europe for Single-Site instruments and the 30mm EndoWrist stapler products for the da Vinci Xi Surgical System (see the description of the EndoWrist Stapler 30 in the New Product Introductions section below).
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
Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field that could pose a risk to health. The definition of “recalls and corrections” is expansive and includes repair, replacement, inspections, relabeling, and issuance of new or additional instructions for use or reinforcement of existing instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting, and monitoring worldwide. There are other actions which a medical device manufacturer may take in the field without reporting, including but not limited to routine servicing and stock rotations.
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

U.S. Procedures
Overall U.S. procedure volume grew to approximately 563,000 in 2016, compared with approximately 499,000 in 2015 and approximately 449,000 in 2014. Gynecology is our largest U.S. surgical specialty and the procedure volume was approximately 246,000 in 2016, compared with 238,000 in 2015 and 235,000 in 2014. General surgery is our second largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 186,000 in 2016, compared with approximately 140,000 in 2015 and 107,000 in 2014. U.S. urology procedure volume was approximately 109,000 in 2016, compared with approximately 102,000 in 2015 and 91,000 in 2014.
Procedures Outside of the U.S.
Overall OUS procedures grew to approximately 190,000 in 2016, compared with approximately 153,000 in 2015 and approximately 121,000 in 2014. Procedure growth in most OUS markets was driven largely by urology procedure volume. OUS dVP procedure volume grew to approximately 92,000 in 2016, compared with approximately 79,000 in 2015 and approximately 65,000 in 2014. Partial nephrectomy, general surgery, and gynecologic oncology procedures also contributed to OUS procedure growth.
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures grew approximately 16% for both the nine months ended September 30, 2017, and September 30, 2016. U.S. procedure growth was approximately 13% for both the nine months ended September 30, 2017, and September 30, 2016. Year-to-date 2017 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair and colorectal procedures, and thoracic procedures, as well as continued moderate growth in more mature gynecologic and urologic procedure categories.
Procedure volume OUS grew approximately 24% for both the nine months ended September 30, 2017, and September 30, 2016. Year-to-date 2017 OUS procedure growth was driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery, and gynecology. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures.
U.S. Gynecology. Growth in gynecology procedures during the nine months ended September 30, 2017, continued at a rate consistent with 2016. We believe that overall U.S. gynecologic surgery volume for benign conditions (robotic and other modalities) has been pressured in recent years by factors including, but not limited to, a trend by payers toward encouraging conservative disease management, trends towards higher patient deductibles and co-pays, and FDA actions regarding the use of power morcellation in uterine surgeries. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions, and thus the rate of migration from open surgeries to MIS has slowed. We believe that our growth in gynecologic procedures over the past several years is primarily being driven by consolidation of surgical volumes into surgeons that focus on cancer and complex surgeries, as well as higher sacrocolpopexy procedure volume.
U.S. General Surgery. Growth in general surgery procedures during the nine months ended September 30, 2017, continued at a rate consistent with 2016. The year-to-date 2017 growth in U.S. general surgery procedures was primarily driven by ventral and inguinal hernia procedures, as it did in 2015 and 2016. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in complexity among hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
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

Global Urology. Along with U.S. general surgery, global urology procedures contributed to the majority of our recent procedure growth. Year-to-date 2017 growth in U.S. dVP procedures continued at a rate consistent with 2016. We believe the return to growth in U.S. dVP in 2014 and 2015 reflected surgical procedures being performed for men who previously may have deferred screening or definitive treatment based on the U.S. Preventive Services Task Force recommendation against PSA screening and changes in treatment patterns for low risk prostate cancer. dVP growth slowed in 2016, reflecting surgical volumes coming into closer alignment with new diagnoses of prostate cancer. As the U.S. standard of care for the surgical treatment of prostate cancer, we expect that the number of dVP procedures performed in the U.S. will largely fluctuate with the overall prostatectomy market. dVP is the largest overall OUS procedure. Year-to-date 2017 growth in OUS dVP was strong and OUS dVP is at various stages of adoption in different areas of the world.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the presence of a da Vinci system in a hospital or market increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically surgical society guideline-recommended therapy.
OUS Procedures. The year-to-date 2017 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. Growth was strong in Asia and varied by country in Europe. We experienced strong procedure growth in China as systems sold under a previous public hospital quota system have been installed and as utilization of those systems have increased. However, procedure growth is moderating in China. Future system placements and our ability to sustain procedure growth in China are dependent on obtaining additional importation authorizations or public hospital quotas, as well as on hospitals completing a central purchasing tender process under such authorizations. The most recent authorization expired at the end of 2015. The timing and magnitude of future authorizations that may enable future system placements is not certain. We have experienced strong procedure growth in Japan since receiving the national reimbursements, outlined above, for dVP and partial nephrectomy. However, as adoption for these procedures has progressed, procedure growth in Japan is slowing. Future procedure growth in Japan will likely be paced by the timing of procedure reimbursement approvals for procedures in addition to dVP and partial nephrectomy.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including hospital response to the evolving health care environment under the current U.S. administration, procedure growth rates, hospital consolidation trends, evolving system utilization and point of care dynamics, capital replacement trends, additional reimbursements in various global markets, including Japan, the timing around governmental tenders and authorizations, including China, and the timing of when we receive regulatory clearance in our other OUS markets for our Xi System, X System, and related instruments. Market acceptance of our recently launched X System may also impact future systems placement. Demand may also be impacted by robotic surgery competition, including from companies that have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field, including but not limited to: Auris Surgical Robotics, Inc.; Avatera Medical GmbH; Cambridge Medical Robotics Ltd.; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; meerecompany Inc.; Medtronic PLC.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical, Inc.; and TransEnterix, Inc., as well as other economic and geopolitical factors.
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
The da Vinci X enables optimized, focused-quadrant surgery including procedures like prostatectomy, partial nephrectomy, benign hysterectomy, and sacrocolpopexy, among others. The system features flexible port placement and 3-D digital optics, while incorporating the same advanced instruments and accessories as the da Vinci Xi. The new system drives operational efficiencies through set-up technology that uses voice and laser guidance, drape design that simplifies surgery preparations, and a lightweight, fully integrated endoscope.
da Vinci Xi Integrated Table Motion. In January 2016, we launched Integrated Table Motion in the U.S. Integrated Table Motion coordinates the movements of the da Vinci robot arms with an advanced operating room table, the TruSystem® 7000dV sold by Trumpf MedicalTM, to enable shifting a patient’s position in real-time while the da Vinci surgical robotic arms remain docked. This gives operating room teams the capabilities to optimally position the operating table so that gravity exposes anatomy during multi-quadrant da Vinci System procedures, maximize reach and access to target anatomy enabling surgeons to interact with tissue at an ideal working angle, and reposition the table during the procedure to enhance anesthesiologists’ care of the patient.
EndoWrist Stapler 30. In March 2016, we received FDA clearance in the U.S. for the EndoWrist Stapler 30 instrument with Blue, Green, White, and Gray 30mm reloads for use with the da Vinci Xi Surgical System. It is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures. The EndoWrist Stapler 30 is a wristed, stapling instrument intended for resection, transection, and/or creation of anastomoses.
EndoWrist Stapler 30 broadens our existing stapler product line which includes EndoWrist Stapler 45 Blue, Green, and White reloads. Not all reloads or staplers are available for use on all systems or in all countries.
Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd.
In September 2016, we agreed to establish a joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), a subsidiary of Fosun International Limited, to research, develop, manufacture, and sell robotic-assisted catheter-based medical devices. The joint venture will initially produce products targeting early diagnosis and cost-effective treatment of lung cancer, one of the most commonly diagnosed forms of cancer in the world. The technology will be used in robotic-assisted medical devices based on catheters and incorporates proprietary intellectual property developed or owned by us. The joint venture is located in Shanghai, China, where it will perform research and development activities and manufacture catheter-based products for global distribution. Distribution in China will be conducted by the joint venture. Distribution outside of China will be conducted by us. The joint venture is owned 60% by us and 40% by Fosun Pharma. The companies will contribute up to $100 million as required by the joint venture, an arrangement representing a significant expansion of our relationship with Fosun Pharma. Since 2011, Chindex Medical Limited, a subsidiary of Fosun Pharma, has been our distribution partner for da Vinci Surgical Systems in China.
In the second quarter of 2017, the joint venture company was legally formed after receiving required approvals from the relevant PRC government authorities and administrative agencies. During the third quarter of 2017, the joint venture received contributions from us and Fosun Pharma. The joint venture also commenced hiring employees and began planning for the establishment of manufacturing infrastructure. We expect that the joint venture will incur net losses before product commercialization and that it will not generate revenue in 2018. However, there can be no assurance that we and the joint venture can successfully complete the development of the robotic-assisted catheter-based medical devices; that we and the joint venture will successfully commercialize such products; that the joint venture will not require additional contributions to fund its business; or that the joint venture will become profitable.

Third Quarter 2017 Financial Highlights

•
Total revenue increased by 18% to $806.1 million during the three months ended September 30, 2017, compared with $682.9 million during the three months ended September 30, 2016. Third quarter 2017 total revenue included $21.3 million revenue recognized related to the customer trade-out program as described below.

•
Approximately 214,000 da Vinci procedures were performed during the three months ended September 30, 2017, an increase of approximately 15% compared with approximately 186,000 for the three months ended September 30, 2016.

•	Instrument and accessory revenue increased by 15% to $401.2 million during the three months ended September 30, 2017, compared with $348.1 million during the three months ended September 30, 2016.

•
Recurring revenue increased by 15% to $548.0 million during the three months ended September 30, 2017, representing 68% of total revenue, compared with $477.8 million during the three months ended September 30, 2016, representing 70% of total revenue.

•
Systems revenue increased by 26% to $258.1 million during the three months ended September 30, 2017, compared with $205.1 million during the three months ended September 30, 2016. Third quarter 2017 systems revenue included revenue recognized related to the customer trade-out program as described below.

•
A total of 169 da Vinci Surgical Systems were shipped during the three months ended September 30, 2017, compared with 134 during the three months ended September 30, 2016. As of September 30, 2017, we had a da Vinci Surgical System installed base of approximately 4,271 systems, an increase of approximately 12% compared with the installed base as of September 30, 2016.

•
Gross profit as a percentage of revenue was 70.3% for the three months ended September 30, 2017, compared with 71.3% for the three months ended September 30, 2016. Gross profit for the three months ended September 30, 2016, benefited from a $7.1 million Medical Device Excise Tax (“MDET”) refund.

•
Operating income increased by 9% to $278.6 million during the three months ended September 30, 2017, compared with $256.4 million during the three months ended September 30, 2016. Operating income included $55.9 million and $46.9 million of share-based compensation expense related to employee stock plans during the three months ended September 30, 2017, and 2016, respectively. Operating income for the three months ended September 30, 2017, included $9.7 million of net pre-tax litigation related charges.

•
As of September 30, 2017, we had $3.8 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $378.7 million, compared with June 30, 2017, primarily as a result of cash generated from operating activities.

Trade-Out Program: During the first quarter 2017, we deferred $23.4 million and $8.1 million of revenue and product costs, respectively, relating to a customer trade-out program that was offered to certain customers. Under this trade-out program, those customers were given the option to return systems purchased in the first quarter of 2017 and receive a credit towards the purchase of da Vinci X surgical system that was launched in the second quarter of 2017. Subject to meeting all other criteria of our revenue recognition policy, the amounts deferred are recognized at the date the new products are accepted by the customers participating in the trade-out program, or at the expiration of unexercised rights. During the three months ended September 30, 2017, we recognized $21.3 million and $7.3 million of previously deferred revenue and product costs, respectively, as a result of those offers having expired unexercised. As of September 30, 2017, a total of $2.1 million and $0.8 million of revenue and product costs, respectively, remained deferred. We anticipate this program to be substantially complete prior to the end of 2017.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of total revenue	2016	% of total revenue	2017	% of total revenue	2016	% of total revenue
Revenue:
Product	$659.3	82%	$553.2	81%	$1,807.5	81%	$1,565.2	80%
Service	146.8	18%	129.7	19%	429.0	19%	382.3	20%
Total revenue	806.1	100%	682.9	100%	2,236.5	100%	1,947.5	100%
Cost of revenue:
Product	195.0	24%	158.4	23%	543.1	24%	475.8	24%
Service	44.3	6%	37.5	6%	132.6	6%	108.8	6%
Total cost of revenue	239.3	30%	195.9	29%	675.7	30%	584.6	30%
Product gross profit	464.3	58%	394.8	58%	1,264.4	57%	1,089.4	56%
Service gross profit	102.5	12%	92.2	13%	296.4	13%	273.5	14%
Gross profit	566.8	70%	487.0	71%	1,560.8	70%	1,362.9	70%
Operating expenses:
Selling, general and administrative	204.8	25%	168.0	25%	591.7	26%	511.6	26%
Research and development	83.4	10%	62.6	9%	241.5	11%	170.5	9%
Total operating expenses	288.2	35%	230.6	34%	833.2	37%	682.1	35%
Income from operations	278.6	35%	256.4	37%	727.6	33%	680.8	35%
Interest and other income, net	10.8	1%	10.4	2%	29.6	1%	23.9	1%
Income before taxes	289.4	36%	266.8	39%	757.2	34%	704.7	36%
Income tax (benefit) expense	(8.1)	(1)%	55.8	8%	58.4	3%	172.8	9%
Net income	$297.5	37%	$211.0	31%	$698.8	31%	$531.9	27%
Total Revenue
Total revenue was $806.1 million for the three months ended September 30, 2017, compared with $682.9 million for the three months ended September 30, 2016, resulting from 15% higher recurring revenue driven by approximately 15% higher procedure volume and 26% higher systems revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 18% and 17% for the three and nine months ended September 30, 2017, respectively, compared with 19% for both the three and nine months ended September 30, 2016. We sell our products and services in Euros and British Pounds in those European markets where we have direct distribution channels, and in Japanese Yen and Korean Won in Japan and South Korea, respectively. Foreign currency exchange rates did not have a material impact on revenue or operating income.
Revenue generated in the U.S. accounted for 74% and 73% of total revenue for the three and nine months ended September 30, 2017, respectively, compared with 72% of total revenue for both the three and nine months ended September 30, 2016. We believe that U.S. revenue has accounted for the large majority of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS market and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three and nine months ended September 30, 2017, and 2016 (in millions, except percentages and unit shipments):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Instrument and accessory	$401.2	$348.1	$1,179.8	$1,009.5
Systems	258.1	205.1	627.7	555.7
Total product revenue	659.3	553.2	1,807.5	1,565.2
Service	146.8	129.7	429.0	382.3
Total revenue	$806.1	$682.9	$2,236.5	$1,947.5
Recurring revenue	$548.0	$477.8	$1,608.8	$1,391.8
% of total revenue	68%	70%	72%	71%
United States	$593.5	$494.1	$1,635.7	$1,409.6
OUS	212.6	188.8	600.8	537.9
Total revenue	$806.1	$682.9	$2,236.5	$1,947.5
% of Revenue - U.S.	74%	72%	73%	72%
% of Revenue - OUS	26%	28%	27%	28%

Unit Shipments by Region:
U.S. unit shipments	107	85	287	238
OUS unit shipments	62	49	181	136
Total unit shipments*	169	134	468	374
*Systems shipped under operating leases (included in total unit shipments)	20	15	68	49

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins	44	33	106	113
Unit shipments not involving trade-ins	125	101	362	261

Product Revenue
Three months ended September 30, 2017:
Product revenue increased by 19% to $659.3 million for the three months ended September 30, 2017, compared with $553.2 million for the three months ended September 30, 2016.
Instrument and accessory revenue increased by 15% to $401.2 million for the three months ended September 30, 2017, compared with $348.1 million for the three months ended September 30, 2016. The increase in instrument and accessory revenue was driven by procedure growth of approximately 15%. Third quarter 2017 U.S. procedure growth of approximately 12% was driven by growth in general surgery procedures, most notably hernia repair and colorectal procedures, and thoracic procedures, as well as moderate growth in more mature urologic procedures. OUS procedure growth was approximately 23% for the third quarter of 2017, driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery and gynecology. Geographically, third quarter OUS procedure growth was driven by procedure expansion in Japan, South Korea, and China. Procedure growth varied by country in our European market.
Systems revenue increased by 26% to $258.1 million for the three months ended September 30, 2017, compared with $205.1 million for the three months ended September 30, 2016. Higher third quarter 2017 systems revenue was driven by higher system shipments and revenue recognized related to the da Vinci X trade-out program, largely offset by lower systems average selling price (“ASP”), a higher number of system placements under operating lease arrangements, and lower Lease Buyout revenue. Revenue from Lease Buyouts was $10.8 million for three months ended September 30, 2017, compared with $13.1 million for the three months ended September 30, 2016. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
During the third quarter of 2017, a total of 169 systems were shipped compared with 134 during the third quarter of 2016. By geography, 107 systems were shipped into the U.S., 25 into Europe, 26 into Asia, and 11 into other markets during the third quarter of 2017, compared with 85 systems shipped into the U.S., 18 into Europe, 25 into Asia, and 6 into other markets during the third quarter of 2016. During the third quarter of 2017, 20 of the 169 systems were shipped under operating lease arrangements compared with 15 of 134 systems shipped during the third quarter of 2016. Operating lease revenue was $6.7 million for the three months ended September 30, 2017, compared with $4.2 million for the three months ended September 30, 2016. The increase in systems shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity. System placements are expected to continue to vary as some of our OUS markets are in early stages of adoption, some markets are highly seasonal reflecting budget cycles or vacation patterns, and sales into some markets are constrained by government regulations.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating leases, was approximately $1.47 million for both the three and nine months ended September 30, 2017, compared with $1.53 million for both the three and nine months ended September 30, 2016. The lower third quarter 2017 ASP primarily reflect product and geographic mix as well as lower pricing offered to customers purchasing multiple systems. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Nine months ended September 30, 2017:
Product revenue increased by 15% to $1.8 billion for the nine months ended September 30, 2017, compared with $1.6 billion for the nine months ended September 30, 2016.
Instrument and accessory revenue increased by 17% to $1.2 billion for the nine months ended September 30, 2017, compared with $1.0 billion for the nine months ended September 30, 2016. The increase in instrument and accessory revenue was driven by procedure growth of approximately 16% and higher sales of our advanced instruments. U.S. procedure growth of approximately 13% for the nine months ended September 30, 2017, was driven by growth in general surgery procedures, most notably hernia repair and colorectal procedures, and thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories. OUS procedure growth was approximately 24% for the nine months ended September 30, 2017, driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery and gynecology. Geographically, higher OUS procedure growth for the nine months ended September 30, 2017, was driven by strong procedure expansion in Japan, South Korea, and China. Procedure growth varied by country in our European market.
Systems revenue increased by 13% to $627.7 million for the nine months ended September 30, 2017, compared with $555.7 million for the nine months ended September 30, 2016. Higher systems revenue for the nine months ended September 30, 2017, was driven primarily by higher system shipments and largely offset by a higher number of system placements under operating lease arrangements and lower systems ASP.

During the nine months ended September 30, 2017, a total of 468 systems were shipped compared with 374 during the nine months ended September 30, 2016. By geography, 287 systems were shipped into the U.S., 75 into Europe, 74 into Asia, and 32 into other markets during the nine months ended September 30, 2017, compared with 238 systems shipped into the U.S., 53 into Europe, 66 into Asia, and 17 into other markets during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, 68 of the 468 systems were shipped under operating lease arrangements compared with 49 of 374 systems shipped during the nine months ended September 30, 2016. Operating lease revenue was $18.1 million for the nine months ended September 30, 2017, compared with $12.0 million for the nine months ended September 30, 2016. The increase in systems shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity.
Service Revenue
Service revenue increased by 13% to $146.8 million for the three months ended September 30, 2017, compared with $129.7 million for the three months ended September 30, 2016. Service revenue increased by 12% to $429.0 million for the nine months ended September 30, 2017, compared with $382.3 million for the nine months ended September 30, 2016. Higher service revenue for the three and nine months ended September 30, 2017, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended September 30, 2017, increased 18% to $464.3 million, representing 70.4% of product revenue, compared with $394.8 million, representing 71.4% of product revenue, for the three months ended September 30, 2016. Product gross profit for the nine months ended September 30, 2017, increased 16% to $1.3 billion, representing 70.0% of product revenue, compared with $1.1 billion, representing 69.6% of product revenue, for the nine months ended September 30, 2016. The higher product gross profit for the three and nine months ended September 30, 2017, was primarily driven by higher product revenue.
The lower product gross profit margin for the three months ended September 30, 2017, as compared with the same period in 2016, was primarily driven by a $7.1 million MDET refund recorded as a reduction to cost of revenue during the three months ended September 30, 2016. The higher product gross profit margin for the nine months ended September 30, 2017, was due to manufacturing efficiencies and product cost reductions on some of our newer products, partially offset by a $7.8 million litigation settlement charge related to a license and supply agreement recognized in cost of revenue during the first quarter of 2017 and the MDET refund described above. The trade-out program described above did not have a material impact on product gross profit margin.
MDET became effective on January 1, 2013. In December 2015, the Consolidated Appropriations Act, 2016 (the “Appropriations Act”) was signed into law. The Appropriations Act includes a two-year moratorium on MDET such that medical device sales in 2016 and 2017 are exempt from the excise tax. MDET is scheduled to be reinstated on January 1, 2018. Product gross profit included $17.0 million of MDET expense, representing approximately 0.9% of total product revenue, for the year ended December 31, 2015.
Product gross profit for the three and nine months ended September 30, 2017, reflected share-based compensation expense of $7.0 million and $20.5 million, respectively, compared with $6.9 million and $18.6 million for the three and nine months ended September 30, 2016, respectively. Product gross profit for the three and nine months ended September 30, 2017, included amortization expense of intangible assets of $1.2 million and $4.4 million, respectively, compared with $1.8 million and $6.1 million for the three and nine months ended September 30, 2016, respectively.
Service gross profit for the three months ended September 30, 2017, was $102.5 million, or 69.8% of service revenue, compared with $92.2 million, or 71.1% of service revenue for the three months ended September 30, 2016. Service gross profit for the nine months ended September 30, 2017, was $296.4 million, or 69.1% of service revenue, compared with $273.5 million, or 71.5% of service revenue for the nine months ended September 30, 2016. The higher service gross profit for the three and nine months ended September 30, 2017, was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, partially offset by lower service gross profit margin. The lower service gross profit margin for the three and nine months ended September 30, 2017, as compared with the same periods in 2016, was primarily driven by higher costs to repair and replace da Vinci Xi endoscope products.
Service gross profit for the three and nine months ended September 30, 2017, reflected share-based compensation expense of $3.7 million and $10.4 million, respectively, compared with $3.3 million and $9.4 million for the three and nine months ended September 30, 2016, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2017, increased by 22% to $204.8 million, compared with $168.0 million for the three months ended September 30, 2016. Selling, general and administrative expenses for the nine months ended September 30, 2017, increased by 16% to $591.7 million, compared with $511.6 million for the nine months ended September 30, 2016. The increase for the three and nine months ended September 30, 2017, was primarily due to higher OUS expenses associated with our expanded Asian and European teams, infrastructure to support our growth, higher headcount, and higher litigation charges.
Selling, general and administrative expenses for the three and nine months ended September 30, 2017, included net pre-tax litigation charges of $9.7 million and $18.7 million, respectively. No litigation charges were recorded during the three months ended September 30, 2016. Selling, general and administrative expenses for the nine months ended September 30, 2016, included litigation charges of $6.6 million.
Selling, general and administrative expenses for the three and nine months ended September 30, 2017, reflected share-based compensation expense of $30.0 million and $82.3 million, respectively, compared with $25.3 million and $72.9 million for the three and nine months ended September 30, 2016, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended September 30, 2017, increased by 33% to $83.4 million, compared with $62.6 million for the three months ended September 30, 2016. Research and development expenses for the nine months ended September 30, 2017, increased by 42% to $241.5 million, compared with $170.5 million for the nine months ended September 30, 2016. The increase was primarily due to higher personnel and other project costs to support a broader set of product development initiatives, including our da Vinci Single Port Surgical System, robotic-assisted catheter-based medical devices, advanced imaging and analytics, advanced instrumentation, and future generations of robotics. The increase for the nine months ended September 30, 2017, was also driven by expense related to licensed intellectual property.
Share-based compensation expense charged to research and development expense was $15.2 million and $40.9 million for the three and nine months ended September 30, 2017, respectively, compared with $11.4 million and $31.5 million for the three and nine months ended September 30, 2016, respectively. Amortization expense related to intangible assets was $1.9 million and $5.7 million for the three and nine months ended September 30, 2017, respectively, compared with $2.5 million and $7.9 million for the three and nine months ended September 30, 2016, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiative and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three and nine months ended September 30, 2017, was $10.8 million and $29.6 million, respectively, compared with $10.4 million and $23.9 million for the three and nine months ended September 30, 2016, respectively.
Income Tax (Benefit) Expense
Income tax (benefit) expense for the three months ended September 30, 2017, was $(8.1) million, or (2.8)% of income before taxes, compared with $55.8 million, or 20.9% of income before taxes for the three months ended September 30, 2016. Income tax expense for the nine months ended September 30, 2017, was $58.4 million, or 7.7% of income before taxes, compared with $172.8 million, or 24.5% of income before taxes for the nine months ended September 30, 2016. Income tax provision for the three and nine months ended September 30, 2017, compared with the same periods of 2016, primarily benefited from the expiration of statutes of limitations and excess tax benefits recognized in income tax expenses under ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting. Effective tax rates for these periods also differ from the U.S. federal statutory rate of 35% due to the effect of income earned by certain of our overseas entities being taxed at rates lower than the federal statutory rate, partially offset by state income taxes. We intend to indefinitely reinvest outside the U.S. all of our undistributed foreign earnings that were not previously subject to U.S. tax.
The effective tax rates for the three and nine months ended September 30, 2017, reflected a $14.9 million tax benefit mainly related to the release of unrecognized tax benefits due to the expiration of statutes of limitations in various jurisdictions. The effective tax rates for the three and nine months ended September 30, 2017, also reflected tax benefit of $53.5 million and $45.7 million, respectively, from reevaluation of certain unrecognized tax benefits as a result of the expiration of such statutes of limitations.
In the first quarter of 2017, we adopted ASU No. 2016-09, which changes how the tax effects of share-based awards are recognized. ASU No. 2016-09 requires excess tax benefits and tax deficiencies associated with employee equity to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. Our provision for income taxes included excess tax benefits associated with employee equity plans of $19.7 million and $82.9 million, which reduced our effective tax rate by 6.8 percentage points and 10.9 percentage points for the three and nine months ended September 30, 2017, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP. We expect that the adoption of this ASU will result in increased income tax expense volatility.
The tax holiday for our operations in Switzerland is scheduled to end on December 31, 2017. For years after 2017, our Swiss taxable income may be taxed at a higher rate depending on the then applicable federal and cantonal rules. However, we currently do not expect that the end of our Swiss tax holiday will materially impact our future annual Swiss tax obligation.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments decreased from $4.8 billion at December 31, 2016, to $3.8 billion at September 30, 2017, primarily as a result of a $2.0 billion accelerated share buyback program executed during the first quarter of 2017, partly offset by cash provided by our operations and employee stock option exercises. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of September 30, 2017, $1,477.0 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We currently have no plans to repatriate any foreign earnings back to the U.S. Our intent is to reinvest these funds outside of the U.S. indefinitely, and we believe our cash flows provided by our U.S. operations will meet our U.S. liquidity needs for the foreseeable future.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the nine months ended September 30, 2017, and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in)
Operating activities	$811.9	$757.3
Investing activities	694.5	(970.4)
Financing activities	(1,670.0)	519.1
Effect of exchange rates on cash and cash equivalents	2.0	1.0
Net increase (decrease) in cash and cash equivalents	$(161.6)	$307.0
Operating Activities
For the nine months ended September 30, 2017, cash flow provided by operating activities of $811.9 million exceeded our net income of $698.8 million primarily for the following reasons:

1.
Our net income included non-cash items, including: share-based compensation of $153.5 million; depreciation expense of $61.4 million; deferred income taxes of $28.8 million; investment related non-cash charges of $16.8 million; and amortization of intangible assets of $10.1 million.

2.
The non-cash charges outlined above were partly offset by changes in operating assets and liabilities that resulted in $157.5 million of cash used by operating activities. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses and other assets, deferred revenue, and other accrued liabilities. Inventory, including the transfer of equipment from inventory to property, plant and equipment, increased by $82.7 million. Other accrued liabilities decreased by $69.1 million primarily due to a decrease in income tax payable. Accounts receivable increased by $37.8 million primarily due to higher revenue and timing of customer billings and collections. Prepaid expenses and other assets increased by $13.6 million primarily due to an increase in lease receivables. Accrued compensation and employee benefits decreased by $11.3 million primarily due to the payments of 2016 incentive compensation. The unfavorable impact of these items on cash used by operating activities was partly offset by a $45.1 million increase in deferred revenue and $11.9 million increase in accounts payable.

Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2017, consisted of proceeds from sales and maturities of investments (net of purchases of investments) of $854.2 million partly offset by acquisition of property and equipment of $159.7 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. Treasury and U.S. government agency securities, non-U.S. government agency securities, taxable and/or tax exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2017, consisted of $2.0 billion related to an accelerated share buyback program executed during the first quarter of 2017 that is further described in “Note 7. Stockholders’ Equity” and $53.6 million in taxes paid on behalf of employees related to net share settlements of vested employee equity awards. These uses were partly offset by proceeds from stock option exercises and employee stock purchases of $381.6 million.

Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the third quarter of 2017.
Our cash requirements depend on numerous factors, including the market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. In the past, we made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. We expect to continue to devote substantial resources to expand our commercial operations, product development and manufacturing activities, our facilities, as well as procedure adoption and acceptance of our products. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future.
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
There have been no material changes in our market risk during the nine months ended September 30, 2017, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(c) Issuer Purchases of Equity Securities
Since March 2009, we have had an active stock repurchase program. As of September 30, 2017, the Board of Directors has authorized an aggregate amount of up to $6.2 billion for stock repurchases, of which the most recent authorization occurred in December 2016 when the Board increased the authorized amount available under the Company’s share repurchase program to $3.0 billion. No shares were purchased during the three months ended September 30, 2017. $991.6 million remained available to repurchase shares under the authorized repurchase program as of September 30, 2017. The authorized stock repurchase program does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Mark Meltzer, Senior Vice President, General Counsel and Chief Compliance Officer, announced on October 16, 2017, that he will retire on July 1, 2018. Mr. Meltzer, who will turn 68 in October 2017, has agreed to continue on a part-time basis after July 1, 2018, as an advisor to the Company. The terms of that arrangement have yet to be finalized. Kara Andersen Reiter, who has served as Vice President, Assistant General Counsel, since January 2015, will succeed Mr. Meltzer as General Counsel and Chief Compliance Officer.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc., as amended.
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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: October 20, 2017