Form 10-Q
period 2018-03-31
INTUITIVE SURGICAL INC
filed 2018-04-18
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 113,295,092 shares of Common Stock, $0.001 par value per share, outstanding as of April 13, 2018.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$974.7	$648.2
Short-term investments	1,542.6	1,312.4
Accounts receivable, net	474.9	507.9
Inventory	283.6	241.2
Prepaids and other current assets	105.9	99.2
Total current assets	3,381.7	2,808.9
Property, plant, and equipment, net	661.9	613.1
Long-term investments	1,550.9	1,885.9
Deferred tax assets	426.8	72.0
Intangible and other assets, net	203.8	195.8
Goodwill	201.1	201.1
Total assets	$6,426.2	$5,776.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96.3	$82.5
Accrued compensation and employee benefits	103.6	167.6
Deferred revenue	254.6	243.8
Other accrued liabilities	126.7	168.9
Total current liabilities	581.2	662.8
Other long-term liabilities	338.6	333.6
Total liabilities	919.8	996.4
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2018, and December 31, 2017	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 113.3 shares and 112.3 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	0.1	0.1
Additional paid-in capital	4,817.1	4,679.2
Retained earnings	698.0	115.0
Accumulated other comprehensive loss	(18.1)	(15.5)
Total Intuitive Surgical, Inc. stockholders’ equity	5,497.1	4,778.8
Noncontrolling interest	9.3	1.6
Total stockholders’ equity	5,506.4	4,780.4
Total liabilities and stockholders’ equity	$6,426.2	$5,776.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2018	2017
Revenue:
Product	$694.8	$541.6
Service	152.7	138.0
Total revenue	847.5	679.6
Cost of revenue:
Product	201.5	165.5
Service	52.2	44.3
Total cost of revenue	253.7	209.8
Gross profit	593.8	469.8
Operating expenses:
Selling, general and administrative	221.6	202.9
Research and development	95.5	73.5
Total operating expenses	317.1	276.4
Income from operations	276.7	193.4
Interest and other income, net	13.2	8.7
Income before taxes	289.9	202.1
Income tax expense	2.6	21.3
Net income	287.3	180.8
Less: net loss attributable to noncontrolling interest	(0.3)	—
Net income attributable to Intuitive Surgical, Inc.	$287.6	$180.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.55	$1.62
Diluted	$2.44	$1.57
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	112.8	111.9
Diluted	118.0	115.5
Total comprehensive income attributable to Intuitive Surgical, Inc.	$285.0	$181.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2018	2017
Operating activities:
Net income	$287.3	$180.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	23.7	19.0
Amortization of intangible assets	2.6	3.7
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	4.7	6.1
Deferred income taxes	37.4	30.5
Share-based compensation expense	57.5	47.4
Amortization of contract acquisition asset	2.7	2.7
Changes in operating assets and liabilities:
Accounts receivable	33.0	16.5
Inventory	(66.2)	(39.0)
Prepaids and other assets	(20.6)	2.8
Accounts payable	8.4	5.5
Accrued compensation and employee benefits	(64.0)	(50.3)
Deferred revenue	11.4	31.9
Other liabilities	(37.7)	(16.1)
Net cash provided by operating activities	280.2	241.5
Investing activities:
Purchase of investments	(433.7)	(168.2)
Proceeds from sales of investments	226.6	1,421.1
Proceeds from maturities of investments	300.8	108.4
Purchase of property, plant, and equipment and intellectual property	(40.1)	(53.0)
Net cash provided by investing activities	53.6	1,308.3
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	86.2	169.1
Taxes paid related to net share settlement of equity awards	(102.5)	(47.4)
Repurchase of common stock	—	(2,000.0)
Other financing activities	8.0	—
Net cash used in financing activities	(8.3)	(1,878.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.0	0.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	326.5	(328.0)
Cash, cash equivalents, and restricted cash, beginning of period	663.2	1,051.6
Cash, cash equivalents, and restricted cash, end of period	$989.7	$723.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries.
NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. designs, manufactures, and markets da Vinci® Surgical Systems and related instruments and accessories, which taken together, the Company considers to be an advanced generation of surgery. This advanced generation of surgery, which the Company calls da Vinci Surgery, combines the benefits of minimally invasive surgery (“MIS”) for patients with the ease of use, precision, and dexterity of open surgery. A da Vinci Surgical System consists of a surgeon’s console, a patient-side cart, and a high performance vision system. The da Vinci Surgical System translates a surgeon’s natural hand movements, which are performed on instrument controls at a console, into corresponding micro-movements of instruments positioned inside the patient through small incisions, or ports. The da Vinci Surgical System is designed to provide its operating surgeons with intuitive control, range of motion, fine tissue manipulation capability, and Three Dimensional (“3-D”) High-Definition (“HD”) vision while simultaneously allowing surgeons to work through the small ports enabled by MIS procedures.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 2, 2018. The results of operations for the first three months of fiscal year 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and the balances of the Company's majority owned joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. The Company holds a controlling financial interest in the joint venture and the noncontrolling interest is reflected as a separate component of consolidated stockholders’ equity.
Recent Accounting Pronouncements Not Yet Adopted
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
Adopted Accounting Pronouncement
Revenue from Contracts with Customers
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606 ("ASC 606), Revenue from Contracts with Customers in the first quarter of the Company's fiscal year that began on January 1, 2018, using the full retrospective method, which required the Company to restate each prior reporting period presented. This new standard replaced the previous revenue recognition guidance in U.S. GAAP. Please see the Company's "Revenue Recognition" policy in the "Significant Accounting Policies" section below.
The areas impacted include future contractual billings related to services included in the Company’s multi-year contracts, which are considered performance obligations that should be part of the contract consideration allocated to all performance obligations rather than being excluded due to its contingent nature as required under the previous revenue standard. Accordingly, the amount of contract consideration allocated to the performance obligations identified in the Company’s system arrangements is different from the amounts allocated under the previous revenue standard. In general, revenue is recognized earlier as a greater amount of the contract consideration is allocated to the product-related performance obligations that generally are delivered upfront, and therefore, less consideration is allocated to the service performance obligation that is generally recognized over the service period.
In addition, the Company recognized an asset associated with the incremental costs of obtaining revenue generating customer contracts that it expects to benefit from over a period longer than one year. The Company capitalized sales commissions paid in connection with system sale arrangements that include multi-year service obligations and is amortizing such asset over the economic life of those contracts. Previously, sales commissions were expensed as incurred. The impact of this change on operating expenses in any given period will depend, in part, on the amount of such commissions incurred and capitalized in relation to the amount of ongoing amortization expense.
Adoption of the standard using the full retrospective method also required the Company to restate certain previously reported results, including the impact to provision for income taxes. The adjustments to the unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017, are as follows (in millions, except per share amounts):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Revenue:
Product	$534.0	$7.6	$541.6
Service	140.2	(2.2)	138.0
Total revenue	674.2	5.4	679.6
Cost of revenue:
Product	163.8	1.7	165.5
Service	44.3	—	44.3
Total cost of revenue	208.1	1.7	209.8
Gross profit	466.1	3.7	469.8
Operating expenses:
Selling, general and administrative	201.1	1.8	202.9
Research and development	73.5	—	73.5
Total operating expenses	274.6	1.8	276.4
Income from operations	191.5	1.9	193.4
Interest and other income, net	8.7	—	8.7
Income before taxes	200.2	1.9	202.1
Income tax expense	20.4	0.9	21.3
Net income attributable to Intuitive Surgical, Inc.	$179.8	$1.0	$180.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.61	$0.01	$1.62
Diluted	$1.56	$0.01	$1.57
Total comprehensive income attributable to Intuitive Surgical, Inc.	$180.7	$1.0	$181.7

Selected Condensed Consolidated Statements of Balance Sheet line items, which reflect the impact of adopting the new standard, are as follow (in millions) as of December 31, 2017:

	December 31, 2017
	As Previously Reported	Adjustments	As Restated
ASSETS:
Accounts receivable, net	$511.9	$(4.0)	$507.9
Prepaids and other current assets	$97.2	$2.0	$99.2
Deferred tax assets	$87.3	$(15.3)	$72.0
Intangibles and other assets, net	$159.7	$36.1	$195.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue	$284.5	$(40.7)	$243.8
Other accrued liabilities	$169.5	$(0.6)	$168.9
Other long-term liabilities	$327.1	$6.5	$333.6
Retained earnings	$61.4	$53.6	$115.0
In addition, the cumulative effect of ASC 606 to the Company's retained earnings at January 1, 2016 was $40.3 million. Adoption of the standard had no impact to total net cash from or used in operating, investing, or financing activities within the Condensed Consolidated Statements of Cash Flows.
As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue for all periods prior to the date of initial application of ASC 606; (ii) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (iii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iv) not to recast revenue for contracts that begin and end in the same fiscal year; and (v) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.
Intra-Entity Transfer of Assets Other than Inventory
Beginning fiscal 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted this standard using the modified retrospective approach, and as a result, recorded a deferred tax asset with a corresponding cumulative adjustment to retained earnings of $390.8 million as of January 1, 2018, associated with an intra-entity transfer of certain intellectual property rights related to the Company’s non-U.S. business to its Swiss entity. The adjustment may be materially different as a result of recording additional deferred taxes upon finalization of the assessment of global intangible low-taxed income and other aspects from additional guidance and interpretations by U.S. regulatory and standard-setting bodies related to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017.
Business Combinations: Clarifying the Definition of a Business
Beginning fiscal 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The impact of the adoption on the Company's financial position and results of operations will be dependent upon future acquisitions or disposals, if any.
Statement of Cash Flow: Restricted Cash
Beginning fiscal 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its condensed consolidated statements of cash flows to include restricted cash of $15.0 million in the beginning and ending cash, cash equivalents, and restricted cash balances for all periods presented. Net cash flows for the three months ended March 31, 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows. Restricted cash was included in intangible and other assets, net on the Company's condensed consolidated balance sheets.

Significant Accounting Policies
With the exception of the change in the Company's Revenue Recognition policy as a result of the adoption of ASC 606, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance to the Company.
Revenue Recognition
The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. The Company’s revenue consists of product revenue resulting from the sale of systems, system components, instruments and accessories, and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.
The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s), system components, system accessories, instruments, accessories, and system service. The Company’s system sale arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a stand-alone basis.
The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations at the following points in time:
•System sales. For systems, system components, and system accessories sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For systems sold through distributors, revenue is recognized generally at the time of shipment. The Company’s system arrangements generally do not provide a right of return. The systems are generally covered by a one-year warranty. Warranty costs were not material for the periods presented.
•Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occur at the time of shipment, but also occur at the time of delivery depending on the customer arrangement. The Company allows its customers in the normal course of business to return unused products for a limited period of time subsequent to initial purchase and records an allowance against revenue.
•Service. Service revenue is recognized ratably over the term of the service period as the customers benefit from the service throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.
The Company offers its customers the opportunity to trade in their older systems for credit towards the purchase of a newer generation system. The Company generally does not provide specified price trade-in rights or upgrade rights at the time of system purchase. Such trade-in or upgrade transactions are separately negotiated based on the circumstances at the time of the trade-in or upgrade, based on the then fair value of the system, and are generally not based on any pre-existing rights granted by the Company. Accordingly, such trade-ins and upgrades are not considered as separate performance obligations in the arrangement for a system sale.
As part of a trade-in transaction, the customer receives a new generation system in exchange for its pre-owned system. The trade-in credit is negotiated at the time of the trade-in and is applied towards the purchase price of the new unit. Traded-in systems generally can be reconditioned and resold. The Company accounts for the fair value of the traded-in system in the total consideration in the arrangement by including the net realizable value of the traded-in system less a normal profit margin. The value of the traded-in system is determined as the amount, after reconditioning costs are added, that will allow a normal profit margin on the sale of the reconditioned unit to be generated. When there is no market for the traded-in units, no value is assigned. Traded-in units are reported as a component of inventory until reconditioned and resold, or otherwise disposed.
In addition, customers may also have the opportunity to upgrade their systems at a price determined at the time of the upgrade, for example, by adding a fourth arm to a three-arm system, or adding a second surgeon console for use with the da Vinci Si, Xi, and X Surgical System. Such upgrades are performed by completing component level upgrades at the customer’s site. Upgrade revenue is recognized when the component level upgrades are complete and all revenue recognition criteria are met.

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer, and market conditions. The Company regularly reviews standalone selling prices and updates these estimates if necessary.
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended March 31,
U.S.	2018	2017
Instruments and accessories	$337.6	$287.6
Systems	124.0	105.4
Services	110.8	101.8
Total U.S. revenue	$572.4	$494.8

Outside of U.S. (“OUS”)
Instruments and accessories	$122.7	$93.2
Systems	110.5	55.4
Services	41.9	36.2
Total OUS revenue	$275.1	$184.8

Total
Instruments and accessories	$460.3	$380.8
Systems	234.5	160.8
Services	152.7	138.0
Total revenue	$847.5	$679.6
Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue that has not yet been recognized. A significant portion of this amount relates to the Company's service contracts and obligations that will be invoiced and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $1,104.3 million as of March 31, 2018.
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	March 31, 2018	December 31, 2017
Contract assets	$11.3	$8.3
Deferred revenue	$280.0	$268.6
The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue for the periods presented was primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented.
Revenue recognized for the three months ended March 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $115.8 million and $98.5 million, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers when determining the economic life of the contract acquisition assets. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Company’s condensed consolidated balance sheets were $30.9 million and $31.4 million as of March 31, 2018, and December 31, 2017, respectively. The Company did not incur any impairment losses during any of the periods presented.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term, or long-term investments as of March 31, 2018, and December 31, 2017 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2018
Cash	$257.9	$—	$—	$257.9	$257.9	$—	$—
Level 1:
Money market funds	593.0	—	—	593.0	593.0	—	—
U.S. treasuries	1,160.3	—	(7.8)	1,152.5	26.6	560.2	565.7
Subtotal	1,753.3	—	(7.8)	1,745.5	619.6	560.2	565.7
Level 2:
Commercial paper	96.2	—	—	96.2	62.7	33.5	—
Corporate debt securities	988.4	0.1	(7.0)	981.5	—	499.5	482.0
U.S. government agencies	939.1	0.1	(6.2)	933.0	34.5	395.3	503.2
Non-U.S. government securities	2.5	—	—	2.5	—	2.5	—
Municipal securities	51.6	—	—	51.6	—	51.6	—
Subtotal	2,077.8	0.2	(13.2)	2,064.8	97.2	982.4	985.2
Total assets measured at fair value	$4,089.0	$0.2	$(21.0)	$4,068.2	$974.7	$1,542.6	$1,550.9

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2017
Cash	$197.7	$—	$—	$197.7	$197.7	$—	$—
Level 1:
Money market funds	445.0	—	—	445.0	445.0	—	—
U.S. treasuries	1,029.1	—	(4.7)	1,024.4	5.5	396.2	622.7
Subtotal	1,474.1	—	(4.7)	1,469.4	450.5	396.2	622.7
Level 2:
Commercial paper	38.4	—	—	38.4	—	38.4	—
Corporate debt securities	946.6	0.2	(4.4)	942.4	—	403.9	538.5
U.S. government agencies	901.3	—	(4.4)	896.9	—	311.7	585.2
Non-U.S. government securities	2.5	—	—	2.5	—	2.5	—
Municipal securities	301.1	—	(1.9)	299.2	—	159.7	139.5
Subtotal	2,189.9	0.2	(10.7)	2,179.4	—	916.2	1,263.2
Total assets measured at fair value	$3,861.7	$0.2	$(15.4)	$3,846.5	$648.2	$1,312.4	$1,885.9

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of March 31, 2018 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,671.7	$1,666.4
Mature in one to five years	1,566.4	1,550.9
Total	$3,238.1	$3,217.3
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses, recognized on the sale of investments, were not material for any of the periods presented. There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2018, and there were no changes in the valuation techniques used by the Company.
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
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and CHF. The net gains (losses) recognized in interest and other income, net in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2018, and 2017, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Notional amounts:
Forward contracts	$142.7	$128.5	$141.6	$168.4
Gross fair value recorded in:
Prepaids and other current assets	$0.4	$0.9	$0.6	$1.2
Other accrued liabilities	$3.7	$2.9	$3.8	$4.6

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following table provides further details of inventory (in millions):

	As of
Inventory	March 31, 2018	December 31, 2017
Raw materials	$96.4	$80.9
Work-in-process	28.9	19.7
Finished goods	158.3	140.6
Total inventory	$283.6	$241.2
The following table provides further details of the other long-term liabilities (in millions):

	As of
Other long-term liabilities	March 31, 2018	December 31, 2017
Income taxes—long-term	$292.0	$286.8
Deferred revenue—long-term	25.4	24.8
Other long-term liabilities	21.2	22.0
Total other long-term liabilities	$338.6	$333.6
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing activities (in millions):

	Three Months Ended March 31,
	2018	2017
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$26.5	$10.6
NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	March 31, 2018	December 31, 2017
Gross lease receivables	$133.7	$128.0
Unearned income	(5.4)	(5.0)
Allowance for credit loss	(0.9)	(0.9)
Net investment in sales-type leases	$127.4	$122.1
Reported as:
Prepaids and other current assets	$44.6	$41.9
Intangible and other assets, net	82.8	80.2
Total, net	$127.4	$122.1
Contractual maturities of gross lease receivables at March 31, 2018, are as follows (in millions):

Amount
2018	$35.7
2019	40.7
2020	30.3
2021	16.1
2022	9.1
2023 and thereafter	1.8
Total	$133.7

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
On October 15, 2013, plaintiffs in the Abrams matter filed an amended complaint. The case has since been retitled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs seek unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 6, 2012, and July 18, 2013. The amended complaint alleges that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the SEC. On November 18, 2013, the court appointed the Employees’ Retirement System of the State of Hawaii as lead plaintiff and appointed lead counsel. The Company filed a motion to dismiss the amended complaint on December 16, 2013, which was granted in part and denied in part on August 21, 2014. The plaintiffs elected not to further amend their complaint at that time. The plaintiffs moved for class certification on September 1, 2015, and following opposition and reply briefing, the court held a hearing on the motion on January 21, 2016. On November 2, 2016, Labaton Sucharow LLP filed a motion for leave to file an amended complaint. On December 22, 2016, the court entered an order granting plaintiffs’ motion for class certification. On January 25, 2017, the court entered an order granting plaintiffs’ motion for leave to amend the complaint. On February 9, 2017, the Company moved to dismiss the amended complaint. Following opposition and reply briefing, the matter was fully submitted to the court on March 2, 2017. The court denied the motion on September 29, 2017. On July 13, 2017, the parties filed a stipulation vacating the case schedule, which the court entered on July 14, 2017. On November 8, 2017, the court entered a new case schedule, with trial set to begin on October 30, 2018.
On December 6, 2017, plaintiffs moved for approval of a proposed notice to the class members; the Company partially opposed that motion. The Court held a hearing regarding the motion on March 8, 2018, and ordered the parties to edit the proposed notice and submit it to the Court for approval. On March 9, 2018, the parties submitted a joint proposed notice, which the Court approved on March 12, 2018. On February 9, 2018, the Company filed a motion for summary judgment, which plaintiffs opposed on March 23, 2018. The Company will file a reply in support of its motion on April 23, 2018, and a hearing on the motion is scheduled for June 14, 2018.
While the Company intends to vigorously defend itself, the actual outcome of this matter is dependent on many variables that are difficult to predict. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Product Liability Litigation
The Company is currently named as a defendant in a number of individual product liability lawsuits filed in various state and federal courts. The plaintiffs generally allege that they or a family member underwent surgical procedures that utilized the da Vinci Surgical System and sustained a variety of personal injuries and, in some cases death as a result of such surgery. Several of these cases have trial dates in the next 12 months.
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

In addition to the filed cases, the Company received a substantial number of claims relating to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments which included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for many of these claims and engaged in confidential mediation efforts. While the majority of the claims have been resolved, there are still a number of “tolled claims” that remain outstanding. During the three months ended March 31, 2018, and 2017, the Company recorded pre-tax charges of $4.5 million and $13.5 million, respectively, to reflect the estimated cost of settling a number of the product liability claims that are or that have been covered by the tolling agreements.
As of March 31, 2018, and December 31, 2017, a total of $17.4 million and $12.8 million, respectively, were included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets related to the pending product-liability cases and the tolled product liability claims.
The Company’s estimate of the anticipated cost of resolving both the pending cases and the tolled claims is based on negotiations with attorneys for the claimants. Nonetheless, it is possible that more claims will be made by additional individuals and that the claimants whose claims have not yet been resolved will choose to pursue greater amounts in a court of law. Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company’s business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. The parties are currently engaged in fact discovery regarding Ethicon’s allegations. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 7.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $6.2 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in December 2016 when the Board increased the authorized amount available under Repurchase Program to $3.0 billion. As of March 31, 2018, the remaining amount of share repurchases authorized by the Board was approximately $717.5 million.
There were no shares repurchased during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman Sachs & Co. LLC (“Goldman”) and Goldman delivered to the Company approximately 7.3 million shares of the Company’s common stock, for which the Company made a payment of $2.0 billion to Goldman. On December 7, 2017, the Company completed the ASR Program by making a final settlement payment of $274.0 million to Goldman. The final average price per share paid under the ASR Program was $310.32.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018, and 2017, are as follows (in millions):

	Three Months Ended March 31, 2018
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.4)	$(11.3)	$2.3	$(4.1)	$(15.5)
Other comprehensive income (loss) before reclassifications	(3.0)	(7.4)	4.5	0.3	(5.6)
Amounts reclassified from accumulated other comprehensive income (loss)	2.2	1.2	—	(0.4)	3.0
Net current-period other comprehensive income (loss)	(0.8)	(6.2)	4.5	(0.1)	(2.6)
Ending balance	$(3.2)	$(17.5)	$6.8	$(4.2)	$(18.1)

	Three Months Ended March 31, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.0	$(8.6)	$(1.3)	$(4.0)	$(8.9)
Other comprehensive income (loss) before reclassifications	(2.1)	2.9	1.8	0.1	2.7
Amounts reclassified from accumulated other comprehensive income (loss)	(1.8)	(0.1)	—	0.1	(1.8)
Net current-period other comprehensive income (loss)	(3.9)	2.8	1.8	0.2	0.9
Ending balance	$1.1	$(5.8)	$0.5	$(3.8)	$(8.0)
Retained Earnings
For the three months ended March 31, 2018, retained earnings balance includes a reduction of $96.7 million for shares withheld related to net share settlement of equity awards.
NOTE 8.    SHARE-BASED COMPENSATION
As of March 31, 2018, approximately 4.7 million shares of common stock were reserved for future issuance under the Company’s stock plans. A maximum of approximately 2.0 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the three months ended March 31, 2018, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2017	7.2	$164.16
Granted	0.2	$417.56
Exercised	(0.4)	$130.88
Forfeited/expired	(0.1)	$195.63
Balance at March 31, 2018	6.9	$174.94
As of March 31, 2018, options to purchase an aggregate of 5.4 million shares of common stock were exercisable at a weighted average price of $150.50 per share.

Restricted Stock Units Information
A summary of RSU activity for the three months ended March 31, 2018, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	2.1	$209.55
Granted	0.7	$418.18
Vested	(0.7)	$190.57
Forfeited	—	$248.75
Unvested balance at March 31, 2018	2.1	$280.90
During the three months ended March 31, 2018, approximately 26,000 RSUs were forfeited.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $25.3 million and approximately 0.1 million shares for $20.9 million during the three months ended March 31, 2018, and 2017, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three months ended March 31, 2018, and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of sales - products	$8.2	$6.8
Cost of sales - services	3.9	3.2
Total cost of sales	12.1	10.0
Selling, general and administrative	29.5	25.7
Research and development	16.3	11.9
Share-based compensation expense before income taxes	57.9	47.6
Income tax benefit	12.3	15.5
Share-based compensation expense after income taxes	$45.6	$32.1
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock plans and rights to acquire stock granted under the Company’s ESPP. The weighted average estimated fair values of stock options and rights to acquire stock under the ESPP, as well as the weighted average assumptions used in calculating those fair values, were as follows:

	Three Months Ended March 31,
	2018	2017
Stock Options
Risk-free interest rate	2.6%	2.0%
Expected term (in years)	4.3	4.3
Expected volatility	33%	25%
Fair value at grant date	$130.51	$56.52
ESPP
Risk-free interest rate	1.9%	0.9%
Expected term (in years)	1.2	1.3
Expected volatility	32%	26%
Fair value at grant date	$124.61	$61.59
NOTE 9.    INCOME TAXES
Income tax expense for the three months ended March 31, 2018, was $2.6 million, or 0.9% of income before taxes, compared with $21.3 million, or 10.5% of income before taxes, for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans and federal R&D credit benefits, partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2017, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits associated with employee equity plans, the effect of certain foreign earnings being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by state income taxes.
In connection with the Tax Act enacted in December 2017, the Company recorded a provisional amount of $317.8 million in its income tax expense for the year ended December 31, 2017. In accordance with relevant SEC guidance, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three months ended March 31, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. Income tax expense for the three months ended March 31, 2018, reflected a $9.1 million estimate for the tax on global intangible low-taxed income enacted by the Tax Act. For the global intangible low-taxed income provisions of the Tax Act, the Company has not yet elected an accounting policy with respect to either recognize deferred taxes for basis differences expected to reverse as global intangible low-taxed income, or to record such as period costs if and when incurred. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance. As a result of the Tax Act, the Company can repatriate its cumulative undistributed foreign earnings back to the U.S. when, and if, needed with minimal additional tax consequences.
As of March 31, 2018, the Company had a total of gross unrecognized tax benefits of $69.6 million compared with $65.4 million as of December 31, 2017, representing a net increase of approximately $4.2 million for the three months ended March 31, 2018. The net increase was primarily related to 2018 uncertain tax positions. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
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
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. for the three months ended March 31, 2018, and 2017 (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$287.6	$180.8
Denominator:
Weighted average shares outstanding used in basic calculation	112.8	111.9
Add: dilutive effect of potential common shares	5.2	3.6
Weighted average shares outstanding used in diluted calculation	118.0	115.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.55	$1.62
Diluted	$2.44	$1.57
Share-based compensation awards of approximately 0.2 million and 0.6 million shares for the three months ended March 31, 2018, and 2017, respectively, were outstanding, but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of March 31, 2018, and results of operations for the three months ended March 31, 2018, and 2017, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to provisional income tax expense related to the Tax Cuts and Jobs Act, the potential impact of the final resolution of provisional estimates and potential subsequent adjustments due to additional guidance from and interpretations by regulatory and standard-setting bodies and changes in assumptions, our expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: the impact of global and regional economic and credit market conditions on healthcare spending; healthcare reform legislation in the United States and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships; procedure counts; regulatory approvals, clearances and restrictions, or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions or the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci Si HD Surgical System®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, da Vinci Connect®, Intuitive Surgical EcoSystem®, and da Vinci X® are trademarks of Intuitive Surgical, Inc.
Overview
Open surgery remains a significant form of surgery and is commonly used in most areas of the body. However, the large incisions required for open surgery create trauma to patients, typically resulting in longer hospitalization and recovery times, increased hospitalization costs, and additional pain and suffering relative to MIS, where MIS is available. For over three decades, MIS has reduced trauma to patients by allowing selected surgeries to be performed through small ports rather than large incisions. MIS has been widely adopted for certain surgical procedures.
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

Our products fall into four broad categories - the da Vinci Surgical Systems, InSite and Firefly Fluorescence imaging systems (“Firefly”), instruments and accessories (e.g., EndoWrist, EndoWrist Vessel Sealer, da Vinci Single-Site and EndoWrist Stapler), and training technologies. Across these categories, within an integrated ecosystem, our products are designed to decrease variability in surgery by offering consistency in functionality and user experience with dependability for surgeons seeking better outcomes. With our “systems” approach, we offer intelligent technology and systems designed to work together to make MIS intervention more available and applicable.
We have commercialized the following four generational platforms of da Vinci Surgical Systems: Our first generation da Vinci standard Surgical System, commercialized in 1999, our second generation da Vinci S Surgical System, commercialized in 2006, our third generation da Vinci Si Surgical System, commercialized in 2009, and our fourth generation da Vinci Xi Surgical System, commercialized in 2014, and the da Vinci X Surgical System, commercialized in the second quarter of 2017. These systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We offer over 80 different multi-port da Vinci instruments enabling surgeons’ flexibility in choosing the types of tools needed in a particular surgery. These multi-port instruments are generally robotically controlled versions of surgical tools that surgeons would use in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci Si, da Vinci Xi, and da Vinci X platforms, including the EndoWrist Vessel Sealer and EndoWrist Stapler products to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. da Vinci X and da Vinci Xi Surgical Systems share the same instruments while the da Vinci Si Surgical System uses different instruments.
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
We adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018 using the full retrospective method for 2016 and 2017. Periods prior to 2016 were not required to be restated under ASC 606. Our prior-period financial results for 2016 and 2017 have been restated to reflect this adoption. Refer to “Note 2. Summary of Significant Accounting Policies” within Part I, Item 1 of this Form 10-Q for further discussion.
Recurring Revenue
Recurring revenue consists of instrument and accessory revenue, service revenue, and operating lease revenue. Recurring revenue increased to $2.2 billion, or 71% of total revenue in 2017, compared with $1.9 billion, or 71% of total revenue in 2016, and $1.7 billion, or 70% of total revenue in 2015. The growth of recurring revenue and its gradually increasing proportion of total revenue over the years largely reflect continued procedure adoption and increased system utilization on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 4,528 at March 31, 2018.
Instrument and accessory revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Instrument and accessory revenue increased to $1.6 billion in 2017, compared with $1.4 billion in 2016 and $1.2 billion in 2015. The growth of instrument and accessory revenue largely reflect continued procedure adoption.
Service revenue growth has been driven by the growth of the base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems grew 13% to approximately 4,409 at December 31, 2017; 9% to approximately 3,919 at December 31, 2016; and 10% to approximately 3,597 at December 31, 2015. Service revenue grew 12% to $572.9 million in 2017; 10% to $510.7 million in 2016; and 8% to $464.8 million in 2015.
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
Systems Revenue
System placements are driven by procedure growth in most markets. In geographies where da Vinci procedure adoption is in an early stage, system sales will precede procedure growth.  System placements also vary due to seasonality. System revenue grew 16% to $928.4 million in 2017; 11% to $800.0 million in 2016; and 14% to $721.9 million in 2015. System revenue is also affected by the proportion of systems placed that are under operating lease arrangements, recurring operating lease revenue, operating lease buyouts, product mix, ASPs, and trade-in activities.
Procedure Mix / Products
Our procedure business is primarily comprised of: (1) cancer and other highly complex procedures and (2) less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these procedure categories. Our fully featured da Vinci Xi Surgical System with advanced instruments, including the EndoWrist Vessel Sealer, EndoWrist Stapler products, and our Table Motion product target the more complex procedure segment. Lower priced products, including the three-arm da Vinci Si-e Surgical System, refurbished da Vinci Si Surgical System, and Single-Site instruments, are targeted towards less complex procedures. Our da Vinci X Surgical System is priced between the da Vinci Si and Xi Surgical Systems and offers customers access to many of the da Vinci Xi features, including da Vinci Xi advanced instrumentation and imaging systems, at a lower price point.
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

We received regulatory clearance for the da Vinci X Surgical System in South Korea in September 2017 and in Japan in April 2018 (see the description of the da Vinci X Surgical System in the New Product Introductions section below). Regulatory clearances for da Vinci X Surgical System may be received in other markets over time.
The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of every even year. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical data/economic data. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, anterior resection, lobectomy and hysterectomy, for both malignant and benign conditions. These additional 12 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or, that the adoption pace for these procedures will be similar to any other da Vinci procedure. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursements for additional procedures, then the demand for our products in Japan could be limited.
Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field that could pose a risk to health. The definition of “recalls and corrections” is expansive and includes repair, replacement, inspections, relabeling, and issuance of new or additional instructions for use or reinforcement of existing instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting, and monitoring worldwide. There are other actions a medical device manufacturer may take in the field without reporting, including but not limited to, routine servicing and stock rotations.
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
U.S. Procedures
Overall U.S. procedure volume grew to approximately 644,000 in 2017, compared with approximately 563,000 in 2016 and approximately 499,000 in 2015. For 2017, general surgery was our fastest growing specialty in the U.S. with procedure volume that grew to approximately 246,000 in 2017, compared with approximately 186,000 in 2016 and 140,000 in 2015, and the second largest in procedure volume. For 2017, gynecology was our largest U.S. surgical specialty and the procedure volume was approximately 252,000 in 2017, compared with 246,000 in 2016 and 238,000 in 2015. U.S. urology procedure volume was approximately 118,000 in 2017, compared with approximately 109,000 in 2016 and 102,000 in 2015.
Procedures Outside of the U.S.
Overall OUS procedures grew to approximately 233,000 in 2017, compared with approximately 190,000 in 2016 and approximately 153,000 in 2015. Procedure growth in most OUS markets was driven largely by urology procedure volume, which grew to approximately 149,000 in 2017, compared with approximately 124,000 in 2016 and approximately 102,000 in 2015. General surgery and gynecologic oncology procedures also contributed to OUS procedure growth.
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures grew approximately 15% for the three months ended March 31, 2018, compared with 18% for the three months ended March 31, 2017. U.S. procedure growth was approximately 14% for both the three months ended March 31, 2018, and 2017. First quarter 2018 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair, colorectal and bariatric procedures, and thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories.
Procedure volume OUS grew approximately 18% for the three months ended March 31, 2018, compared with 28% for the three months ended March 31, 2017. First quarter 2018 OUS procedure growth was driven by continued growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery, and gynecology. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures. The growth rate for the three months ended March 31, 2018 was lower than the previous year due to lower first quarter procedure growth in Europe, Japan, and China. In OUS, the timing and extent of holidays likely negatively impacted first quarter 2018 procedure growth. In Japan, growth in mature da Vinci prostatectomy and partial nephrectomy procedures moderated as these procedures increase penetration rates. Procedure growth in China moderated as da Vinci system capacity expansion is constrained by system quota requirements, the most recent of which expired at the end of 2015.
U.S. Gynecology. Growth in gynecology procedures during the three months ended March 31, 2018, continued at a rate consistent with 2017. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions. We believe that our modest growth in gynecologic procedures over the past several years was primarily driven by consolidation of surgical volumes into surgeons that focus on cancer and complex surgeries.
U.S. General Surgery. Growth in general surgery procedures during the three months ended March 31, 2018, continued to drive the majority of incremental procedures. First quarter 2018 growth in U.S. general surgery procedures was primarily driven by ventral and inguinal hernia procedures, as it did in 2017 and 2016. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in complexity among hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
Adoption of da Vinci for colorectal procedures, which includes several underlying procedures including low anterior resections for rectal cancers and certain colon procedures for benign and cancerous conditions, has been ongoing for several years, and is supported by our recently launched technologies such as the da Vinci Xi Surgical System, EndoWrist Stapler, EndoWrist Vessel Sealer, and Integrated Table Motion. da Vinci use in cholecystectomy grew modestly during the first quarter of 2018 and in 2017, compared to a modest decline in 2016. Recent cholecystectomy growth was driven by higher multi-port cholecystectomies, more than offsetting lower Single-Site cholecystectomy volume. Early stage adoption in bariatric procedures also contributed to first quarter 2018 and 2017 U.S. general surgery growth.

Global Urology. Along with U.S. general surgery, global urology procedures drove our recent procedure growth. da Vinci Prostatectomy (“dVP”) is the largest urology procedure in the U.S. First quarter 2018 growth in U.S. dVP procedures moderated slightly compared with 2017. We believe our growth in U.S. prostatectomy is largely aligned with surgical volumes of prostate cancer as dVP is the U.S. standard of care for the surgical treatment of prostate cancer. dVP is the largest overall OUS procedure. First quarter 2018 growth in OUS dVP continued to be solid. OUS dVP is at various stages of adoption in different areas of the world.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the use of a da Vinci system in a hospital or market increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically surgical society guideline-recommended therapy.
OUS Procedures. First quarter 2018 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. Procedure growth moderated in Asia and Europe. In China, we have experienced strong procedure growth and utilization on systems sold under our previous public hospital quota which expired at the end of 2015. However, procedure growth is now moderating as we are dependent on obtaining additional importation authorizations or public hospital quotas, as well as on hospitals completing a central purchasing tender process under such authorizations. The timing and magnitude of future authorizations that may enable future system placements in China is not certain. In Japan, we have experienced strong procedure growth since receiving the national reimbursements, outlined above, for dVP and partial nephrectomy. However, as adoption for these procedures has progressed, procedure growth in Japan is slowing. A total of 12 additional da Vinci procedures were granted national reimbursement status effective April 1, 2018, including gastrectomy, anterior resection, lobectomy and hysterectomy, for both malignant and benign conditions. These additional 12 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedure. If these procedures do not adopt and we are not successful in obtaining adequate procedure reimbursement for additional procedures, then the demand for our products in Japan could be limited. First quarter 2018 OUS procedures were likely negatively impacted by the timing and extent of holidays.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including hospital response to the evolving health care environment, procedure growth rates, hospital consolidation trends, evolving system utilization and point of care dynamics, capital replacement trends, additional reimbursements in various global markets, including Japan, the timing around governmental tenders and authorizations, including China, the timing of when we receive regulatory clearance in our other OUS markets for our Xi Surgical System, X Surgical System, and related instruments as well as other economic and geopolitical factors. Market acceptance of our recently launched X Surgical System may also impact future systems placement. Demand may also be impacted by robotic surgery competition, including from companies that have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field, including but not limited to: Auris Surgical Robotics, Inc.; Avatera Medical GmbH; Cambridge Medical Robotics Ltd.; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; Medtronic PLC.; meerecompany Inc.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical, Inc.; TransEnterix, Inc; and Wego Holding Co., Ltd.
New Product Introductions
da Vinci X Surgical System. In May 2017, we launched a new da Vinci model, the da Vinci X, in the U.S and Europe. da Vinci X has also since been cleared in some other key markets including most recently Japan in April, 2018. The da Vinci X system provides surgeons and hospitals with access to some of the most advanced robotic-assisted surgery technology at a lower cost. The da Vinci X uses the same vision cart and surgeon console that are found on our flagship product, the da Vinci Xi system, giving our customers the option of adding advanced capabilities, and providing a pathway for upgrading should they choose to do so as their practices and needs grow.
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
Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd.
In September 2016, we agreed to establish a joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), a subsidiary of Fosun International Limited, to research, develop, manufacture, and sell robotic-assisted catheter-based medical devices. The joint venture will initially produce products targeting early diagnosis and cost-effective treatment of lung cancer, one of the most commonly diagnosed forms of cancer in the world. The technology will be used in robotic-assisted medical devices based on catheters and incorporates proprietary intellectual property developed or owned by us. The joint venture is located in Shanghai, China, where it will perform research and development activities and manufacture catheter-based products for global distribution. Distribution in China will be conducted by the joint venture, while distribution outside of China will be conducted by us. The joint venture is owned 60% by us and 40% by Fosun Pharma. As of March 31, 2018, the companies have contributed $25 million of up to $100 million required by the joint venture. Since 2011, Chindex Medical Limited, a subsidiary of Fosun Pharma, has been our distribution partner for da Vinci Surgical Systems in China.
In the second quarter of 2017, the joint venture company was legally formed. The joint venture received contributions from both parties and has been hiring employees and planning for the establishment of manufacturing infrastructure. For the three months ended March 31, 2018, the net loss attributable to the noncontrolling interest in the joint venture was $0.3 million. We expect that the joint venture will incur net losses before product commercialization and ramp up periods after commercialization, and that it will not generate revenue in 2018. Further, there can be no assurance that we and the joint venture can successfully complete the development of the robotic-assisted catheter-based medical devices; that we and the joint venture will successfully commercialize such products; that the joint venture will not require additional contributions to fund its business; or that the joint venture will become profitable.

First Quarter 2018 Financial Highlights

•
Total revenue increased by 25% to $847.5 million during the three months ended March 31, 2018, compared with $679.6 million during the three months ended March 31, 2017. First quarter 2017 revenue was reduced by approximately $23.4 million revenue deferral related to the da Vinci X trade-out program.

•
Approximately 238,000 da Vinci procedures were performed during the three months ended March 31, 2018, an increase of approximately 15% compared with approximately 207,000 for the three months ended March 31, 2017.

•	Instrument and accessory revenue increased by 21% to $460.3 million during the three months ended March 31, 2018, compared with $380.8 million during the three months ended March 31, 2017.

•
Systems revenue increased by 46% to $234.5 million during the three months ended March 31, 2018, compared with $160.8 million during the three months ended March 31, 2017. First quarter 2017 systems revenue was reduced by the revenue deferral related to the customer trade-out program described above.

•
A total of 185 da Vinci Surgical Systems were shipped during the three months ended March 31, 2018, compared with 133 during the three months ended March 31, 2017. As of March 31, 2018, we had a da Vinci Surgical System installed base of approximately 4,528 systems, an increase of approximately 13% compared with the installed base as of March 31, 2017.

•
Gross profit as a percentage of revenue was 70.1% for the three months ended March 31, 2018, compared with 69.1% for the three months ended March 31, 2017. Gross profit for the first quarter of 2017 was reduced by $7.8 million, or 1.1% as a percentage of revenue, related to a litigation settlement charge.

•
Operating income increased by 43% to $276.7 million during the three months ended March 31, 2018, compared with $193.4 million during the three months ended March 31, 2017. Operating income included $57.9 million and $47.6 million of share-based compensation expense related to employee stock plans during the three months ended March 31, 2018, and 2017, respectively. Operating income for the three months ended March 31, 2018, and 2017, included pre-tax litigation related charges of $5.2 million, and $21.3 million, respectively. Operating income for the three months ended March 31, 2018 and 2017, included intangible asset charges of $7.6 million and $3.7 million, respectively.

•
As of March 31, 2018, we had $4.1 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $221.7 million, compared with December 31, 2017, primarily as a result of cash generated from operating activities.

Results of Operations
We adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018 using the full retrospective method. Our prior-period financial results have been restated to reflect this adoption. Refer to “Note 2. Summary of Significant Accounting Policies” within Part I, Item 1 of this Form 10-Q for further discussion.
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2018	% of total revenue	2017	% of total revenue
Revenue:
Product	$694.8	82%	$541.6	80%
Service	152.7	18%	138.0	20%
Total revenue	847.5	100%	679.6	100%
Cost of revenue:
Product	201.5	24%	165.5	24%
Service	52.2	6%	44.3	7%
Total cost of revenue	253.7	30%	209.8	31%
Product gross profit	493.3	58%	376.1	56%
Service gross profit	100.5	12%	93.7	13%
Gross profit	593.8	70%	469.8	69%
Operating expenses:
Selling, general and administrative	221.6	26%	202.9	30%
Research and development	95.5	11%	73.5	11%
Total operating expenses	317.1	37%	276.4	41%
Income from operations	276.7	33%	193.4	28%
Interest and other income, net	13.2	1%	8.7	1%
Income before taxes	289.9	34%	202.1	29%
Income tax expense	2.6	—%	21.3	2%
Net income	287.3	34%	180.8	27%
Less: net loss attributable to noncontrolling interest	(0.3)	—%	—	—%
Net income attributable to Intuitive Surgical, Inc.	$287.6	34%	$180.8	27%
Total Revenue
Total revenue was $847.5 million for the three months ended March 31, 2018, compared with $679.6 million for the three months ended March 31, 2017, resulting from 21% higher instrument and accessory revenue driven by approximately 15% higher procedure volume and 46% higher systems revenue. In addition, in the first quarter of 2017, $23.4 million of revenue was deferred related to a customer trade-out program that we offered certain customers who purchased a surgical system in the first quarter of 2017. Under this trade-out program, those customers will be able to return systems purchased in the first quarter of 2017 and receive a credit towards the purchase of da Vinci X surgical system launched in the second quarter of 2017.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 21% and 16% for the three months ended March 31, 2018, and 2017, respectively. We sell our products and services in Euros and British Pounds in those European markets where we have direct distribution channels, and in Japanese Yen and Korean Won in Japan and South Korea, respectively. The impact of the weaker U.S. dollar during the three months ended March 31, 2018, contributed approximately three percentage points to first quarter 2018 revenue growth. If the U.S. dollar continues to be weaker than it was in 2017, our revenue will likely be favorably impacted during the remainder of 2018.

Revenue generated in the U.S. accounted for 68% and 73% of total revenue for the three months ended March 31, 2018, and 2017, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS market and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three months ended March 31, 2018, and 2017, respectively (in millions, except percentages and unit shipments):

	Three Months Ended March 31,
	2018	2017
Revenue
Instruments and accessories	$460.3	$380.8
Systems	234.5	160.8
Total product revenue	694.8	541.6
Services	152.7	138.0
Total revenue	$847.5	$679.6
United States	$572.4	$494.8
OUS	275.1	184.8
Total revenue	$847.5	$679.6
% of Revenue - U.S.	68%	73%
% of Revenue - OUS	32%	27%

Instruments and accessories	$460.3	$380.8
Services	152.7	138.0
Operating lease revenue (1)	9.5	5.0
Total recurring revenue (1)	$622.5	$523.8
% of Total revenue	73%	77%

Unit Shipments by Region:
U.S. unit shipments	112	77
OUS unit shipments	73	56
Total unit shipments*	185	133
*Systems shipped under operating leases (included in total unit shipments)	43	21

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins	57	28
Unit shipments not involving trade-ins	128	105

(1) Starting fourth quarter of 2017, we included operating lease revenue that is classified as systems revenue, as a component of total recurring revenue and revised prior period total recurring revenue for comparability purposes.

Product Revenue
Product revenue increased by 28% to $694.8 million for the three months ended March 31, 2018, compared with $541.6 million for the three months ended March 31, 2017.
Instrument and accessory revenue increased by 21% to $460.3 million for the three months ended March 31, 2018, compared with $380.8 million for the three months ended March 31, 2017. The increase in instrument and accessory revenue was driven by procedure growth of approximately 15%, higher sales of our advanced instruments, favorable foreign currency impact, and timing of orders. First quarter 2018 U.S. procedure growth of approximately 14% was driven by growth in general surgery procedures, most notably hernia repair, colorectal and bariatric procedures, thoracic procedures, and a moderate growth in the more mature gynecologic and urologic procedures categories. OUS procedure growth was approximately 18% for the first quarter of 2018, driven by continued growth in dVP procedures, earlier stage growth in kidney cancer procedures, general surgery and gynecology. Geographically, first quarter OUS procedure growth was driven by procedure expansion in Japan, China, and South Korea. Procedure growth varied by country in our European markets.
Systems revenue increased by 46% to $234.5 million for the three months ended March 31, 2018, compared with $160.8 million for the three months ended March 31, 2017. Higher first quarter 2018 systems revenue was primarily driven by higher system shipments, first quarter 2017 revenue deferred related to the da Vinci X trade out program, and a slightly higher systems average selling price (“ASP”), partly offset by a higher number of system placements under operating lease arrangements. Revenue from Lease Buyouts was $11.1 million for three months ended March 31, 2018, compared with $10.0 million for the three months ended March 31, 2017. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
During the first quarter of 2018, a total of 185 systems were shipped compared with 133 during the first quarter of 2017. By geography, 112 systems were shipped into the U.S., 45 into Europe, 16 into Asia, and 12 into other markets during the first quarter of 2018, compared with 77 systems shipped into the U.S., 23 into Asia, 21 into Europe, and 12 into other markets during the first quarter of 2017. We shipped 51 and 25 systems under lease arrangements, of which 43 and 21 were classified as operating leases, in the three months ended March 31, 2018, and 2017, respectively. Operating lease revenue was $9.5 million for the three months ended March 31, 2018, compared with $5.0 million for the three months ended March 31, 2017. A total 194 of da Vinci Surgical Systems were installed at customers under operating lease arrangements as of March 31, 2018. The increase in systems shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating leases, was approximately $1.49 million for the three months ended March 31, 2018, compared with $1.46 million for the three months ended March 31, 2017. The slightly higher first quarter 2018 ASP primarily was driven by product mix and favorable foreign currency exchange rate impact, partly offset by geographic mix. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 11% to $152.7 million for the three months ended March 31, 2018, compared with $138.0 million for the three months ended March 31, 2017. Higher service revenue for the three months ended March 31, 2018, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended March 31, 2018, increased 31% to $493.3 million, representing 71.0% of product revenue, compared with $376.1 million, representing 69.4% of product revenue, for the three months ended March 31, 2017. The higher product gross profit for the three months ended March 31, 2018, was primarily driven by higher product revenue.
The higher product gross profit margin for the three months ended March 31, 2018, as compared with the same period in 2017, was primarily due to a first quarter 2017 litigation charge. Product gross profit margin for the first quarter of 2017 was reduced by $7.8 million for a litigation settlement charge related to a license and supply agreement.
Product gross profit for the three months ended March 31, 2018, and 2017, reflected share-based compensation expense of $8.2 million and $6.8 million, respectively. Product gross profit for the three months ended March 31, 2018, and 2017, included amortization expense of intangible assets of $1.0 million and $1.7 million, respectively.
Service gross profit for the three months ended March 31, 2018, was $100.5 million, or 65.8% of service revenue, compared with $93.7 million, or 67.9% of service revenue for the three months ended March 31, 2017. The higher service gross profit for the three months ended March 31, 2018, was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems. The lower service gross profit margin for the three months ended March 31, 2018, as compared with the same period in 2017, was primarily driven by higher costs to repair and replace da Vinci Xi/X endoscope products.

Service gross profit for the three months ended March 31, 2018, and 2017, reflected share-based compensation expense of $3.9 million and $3.2 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended March 31, 2018, increased by 9% to $221.6 million, compared with $202.9 million for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018, was primarily due to higher OUS expenses associated with our expanded Asian and European teams, and infrastructure to support our growth, partially offset by lower pre-tax litigation charges. Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017, included pre-tax litigation charges of $5.2 million and $13.5 million, respectively.
Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017, reflected share-based compensation expense of $29.5 million and $25.7 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended March 31, 2018, increased by 30% to $95.5 million, compared with $73.5 million for the three months ended March 31, 2017. The increase was primarily due to higher personnel and other project costs to support a broader set of product development initiatives, including our da Vinci Single Port Surgical System; robotic-assisted catheter-based medical devices; advanced imaging and analytics; advanced instrumentation; future generations of robotics; and expense related to licensed intellectual property.
Share-based compensation expense charged to research and development expense was $16.3 million and $11.9 million for the three months ended March 31, 2018, and 2017, respectively. Amortization expense related to intangible assets was $1.6 million and $2.0 million for the three months ended March 31, 2018, and 2017, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2018, and 2017, was $13.2 million and $8.7 million, respectively. The increase was primarily driven by higher interest earned during the three months ended March 31, 2018 due to higher interest rates.
Income Tax Expense
Income tax expense for the three months ended March 31, 2018, was $2.6 million, or 0.9% of income before taxes, compared with $21.3 million, or 10.5% of income before taxes, for the three months ended March 31, 2017. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the decrease of federal statutory tax rate from 35% to 21% as a result of the Tax Act, higher excess tax benefits associated with employee equity plans, and higher federal R&D credit benefits, partially offset by higher taxes on certain foreign earnings. Our effective tax rate for the three months ended March 31, 2018, differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans and federal R&D credit benefit, partially offset by state income taxes. Our effective tax rate for the three months ended March 31, 2017, differs from the U.S. federal statutory rate of 35% primarily due to excess tax benefits associated with employee equity plans, the effect of certain foreign earnings being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by state income taxes.
In connection with the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017, we recorded a provisional amount of $317.8 million within income tax expense for the year ended December 31, 2017. In accordance with relevant SEC guidance, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three months ended March 31, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. Income tax expense for the three months ended March 31, 2018, reflected a $9.1 million estimate for the tax on global intangible low-taxed income enacted by the Tax Act. For the global intangible low-taxed income provisions of the Tax Act, we have not yet elected an accounting policy with respect to either recognize deferred taxes for basis differences expected to reverse as global intangible low-taxed income, or to record such as period costs if and when incurred. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete the analysis within the measurement period in accordance with the SEC guidance. As a result of the Tax Act, we can repatriate our cumulative undistributed foreign earnings back to the U.S. when, and if, needed with minimal additional tax consequences.
Our income tax provision is subject to volatility as the amount of excess tax benefits or deficiencies fluctuates from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP. Our provision for income taxes included excess tax benefits associated with employee equity plans of $54.7 million and $32.6 million, which reduced our effective tax rate by 18.9 percentage points and 16.1 percentage points, for the three months ended March 31, 2018, and 2017, respectively.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased from $3.8 billion as of December 31, 2017, to $4.1 billion as of March 31, 2018, primarily from cash provided by our operations. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of March 31, 2018, $1,613.0 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. As a result of the Tax Act, we can repatriate our cumulative undistributed foreign earnings back to the U.S. when, and if, needed with minimal additional tax consequences. We believe the cash flows provided by our operations will meet our liquidity needs for the foreseeable future.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on our Form 10-K for the fiscal year ended December 31, 2017 for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data (Unaudited)
The following table summarizes our cash flows for the three months ended March 31, 2018, and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in)
Operating activities	$280.2	$241.5
Investing activities	53.6	1,308.3
Financing activities	(8.3)	(1,878.3)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1.0	0.5
Net increase (decrease) in cash, cash equivalents, and restricted cash	$326.5	$(328.0)
Operating Activities
For the three months ended March 31, 2018, cash flow provided by operating activities of $280.2 million differed from our net income of $287.3 million primarily for the following reasons:

1.
Our net income included non-cash items, including: share-based compensation of $57.5 million; deferred income taxes of $37.4 million; depreciation expense of $23.7 million; investment related non-cash charges of $4.7 million; amortization of contract acquisition asset of $2.7 million; and amortization of intangible assets of $2.6 million.

2.
The non-cash charges outlined above were mostly offset by changes in operating assets and liabilities that resulted in $135.7 million of cash used by operating activities. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses and other assets, deferred revenue, and other accrued liabilities. Inventory, including the transfer of equipment from inventory to property, plant and equipment, increased by $66.2 million. Accrued compensation and employee benefits decreased by $64.0 million primarily due to the payments of 2017 incentive compensation. Other liabilities decreased by $37.7 million primarily due to a decrease in income tax payable. Prepaid expenses and other assets increased by $20.6 million primarily due to timing of prepayments and lease receivables. The unfavorable impact of these items on cash used by operating activities was partly offset by a $33.0 million decrease in accounts receivable primarily due to timing of customer billings and collections, a $11.4 million increase in deferred revenue, and a $8.4 million increase in accounts payable.

Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2018, consisted of proceeds from sales and maturities of investments (net of purchases of investments) of $93.7 million partly offset by acquisition of property and equipment of $40.1 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. treasury and U.S. government agency securities, taxable and tax exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2018, consisted primarily of $102.5 million in taxes paid on behalf of employees related to net share settlements of vested employee equity awards partly offset by proceeds from stock option exercises and employee stock purchases of $86.2 million.

Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the first quarter of 2018.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. With the exception of the change in revenue recognition as a result of the adoption of ASC 606, there have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance to the Company.
Revenue recognition. Our system sale arrangements contain multiple products and services, including system(s), system components, system accessories, instruments, accessories, and service. Other than service, we generally deliver all of the products upfront. Each of these products and services is a distinct performance obligation. System accessories, instruments, accessories, and service are also sold on a stand-alone basis.
For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell the products or services. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, type of customer, and market conditions. We regularly review standalone selling prices and maintain internal controls over establishing and updating these estimates.
Our system sales arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are at a stated service price. Revenue that is allocated to service obligation is deferred and recognized ratably over the service period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2018, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
Since March 2009, we have had an active stock repurchase program. As of March 31, 2018, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $6.2 billion for stock repurchases, of which the most recent authorization occurred in December 2016, when the Board increased the authorized amount available under our share repurchase program to $3.0 billion. No shares were purchased during the three months ended March 31, 2018. Approximately $717.5 million remained available to repurchase shares under the authorized repurchase program as of March 31, 2018. The authorized stock repurchase program does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc., as amended (incorporated by reference to Exhibit 3.1 on Form 10-Q filed with the Securities and Exchange Commission on October 20, 2017).

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: April 18, 2018