Form 10-Q
period 2018-06-30
INTUITIVE SURGICAL INC
filed 2018-07-20
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 113,747,594 shares of Common Stock, $0.001 par value per share, outstanding as of July 17, 2018.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM  1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,203.5	$648.2
Short-term investments	1,729.0	1,312.4
Accounts receivable, net	532.5	507.9
Inventory	331.5	241.2
Prepaids and other current assets	189.6	99.2
Total current assets	3,986.1	2,808.9
Property, plant, and equipment, net	688.8	613.1
Long-term investments	1,327.1	1,885.9
Deferred tax assets	415.4	72.0
Intangible and other assets, net	221.3	195.8
Goodwill	210.9	201.1
Total assets	$6,849.6	$5,776.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102.2	$82.5
Accrued compensation and employee benefits	128.0	167.6
Deferred revenue	272.1	243.8
Other accrued liabilities	164.1	168.9
Total current liabilities	666.4	662.8
Other long-term liabilities	314.0	333.6
Total liabilities	980.4	996.4
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2018, and December 31, 2017	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 113.7 shares and 112.3 shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	0.1	0.1
Additional paid-in capital	4,928.8	4,679.2
Retained earnings	948.1	115.0
Accumulated other comprehensive loss	(16.4)	(15.5)
Total Intuitive Surgical, Inc. stockholders’ equity	5,860.6	4,778.8
Noncontrolling interest	8.6	1.6
Total stockholders’ equity	5,869.2	4,780.4
Total liabilities and stockholders’ equity	$6,849.6	$5,776.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2018	2017	2018	2017
Revenue:
Product	$753.5	$618.9	$1,448.3	$1,160.5
Service	155.8	139.9	308.5	277.9
Total revenue	909.3	758.8	1,756.8	1,438.4
Cost of revenue:
Product	228.1	184.7	429.6	350.2
Service	48.9	44.0	101.1	88.3
Total cost of revenue	277.0	228.7	530.7	438.5
Gross profit	632.3	530.1	1,226.1	999.9
Operating expenses:
Selling, general and administrative	259.8	185.6	481.4	388.5
Research and development	95.1	84.6	190.6	158.1
Total operating expenses	354.9	270.2	672.0	546.6
Income from operations	277.4	259.9	554.1	453.3
Interest and other income, net	18.2	10.1	31.4	18.8
Income before taxes	295.6	270.0	585.5	472.1
Income tax expense	41.0	47.0	43.6	68.3
Net income	254.6	223.0	541.9	403.8
Less: net loss attributable to noncontrolling interest	(0.7)	—	(1.0)	—
Net income attributable to Intuitive Surgical, Inc.	$255.3	$223.0	$542.9	$403.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.25	$2.01	$4.80	$3.62
Diluted	$2.15	$1.94	$4.59	$3.50
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	113.5	111.0	113.2	111.6
Diluted	118.5	115.2	118.3	115.5
Total comprehensive income attributable to Intuitive Surgical, Inc.	$257.0	$221.2	$542.0	$402.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2018	2017
Operating activities:
Net income	$541.9	$403.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	49.8	39.6
Amortization of intangible assets	5.7	7.0
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	4.7	11.4
Deferred income taxes	48.7	35.5
Share-based compensation expense	120.8	97.8
Amortization of contract acquisition asset	5.3	5.5
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(17.3)	(51.4)
Inventory	(133.9)	(58.3)
Prepaids and other assets	(102.4)	(47.9)
Accounts payable	14.3	5.7
Accrued compensation and employee benefits	(39.6)	(24.9)
Deferred revenue	29.8	40.3
Other liabilities	(16.1)	(6.1)
Net cash provided by operating activities	511.7	458.0
Investing activities:
Purchase of investments	(851.6)	(707.0)
Proceeds from sales of investments	259.0	1,474.9
Proceeds from maturities of investments	724.9	294.9
Purchase of property, plant, and equipment and intellectual property	(84.9)	(108.3)
Acquisition of business, net of cash	(38.1)	—
Net cash provided by investing activities	9.3	954.5
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	134.9	296.4
Taxes paid related to net share settlement of equity awards	(108.0)	(50.0)
Repurchase of common stock	—	(2,000.0)
Other financing activities	8.0	—
Net cash provided by (used in) financing activities	34.9	(1,753.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.6)	1.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	555.3	(340.1)
Cash, cash equivalents, and restricted cash, beginning of period	663.2	1,051.6
Cash, cash equivalents, and restricted cash, end of period	$1,218.5	$711.5
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 2, 2018. The results of operations for the first six months of fiscal year 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and the balances of the Company’s majority owned joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. The Company holds a controlling financial interest in the joint venture and the noncontrolling interest is reflected as a separate component of consolidated stockholders’ equity.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The new standard also requires expanded disclosures regarding leasing arrangements. The new standard becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. The new standard is required to be adopted using the modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company generally does not finance purchases of equipment or other capital, but does lease some of its facilities. The Company’s customers finance purchases of da Vinci systems and ancillary products, including directly with the Company. It is currently unknown whether the new standard will change customer buying patterns or behaviors. The Company is evaluating the effect that this new standard will have on its Financial Statements and related disclosures.
Adopted Accounting Pronouncement
Revenue from Contracts with Customers
The Company adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers in the first quarter of the Company’s fiscal year that began on January 1, 2018, using the full retrospective method, which required the Company to restate each prior reporting period presented. This new standard replaced the previous revenue recognition guidance in U.S. GAAP. Please see the Company’s “Revenue Recognition” policy in the “Significant Accounting Policies” section below.
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
Adoption of the standard using the full retrospective method also required the Company to restate certain previously reported results, including the impact to provision for income taxes. The adjustments to the unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017, are as follows (in millions, except per share amounts):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Product	$614.2	$4.7	$618.9	$1,148.2	$12.3	$1,160.5
Service	142.0	(2.1)	139.9	282.2	(4.3)	277.9
Total revenue	756.2	2.6	758.8	1,430.4	8.0	1,438.4
Cost of revenue:
Product	184.3	0.4	184.7	348.1	2.1	350.2
Service	44.0	—	44.0	88.3	—	88.3
Total cost of revenue	228.3	0.4	228.7	436.4	2.1	438.5
Gross profit	527.9	2.2	530.1	994.0	5.9	999.9
Operating expenses:
Selling, general and administrative	185.8	(0.2)	185.6	386.9	1.6	388.5
Research and development	84.6	—	84.6	158.1	—	158.1
Total operating expenses	270.4	(0.2)	270.2	545.0	1.6	546.6
Income from operations	257.5	2.4	259.9	449.0	4.3	453.3
Interest and other income, net	10.1	—	10.1	18.8	—	18.8
Income before taxes	267.6	2.4	270.0	467.8	4.3	472.1
Income tax expense	46.1	0.9	47.0	66.5	1.8	68.3
Net income attributable to Intuitive Surgical, Inc.	$221.5	$1.5	$223.0	$401.3	$2.5	$403.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.00	$0.01	$2.01	$3.60	$0.02	$3.62
Diluted	$1.92	$0.02	$1.94	$3.47	$0.03	$3.50
Total comprehensive income attributable to Intuitive Surgical, Inc.	$219.7	$1.5	$221.2	$400.4	$2.5	$402.9

Selected Condensed Consolidated Statements of Balance Sheet line items, which reflect the impact of adopting the new standard, are as follow (in millions) as of December 31, 2017:

	December 31, 2017
	As Previously Reported	Adjustments	As Restated
ASSETS
Accounts receivable, net	$511.9	$(4.0)	$507.9
Prepaids and other current assets	$97.2	$2.0	$99.2
Deferred tax assets	$87.3	$(15.3)	$72.0
Intangibles and other assets, net	$159.7	$36.1	$195.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$284.5	$(40.7)	$243.8
Other accrued liabilities	$169.5	$(0.6)	$168.9
Other long-term liabilities	$327.1	$6.5	$333.6
Retained earnings	$61.4	$53.6	$115.0
In addition, the cumulative effect of ASC 606 to the Company’s retained earnings at January 1, 2016 was $40.3 million. Adoption of the standard had no impact to total net cash from or used in operating, investing, or financing activities within the Condensed Consolidated Statements of Cash Flows.
As part of the Company’s adoption of ASC 606, the Company elected to use the following practical expedients (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue for all periods prior to the date of initial application of ASC 606; (ii) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company’s transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (iii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iv) not to recast revenue for contracts that begin and end in the same fiscal year; and (v) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.
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
Business Combinations: Clarifying the Definition of a Business
Beginning fiscal 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, and applied the new guidance prospectively. In the second quarter of 2018, the Company acquired certain assets related to a distribution business which was accounted for as a business combination. Refer to “Note 4. Balance Sheet Details and Other Information” for further information on the acquisition.
Statement of Cash Flow: Restricted Cash
Beginning fiscal 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its condensed consolidated statements of cash flows to include restricted cash of $15.0 million in the beginning and ending cash, cash equivalents, and restricted cash balances for all periods presented. Net cash flows for the six months ended June 30, 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows. Restricted cash was included in intangible and other assets, net on the Company’s condensed consolidated balance sheets.

Significant Accounting Policies
With the exception of the change in the Company’s Revenue Recognition policy as a result of the adoption of ASC 606, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance, to the Company.
Revenue Recognition
The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. The Company’s revenue consists of product revenue resulting from the sale of systems, system components, instruments and accessories, and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and its customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on the consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.
The Company’s system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are a distinct product or service that is separately identifiable from other items in a bundled package, and if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s), system components, system accessories, instruments, accessories, and system service. The Company’s system sale arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a stand-alone basis.
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
•Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but also occurs at the time of delivery depending on the customer arrangement. The Company allows its customers in the normal course of business to return unused products for a limited period of time subsequent to initial purchase and records an allowance against revenue for estimated returns.
•Service. Service revenue is recognized ratably over the term of the service period as the customers benefit from the service throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.
The Company offers its customers the opportunity to trade in their older systems for a credit towards the purchase of a newer generation system. The Company generally does not provide specified price trade-in rights or upgrade rights at the time of system purchase. Such trade-in or upgrade transactions are separately negotiated based on the circumstances at the time of the trade-in or upgrade, based on the then fair value of the system, and are generally not based on any pre-existing rights granted by the Company. Accordingly, such trade-ins and upgrades are not considered as separate performance obligations in the arrangement for a system sale.
As part of a trade-in transaction, the customer receives a new generation system in exchange for its pre-owned system. The trade-in credit is negotiated at the time of the trade-in and is applied towards the purchase price of the new unit. Traded-in systems generally can be reconditioned and resold. The Company accounts for the fair value of the traded-in system in the total consideration in the arrangement by including the net realizable value of the traded-in system less a normal profit margin. The value of the traded-in system is determined as the amount, after reconditioning costs are added, that will allow a normal profit margin on the sale of the reconditioned unit to be generated. When there is no market for the traded-in units, no value is assigned. Traded-in units are reported as a component of inventory until resold, or otherwise disposed.
In addition, customers may also have the opportunity to upgrade their systems at a price determined at the time of the upgrade, for example, by adding a second surgeon console for use with the da Vinci Si, Xi, and X Surgical System. Such upgrades are performed by completing component level upgrades at the customer’s site. Upgrade revenue is recognized when the component level upgrades are complete and all revenue recognition criteria are met.

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, and type of customer. The Company regularly reviews standalone selling prices and updates these estimates as necessary.
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2018	2017	2018	2017
Instruments and accessories	$360.3	$309.4	$697.9	$597.0
Systems	172.4	141.3	296.4	246.7
Services	112.0	101.9	222.8	203.7
Total U.S. revenue	$644.7	$552.6	$1,217.1	$1,047.4

Outside of U.S. (“OUS”)
Instruments and accessories	$115.8	$88.4	$238.5	$181.6
Systems	105.0	79.8	215.5	135.2
Services	43.8	38.0	85.7	74.2
Total OUS revenue	$264.6	$206.2	$539.7	$391.0

Total
Instruments and accessories	$476.1	$397.8	$936.4	$778.6
Systems	277.4	221.1	511.9	381.9
Services	155.8	139.9	308.5	277.9
Total revenue	$909.3	$758.8	$1,756.8	$1,438.4
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $1,264.0 million as of June 30, 2018.
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2018	December 31, 2017
Contract assets	$11.1	$8.3
Deferred revenue	$302.2	$268.6
The Company invoices its customers based on the billing schedules in its sales arrangements. Payments are generally due 30 days from date of invoice. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. Deferred revenue for the periods presented primarily relates to service contracts, where the service fees are billed up-front, generally quarterly or annually, prior to those services having been performed. The associated deferred revenue is generally recognized ratably over the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented.
During the three and six months ended June 30, 2018, the Company recognized revenue of $82.0 million and $197.8 million, respectively, which was included in the deferred revenue balance as of December 31, 2017. During the three and six months ended June 30, 2017, the Company recognized revenue of $68.2 million and $166.7 million, respectively, which was included in the deferred revenue balance as of December 31, 2016.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team meet the requirements to be capitalized when the Company expects to generate future economic benefits from the related revenue generating contracts subsequent to the initial capital sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Company’s condensed consolidated balance sheets were $31.0 million and $31.4 million as of June 30, 2018, and December 31, 2017, respectively. The Company did not incur any impairment losses during the periods presented.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term, or long-term investments as of June 30, 2018, and December 31, 2017 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2018
Cash	$242.0	$—	$—	$242.0	$242.0	$—	$—
Level 1:
Money market funds	738.7	—	—	738.7	738.7	—	—
U.S. treasuries	1,192.5	—	(8.1)	1,184.4	63.4	627.2	493.8
Subtotal	1,931.2	—	(8.1)	1,923.1	802.1	627.2	493.8
Level 2:
Commercial paper	170.2	—	—	170.2	112.9	57.3	—
Corporate debt securities	1,036.2	0.4	(6.1)	1,030.5	3.2	581.1	446.2
U.S. government agencies	882.3	0.2	(6.2)	876.3	43.3	454.1	378.9
Municipal securities	17.5	—	—	17.5	—	9.3	8.2
Subtotal	2,106.2	0.6	(12.3)	2,094.5	159.4	1,101.8	833.3
Total assets measured at fair value	$4,279.4	$0.6	$(20.4)	$4,259.6	$1,203.5	$1,729.0	$1,327.1

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2017
Cash	$197.7	$—	$—	$197.7	$197.7	$—	$—
Level 1:
Money market funds	445.0	—	—	445.0	445.0	—	—
U.S. treasuries	1,029.1	—	(4.7)	1,024.4	5.5	396.2	622.7
Subtotal	1,474.1	—	(4.7)	1,469.4	450.5	396.2	622.7
Level 2:
Commercial paper	38.4	—	—	38.4	—	38.4	—
Corporate debt securities	946.6	0.2	(4.4)	942.4	—	403.9	538.5
U.S. government agencies	901.3	—	(4.4)	896.9	—	311.7	585.2
Non-U.S. government securities	2.5	—	—	2.5	—	2.5	—
Municipal securities	301.1	—	(1.9)	299.2	—	159.7	139.5
Subtotal	2,189.9	0.2	(10.7)	2,179.4	—	916.2	1,263.2
Total assets measured at fair value	$3,861.7	$0.2	$(15.4)	$3,846.5	$648.2	$1,312.4	$1,885.9

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of June 30, 2018 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,957.5	$1,951.8
Mature in one to five years	1,341.2	1,327.1
Total	$3,298.7	$3,278.9
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses, recognized on the sale of investments, were not material for any of the periods presented. There were no transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2018, and there were no changes in the valuation techniques used by the Company.
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
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, and CHF. The net gains (losses) recognized in interest and other income, net in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018, and 2017, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Notional amounts:
Forward contracts	$138.1	$128.5	$143.3	$168.4
Gross fair value recorded in:
Prepaids and other current assets	$4.5	$0.9	$2.9	$1.2
Other accrued liabilities	$0.8	$2.9	$0.8	$4.6

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	As of
Inventory	June 30, 2018	December 31, 2017
Raw materials	$129.5	$80.9
Work-in-process	35.9	19.7
Finished goods	166.1	140.6
Total inventory	$331.5	$241.2

	As of
Other accrued liabilities - short-term	June 30, 2018	December 31, 2017
Taxes payable	$17.9	$63.1
Litigation related accruals	59.8	13.8
Other accrued liabilities	86.4	92.0
Total other accrued liabilities—short-term	$164.1	$168.9

	As of
Other long-term liabilities	June 30, 2018	December 31, 2017
Income taxes—long-term	$262.5	$286.8
Deferred revenue—long-term	30.1	24.8
Other long-term liabilities	21.4	22.0
Total other long-term liabilities	$314.0	$333.6
Goodwill and Intangible Assets
The increases in goodwill and intangible assets from December 31, 2017, to June 30, 2018, primarily relate to the termination of the Company’s India distribution relationship with Vattikuti Technologies Pvt. Ltd. and acquisition of certain assets related to that distribution business on May 25, 2018, that collectively met the definition of a business and was accounted for as a business combination. The transaction enhances the Company’s ability to serve patients, surgeons, and hospitals in India.
The purchase consideration consisted of a cash payment of $38.1 million, which was preliminarily allocated to net tangible assets of $4.1 million, goodwill of $9.8 million, and intangible assets of $24.2 million related to reacquired distribution rights, customer relationships, and a non-compete agreement, which are being amortized over a weighted average period of 4.3 years.
The Company has included the results of the Indian operations post the date of acquisition in its Financial Statements, which have not been material to date. Pro forma results of operations related to the acquisition have not been presented since the operating results of the acquired business are not material to the Company’s Financial Statements.
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing activities (in millions):

	Six Months Ended June 30,
	2018	2017
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$49.0	$29.6
NOTE 5.    LEASE RECEIVABLES
Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2018	December 31, 2017
Gross lease receivables	$132.8	$128.0
Unearned income	(5.1)	(5.0)
Allowance for credit loss	(1.0)	(0.9)
Net investment in sales-type leases	$126.7	$122.1
Reported as:
Prepaids and other current assets	$47.2	$41.9
Intangible and other assets, net	79.5	80.2
Total, net	$126.7	$122.1
Contractual maturities of gross lease receivables at June 30, 2018, are as follows (in millions):

Amount
2018	$21.7
2019	45.2
2020	34.6
2021	18.7
2022	10.1
2023 and thereafter	2.5
Total	$132.8
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
A liability and related charge to earnings are recorded in the Company’s Financial Statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. Nevertheless, it is possible that additional future legal costs (including settlements, judgments, legal fees, and other related defense costs) could have a material adverse effect on the Company’s business, financial position, or future results of operations. During the three and six months ended June 30, 2018, the Company recorded pre-tax charges of $42.5 million and $47.0 million, respectively, related to the securities class action lawsuits and the tolled product liability claims described below. A total of $58.3 million and $12.8 million associated with these matters were included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017, respectively.
Purported Shareholder Class Action Lawsuits filed April 26, 2013, and May 24, 2013
On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical, et al., No. 5-13-cv-1920, was filed against a number of the Company’s current and former officers and directors in the U.S. District Court for the Northern District of California. A substantially identical complaint, entitled Adel v. Intuitive Surgical, et al., No. 5:13-cv-02365, was filed in the same court against the same defendants on May 24, 2013. The Adel case was voluntarily dismissed without prejudice on August 20, 2013.
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
On December 6, 2017, plaintiffs moved for approval of a proposed notice to the class members; the Company partially opposed that motion. The court held a hearing regarding the motion on March 8, 2018, and ordered the parties to edit the proposed notice and submit it to the court for approval. On March 9, 2018, the parties submitted a joint proposed notice, which the court approved on March 12, 2018. On February 9, 2018, the Company filed a motion for summary judgment, which plaintiffs opposed on March 23, 2018. On June 11, 2018, the Company reached an agreement in principle to enter into a settlement agreement which stipulates a payment of $42.5 million by the Company, subject to approval by the U.S. District Court for the Northern District of California. The agreement in principle is subject to certain conditions, including court approval of a final settlement agreement. There can be no assurance that the parties will enter into a final settlement agreement or that such agreement will be approved by the court. During the three and six months ended June 30, 2018, the Company recorded a pre-tax charge of $42.5 million for this matter.
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
In addition to the filed cases, the Company received a substantial number of claims relating to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments which included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for many of these claims and engaged in confidential mediation efforts. As of June 30, 2018, all such “tolling agreements” have expired and the majority of the “tolled claims” have either been resolved or the matters have been filed.
During the three and six months ended June 30, 2018, the Company recorded pre-tax charges of zero and $4.5 million, respectively, compared with $2.5 million and $16.0 million, for the three and six months ended June 30, 2017, respectively, to reflect the estimated cost of settling a number of the product liability claims that are or that had been covered by the tolling agreements. As of June 30, 2018, and December 31, 2017, a total of $15.8 million and $12.8 million, respectively, were included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets related to the tolled product liability claims.
The Company’s estimate of the anticipated cost of resolving the pending cases is based on negotiations with attorneys for the claimants. Nonetheless, it is possible that more claims will be made by additional individuals. Consequently, the final outcome of these claims is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company’s business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.

Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,585,658, 8,479,969, 9,113,874, 8,998,058, 8,991,677, 9,084,601, and 8,616,431. The parties are currently engaged in fact discovery regarding Ethicon’s allegations. A claim construction hearing is set for October 1, 2018. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 7.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $6.2 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in December 2016 when the Board increased the authorized amount available under Repurchase Program to $3.0 billion. As of June 30, 2018, the remaining amount of share repurchases authorized by the Board was approximately $717.5 million.
There were no shares repurchased during the six months ended June 30, 2018. On January 24, 2017, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman Sachs & Co. LLC (“Goldman”) and Goldman delivered to the Company approximately 7.3 million shares of the Company’s common stock, for which the Company made a payment of $2.0 billion to Goldman. On December 7, 2017, the Company completed the ASR Program by making a final settlement payment of $274.0 million to Goldman. The final average price per share paid under the ASR Program was $310.32.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2018, and 2017, are as follows (in millions):

	Three Months Ended June 30, 2018
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(3.2)	$(17.5)	$6.8	$(4.2)	$(18.1)
Other comprehensive income (loss) before reclassifications	6.2	0.8	(5.9)	(0.3)	0.8
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	—	0.5	0.9
Net current-period other comprehensive income (loss)	6.6	0.8	(5.9)	0.2	1.7
Ending balance	$3.4	$(16.7)	$0.9	$(4.0)	$(16.4)

	Three Months Ended June 30, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.1	$(5.8)	$0.5	$(3.8)	$(8.0)
Other comprehensive income (loss) before reclassifications	(3.0)	0.4	0.5	—	(2.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	—	0.2	0.3
Net current-period other comprehensive income (loss)	(3.0)	0.5	0.5	0.2	(1.8)
Ending balance	$(1.9)	$(5.3)	$1.0	$(3.6)	$(9.8)

	Six Months Ended June 30, 2018
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.4)	$(11.3)	$2.3	$(4.1)	$(15.5)
Other comprehensive income (loss) before reclassifications	3.2	(6.6)	(1.4)	—	(4.8)
Amounts reclassified from accumulated other comprehensive income (loss)	2.6	1.2	—	0.1	3.9
Net current-period other comprehensive income (loss)	5.8	(5.4)	(1.4)	0.1	(0.9)
Ending balance	$3.4	$(16.7)	$0.9	$(4.0)	$(16.4)

	Six Months Ended June 30, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.0	$(8.6)	$(1.3)	$(4.0)	$(8.9)
Other comprehensive income (loss) before reclassifications	(5.1)	3.3	2.3	0.1	0.6
Amounts reclassified from accumulated other comprehensive income (loss)	(1.8)	—	—	0.3	(1.5)
Net current-period other comprehensive income (loss)	(6.9)	3.3	2.3	0.4	(0.9)
Ending balance	$(1.9)	$(5.3)	$1.0	$(3.6)	$(9.8)
Retained Earnings
For the three and six months ended June 30, 2018, retained earnings balance included a reduction of $5.2 million and $101.9 million, respectively, for shares withheld related to net share settlements of employee equity awards.
NOTE 8.    SHARE-BASED COMPENSATION
As of June 30, 2018, approximately 4.7 million shares of common stock were reserved for future issuance under the Company’s stock plans. A maximum of approximately 2.0 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the six months ended June 30, 2018, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2017	7.2	$164.16
Granted	0.3	$422.16
Exercised	(0.9)	$123.78
Forfeited/expired	(0.1)	$209.31
Balance at June 30, 2018	6.5	$179.88
As of June 30, 2018, options to purchase an aggregate of 5.2 million shares of common stock were exercisable at a weighted average price of $155.63 per share.
Restricted Stock Units Information
A summary of RSU activity for the six months ended June 30, 2018, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	2.1	$209.55
Granted	0.8	$419.66
Vested	(0.7)	$191.87
Forfeited	(0.1)	$257.10
Unvested balance at June 30, 2018	2.1	$284.65
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $25.3 million and approximately 0.1 million shares for $20.9 million during the six months ended June 30, 2018, and 2017, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2018, and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales - products	$8.9	$6.7	$17.1	$13.5
Cost of sales - services	4.1	3.5	8.0	6.7
Total cost of sales	13.0	10.2	25.1	20.2
Selling, general and administrative	32.7	26.6	62.2	52.3
Research and development	17.9	13.8	34.2	25.7
Share-based compensation expense before income taxes	63.6	50.6	121.5	98.2
Income tax benefit	12.8	16.4	25.1	31.9
Share-based compensation expense after income taxes	$50.8	$34.2	$96.4	$66.3
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock plans and rights to acquire stock granted under the Company’s ESPP. The weighted average estimated fair values of stock options and rights to acquire stock under the ESPP, as well as the weighted average assumptions used in calculating those fair values, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock Options
Risk-free interest rate	2.7%	1.8%	2.6%	2.0%
Expected term (in years)	4.2	4.2	4.3	4.3
Expected volatility	33%	22%	33%	24%
Fair value at grant date	$139.43	$59.91	$131.53	$57.04
ESPP
Risk-free interest rate	—	—	1.9%	0.9%
Expected term (in years)	—	—	1.2	1.3
Expected volatility	—	—	32%	26%
Fair value at grant date	—	—	$124.61	$61.59
NOTE 9.    INCOME TAXES
Income tax expense for the three months ended June 30, 2018, was $41.0 million, or 13.9% of income before taxes, compared with $47.0 million, or 17.4% of income before taxes, for the three months ended June 30, 2017. Income tax expense for the six months ended June 30, 2018, was $43.6 million, or 7.4% of income before taxes, compared with $68.3 million, or 14.5% of income before taxes for the six months ended June 30, 2017.
The effective tax rates for the three and six months ended June 30, 2018, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans and federal R&D credit benefits, partially offset by state income taxes. The effective tax rates for the three and six months ended June 30, 2017, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits associated with employee equity plans and the effect of certain foreign earnings being taxed at rates lower than the federal statutory rate, partially offset by state income taxes.
In connection with the Tax Act enacted in December 2017, the Company recorded a provisional amount of $317.8 million in its income tax expense for the year ended December 31, 2017. In accordance with relevant SEC guidance, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three and six months ended June 30, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. Income tax expense for the three and six months ended June 30, 2018, reflected $6.4 million and $15.5 million, respectively, estimated tax on global intangible low-taxed income enacted by the Tax Act. For the global intangible low-taxed income provisions of the Tax Act, the Company has not yet elected an accounting policy with respect to either recognize deferred taxes for basis differences expected to reverse as global intangible low-taxed income, or to record such as period costs if and when incurred. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance. As a result of the Tax Act, the provisional amount recorded in December 2017 included a one-time deemed repatriation toll charge on the cumulative undistributed foreign earnings through 2017. In June 2018, the Company repatriated to the U.S. $1.6 billion of cumulative undistributed foreign earnings in the form of cash, cash equivalents, and investments of $1.4 billion and a note of $0.2 billion without significant incremental tax impact. The Company is still evaluating whether to change its indefinite reinvestment assertion for years after 2017 in light of the Tax Act. If the Company subsequently changes its assertion during the measurement period, the Company will account for the change in assertion as part of the Tax Act enactment.
As of June 30, 2018, the Company had a total of gross unrecognized tax benefits of $74.6 million compared with $65.4 million as of December 31, 2017, representing a net increase of approximately $9.2 million for the six months ended June 30, 2018. The net increase was primarily related to 2018 uncertain tax positions. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
The Company files federal, state, and foreign income tax returns in many U.S. and OUS jurisdictions. Years before 2015 are closed for the significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, the Company cannot estimate the range of reasonably possible change in unrecognized tax benefits that may occur in the next 12 months.
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
NOTE 10.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. for the three and six months ended June 30, 2018, and 2017 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$255.3	$223.0	$542.9	$403.8
Denominator:
Weighted average shares outstanding used in basic calculation	113.5	111.0	113.2	111.6
Add: dilutive effect of potential common shares	5.0	4.2	5.1	3.9
Weighted average shares outstanding used in diluted calculation	118.5	115.2	118.3	115.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.25	$2.01	$4.80	$3.62
Diluted	$2.15	$1.94	$4.59	$3.50

Share-based compensation awards of approximately 0.3 million and 0.3 million shares for the three months ended June 30, 2018, and 2017, respectively, and approximately 0.2 million and 0.7 million shares for the six months ended June 30, 2018, and 2017, respectively, were outstanding, but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of June 30, 2018, and results of operations for the three and six months ended June 30, 2018, and 2017, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci Si HD Surgical System®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, da Vinci Connect®, Intuitive Surgical EcoSystem®, da Vinci X®, SureForm 60® and SmartFire® are trademarks of Intuitive Surgical, Inc.
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
We have commercialized the following four generational platforms of da Vinci Surgical Systems: Our first generation da Vinci standard Surgical System, commercialized in 1999, our second generation da Vinci S Surgical System, commercialized in 2006, our third generation da Vinci Si Surgical System, commercialized in 2009, and our fourth generation, beginning with the da Vinci Xi Surgical System, commercialized in 2014, followed by the da Vinci X Surgical System, commercialized in the second quarter of 2017. During the second quarter 2018, we obtained a new U.S. Food and Drug Administration (“U.S. FDA”) clearance for the da Vinci SP Surgical System for urologic surgical procedures. The da Vinci SP Surgical System is a single port approach and an extension of our fourth generation platform. We plan to launch the da Vinci SP Surgical System in the U.S. in a measured fashion, with customer shipments expected to begin in the second half of 2018. We will seek U.S. FDA approvals for additional SP indications over time. Our da Vinci Surgical Systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We offer over 80 different multi-port da Vinci instruments enabling surgeons’ flexibility in choosing the types of tools needed in a particular surgery. These multi-port instruments are generally robotically controlled versions of surgical tools that surgeons would use in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci Si, da Vinci Xi, and da Vinci X platforms, including the EndoWrist Vessel Sealer and EndoWrist Stapler products to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. Da Vinci X and da Vinci Xi Surgical Systems share the same instruments while the da Vinci Si Surgical System uses different instruments. Initially we will offer nine instruments on our da Vinci SP Surgical System and we will expand that over time.
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
We adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, using the full retrospective method. The financial results for 2016 and 2017 have been restated to reflect this adoption. The adoption did not have a material impact on revenue recognized for the periods presented in our Financial Statements. Periods prior to 2016 have not been restated under ASC 606, and therefore, are not comparable in the annual revenue discussions outlined below. Refer to “Note 2. Summary of Significant Accounting Policies” within Part I, Item 1 of this Form 10-Q for further information on the impact of adopting ASC 606.
Recurring Revenue
Recurring revenue consists of instrument and accessory revenue, service revenue, and operating lease revenue. Recurring revenue increased to $2.2 billion, or 71% of total revenue in 2017, compared with $1.9 billion, or 71% of total revenue in 2016, and $1.7 billion, or 70% of total revenue in 2015. The growth of recurring revenue and its gradually increasing proportion of total revenue over the years largely reflect continued procedure adoption and increased system utilization on a growing base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems has grown to approximately 4,666 at June 30, 2018.
Instrument and accessory revenue has generally grown at a faster rate than system revenue in the last few fiscal years. Instrument and accessory revenue increased to $1.6 billion in 2017, compared with $1.4 billion in 2016 and $1.2 billion in 2015. The growth of instrument and accessory revenue largely reflects continued procedure adoption.

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
Systems Revenue
System placements are driven by procedure growth in most markets. In geographies where da Vinci procedure adoption is in an early stage, system sales will precede procedure growth. System placements also vary quarter to quarter due to seasonality. System revenue grew 16% to $928.4 million in 2017; 11% to $800.0 million in 2016; and 14% to $721.9 million in 2015. System revenue is also affected by the proportion of systems placed that are under operating lease arrangements, recurring operating lease revenue, operating lease buyouts, product mix, average selling prices (“ASPs”), and trade-in activities.
Procedure Mix / Products
Our da Vinci Surgical Systems are generally used for soft tissue surgery for areas of the body between the pelvis and the neck, primarily in general surgery, gynecologic surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. Within these categories, procedures range in complexity from cancer and other highly complex procedures down to less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these procedure categories. Our fully featured da Vinci Xi Surgical System with advanced instruments, including the EndoWrist Vessel Sealer, EndoWrist Stapler products, and our Table Motion product target the more complex procedure segment. Lower priced products, including the three-arm da Vinci Si-e Surgical System, refurbished da Vinci Si Surgical System, and Single-Site instruments, are targeted towards less complex procedures. Our da Vinci X Surgical System is priced between the da Vinci Si and Xi Surgical Systems and offers customers access to many of the da Vinci Xi features, including da Vinci Xi advanced instrumentation and imaging systems, at a lower price point.
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
Distribution Channels
We provide our products through direct sales organizations in the U.S., Japan, South Korea, and Europe, excluding Spain, Portugal, Italy, Greece, and Eastern European countries. In May 2018, we terminated our India distribution relationship with Vattikuti Technologies Pvt. Ltd. and acquired certain assets related to the distribution business. We accounted for the transaction as a business combination under U.S. GAAP. We established Intuitive Surgical India Private Limited, headquartered in Bangalore, India and began direct operations at the end of May. In the remainder of our OUS markets, we provide our products through distributors.
Regulatory Activities
Clearances and Approvals
We have obtained the clearances required to market our multi-port products associated with all of our da Vinci Surgical Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, and the European markets in which we operate.
In July 2018, we received U.S. FDA clearance to market SureForm 60, our da Vinci EndoWrist 60mm Stapler (see the description of the SureForm 60mm in the New Product Introductions section below).
In April 2018, we received U.S. FDA clearance for our Vessel Sealer Extend (see the description of the Vessel Sealer Extend in the New Product Introductions section below).
We obtained the initial U.S. FDA clearance in April 2014 for our da Vinci SP Surgical System (see the description of the da Vinci SP Surgical System in the New Product Introductions section below), and since then we invested in important platform refinements. In May 2018, we obtained a new U.S. FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. We plan to launch the da Vinci SP Surgical System in the U.S. in a measured fashion, with customer shipments expected to begin in the second half of 2018. We also received regulatory clearance for the da Vinci SP Surgical System in South Korea in May 2018.
In April 2017, we received CE mark clearance for our da Vinci X Surgical System in Europe. Following the CE mark, in May 2017, we received U.S. FDA clearance to market our da Vinci X Surgical System in the U.S. We received regulatory clearance for the da Vinci X Surgical System in South Korea in September 2017 and in Japan in April 2018 (see the description of the da Vinci X Surgical System in the New Product Introductions section below). Regulatory clearances for da Vinci X Surgical System may be received in other markets over time.
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
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures grew approximately 17% for the six months ended June 30, 2018, compared with 17% for the six months ended June 30, 2017. U.S. procedure growth was approximately 16% for the six months ended June 30, 2018, compared with 14% for the six months ended June 30, 2017. First half 2018 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair, colorectal and bariatric procedures, and thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories.
Procedure volume OUS grew approximately 20% for the six months ended June 30, 2018, compared with 25% for the six months ended June 30, 2017. First half 2018 OUS procedure growth was driven by continued growth in dVP procedures and earlier stage growth in general surgery, gynecology, and kidney cancer procedures. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures. The growth rate for the six months ended June 30, 2018 was lower than the previous year primarily due to lower procedure growth in China. Procedure growth in China moderated as da Vinci system capacity expansion is constrained by system quota requirements, the most recent of which expired at the end of 2015.

U.S. Gynecology. Growth in gynecology procedures during the first half of 2018, continued at a rate consistent with 2017. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions. We believe that our modest growth in gynecologic procedures over the past several years was primarily driven by consolidation of surgical volumes into surgeons that focus on cancer and complex surgeries.
U.S. General Surgery. Growth in general surgery procedures during the first half of 2018, continued to drive the majority of incremental procedures. The first half of 2018 growth in U.S. general surgery procedures was primarily driven by ventral and inguinal hernia procedures, as it did in 2017 and 2016. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in complexity among hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
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
Global Urology. Along with U.S. general surgery, global urology procedures drove our recent procedure growth. Da Vinci Prostatectomy (“dVP”) is the largest urology procedure in the U.S. First half 2018 growth in U.S. dVP procedures moderated slightly compared with 2017. We believe our growth in U.S. prostatectomy is largely aligned with surgical volumes of prostate cancer as dVP is the U.S. standard of care for the surgical treatment of prostate cancer. dVP is the largest overall OUS procedure. First half 2018 growth in OUS dVP continued to be solid. OUS dVP is at various stages of adoption in different areas of the world.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the use of a da Vinci system in a hospital or market increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically surgical society guideline-recommended therapy.
OUS Procedures. First half 2018 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. Procedure growth moderated in Asia and Europe. In China, we have experienced strong procedure growth and utilization on systems sold under our previous public hospital quota which expired at the end of 2015. However, procedure growth is now moderating as we are dependent on obtaining additional importation authorizations or public hospital quotas, as well as on hospitals completing a central purchasing tender process under such authorizations. The timing and magnitude of future authorizations that may enable future system placements in China is not certain. In Japan, we have experienced strong procedure growth since receiving the national reimbursements, outlined above, for dVP and partial nephrectomy. However, as adoption for these procedures has progressed, procedure growth in Japan has slowed. A total of 12 additional da Vinci procedures were granted national reimbursement status effective April 1, 2018, including gastrectomy, anterior resection, lobectomy and hysterectomy, for both malignant and benign conditions. These additional 12 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedure. If these procedures do not adopt and we are not successful in obtaining adequate procedure reimbursement for additional procedures, then the demand for our products in Japan could be limited.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including hospital response to the evolving health care environment, procedure growth rates, hospital consolidation trends, evolving system utilization and point of care dynamics, capital replacement trends, additional reimbursements in various global markets, including Japan, the timing around governmental tenders and authorizations, including China, the timing of when we receive regulatory clearance in our other OUS markets for our Xi Surgical System, X Surgical System, and related instruments as well as other economic and geopolitical factors. Market acceptance of our recently launched X Surgical System may also impact future systems placement. Demand may also be impacted by robotic surgery competition, including from companies that have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field, including but not limited to: Auris Surgical Robotics, Inc.; Avatera Medical GmbH; Cambridge Medical Robotics Ltd.; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; Medtronic PLC.; meerecompany Inc.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical, Inc.; TransEnterix, Inc.; and Wego Holding Co., Ltd.
New Product Introductions
Da Vinci SP Surgical System. In May 2018, we obtained U.S. FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. The da Vinci SP system includes three, multi-jointed, wristed instruments and the first da Vinci fully wristed 3-D HD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces. The system enables flexible port placement and broad internal and external range of motion (e.g., 360-degrees of anatomical access) through the single SP arm. Surgeons control the fully articulating instruments and the camera on the da Vinci SP system, which will use the same fourth generation surgeon console as the da Vinci X and Xi systems. The da Vinci SP system provides surgeons with robotic-assisted technology designed for deep and narrow access to tissue in the body. We anticipate pursuing further regulatory clearances for da Vinci SP, including transoral and transanal applications, broadening the applicability of the SP platform over time. We plan to launch the da Vinci SP Surgical System in the U.S. in a measured fashion, with customer shipments expected to begin in the second half of 2018.
Da Vinci X Surgical System. In May 2017, we launched a new da Vinci model, the da Vinci X, in the U.S and Europe. Da Vinci X has also since been cleared in some other key markets including most recently Japan in April 2018. The da Vinci X system provides surgeons and hospitals with access to some of the most advanced robotic-assisted surgery technology at a lower cost. The da Vinci X uses the same vision cart and surgeon console that are found on our flagship product, the da Vinci Xi system, giving our customers the option of adding advanced capabilities, and providing a pathway for upgrading should they choose to do so as their practices and needs grow.
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
SureForm 60 Stapler. In July 2018, we received U.S. FDA clearance in the U.S. for SureForm 60 instrument with Blue, Green, White, and Black 60mm reloads. The SureForm 60, is a single-use, fully wristed, stapling instrument intended for resection, transection, and/or creation of anastomoses, with particular utility in bariatric procedures. SureForm 60 broadens our existing stapler product line which also includes EndoWrist Stapler 45 with Blue, Green, and White 45mm reloads and EndoWrist 30 with Blue, Green, White, and Gray 30mm reloads. Not all reloads or staplers are available for use on all systems or in all countries.
Vessel Sealer Extend. In April 2018, we received U.S. FDA clearance for Vessel Sealer Extend, our newest line extension in the Vessel Sealing family of products. Vessel Sealer Extend is a single-use, fully wristed bipolar electrosurgical instrument compatible with our fourth generation multiport systems. It is intended for grasping and blunt dissection of tissue and for bipolar coagulation and mechanical transection of vessels up to 7mm in diameter and tissue bundles that fit in the jaws of the instrument.
Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd.
In September 2016, we agreed to establish a joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), a subsidiary of Fosun International Limited, to research, develop, manufacture, and sell robotic-assisted catheter-based medical devices. The catheter-based technology will initially target early diagnosis and cost-effective treatment of lung cancer, one of the most commonly diagnosed forms of cancer in the world. The technology will be used in robotic-assisted medical devices based on catheters and incorporates proprietary intellectual property developed or owned by us. The joint venture is located in Shanghai, China, where it will perform research and development activities and manufacture catheter-based products for global distribution. Distribution in China will be conducted by the joint venture, while distribution outside of China will be conducted by us. The joint venture is owned 60% by us and 40% by Fosun Pharma. As of June 30, 2018, the companies have contributed $25 million of up to $100 million required by the joint venture. Since 2011, Chindex Medical Limited, a subsidiary of Fosun Pharma, has been our distribution partner for da Vinci Surgical Systems in China.
In the second quarter of 2017, the joint venture company was legally formed. The joint venture received contributions from both parties and has been hiring employees and planning for the establishment of manufacturing infrastructure. For the three and six months ended June 30, 2018, the net loss attributable to the noncontrolling interest in the joint venture was $0.7 million and $1.0 million, respectively. We expect that the joint venture will incur net losses prior to product commercialization and during ramp-up periods after commercialization. We do not expect the joint venture to generate any revenue in 2018. Further, there can be no assurance that we and the joint venture can successfully complete the development of the robotic-assisted catheter-based medical devices; that we and the joint venture will successfully commercialize such products; that the joint venture will not require additional contributions to fund its business; or that the joint venture will become profitable.

Second Quarter 2018 Financial Highlights

•	Total revenue increased by 20% to $909.3 million during the three months ended June 30, 2018, compared with $758.8 million during the three months ended June 30, 2017.

•
Approximately 257,000 da Vinci procedures were performed during the three months ended June 30, 2018, an increase of approximately 18% compared with approximately 217,000 for the three months ended June 30, 2017.

•	Instrument and accessory revenue increased by 20% to $476.1 million during the three months ended June 30, 2018, compared with $397.8 million during the three months ended June 30, 2017.

•	Systems revenue increased by 25% to $277.4 million during the three months ended June 30, 2018, compared with $221.1 million during the three months ended June 30, 2017.

•
A total of 220 da Vinci Surgical Systems were shipped during the three months ended June 30, 2018, compared with 166 during the three months ended June 30, 2017. As of June 30, 2018, we had a da Vinci Surgical System installed base of approximately 4,666 systems, an increase of approximately 12% compared with the installed base as of June 30, 2017.

•	Gross profit as a percentage of revenue was 69.5% for the three months ended June 30, 2018, compared with 69.9% for the three months ended June 30, 2017.

•
Operating income increased by 7% to $277.4 million during the three months ended June 30, 2018, compared with $259.9 million during the three months ended June 30, 2017. Operating income for the three months ended June 30, 2018, included pre-tax litigation related charges of $42.5 million. Operating income for the three months ended June 30, 2017, included pre-tax litigation recoveries of $4.5 million. Operating income included $63.6 million and $50.6 million of share-based compensation expense related to employee stock plans during the three months ended June 30, 2018, and 2017, respectively.

•
As of June 30, 2018, we had $4.3 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $413.1 million, compared with December 31, 2017, primarily as a result of cash generated from operating activities.

Results of Operations
We adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, using the full retrospective method. The 2017 financial results presented below have been restated to reflect this adoption. Refer to “Note 2. Summary of Significant Accounting Policies” within Part I, Item 1 of this Form 10-Q for further discussion.
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of total revenue	2017	% of total revenue	2018	% of total revenue	2017	% of total revenue
Revenue:
Product	$753.5	83%	$618.9	82%	$1,448.3	82%	$1,160.5	81%
Service	155.8	17%	139.9	18%	308.5	18%	277.9	19%
Total revenue	909.3	100%	758.8	100%	1,756.8	100%	1,438.4	100%
Cost of revenue:
Product	228.1	25%	184.7	24%	429.6	24%	350.2	24%
Service	48.9	5%	44.0	6%	101.1	6%	88.3	6%
Total cost of revenue	277.0	30%	228.7	30%	530.7	30%	438.5	30%
Product gross profit	525.4	58%	434.2	58%	1,018.7	58%	810.3	57%
Service gross profit	106.9	12%	95.9	12%	207.4	12%	189.6	13%
Gross profit	632.3	70%	530.1	70%	1,226.1	70%	999.9	70%
Operating expenses:
Selling, general and administrative	259.8	29%	185.6	24%	481.4	27%	388.5	27%
Research and development	95.1	10%	84.6	11%	190.6	11%	158.1	11%
Total operating expenses	354.9	39%	270.2	35%	672.0	38%	546.6	38%
Income from operations	277.4	31%	259.9	35%	554.1	32%	453.3	32%
Interest and other income, net	18.2	2%	10.1	1%	31.4	1%	18.8	1%
Income before taxes	295.6	33%	270.0	36%	585.5	33%	472.1	33%
Income tax expense	41.0	5%	47.0	7%	43.6	2%	68.3	5%
Net income	254.6	28%	223.0	29%	541.9	31%	403.8	28%
Less: net loss attributable to noncontrolling interest	(0.7)	—%	—	—%	(1.0)	—%	—	—%
Net income attributable to Intuitive Surgical, Inc.	$255.3	28%	$223.0	29%	$542.9	31%	$403.8	28%
Total Revenue
Total revenue was $909.3 million for the three months ended June 30, 2018, compared with $758.8 million for the three months ended June 30, 2017, resulting from 20% higher instrument and accessory revenue driven by approximately 18% higher procedure volume, 25% higher systems revenue, and 11% higher service revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 19% and 20% for the three and six months ended June 30, 2018, respectively, and 17% for the three and six months ended June 30, 2017. We sell our products and services in local currencies where we have direct distribution channels. The impact of the weaker U.S. dollar during the three months ended June 30, 2018, contributed approximately one percentage point to second quarter 2018 revenue growth.

Revenue generated in the U.S. accounted for 71% and 69% of total revenue for the three and six months ended June 30, 2018, respectively, and 73% of total revenue for both the three and six months ended June 30, 2017. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three and six months ended June 30, 2018, and 2017, respectively (in millions, except percentages and unit shipments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Instruments and accessories	$476.1	$397.8	$936.4	$778.6
Systems	277.4	221.1	511.9	381.9
Total product revenue	753.5	618.9	1,448.3	1,160.5
Services	155.8	139.9	308.5	277.9
Total revenue	$909.3	$758.8	$1,756.8	$1,438.4
United States	$644.7	$552.6	$1,217.1	$1,047.4
OUS	264.6	206.2	539.7	391.0
Total revenue	$909.3	$758.8	$1,756.8	$1,438.4
% of Revenue - U.S.	71%	73%	69%	73%
% of Revenue - OUS	29%	27%	31%	27%

Instruments and accessories	$476.1	$397.8	$936.4	$778.6
Services	155.8	139.9	308.5	277.9
Operating lease revenue	11.5	6.4	21.0	11.4
Total recurring revenue	$643.4	$544.1	$1,265.9	$1,067.9
% of Total revenue	71%	72%	72%	74%

Unit Shipments by Region:
U.S. unit shipments	138	103	250	180
OUS unit shipments	82	63	155	119
Total unit shipments*	220	166	405	299
*Systems shipped under operating leases (included in total unit shipments)	44	27	87	48

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins	74	34	131	62
Unit shipments not involving trade-ins	146	132	274	237

Product Revenue
Three months ended June 30, 2018
Product revenue increased by 22% to $753.5 million for the three months ended June 30, 2018, compared with $618.9 million for the three months ended June 30, 2017.
Instrument and accessory revenue increased by 20% to $476.1 million for the three months ended June 30, 2018, compared with $397.8 million for the three months ended June 30, 2017. The increase in instrument and accessory revenue was driven by procedure growth of approximately 18%, higher sales of our advanced instruments, and partially offset by timing of customer orders. Second quarter 2018 U.S. procedure growth of approximately 17% was driven by growth in general surgery procedures, most notably hernia repair, colorectal and bariatric procedures, thoracic procedures, and a moderate growth in the more mature gynecologic and urologic procedures categories. OUS procedure growth was approximately 22% for the second quarter of 2018, and was driven by continued growth in dVP procedures, earlier stage growth in general surgery, gynecology, and kidney cancer procedures. Geographically, second quarter 2018 OUS procedure growth was driven by procedure expansion in Japan, China, and South Korea. Procedure growth varied by country in our European markets.
Systems revenue increased by 25% to $277.4 million for the three months ended June 30, 2018, compared with $221.1 million for the three months ended June 30, 2017. Higher second quarter 2018 systems revenue was primarily driven by higher system shipments, and higher systems leasing related revenue, partly offset by a higher number of system placements under operating lease arrangements and lower system ASP. Revenue from Lease Buyouts was $12.5 million for the three months ended June 30, 2018, compared with $5.2 million for the three months ended June 30, 2017. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
During the second quarter of 2018, a total of 220 systems were shipped compared with 166 during the second quarter of 2017. By geography, 138 systems were shipped into the U.S., 39 into Europe, 23 into Asia, and 20 into other markets during the second quarter of 2018, compared with 103 systems shipped into the U.S., 29 into Europe, 25 into Asia, and 9 into other markets during the second quarter of 2017. We shipped 52 and 35 systems under lease arrangements, of which 44 and 27 were classified as operating leases, in the three months ended June 30, 2018, and 2017, respectively. Operating lease revenue was $11.5 million for the three months ended June 30, 2018, compared with $6.4 million for the three months ended June 30, 2017. A total 231 of da Vinci Surgical Systems were installed at customers under operating lease arrangements as of June 30, 2018. The increase in systems shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating leases, was approximately $1.42 million for the three months ended June 30, 2018, compared with $1.46 million for the three months ended June 30, 2017. The lower second quarter 2018 ASP primarily reflects a higher proportion of system transactions involving a trade-in as well as product mix. ASPs fluctuate from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Six months ended June 30, 2018
Product revenue increased by 25% to $1.4 billion for the six months ended June 30, 2018, compared with $1.2 billion for the six months ended June 30, 2017.
Instrument and accessory revenue increased by 20% to $936.4 million for the six months ended June 30, 2018, compared with $778.6 million for the six months ended June 30, 2017. The increase in instrument and accessory revenue was driven by procedure growth of approximately 17% and higher sales of our advanced instruments, and favorable foreign currency impact. First half 2018 U.S. procedure growth of approximately 16% was driven by growth in general surgery procedures, most notably hernia repair, colorectal and bariatric procedures, thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories. OUS procedure growth was approximately 20% for the six months ended June 30, 2018, driven by continued growth in dVP procedures and earlier stage growth in general surgery, gynecology, and kidney cancer procedures. Geographically, higher first half 2018 OUS procedure growth was driven by procedure expansion in Japan, China, and South Korea. Procedure growth varied by country in our European markets.
Systems revenue increased by 34% to $511.9 million for the six months ended June 30, 2018, compared with $381.9 million for the six months ended June 30, 2017. Higher first half 2018 systems revenue was driven primarily by higher system shipments, first half 2017 revenue deferral related to the da Vinci X trade out program, and higher lease related revenue, partly offset by a higher number of system placements under operating lease arrangements. In the first half of 2017, $23.4 million of revenue was deferred related to a customer trade-out program that we offered certain customers who purchased a surgical system in the first quarter of 2017.
During the six months ended June 30, 2018, a total of 405 systems were shipped compared with 299 during the six months ended June 30, 2017. By geography, 250 systems were shipped into the U.S., 84 into Europe, 39 into Asia, and 32 into other markets during the six months ended June 30, 2018, compared with 180 systems shipped into the U.S., 50 into Europe, 48 into

Asia, and 21 into other markets during the six months ended June 30, 2017. During the six months ended June 30, 2018, 87 of the 405 systems were shipped under operating lease arrangements compared with 48 of 299 systems shipped during the six months ended June 30, 2017. Operating lease revenue was $21.0 million for the six months ended June 30, 2018, compared with $11.4 million for the six months ended June 30, 2017. The increase in systems shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating leases, was approximately $1.45 million for the six months ended June 30, 2018, compared with $1.46 million for six months ended June 30, 2017. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 11% to $155.8 million for the three months ended June 30, 2018, compared with $139.9 million for the three months ended June 30, 2017. Service revenue increased by 11% to $308.5 million for the six months ended June 30, 2018, compared with $277.9 million for the six months ended June 30, 2017. Higher service revenue for the three and six months ended June 30, 2018, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended June 30, 2018, increased 21% to $525.4 million, representing 69.7% of product revenue, compared with $434.2 million, representing 70.2% of product revenue, for the three months ended June 30, 2017. Product gross profit for the six months ended June 30, 2018, increased 26% to $1,018.7 million, representing 70.3% of product revenue, compared with $810.3 million, representing 69.8% of product revenue, for the six months ended June 30, 2017. The higher product gross profit for the three and six months ended June 30, 2018, was primarily driven by higher product revenue.
The lower product gross profit margin for the three months ended June 30, 2018, as compared with the same period in 2017, was primarily due to lower system ASP and product mix. The higher product gross margin for the six months ended June 30, 2018, as compared with the same period in 2017, was primarily due to a $7.8 million litigation settlement charge related to a license and supply agreement recognized in the first quarter of 2017.
Product gross profit for the three and six months ended June 30, 2018, reflected share-based compensation expense of $8.9 million and $17.1 million, respectively, compared with $6.7 million and $13.5 million for the three and six months ended June 30, 2017, respectively. Product gross profit for the three and six months ended June 30, 2018, included amortization expense of intangible assets of $1.3 million and $2.3 million, respectively, compared with $1.5 million and $3.2 million for the three and six months ended June 30, 2017, respectively.
Service gross profit for the three months ended June 30, 2018, was $106.9 million, or 68.6% of service revenue, compared with $95.9 million, or 68.5% of service revenue for the three months ended June 30, 2017. Service gross profit for the six months ended June 30, 2018, was $207.4 million, or 67.2% of service revenue, compared with $189.6 million, or 68.2% of service revenue for the six months ended June 30, 2017.
The higher service gross profit for the three and six months ended June 30, 2018, was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems. Service gross profit margin for the three months ended June 30, 2018 remained consistent as compared with the same period in 2017. The lower service gross profit margin for the six months ended June 30, 2018, as compared with the same period in 2017, was primarily driven by higher costs to repair and replace da Vinci Xi/X endoscope products.
Service gross profit for the three and six months ended June 30, 2018, reflected share-based compensation expense of $4.1 million and $8.0 million, respectively, compared with $3.5 million and $6.7 million for the three and six months ended June 30, 2017, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2018, increased by 40% to $259.8 million, compared with $185.6 million for the three months ended June 30, 2017. Selling, general and administrative expenses for the six months ended June 30, 2018, increased by 24% to $481.4 million, compared with $388.5 million for the six months ended June 30, 2017. The increase for the three and six months ended June 30, 2018, was mainly due to the $42.5 million litigation charge associated with reaching a settlement in principle relating to the Abrams class action lawsuit further described in Note 6 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1. Also the higher selling, general and administrative expenses for the three and six months ended June 30, 2018, were associated with our expanded Asian and European teams, and infrastructure to support our growth.

Selling, general and administrative expenses for the three and six months ended June 30, 2018, included pre-tax litigation charges of $42.5 million and $47.7 million, respectively. Selling, general and administrative expenses for the three and six months ended June 30, 2017 include pre-tax litigation benefits of $4.5 million, primarily driven by product liability insurance recovery offset by other litigation charges, and litigation charges of $9.0 million, respectively.
Selling, general and administrative expenses for the three and six months ended June 30, 2018, reflected share-based compensation expense of $32.7 million and $62.2 million, respectively, compared with $26.6 million and $52.3 million for the three and six months ended June 30, 2017, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended June 30, 2018, increased by 12% to $95.1 million, compared with $84.6 million for the three months ended June 30, 2017. Research and development expenses for the six months ended June 30, 2018, increased by 21% to $190.6 million, compared with $158.1 million for the six months ended June 30, 2017. The increase was primarily due to higher personnel and other project costs to support a broader set of product development initiatives, including our da Vinci SP Surgical System; robotic-assisted catheter-based medical devices; advanced imaging and analytics; advanced instrumentation; and future generations of robotics. For the three months ended June 30, 2018, the increase was partly offset by higher expenses related to licensed intellectual property recorded for the three months ended June 30, 2017.
Share-based compensation expense charged to research and development expense was $17.9 million and $34.2 million for the three and six months ended June 30, 2018, respectively, compared with $13.8 million and $25.7 million for the three and six months ended June 30, 2017, respectively. Amortization expense related to intangible assets was $1.6 million and $3.2 million for the three and six months ended June 30, 2018, respectively, compared with $1.8 million and $3.8 million for the three and six months ended June 30, 2017.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three and six months ended June 30, 2018, was $18.2 million and $31.4 million, respectively, compared with $10.1 million and $18.8 million for the three and six months ended June 30, 2017. The increase was primarily driven by higher interest earned during the three and six months ended June 30, 2018 due to higher interest rates and higher cash and investment balances.
Income Tax Expense
Income tax expense for the three months ended June 30, 2018, was $41.0 million, or 13.9% of income before taxes, compared with $47.0 million, or 17.4% of income before taxes, for the three months ended June 30, 2017. Income tax expense for the six months ended June 30, 2018, was $43.6 million, or 7.4% of income before taxes, compared with $68.3 million, or 14.5% of income before taxes for the six months ended June 30, 2017.
The lower effective tax rate for the three and six months ended June 30, 2018, compared with the same periods of 2017, were primarily due to the decrease of federal statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”), higher excess tax benefits associated with employee equity plans, and higher federal R&D credit benefits, partially offset by higher taxes on certain foreign earnings. Our effective tax rate for the three months ended June 30, 2018, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans and federal R&D credit benefit, partially offset by state income taxes. Our effective tax rate for the three months ended June 30, 2017, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits associated with employee equity plans, the effect of certain foreign earnings being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by state income taxes.
In connection with the Tax Act enacted in December 2017, we recorded a provisional amount of $317.8 million within income tax expense for the year ended December 31, 2017. In accordance with relevant SEC guidance, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three and six months ended June 30, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. Income tax expense for the three and six months ended June 30, 2018, reflected $6.4 million and $15.5 million, respectively, of estimated tax on global intangible low-taxed income enacted by the Tax Act. For the global intangible low-taxed income provisions of the Tax Act, we have not yet elected an accounting policy with respect to either recognize deferred taxes for basis differences expected to reverse as global intangible low-taxed income, or to record such as period costs if and when incurred. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete the analysis within the measurement period in accordance with the SEC guidance. As a result of the Tax Act, the provisional amount recorded in December 2017 included a one-time deemed repatriation toll charge on the cumulative undistributed foreign earnings through 2017. In June 2018, we repatriated to the U.S. $1.6 billion of cumulative undistributed foreign earnings without significant incremental tax impact. We are still evaluating whether to change our indefinite reinvestment assertion for years after 2017 in light of the Tax Act. If we subsequently change our assertion during the measurement period, we will account for the change in assertion as part of the Tax Act enactment.
Our income tax provision is subject to volatility as the amount of excess tax benefits or deficiencies fluctuates from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP. Our provision for income taxes included excess tax benefits associated with employee equity plans of $21.6 million and $76.3 million, which reduced our effective tax rate by 7.3 percentage points and 13.0 percentage points, for the three and six months ended June 30, 2018, respectively.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased from $3.8 billion as of December 31, 2017, to $4.3 billion as of June 30, 2018, primarily from cash provided by our operations. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of June 30, 2018 and March 31, 2018, our foreign subsidiaries held a total of $214.1 million and $1,613.0 million, respectively, of cash, cash equivalents, and investments. As a result of the Tax Act, we can repatriate our cumulative undistributed foreign earnings to the U.S. with minimal additional tax impact. In the second quarter of 2018, we repatriated $1.4 billion of cash, cash equivalents, and investments held by our foreign subsidiaries without significant incremental tax impact. We are still evaluating whether to change our indefinite reinvestment assertion for years after 2017 in light of the Tax Act. If we subsequently change our assertion during the measurement period, we will account for the change in assertion as part of the Tax Act enactment. We believe the cash provided by our operations will meet our liquidity needs for the foreseeable future.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on our Form 10-K for the fiscal year ended December 31, 2017 for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data (Unaudited)
The following table summarizes our cash flows for the six months ended June 30, 2018, and 2017 (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in)
Operating activities	$511.7	$458.0
Investing activities	9.3	954.5
Financing activities	34.9	(1,753.6)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.6)	1.0
Net increase (decrease) in cash, cash equivalents, and restricted cash	$555.3	$(340.1)
Operating Activities
For the six months ended June 30, 2018, net cash provided by operating activities of $511.7 million differed from our net income of $541.9 million primarily for the following reasons:

1.
Changes in operating assets and liabilities resulted in $265.2 million of cash used by operating activities. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses and other assets, deferred revenue, and other accrued liabilities. Inventory, including the transfer of equipment from inventory to property, plant and equipment, increased by $133.9 million. Prepaid expenses and other assets increased by $102.4 million primarily due to an increase in prepaid taxes driven by the timing of tax payments. Accrued compensation and employee benefits decreased by $39.6 million primarily due to the payments of 2017 incentive compensation. Accounts receivable increased $17.3 million primarily due to timing of customer billings and collections. Other liabilities decreased by $16.1 million primarily due to a decrease in income tax payable partly offset by an increase of litigation accrual. The unfavorable impact of these items on cash used by operating activities was partly offset by a $29.8 million increase in deferred revenue and a $14.3 million increase in accounts payable.

2.
The cash used by operating activities resulted from changes in operating assets and liabilities were partly offset by the non-cash charges included in our net income: share-based compensation of $120.8 million; depreciation expense of $49.8 million; deferred income taxes of $48.7 million; amortization of intangible assets of $5.7 million; amortization of contract acquisition asset of $5.3 million; and investment related non-cash charges of $4.7 million.

Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2018, consisted of proceeds from sales and maturities of investments (net of purchases of investments) of $132.3 million partly offset by the acquisition of property and equipment of $84.9 million and an acquisition of a business combination for $38.1 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. treasury and U.S. government agency securities, taxable and tax exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2018, consisted primarily of $134.9 million of proceeds from stock option exercises and employee stock purchases partly offset by $108.0 million in taxes paid on behalf of employees related to net share settlements of vested employee equity awards.
Capital Expenditures
Our business is not capital intensive and we had no material commitments for capital expenditures as of the end of the second quarter of 2018.
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
There have been no material changes in our market risk during the six months ended June 30, 2018, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
(c) Issuer Purchases of Equity Securities
Since March 2009, we have had an active stock repurchase program. As of June 30, 2018, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $6.2 billion for stock repurchases, of which the most recent authorization occurred in December 2016, when the Board increased the authorized amount available under our share repurchase program to $3.0 billion. No shares were purchased during the three months ended June 30, 2018. Approximately $717.5 million remained available to repurchase shares under the authorized repurchase program as of June 30, 2018. The authorized stock repurchase program does not have an expiration date.

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 20, 2018