Form 10-K
period 2018-12-31
INTUITIVE SURGICAL INC
filed 2019-02-04
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2018, based upon the closing price of Common Stock on such date as reported on The Nasdaq Global Select Market, was approximately $53.9 billion. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of January 18, 2019, was 114,488,602.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 25, 2019, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

INTUITIVE SURGICAL, INC.

INDEX

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should, therefore, be considered in light of various important factors including, but not limited to, the following: the impact of global and regional economic and credit market conditions on healthcare spending; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships; procedure counts; regulatory approvals, clearances and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions or the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and particularly in Part I, “Item 1A. Risk Factors.” Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.

PART I

ITEM 1.	BUSINESS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci Si HD Surgical System®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, da Vinci Connect®, Intuitive Surgical EcoSystem®, da Vinci X®, SureFormTM, Single-Site®, and IonTM are trademarks or registered trademarks of the Company.
Company Background
Intuitive is committed to advancing patient care in surgery and other acute medical interventions. The Company is focused on innovating to enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. Intuitive has pioneered the introduction of robotic-assisted surgery to clinical practice over the past two decades with our da Vinci Surgical Systems for minimally invasive, robotic-assisted surgery and our 510(k) pending Ion endoluminal system for minimally invasive biopsies in the peripheral lung.
With the aim of entering the body less invasively, seeing anatomy more clearly, interacting with tissue more precisely, and enabling surgical skill, Intuitive launched its first da Vinci Surgical System in 1999. In 2000, it was cleared by the U.S. Food and Drug Administration (“FDA”) for general laparoscopic surgery. The da Vinci Surgical System is designed to enable complex surgery using a minimally invasive approach. It consists of: an ergonomic surgeon console or consoles; a patient-side cart with interactive arm or arms; a high-performance vision system; and proprietary instruments and accessories. Surgeons using the da Vinci system operate while seated comfortably at a console viewing a three dimensional high definition (“3DHD”) image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the open surgery approach. Our technology is designed to provide surgeons with a range of motion analogous to the motions of a human wrist, while filtering out the tremors inherent in a surgeon’s hands. In designing our products, we focus on making our technology easy and safe to use.
Our systems provide the following features and benefits to surgeons:
Immersive 3DHD Visualization. Our vision system includes a 3DHD endoscope with two independent vision channels linked to two separate color monitors through sophisticated image processing electronics. The da Vinci Surgical System provides visualization of target anatomy with natural depth-of-field and magnification that is intended to facilitate accurate tissue identification and tissue layer differentiation. With our Firefly Fluorescence Imaging technology, surgeons can use our specialized imaging hardware in combination with an injectable fluorescent dye to visualize vasculature, tissue perfusion, or biliary ducts beneath tissue surfaces in real-time.
Precise and Tremor-Free Endoscope Control. Our imaging system also incorporates our proprietary camera control technology that allows the surgeon to easily change, move, zoom, and rotate his or her field of vision. Surgeons can reposition the surgical camera quickly with foot controls or zoom in, out, up, down, left and right by moving their hands while maintaining a stable image.
Advanced Instruments. We offer a comprehensive suite of stapling, energy and core instrumentation for our surgical systems. Most of our proprietary instruments feature EndoWrist technology, incorporating “wrist” joints. Inspired by the human hand, our wristed instruments enable surgeons to orient the instruments carefully relative to tissue and suture with precision, just as they can in open surgery.
Intuitive Instrument Movements. Our technology is designed to transform the surgeon’s natural hand movements outside the body into corresponding micro-movements inside the patient’s body. For example, with the da Vinci Surgical System, a hand movement to the right outside the body causes the instrument inside the patient to be moved to the right. In contrast, conventional minimally invasive surgery (“MIS”) instruments are long rigid levers that rotate around a fulcrum, or pivot point, located at the port created in the body wall. In conventional MIS, the instrument tip moves in the opposite direction from the surgeon’s hand and surgeons must adjust their hand-eye coordination to compensate for the direction reversal by the pivot.
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

Multi-Specialty Surgical Platform. The da Vinci Surgical System is designed to enable surgeons to perform a wide range of surgical procedures, within our targeted gynecologic, urologic, general surgery, cardiothoracic, and head and neck specialties. To date, surgeons have used the da Vinci Surgical System to perform dozens of different types of surgical procedures. While we do not expect all of these different types of procedures to become widely adopted, they demonstrate the flexibility of the da Vinci Surgical System.
Advanced Training Tools. Training technologies include our Simulation program which provides for independent da Vinci skills development through interactive Virtual Reality (“VR”) exercises, and our telementoring program which provides real-time surgeon-to-surgeon learning and collaboration during robotic-assisted surgery with a da Vinci Surgical System.
Products
da Vinci Surgical Systems
Intuitive’s primary platform for robotic-assisted surgery is our family of da Vinci Surgical Systems. We have commercialized the following four generational platforms of da Vinci Surgical Systems: our fourth generation da Vinci X, da Vinci Xi and da Vinci SP Surgical Systems, our third generation da Vinci Si Surgical System, our second generation da Vinci S Surgical System, and our first generation da Vinci standard Surgical System. Da Vinci Surgical Systems are comprised of the following components:
Surgeon’s Console. The da Vinci Surgical System allows surgeons to operate while comfortably seated at an ergonomic console viewing a 3D image of the surgical field. The surgeon’s fingers grasp instrument controls below the display with the surgeon’s hands naturally positioned relative to his or her eyes. Using electronic hardware, software, algorithms, and mechanics, our technology translates the surgeon’s hand movements into precise and corresponding real-time micro movements of the da Vinci instruments positioned inside the patient. On our most current systems, da Vinci X, da Vinci Xi, and da Vinci Si, a second surgeon’s console may be used in two ways: first, to provide assistance to the primary surgeon during surgery or second, to act as an active aid during surgeon-proctor training sessions. With da Vinci X, da Vinci Xi, and da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci instruments during the surgery. In addition, surgeons can control 3D virtual pointers to augment the dual-surgeon experience.
Patient-Side Cart. The patient-side cart holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be positioned, as appropriate, and then locked into place. At least two arms hold surgical instruments, one representing the surgeon’s left hand and one representing the surgeon’s right hand. A third arm positions the endoscope, allowing the surgeon to easily move, zoom, and rotate the field of vision. A fourth instrument arm extends surgical capabilities by enabling the surgeon to add a third instrument to perform additional tasks. The fourth instrument arm is a standard integrated feature on da Vinci X, Xi, and Si Surgical Systems. Our da Vinci SP Surgical System includes a single arm with three, multi-jointed, wristed instruments and the first da Vinci fully wristed 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces.
3DHD Vision System. Our vision system includes our InSite 3D endoscope with two separate vision channels linked to two separate color monitors through high performance video cameras and specialized image processing hardware. The resulting 3DHD image has high resolution, high contrast, low flicker, and low cross fading. A digital zoom feature in the 3DHD vision system allows surgeons to magnify the surgical field of view without adjusting the endoscope position and thereby reduces interference between the endoscope and instruments. The 3DHD vision is a standard integrated feature on da Vinci X, Xi, SP, Si, and S Surgical Systems.
Da Vinci Skills Simulator. The Skills Simulator is a practice tool that gives a user the opportunity to practice their skills and gain familiarity with the surgeon console controls. The Skills Simulator incorporates 3D, physics-based computer simulation technology to immerse the user within a virtual environment. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the Skills Simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The Skills Simulator is intended to augment, not replace, existing training programs for the da Vinci X, Xi, and SP Surgical Systems.
Da Vinci Xi Integrated Table Motion. Integrated Table Motion coordinates the movements of the da Vinci robot arms with an advanced operating room table, the TruSystem® 7000dV sold by Trumpf MedicalTM, to enable managing the patient’s position in real-time while the da Vinci surgical robotic arms remain docked. This gives operating room teams the capability to optimally position the operating table during da Vinci System procedures. Integrated Table Motion enables surgeons to maximize reach, facilitate access, and choose the angle of approach to target anatomy, as well as reposition the table during the procedure to enhance anesthesiologists’ management of the patient.
Firefly Fluorescence Imaging. Firefly is a standard feature of the da Vinci X and Xi Surgical System and available on our da Vinci Si Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope and laser-based illuminator to allow surgeons to identify vasculature, tissue perfusion, or biliary ducts in three dimensions beneath tissue surfaces to visualize critical anatomy. Firefly is typically used in the categories of urology, gynecology, and general surgery.
Instruments and Accessories
Da Vinci Instruments. We manufacture a variety of instruments, most of which incorporate EndoWrist technology with wristed joints for natural dexterity, and tips customized for various surgical procedures. Da Vinci instruments are offered in a variety of diameters, of which 5mm and 8mm diameter sizes are the most commonly sold. Various da Vinci instrument tips include forceps, scissors, electrocautery tools, scalpels, and other surgical tools that are familiar to the surgeon from open surgery and conventional MIS. A variety of instruments may be selected and used interchangeably during a surgery. Most instruments are sterilizable at the hospital, while others are provided sterile, and most are reusable for a defined number of procedures. A programmed memory chip inside each instrument performs several functions that help determine how the da Vinci system and instruments work together. In addition, the chip will generally not allow the instrument to be used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure.
Da Vinci Stapling. The EndoWrist Stapler is a wristed, stapling instrument intended for resection, transection, and/or creation of anastomoses. This instrument enables operators to precisely position and fire the stapler. We market three types of staplers: the EndoWrist Stapler 45 and 30, and the SureForm 60 where the numeric designation indicates the length of the staple line. The EndoWrist Stapler 45 is used in general, gynecologic, and urologic surgery. The EndoWrist Stapler 30, available with the da Vinci X and Xi Surgical System, is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures. The SureForm 60 is a single-use, fully wristed, stapling instrument intended for resection, transection, and/or creation of anastomoses, with particular utility in bariatric procedures.
Da Vinci Energy. The EndoWrist One Vessel Sealer is a wristed, single-use instrument intended for bipolar coagulation and mechanical transection of vessels up to 7mm in diameter and tissue bundles that fit in the jaws of the instrument. This instrument enables surgeons to fully control vessel sealing, while providing the benefits of robotic-assisted surgery. This instrument is designed to enhance surgical efficiency and autonomy in a variety of general surgery and gynecologic procedures. The da Vinci Vessel Sealer Extend is our newest instrument in the Vessel Sealing family of products. Da Vinci Vessel Sealer Extend is a single use, fully wristed bipolar electrosurgical instrument compatible with our fourth generation multiport systems. It is intended for grasping and blunt dissection of tissue and for bipolar coagulation and mechanical transection of vessels up to 7mm in diameter and tissue bundles that fit in the jaws of the instrument.
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
Accessory Products. We sell various accessory products which are used in conjunction with the da Vinci Surgical System as surgical procedures are performed. Accessory products include sterile drapes used to help ensure a sterile field during surgery, vision products such as replacement 3D stereo endoscopes, camera heads, light guides, and other items that facilitate use of the da Vinci Surgical System.
Business Strategy
Our goal is to fundamentally improve surgery and other acute interventions by enabling physicians and hospitals to improve outcomes for their patients, improve their patient’s experience and the care team experience, and lower total cost to treat per patient episode. Through the use of smart, connected systems, robotic technologies, advanced imaging, and informatics, our objective is to create value for patients, surgeons, and hospitals as summarized below:
Patient Value. We believe that the value of a surgical procedure to a patient can be defined as: Patient Value = Procedure Efficacy/Invasiveness. We define procedure efficacy as a measure of the success of the surgery in resolving the underlying disease and invasiveness as how disruptive and painful the treatment is itself. When the patient value of a da Vinci procedure is deemed higher than alternate treatment options, patients may seek out surgeons and hospitals that offer that specific da Vinci procedure. Da Vinci procedure adoption occurs procedure by procedure and is driven by the relative patient value and total treatment costs of da Vinci procedures compared to alternative treatment options for the same disease state. We believe most patients will place higher value on procedures that are not only more efficacious, but also less invasive than alternative treatments. Our goal is to provide products to surgeons who in turn provide patients with procedure options that are both highly effective and less invasive than other surgical options.
Surgeon Value. We offer surgeons and their operating room staff training on the technical use of our products. We provide an ergonomic platform for surgeons to perform their procedures. We seek to provide surgeons with reliable and easy to use products.

Hospital Value. We assist hospitals in building value by offering patient value using da Vinci products, thereby increasing surgical revenue and reducing costs through lower complication rates and reduced length of patient stay. We believe robotic-assisted surgery with the da Vinci Surgical System is a cost effective approach to many surgeries as compared to alternative treatment options, as recognized in many published studies.
Clinical Applications
We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for robotic-assisted surgery with the da Vinci Surgical System—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value, and hospital value. We currently focus on five surgical specialties: gynecologic surgery, urologic surgery, general surgery, cardiothoracic surgery, and head and neck surgery. Key procedures which we are focused on include da Vinci hysterectomy (“dVH”), da Vinci prostatectomy (“dVP”), da Vinci for hernia repair, da Vinci for colon and rectal procedures, da Vinci for partial nephrectomy, da Vinci for sacrocolpopexy, da Vinci for lobectomy, da Vinci for transoral robotic surgery, and da Vinci for mitral valve repair. Representative surgical applications are described below.
Gynecologic Surgery
Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is performed for a variety of underlying benign and cancerous conditions. Hysterectomies can be performed using open surgery (laparotomy), or MIS techniques, which include vaginal, laparoscopic, and robotic approaches. Prior to the clearance of da Vinci Surgical System for use in gynecological procedures in 2005, the majority of hysterectomies performed were open surgeries. We believe that robotic-assisted surgery with the da Vinci Surgical System provides patients the opportunity to receive a minimally invasive treatment as an alternative to an open hysterectomy. Hysterectomies for benign conditions can be performed using either multi-port or Single-Site technology and we estimate that a majority of robotic-assisted surgery with a da Vinci Surgical System is performed using multi-port techniques. Single-Site instruments enable surgeons to perform surgery through a single port via the patient’s umbilicus, allowing for significantly reduced scarring.
Sacrocolpopexy. The abdominal (open) sacrocolpopexy is one of the operations performed to treat vaginal vault prolapse. Sacrocolpopexy involves suturing a synthetic mesh that connects and supports the vagina to the sacrum (tailbone). A sacrocolpopexy can be performed using a conventional laparoscopic technique; however, it is generally described as difficult and cumbersome to perform. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a larger number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of sacrocolpopexy patients.
Urologic Surgery
Prostatectomy. Radical prostatectomy is the removal of the prostate gland in patients diagnosed with clinically localized prostate cancer. The standard approach to removal of the prostate was via an open surgical procedure. The conventional laparoscopic approach is an option but is difficult and poses challenges to even the most skilled urologist. The da Vinci Surgical System has enabled a large number of surgeons to convert from using an open surgical technique to a minimally invasive technique.
Partial Nephrectomy. Partial nephrectomy is the removal of a small portion of a kidney (typically, an area of the kidney containing a tumor). Partial nephrectomies are most commonly performed in patients diagnosed with clinically localized renal cancer. Excluding robotic-assisted surgery with a da Vinci Surgical System, there are three common surgical approaches to performing partial nephrectomies: open surgical technique, laparoscopy, and hand assisted laparoscopy, which is a hybrid of the open and laparoscopic techniques. Surgeons have reported that the da Vinci Surgical System’s capabilities may enable a large number of these procedures to be performed through a minimally invasive technique, conferring the benefits of MIS to a broader range of partial nephrectomy patients. Treatment guidelines for patients with localized renal cancer recommend partial nephrectomy due to the benefits nephron-sparing surgery has in long-term patient outcomes. Published clinical literature has shown that the presence of a da Vinci Surgical System is associated with a higher-proportion of patients receiving a guideline-recommended partial nephrectomy.
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

Colorectal Surgery. These procedures typically involve benign or cancerous conditions of the lower digestive system, in particular the rectum or colon. Common procedures in this area include hemicolectomy, sigmoidectomy, low anterior resection, and abdominoperineal resection. Surgeons have reported that the use of robotic-assisted surgery with a da Vinci Surgical System and our latest technologies, such as the da Vinci Xi Surgical System, EndoWrist Stapler, and EndoWrist Vessel Sealer, have enabled them to offer MIS approaches to a broader range of colorectal surgery patients.
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
Bariatric Surgery.  A body of literature points to the benefit of surgery to treat patients for morbid obesity and its secondary effects, such as diabetes. Sleeve gastrectomy and roux-en-Y gastric bypass (“RYGB”) are commonly performed surgical procedures for morbid obesity in the U.S. The body habitus of morbidly obese patients can make laparoscopic surgery physically challenging for the surgeon, and certain surgeons have found value in using the da Vinci Surgical System to improve upon the ergonomics when performing MIS in morbidly obese patients. In addition, RYGB can be a technically challenging procedure because of the suturing, stapling, and tissue (bowel) manipulation that is required. Surgeons using the da Vinci Surgical System have reported a reduction in a critical complication (anastomotic leaks) relative to laparoscopic RYGB. We believe SureForm 60 may have particular utility in bariatric procedures.
Cardiothoracic Surgery
Thoracic Surgery. Conventional approaches to surgical procedures in the thorax include both open and video-assisted thoracoscopic approaches. Procedures performed via these methods include pulmonary wedge resection, pulmonary lobectomy, thymectomy, mediastinal mass excision, and esophagectomy. Many thoracic procedures remain open procedures. Surgeons have reported that the use of robotic-assisted surgery with a da Vinci Surgical System in thoracic surgery has enabled them to offer MIS approaches to a broader range of thoracic surgery patients and improved clinical outcomes compared to open and video-assisted thoracic surgery in published single-center, multi-center and national database clinical studies. We believe the EndoWrist Stapler 30 may have particular utility in thoracic procedures.
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
Procedure Mix
Our procedure business is broadly split into two categories: (1) cancer procedures and (2) procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions in each of these categories. Our fully featured da Vinci Xi system with advanced instruments including the EndoWrist One Vessel Sealer, EndoWrist Stapler products, and our Integrated Table Motion product cover a wide range of procedures, from complex to those that are less so. Our da Vinci X Surgical System and Single-Site instruments are targeted towards price sensitive markets and procedures.

Clinical Summary
We believe there are numerous additional applications that can be addressed with the da Vinci Surgical System and we work closely with our surgeon customers to refine and explore new techniques in which da Vinci may bring value. As of December 31, 2018, we had an installed base of 4,986 da Vinci Surgical Systems, including 3,196 in the U.S., 872 in Europe, 651 in Asia, and 267 in the rest of the world. We estimate that surgeons using our technology completed approximately 1,037,000 surgical procedures of various types in hospitals throughout the world during the year ended December 31, 2018.
Sales and Customer Support
Sales Model
We provide our products through direct sales organizations in the U.S., Europe, excluding Spain, Portugal, Italy, Greece, and most Eastern European countries, Japan, South Korea, India, and Taiwan. In May and December 2018, we began direct operations in India and Taiwan, respectively. In the remainder of our markets outside of the U.S. (“OUS”), we provide our products through distributors. In January 2019, our joint venture (referred to herein as the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”) acquired certain assets related to the distribution business of Chindex Medical Limited and its affiliates (“Chindex”), a subsidiary of Fosun Pharma, which has been our distribution partner for da Vinci Surgical Systems in China since 2011. In January 2019, our Joint Venture began direct operations for da Vinci products and services in China. See “Item 7. Management Discussion and Analysis” for further details on the Joint Venture. No single customer accounted for more than 10% of revenue during the years ended December 31, 2018, 2017, and 2016. During the years ended December 31, 2018, 2017, and 2016, domestic revenue accounted for 71%, 73%, and 72%, respectively, of total revenue, while revenue from our OUS markets accounted for 29%, 27%, and 28%, respectively. As of December 31, 2018, and 2017, 88% and 88% of all long-lived assets were in the U.S., respectively.
Our direct sales organization is composed of a capital sales team, responsible for selling da Vinci Surgical Systems, and a clinical sales team, responsible for supporting da Vinci Surgical System use in surgical procedures performed at our hospital accounts. Our hospital accounts include both individual hospitals and health care facilities and hospitals and health care facilities that are part of an integrated delivery network (“IDN groups”). The initial da Vinci Surgical System sale into an account as a major capital equipment purchase by our customers typically has a lengthy sales cycle that can be affected by macroeconomic factors, capital spending prioritization, timing of budgeting cycles, and competitive bidding processes. Capital sales activities include educating surgeons and hospital staff across multiple surgical specialties on the benefits of robotic-assisted surgery with a da Vinci Surgical System, total treatment costs, and the clinical applications that our technology enables. We also train our sales organization to educate hospital management on the potential benefits of adopting our technology, including clinical benefits of robotic-assisted surgery with a da Vinci Surgical System, potential reductions in complications and length of stay, and the resulting potential for increased patient satisfaction, surgeon recruitment, and procedure volume.
Our clinical sales team works on site at hospitals, interacting with surgeons, operating room staff, and hospital administrators to develop and sustain successful robotic surgery programs. They assist the hospital in identifying surgeons who have an interest in robotic surgery and the potential benefits provided by the da Vinci Surgical System. Our clinical sales team provides current clinical information on robotic surgery practices and new product applications to the hospital teams. Our clinical sales team has grown with the expanded installed base of da Vinci Surgical Systems and the total number of procedures performed. We expect this organization to continue to grow as our business expands.
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

We provide basic system training that teaches the fundamental operating principles of the da Vinci Surgical System to surgeons, surgical assistants, and operating room nurses. We have established training centers where system training and ongoing surgical procedural training are provided, the latter led by expert surgeons. Training technologies include our Simulation program which provides for independent da Vinci skills development through interactive VR exercises, and our telementoring program which provides real-time surgeon-to-surgeon learning and collaboration during robotic-assisted surgery.
Research and Development
We focus our research and development efforts on innovation and improvement for products and services that align with our mission: We believe that minimally invasive care is life-enhancing care. Through ingenuity and intelligent technology, we believe we can expand the potential of physicians to heal without constraints. We employ engineering, research and development staff to focus on delivering future innovations and sustaining improvements that advance our mission.
We establish strategic alliances with other medical and technology companies to complement our research and development effort. To date, these alliances have taken several forms, including cooperation in the areas of product development, training, procedure development, and marketing activities. We have formed alliances with several companies including, but not limited to, 3D Systems, Inc., Bolder Surgical Holdings, Inc. (formerly JustRight Surgical, LLC), Erbe Elektromedizin GmbH, InTouch Technology Inc., Johnson & Johnson, Mimic Technologies, Inc., Novadaq Technologies, Inc., Olympus Corporation, Schoelly Fiberoptic GmbH, and Trumpf Medical (a division of Hill-Rom Holdings, Inc.).
Manufacturing
We manufacture our da Vinci Surgical Systems at our facilities in Sunnyvale, California and Durham, North Carolina. We manufacture our instruments at our Sunnyvale and Mexicali, Mexico facilities.
We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). We purchase the majority of our components and major assemblies through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of finished goods relative to our anticipated demand.
Competition
We face competition in the forms of existing open surgery, conventional MIS, drug therapies, radiation treatment, and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability as well as educating hospitals, surgeons, and patients on the demonstrated results associated with robotic-assisted surgery using da Vinci Surgical Systems and its value relative to other techniques. We also face competition from several companies that are developing new approaches and products for the MIS market. We believe that many companies are focused on adding capability to manual MIS systems. Because many of these developments are aimed at MIS, we believe that our da Vinci Surgical Systems may prove complementary to some of these new technologies.
Moreover, as we add new robotically controlled products (e.g. da Vinci Stapling and da Vinci Vessel Sealer Extend) that compete with product offerings traditionally within the domains of open surgery and/or conventional MIS, we face greater competition from larger and well established companies such as Ethicon Endo-Surgery, Inc. and Medtronic PLC.
Furthermore, a number of companies have introduced products in the field of robotic surgery or have made explicit their intention to enter the field of robotic surgery including, but not limited to: Auris Health, Inc.; Avatera Medical GmbH; CMR Surgical Limited; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; Medtronic PLC; meerecompany Inc.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical Inc.; TransEnterix Inc.; and Wego Holding Co., Ltd. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our revenues may be adversely impacted as our competitors announce their intent to enter our markets and as our customers anticipate the availability of competing products.
Intellectual Property
We place considerable importance on obtaining and maintaining patent, copyright, trademark, and trade secret protection for significant new technologies, products, and processes.
We generally rely upon a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology. For example, we have trademarks, both registered and unregistered, that provide distinctive identification of our products in the marketplace. We also have exclusive and non-exclusive patent licenses with various third parties to supplement our own robust patent portfolio.

As of December 31, 2018, we held ownership or exclusive field-of-use licenses for more than 3,000 U.S. and foreign patents and more than 2,000 U.S. and foreign patent applications. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology.
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
If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA has a statutory 90-day period to respond to a 510(k) submission, or a guidance-based 30-day period for “special” 510(k) submissions which have a more restrictive scope and generally involve more specific or very limited changes to a legally marketed device. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance. Although unlikely for the types of products marketed by us, the FDA may classify the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous pre-market approval (“PMA”) requirements. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by data, typically including data from preclinical studies and human clinical trials. The FDA, by statute and regulation, has 180 days to review a PMA application, though the review more often occurs over a significantly longer period of time, and can take up to several years. In approving a PMA application or clearing a 510(k) submission, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and make periodic reports to the FDA on the clinical status of those patients.
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
Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice (“GMP”) requirements contained in its Quality System Regulation (“QSR”) and associated regulations and guidance. The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications, and testing as well as distribution and post-market experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA investigator believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, or Untitled Letters, which are notices of potential enforcement actions against the manufacturer. If a Warning Letter or Untitled Letter is not addressed to the satisfaction of the FDA, or if the FDA becomes aware of any other serious issue with a manufacturer’s products or facilities, it could result in fines, injunctions, civil penalties, delays, suspension or withdrawal of clearances, seizures or recalls of products, operating restrictions, total shutdown of production facilities, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the U.S., and may adversely affect the reputation of the manufacturer and the product.
To a greater or lesser extent, most other countries require some form of quality system and regulatory compliance, which may include periodic inspections, inspections by third-party auditors, and specialized documentation. Failure to meet all the requirements of these countries could jeopardize our ability to import, market, support, and receive reimbursement for the use of our products in these countries.
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
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory approval. We obtained from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) approval for our da Vinci Si Surgical Systems in October 2012 and approval for our da Vinci Xi Surgical Systems in March 2015, and approval for our da Vinci X Surgical Systems in April 2018. National reimbursement status was received in Japan for dVP procedures, effective April 2012 and for da Vinci partial nephrectomy procedures in April 2016. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, anterior resection, lobectomy and hysterectomy, for both malignant and benign conditions. These additional 12 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or, that the adoption pace for these procedures will be similar to any other da Vinci procedure. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursements for additional procedures, then the demand for our products in Japan could be limited. We are currently seeking reimbursement for additional procedures through the MHLW’s Senshin Iryo processes as well as alternative reimbursement processes. Our Senshin Iryo approvals require in-country clinical data and are considered for reimbursed status in April of even numbered years.
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
In May 2017, the Medical Device Regulation was implemented to replace the Medical Device Directive (93/42/EEC) as amended. The Medical Device Regulation will apply after a three-year transition period and imposes stricter requirements for the marketing and sale of medical devices and grants Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.
Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Certain countries, such as China and South Korea, have their own regulatory agencies. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products, may negatively impact our ability to generate revenue and harm our business. Our system sales into China are also dependent on obtaining importation authorizations, provincial approvals, and hospitals completing a tender process under the authorization. In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. The government will allow the sale of 154 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. Da Vinci Surgical systems sales under the quota are uncertain. In addition, local regulations may apply which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and in general are increasing in complexity, and in the scope and degree of documentation and testing required. There can be no assurance the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use, and service as well as the removal and disposal of medical devices in the regions in which we operate and market our products. Failure to comply with any of these regulations could result in sanctions or fines and could prevent us from marketing our products in these regions.
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

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals may share in amounts paid by the entity to the government in fines or settlement;

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

•
the federal Physician Payment Sunshine Act, which requires (i) manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals, and teaching hospitals, and (ii) applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members, and payments or other “transfers of value” to such physician owners. Manufacturers are required to submit reports to CMS by the 90th day of each calendar year; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other “transfers of value” to physicians and other healthcare providers or marketing expenditures and pricing information; and laws governing the privacy and security of health information in certain circumstances, including the E.U. General Data Protection Regulation (“GDPR”), many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
Generally, reimbursement for professional services performed at a facility by physicians is reported under billing codes issued by the American Medical Association (“AMA”), known as Current Procedural Terminology (“CPT”) codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative values of the professional service rendered. In addition, CMS and the National Center for Health Statistics (“NCHS”) are jointly responsible for overseeing changes and modifications to billing codes used by hospitals to report inpatient procedures, ICD-10-PCS codes. For Medicare, CMS generally reimburses hospitals for services provided during an inpatient stay based on a prospective payment system that is determined by a classification system known as Medicare-Severity Diagnostic Related Groupings (“MS-DRGs”). MS-DRGs are assigned using a number of factors including the principal diagnosis, major procedures, discharged status, patient age, and complicating secondary diagnoses among other things. Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (“APCs”) used to determine the payment amount for services provided.
Since October 1, 2015, a new family of ICD-10-PCS codes can be used-in conjunction with other applicable procedure codes-to describe various robotic-assisted procedures. An inpatient surgical procedure, completed with or without robotic assistance, continues to be assigned to the clinically relevant MS-DRG.
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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was enacted. The PPACA made changes that have significantly impacted healthcare providers, insurers, and pharmaceutical and medical device manufacturers. The PPACA contained a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansion including, but not limited to, fees or taxes on certain health-related industries, including medical device manufacturers. For sales between January 1, 2013 and December 31, 2015, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% on certain U.S. medical device revenues. The Consolidated Appropriations Act, 2016 (the “Appropriations Act”), enacted in December 2015, included a two-year moratorium on Medical Device Excise Tax (“MDET”) such that medical device sales in 2016 and 2017 were exempt from the MDET. Subsequent legislation was passed in January 2018 such that MDET will be delayed until January 1, 2020.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures.
There have also been judicial and congressional challenges to certain aspects of the PPACA, as well as efforts by the U.S. administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. Since January 2017, the U.S. President has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. The current U.S. administration has also announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Because of the Tax Cuts and Jobs Act (“2017 Tax Act”) enacted on December 22, 2017, the PPACA’s individual mandate penalty for not having health insurance coverage will be eliminated starting in 2019. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. While the current White House Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. Although the majority of these measures have not been enacted by Congress to date, Congress will likely continue to consider other legislation to repeal or repeal and replace elements of the PPACA. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations.
Employees
As of December 31, 2018, we had 5,527 employees, 771 of whom were engaged directly in research and development, 2,341 in manufacturing and service, and 2,415 in marketing, sales, and administrative activities. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
General
We make our periodic and current reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, available free of charge, on our website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”). Our website address is www.intuitive.com and the reports are filed under “SEC Filings,” on the Company—Investor Relations portion of our website. Periodically, we webcast Company announcements, product launch events, and executive presentations which can be viewed via our Investor Relations page on our website. In addition, we provide notifications of our material news including SEC filings, investor events, and press releases as part of our Investor Relations page on our website. The contents of our website are not intended to be incorporated by reference into this report or in any other report or document we file and any references to our website are intended to be inactive textual references only. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.
We operate our business as one segment as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2018, 2017, and 2016 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our corporate headquarters located at 1020 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitive.com.

ITEM 1A.	RISK FACTORS
RISKS RELATING TO OUR BUSINESS
IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.
The da Vinci Surgical System and our other products represent a fundamentally new way of performing surgery. Achieving physician, patient, and third-party payor acceptance of robotic-assisted surgery as a preferred method of performing surgery is crucial to our success. If our products fail to achieve market acceptance, customers will not purchase our products and we will not be able to generate the revenue necessary to support our business. We believe that physicians’ and third-party payors’ acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing surgical techniques. Even if we can prove the effectiveness of our products through clinical trials, surgeons may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional heart surgery simply because such surgery is already widely accepted. In addition, surgeons may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing health care reform initiatives and the evolving U.S. health care environment.
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
In addition, our business is closely tied to the overall U.S. healthcare system, relating to which there are concerns and uncertainties as a result of efforts made by the U.S. federal government to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. In addition, the U.S. federal government has called for, or enacted, substantial changes to trade, fiscal, and tax policies, which may include changes to existing trade agreements including, but not limited to, the North American Free Trade Agreement (“NAFTA”), and may have a significant impact on our operations. We cannot predict the impact, if any, that these changes could have on our business.
If economic conditions worsen or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to the levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
BECAUSE OUR MARKETS ARE HIGHLY COMPETITIVE, CUSTOMERS MAY CHOOSE TO PURCHASE OUR COMPETITORS’ PRODUCTS OR SERVICES OR MAY NOT ACCEPT DA VINCI ROBOTIC-ASSISTED SURGERY, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.
Robotic-assisted surgery with a da Vinci Surgical System is a technology that competes with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options include conventional MIS, open surgery, interventional approaches, and pharmacological regimens. Some of these procedures are widely accepted in the medical community and in many cases have a long history of use. Technological advances could make such treatments more effective or less expensive than using our products, which could render our products obsolete or unmarketable. Studies could be published that show that other treatment options are more beneficial and/or cost-effective than robotic-assisted surgery. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will continue to be competitive with current or future technologies.
Additionally, we face or expect to face competition from companies that develop or have developed wristed, robotic, or computer-assisted surgical systems and products. Companies have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field including, but not limited to: Auris Health, Inc.; Avatera Medical GmbH; CMR Surgical Limited; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; Medtronic PLC; meerecompany Inc.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group

Co. Ltd.; Titan Medical Inc.; TransEnterix Inc.; and Wego Holding Co., Ltd. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become competitors. Our revenues may be reduced due to pricing pressure or eliminated if our competitors develop and market products that are more effective or less expensive than our products. If we are unable to compete successfully, our revenues will suffer, which could have a material adverse effect on our business, financial condition, result of operations, or cash flows. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.
In addition, third-party service providers that provide services to da Vinci Surgical System operators may emerge and compete with us on price or offerings. To date, substantially all of our customers have sourced services on their da Vinci Surgical Systems from us through service contract commitments or time and materials contracts. Furthermore, there are third-party service providers offering consulting services targeted at analyzing the cost-effectiveness of hospitals’ robotic surgery programs, including procedures performed, placement of systems, and consumption of instruments and accessories. We currently provide similar services and analysis to our customers, but it is difficult to assess the impact that this may have on our business. If we are unable to compete successfully with any third-party service providers, our revenues may suffer.
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

Our gross profit margins have fluctuated from period to period, and we expect that they will continue to fluctuate in the future. Our gross profit margins may be adversely affected by numerous factors, including:

•	changes in customer, geographic, or product mix, including mix of da Vinci Surgical System models sold or leased;

•	changes in the portion of sales involving a trade-in of another system and the amount of trade-in credits given;

•	introduction of new products, which may have lower margins than our existing products;

•	our ability to maintain or reduce production costs;

•	changes to our pricing strategy;

•	changes in competition;

•	changes in production volume driven by demand for our products;

•	changes in material, labor, or other manufacturing-related costs, including the impact of foreign exchange rate fluctuations for foreign-currency denominated costs;

•
changes to U.S. and foreign trade policies, such as the enactment of tariffs on goods imported into the U.S. including, but not limited to, goods imported from Mexico where we manufacture a majority of our instruments that we sell;

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
WE EXPERIENCE LONG AND VARIABLE CAPITAL SALES CYCLES AND SEASONALITY IN OUR BUSINESS, WHICH MAY CAUSE FLUCTUATIONS IN OUR FINANCIAL RESULTS.
The sales and purchase order cycle of our da Vinci Surgical System is lengthy because it is a major capital item and its purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and government bodies, as applicable. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. As a result, hospitals may delay or accelerate system purchases in conjunction with timing of their capital budget timelines. Further, IDN groups are creating larger networks of da Vinci system users with increasing purchasing power and are increasingly evaluating their robotic-assisted surgery programs to optimize the efficiency of surgeries using the da Vinci system. Further, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the benefits and costs of such products. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales. Historically, our sales of da Vinci Surgical Systems have tended to be heaviest during the third month of each fiscal quarter, lighter in the first fiscal quarter and heavier in the fourth fiscal quarter.
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
WE ARE SUBJECT TO A VARIETY OF RISKS DUE TO OUR OPERATIONS OUTSIDE OF THE U.S.
We manufacture, perform research and development activities, and distribute our products in OUS markets. Revenue from OUS markets accounted for approximately 29%, 27%, and 28% of our revenue for the years ended December 31, 2018, 2017, and 2016, respectively. Our OUS operations are, and will continue to be, subject to a number of risks including:

•	failure to obtain or maintain the same degree of protection against infringement of our intellectual property rights as we have in the U.S.;

•	multiple OUS regulatory requirements that are subject to change and that could impact our ability to manufacture and sell our products;

•	changes in tariffs, trade barriers, and regulatory requirements;

•	protectionist laws and business practices that favor local competitors, which could slow our growth in OUS markets;

•	local or national regulations that make it difficult or impractical to market or use our products;

•	U.S. relations with the governments of the foreign countries in which we operate;

•	inability or regulatory limitations on our ability to move goods across borders;

•	the risks associated with foreign currency exchange rate fluctuations;

•	difficulty in establishing, staffing, and managing OUS operations;

•	the expense of establishing facilities and operations in new foreign markets;

•	building and maintaining an organization capable of supporting geographically dispersed operations;

•	anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials;

•	antitrust and anti-competition laws;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets; and

•	business interruptions due to natural disasters, outbreak of disease, and other events beyond our control.
On June 23, 2016, the United Kingdom (the “UK”) held a referendum in which voters approved an exit from the European Union (the “EU”), commonly referred to as “Brexit.” On March 29, 2017, the UK formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The commencement of the official withdrawal process by the UK has created uncertainties affecting business operations in the UK and the EU. Until the terms of the UK’s exit from the EU on March 29, 2019 are determined, including any transition period, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our business is subject, impose greater restrictions on imports and exports between the UK and the EU and other parties, and create economic and political uncertainty in the region.
In addition, the U.S. federal government has made changes to U.S. trade policy, including signing an executive order to withdraw from the negotiating process of the Trans-Pacific Partnership, renegotiate the terms of NAFTA, and imposing border taxes on imports into the U.S. On November 30, 2018, the leaders of the U.S., Mexico and Canada signed a replacement to NAFTA, which remains subject to the ratification by the legislatures of each country. We manufacture a majority of the instruments we sell in Mexico and any legislation enacted that impacts the relationship between the U.S. and Mexico and/or the continuity of NAFTA could adversely affect our operations and financial results. In addition, the U.S. federal government has implemented, or is considering the imposition of, tariffs on certain foreign goods. Such tariffs, and, if enacted, any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services in our OUS markets. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services.
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
WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, WHICH SUBJECTS US TO A NUMBER OF RISKS THAT COULD HARM OUR BUSINESS.
We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to sell or service our products in the markets serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Please see our risk factor below titled “We Are Subject to Product Liability and Negligence Claims Relating to the Use of Our Products and Other Legal Proceedings That Could Materially Adversely Affect Our Financial Condition, Divert Management’s Attention, and Harm Our Business.” The actions of our distributors may affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if a distributor holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive, and time consuming for us to re-establish market access or regulatory compliance in such case.
WE OFFER ALTERNATIVE CAPITAL ACQUISITION APPROACHES. AS A RESULT, WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND THE RISK OF LOSSES OF REVENUE, WHICH COULD RESULT IN MATERIAL LOSSES.

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
Certain of our leasing arrangements allow customers to cancel, return, or upgrade the systems leased prior to the end of the lease term without incurring a financial penalty. We also lease our systems to certain qualified customers where the lease payments are based on their usage of the systems. While leases and usage-based arrangements enable our customers to upgrade and get access to new technologies faster, it may also enable competitors to more easily induce customers to switch to a competitor system. If customers do not perform a sufficient number procedures on systems leased under usage-based arrangements, or return or terminate leases prematurely, it could have a material adverse effect on our business, financial condition, result of operations, or cash flows.
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
We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. Certain current lawsuits and pending proceedings to which we are party, including purported class actions, product liability litigation, and patent litigation, are described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8.
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
There have been articles published and reports questioning patient safety and efficacy associated with robotic-assisted surgery with the da Vinci Surgical System and its cost relative to other disease management methods, and the adequacy of surgeon training. Negative publicity, including statements made by public officials, whether accurate or inaccurate, concerning our products or our Company could reduce market acceptance of our products and could result in decreased product demand and a decline in revenues. In addition, significant negative publicity could result in an increased number of product liability claims, regardless of whether these claims are meritorious. The number of claims could be further increased by plaintiffs’ law firms that use a wide variety of media to advertise their services and solicit clients for product liability cases against us.
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
NATURAL DISASTERS OR OTHER EVENTS BEYOND OUR CONTROL COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR IN HIGHER EXPENSES.
Natural disasters, terrorist activities, and other business disruptions including, but not limited to, internet security threats, could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the March 2011 earthquake and tsunami in Japan and their aftermath created economic uncertainty and disrupted economic activities in Japan, including a reduction in hospital spending. Furthermore, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which in the past has experienced both severe earthquakes and other natural disasters. We do not have multiple-site capacity for all of our operations in the event of a business disruption. Furthermore, parties in our supply chain and our customers are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster in any of our major markets, or an unanticipated business disruption caused, for example, by internet security threats, damage to global communication networks, or similar events could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
From time to time, we enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to complement or augment our research and development, product development, training, procedure development, and marketing efforts. For example, in 2016, we entered into an agreement to form the Joint Venture. In January 2019, the Joint Venture acquired certain assets related to the da Vinci distribution business of Chindex, a subsidiary of Fosun Pharma, which has been our distribution partner for da Vinci Surgical Systems in China since 2011, following which the Joint Venture began direct distribution operations for da Vinci products and services in China. There can be no assurance that we and the Joint Venture can successfully complete the development of the robotic-assisted catheter-based medical devices; or that we and the Joint Venture will successfully commercialize such products. There can also be no assurance that the Joint Venture will not require additional contributions to fund its business; that the Joint Venture will become profitable; or that the acquired Chindex assets will be successfully integrated and the expected benefits realized. Proposing, negotiating, and implementing collaborations, in-licensing agreements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. In addition, other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities or arrangements. As a result, we may not identify, secure, or complete any such arrangements in a timely manner, on a cost-effective basis or on otherwise favorable terms, if it all.
There can be no assurance we will realize the expected benefits from these alliances. In addition, we may not be in a position to exercise sole decision-making authority regarding any collaboration or other arrangement, which could create the potential risk of creating impasses on decisions, and our alliances may have economic or business interests that are, or that may become, inconsistent with our interests. It is possible that conflicts may arise in these relationships, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control of intellectual property developed during the collaboration. These alliances can be difficult to manage, given the potentially different interests of the parties involved, and we could suffer delays in product development or other operational difficulties.

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
CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR REPORTED RESULTS OF OPERATIONS.
A change in accounting standards can have a significant effect on our reported results and may retroactively affect previously reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing standards or the reevaluation of current practices may adversely affect our reported financial results or the way we conduct our business.
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
We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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

OUR BUSINESS IS SUBJECT TO COMPLEX AND EVOLVING LAWS AND REGULATIONS REGARDING PRIVACY, DATA PROTECTION AND OTHER MATTERS RELATING TO INFORMATION COLLECTION.
There are numerous state, federal and foreign laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal, customer, or other data, the scope of which is continually evolving and subject to differing interpretations. We may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.
For example, as of May 25, 2018, a new privacy framework, the General Data Protection Regulation, or the GDPR, took effect across the European Economic Area, or the EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data and will increase our obligations, including, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymised (i.e., key-coded) data and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects.
In addition, recent legal developments in Switzerland and Europe have created complexity and compliance uncertainty regarding certain transfers of information from Switzerland and the EU to the United States. For example, the EU-US Privacy Shield Framework is regularly reviewed and there is currently litigation challenging the adequacy of EU-specified standard contractual clauses (another data transfer mechanism). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be invalidated by the European courts or legislature. We rely on a mixture of mechanisms to transfer personal data from our EU business to the United States, and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results.
Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that some PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.
A PROLONGED GOVERNMENT SHUTDOWN MAY ADVERSELY AFFECT OUR BUSINESS.
Hospital, health systems, and physicians depend on a number of government agencies and services to effectively deliver healthcare to their patients. A prolonged government shutdown could impact inspections, regulatory review and certifications, grants, approvals, or cause other situations that could impede their ability to effectively deliver healthcare, including attempts to reduce payments and other reimbursements to hospitals by federal healthcare programs. These situations could adversely affect our customers’ ability to perform procedures with our devices and/or their decisions to purchase additional products from us. In addition, a prolonged government shutdown may cause significant regulatory delays, and therefore, delay our efforts to seek clearances from the FDA, and adversely affect business travel and import and export of products, all of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

The PPACA contained a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions among other things. This includes fees or taxes on certain health-related industries, including medical device manufacturers. For sales between January 1, 2013, and December 31, 2015, medical device manufacturers were required to pay an excise tax (or sales tax) of 2.3% of certain U.S. medical device revenues. Though there were some exceptions to the excise tax, this excise tax did apply to all or most of our products sold within the U.S. In December 2015, the former U.S. President signed into law the Appropriations Act. The Appropriations Act included a two-year moratorium on the medical device excise tax such that medical device revenues in 2016 and 2017 were exempt from the excise tax. Subsequent legislation was passed in January 2018 such that MDET will be delayed until January 1, 2020.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the current U.S. administration to modify, repeal or otherwise invalidate all, or certain provisions of, the PPACA. Since January 2017, the U.S. President has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. The current U.S. administration has also announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Because of the 2017 Tax Act, the PPACA’s individual mandate penalty for not having health insurance coverage will be eliminated starting in 2019. It is unclear what impact the elimination of the individual mandate penalty will have on our business, financial condition, results of operations, or cash flows. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although the majority of these measures have not been enacted by Congress to date, Congress will likely continue to consider other legislation to repeal or repeal and replace elements of the PPACA.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. MACRA repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what impact new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations, or cash flows. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, and discounts, and require marketing cost disclosure and transparency measures.
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
The Medicare and Medicaid anti-kickback laws, and several similar state laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, prohibit payments, or other remuneration that could be considered to induce hospitals, physicians, or other potential purchasers of our products either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order, of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid and any other third-party payor programs. Further, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it. The government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. The federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Although we would not submit claims directly to government payors, manufacturers can be held liable under the federal false claim act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
These laws may affect our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians, or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating anti-kickback laws can result in civil and criminal fines and penalties, which can be substantial and include monetary damages and penalties, imprisonment, and exclusion from government healthcare programs for non-compliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations.

The federal Physicians Payments Sunshine Act imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians (including family members), certain other healthcare providers and teaching hospitals. Such information must be made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any ownership or investment interests held by physicians and their immediate family members, as well as any transfers of value made to such physician owners and investors, during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (and up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Device manufacturers are required to submit reports to CMS by the 90th day of each calendar year.
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
Our operations are subject to certain antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the U.S. and the EU. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements or practices are found to violate or infringe such laws, we may be subject to civil and other penalties. We may also be subject to third-party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce our commercial agreements, whether at all or in material part, our results of operations, financial position, and cash flows could be adversely affected.
We are also subject to claims, suits, and government investigations involving labor and employment. Such claims, suits, and government investigations are inherently uncertain. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors.
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
In May 2017, the Medical Device Regulation was implemented to replace the Medical Device Directive (93/42/EEC), as amended. The Medical Device Regulation will apply after a three-year transition period and imposes stricter requirements for the marketing and sale of medical devices and grants Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.
To date, we received approvals from the Japanese Ministry of Health, Labor and Welfare (“MHLW”) for our da Vinci S, Si, Xi, and X Surgical Systems and various associated instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or indications; however, there can be no assurance that such approvals will be granted. In addition, because not all of our instruments have received product approvals, and reimbursement is an additional process to generate market acceptance, it is possible that procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. In April 2012 and April 2016, we have received reimbursement approval for prostatectomy and partial nephrectomy, respectively. An additional 12 procedures were granted reimbursement for Japan in April 2018, including gastrectomy, anterior resection, lobectomy and hysterectomy, for both malignant and benign conditions. These additional 12 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or, that the adoption pace for these procedures will be similar to any other da Vinci procedure. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data and which are considered for reimbursed status in April of even numbered years. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan.
Our capital sales in China are subject to importation authorizations and purchasing tender processes. In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. The government will allow the sale of 154 new surgical robots into China, which could include da Vinci Surgical Systems. Future system sales and our ability to grow future procedure volumes are dependent on the completion of these purchasing tender authorizations. The timing and magnitude of these future authorizations, which may determine our system placements in future years, is not certain and we expect to continue to experience variability in the timing of capital sales in China.
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
We started participating in the Medical Device Single Audit Program (“MDSAP”), which allows an MDSAP-recognized auditing organization to conduct a single regulatory audit of a medical device manufacturer that evaluates the Company’s quality system to confirm compliance with the requirements of multiple regulatory jurisdictions including the US, Japan, Brazil, Australia, and Canada. The information will be shared and reviewed amongst all the regulatory authorities in the MDSAP who may or may not determine that additional information or auditing is required.
Our Sunnyvale, California facility is licensed by the State of California to manufacture medical devices. We have been subject to periodic inspections by the California Department of Health Services Food and Drug Branch and, if we are unable to maintain this license following any future inspections, we will be unable to manufacture or ship some products, which would have a material adverse effect on our results of operations. In 2012 the State of California announced suspension of routine inspections but this policy could be modified or inspections could be resumed for specific circumstances. In addition, both our Sunnyvale, California and Mexicali, Mexico facilities are subject to periodic inspections by other regulatory bodies, including third-party auditors on behalf of national regulatory authorities. Compliance with multiple regulatory standards is complex, difficult and costly to maintain, and material deficiencies could result in significant limitations on our ability to manufacture, transport, and sell our products in one or more countries.
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
OUR PRODUCTS RELY ON LICENSES FROM THIRD PARTIES, WHICH MAY NOT BE AVAILABLE TO US ON COMMERCIALLY REASONABLE TERMS OR AT ALL. IF WE LOSE ACCESS TO THESE TECHNOLOGIES, OUR REVENUES COULD DECLINE.
We rely on technology that we license from others, including technology that is integral to our products. There is no assurance that we can obtain licenses on acceptable terms or at all. The license agreements we have entered into with several industry partners may be terminated for breach. If any of these agreements are terminated, we may be unable to reacquire the necessary license on satisfactory terms, or at all. The failure to obtain or maintain the licenses could prevent or delay further development or commercialization of our products, which may have a material adverse effect on our business, financial condition, results of operations, or cash flows.
RISKS RELATING TO OUR TRADING MARKETS
OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS’ OR INVESTORS’ EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.
Due to the nascent nature of our industry, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven, and we may be unable to maintain or grow our revenue. Our products typically have lengthy sales cycles. In addition, our costs may be higher than we anticipated. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations may be materially adversely affected. Further, future revenue from sales of our products is difficult to forecast because the market for new surgical technologies is still evolving. Our results of operations will depend upon numerous factors, including:

•	the extent to which our products achieve and maintain market acceptance;

•	actions relating to regulatory matters;

•	our timing and ability to develop our manufacturing and sales and marketing capabilities;

•	demand for our products;

•	the size and timing of particular sales and any collection delays related to those sales;

•	product quality and supply problems;

•	the progress of surgical training in the use of our products;

•	our ability to develop, introduce, and market new or enhanced versions of our products on a timely basis;

•	third-party payor reimbursement policies;

•	our ability to protect our proprietary rights and defend against third-party challenges;

•	our ability to license additional intellectual property rights; and

•	the progress and results of clinical trials.
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
OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.
The market price of our common stock has experienced fluctuations and may fluctuate significantly in the future. For example, during fiscal 2016, it reached a high of $241.61 and a low of $169.09; during fiscal 2017, it reached a high of $403.70 and a low of $209.83; and during fiscal 2018, it reached a high of $574.74 and a low of $375.25. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	variations in operating results and financial guidance;

•	introduction or abandonment of new technologies or products;

•	regulatory approvals and enforcement actions;

•	changes in product pricing policies;

•	changes in earnings estimates or recommendations by analysts;

•	changes in accounting policies;

•	economic changes and overall market volatility;

•	litigation;

•	media coverage, whether accurate or inaccurate, fair or misleading;

•	political uncertainties;

•	short sales on shares of our common stock, or other activities by short sellers; and

•	our stock repurchase program.
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
As of December 31, 2018, we own approximately 930,000 square feet of space on 84 acres of land in Sunnyvale, California, where we house our principal headquarters, research and development, service and support functions, and certain of our manufacturing operations.
Outside of Sunnyvale, California, we own facilities in other U.S. locations that are used for sales and training as well as manufacturing. We also lease approximately 435,000 square feet of engineering and warehousing space at various locations in the U.S. Outside of the U.S., we own properties in Mexicali, Mexico, primarily for manufacturing operations, and Aubonne, Switzerland, primarily for our international headquarters. In China, our Joint Venture leases facilities for research and development, manufacturing, and sales operations. In addition, we lease various international facilities for sales and other operations.

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
As of January 18, 2019, there were 178 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
DIVIDENDS
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table contains information as of December 31, 2018, for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,398,420	$203.84	5,670,804
Equity compensation plans not approved by security holders	765,282	$179.28	102,228
Total	6,163,702	$200.79	5,773,032
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
Since March 2009, we have had an active stock repurchase program. As of December 31, 2018, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $6.2 billion for stock repurchases, of which the previous authorization occurred in December 2016 when the Board increased the authorized amount available under our share repurchase program to $3.0 billion. The remaining amount available to repurchase shares under the authorized repurchase program was $717.5 million as of December 31, 2018. The authorized stock repurchase program does not have an expiration date. During the year ended December 31, 2018, we did not repurchase any of our stock.
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2013, and December 31, 2018, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the S&P Healthcare Index, and (iii) the S&P 500 Index over the same period. This graph assumes the investment of $100.00 on December 31, 2013 in our common stock, the Nasdaq Composite Index, the S&P Healthcare Index, and the S&P 500 Index, and assumes the re-investment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE, NASDAQ COMPOSITE, S&P HEALTH CARE INDEX, AND S&P 500 INDEX

	December 31,
	2013	2014	2015	2016	2017	2018
Intuitive Surgical, Inc.	$100.00	$137.72	$142.20	$165.11	$285.05	$374.08
Nasdaq Composite	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
S&P 500 Healthcare Index	$100.00	$125.34	$133.97	$145.37	$177.47	$188.94
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

	Fiscal Year (1)
	2018	2017 (2)	2016	2015	2014

	(In millions, except per share amounts and headcount)
Revenue	$3,724.2	$3,138.2	$2,706.5	$2,384.4	$2,131.7
Gross profit	$2,604.1	$2,202.0	$1,892.9	$1,577.9	$1,413.8
Net income attributable to Intuitive Surgical, Inc.	$1,127.9	$670.9	$738.3	$588.8	$418.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$9.92	$6.01	$6.43	$5.29	$3.78
Diluted	$9.49	$5.77	$6.26	$5.18	$3.70
Shares used in computing basic and diluted net income per share:
Basic	113.7	111.7	114.9	111.3	110.7
Diluted	118.8	116.3	117.9	113.7	113.1
Cash, cash equivalents, and investments	$4,834.4	$3,846.5	$4,837.9	$3,347.8	$2,497.0
Total assets	$7,846.7	$5,776.8	$6,521.4	$4,907.3	$3,959.4
Other long-term liabilities	$338.6	$333.6	$112.1	$95.9	$78.8
Stockholders’ equity	$6,687.5	$4,780.4	$5,820.1	$4,319.5	$3,379.4
Total headcount	5,527	4,444	3,755	3,211	2,978

(1)	Fiscal years 2015 and 2014 do not reflect the impact of the adoption of the new revenue accounting standard in fiscal year 2018.

(2)	Reflects amounts recorded for the enactment of the 2017 Tax Act.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Da Vinci Surgical Systems enable surgeons to extend the benefits of MIS to many patients who would otherwise undergo a more invasive surgery by using computational, robotic and imaging technologies to overcome many of the limitations of traditional open surgery or conventional MIS. Surgeons using a da Vinci Surgical System operate while seated comfortably at a console viewing a 3D high definition image of the surgical field. This immersive console connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to open surgical technique. Our technology is designed to provide surgeons with a range of articulation of the surgical instruments used in the surgical field analogous to the motions of a human wrist, while filtering out the tremor inherent in a surgeon’s hand. In designing our products, we focus on making our technology easy and safe to use.
Our products fall into five broad categories: da Vinci Surgical Systems, da Vinci instruments, da Vinci Stapling, da Vinci Energy, and da Vinci Vision, including Firefly Fluorescence imaging systems (“Firefly”), and da Vinci Endoscopes. We also provide a comprehensive suite of services, training, and education programs. Within our integrated ecosystem, our products are designed to decrease variability in surgery by offering dependable, consistent functionality and user experiences for surgeons seeking better outcomes. We take a holistic ‘systems’ approach to offer intelligent technology and systems designed to work together to make MIS intervention more available and applicable.
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System, commercialized in 2014. We have extended our fourth generation platform, by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017 and the da Vinci SP Surgical System in the third quarter of 2018. We are early in the launch of our da Vinci SP Surgical System and placed 15 da Vinci SP systems in 2018. Our rollout of the da Vinci SP Surgical System will be measured, putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received clearances for the da Vinci SP Surgical System for urological surgical procedures in the U.S. and South Korea as well as some other procedure types in South Korea. We plan to seek U.S. FDA clearances for additional indications for da Vinci SP over time. The success of the da Vinci SP product is dependent on positive experiences and improved clinical outcomes for the procedures it has been cleared for and as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We offer over 80 different multi-port da Vinci instruments to provide surgeons’ flexibility in choosing the types of tools needed to perform a particular surgery. These multi-port instruments are generally robotically controlled and provide end effectors (tips) that are similar to those used in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci Si, da Vinci Xi, and da Vinci X platforms, including the da Vinci Vessel Sealer Extend and da Vinci Stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. Da Vinci X and da Vinci Xi Surgical Systems use instruments that are compatible with both X and Xi systems whereas the da Vinci Si Surgical System uses instruments that are not compatible with X or Xi systems. Initially we are offering nine core instruments on our da Vinci SP Surgical System. We plan to expand the SP instrument offering over time.
We offer Single-Site instruments for use with the da Vinci Si, da Vinci Xi, and da Vinci X Surgical Systems. Single-Site instruments are most commonly used in cholecystectomy and hysterectomy procedures. Single-Site instruments are designed to enable surgeons to perform surgery through a single port via the patient’s umbilicus, resulting in the potential for significantly reduced scarring.
Training technologies include our da Vinci Skills Simulator, da Vinci Connect remote case observation and mentoring tool, and our dual console for use in surgeon proctoring and collaborative surgery.
Business Model
Overview
We generate revenue from placements of da Vinci Surgical Systems in sale or sales-type lease arrangements where revenue is recognized up-front or in operating lease transactions where revenue is recognized over time. We earn recurring revenue from sales of instruments, accessories, and service, as well as the revenue from operating leases. The da Vinci Surgical System generally sells for approximately between $0.5 million and $2.5 million, depending upon the model, configuration and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We earn between approximately $700 to $3,500 of instrument and accessory revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. We typically enter into service contracts at the time systems are sold at an annual fee of approximately $80,000 to $190,000, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
We adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, using the full retrospective method. The financial results for 2016 and 2017 have been restated to reflect this adoption. The adoption did not have a material impact on revenue recognized for the periods presented in our Financial Statements. Refer to “Note 2. Summary of Significant Accounting Policies” within Part II, Item 8 of this Form 10-K for further information on the impact of adopting ASC 606.
Recurring Revenue
Recurring revenue consists of instrument and accessory revenue, service revenue, and operating lease revenue. Recurring revenue increased to $2.6 billion, or 71% of total revenue in 2018, compared with $2.2 billion, or 71% of total revenue in 2017, and $1.9 billion, or 71% of total revenue in 2016.
Instrument and accessory revenue has grown at a faster rate than system revenue over time. Instrument and accessory revenue increased to $2.0 billion in 2018, compared with $1.6 billion in 2017 and $1.4 billion in 2016. The growth of instrument and accessory revenue largely reflects continued procedure adoption.
Service revenue growth has been driven by the growth of the base of installed da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems grew 13% to approximately 4,986 at December 31, 2018; 13% to approximately 4,409 at December 31, 2017; and 9% to approximately 3,919 at December 31, 2016. Service revenue grew 11% to $635.1 million in 2018; 12% to $572.9 million in 2017; and 10% to $510.7 million in 2016.
Operating lease revenue has grown as a larger proportion of systems shipped are under operating lease arrangements. In the years ended December 31, 2018, 2017, and 2016, a total of 229, 108, and 62 of system placements were classified as operating leases, respectively. Revenue from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon system usage. Operating lease revenue for the years ended December 31, 2018, 2017, and 2016, was $51.4 million, $25.9 million and $16.6 million, respectively. As of December 31, 2018, a total of 350 da Vinci Surgical Systems were installed at customers under operating lease arrangements.
Intuitive Surgical da Vinci System Leasing
Since 2013, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire da Vinci Surgical Systems and expand robotic-assisted surgery availability while leveraging our balance sheet. These leases generally have commercially competitive terms as compared with other third-party entities that offer equipment leasing. We include both operating and sales-type leases in our system shipment and installed base disclosures. We exclude operating leases from our system average selling price (“ASP”) computations.
In the years ended December 31, 2018, 2017, and 2016, we shipped 272, 139, and 95 systems under lease arrangements, respectively, of which 229, 108, and 62 were classified as operating leases, respectively. Generally, the operating lease arrangements provide our customers with the right to purchase the leased system at some point during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $48.8 million, $39.5 million, and $38.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. We expect that revenue recognized from customer exercises of the buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options. We believe our leasing program has been effective and well-received, and we are willing to expand it based on customer demand, including alternative structures such as usage-based payment models. Our da Vinci system leasing provides customers with flexibility regarding how they acquire da Vinci Surgical Systems. Generally, lease transactions generate similar gross margins as our sale transactions. Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty, or other customer-specific factors. Also, usage-based leases generally contain no minimum lease payments; therefore, customers may exit such leases without paying a financial penalty to us.
Systems Revenue
System placements are driven by procedure growth in most markets. In geographies where da Vinci procedure adoption is in an early stage, system sales will precede procedure growth. System placements also vary due to seasonality largely aligned with hospital budgeting cycles. We typically place a higher proportion of annual system placements in the fourth quarter and a lower proportion in the first quarter as budgets are reset. System revenue grew 21% to $1,127.1 million in 2018; 16% to $928.4 million in 2017; and 11% to $800.0 million in 2016. System revenue is also affected by the proportion of systems placed that are under operating lease arrangements, recurring operating lease revenue, operating lease buyouts, product mix, ASPs, and trade-in activities.
Procedure Mix / Products
Our da Vinci Surgical Systems are generally used for soft tissue surgery for areas of the body between the pelvis and the neck, primarily in general surgery, gynecologic surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. Within these categories, procedures range in complexity from cancer and other highly complex procedures to less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions across the spectrum of procedure complexity. Our fully featured da Vinci Xi Surgical System with advanced instruments, including the EndoWrist Vessel Sealer, EndoWrist Stapler products, and our Integrated Table Motion product target the more complex procedure segment. Our da Vinci X Surgical System and Single-Site instruments are targeted towards price sensitive markets and procedures.
Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably benign hysterectomies, hernia repairs, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality in the U.S. for these procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods.
Distribution Channels
We provide our products through direct sales organizations in the U.S., Europe (excluding Spain, Portugal, Italy, Greece, most Eastern European countries), Japan, South Korea, India, and Taiwan. In May and December 2018, we began direct operations in India and Taiwan, respectively. In the remainder of our OUS markets, we provide our products through distributors. Chindex, a subsidiary of Fosun Pharma, has been our distribution partner for da Vinci Surgical Systems in China. In January 2019, the Joint Venture acquired certain assets related to the distribution business of Chindex and began direct operations for da Vinci products and services in China.
Regulatory Activities
Clearances and Approvals
We have obtained the clearances required to market our multi-port products associated with all of our da Vinci Surgical Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, and the European markets in which we operate.
In December 2018, we received clearance for our da Vinci Xi Surgical System in China. The Xi clearance does not include advanced energy, stapling, or wireless table motion products which attach to the Xi system. Separate clearances are required for each of these products by China National Medical Products Administration (“NMPA”).
In May 2018, we obtained U.S. FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. We also received regulatory clearance for the da Vinci SP Surgical System in South Korea in May 2018. We plan to launch the da Vinci SP Surgical System in a measured fashion and placed 15 da Vinci SP systems with customers in 2018.
In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. The government will allow the sale of 154 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. Sales of da Vinci Surgical Systems under the quote are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
In July 2018, we received U.S. FDA clearance to market SureForm 60, our da Vinci EndoWrist 60mm Stapler. In January 2019, we received U.S. FDA clearance to market SureForm 45 (see the description of the SureForm 45 and 60 Staplers in the New Product Introductions section below).
In April 2018, we received U.S. FDA clearance for our Vessel Sealer Extend (see the description of the da Vinci Vessel Sealer Extend in the New Product Introductions section below).
In April 2017, we received CE mark clearance for our da Vinci X Surgical System in Europe. Following the CE mark, in May 2017, we received U.S. FDA clearance to market our da Vinci X Surgical System in the U.S. We received regulatory clearance for the da Vinci X Surgical System in South Korea and Japan in September 2017 and April 2018, respectively (see the description of the da Vinci X Surgical System in the New Product Introductions section below). Regulatory clearances for the da Vinci X Surgical System may be received in other markets over time.
The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of even numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data/economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for da Vinci Prostatectomy (“dVP”) and partial nephrectomy, respectively. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy and hysterectomy, for both malignant and benign conditions. These additional 12 reimbursed procedures have varying levels of conventional, laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or, that the adoption pace for these procedures will be similar to any other da Vinci procedure. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursements for additional procedures, then the demand for our products in Japan could be limited.
In the third quarter of 2018, we filed for U.S. FDA clearance of our Ion endoluminal system for obtaining lung biopsies (see the description of the Ion endoluminal system in the New Product Introductions section below). There can be no assurance that we will receive U.S. FDA clearance for this product.
Recalls and Corrections
Medical device companies have regulatory obligations to correct or remove medical devices in the field that could pose a risk to health. The definition of “recalls and corrections” is expansive and includes repair, replacement, inspections, relabeling, and issuance of new or additional instructions for use or reinforcement of existing instructions for use and training when such actions are taken for specific reasons of safety or compliance. These field actions require stringent documentation, reporting, and monitoring worldwide. There are other actions a medical device manufacturer may take in the field without reporting including, but not limited to, routine servicing and stock rotations.
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

Procedures
We model patient value as equal to procedure efficacy / invasiveness. In this equation procedure efficacy is defined as a measure of the success of the surgery in resolving the underlying disease and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer robotic-assisted surgery with the da Vinci Surgical System. Adoption of da Vinci procedures occurs procedure by procedure, market by market, and is driven by the relative patient value and total treatment costs of da Vinci procedures as compared with alternative treatment options for the same disease state or condition.
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
The adoption of robotic-assisted surgery using the da Vinci Surgical System has the potential to grow for those procedures that offer greater patient value than non-da Vinci alternatives and competitive total economics for healthcare providers. Our da Vinci Surgical Systems are used primarily in general surgery, gynecologic surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. We focus our organization and investments on developing, marketing, and training products and services for procedures in which da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in general surgery include hernia repair (both ventral and inguinal) and colorectal procedures. Target procedures in gynecology include da Vinci hysterectomy (“dVH”), for both cancer and benign conditions, and sacrocolpopexy. Target procedures in urology include prostatectomy (“dVP”) and partial nephrectomy. In cardiothoracic surgery, target procedures include da Vinci lobectomy and da Vinci mitral valve repair. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
In 2018, approximately 1,037,000 surgical procedures were performed with the da Vinci Surgical Systems, compared with approximately 877,000 and 753,000 procedures performed in 2017 and 2016, respectively. The growth in our overall procedure volume in 2018 was driven by growth in U.S. general surgery procedures and worldwide urologic procedures.
U.S. Procedures
Overall U.S. procedure volume grew to approximately 753,000 in 2018, compared with approximately 644,000 in 2017, and approximately 563,000 in 2016. General surgery was our largest and fastest growing U.S. specialty in 2018 with procedure volume that grew to approximately 325,000 in 2018, compared with approximately 246,000 in 2017 and 186,000 in 2016. Gynecology was our second largest U.S. surgical specialty in 2018 with procedure volume of approximately 265,000 in 2018, compared with 252,000 in 2017 and 246,000 in 2016. U.S. urology procedure volume was approximately 128,000 in 2018, compared with approximately 118,000 in 2017 and 109,000 in 2016.
Procedures Outside of the U.S.
Overall OUS procedures grew to approximately 284,000 in 2018, compared with approximately 233,000 in 2017 and approximately 190,000 in 2016. Procedure growth in most OUS markets was driven largely by urology procedure volume, which grew to approximately 175,000 in 2018, compared with approximately 149,000 in 2017 and approximately 124,000 in 2016. General surgery and gynecologic oncology procedures also contributed to OUS procedure growth.
Recent Business Events and Trends
Procedures
Overall. During the year ended December 31, 2018, total da Vinci procedures grew approximately 18% compared with 16% for the year ended December 31, 2017. U.S. procedure growth during the year ended December 31, 2018, was approximately 17% compared with approximately 14% for the year ended December 31, 2017. The higher 2018 U.S. procedure growth was largely attributable to growth in general surgery procedures (most notably hernia repair, colorectal, cholecystectomy, and bariatric procedures) and thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories.

Procedure volume OUS for the year ended December 31, 2018, grew approximately 22% compared with approximately 23% growth for the year ended December 31, 2017, driven by continued growth in dVP procedures and earlier stage growth in general surgery, gynecology, and kidney cancer procedures. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures. The growth rate for 2018 was lower than the growth rate in the previous year primarily due to lower procedure growth in China. Procedure growth in China moderated as da Vinci system capacity expansion was constrained by system quota requirements, as the previous quota expired at the end of 2015 and the most recent quota was not issued until the fourth quarter of 2018 (see discussion of the China quota below under “OUS Procedures”).
U.S. General Surgery. In 2018, general surgery was our largest and fastest growing specialty in the U.S. with procedure volume that grew to approximately 325,000 in 2018, compared with approximately 246,000 in 2017, and 186,000 in 2016. Ventral and inguinal hernia, combined, contributed to the most incremental growth in U.S. general surgery procedures in 2018 and 2017. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in complexity among hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
Adoption of da Vinci for colorectal procedures, which encompasses several underlying procedures including low anterior resections for rectal cancers and certain colon procedures for benign and cancerous conditions, has been ongoing for several years. This adoption is supported by our recently launched technologies such as the da Vinci Xi Surgical System, EndoWrist Stapler products, EndoWrist Vessel Sealer, and Integrated Table Motion.
During 2018, we have seen increasing contributions to growth from other U.S. general surgery procedures, including cholecystectomy and bariatric procedures. Our third quarter 2018 introduction of the SureForm 60mm stapler product optimizes our robotic tool set for bariatric procedures. We introduced the SureForm 60mm stapler at a measured pace during the second half of 2018 and we intend to broaden availability in 2019.
U.S. Gynecology. In 2018, U.S. gynecology grew mid-single digits compared to 2017. Procedure volume was approximately 265,000 in 2018, compared with 252,000 in 2017 and 246,000 in 2016. Combining robotic, laparoscopic, and vaginal approaches, MIS represents approximately 80% of the U.S. hysterectomy market for benign conditions. We believe that our growth in gynecologic procedures over the past several years has primarily been driven by consolidation of gynecologic procedures into higher volume surgeons that focus on cancer and complex surgeries.
Global Urology. Along with U.S. general surgery, global urology procedures drove our recent procedure growth. In the U.S., dVP is the largest urology procedure. 2018 growth in U.S. dVP procedures moderated slightly compared with 2017. We believe our growth in U.S. dVP procedures is largely aligned with overall prostate cancer surgical volumes as dVP is a highly penetrated procedure. DVP is the largest overall OUS procedure. 2018 growth in OUS dVP was consistent with growth in 2017. Adoption of dVP is at varying stages in our OUS markets.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the presence of a da Vinci system in a hospital or market increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which typically conforms to surgical society guideline recommendations.

OUS Procedures. The 2018 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. In China, we have experienced strong procedure utilization on systems sold under the previous public hospital quota. In 2018, procedure growth in China moderated as the previous quota expired at the end of 2015 and the 38 systems shipped under that quota reached high levels of utilization. In October 2018, the China National Health Commission announced a new quota to allow the sale of 154 new surgical robots into China through 2020, which could include da Vinci Surgical Systems. This quota applies to the da Vinci Si and recently approved Xi Surgical Systems (refer to the previous discussion in the “Clearances and Approvals” section), as well as competitors’ products when and if cleared by NMPA. Sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals. In Japan, we have experienced strong procedure growth since receiving national reimbursements for dVP and partial nephrectomy. However, as adoption for these procedures has progressed towards higher levels of penetration, growth in these two urologic procedures has moderated. Reimbursement for dVP and partial nephrectomy were set at a premium to reimbursements for open procedures, which was the dominant treatment modality. A total of 12 additional da Vinci procedures were granted national reimbursements status effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy and hysterectomy, for both malignant and benign conditions. Procedure growth has accelerated in Japan since the new reimbursements became effective. However, these additional 12 procedures have reimbursement rates equal to conventional laparoscopic procedures, which are the dominant surgical approaches. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to other da Vinci procedures. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursement for additional procedures, then the demand for our products in Japan could be limited.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including hospital response to the evolving health care environment under the current U.S. administration, procedure growth rates, hospital consolidation trends, evolving system utilization and point of care dynamics, capital replacement trends, additional reimbursements in various global markets, including Japan, the timing around governmental tenders and authorizations, including China, the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments, market response as well as other economic and geopolitical factors. Market acceptance of our recently launched da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements. Demand may also be impacted by robotic surgery competition, including from companies that have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field including, but not limited to: Auris Health, Inc.; Avatera Medical GmbH; CMR Surgical Limited; Johnson & Johnson and Google Inc. and their joint venture, Verb Surgical Inc.; Medicaroid Inc.; MedRobotics Corp.; Medtronic PLC.; meerecompany Inc.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical, Inc.; TransEnterix, Inc.; and Wego Holding Co., Ltd.
New Product Introductions
Ion endoluminal system. In the third quarter of 2018, we filed for U.S. FDA clearance of our Ion endoluminal system for obtaining lung biopsies. Ion is our new flexible robotic-assisted catheter-based platform, designed to navigate through very small airways to reach peripheral nodes for biopsies. There can be no assurance that we will receive the clearance we are seeking.
Da Vinci SP Surgical System. In May 2018, we obtained U.S. FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. The da Vinci SP system includes three, multi-jointed, wristed instruments and the first da Vinci fully wristed 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces. The system enables flexible port placement and broad internal and external range of motion (e.g. 360-degrees of anatomical access) through the single SP arm. Surgeons control the fully articulating instruments and the camera on the da Vinci SP system, which uses the same fourth generation surgeon console as the da Vinci X and Xi systems. The da Vinci SP system provides surgeons with robotic-assisted technology designed for deep and narrow access to tissue in the body. We anticipate pursuing further regulatory clearances for the da Vinci SP, including transoral and colorectal applications, broadening the applicability of the SP platform over time. We plan to launch the da Vinci SP Surgical System in a measured fashion, having shipped 15 SP Surgical Systems to customers during 2018.
Da Vinci X Surgical System. In May 2017, we launched a new da Vinci model, the da Vinci X, in the U.S. The da Vinci X system provides surgeons and hospitals with access to some of the most advanced fourth generation da Vinci surgery technology at a lower cost. The da Vinci X uses the same vision cart and surgeon console that are found on our flagship product, the da Vinci Xi system. For new customers, the da Vinci X System provides a cost effective capital entry point while providing a pathway for upgrading to other fourth generation systems. Existing customers may negotiate to trade in their older da Vinci systems in order to standardize their robotics programs onto the fourth generation platform, and choosing which system model by considering clinical and economic factors.

The da Vinci X enables optimized, focused-quadrant surgery including procedures like prostatectomy, hernia repair, and benign hysterectomy, among others. The system features flexible port placement and 3D digital optics, while incorporating the same advanced instruments and accessories as the da Vinci Xi. The new system drives operational efficiencies through set-up technology that uses voice and laser guidance, drape design that simplifies surgery preparations, and a lightweight, fully integrated endoscope.
SureForm 60 and SureForm 45 Staplers. In July 2018, we received U.S. FDA clearance in the U.S. for SureForm 60 instrument with White, Blue, Green, and Black 60mm reloads. In January 2019, we received U.S. FDA clearance in the U.S. for SureForm 45 instrument with White, Blue, Green, and Black 45mm reloads. The SureForm 60 and SureForm 45 are single-use, fully wristed, stapling instruments intended for resection, transection, and/or creation of anastomoses. The SureForm 60 has particular utility in bariatric procedures, while the SureForm 45 has particular utility in colorectal procedures. SureForm 60 and SureForm 45 broaden our existing stapler product line, which also includes EndoWrist Stapler 45 with White, Blue, and Green, 45mm reloads and EndoWrist 30 with White, Blue, Green, and Gray 30mm reloads. Not all reloads or staplers are available for use on all systems or in all countries.
Da Vinci Vessel Sealer Extend. In April 2018, we received U.S. FDA clearance for da Vinci Vessel Sealer Extend, our newest instrument in the Vessel Sealing family of products. Da Vinci Vessel Sealer Extend is a single-use, fully wristed bipolar electrosurgical instrument compatible with our fourth generation multiport systems. It is intended for grasping and blunt dissection of tissue and for bipolar coagulation and mechanical transection of vessels up to 7mm in diameter and tissue bundles that fit in the jaws of the instrument.
Intuitive Surgical-Fosun Joint Venture
In September 2016, we agreed to establish the Joint Venture to research, develop, manufacture, and sell robotic-assisted catheter-based medical devices. The catheter-based technology will initially target early diagnosis and cost-effective treatment of lung cancer, one of the most commonly diagnosed forms of cancer in the world. The technology will be used in robotic-assisted medical devices based on catheters and incorporates proprietary intellectual property developed or owned by us. Distribution of catheter-based medical devices in China will be conducted by the Joint Venture, while distribution outside of China will be conducted by us. The Joint Venture is located in China. In January 2019, the Joint Venture acquired these distribution rights along with certain other assets related to the distribution business of Chindex, a wholly-owned subsidiary of Fosun Pharma, and began direct operations for da Vinci products and services in China. The Joint Venture is owned 60% by us and 40% by Fosun Pharma. As of December 31, 2018, the companies have contributed $30 million of up to $100 million stipulated by the joint venture agreement. In 2018, the net loss attributable to the noncontrolling interest in the joint venture was $2.9 million.
We do not expect the Joint Venture to generate revenue in 2019 related to the sale of robotic-assisted catheter-based medical devices. There can be no assurance that we and the Joint Venture can successfully complete the development of the robotic-assisted catheter-based medical devices; or that we and the Joint Venture will successfully commercialize such products. There can also be no assurance that the Joint Venture will not require additional contributions to fund its business; that the Joint Venture will become profitable; or that the acquired Chindex assets will be successfully integrated and the expected benefits realized.
2018 Operational and Financial Highlights

•	Total revenue increased by 19% to $3.7 billion for the year ended December 31, 2018, compared with $3.1 billion for the year ended December 31, 2017.

•
Approximately 1,037,000 da Vinci procedures were performed during the year ended December 31, 2018, an increase of approximately 18% compared with approximately 877,000 for the year ended December 31, 2017.

•	Instrument and accessory revenue increased by 20% to $2.0 billion for the year ended December 31, 2018, compared with $1.6 billion for the year ended December 31, 2017.

•
Systems revenue increased by 21% to $1,127.1 million for the year ended December 31, 2018, compared with $928.4 million for the year ended December 31, 2017. A total of 926 da Vinci Surgical Systems were shipped for the year ended December 31, 2018, compared with 684 for the year ended December 31, 2017.

•	As of December 31, 2018, we had a da Vinci Surgical System installed base of approximately 4,986 systems, an increase of approximately 13% compared with the installed base as of December 31, 2017.

•
Gross profit as a percentage of revenue decreased to 69.9% for the year ended December 31, 2018, compared with 70.2% for the year ended December 31, 2017. Lower gross profit in 2018 is primarily attributable to lower service margins.

•
Operating income increased by 13% to $1,199.4 million for the year ended December 31, 2018, compared with $1,062.9 million for the year ended December 31, 2017. Operating income included $262.6 million and $209.9 million of share-based compensation expense related to employee stock plans for the years ended December 31, 2018, and 2017, respectively. Operating income for the years ended December 31, 2018, and 2017, also included pre-tax net litigation charges of $45.2 million and $25.3 million, respectively. Operating income for the year ended December 31, 2018, included $25.2 million of expense related to a contribution made to the Intuitive Foundation.

•
As of December 31, 2018, we had $4.8 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $987.9 million compared with December 31, 2017, primarily as a result of cash generated from operating activities.

•
In August 2018, we filed for U.S. FDA clearance of the Ion endoluminal system, our new flexible robotic-assisted catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies.

Results of Operations
We adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, using the full retrospective method. The 2017 and 2016 financial results presented below have been restated to reflect this adoption. Refer to “Note 2. Summary of Significant Accounting Policies” within Part II, Item 8 of this Form 10-K for further information on the impact of adopting ASC 606.
The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions, except percentages):

	Years Ended December 31,
	2018	% of total revenue	2017	% of total revenue	2016	% of total revenue
Revenue:
Product	$3,089.1	83%	$2,565.3	82%	$2,195.8	81%
Service	635.1	17%	572.9	18%	510.7	19%
Total revenue	3,724.2	100%	3,138.2	100%	2,706.5	100%
Cost of revenue:
Product	906.2	24%	756.3	24%	662.6	24%
Service	213.9	6%	179.9	6%	151.0	6%
Total cost of revenue	1,120.1	30%	936.2	30%	813.6	30%
Product gross profit	2,182.9	59%	1,809.0	58%	1,533.2	57%
Service gross profit	421.2	11%	393.0	12%	359.7	13%
Gross profit	2,604.1	70%	2,202.0	70%	1,892.9	70%
Operating expenses:
Selling, general and administrative	986.6	27%	810.5	26%	703.6	26%
Research and development	418.1	11%	328.6	10%	239.6	9%
Total operating expenses	1,404.7	38%	1,139.1	36%	943.2	35%
Income from operations	1,199.4	32%	1,062.9	34%	949.7	35%
Interest and other income, net	80.1	2%	41.9	1%	35.6	1%
Income before taxes	1,279.5	34%	1,104.8	35%	985.3	36%
Income tax expense	154.5	4%	433.9	14%	247.0	9%
Net income	1,125.0	30%	670.9	21%	738.3	27%
Less: net loss attributable to noncontrolling interest in joint venture	(2.9)	—%	—	—%	—	—%
Net income attributable to Intuitive Surgical, Inc.	$1,127.9	30%	$670.9	21%	$738.3	27%
Total Revenue
Total revenue increased by 19% to $3.7 billion for the year ended December 31, 2018, compared with $3.1 billion for the year ended December 31, 2017. Total revenue for the year ended December 31, 2017, increased by 16% compared with $2.7 billion for the year ended December 31, 2016. The increase in total revenue for the year ended December 31, 2018, reflects 20% higher instrument and accessory revenue driven by approximately 18% higher procedure volume, 21% higher systems revenue, and 11% higher service revenue. The increase in total revenue for the year ended December 31, 2017, reflects 17% higher instrument and accessory revenue driven by approximately 16% higher procedure volume, 16% higher systems revenue, and 12% higher service revenue.

Revenue denominated in foreign currencies was approximately 20%, 17%, and 19% of total revenue for the years ended December 31, 2018, 2017, and 2016, respectively. We sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the year ended December 31, 2018, as compared with 2017, or for the year ended December 31, 2017, as compared with 2016.
Revenue generated in the U.S. accounted for 71%, 73%, and 72% of total revenue during the years ended December 31, 2018, 2017, and 2016, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to patients’ ability to choose their provider and method of treatment in the U.S., reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on our U.S. infrastructure. We have been investing in our business in the OUS market and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and da Vinci Surgical System unit shipments for the years ended December 31, 2018, 2017, and 2016, respectively (in millions, except percentages and unit shipments):

	Years Ended December 31,
	2018	2017	2016
Revenue
Instruments and accessories	$1,962.0	$1,636.9	$1,395.8
Systems	1,127.1	928.4	800.0
Total product revenue	3,089.1	2,565.3	2,195.8
Services	635.1	572.9	510.7
Total revenue	$3,724.2	$3,138.2	$2,706.5
United States	$2,633.5	$2,285.8	$1,956.4
OUS	1,090.7	852.4	750.1
Total revenue	$3,724.2	$3,138.2	$2,706.5
% of Revenue - U.S.	71%	73%	72%
% of Revenue - OUS	29%	27%	28%

Instruments and accessories	$1,962.0	$1,636.9	$1,395.8
Services	635.1	572.9	510.7
Operating lease	51.4	25.9	16.6
Total recurring revenue	$2,648.5	$2,235.7	$1,923.1
% of Total revenue	71%	71%	71%

Unit Shipments by Region:
U.S. unit shipments	581	417	338
OUS unit shipments	345	267	199
Total unit shipments*	926	684	537
*Systems shipped under operating leases (included in total unit shipments)	229	108	62

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins	277	163	156
Unit shipments not involving trade-ins	649	521	381
Product Revenue
2017-2018
Product revenue increased by 20% to $3.1 billion for the year ended December 31, 2018, compared with $2.6 billion for the year ended December 31, 2017.
Instrument and accessory revenue increased by 20% to $2.0 billion for the year ended December 31, 2018, compared with $1.6 billion for the year ended December 31, 2017. The increase in instrument and accessory revenue was driven by procedure growth of approximately 18% and higher sales of our advanced instruments, partially offset by procedure mix. U.S. procedure growth in 2018 was approximately 17% compared with 14% in 2017 and was driven by growth in general surgery procedures, most notably hernia repair and colorectal procedures; thoracic procedures; and a moderate growth in the more mature gynecologic and urologic procedure categories. OUS procedure growth in 2018 was approximately 22% compared with 23% in 2017. Key drivers for OUS procedure growth in both years reflected growth in dVP procedures and earlier stage growth in kidney cancer procedures, general surgery, and gynecology. Geographically, OUS procedure growth has been driven by procedure expansion in Japan, China, and South Korea. Procedure growth varied by country in our European market.
Systems revenue increased by 21% to $1,127.1 million for the year ended December 31, 2018, compared with $928.4 million for the year ended December 31, 2017. Higher systems revenue was primarily driven by higher system shipments, partly offset by a higher number of system placements under operating lease arrangements.
During 2018, a total of 926 systems were shipped compared with 684 systems in 2017. By geography, 581 systems were shipped into the U.S., 169 into Europe, 116 into Asia, and 60 into other markets, compared with 417 systems shipped into the U.S., 122 into Europe, 108 into Asia, and 37 into other markets in 2017. During 2018, 229 of the 926 systems were shipped under operating lease arrangements compared with 108 of 684 systems shipped during 2017. The increase in system shipments was primarily driven by procedure growth and the need for hospitals to expand or establish capacity. Higher 2018 capital replacement shipments also contributed to overall 2018 system growth as 277 of 926 systems placed in 2018 involved trade-ins of older models, compared to 163 of 684 systems in 2017.
Operating lease revenue was $51.4 million for the year ended December 31, 2018, compared with $25.9 million for the year ended December 31, 2017. Revenue from Lease Buyouts was $48.8 million for year ended December 31, 2018, compared with $39.5 million for the year ended December 31, 2017.
The ASP for da Vinci Surgical Systems sold, which excludes operating lease and lease buyout revenue, was approximately $1.45 million and $1.47 million for 2018 and 2017, respectively. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
2016-2017
Product revenue increased by 17% to $2.6 billion during the year ended December 31, 2017, from $2.2 billion during the year ended December 31, 2016.
Instrument and accessory revenue increased by 17% to $1.6 billion for the year ended December 31, 2017, compared with $1.4 billion for the year ended December 31, 2016. The increase in instrument and accessory revenue was driven by procedure growth of approximately 16% and higher sales of our advanced instruments, partially offset by customer efficiency gains and timing of orders. U.S. procedure growth in 2017 was approximately 14% compared with 13% in 2016 and was driven by growth in general surgery procedures, most notably hernia repair and colorectal procedures; thoracic procedures and a moderate growth in the more mature gynecologic and urologic procedure categories. OUS procedure growth was approximately 23% for 2017, compared with 24% for 2016, driven by continued growth in dVP procedures, earlier stage growth in kidney cancer procedures, general surgery, and gynecology. Geographically, OUS procedure growth for the year ended December 31, 2017, was driven by strong procedure expansion in Japan, China, and South Korea. Procedure growth varied by country in our European market.
Systems revenue increased by 16% to $928.4 million during the year ended December 31, 2017, compared with $800.0 million during the year ended December 31, 2016. Higher systems revenue was primarily driven by higher system shipments and partly offset by a higher number of system placements under operating lease arrangements and lower da Vinci Surgical System ASP.
During 2017, a total of 684 systems were shipped compared with 537 systems in 2016. By geography, 417 systems were shipped into the U.S., 108 into Asia, 122 to Europe, and 37 into other markets, compared with 338 systems shipped into the U.S., 96 into Asia, 79 into Europe, and 24 into other markets in 2016. During 2017, 108 of the 684 systems were shipped under operating lease arrangements compared with 62 of 537 systems shipped during 2016. The increase in system shipments was primarily driven by procedure growth and the need for hospitals to establish or expand capacity.
The ASP for da Vinci Surgical Systems sold, which excludes operating lease and lease buyout revenue, was approximately $1.47 million and $1.52 million for 2017 and 2016, respectively. The lower 2017 ASP was driven by a higher proportion of systems sales into price sensitive market segments. ASPs fluctuate period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 11% to $635.1 million for the year ended December 31, 2018, compared with $572.9 million for the year ended December 31, 2017. Service revenue increased by 12% to $572.9 million for the year ended December 31, 2017, compared with $510.7 million for the year ended December 31, 2016. Higher service revenue in 2018 and 2017 was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.

Gross Profit
Product gross profit increased by 21% for the year ended December 31, 2018, to $2.2 billion, representing 70.7% of product revenue, compared with $1.8 billion, representing 70.5% of product revenue, for the year ended December 31, 2017. The higher 2018 product gross profit was primarily driven by higher product revenue.
Product gross profit margin for the year ended December 31, 2018, was consistent with the year ended December 31, 2017, as higher costs associated with new product introductions were largely offset by manufacturing efficiencies and product cost reductions.
Product gross profit for the year ended December 31, 2017, increased by 18% to $1.8 billion, or 70.5% of product revenue, compared with $1.5 billion, or 69.8% of product revenue, for the year ended December 31, 2016. The slightly higher 2017 product gross profit was due to manufacturing efficiencies and product cost reductions on some of our newer products, partially offset by a $7.8 million litigation settlement charge related to a license and supply agreement recognized in cost of revenue during the first quarter of 2017, and a $7.1 million MDET refund in 2016. In December 2015, the Consolidated Appropriations Act, 2016 (the “Appropriations Act”) was signed into law. The Appropriations Act included a two-year moratorium on MDET such that medical device sales in 2016 and 2017 were exempt from the excise tax. New legislation was passed in January 2018 such that MDET will be delayed in until January 1, 2020.
Product gross profit for the year ended December 31, 2018, 2017, and 2016, included share-based compensation expense of $36.4 million, $28.1 million, and $25.2 million, respectively, and amortization expense of intangible assets of $6.1 million, $5.4 million, and $7.8 million, respectively.
Service gross profit for the year ended December 31, 2018, increased to $421.2 million, or 66.3% of service revenue, compared with $393.0 million, or 68.6% of service revenue, for the year ended December 31, 2017. The higher 2018 service gross profit was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, partially offset by lower service gross profit margin. The lower service gross profit margin for the year ended December 31, 2018 was driven by higher costs associated with the repair and replacement of da Vinci Xi/X endoscope products.
Service gross profit for the year ended December 31, 2017, increased to $393.0 million, or 68.6% of service revenue, compared with $359.7 million, or 70.4% of service revenue, for the year ended December 31, 2016. The higher 2017 service gross profit was driven by higher service revenue, reflecting a large installed base of da Vinci Surgical Systems, partially offset by lower service gross profit margin. The lower service gross profit margin for the year ended December 31, 2017, was primarily driven by higher costs associated with the repair of da Vinci Xi endoscope products.
Service gross profit for the years ended December 31, 2018, 2017, and 2016, included share-based compensation expense of $16.8 million, $14.0 million, and $12.4 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the year ended December 31, 2018, increased by 22% to $986.6 million, compared with $810.5 million for the year ended December 31, 2017. The higher selling, general and administrative expenses in 2018 were primarily associated with expansion of our Asian and European teams, infrastructure to support our growing operations, litigation charges, increased headcount in our U.S. commercial teams to support our growth, and the establishment of the Intuitive Foundation. In 2018, we made a charitable contribution of $25.2 million to establish the Intuitive Foundation, a section 501(c)(3) qualifying not-for-profit entity whose mission is to reduce the global burden of disease and suffering through research, education, and philanthropy aimed at better outcomes for patients around the globe.
Selling, general and administrative expenses included pre-tax litigation charges of $45.2 million and $17.5 million for the year ended December 31, 2018, and 2017, respectively. The litigation charge for the year ended December 31, 2018, was primarily related to the settlement of the Abrams class action lawsuit further described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8.
Selling, general and administrative expenses for the year ended December 31, 2017, increased by 15% to $810.5 million compared with $703.6 million for the year ended December 31, 2016. The increase was primarily due to higher variable compensation costs, higher OUS expenses associated with our expanded Asian and European teams, infrastructure to support our growth, higher headcount, and higher litigation charges. Selling, general and administrative expenses also included pre-tax litigation charges of $17.5 million and $12.1 million for the years ended December 31, 2017, and 2016 respectively.
Share-based compensation expense charged to selling, general and administrative expenses during the years ended December 31, 2018, 2017, and 2016, was $133.2 million, $111.8 million, and $97.4 million, respectively.

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the year ended December 31, 2018, increased by 27% to $418.1 million, compared with $328.6 million for the year ended December 31, 2017. The increase was primarily due to higher personnel and other project costs to support a broader set of product development initiatives, including our robotic-assisted catheter-based medical devices; advanced imaging and analytics; advanced instrumentation; future generations of robotics; and expenses related to licensed intellectual property.
Research and development expenses for the year ended December 31, 2017, increased by 37% to $328.6 million compared with $239.6 million for the year ended December 31, 2016. The increase was primarily due to higher personnel and other project costs to support a broader set of product development initiatives, including da Vinci platform products; da Vinci Single Port Surgical System; our robotic-assisted catheter-based medical devices; advanced imaging and analytics; advanced instrumentation; future generation of robotics; and expense related to licensed intellectual property.
Share-based compensation expense charged to research and development expense during the years ended December 31, 2018, 2017, and 2016, was $76.2 million, $56.0 million, and $43.0 million, respectively. Amortization expense related to intangible assets for the years ended December 31, 2018, 2017, and 2016, was $5.8 million, $7.5 million, and $10.4 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, was $80.1 million for the year ended December 31, 2018, compared with $41.9 million for 2017 and $35.6 million for 2016. The increase in interest and other income, net, for the year ended December 31, 2018, was primarily driven by higher interest rates and higher cash and investment balances. The increase in interest and other income, net, for the year ended December 31, 2017, was primarily driven by higher interest earned due to higher interest rates.
Income Tax Expense
Our income tax expense was $154.5 million, $433.9 million, and $247.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. The effective tax rate for 2018 was approximately 12.1% compared with 39.3% for 2017, and 25.1% for 2016. Our effective tax rate for 2018 differs from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits recognized for employee share-based compensation, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, federal research and development credit benefit, and the release of unrecognized tax benefits from expiration of statutes of limitations, partially offset by state income taxes (net of federal benefit) and U.S. tax on foreign earnings.
Our tax rate for 2017 reflected the effect of the below mentioned one-time discrete items associated with the enactment of the 2017 Tax Act. Besides the impact of the 2017 Tax Act, our tax rates for 2017 and 2016 differ from the U.S. federal statutory rate of 35% also due to the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate and reversal of certain unrecognized tax benefits, partially offset by state income taxes (net of federal benefit). Our 2018, 2017, and 2016 tax provision reflected tax benefits of $5.2 million, $62.4 million, and $15.8 million, respectively associated with the reversal of unrecognized tax benefits and interests resulting from expiration of statutes of limitations in multiple jurisdictions and certain audit settlements.
On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. Consistent with guidance issued by the Securities Exchange Commission (“SEC”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act, we estimated an income tax expense of $317.8 million related to the 2017 Tax Act, $270.2 million of which related to the one-time deemed repatriation toll charge (“Toll Tax”), and $47.6 million related to the re-measurement of our net deferred tax assets at the reduced U.S. federal statutory rate of 21%.
In December 2018, we completed our accounting for the effect of the 2017 Tax Act within the measurement period under the SEC guidance, and reflected a $0.5 million net increase in the 2018 income tax expense. We have adopted the approach of recording the consequences of the Global Intangible Low-Taxed Income provision of the 2017 Tax Act as period costs when incurred. In addition, we repatriated $1.6 billion of our cumulative undistributed foreign earnings back to the U.S. in June 2018 without any significant U.S. income tax consequences. We intend to repatriate earnings from our Swiss subsidiary as needed since the U.S.

and foreign tax implications of such repatriations are not expected to be significant. We will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries, which are not significant.
ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, changes how the tax effects of share-based awards are recognized and requires excess tax benefits and tax deficiencies associated with employee equity to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. Our 2018 and 2017 provisions for income taxes included excess tax benefits associated with employee equity plans of $116.2 million and $102.8 million, respectively, which reduced our effective tax rate by 9.1 and 9.3 percentage points, respectively, for the years ended December 31, 2018 and 2017. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP, and will result in increased income tax expense volatility.
Our 2007 Swiss tax holiday ended on December 31, 2017 and we received a new Swiss tax ruling for new business operations in Switzerland. The new tax ruling is effective for years 2018 through 2022, which will be extended for the next five years thereafter, to the extent certain terms and conditions continue to be met. The new ruling allows for a reduced cantonal tax rate based on various thresholds of investment, including the ownership, development, and use of non-U.S. intellectual property rights and employment in such jurisdiction. We currently do not expect that the change to the new ruling will materially impact our future annual Swiss income tax expense.
We file federal, state, and foreign income tax returns in many jurisdictions in the U.S. and abroad. Years prior to 2015 are considered closed for most significant jurisdictions. Certain of our unrecognized tax benefits could reverse based on the normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they reverse.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $1.0 billion to $4.8 billion as of December 31, 2018, from $3.8 billion as of December 31, 2017, primarily as a result of cash provided by our operations and employee stock option exercises. Cash and cash equivalents plus short- and long-term investments decreased by $1.0 billion to $3.8 billion as of December 31, 2017, from $4.8 billion as of December 31, 2016, primarily as a result of the $2.3 billion accelerated share buyback program executed and settled during 2017, partly offset by cash provided by our operations and employee stock option exercises. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
As of December 31, 2018, $225.8 million of our cash, cash equivalents, and investments were held by foreign subsidiaries, which decreased from $1.5 billion as of December 31, 2017, primarily due to the repatriation of $1.4 billion of foreign subsidiaries’ cash, cash equivalents, and investments in the second quarter of 2018. We intend to repatriate earnings from our Swiss subsidiary as needed since the U.S. and foreign tax implications of such repatriations are not expected to be significant. We will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries, which are not significant. We believe the cash provided by our operations will meet our liquidity needs for the foreseeable future.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Consolidated Cash Flow Data

	Years Ended December 31,
	2018	2017	2016
(in millions)
Net cash provided by (used in)
Operating activities	$1,169.6	$1,143.9	$1,087.0
Investing activities	(1,049.6)	378.7	(1,279.4)
Financing activities	126.3	(1,913.1)	514.4
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.1)	2.1	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$246.2	$(388.4)	$322.0
Operating Activities
For the year ended December 31, 2018, cash provided by our operating activities of $1,169.6 million exceeded our net income of $1,125.0 million due to non-cash charges and changes in operating assets and liabilities as outlined below:

1.
Our net income included non-cash charges: share-based compensation of $261.2 million; depreciation and loss on disposal of property, plant, and equipment of $108.6 million; deferred income taxes of $31.9 million; amortization of intangible assets of $14.2 million; amortization of contract acquisition asset of $10.6 million; and investment related non-cash charges of $1.8 million.

2.
Changes in operating assets and liabilities resulted in $383.7 million of cash used in operating activities during the year ended December 31, 2018. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses and other assets, accrued compensation and employee benefits, deferred revenue, and other accrued liabilities. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $279.0 million primarily due to more systems under operating lease arrangements and an increase in inventory to meet higher sales volumes and add safety stock to mitigate possible trade and supplier matters. Accounts receivable increased by $161.3 million primarily due to higher customer billings and timing of billings and collections. Prepaid expenses and other assets increased by $77.7 million. The unfavorable impact of these items on cash used by operating activities was partly offset by a $54.3 million increase in deferred revenue, a $37.1 million increase in other accrued liabilities, and a $26.2 million increase in accrued compensation and employee benefits.

For the year ended December 31, 2017, cash provided by our operating activities of $1,143.9 million exceeded our net income of $670.9 million due to non-cash charges and changes in operating assets and liabilities as outlined below:

1.
Our net income included non-cash charges, including share-based compensation of $209.1 million, depreciation and loss of disposal of property, plant, and equipment of $86.2 million, deferred income taxes of $60.2 million, investment related non-cash charges of $21.2 million, and amortization of intangible assets of $12.9 million.

2.
Changes in operating assets and liabilities resulted in $73.5 million of cash provided by operating activities during the year ended December 31, 2017. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses and other assets, deferred revenue, and other accrued liabilities. Other accrued liabilities increased by $219.4 million, primarily due to an increase in income tax payable as a result of the 2017 Tax Act. Deferred revenue, which includes deferred service revenue that is being recognized as revenue over the service contract period, increased by $43.7 million primarily due to the higher number of installed systems for which service contracts existed. Accrued compensation and employee benefits increased by $31.2 million. Accounts payable increased by $14.0 million. The favorable impact of these items on cash provided by operating activities was partly offset by an increase of $115.5 million in inventory, including the transfer of equipment from inventory to property, plant, and equipment; an increase of $81.4 million in accounts receivable; and an increase of $38.9 million in prepaids and other assets. The increase in accounts receivable was primarily driven by higher revenue and timing of collections. The increase in prepaids and other assets was primarily driven by higher lease receivable balances resulting from sales-type lease arrangement transactions entered into during the year ended December 31, 2017.

For the year ended December 31, 2016, cash provided by our operating activities of $1,087.0 million exceeded our net income of $735.9 million primarily due certain to non-cash charges as outlined below:

1.
Our net income included non-cash charges including in the form of share-based compensation of $177.6 million; depreciation and loss of disposal of property, plant, and equipment of $73.9 million; investment related non-cash charges of $35.9 million; deferred income tax of $20.9 million; and amortization of intangible assets of $18.2 million.

2.
The non-cash charges outlined above were partly offset by changes in operating assets and liabilities that resulted in $17.7 million of cash used by operating activities during the year ended December 31, 2016. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses, deferred revenue, and other accrued liabilities. Inventory, including the transfer of equipment from inventory to property, plant and equipment, increased by $46.7 million. Accounts receivable increased $34.2 million primarily driven by higher revenue and timing of collections. Prepaids and other assets increased $39.2 million primarily driven by higher lease receivable balances resulting from sales-type lease arrangement transactions entered into during year ended December 31, 2016. The unfavorable impact of these items on cash provided by operating activities was partly offset by a $53.7 million increase in other liabilities, primarily due to higher income tax payable, a $14.1 million increase in deferred revenue, an $18.7 million increase in accrued compensation and employee benefits, and a $15.9 million increase in accounts payable. Deferred revenue, which includes deferred service revenue that is being recognized as revenue over the service contract period, increased primarily due to the increase in the number of installed systems for which service contracts existed.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2018, consisted of purchases of investments (net of the proceeds from the sales and maturities of investments) of $774.3 million, the purchases of property, plant, and equipment of $187.4 million, and acquisition of businesses for $87.9 million.
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
Financing Activities
Net cash provided by financing activities during 2018 primarily consisted of proceeds from stock option exercises and employee stock purchases of $236.6 million, partly offset by taxes paid on behalf of employees related to net share settlement of vested employee equity awards of $120.0 million.
Net cash used in financing activities during 2017 primarily consisted of $2,274.0 million related to an accelerated share buyback program executed and settled during 2017 and taxes paid on behalf of employees related to net share settlement of vested employee equity awards of $56.6 million. These uses were partly offset by proceeds from stock option exercises and employee stock purchases of $415.5 million.
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
Our business has not been capital intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments have increased. We expect capital investments to exceed $250 million in each of the next two years. We intend to fund these needs with cash generated from operations.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2018 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$95.4	$15.1	$27.2	$22.2	$30.9
Purchase commitments and obligations	711.2	704.7	4.6	1.0	0.9
Other	246.7	21.4	42.9	61.7	120.7
Total	$1,053.3	$741.2	$74.7	$84.9	$152.5
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
Other. We are unable to make a reasonably reliable estimate as to when payments may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. As of December 31, 2018, our obligation associated with the deemed repatriation toll charge is $246.7 million, which is expected to be paid in installments.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.
Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires us to make judgments, estimates and assumptions. See “Note 2. Summary of Significant Accounting Policies,” in Notes to the Consolidated Financial Statements, which is included in “Item 8. Financial Statements and Supplementary Data,” which describes our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•	the valuation and recognition of investments, which impacts our investment portfolio balance when we assess fair value, and interest and other income, net, when we record impairments;

•	the standalone selling prices used to allocate the contract consideration to the individual performance obligations, which impacts revenue recognition;

•	the allowance for sales returns and doubtful accounts, which impacts revenue;

•	the estimation of transactions to hedge, which impacts revenue and expense;

•	the valuation of inventory, which impacts gross profit margins;

•
the valuation of and assessment of recoverability of intangible assets and their estimated useful lives, which primarily impacts gross profit margin or operating expenses when we record asset impairments or accelerate their amortization;

•	the valuation and recognition of share-based compensation, which impacts gross profit margin and operating expenses;

•	the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes; and

•	the estimate of probable loss associated with legal contingencies, which impacts accrued liabilities and operating expenses.
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
Other-than-temporary impairment. After determining the fair value of our available-for-sale instruments, gains or losses on these securities are recorded to other comprehensive income (“OCI”), until either the security is sold or we determine that the decline in value is other-than-temporary. The primary differentiating factors we considered in classifying impairments as either temporary or other-than-temporary impairments are our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. These judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.
No significant impairment charges were recorded during the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018, and 2017, net unrealized losses on investments of $9.8 million and $11.3 million, net of tax, respectively, were included in accumulated other comprehensive loss.
Revenue recognition. Our system sale arrangements contain multiple products and services, including system(s), system components, system accessories, instruments, accessories, and service. Other than service, we generally deliver all of the products upfront. Each of these products and services is a distinct performance obligation. System accessories, instruments, accessories, and service are also sold on a standalone basis.
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
Allowance for sales returns and doubtful accounts. We record estimated reductions in revenue for potential returns of certain products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of reported revenue could result.

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
Hedge Accounting for Derivatives. We utilize foreign currency forward exchange contracts to hedge certain anticipated foreign currency denominated sales transactions and expenses. When specific criteria required by relevant accounting standards have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in OCI rather than net income until the underlying hedged transaction affects net income. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When we determine that the transactions are no longer probable within a certain time-frame, we are required to reclassify the cumulative changes in the fair values of the related hedge contracts from OCI to net income.
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
Intangible assets. Our intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include developed technology, patents, distribution rights, customer relationships, licenses, and non-competition arrangements. All of our identifiable intangibles have finite lives. Goodwill and intangible assets with indefinite lives are subject to an annual impairment review (or more frequent if impairment indicators arise) by applying a fair value based test. There have been no such impairments.
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
The valuation and classification of intangible assets and goodwill and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2018, 2017, and 2016. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. In the event that all or part of our deferred tax assets are not recoverable in the future, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In order for our deferred tax assets to be recoverable, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, in determining the need for a valuation allowance. As of December 31, 2018, we believe it is more likely than not that our deferred tax assets ultimately will be recovered with the exception of our California deferred tax assets. We believe that due to the computation of California taxes under the single sales factor, it is more likely than not that our California deferred tax assets will not be realized. Should there be a change in our ability to recover our deferred tax assets, our tax provision would be affected in the period in which such change takes place.
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
Accounting for legal contingencies. We are involved in a number of legal proceedings involving product liability, intellectual property, shareholder derivative actions, securities class actions, insurance, employee related, and other matters. We record a liability and related charge to earnings in our Consolidated Financial Statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. Our assessment is re-evaluated each accounting period and is based on all available information, including discussion with any outside legal counsel that represents us. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the Notes to the Consolidated Financial Statements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short- and long-term investments in a variety of high quality securities, including U.S. treasuries, U.S. government agencies, corporate debt, cash deposits, money market funds, commercial paper, non-U.S. government agency securities, and taxable or tax exempt municipal bonds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The weighted average duration of our portfolio as of December 31, 2018, was approximately 0.7 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $8.5 million as of December 31, 2018. We do not utilize derivative financial instruments to manage our interest rate risks.
The uncertain financial markets have resulted in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.
Foreign Exchange Risk
The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we generally sell our products and services in local currencies where we have direct distribution channels. We operate in a number of markets on a direct sales basis and incur operating expenses in local currencies. We also purchase certain product components from non-U.S. suppliers in local currency. As a result, because a portion of our operations consist of sales activities outside of the U.S., we have foreign exchange exposures to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable, and foreign currency bank balances.
For the year ended December 31, 2018, sales denominated in foreign currencies were approximately 20% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. For the year ended December 31, 2018, our revenue would have decreased by approximately $42.0 million if the U.S. dollar exchange rate strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after considering foreign currency hedges and offsetting positions as of December 31, 2018, would have resulted in approximately $0.2 million increase in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
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
Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Intuitive Surgical, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, in 2018 and the manner in which it accounts for certain elements of its employee share-based payments in 2017.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 4, 2019

We have served as the Company’s auditor since 2014.

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$857.9	$648.2
Short-term investments	2,205.2	1,312.4
Accounts receivable, net of allowances of $8.2 and $4.6 as of December 31, 2018, and 2017, respectively	682.3	507.9
Inventory	409.0	241.2
Prepaids and other current assets	178.8	99.2
Total current assets	4,333.2	2,808.9
Property, plant, and equipment, net	812.0	613.1
Long-term investments	1,771.3	1,885.9
Deferred tax assets	428.6	72.0
Intangible and other assets, net	261.0	195.8
Goodwill	240.6	201.1
Total assets	$7,846.7	$5,776.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100.7	$82.5
Accrued compensation and employee benefits	193.8	167.6
Deferred revenue	294.3	243.8
Other accrued liabilities	231.8	168.9
Total current liabilities	820.6	662.8
Other long-term liabilities	338.6	333.6
Total liabilities	1,159.2	996.4
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2018, and 2017	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 114.5 shares and 112.3 shares issued and outstanding as of December 31, 2018, and 2017, respectively	0.1	0.1
Additional paid-in capital	5,170.3	4,679.2
Retained earnings	1,521.7	115.0
Accumulated other comprehensive loss	(13.3)	(15.5)
Total Intuitive Surgical, Inc. stockholders’ equity	6,678.8	4,778.8
Noncontrolling interest in joint venture	8.7	1.6
Total stockholders’ equity	6,687.5	4,780.4
Total liabilities and stockholders’ equity	$7,846.7	$5,776.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Product	$3,089.1	$2,565.3	$2,195.8
Service	635.1	572.9	510.7
Total revenue	3,724.2	3,138.2	2,706.5
Cost of revenue:
Product	906.2	756.3	662.6
Service	213.9	179.9	151.0
Total cost of revenue	1,120.1	936.2	813.6
Gross profit	2,604.1	2,202.0	1,892.9
Operating expenses:
Selling, general and administrative	986.6	810.5	703.6
Research and development	418.1	328.6	239.6
Total operating expenses	1,404.7	1,139.1	943.2
Income from operations	1,199.4	1,062.9	949.7
Interest and other income, net	80.1	41.9	35.6
Income before taxes	1,279.5	1,104.8	985.3
Income tax expense	154.5	433.9	247.0
Net income	1,125.0	$670.9	$738.3
Less: net loss attributable to noncontrolling interest in joint venture	(2.9)	—	—
Net income attributable to Intuitive Surgical, Inc.	$1,127.9	$670.9	$738.3
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$9.92	$6.01	$6.43
Diluted	$9.49	$5.77	$6.26
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	113.7	111.7	114.9
Diluted	118.8	116.3	117.9
Total comprehensive income attributable to Intuitive Surgical, Inc.	$1,130.1	$664.3	$738.9
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years Ended December 31,
	2018	2017	2016
Net income attributable to Intuitive Surgical, Inc.	$1,127.9	$670.9	$738.3
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)	(2.6)	3.6	2.0
Available-for-sale investments (net of tax):
Change in unrealized gains (losses)	0.3	(2.7)	(4.6)
Less: Reclassification adjustment for net losses on investments	1.2	—	0.2
Net change	1.5	(2.7)	(4.4)
Derivative instruments (net of tax):
Change in unrealized gains (losses)	3.6	(8.6)	4.1
Less: Reclassification adjustment for (gains) losses on derivative instruments	(1.0)	1.2	(0.6)
Net change	2.6	(7.4)	3.5
Employee benefit plans (net of tax):
Change in unrealized gains (losses)	0.4	(0.3)	(0.7)
Less: Reclassification adjustment for losses on employee benefit plans	0.3	0.2	0.2
Net change	0.7	(0.1)	(0.5)
Other comprehensive gains (losses)	2.2	(6.6)	0.6
Total comprehensive income attributable to Intuitive Surgical, Inc.	$1,130.1	$664.3	$738.9
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN MILLIONS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2015	37.4	$—	$3,429.8	$899.2	$(9.5)	$4,319.5	$—	$4,319.5
Adoption of new accounting standard (1)				40.3		40.3		40.3
Issuance of common stock through employee stock plans	1.5		580.9			580.9		580.9
Income tax benefit from employee stock plans			29.8			29.8		29.8
Shares withheld related to net share settlement of equity awards			(2.2)	(21.8)		(24.0)		(24.0)
Share-based compensation expense related to employee stock plans			177.6			177.6		177.6
Repurchase and retirement of common stock	(0.1)		(4.1)	(38.4)		(42.5)		(42.5)
Net income				738.3		738.3		738.3
Other comprehensive income					0.6	0.6		0.6
Balances at December 31, 2016	38.8	$—	$4,211.8	$1,617.6	$(8.9)	$5,820.5	$—	$5,820.5
Three-for-one stock split	77.6	0.1	(0.1)			—		—
Issuance of common stock through employee stock plans	3.4		415.5			415.5		415.5
Shares withheld related to net share settlement of equity awards	(0.2)		(5.1)	(51.5)		(56.6)		(56.6)
Share-based compensation expense related to employee stock plans			209.1			209.1		209.1
Repurchase and retirement of common stock	(7.3)		(152.0)	(2,122.0)		(2,274.0)		(2,274.0)
Net income				670.9		670.9		670.9
Other comprehensive loss					(6.6)	(6.6)		(6.6)
Capital contribution from noncontrolling interest						—	2.0	2.0
Loss in noncontrolling interest						—	(0.4)	(0.4)
Balances at December 31, 2017	112.3	$0.1	$4,679.2	$115.0	$(15.5)	$4,778.8	$1.6	$4,780.4
Adoption of new accounting standards (1)				392.1	(1.3)	390.8		390.8
Issuance of common stock through employee stock plans	2.5		236.6			236.6		236.6
Shares withheld related to net share settlement of equity awards	(0.3)		(6.7)	(113.3)		(120.0)		(120.0)
Share-based compensation expense related to employee stock plans			261.2			261.2		261.2
Net income				1,127.9		1,127.9		1,127.9
Other comprehensive income					3.5	3.5		3.5
Capital contribution from noncontrolling interest						—	10.0	10.0
Loss in noncontrolling interest						—	(2.9)	(2.9)
Balances at December 31, 2018	114.5	$0.1	$5,170.3	$1,521.7	$(13.3)	$6,678.8	$8.7	$6,687.5

(1) Represents the adjustments related to the adoption of new accounting standards. See Note 2 for details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$1,125.0	$670.9	$738.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment, net	108.6	86.2	73.9
Amortization of intangible assets	14.2	12.9	18.2
Loss on investment, accretion of discounts, and amortization of premiums on investments, net	1.8	21.2	35.9
Deferred income taxes	31.9	60.2	20.9
Income tax benefits from employee stock plans	—	—	29.8
Share-based compensation expense	261.2	209.1	177.6
Amortization of contract acquisition asset	10.6	10.9	10.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(161.3)	(81.4)	(34.2)
Inventory	(279.0)	(115.5)	(46.7)
Prepaids and other assets	(77.7)	(38.9)	(39.2)
Accounts payable	16.7	14.0	15.9
Accrued compensation and employee benefits	26.2	31.2	18.7
Deferred revenue	54.3	43.7	14.1
Other liabilities	37.1	219.4	53.7
Net cash provided by operating activities	1,169.6	1,143.9	1,087.0
Investing activities:
Purchase of investments	(2,581.9)	(1,995.0)	(2,585.5)
Proceeds from sales of investments	274.0	1,861.3	389.9
Proceeds from maturities of investments	1,533.6	703.1	970.1
Purchase of property, plant and equipment, and intellectual property	(187.4)	(190.7)	(53.9)
Acquisition of businesses, net of cash	(87.9)	—	—
Net cash provided by (used in) investing activities	(1,049.6)	378.7	(1,279.4)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	236.6	415.5	580.9
Taxes paid related to net share settlement of equity awards	(120.0)	(56.6)	(24.0)
Repurchase common stock	—	(2,274.0)	(42.5)
Other financing activities	9.7	2.0	—
Net cash provided by (used in) financing activities	126.3	(1,913.1)	514.4
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.1)	2.1	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	246.2	(388.4)	322.0
Cash, cash equivalents, and restricted cash, beginning of year	663.2	1,051.6	729.6
Cash, cash equivalents, and restricted cash, end of year	$909.4	$663.2	$1,051.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. (“Intuitive” or the “Company”) develops, manufactures, and markets the da Vinci® Surgical System. The Company’s products and related services enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. The da Vinci Surgical System consists of a surgeon console or consoles, a patient-side cart, a high-performance vision system, and proprietary instruments and accessories.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Consolidated Financial Statements include the results and the balances of the Company’s majority-owned joint venture (“Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). Chindex Medical Limited (“Chindex”), a subsidiary of Fosun Pharma, has been its distribution partner for da Vinci Surgical Systems in China. The Company holds a controlling financial interest in the Joint Venture and the noncontrolling interest is reflected as a separate component of the consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the Consolidated Statements of Income for the year ended December 31, 2018, while the amount was inconsequential for the year ended December 31, 2017, and was included as a component of interest and other income, net in the Consolidated Statements of Income.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the valuation and recognition of investments, the valuation of revenue and allowance for sales returns and doubtful accounts, the estimation of hedging transactions, the valuation of inventory, the valuation of and assessment of recoverability of intangible assets and their estimated useful lives, revenue recognition, the valuation and recognition of share-based compensation, the recognition and measurement of current and deferred income tax assets, along with the assessment of recoverability, and liabilities, and legal contingencies estimates. Actual results could differ materially from these estimates.
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
The Company’s accounts receivable are derived from net revenue to customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2018, and 2017, 71% and 69%, respectively, of accounts receivable were from domestic customers. No single customer represented more than 10% of total revenue for the years ended December 31, 2018, 2017, and 2016.
During the years ended December 31, 2018, 2017, and 2016, domestic revenue accounted for 71%, 73%, and 72% of total revenue, respectively, while outside of the U.S. revenue accounted for 29%, 27%, and 28%, respectively, of total revenue for each of the years then ended.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.
Investments
Available-for-sale investments. The Company’s investments may consist of U.S. treasury and U.S. government agency securities, taxable and tax exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the Consolidated Statements of Income. Investments with remaining maturities at date of purchase greater than approximately three months and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.
Other-than-temporary impairment. All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No significant charges were recorded during the years ended December 31, 2018, 2017, and 2016.
Fair Value Measurements
The Company measures the fair value of money market funds and certain U.S. treasury securities based on quoted prices in active markets for identical assets as Level 1 securities. Marketable securities measured at fair value using Level 2 inputs are primarily comprised of commercial paper, corporate notes and bonds, U.S. and non-U.S. government agencies, and municipal notes. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.
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
Depreciation expense for the years ended December 31, 2018, 2017, and 2016, was $105.9 million, $82.1 million, and $70.7 million, respectively.
Capitalized Software Costs for Internal Use
Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. The Company capitalized costs for internal use software of $17.4 million, $22.4 million, and $11.8 million during the years ended December 31, 2018, 2017, and 2016, respectively. Upon being placed in service, these costs are depreciated over an estimated useful life of up to 5 years.
Business Combinations
The Company includes the results of operations of the businesses that are acquired as of the acquisition date. The Company allocates the purchase price of acquisitions to the assets acquired and liabilities assumed based on the estimated fair values. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition related costs are recognized separately from the business combination and are expensed as incurred.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2018, there has been no impairment of goodwill.
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible assets’ useful lives, which range from approximately 1 to 9 years.
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
The Company’s system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are a distinct product or service that is separately identifiable from other items in bundled packages; and if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s); system components; system accessories; instruments; accessories; and system service. The Company’s system sale arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement and the remaining four years are generally included at a stated service price. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations up-front. System components, system accessories, instruments, accessories, and service are also sold on a stand-alone basis.
The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations at the following points in time:
System sales. For systems (including system components and system accessories) sold directly to end customers, revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. For systems sold through distributors, revenue is recognized generally at the time of shipment. The Company’s system arrangements generally do not provide a right of return. The systems are generally covered by a one-year warranty. Warranty costs were not material for the periods presented.
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
Service. Service revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.
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
The following table presents revenue disaggregated by types and geography (in millions):

	Years Ended December 31,
U.S.	2018	2017	2016
Instruments and accessories	$1,485.2	$1,263.1	$1,077.3
Systems	692.2	603.5	501.3
Services	456.1	419.2	377.8
Total U.S. revenue	$2,633.5	$2,285.8	$1,956.4

Outside of U.S. (“OUS”)
Instruments and accessories	$476.8	$373.8	$318.5
Systems	434.9	324.9	298.7
Services	179.0	153.7	132.9
Total OUS revenue	$1,090.7	$852.4	$750.1

Total
Instruments and accessories	$1,962.0	$1,636.9	$1,395.8
Systems	1,127.1	928.4	800.0
Services	635.1	572.9	510.7
Total revenue	$3,724.2	$3,138.2	$2,706.5
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. Transaction price allocated to remaining performance obligations was approximately $1,448.7 million as of December 31, 2018.
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	December 31, 2018	December 31, 2017
Contract assets	$12.4	$8.3
Deferred revenue	$327.3	$268.6

The Company invoices its customers based on the billing schedules in its sales arrangements. Payments are generally due 30 days from date of invoice. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. Deferred revenue for the periods presented primarily relates to service contracts where the service fees are billed up-front, generally quarterly or annually, prior to those services having been performed. The associated deferred revenue is generally recognized over the term of the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented.
During the year ended December 31, 2018, the Company recognized $268.9 million of revenue that was included in the deferred revenue balance as of December 31, 2017. During the year ended December 31, 2017, the Company recognized $225.5 million of revenue that was included in the deferred revenue balance as of December 31, 2016.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial capital sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Consolidated Balance Sheets were $34.2 million and $31.4 million as of December 31, 2018, and 2017, respectively. The Company did not incur any impairment losses during the periods presented.
Leases
The Company enters into sales-type lease and operating lease arrangements with certain qualified customers. Sales-type leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices as prescribed by the Company’s revenue recognition policy. Lease elements generally include a da Vinci Surgical System or system component, while non-lease elements generally include service, instruments and accessories. In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms: (1) whether title of the system transfers automatically or for a nominal fee at the end of the term of the lease, (2) whether the present value of the minimum lease payments are equal to or greater than 90% of the fair market value of the leased asset at the inception of the lease, (3) whether the lease term exceeds 75% of the economic life of the leased asset, and (4) whether there is an option to purchase the leased asset at a “bargain price” at the end of the lease term.
The Company generally recognizes revenue from sales-type lease arrangements at the time the system is accepted by the customer, assuming all other revenue recognition criteria have been met. Revenue from sales-type leases is presented as product revenue. Revenue from operating lease arrangements is recognized as earned over the lease term, which is generally on a straight-line basis and is presented as product revenue. Operating lease revenue for the years ended December 31, 2018, 2017, and 2016, was $51.4 million, $25.9 million, and $16.6 million, respectively.
Allowance for Sales Returns and Doubtful Accounts
The allowance for sales returns is based on the Company’s estimates of potential future returns of certain products and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company’s products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
Share-Based Compensation
The Company accounts for share-based employee compensation plans using the fair value recognition and measurement provisions under U.S. GAAP. The Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period. The Company estimates expected forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
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
Computation of Net Income per Share
Basic net income per share attributable to Intuitive Surgical, Inc. is computed using the weighted average number of shares outstanding during the period. Diluted net income per share attributable to Intuitive Surgical, Inc. is computed using the weighted average number of the Company’s shares and dilutive potential shares outstanding during the period. Dilutive potential shares primarily consist of employee stock options, restricted stock units, and shares to be purchased by employees under the Company’s employee stock purchase plan.
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
Research and Development Expenses
Research and development costs are expensed as incurred and include amortization of intangible assets, costs associated with co-development research and development licensing arrangements, costs of prototypes, salaries, benefits and other headcount related costs, contract and other outside service fees, and facilities and overhead costs.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. The Company has elected to account for Global Intangible Low-Taxed Income (“GILTI”) under the Tax Cuts and Jobs Act (“2017 Tax Act”) as period costs when incurred.
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
Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2018, and 2017, 88% and 88% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the end customer.
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
When determining the estimated probable loss or range of losses, significant judgment is required to be exercised in order to estimate the amount and timing of the loss to be recorded. Estimates of probable losses resulting from litigation are inherently difficult to make, particularly when the matters are in early procedural stages with incomplete facts and information. The final outcome of legal proceedings is dependent on many variables difficult to predict and, therefore, the ultimate cost to entirely resolve such matters may be materially different than the amount of current estimates. Consequently, new information or changes in judgments and estimates could have a material adverse effect on the Company’s business, financial condition, and results of operations or cash flows.
Adopted Accounting Pronouncements
Revenue from Contracts with Customers
The Company adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers in the first quarter of the Company’s fiscal year that began on January 1, 2018, using the full retrospective method, which required the Company to restate each prior reporting period presented. This new standard replaced the previous revenue recognition guidance in U.S. GAAP. Please see the Company’s “Revenue Recognition” policy in the “Significant Accounting Policies” section above.
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
Adoption of the standard using the full retrospective method also require the Company to restate certain previously reported results, including the impact to provision for income taxes. The adjustments to the Consolidated Statements of Comprehensive Income are as follows (in millions, except per share amounts):

	Fiscal 2017			Fiscal 2016
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Product	$2,547.1	$18.2	$2,565.3	$2,187.4	$8.4	$2,195.8
Service	581.8	(8.9)	572.9	517.0	(6.3)	510.7
Total revenue	3,128.9	9.3	3,138.2	2,704.4	2.1	2,706.5
Cost of revenue:
Product	754.9	1.4	756.3	663.3	(0.7)	662.6
Service	179.9	—	179.9	151.0	—	151.0
Total cost of revenue	934.8	1.4	936.2	814.3	(0.7)	813.6
Gross profit	2,194.1	7.9	2,202.0	1,890.1	2.8	1,892.9
Operating expenses:
Selling, general and administrative	810.9	(0.4)	810.5	705.3	(1.7)	703.6
Research and development	328.6	—	328.6	239.6	—	239.6
Total operating expenses	1,139.5	(0.4)	1,139.1	944.9	(1.7)	943.2
Income from operations	1,054.6	8.3	1,062.9	945.2	4.5	949.7
Interest and other income, net	41.9	—	41.9	35.6	—	35.6
Income before taxes	1,096.5	8.3	1,104.8	980.8	4.5	985.3
Income tax expense	436.5	(2.6)	433.9	244.9	2.1	247.0
Net income attributable to Intuitive Surgical, Inc.	$660.0	$10.9	$670.9	$735.9	$2.4	$738.3
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$5.91	$0.10	$6.01	$6.40	$0.03	$6.43
Diluted	$5.67	$0.10	$5.77	$6.24	$0.02	$6.26
Total comprehensive income attributable to Intuitive Surgical, Inc.	$653.4	$10.9	$664.3	$736.5	$2.4	$738.9

The adjustments to the Consolidated Statement of Financial Position are as follows (in millions):

	December 31, 2017
	As Previously Reported	Adjustments	As Restated
ASSETS
Accounts receivable, net	$511.9	$(4.0)	$507.9
Prepaids and other current assets	$97.2	$2.0	$99.2
Deferred tax assets	$87.3	$(15.3)	$72.0
Intangible and other assets, net	$159.7	$36.1	$195.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$284.5	$(40.7)	$243.8
Other accrued liabilities	$169.5	$(0.6)	$168.9
Other long-term liabilities	$327.1	$6.5	$333.6
Retained earnings	$61.4	$53.6	$115.0
In addition, the cumulative effect of ASC 606 to the Company’s retained earnings at January 1, 2016, was $40.3 million. Adoption of the standard had no impact to total net cash from or used in operating, investing, or financing activities within the consolidated statements of cash flows.
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
Business Combinations: Clarifying the Definition of a Business
Beginning fiscal 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, and applied the new guidance prospectively. Refer to “Note 6. Goodwill and Intangible Assets” for further information on acquisitions accounted for as business combinations during fiscal 2018.
Statement of Cash Flows: Restricted Cash
Beginning fiscal 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its Consolidated Statements of Cash Flows to include restricted cash of $15.0 million in the beginning and ending cash, cash equivalents, and restricted cash balances for 2017 and 2016. Net cash flows for 2017 and 2016 did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows. As of December 31, 2018, the cash, cash equivalents, and restricted cash balance includes restricted cash of $51.5 million. Restricted cash was included in prepaids and other current assets and intangible and other assets, net on the Consolidated Balance Sheets.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In 2018, the Company elected to early adopt ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Act. The Company elected to reclassify such tax effects in the period of adoption and resulted in the reclassification of $1.3 million from accumulated other comprehensive loss to retained earnings.
Disclosure Framework for Fair Value Measurement
In 2018, the Company elected to early adopt ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying, and adding certain disclosures. The adoption did not have a material impact on the Consolidated Financial Statements.
Improvements to Employee Share-based Payment Accounting
In 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting (“ASU 2016-09”), which changes among other things, how the tax effects of share-based awards are recognized. ASU 2016-09 requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were generally recorded as part of additional paid-in capital. The provision for income taxes for the years ended December 31, 2018, and 2017, included excess tax benefits associated with employee equity plans of $116.2 million and $102.8 million, respectively, which reduced the Company’s effective tax rate by 9.1 and 9.3 percentage points, respectively, for the years ended December 31, 2018, and 2017. This ASU also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the Consolidated Statements of Cash Flows. In 2017, the Company adopted this provision retrospectively by reclassifying $44.1 million of excess tax benefits from financing activities to operating activities for the year ended December 31, 2016.

Recent Accounting Pronouncements Not Yet Adopted
Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 842”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under current accounting standards, the Company’s lease portfolio consists of operating leases and is not recognized on its consolidated balance sheets. The new standard also requires expanded disclosures regarding leasing arrangements. The new standard is effective for the Company beginning January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated.
The new standard provides a number of optional practical expedients in transition. The Company expects to elect: (1) the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs; (2) the use-of-hindsight; and (3) the practical expedient pertaining to land easements. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify.
The Company will adopt ASU 842 as of January 1, 2019, using the alternative modified transition method. In preparation of adopting ASC 842, the Company is implementing additional internal controls to enable future preparation of financial information in accordance with ASC 842. The Company has also substantially completed its evaluation of the impact on the Company’s lease portfolio. The Company believes the largest impact will be on the consolidated balance sheets for the accounting of facilities-related leases, which represents a majority of its operating leases it has entered into as a lessee. These leases will be recognized under the new standard as ROU assets and operating lease liabilities. The Company will also be required to provide expanded disclosures for its leasing arrangements. As of December 31, 2018, the Company had $95.4 million of undiscounted future minimum operating lease commitments that are not recognized on its consolidated balance sheets as determined under the current standard. For a lessee, the results of operations are not expected to significantly change after adoption of the new standard.
In addition, the Company’s customers finance purchases of da Vinci systems and ancillary products, including directly with the Company as the lessor. For a lessor, the new standard applied is largely unchanged from the previous standard and the Company does not anticipate a material impact on its Consolidated Financial Statements.
While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 842 on the Company’s financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to leases. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company’s assessment and implementation plans accordingly.
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact and timing of adopting this new standard on its Consolidated Financial Statements.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or short-term or long-term investments as of December 31, 2018, and 2017 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2018
Cash	$269.4	$—	$—	$269.4	$269.4	$—	$—
Level 1:
Money market funds	569.1	—	—	569.1	569.1	—	—
U.S. treasuries	1,477.8	1.7	(5.3)	1,474.2	10.0	897.8	566.4
Subtotal	2,046.9	1.7	(5.3)	2,043.3	579.1	897.8	566.4
Level 2:
Commercial paper	110.7	—	—	110.7	1.4	109.3	—
Corporate securities	1,607.8	1.3	(4.8)	1,604.3	8.0	724.5	871.8
U.S. government agencies	791.8	0.3	(3.8)	788.3	—	468.9	319.4
Municipal securities	18.4	—	—	18.4	—	4.7	13.7
Subtotal	2,528.7	1.6	(8.6)	2,521.7	9.4	1,307.4	1,204.9
Total assets measured at fair value	$4,845.0	$3.3	$(13.9)	$4,834.4	$857.9	$2,205.2	$1,771.3
As of December 31, 2018, the Company also recorded $36.5 million of restricted cash equivalents (comprised of money market funds and U.S. treasuries which would be considered highly liquid investments with original maturity dates that are 90 days or less) in prepaids and other current assets in the accompanying Consolidated Balance Sheets.

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

During the year ended December 31, 2018, there were no changes in the valuation techniques used.
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), at December 31, 2018 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,230.2	$2,224.6
Mature in one to five years	1,776.3	1,771.3
Total	$4,006.5	$3,995.9
Realized gains and losses, net of tax, were not material for any of the periods presented.
As of December 31, 2018, and 2017, net unrealized losses on investments of $9.8 million and $11.3 million, net of tax, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale investments with unrealized losses at December 31, 2018, and 2017 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$727.4	$(1.7)	$409.6	$(3.1)	$1,137.0	$(4.8)
U.S. treasuries	478.7	(0.9)	592.8	(4.4)	1,071.5	(5.3)
U.S. government agencies	228.0	(0.2)	425.2	(3.6)	653.2	(3.8)
	$1,434.1	$(2.8)	$1,427.6	$(11.1)	$2,861.7	$(13.9)
December 31, 2017
Corporate securities	$567.6	$(2.1)	$277.0	$(2.3)	$844.6	$(4.4)
U.S. treasuries	763.5	(2.5)	206.2	(2.2)	969.7	(4.7)
U.S. government agencies	428.9	(1.3)	345.5	(3.1)	774.4	(4.4)
Municipal securities	236.3	(1.3)	51.7	(0.6)	288.0	(1.9)
	$1,996.3	$(7.2)	$880.4	$(8.2)	$2,876.7	$(15.4)
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
Cash Flow Hedges. The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the USD, primarily the Euro (“EUR”), the British Pound (“GBP”), the Japanese Yen (“JPY”), and the Korean Won (“KRW”). The Company also enters into currency forward contracts as cash flow hedges to hedge certain forecasted expense transactions denominated in EUR and Swiss Franc (“CHF”).
For these derivatives, the Company reports the after-tax gain or loss from the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies into earnings in the same period in which the hedge transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the periods presented.

Other Derivatives Not Designated as Hedging Instruments. Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, and Indian Rupee (“INR”).
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Recognized gains (losses) in interest and other income, net	$8.7	$(9.2)	$6.4
Foreign exchange gains (losses) related to balance sheet re-measurement	$(2.6)	$9.7	$(5.6)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for derivatives and aggregate gross fair value outstanding at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Notional amounts:
Forward contracts	$183.0	$128.5	$182.7	$168.4
Gross fair value recorded in:
Prepaid and other current assets	$3.1	$0.9	$4.1	$1.2
Other accrued liabilities	$0.9	$2.9	$1.1	$4.6
NOTE 4.    CONSOLIDATED FINANCIAL STATEMENT DETAILS
The following tables provide details of selected consolidated financial statement items (in millions):

	December 31,
	2018	2017
Inventory:
Raw materials	$164.1	$80.9
Work-in-process	40.0	19.7
Finished goods	204.9	140.6
Total inventory	$409.0	$241.2

	December 31,
	2018	2017
Property, plant, and equipment, net:
Land	$184.6	$174.8
Building and building/leasehold improvements	266.2	230.5
Machinery and equipment	280.1	224.8
Operating lease assets	150.2	66.1
Computer and office equipment	52.6	44.8
Capitalized software	157.8	135.6
Construction-in-process	156.7	83.5
Gross property, plant, and equipment	1,248.2	960.1
Less: Accumulated depreciation*	(436.2)	(347.0)
Total property, plant, and equipment, net	$812.0	$613.1

*Accumulated depreciation associated with operating lease assets	$(32.1)	$(13.8)

	December 31,
	2018	2017
Other accrued liabilities—short-term:
Taxes payable	$39.1	$63.1
Litigation related accruals	55.0	13.8
Other accrued liabilities	137.7	92.0
Total other accrued liabilities—short-term	$231.8	$168.9

	December 31,
	2018	2017
Other long-term liabilities:
Income taxes—long-term	$270.2	$286.8
Deferred revenue—long-term	33.0	24.8
Other long-term liabilities	35.4	22.0
Total other long-term liabilities	$338.6	$333.6
Supplemental Cash flow Information
The following table provides supplemental cash flow information (in millions):

	Years Ended December 31,
	2018	2017	2016
Income taxes paid	$179.2	$147.5	$138.4
Supplemental non-cash investing activities:
Equipment transfers from inventory to property, plant, and equipment	$125.7	$65.8	$39.3
Deferred payments related to business combinations	$16.7	$—	$—
NOTE 5.    LEASES
Lease Receivables. Lease receivables relating to sales-type lease arrangements are presented on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2018	2017
Gross lease receivables	$150.4	$128.0
Unearned income	(6.3)	(5.0)
Allowance for credit loss	(1.0)	(0.9)
Net investment in sales-type leases	$143.1	$122.1
Reported as:
Prepaids and other current assets	$51.2	$41.9
Intangible and other assets, net	91.9	80.2
Total, net	$143.1	$122.1

Contractual maturities of gross lease receivables as of December 31, 2018, are as follows (in millions):

Fiscal Year	Amount
2019	$50.8
2020	46.5
2021	29.7
2022	14.9
2023	7.5
2024 and thereafter	1.0
Total	$150.4
Operating Leases. The Company’s operating lease terms are generally less than five years. Future minimum lease payments related to non-cancellable portion of operating leases as of December 31, 2018, are as follows (in millions):

Fiscal Year	Amount
2019	$88.0
2020	85.8
2021	68.8
2022	51.3
2023	25.4
2024 and thereafter	1.9
Total	$321.2
Contingent rental revenue relating to operating lease arrangements were not material for the periods presented.
NOTE 6.    GOODWILL AND INTANGIBLE ASSETS
The increases in goodwill and intangible assets from December 31, 2017, to December 31, 2018, primarily relate to three transactions accounted for as business combinations.
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
During the third quarter of fiscal 2018, the Company acquired intellectual property, exclusive field of use rights, and certain key employees from InTouch Technologies, Inc. on August 17, 2018, which collectively met the definition of a business. The transaction enhances the Company’s network capabilities in using real-time data to support surgeons. The total purchase consideration of $38.7 million, as of the acquisition date, consisted of an initial cash payment of $22.0 million and subsequent cash payments totaling approximately $16.7 million. The Company recorded $13.3 million of intangible assets and $25.4 million of residual goodwill. Intangible assets included developed technology and a non-compete agreement, which are being amortized over a weighted average period of 5.7 years. The goodwill will be amortized for income tax purposes.
During the fourth quarter of fiscal 2018, the Company acquired its Taiwan distributor, Unison Surgicals Company, on December 11, 2018, which met the definition of a business. The transaction enhances the Company’s ability to serve patients, surgeons, and hospitals in Taiwan. The purchase consideration consisted of $35.4 million in cash. The Company preliminarily recorded $13.1 million of net tangible assets, which included $7.6 million of cash, $17.3 million of intangible assets, and $5.0 million of residual goodwill. Intangible assets included customer relationships and non-compete agreements, which are being amortized over a weighted average period of 6.6 years.
The Company has included the results of the businesses, since their acquisition dates, in its Consolidated Financial Statements, which have not been material to date. Pro forma results of operations related to the acquisitions have not been presented since the operating results of the acquired businesses are not material to the Consolidated Financial Statements.
The following table summarizes the components of gross intangible asset, accumulated amortization, and net intangible asset balances as of December 31, 2018, and 2017 (in millions):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$158.7	$(144.7)	$14.0	$156.0	$(140.2)	$15.8
Distribution rights and others	40.2	(12.9)	27.3	9.2	(9.2)	—
Customer relationships	48.5	(23.1)	25.4	28.6	(18.4)	10.2
Total intangible assets	$247.4	$(180.7)	$66.7	$193.8	$(167.8)	$26.0
Amortization expense related to intangible assets was $14.2 million, $12.9 million, and $18.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2018, is as follows (in millions):

Fiscal Year	Amount
2019	$15.9
2020	15.8
2021	12.5
2022	10.1
2023	6.2
2024 and thereafter	6.2
Total	$66.7

NOTE 7.    COMMITMENTS AND CONTINGENCIES
OPERATING LEASES
The Company leases space for operations in United States, Mexico, Japan, South Korea, China, and certain other foreign countries. The Company also leases automobiles for certain sales and field service employees. These leases have varying terms up to fifteen years.
Future minimum lease commitments under the Company’s operating leases as of December 31, 2018, are as follows (in millions):

Fiscal Year	Amount
2019	$15.1
2020	14.5
2021	12.7
2022	11.2
2023	11.0
2024 and thereafter	30.9
Total	$95.4
OTHER COMMITMENTS
Other commitments include an estimated amount of approximately $711.2 million relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with suppliers, for which the Company has not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. In addition to the above, the Company has committed to make certain future milestone payments to third parties as part of licensing, collaboration, and development arrangements. Payments under these arrangements generally become due and payable only upon the achievement of certain specified developmental, regulatory, and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount.
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
A liability and related charge to earnings are recorded in the Company’s Financial Statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. Nevertheless, it is possible that additional future legal costs (including settlements, judgments, legal fees, and other related defense costs) could have a material adverse effect on the Company’s business, financial position, or future results of operations. During the years ended December 31, 2018, 2017, and 2016, the Company recorded pre-tax charges of $45.2 million, $16.3 million, and $8.3 million, respectively, related to the securities class action lawsuits and the tolled product liability claims described below. A total of $53.0 million and $12.8 million associated with these matters were included in other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2018, and 2017, respectively.
Purported Shareholder Class Action Lawsuits filed April 26, 2013, and May 24, 2013
On April 26, 2013, a purported class action lawsuit entitled Abrams v. Intuitive Surgical, et al., No. 5-13-cv-1920, was filed against a number of the Company’s current and former officers and directors in the U.S. District Court for the Northern District of California.
The case has since been retitled In re Intuitive Surgical Securities Litigation, No. 5:13-cv-1920. The plaintiffs sought damages on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 6, 2012, and July 18, 2013. The amended complaint alleged that the defendants violated federal securities laws by allegedly making false and misleading statements and omitting certain material facts in certain public statements and in the Company’s filings with the SEC.
On June 11, 2018, the Company reached an agreement in principle to enter into a settlement agreement which stipulates a payment of $42.5 million by the Company. The court granted preliminary approval on October 4, 2018, and on December 20,

2018, the court granted final approval. During the year ended December 31, 2018, the Company recorded a pre-tax charge of $42.5 million for this matter. In connection with the settlement, the Company deposited $42.5 million into an escrow account established for disbursements, which was recorded in prepaids and other current assets in the accompanying Consolidated Balance Sheets as of December 31, 2018. The appeals period expired on January 21, 2019 and the matter has been concluded.
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
In addition to the filed cases, the Company previously received a substantial number of claims relating to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments which included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for many of these claims and engaged in confidential mediation efforts. As of December 31, 2018, all such “tolling agreements” have expired and the majority of the “tolled claims” have either been resolved or the matters have been filed.
During the years ended December 31, 2018, 2017, and 2016, the Company recorded $2.7 million, $16.3 million, and $8.3 million, respectively, of pre-tax charges to reflect the estimated cost of settling a number of the product liability claims covered by the tolling agreements. As of December 31, 2018, and 2017, a total of $10.5 million and $12.8 million, respectively, were included in other accrued liabilities in the accompanying Consolidated Balance Sheets related to the tolled product liability claims.
The Company’s estimate of the anticipated cost of resolving the pending lawsuits and claims is based on negotiations with attorneys for the plaintiffs/claimants. The final outcome of the pending lawsuits and claims, and others that might arise, is dependent on many variables that are difficult to predict and the ultimate cost associated with these product liability lawsuits and claims may be materially different than the amount of the current estimate and accruals and could have a material adverse effect on the Company’s business, financial position, and future results of operations. Although there is a reasonable possibility that a loss in excess of the amount recognized exists, the Company is unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of the U.S. Patent Nos. 9,585,658, 8,479,969, 9,113,874, 8,998,058, 8,991,677, 9,084,601, and 8,616,431. The parties are currently engaged in fact discovery regarding Ethicon’s allegations. A claim construction hearing occurred on October 1, 2018, and the court issued an order on December 28, 2018. Trial is currently scheduled for October 15, 2019. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
On August 27, 2018, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s SureForm 60 Staplers infringe five of Ethicon’s patents. Ethicon asserts infringement of the U.S. Patent Nos. 9,884,369, 7,490,749, 8,602,288, 8,602,287, and 9,326,770. The Company filed an answer denying all claims. Ethicon has indicated it may seek preliminary injunctive relief, but it has yet to confirm, or to file such a motion. The case is set for a claim construction hearing on September 23, 2019, and trial is set for October 13, 2020. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

NOTE 8.    STOCKHOLDERS’ EQUITY
STOCK REPURCHASE PROGRAM
Through December 31, 2018, the Company’s Board of Directors (the “Board”) had authorized an aggregate of $6.2 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since originally established in March 2009, of which the previous authorization occurred in December 2016 when the Board increased the authorized amount available under the Repurchase Program to $3.0 billion. During the first quarter of 2017, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman Sachs & Co. LLC (“Goldman”) and Goldman delivered to the Company approximately 7.3 million shares of the Company’s common stock, for which the Company made a payment of $2.0 billion to Goldman. During the fourth quarter of 2017, the Company completed the ASR Program by making a final settlement payment of $274.0 million to Goldman. As of December 31, 2018, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $717.5 million.
The following table provides the stock repurchase activities during the years ended December 31, 2018, 2017, and 2016 (in millions, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Shares repurchased	—	7.3	0.2
Average price per share	$—	$310.32	$201.70
Value of shares repurchased	$—	$2,274.0	$42.5
The Company uses the par value method of accounting for its stock repurchases. As a result of share repurchase activities during the years ended December 31, 2018, 2017, and 2016, the Company reduced common stock and additional paid-in capital by an aggregate of zero, $152.0 million, and $4.1 million, respectively, and charged zero, $2,122.0 million, $38.4 million, respectively, to retained earnings.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) net of tax, for the years ended December 31, 2018, and 2017, are as follows (in millions):

	Year Ended December 31, 2018
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.4)	$(11.3)	$2.3	$(4.1)	$(15.5)
Other comprehensive income (loss) before reclassifications	3.6	0.3	(2.6)	0.4	1.7
Reclassified from accumulated other comprehensive income (loss)	(1.0)	1.2	—	0.3	0.5
Net current-period other comprehensive income (loss)	2.6	1.5	(2.6)	0.7	2.2
Ending balance	$0.2	$(9.8)	$(0.3)	$(3.4)	$(13.3)

	Year Ended December 31, 2017
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.0	$(8.6)	$(1.3)	$(4.0)	$(8.9)
Other comprehensive income (loss) before reclassifications	(8.6)	(2.7)	3.6	(0.3)	(8.0)
Reclassified from accumulated other comprehensive income	1.2	—	—	0.2	1.4
Net current-period other comprehensive income (loss)	(7.4)	(2.7)	3.6	(0.1)	(6.6)
Ending balance	$(2.4)	$(11.3)	$2.3	$(4.1)	$(15.5)

NOTE 9.    SHARE-BASED COMPENSATION
Stock Plans
2010 Incentive Award Plan. In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company issues nonqualified stock options (“NSOs”) and restricted stock units (“RSUs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. The 2010 Plan expires in 2020. In April 2017, the Company’s stockholders approved an amended and restated 2010 Plan to provide for an increase in the number of shares of common stock reserved for issuance from 21,150,000 to 24,450,000. As of December 31, 2018, approximately 4.1 million shares were reserved for future issuance under the 2010 Plan. A maximum of 1.8 million of these shares can be awarded as RSUs.
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
In April 2015, the Board of Directors amended and restated the New Hire Plan to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the New Hire Plan from 3,465,000 to 4,365,000. As of December 31, 2018, approximately 102,000 shares were reserved for future issuance under the New Hire Plan. However, the Company intends to no longer issue grants from the New Hire Plan in the future and plans to instead utilize the 2010 Plan to make grants to new employees.
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

2000 Non-Employee Directors’ Stock Option Plan. In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 450,000. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Prior to 2016, initial stock option grants to new non-employee directors vest over a three-year period with 12/36 of the shares vesting after one year from the date of grant and 1/36 of the shares vesting monthly thereafter. Annual stock option grants vest one year from the date of the grant. Since 2016, new non-employee directors receive pro-rated stock option grants that vest on the same term as the annual stock option grants. As of December 31, 2018, approximately 0.1 million shares were reserved for future issuance under the Directors’ Plan.
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
The Company issued 0.2 million, 0.2 million, and 0.2 million shares under the ESPP, representing approximately $46.8 million, $38.3 million, and $32.5 million in employee contributions for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, there were approximately 1.4 million shares reserved for future issuance under the ESPP.
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
Stock Option Information
Option activity during fiscal 2018 under all the stock plans was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2017	7.2	$164.16
Options granted	0.6	$475.38
Options exercised	(1.5)	$126.52
Options forfeited/expired	(0.1)	$237.05
Balance at December 31, 2018	6.2	$200.79
The aggregate intrinsic value of stock options exercised under the Company’s stock plans determined as of the date of option exercise was $526.6 million, $379.9 million, and $273.3 million during the years ended December 31, 2018, 2017, and 2016, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2018, 2017, and 2016, was $236.6 million, $415.5 million, and $580.9 million, respectively. The income tax benefit from stock options exercised was $87.0 million for the year ended December 31, 2018.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2018 (number of shares and aggregate intrinsic value in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$31.96 - $127.91	1.4	2.7	$115.05		1.4		$115.05
$128.30 - $168.41	1.3	4.6	$156.67		1.3		$156.62
$169.42 - $178.39	1.4	5.6	$174.50		1.2		$174.17
$178.75 - $283.51	1.2	6.2	$214.60		0.9		$207.77
$310.67 - $548.71	0.9	9.1	$423.33		0.2		$388.12
Total	6.2	5.4	$200.79	$1,727.7	5.0	4.7	$168.62	$1,554.5

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $478.92 at December 31, 2018, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.

As of December 31, 2018, a total of 6.1 million shares of stock options vested and expected to vest had a weighted average remaining contractual life of 5.3 years, an aggregate intrinsic value of $1,715.2 million, and a weighted average exercise price of $197.45.
Restricted Stock Units Information
RSU activity for the year ended December 31, 2018, was as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	2.1	$209.55
Granted	0.8	$431.11
Vested	(0.8)	$195.67
Forfeited	(0.1)	$277.10
Unvested balance at December 31, 2018	2.0	$295.70
As of December 31, 2018, 1.8 million shares of RSUs were expected to vest with an aggregate intrinsic value of $879.4 million. The aggregate vesting date fair value of RSUs vested was $334.3 million, $144.2 million, and $65.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Years Ended December 31,
	2018	2017	2016
Cost of sales—products	$36.4	$28.1	$25.2
Cost of sales—services	16.8	14.0	12.4
Total cost of sales	53.2	42.1	37.6
Selling, general and administrative	133.2	111.8	97.4
Research and development	76.2	56.0	43.0
Share-based compensation expense before income taxes	262.6	209.9	178.0
Income tax effect	54.3	49.2	56.1
Share-based compensation expense after income taxes	$208.3	$160.7	$121.9

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted average estimated fair values of stock options, the rights to acquire stock granted, and RSUs, as well as the weighted average assumptions used in calculating the fair values of stock options and rights to acquire stock under the ESPP that were granted during the years ended December 31, 2018, 2017, and 2016, were as follows:

	Years Ended December 31,
STOCK OPTION PLANS	2018	2017	2016
Risk-free interest rate	2.7%	1.8%	1.1%
Expected term (years)	4.3	4.1	4.2
Volatility	33%	25%	26%
Fair value at grant date	$146.30	$67.03	$47.06
EMPLOYEE STOCK PURCHASE PLAN
Risk-free interest rate	2.1%	1.2%	0.6%
Expected term (years)	1.3	1.2	1.2
Volatility	32%	28%	30%
Fair value at grant date	$135.84	$79.77	$57.57
RESTRICTED STOCK UNITS
Fair value at grant date	$431.11	$249.34	$184.59
As share-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2018, 2017, and 2016, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
As of December 31, 2018, there were a total of $91.6 million, $373.5 million, and $11.6 million of total unrecognized compensation expense related to unvested stock options, restricted stock units, and employee stock purchases, respectively. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years for unvested stock options, 2.2 years for unvested restricted stock units, and 0.9 years for rights granted to acquire common stock under the ESPP.
NOTE 10.    INCOME TAXES
Income before provision for income taxes for the years ended December 31, 2018, 2017, and 2016, consisted of the following (in millions):

	Years Ended December 31,
	2018	2017	2016
U.S.	$852.7	$774.7	$657.0
Foreign	426.8	330.1	328.3
Total income before provision for income taxes	$1,279.5	$1,104.8	$985.3
The provision for income taxes for the years ended December 31, 2018, 2017, and 2016, consisted of the following (in millions):

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$89.5	$352.1	$207.0
State	21.1	13.0	13.4
Foreign	9.9	8.7	5.4
	$120.5	$373.8	$225.8
Deferred
Federal	$(4.1)	$62.8	$20.5
State	(0.3)	(0.3)	0.6
Foreign	38.4	(2.4)	0.1
	$34.0	$60.1	$21.2
Total income tax expense	$154.5	$433.9	$247.0

Income tax expense differs from amounts computed by applying the statutory federal income rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017, and 2016, as a result of the following (in millions):

	Years Ended December 31,
	2018	2017	2016
Federal tax at statutory rate	$268.7	$386.7	$344.9
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	20.8	16.0	14.0
Foreign rate differential	(44.7)	(115.7)	(91.2)
U.S. tax on foreign earnings	43.7	8.4	5.0
Research and development credit	(25.2)	(15.3)	(7.8)
Share-based compensation not benefited	9.9	10.8	3.6
Domestic production activities deduction	—	(7.9)	(8.0)
Reversal of unrecognized tax benefits	(5.2)	(62.4)	(15.8)
Tax Cuts and Jobs Act impact	0.5	317.8	—
Excess tax benefits related to share-based compensation arrangements	(116.2)	(102.8)	—
Other	2.2	(1.7)	2.3
Total income tax expense	$154.5	$433.9	$247.0
Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Share-based compensation expense	$87.2	$79.1
Expenses deducted in later years for tax purposes	29.1	29.7
Intangible assets	351.9	—
Research and other credits	40.1	27.5
Other	9.0	10.5
Gross deferred tax assets	$517.3	$146.8
Valuation allowance	(42.3)	(29.4)
Deferred tax assets	$475.0	$117.4
Deferred tax liabilities:
Fixed assets	$(42.2)	$(26.3)
Intangible assets	(7.5)	(3.6)
Other	(0.1)	(15.5)
Deferred tax liabilities	$(49.8)	$(45.4)
Net deferred tax assets	$425.2	$72.0

In December 2017, the 2017 Tax Act was enacted, which includes a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018.The Securities Exchange Commission (“SEC”) issued guidance for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. The Company recorded an income tax expense of $317.8 million in its 2017 income tax provision related to the 2017 Tax Act which included a provisional estimate of $270.2 million related to the one-time deemed repatriation toll charge (“Toll Tax”), and a provisional estimate of $47.6 million income tax expense in 2017 due to the re-measurement of its net deferred tax assets at a reduced U.S. federal statutory rate of 21%.
The Company repatriated $1.6 billion of its cumulative undistributed foreign earnings back to the U.S. in June 2018 without any significant U.S. income tax consequences. The Company intends to repatriate earnings from its Swiss subsidiary as needed since the U.S. and foreign tax implications of such repatriations are not expected to be significant. The Company will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries, which are not significant.
In December 2018, the Company completed its accounting for the effect of the 2017 Tax Act within the measurement period under the SEC guidance, and reflected a net $0.5 million increase in the 2018 income tax expense. The Company has adopted the approach of recording the consequences of the GILTI provision of the 2017 Tax Act as period costs when incurred.
The Company’s tax holiday obtained in 2007 for business operations in Switzerland ended on December 31, 2017. The Company received a new tax ruling in Switzerland for new business operations. The new ruling is effective for years 2018 through 2022, which will be extended for the next five years thereafter, to the extent certain terms and conditions continue to be met. The new ruling allows for a reduced cantonal tax rate based on various thresholds of investment, including the ownership, development, and use of the non-U.S. intellectual property rights and employment in such jurisdiction. The tax benefits from Swiss tax holidays for the year ended December 31, 2018 were insignificant, while for the years ended December 31, 2017 and 2016 were approximately $10.9 million, or $0.09 per diluted share, and $10.0 million, or $0.08 per diluted share, respectively.
As of December 31, 2018, and 2017, the Company had valuation allowances of $42.3 million and $29.4 million, respectively, primarily related to California deferred tax assets generated by California R&D credit forwards which have no expiration period. The Company recorded a valuation allowance against its California deferred tax assets as it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor.
The Company recorded a net increase of its gross unrecognized tax benefits of approximately $13.4 million during the year ended December 31, 2018. The net increase was primarily due to increases related to 2018 uncertain tax positions, partially offset by the reversal of gross unrecognized tax benefits in connection with the expiration of certain statutes of limitation in various jurisdictions. The Company had gross unrecognized tax benefits of approximately $78.8 million, $65.4 million, and $106.0 million as of December 31, 2018, 2017, and 2016, respectively, which if recognized, would result in a reduction of the Company’s effective tax rate. The Company included interest expense accrued on unrecognized tax benefits as a component of its income tax expense. As of December 31, 2018, 2017, and 2016, gross interest related to unrecognized tax benefits accrued was approximately $2.6 million, $1.8 million, and $3.7 million, respectively. A majority of the Company’s net unrecognized tax benefits and related interest is presented in other accrued liabilities on the Consolidated Balance Sheets.
A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2018, 2017, and 2016, are as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$65.4	$106.0	$92.4
Increases related to tax positions taken during the current year	22.5	21.1	29.9
Decreases related to tax positions taken during a prior year	(0.9)	(46.5)	(0.5)
Decreases related to settlements with tax authorities	—	(0.5)	—
Decreases related to expiration of statute of limitations	(8.2)	(14.7)	(15.8)
Ending balance	$78.8	$65.4	$106.0
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
NOTE 11.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$1,127.9	$670.9	$738.3
Denominator:
Weighted average shares outstanding used in basic calculation	113.7	111.7	114.9
Add: dilutive effect of potential common shares	5.1	4.6	3.0
Weighted average shares outstanding used in diluted calculation	118.8	116.3	117.9
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$9.92	$6.01	$6.43
Diluted	$9.49	$5.77	$6.26
Share-based compensation awards of approximately 0.4 million, 0.2 million, and 0.6 million shares for the years ended December 31, 2018, 2017, and 2016, respectively, were outstanding, but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.
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
NOTE 13.     SUBSEQUENT EVENTS
Acquisition of Certain Assets from Chindex
In January 2019, the Joint Venture acquired certain assets from Chindex and its affiliates, a subsidiary of Fosun Pharma, including distribution rights, customer relationships, and certain personnel for estimated cash payments of approximately $80 to $90 million that are contingent on achieving certain commercial milestones in 2019 and 2020. Chindex was the Company’s distributor of da Vinci products and services in China. Subsequent to the acquisition of the above mentioned assets, the Company’s Joint Venture began direct operations for da Vinci products and services in China. The Company is currently completing its accounting assessment of this transaction.
Increase Authorization of Common Stock Repurchase Program
On January 31, 2019, the Board increased the authorized amount available under the Repurchase Program to an aggregate of $2.0 billion, including amounts remaining under previous authorization. The Repurchase Program does not have an expiration date.

SELECTED QUARTERLY DATA
(UNAUDITED, IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$1,046.5	$920.9	$909.3	$847.5
Gross profit	$735.7	$642.3	$632.3	$593.8
Net income attributable to Intuitive Surgical, Inc. (1)(2)(3)	$292.5	$292.5	$255.3	$287.6
Net income attributable to Intuitive Surgical, Inc. per share:
Basic	$2.56	$2.57	$2.25	$2.55
Diluted	$2.45	$2.45	$2.15	$2.44

(1) Includes discrete tax benefits as follows:
Excess tax benefits related to share-based compensation arrangements	$15.8	$24.1	$21.6	$54.7
Certain one-time tax benefits	$2.5	$4.6	$—	$—
(2) Includes pre-tax litigation benefits (charges)	$—	$1.8	$(42.5)	$(4.5)
(3) Includes charitable foundation contribution expense	$(25.2)	$—	$—	$—

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$892.0	$807.8	$758.8	$679.6
Gross profit	$634.0	$568.1	$530.1	$469.8
Net income (loss) attributable to Intuitive Surgical, Inc. (1)(2)	$(31.5)	$298.6	$223.0	$180.8
Net income (loss) attributable to Intuitive Surgical, Inc. per share:
Basic	$(0.28)	$2.67	$2.01	$1.62
Diluted	$(0.28)	$2.56	$1.94	$1.57

(1) Includes discrete tax benefits (expense) as follows:
Income expense related to the 2017 Tax Act	$(317.8)	$—	$—	$—
Excess tax benefits related to share-based compensation arrangements	$19.9	$19.7	$30.6	$32.6
Certain one-time tax benefits	$—	$68.4	$—	$—
(2) Includes pre-tax litigation benefits (charges)	$1.2	$(9.7)	$4.5	$(21.3)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts, loan credit losses, and sales returns
Year ended December 31, 2018	$14.6	$46.0	$(40.2)	$20.4
Year ended December 31, 2017	$10.8	$36.1	$(32.3)	$14.6
Year ended December 31, 2016	$9.4	$24.6	$(23.2)	$10.8

(1)	Primarily represents products returned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by an independent registered public accounting firm, as stated in their attestation report, which is included in their annual report under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

ITEM 9B.	OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2018.

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

101
The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.

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
Date: February 4, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 4, 2019
Gary S. Guthart, Ph.D.
/S/ MARSHALL L. MOHR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 4, 2019
Marshall L. Mohr
/S/ JAMIE E. SAMATH	Vice President, Corporate Controller (Principal Accounting Officer)	February 4, 2019
Jamie E. Samath
/S/ LONNIE M. SMITH	Chairman of the Board of Directors	February 4, 2019
Lonnie M. Smith
/S/ CRAIG H. BARRATT	Director	February 4, 2019
Craig H. Barratt, Ph.D.
/S/ MICHAEL A. FRIEDMAN	Director	February 4, 2019
Michael A. Friedman, M.D.
/S/ AMAL M. JOHNSON	Director	February 4, 2019
Amal M. Johnson
/S/ DON R. KANIA	Director	February 4, 2019
Don R. Kania, Ph.D.
/S/ KEITH R. LEONARD JR.	Director	February 4, 2019
Keith R. Leonard Jr.
/S/ ALAN J. LEVY	Director	February 4, 2019
Alan J. Levy, Ph.D.
/S/ JAMI DOVER NACHTSHEIM	Director	February 4, 2019
Jami Dover Nachtsheim
/S/ MARK J. RUBASH	Director	February 4, 2019
Mark J. Rubash