Form 10-Q
period 2019-06-30
INTUITIVE SURGICAL INC
filed 2019-07-22
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(408) 523-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ISRG	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 115,253,433 shares of Common Stock, $0.001 par value per share, outstanding as of July 16, 2019.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$790.3	$857.9
Short-term investments	1,928.1	2,205.2
Accounts receivable, net	633.4	682.3
Inventory	512.8	409.0
Prepaids and other current assets	207.0	178.8
Total current assets	4,071.6	4,333.2
Property, plant, and equipment, net	1,032.4	812.0
Long-term investments	2,429.8	1,771.3
Deferred tax assets	369.1	428.6
Intangible and other assets, net	383.8	261.0
Goodwill	244.9	240.6
Total assets	$8,531.6	$7,846.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129.6	$100.7
Accrued compensation and employee benefits	160.5	193.8
Deferred revenue	306.8	294.3
Other accrued liabilities	210.6	231.8
Total current liabilities	807.5	820.6
Other long-term liabilities	444.5	338.6
Total liabilities	1,252.0	1,159.2
Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2019, and December 31, 2018	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 115.2 shares and 114.5 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	0.1	0.1
Additional paid-in capital	5,430.1	5,170.3
Retained earnings	1,819.0	1,521.7
Accumulated other comprehensive income (loss)	16.1	(13.3)
Total Intuitive Surgical, Inc. stockholders’ equity	7,265.3	6,678.8
Noncontrolling interest in joint venture	14.3	8.7
Total stockholders’ equity	7,279.6	6,687.5
Total liabilities and stockholders’ equity	$8,531.6	$7,846.7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2019	2018	2019	2018
Revenue:
Product	$922.3	$753.5	$1,722.1	$1,448.3
Service	176.6	155.8	350.5	308.5
Total revenue	1,098.9	909.3	2,072.6	1,756.8
Cost of revenue:
Product	283.4	228.1	529.8	429.6
Service	56.5	48.9	114.2	101.1
Total cost of revenue	339.9	277.0	644.0	530.7
Gross profit	759.0	632.3	1,428.6	1,226.1
Operating expenses:
Selling, general and administrative	279.2	259.8	552.6	481.4
Research and development	120.8	95.1	264.8	190.6
Total operating expenses	400.0	354.9	817.4	672.0
Income from operations	359.0	277.4	611.2	554.1
Interest and other income, net	32.8	18.2	60.3	31.4
Income before taxes	391.8	295.6	671.5	585.5
Income tax expense	75.4	41.0	51.1	43.6
Net income	316.4	254.6	620.4	541.9
Less: net loss attributable to noncontrolling interest in joint venture	(1.9)	(0.7)	(4.4)	(1.0)
Net income attributable to Intuitive Surgical, Inc.	$318.3	$255.3	$624.8	$542.9
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.76	$2.25	$5.42	$4.80
Diluted	$2.67	$2.15	$5.23	$4.59
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	115.4	113.5	115.2	113.2
Diluted	119.3	118.5	119.4	118.3
Total comprehensive income attributable to Intuitive Surgical, Inc.	$335.1	$257.0	$654.2	$542.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2019	2018
Operating activities:
Net income	$620.4	$541.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	67.8	49.8
Amortization of intangible assets	20.5	5.7
Loss (gain) on investments, accretion, and amortization, net	(1.6)	4.7
Deferred income taxes	52.7	48.7
Share-based compensation expense	157.7	120.8
Amortization of contract acquisition asset	5.9	5.3
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	48.9	(17.3)
Inventory	(178.0)	(133.9)
Prepaids and other assets	(89.2)	(102.4)
Accounts payable	21.7	14.3
Accrued compensation and employee benefits	(33.3)	(39.6)
Deferred revenue	8.7	29.8
Other liabilities	(53.0)	(16.1)
Net cash provided by operating activities	649.2	511.7
Investing activities:
Purchase of investments	(1,815.9)	(851.6)
Proceeds from sales of investments	61.1	259.0
Proceeds from maturities of investments	1,418.9	724.9
Purchase of property, plant, and equipment and intellectual property	(196.9)	(84.9)
Acquisition of businesses, net of cash	1.2	(38.1)
Net cash provided by (used in) investing activities	(531.6)	9.3
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	119.6	134.9
Taxes paid related to net share settlement of equity awards	(145.0)	(108.0)
Repurchase of common stock	(200.0)	—
Capital contribution from noncontrolling interest	10.0	8.0
Other financing activities	(5.0)	—
Net cash provided by (used in) financing activities	(220.4)	34.9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.3)	(0.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(104.1)	555.3
Cash, cash equivalents, and restricted cash, beginning of period	909.4	663.2
Cash, cash equivalents, and restricted cash, end of period	$805.3	$1,218.5

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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2018, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 4, 2019. The results of operations for the first six months of fiscal year 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company early adopted this standard, as of January 1, 2019, on a prospective basis for applicable implementation costs. The adoption is not expected to have a material impact on the Company’s financial position and the results of operations in fiscal year 2019.
Significant Accounting Policies
With the exception of the change for the accounting of leases as a result of the adoption of Topic 842, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance, or potential significance, to the Company.
Leases
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in intangible and other assets, net; other accrued liabilities; and other long-term liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2019. The Company currently does not have any finance leases.
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
The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s real estate and automobile leases. Additionally, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and lease liabilities for the Company’s automobile leases. The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term, or long-term investments as of June 30, 2019, and December 31, 2018 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2019
Cash	$264.0	$—	$—	$264.0	$264.0	$—	$—
Level 1:
Money market funds	515.3	—	—	515.3	515.3	—	—
U.S. treasuries	1,737.8	10.3	(0.9)	1,747.2	11.0	892.0	844.2
Subtotal	2,253.1	10.3	(0.9)	2,262.5	526.3	892.0	844.2
Level 2:
Commercial paper	83.1	—	—	83.1	—	83.1	—
Corporate debt securities	1,910.4	16.5	(0.5)	1,926.4	—	647.9	1,278.5
U.S. government agencies	584.6	1.1	(0.6)	585.1	—	289.2	295.9
Municipal securities	26.8	0.3	—	27.1	—	15.9	11.2
Subtotal	2,604.9	17.9	(1.1)	2,621.7	—	1,036.1	1,585.6
Total assets measured at fair value	$5,122.0	$28.2	$(2.0)	$5,148.2	$790.3	$1,928.1	$2,429.8

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2018
Cash	$269.4	$—	$—	$269.4	$269.4	$—	$—
Level 1:
Money market funds	569.1	—	—	569.1	569.1	—	—
U.S. treasuries	1,477.8	1.7	(5.3)	1,474.2	10.0	897.8	566.4
Subtotal	2,046.9	1.7	(5.3)	2,043.3	579.1	897.8	566.4
Level 2:
Commercial paper	110.7	—	—	110.7	1.4	109.3	—
Corporate debt securities	1,607.8	1.3	(4.8)	1,604.3	8.0	724.5	871.8
U.S. government agencies	791.8	0.3	(3.8)	788.3	—	468.9	319.4
Municipal securities	18.4	—	—	18.4	—	4.7	13.7
Subtotal	2,528.7	1.6	(8.6)	2,521.7	9.4	1,307.4	1,204.9
Total assets measured at fair value	$4,845.0	$3.3	$(13.9)	$4,834.4	$857.9	$2,205.2	$1,771.3

As of December 31, 2018, the Company also recorded $36.5 million of restricted cash equivalents (comprised of money market funds and U.S. treasuries which would be considered highly liquid investments with original maturity dates that are 90 days or less) in connection with a concluded legal matter in prepaids and other current assets in the accompanying Condensed Consolidated Balance Sheets.
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of June 30, 2019 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$1,949.8	$1,952.1
Mature in one to five years	2,389.9	2,413.8
Mature in more than five years	3.0	3.0
Total	$4,342.7	$4,368.9

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
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, and Indian Rupee. The net gains (losses) recognized in interest and other income, net in the

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019, and 2018, were not material.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Notional amounts:
Forward contracts	$178.7	$183.0	$192.2	$182.7
Gross fair value recorded in:
Prepaids and other current assets	$1.9	$3.1	$1.6	$4.1
Other accrued liabilities	$0.8	$0.9	$0.8	$1.1

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	As of
Inventory	June 30, 2019	December 31, 2018
Raw materials	$188.4	$164.1
Work-in-process	59.0	40.0
Finished goods	265.4	204.9
Total inventory	$512.8	$409.0

	As of
Other accrued liabilities—short-term	June 30, 2019	December 31, 2018
Taxes payable	$24.3	$39.1
Litigation related accruals	5.7	55.0
Other accrued liabilities	144.9	137.7
Current portion of contingent consideration	35.7	—
Total other accrued liabilities—short-term	$210.6	$231.8

	As of
Other long-term liabilities	June 30, 2019	December 31, 2018
Income taxes—long-term	$266.0	$270.2
Deferred revenue—long-term	31.7	33.0
Other long-term liabilities	146.8	35.4
Total other long-term liabilities	$444.5	$338.6

Goodwill and Intangible Assets
The increases in goodwill and intangible assets from December 31, 2018, to June 30, 2019, primarily relate to the Company’s majority-owned Joint Venture with Fosun Pharma acquiring certain assets from Chindex and its affiliates, a subsidiary of Fosun Pharma, including distribution rights, customer relationships, and certain personnel on January 5, 2019, which collectively met the definition of a business. Chindex was the Company’s distributor of da Vinci products and services in China. The transaction enhances the Company’s ability to serve patients, surgeons, and hospitals in China.
The total purchase consideration of $66.0 million, as of the acquisition date, included a contingent consideration liability of $64.7 million and an upfront cash payment of $1.3 million. The amount and timing of the future contingent consideration payments are based upon achieving certain commercial milestones in 2019 and 2020. As of the acquisition date, the estimated total undiscounted contingent consideration was approximately $81 million, and there were no significant changes to this estimate as of June 30, 2019. The contingent consideration liability was measured at estimated fair value using a discounted cash flow model, which require significant inputs not observable in the market, and thus represents a Level 3 measurement. Key assumptions include

(1) the probability and timing of milestone achievement based on projected future revenues in 2019 and 2020, and (2) the discount rate used to calculate the present value of the milestone payments. On each reporting period until the contingent consideration is settled, the Company will re-measure the contingent consideration liability and record changes in fair value within selling, general and administrative expenses. For the six months ended June 30, 2019, the contingent consideration liability increased primarily due to accretion expense of $7.1 million, partly offset by payments of $2.0 million. Changes to the contingent consideration liability can result from adjustments to discount rates, accretion due to the passage of time, or changes in estimates of the likelihood or timing of achieving the commercial milestones. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.
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
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Six Months Ended June 30,
	2019	2018
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$89.0	$49.0
Deferred payments and contingent consideration related to business combinations	$64.7	$—

NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2019	2018	2019	2018
Instruments and accessories	$428.6	$360.3	$836.0	$697.9
Systems	232.6	172.4	393.3	296.4
Services	124.1	112.0	247.6	222.8
Total U.S. revenue	$785.3	$644.7	$1,476.9	$1,217.1

Outside of U.S. (“OUS”)
Instruments and accessories	$149.9	$115.8	$294.8	$238.5
Systems	111.2	105.0	198.0	215.5
Services	52.5	43.8	102.9	85.7
Total OUS revenue	$313.6	$264.6	$595.7	$539.7

Total
Instruments and accessories	$578.5	$476.1	$1,130.8	$936.4
Systems	343.8	277.4	591.3	511.9
Services	176.6	155.8	350.5	308.5
Total revenue	$1,098.9	$909.3	$2,072.6	$1,756.8

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was approximately $1,415.9 million as of June 30, 2019. The remaining performance obligations are expected to be satisfied over the term of the individual sales arrangements, which generally are 5 years.

Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2019	December 31, 2018
Contract assets	$20.0	$12.4
Deferred revenue	$338.5	$327.3

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
During the three and six months ended June 30, 2019, the Company recognized revenue of $91.5 million and $223.7 million, respectively, which was included in the deferred revenue balance as of December 31, 2018. During the three and six months ended June 30, 2018, the Company recognized revenue of $82.0 million and $197.8 million, respectively, which was included in the deferred revenue balance as of December 31, 2017.
Intuitive Surgical da Vinci System Leasing
The Company enters into sales-type lease and operating lease arrangements with certain qualified customers. Sales-type leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices as prescribed by the Company’s revenue recognition policy. Lease elements generally include a da Vinci Surgical System or system component, while non-lease elements generally include service, instruments and accessories. For some lease arrangements, the customers are provided with the right to purchase the leased system at some point during and/or at the end of the lease term. Except for certain usage-based lease arrangements, lease arrangements generally do not provide rights for the customers to exit or terminate the lease without incurring a penalty. For some leases, lease payments are based on the usage of the systems.
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
The following table presents revenue from our lease arrangements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales-type lease revenue	$15.3	$13.3	$19.9	$25.3
Operating lease revenue	$25.1	$11.5	$45.5	$21.0

Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial capital sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Company’s Condensed Consolidated

Balance Sheets were $39.8 million and $34.2 million as of June 30, 2019, and December 31, 2018, respectively. The Company did not incur any impairment losses during the periods presented.
NOTE 6.    LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2019	December 31, 2018
Gross lease receivables	$157.0	$150.4
Unearned income	(7.3)	(6.3)
Allowance for credit loss	(1.0)	(1.0)
Net investment in sales-type leases	$148.7	$143.1
Reported as:
Prepaids and other current assets	$52.5	$51.2
Intangible and other assets, net	96.2	91.9
Total, net	$148.7	$143.1
Contractual maturities of gross lease receivables at June 30, 2019, are as follows (in millions):

Fiscal Year	Amount
2019	$26.0
2020	54.4
2021	37.6
2022	21.4
2023	12.5
2024 and thereafter	5.1
Total	$157.0

Operating Leases. The Company’s operating lease terms are generally five years or less with its customers. As of June 30, 2019, the maturities of lease payments are as follows (in millions):

Fiscal Year	Amount
2019	$56.7
2020	112.8
2021	94.8
2022	76.8
2023	51.2
2024 and thereafter	9.9
Total	$402.2

Contingent rental revenue relating to operating lease arrangements were not material for the periods presented.
The components of operating lease assets, which are presented within property, plant, and equipment, net on the Condensed Consolidated Balance Sheets, are as follows (in millions):

	As of
	June 30, 2019	December 31, 2018
Gross operating lease assets	$210.0	$150.2
Less: Accumulated depreciation	(43.9)	(32.1)
Total operating lease assets, net	$166.1	$118.1

Lessee Information
The Company enters into operating leases for real estate, automobiles, and certain equipment. Operating lease expense was $4.6 million and $8.9 million for the three and six months ended June 30, 2019, respectively. For leases with terms of 12 months or less, the related expense for the three and six months ended June 30, 2019, was not material.
Supplemental cash flow information for the six months ended June 30, 2019, related to operating leases was as follows (in millions):

Cash paid for leases that were included within operating cash outflows	$8.3
Right-of-use assets recognized related to new lease obligations	$12.2

Supplemental balance sheet information, as of June 30, 2019, related to operating leases was as follows (in millions, except lease term and discount rate):

Reported as:
Intangible and other assets, net (Right-of-use assets)	$72.8
Other accrued liabilities	$5.5
Other long-term liabilities	69.6
Total lease liabilities	$75.1
Weighted average remaining lease term	7 years
Weighted average discount rate	3.6%

As of June 30, 2019, the future payments related to the Company’s operating lease liabilities are scheduled as follows (in millions):

Fiscal Year	Amount
2019	$4.5
2020	11.9
2021	16.9
2022	12.4
2023	11.1
2024 and thereafter	29.8
Total lease payments	$86.6
Less imputed interest	(11.5)
Total operating lease liabilities	$75.1

ASC 840 Disclosures
The Company elected the alternative modified transition method and is required to present previously disclosed information under the prior accounting standards for leases.
Lessor Information
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

Lessee Information
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
During the three and six months ended June 30, 2019, the Company recorded no litigation charges related to the tolled product liability claims described below, compared with zero and $4.5 million during the three and six months ended June 30, 2018, respectively. A total of $4.2 million and $10.5 million associated with these matters were included in other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, respectively.
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

In addition to the filed cases, the Company previously reported on a substantial number of claims relating to alleged complications from surgeries performed with certain versions of Monopolar Curved Scissor (“MCS”) instruments which included an MCS tip cover accessory that was the subject of a market withdrawal in 2012 and MCS instruments that were the subject of a recall in 2013. In an effort to avoid the expense and distraction of defending multiple lawsuits, the Company entered into tolling agreements to pause the applicable statutes of limitations for many of these claims and engaged in confidential mediation efforts. It is the Company’s position that as of June 30, 2019, all such “tolling agreements” have expired and the majority of the “tolled claims” have either been resolved or the claims have been filed.
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
On August 27, 2018, Ethicon filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s SureForm 60 Staplers infringe five of Ethicon’s patents. Ethicon asserts infringement of the U.S. Patent Nos. 9,884,369, 7,490,749, 8,602,288, 8,602,287, and 9,326,770. The Company filed an answer denying all claims. On March 19, 2019, Ethicon filed a Motion for Leave to File a First Amended Complaint, removing allegations related to U.S. Patent No. 9,326,770 and adding allegations related to U.S. Patent Nos. 9,844,379 and 8,479,969. On July 17, 2019, the court entered an order denying the amendment, without prejudice, and granting the parties’ joint stipulation to stay the case in its entirety.
On May 30, 2019, Ethicon filed a complaint with the U.S. International Trade Commission (“USITC”), asserting infringement of U.S. Patent Nos. 9,884,369, 7,490,749, 9,844,379, 9,113,874, and 8,479,969. On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint.
Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.

NOTE 8.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	115.4	$0.1	$5,328.8	$1,696.0	$(0.7)	$7,024.2	$16.2	$7,040.4
Issuance of common stock through employee stock plans	0.2		30.8			30.8		30.8
Shares withheld related to net share settlement of equity awards	—		(0.3)	(6.1)		(6.4)		(6.4)
Share-based compensation expense related to employee stock plans			81.6			81.6		81.6
Repurchase and retirement of common stock	(0.4)		(10.8)	(189.2)		(200.0)		(200.0)
Net income attributable to Intuitive Surgical, Inc.				318.3		318.3		318.3
Other comprehensive income					16.8	16.8		16.8
Net loss attributable to noncontrolling interest in joint venture						—	(1.9)	(1.9)
Ending balance	115.2	$0.1	$5,430.1	$1,819.0	$16.1	$7,265.3	$14.3	$7,279.6

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	113.3	$0.1	$4,817.1	$698.0	$(18.1)	$5,497.1	$9.3	$5,506.4
Issuance of common stock through employee stock plans	0.5		48.7			48.7		48.7
Shares withheld related to net share settlement of equity awards	(0.1)		(0.3)	(5.2)		(5.5)		(5.5)
Share-based compensation expense related to employee stock plans			63.3			63.3		63.3
Net income attributable to Intuitive Surgical, Inc.				255.3		255.3		255.3
Other comprehensive income					1.7	1.7		1.7
Net loss attributable to noncontrolling interest in joint venture						—	(0.7)	(0.7)
Ending balance	113.7	$0.1	$4,928.8	$948.1	$(16.4)	$5,860.6	$8.6	$5,869.2

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	114.5	$0.1	$5,170.3	$1,521.7	$(13.3)	$6,678.8	$8.7	$6,687.5
Issuance of common stock through employee stock plans	1.4		119.6			119.6		119.6
Shares withheld related to net share settlement of equity awards	(0.3)		(6.7)	(138.3)		(145.0)		(145.0)
Share-based compensation expense related to employee stock plans			157.7			157.7		157.7
Repurchase and retirement of common stock	(0.4)		(10.8)	(189.2)		(200.0)		(200.0)
Net income attributable to Intuitive Surgical, Inc.				624.8		624.8		624.8
Other comprehensive income					29.4	29.4		29.4
Capital contribution from noncontrolling interest						—	10.0	10.0
Net loss attributable to noncontrolling interest in joint venture						—	(4.4)	(4.4)
Ending balance	115.2	$0.1	$5,430.1	$1,819.0	$16.1	$7,265.3	$14.3	$7,279.6

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	112.3	$0.1	$4,679.2	$115.0	$(15.5)	$4,778.8	$1.6	$4,780.4
Adoption of new accounting standards				392.1	(1.3)	390.8		390.8
Issuance of common stock through employee stock plans	1.7		134.9			134.9		134.9
Shares withheld related to net share settlement of equity awards	(0.3)		(6.1)	(101.9)		(108.0)		(108.0)
Share-based compensation expense related to employee stock plans			120.8			120.8		120.8
Net income attributable to Intuitive Surgical, Inc.				542.9		542.9		542.9
Other comprehensive income					0.4	0.4		0.4
Capital contribution from noncontrolling interest						—	8.0	8.0
Net loss attributable to noncontrolling interest in joint venture						—	(1.0)	(1.0)
Ending balance	113.7	$0.1	$4,928.8	$948.1	$(16.4)	$5,860.6	$8.6	$5,869.2

Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under Repurchase Program to $2.0 billion. As of June 30, 2019, the remaining amount of share repurchases authorized by the Board was approximately $1.8 billion.

The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares repurchased	0.4	—	0.4	—
Average price per share	$477.44	$—	$477.44	$—
Value of shares repurchased	$200.0	$—	$200.0	$—

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax are as follows (in millions):

	Three Months Ended June 30, 2019
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.6	$1.8	$(0.7)	$(3.4)	$(0.7)
Other comprehensive income (loss) before reclassifications	(0.2)	18.0	(0.1)	—	17.7
Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	(0.1)	—	0.1	(0.9)
Net current-period other comprehensive income (loss)	(1.1)	17.9	(0.1)	0.1	16.8
Ending balance	$0.5	$19.7	$(0.8)	$(3.3)	$16.1

	Three Months Ended June 30, 2018
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(3.2)	$(17.5)	$6.8	$(4.2)	$(18.1)
Other comprehensive income (loss) before reclassifications	6.2	0.8	(5.9)	(0.3)	0.8
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	—	0.5	0.9
Net current-period other comprehensive income (loss)	6.6	0.8	(5.9)	0.2	1.7
Ending balance	$3.4	$(16.7)	$0.9	$(4.0)	$(16.4)

	Six Months Ended June 30, 2019
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.2	$(9.8)	$(0.3)	$(3.4)	$(13.3)
Other comprehensive income (loss) before reclassifications	3.3	29.6	(0.5)	(0.1)	32.3
Amounts reclassified from accumulated other comprehensive income (loss)	(3.0)	(0.1)	—	0.2	(2.9)
Net current-period other comprehensive income (loss)	0.3	29.5	(0.5)	0.1	29.4
Ending balance	$0.5	$19.7	$(0.8)	$(3.3)	$16.1

	Six Months Ended June 30, 2018
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.4)	$(11.3)	$2.3	$(4.1)	$(15.5)
Other comprehensive income (loss) before reclassifications	3.2	(6.6)	(1.4)	—	(4.8)
Amounts reclassified from accumulated other comprehensive income (loss)	2.6	1.2	—	0.1	3.9
Net current-period other comprehensive income (loss)	5.8	(5.4)	(1.4)	0.1	(0.9)
Ending balance	$3.4	$(16.7)	$0.9	$(4.0)	$(16.4)

NOTE 9.    SHARE-BASED COMPENSATION
In April 2019, the Company's shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 24,450,000 to 28,450,000. As of June 30, 2019, approximately 6.5 million shares of common stock were reserved for future issuance under the Company’s stock plans. A maximum of approximately 2.8 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the six months ended June 30, 2019, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2018	6.2	$200.79
Granted	0.3	$538.14
Exercised	(0.6)	$148.54
Forfeited/expired	(0.1)	$327.95
Balance at June 30, 2019	5.8	$223.43

As of June 30, 2019, options to purchase an aggregate of 4.7 million shares of common stock were exercisable at a weighted average price of $178.62 per share.

Restricted Stock Units Information
A summary of RSUs activity for the six months ended June 30, 2019, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	2.0	$295.70
Granted	0.7	$543.83
Vested	(0.7)	$251.74
Forfeited	(0.1)	$365.99
Unvested balance at June 30, 2019	1.9	$399.74
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $30.3 million and approximately 0.1 million shares for $25.3 million during the six months ended June 30, 2019, and 2018, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2019, and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales - products	$11.4	$8.9	$22.4	$17.1
Cost of sales - services	4.8	4.1	9.3	8.0
Total cost of sales	16.2	13.0	31.7	25.1
Selling, general and administrative	40.7	32.7	79.3	62.2
Research and development	25.1	17.9	47.9	34.2
Share-based compensation expense before income taxes	82.0	63.6	158.9	121.5
Income tax benefit	16.5	12.8	32.9	25.1
Share-based compensation expense after income taxes	$65.5	$50.8	$126.0	$96.4

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock plans and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock options and rights to acquire stock under the ESPP, as well as the weighted average assumptions used in calculating those fair values, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock Options
Risk-free interest rate	2.2%	2.7%	2.4%	2.6%
Expected term (in years)	4.3	4.2	4.3	4.3
Expected volatility	30%	33%	31%	33%
Fair value at grant date	$142.63	$139.43	$155.35	$131.53
ESPP
Risk-free interest rate	—	—	2.5%	1.9%
Expected term (in years)	—	—	1.2	1.2
Expected volatility	—	—	31%	32%
Fair value at grant date	—	—	$154.20	$124.61
NOTE 10.    INCOME TAXES
Income tax expense for the three months ended June 30, 2019, was $75.4 million, or 19.2% of income before taxes, compared with $41.0 million, or 13.9% of income before taxes, for the three months ended June 30, 2018. Income tax expense for the six months ended June 30, 2019, was $51.1 million, or 7.6% of income before taxes, compared with $43.6 million, or 7.4% of income before taxes, for the six months ended June 30, 2018.

The effective tax rates for the three and six months ended June 30, 2019, and 2018, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and federal research and development (“R&D”) credit benefit, partially offset by state income taxes (net of federal benefit) and U.S. tax on foreign earnings.
As of June 30, 2019, the Company had a total of gross unrecognized tax benefits of $87.8 million compared with $78.8 million as of December 31, 2018. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
In the third quarter of 2015, the Company recorded a $29.3 million tax benefit due to a U.S. Tax Court opinion (the “2015 Opinion”) issued in July 2015 involving an independent third party related to intercompany charges for share-based compensation. Based on the findings of the U.S. Tax Court, the Company was required to, and did, refund to its foreign subsidiaries the share-based compensation element of certain intercompany charges made in prior periods. Starting from 2015, share-based compensation has been excluded from intercompany charges. In June 2019, the Ninth Circuit Court of Appeals reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Since the Ninth Circuit Opinion potentially is subject to further judicial review, the Company continues to treat its share-based compensation expense in accordance with the 2015 Opinion and continues to recognize the related tax benefits in its financial statements based upon its evaluation of the position in light of the present facts. In the event of a final opinion which reverses the 2015 Opinion, there may be an adverse impact to the Company’s income tax expense and effective tax rate.
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
NOTE 11.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. for the three and six months ended June 30, 2019, and 2018 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$318.3	$255.3	$624.8	$542.9
Denominator:
Weighted average shares outstanding used in basic calculation	115.4	113.5	115.2	113.2
Add: dilutive effect of potential common shares	3.9	5.0	4.2	5.1
Weighted average shares outstanding used in diluted calculation	119.3	118.5	119.4	118.3
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.76	$2.25	$5.42	$4.80
Diluted	$2.67	$2.15	$5.23	$4.59

Share-based compensation awards of approximately 1.2 million and 0.3 million shares for the three months ended June 30, 2019, and 2018, respectively, and approximately 0.5 million and 0.2 million for the six months ended June 30, 2019, and 2018, respectively, were outstanding, but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

NOTE 12.    SUBSEQUENT EVENT
In July 2019, the Company entered into an agreement to acquire certain assets and operations from Schölly Fiberoptic GmbH (“Schölly”), a supplier of endoscopes and other visualization equipment, for cash consideration of approximately $100 million (the “Schölly Acquisition”). The exact amount of the purchase consideration and timing of the closing of the Schölly Acquisition is subject to certain substantive closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly- and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of June 30, 2019, and results of operations for the three and six months ended June 30, 2019, and 2018, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our acquisitions, expected business, new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: the impact of global and regional economic and credit market conditions on healthcare spending; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; our ability to integrate acquisitions; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships; procedure counts; regulatory approvals, clearances and restrictions, or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; unanticipated manufacturing disruptions or the inability to meet demand for products; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017 and the da Vinci SP Surgical system in the third quarter of 2018. We are early in the launch of our da Vinci SP Surgical System and have placed 34 da Vinci SP systems through June 30, 2019. Our plans for the rollout of the da Vinci SP Surgical System will include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received U.S. FDA clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek U.S. FDA clearances for additional indications for da Vinci SP over time. The success of the da Vinci SP product is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We offer over 80 different multi-port da Vinci instruments to provide surgeons flexibility in choosing the types of tools needed to perform a particular surgery. These multi-port instruments are generally robotically controlled and provide end effectors (tips) that are similar to those used in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci Xi and da Vinci X platforms, including the da Vinci Vessel Sealer Extend and da Vinci Stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. Da Vinci X and da Vinci Xi Surgical Systems share the same instruments whereas the da Vinci Si Surgical System uses instruments that are not compatible with X or Xi systems. We currently offer nine core instruments on our da Vinci SP Surgical System. We plan to expand the SP instrument offering over time.
Training technologies include our da Vinci Skills Simulator, da Vinci Connect remote case observation and mentoring tool, and our dual console for use in surgeon proctoring and collaborative surgery.
During the first quarter 2019 the U.S. FDA cleared our Ion endoluminal system to enable minimally invasive biopsy in the peripheral lung. Our Ion system will extend our commercial offering beyond surgery into diagnostics with this first application. We are introducing the Ion system in the U.S. in a measured fashion while we optimize training pathways, our supply chain, and collect additional clinical data. We anticipate commercial shipments to begin by the end of 2019. The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
Business Model
Overview
We generate revenue from the placements of da Vinci Surgical Systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in operating lease transactions where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as the revenue from operating leases. The da Vinci Surgical System generally sells for between approximately $0.5 million and $2.5 million, depending upon the model, configuration and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We earn between approximately $700 to $3,500 of instrument and accessory revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. We typically enter into service contracts at the time systems are sold at an annual fee of approximately $80,000 to $190,000, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
The Ion endoluminal system program will have a business model consistent with the da Vinci Surgical System model described above. Consistent with da Vinci Surgical Systems, we plan to initially place the Ion system as a piece of capital equipment. Once the system is installed, we plan to earn recurring revenue from sales of consumables used in biopsies and ongoing services. For 2019, we are introducing the Ion system in the U.S. in a measured fashion. The associated impact to revenue and gross margin is not expected to be significant.
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
Intuitive Surgical da Vinci System Leasing
Since 2013, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire da Vinci Surgical Systems and expand their robotic-assisted surgery programs while leveraging our balance sheet. These leases generally have commercially competitive terms as compared with other third-party entities that offer equipment leasing. We include both operating and sales-type leases in our system shipment and installed base disclosures. We exclude operating leases from our average selling price (“ASP”) computations.
In the years ended December 31, 2018, 2017, and 2016, we shipped 272, 139, and 95 systems, respectively, under lease arrangements, of which 229, 108, and 62, respectively, were operating leases or usage-based arrangements. Revenue from operating lease arrangements is generally recognized on a straight-line basis over the lease term. More recently, we have entered usage-based arrangements with certain large customers whereby system and service revenue is recognized as the systems are used. We set operating lease and usage-based pricing at a modest premium relative to purchased systems reflecting the time value of money and, in the case of usage-based arrangements, the risk that system utilization may fall short of anticipated levels. The proportion of revenue recognized from usage-based arrangements has not been significant and has been included in our operating lease metrics herein. Operating lease revenue has grown faster than overall system revenue and was $51.4 million, $25.9 million, and $16.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Generally, lease transactions generate similar gross margins as our sale transactions. As of June 30, 2019, a total of 486 da Vinci Surgical Systems were installed at customers under operating lease arrangements.
Our da Vinci system leasing provides customers with flexibility regarding how they acquire or obtain access to da Vinci Surgical Systems. We believe leasing and alternative financing structures, such as usage-based payment models have been effective and well-received, and we are willing to expand the proportion of these structures based on customer demand. As revenue for operating leases is recognized over the lease terms, total system revenue growth is reduced in a period when the number of operating lease placements increase as a proportion of total system placements.
For some operating lease arrangements, our customers are provided with the right to purchase the leased system at certain points during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $48.8 million, $39.5 million, and $38.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. We expect that revenue recognized from customer exercises of the buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options.
Systems Revenue
System placements are driven by procedure growth in most markets. In geographies where da Vinci procedure adoption is in an early stage, system sales will precede procedure growth. System placements also vary due to seasonality largely aligned with hospital budgeting cycles. We typically place a higher proportion of annual system placements in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. System revenue grew 21% to $1,127.1 million in 2018; 16% to $928.4 million in 2017; and 11% to $800.0 million in 2016. System revenue is also affected by the proportion of systems placed that are under operating lease arrangements, recurring operating lease revenue, operating lease buyouts, product mix, ASPs, trade-in activities, and customer mix.

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
Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably benign hernia repairs, hysterectomies, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality in the U.S. for these procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods.
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
Regulatory Activities
Overview
Our products must meet the requirements of a large and growing body of international standards that govern the product safety, efficacy, advertising, labeling, safety reporting design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use, and disposal of our products. Examples of such standards include electrical safety standards such as those of the International Electrotechnical Commission, and composition standards such as the Reduction of Hazardous Substances and the Waste Electrical and Electronic Equipment Directives. Failure to meet these standards could limit our ability to market our products in those regions that require compliance to such standards.
Our products and operations are also subject to increasingly stringent medical device, privacy, and other regulations by regional, federal, state, and local authorities. We anticipate that timelines for introduction of new products and/or indications may be extended relative to past experience as a result of these regulations.
Clearances and Approvals
We have obtained the clearances required to market our multi-port products associated with all of our da Vinci Surgical Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate.
In June 2019, we obtained U.S. FDA clearance for our da Vinci Handheld Camera (see the description of the da Vinci Handheld Camera in the New Product Introductions section below).
In February 2019, we obtained U.S. FDA clearance for our Ion endoluminal system, our new flexible robotic-assisted catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies (see the description of the Ion endoluminal system in the New Product Introductions section below). We are introducing the Ion endoluminal system in a measured fashion while we optimize training pathways, our supply chain, and collect additional clinical data. We anticipate commercial shipments to begin by the end of 2019.
In February 2019, we obtained U.S. FDA clearance for our IRISTM augmented reality product (see the description of IRIS in the New Product Introductions section below). IRIS is a service that delivers a 3D image of the patient anatomy (initially targeting kidneys) to aid surgeons in both pre- and intra-operative settings. We are in the early stages of an IRIS pilot study in the field at a small group of U.S. hospitals to gain initial product experience and insights.
In December 2018, we received clearance for our da Vinci Xi Surgical System in China. The Xi clearance does not include advanced energy, stapling, or wireless table motion products which attach to the Xi system. Separate clearances are required for each of these products by China National Medical Products Administration (“NMPA”).

In May 2018, we obtained U.S. FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we received U.S. FDA clearance for the da Vinci SP for certain transoral procedures. We also received regulatory clearance for the da Vinci SP Surgical System in South Korea in May 2018. We are introducing the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have placed 34 da Vinci SP systems with customers through June 30, 2019.
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
The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of even numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data/economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for da Vinci Prostatectomy (“dVP”) and partial nephrectomy, respectively. Most prostatectomies and partial nephrectomies were open procedures prior to da Vinci reimbursement. Da Vinci procedure reimbursement for dVP and partial nephrectomy procedures are higher than open procedure reimbursements. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy and hysterectomy, for both malignant and benign conditions. These additional 12 reimbursed procedures have varying levels of conventional, laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 12 procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedures. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursements for additional procedures, then the demand for our products in Japan could be limited.
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
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures grew approximately 17% for the six months ended June 30, 2019, compared with 17% for the six months ended June 30, 2018. U.S. procedure growth was approximately 16% for the six months ended June 30, 2019, compared with 16% for the six months ended June 30, 2018. Year-to-date 2019 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair, cholecystectomy, colorectal, and bariatric procedures. Year-to-date procedures growth was also driven by growth in thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories.
Procedure volume OUS grew approximately 21% for the six months ended June 30, 2019, compared with 20% for the six months ended June 30, 2018. Year-to-date 2019 OUS procedure growth was driven by continued growth in dVP procedures and earlier stage growth in general surgery, gynecology, and kidney cancer procedures. Slightly higher year-to-date 2019 procedure growth was driven by higher procedure growth in Japan attributable to additional procedures granted reimbursement status in April 2018, partially offset by lower procedure growth in China. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures.

U.S. General Surgery. Growth in general surgery procedures continued to drive the majority of incremental procedures during the six months ended June 30, 2019. Ventral and inguinal hernia repairs contributed the most incremental cases during the six months ended June 30, 2019, as they did in 2018 and 2017. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in surgical complexity associated with treatment of various hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
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
U.S. Gynecology. Growth in gynecology procedures during the six months ended June 30, 2019, increased modestly compared to 2018 driven by higher growth in benign hysterectomy procedures, partially offset by moderating growth in hysterectomy for cancer. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions. We believe that our growth in gynecologic procedures over the past several years has primarily been driven by consolidation of gynecologic procedures into higher volume surgeons that focus on cancer and complex surgeries.
Global Urology. Global urology procedures have also been a strong contributor to our overall procedure growth. In the U.S., dVP is the standard of care for the surgical treatment of prostate cancer and we believe growth is largely aligned with surgical volumes of prostate cancer. For OUS, dVP is at various stages of adoption in different areas of the world but is the largest overall da Vinci procedure. Year-to-date 2019 growth in OUS dVP was consistent with growth in 2018.
Kidney cancer procedures have also been a strong contributor to our recent global urology growth. Clinical publications have demonstrated that the use of a da Vinci system increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically surgical society guideline-recommended therapy.
OUS Procedures. Year-to-date 2019 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. In 2018 and year-to-date 2019, procedure growth in China moderated as the previous systems quota expired at the end of 2015 and systems installed in China are highly utilized. In October 2018, the China National Health Commission announced a new quota to allow the sale of 154 new surgical robots into China through 2020, which could include da Vinci Surgical Systems. This quota applies to the da Vinci Si and recently approved Xi Surgical Systems (refer to the previous discussion in the “Clearances and Approvals” section), as well as competitors’ products when and if cleared by NMPA. Sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on provincial allocation processes and hospitals completing a tender process and receiving associated approvals. In Japan, we have experienced strong procedure growth since receiving the national reimbursements for dVP and partial nephrectomy. However, as adoption for these procedures has progressed towards higher levels of penetration, growth in these two urologic procedures has moderated. A total of 12 additional da Vinci procedures were granted national reimbursement status effective April 1, 2018, including gastrectomy, anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. Procedure growth in Japan has accelerated since the new procedures were granted reimbursement status. However, these additional 12 reimbursed procedures have varying levels of conventional laparoscopic penetration and are reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedure. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursement for additional procedures, then the demand for our products in Japan could be limited.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by factors including hospital response to the evolving health care environment under the current U.S. administration, procedure growth rates, hospital consolidation trends, evolving system utilization and point of care dynamics, capital replacement trends, additional reimbursements in various global markets, including Japan, the timing around governmental tenders and authorizations, including China, the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments, market response as well as other economic and geopolitical factors. Market acceptance of our recently launched da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements. Demand may also be impacted by robotic surgery competition, including from companies that have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field including, but not limited to: Avatera Medical GmbH; CMR Surgical Limited; Johnson & Johnson (including their recent acquisition of Auris Health, Inc.); Medicaroid Inc.; MedRobotics Corp.; Medtronic PLC.; meerecompany Inc.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical, Inc.; TransEnterix, Inc.; Verb Surgical Inc. (a joint venture between Johnson & Johnson and Google Inc.); and Wego Holding Co., Ltd.
Many of the above factors will also impact future demand for our recently cleared Ion system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, such as, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.
New Product Introductions
Ion endoluminal system. In February 2019, we obtained U.S. FDA clearance for the Ion endoluminal system, our new flexible robotic-assisted catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can move 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which physicians can navigate through small and tortuous airways to reach nodules in any airway segment within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. We are introducing Ion in a measured fashion while we optimize training pathways, our supply chain, and collect additional clinical data. We anticipate commercial shipments to begin by the end of 2019.
Da Vinci SP Surgical System. In May 2018, we obtained U.S. FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we received U.S. FDA clearance for the da Vinci SP for certain transoral procedures. The da Vinci SP system includes three, multi-jointed, wristed instruments and the first da Vinci fully wristed 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces. The system enables flexible port placement and broad internal and external range of motion (e.g. 360-degrees of anatomical access) through the single SP arm. Surgeons control the fully articulating instruments and the camera on the da Vinci SP system, which uses the same fourth generation surgeon console as the da Vinci X and Xi systems. The da Vinci SP system provides surgeons with robotic-assisted technology designed for deep and narrow access to tissue in the body. We anticipate pursuing further regulatory clearances for the da Vinci SP, including colorectal applications, broadening the applicability of the SP platform over time. We are introducing the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have placed 34 SP Surgical Systems with customers through June 30, 2019.
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

IRIS. In February 2019, we obtained U.S. FDA clearance for our IRIS augmented reality product. IRIS is a service that delivers a 3D image of the patient anatomy (initially targeting kidneys) to aid surgeons in both the pre- and intra-operative settings. We are now in the early stages of an IRIS pilot study in the field at a small group of U.S. hospitals to gain initial product experience and insights.
Da Vinci Handheld Camera. In June 2019, we obtained U.S. FDA clearance for our da Vinci Handheld Camera. The da Vinci Handheld Camera is a lightweight 2D camera head which can be connected to third-party laparoscopes. This allows the laparoscopic image to be displayed on the da Vinci X/Xi vision cart to address aspects of da Vinci procedures that may require use of a laparoscope. We plan to launch and begin commercial activities for the da Vinci Handheld Camera by the end of 2019.
Acquisition of Certain Assets from Schölly Fiberoptic
In July 2019, we entered into an agreement to acquire certain assets and operations from Schölly Fiberoptic GmbH (“Schölly”), a supplier of endoscopes and other visualization equipment, for cash consideration of approximately $100 million (the “Schölly Acquisition”). The exact amount of the purchase consideration and timing of the closing of the Schölly Acquisition is subject to certain substantive closing conditions.
The process to manufacture endoscopes is complex, and it cannot be assured that we can successfully integrate the endoscope manufacturing operations subsequent to the closing of the Schölly Acquisition. For example, we may be unable to retain the employees of Schölly or its current suppliers. The integration process will be complex and involves the integration of manufacturing operations across multiple sites globally. The integration may require expenses and time in excess of expectations. Integrating the Schölly Acquisition will also involve getting certain regulatory approvals and re-certification of manufacturing sites. If we cannot successfully integrate or manufacture endoscopes subsequent to the Schölly Acquisition, it may have an adverse impact on our business, financial condition, results of operations, or cash flows.
Second Quarter 2019 Financial Highlights

•	Total revenue increased by 21% to $1,098.9 million during the three months ended June 30, 2019, compared with $909.3 million during the three months ended June 30, 2018.

•
Approximately 301,000 da Vinci procedures were performed during the three months ended June 30, 2019, an increase of approximately 17% compared with approximately 257,000 for the three months ended June 30, 2018.

•	Instrument and accessory revenue increased by 22% to $578.5 million during the three months ended June 30, 2019, compared with $476.1 million during the three months ended June 30, 2018.

•	Systems revenue increased by 24% to $343.8 million during the three months ended June 30, 2019, compared with $277.4 million during the three months ended June 30, 2018.

•
A total of 273 da Vinci Surgical Systems were shipped during the three months ended June 30, 2019, an increase of 24% compared with 220 during the three months ended June 30, 2018. As of June 30, 2019, we had a da Vinci Surgical System installed base of approximately 5,270 systems, an increase of approximately 13% compared with the installed base as of June 30, 2018.

•	Gross profit as a percentage of revenue was 69.1% for the three months ended June 30, 2019, compared with 69.5% for the three months ended June 30, 2018.

•
Operating income increased by 29% to $359.0 million during the three months ended June 30, 2019, compared with $277.4 million during the three months ended June 30, 2018. Operating income for the three months ended June 30, 2018, included pre-tax litigation related charges of $42.5 million. Operating income included $82.0 million and $63.6 million of share-based compensation expense related to employee stock plans during the three months ended June 30, 2019, and 2018, respectively. Operating income included intangible asset charges of $10.6 million and $5.6 million for the three months ended June 30, 2019 and 2018, respectively.

•
As of June 30, 2019, we had $5.1 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $313.8 million, compared with December 31, 2018, primarily as a result of cash generated from operating activities, partially offset by share repurchases and capital expenditures.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of total revenue	2018	% of total revenue	2019	% of total revenue	2018	% of total revenue
Revenue:
Product	$922.3	84%	$753.5	83%	$1,722.1	83%	$1,448.3	82%
Service	176.6	16%	155.8	17%	350.5	17%	308.5	18%
Total revenue	1,098.9	100%	909.3	100%	2,072.6	100%	1,756.8	100%
Cost of revenue:
Product	283.4	26%	228.1	25%	529.8	25%	429.6	24%
Service	56.5	5%	48.9	5%	114.2	6%	101.1	6%
Total cost of revenue	339.9	31%	277.0	30%	644.0	31%	530.7	30%
Product gross profit	638.9	58%	525.4	58%	1,192.3	58%	1,018.7	58%
Service gross profit	120.1	11%	106.9	12%	236.3	11%	207.4	12%
Gross profit	759.0	69%	632.3	70%	1,428.6	69%	1,226.1	70%
Operating expenses:
Selling, general and administrative	279.2	25%	259.8	29%	552.6	27%	481.4	27%
Research and development	120.8	11%	95.1	10%	264.8	13%	190.6	11%
Total operating expenses	400.0	36%	354.9	39%	817.4	40%	672.0	38%
Income from operations	359.0	33%	277.4	31%	611.2	29%	554.1	32%
Interest and other income, net	32.8	3%	18.2	2%	60.3	3%	31.4	1%
Income before taxes	391.8	36%	295.6	33%	671.5	32%	585.5	33%
Income tax expense	75.4	7%	41.0	5%	51.1	2%	43.6	2%
Net income	316.4	29%	254.6	28%	620.4	30%	541.9	31%
Less: net loss attributable to noncontrolling interest in joint venture	(1.9)	—%	(0.7)	—%	(4.4)	—%	(1.0)	—%
Net income attributable to Intuitive Surgical, Inc.	$318.3	29%	$255.3	28%	$624.8	30%	$542.9	31%
Total Revenue
Total revenue was $1,098.9 million for the three months ended June 30, 2019, compared with $909.3 million for the three months ended June 30, 2018, resulting from 22% higher instrument and accessory revenue driven by approximately 17% higher procedure volume, 24% higher systems revenue, and 13% higher service revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 17% and 18% for the three and six months ended June 30, 2019, respectively, and 19% and 20% for the three and six months ended June 30, 2018, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the three months ended June 30, 2019, as compared with the three months ended June 30, 2018.
Revenue generated in the U.S. accounted for 71% of total revenue for both three and six months ended June 30, 2019, respectively, and 71% and 69% for the three and six months ended June 30, 2018, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and minimally invasive surgery, and initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and da Vinci Surgical System unit shipments for the three and six months ended June 30, 2019, and 2018, respectively (in millions, except percentages and unit shipments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Instruments and accessories	$578.5	$476.1	$1,130.8	$936.4
Systems	343.8	277.4	591.3	511.9
Total product revenue	922.3	753.5	1,722.1	1,448.3
Services	176.6	155.8	350.5	308.5
Total revenue	$1,098.9	$909.3	$2,072.6	$1,756.8
United States	$785.3	$644.7	$1,476.9	$1,217.1
OUS	313.6	264.6	595.7	539.7
Total revenue	$1,098.9	$909.3	$2,072.6	$1,756.8
% of Revenue - U.S.	71%	71%	71%	69%
% of Revenue - OUS	29%	29%	29%	31%

Instruments and accessories	$578.5	$476.1	$1,130.8	$936.4
Services	176.6	155.8	350.5	308.5
Operating lease revenue	25.1	11.5	45.5	21.0
Total recurring revenue	$780.2	$643.4	$1,526.8	$1,265.9
% of Total revenue	71%	71%	74%	72%

Unit Shipments by Region:
U.S. unit shipments	193	138	347	250
OUS unit shipments	80	82	161	155
Total unit shipments*	273	220	508	405
*Systems shipped under operating leases (included in total unit shipments)	88	44	166	87

Unit Shipments involving System Trade-ins:
Unit shipments involving trade-ins	103	74	188	131
Unit shipments not involving trade-ins	170	146	320	274

Product Revenue
Three months ended June 30, 2019
Product revenue increased by 22% to $922.3 million for the three months ended June 30, 2019, compared with $753.5 million for the three months ended June 30, 2018.
Instrument and accessory revenue increased by 22% to $578.5 million for the three months ended June 30, 2019, compared with $476.1 million for the three months ended June 30, 2018. The increase in instrument and accessory revenue was driven by procedure growth of approximately 17% and higher sales of our advanced instruments. Second quarter 2019 U.S. procedure growth of approximately 16% was driven by growth in general surgery procedures, most notably hernia repair, colorectal, cholecystectomy, and bariatric procedures, thoracic procedures, and a moderate growth in the more mature gynecologic and urologic procedures categories. OUS procedure growth was approximately 20% for the second quarter of 2019, and was driven by continued growth in dVP procedures, earlier stage growth in general surgery, gynecology, and kidney cancer procedures. Geographically, second quarter 2019 OUS procedure growth was driven by procedure expansion in Germany, France, and Japan.
Systems revenue increased by 24% to $343.8 million for the three months ended June 30, 2019, compared with $277.4 million for the three months ended June 30, 2018. Higher second quarter 2019 systems revenue was primarily driven by higher system shipments, higher lease buyouts, higher second quarter 2019 ASPs, and higher leasing related revenue, partly offset by a higher proportion of system shipments under operating leases.
During the second quarter of 2019, a total of 273 systems were shipped compared with 220 during the second quarter of 2018. By geography, 193 systems were shipped into the U.S., 30 into Europe, 40 into Asia, and 10 into other markets during the second quarter of 2019, compared with 138 systems shipped into the U.S., 39 into Europe, 23 into Asia, and 20 into other markets during the second quarter of 2018. The increase in systems shipments was primarily driven by procedure growth, the need for hospitals to expand or establish capacity and more customers trading in older da Vinci models for fourth generation da Vinci Xi and da Vinci X systems.
We shipped 99 and 52 systems under lease arrangements, of which 88 and 44 were classified as operating leases, in the three months ended June 30, 2019, and 2018, respectively. Operating lease revenue was $25.1 million for the three months ended June 30, 2019, compared with $11.5 million for the three months ended June 30, 2018. Systems placed as operating leases represented 32% of total shipments during the second quarter of 2019, compared with 20% during the second quarter of 2018. A total 486 of da Vinci Surgical Systems were installed at customers under operating lease arrangements as of June 30, 2019. Revenue from Lease Buyouts was $26.5 million for the three months ended June 30, 2019, compared with $12.5 million for the three months ended June 30, 2018. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating leases, was approximately $1.54 million for the three months ended June 30, 2019, compared with $1.42 million for the three months ended June 30, 2018. The higher second quarter 2019 ASP was largely driven by favorable product and geographic mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Six months ended June 30, 2019
Product revenue increased by 19% to $1.7 billion for the six months ended June 30, 2019, compared with $1.4 billion for the six months ended June 30, 2018.
Instrument and accessory revenue increased by 21% to $1,130.8 million for the six months ended June 30, 2019, compared with $936.4 million for the six months ended June 30, 2018. The increase in instrument and accessory revenue was driven by procedure growth of approximately 17% and higher sales of our advanced instruments. Year-to-date 2019 U.S. procedure growth of approximately 16% was driven by growth in general surgery procedures, most notably hernia repair, colorectal procedures, cholecystectomy, bariatric, and thoracic procedures, as well as moderate growth in more mature gynecologic and urologic procedure categories. OUS procedure growth was approximately 21% for the six months ended June 30, 2019, driven by continued growth in dVP procedures and earlier stage growth in general surgery, gynecology, and kidney cancer procedures.
Systems revenue increased by 16% to $591.3 million for the six months ended June 30, 2019, compared with $511.9 million for the six months ended June 30, 2018. Higher year-to-date 2019 systems revenue was primarily driven by higher system shipments and higher lease related revenue, partly offset by a higher number of system placements under operating lease arrangements and lower ASPs.
During the six months ended June 30, 2019, a total of 508 systems were shipped compared with 405 during the six months ended June 30, 2018. By geography, 347 systems were shipped into the U.S., 79 into Europe, 61 into Asia, and 21 into other markets during the six months ended June 30, 2019, compared with 250 systems shipped into the U.S., 84 into Europe, 39 into Asia, and 32 into other markets during the six months ended June 30, 2018.

During the six months ended June 30, 2019, 166 of the 508 systems were shipped under operating lease arrangements compared with 87 of 405 systems shipped during the six months ended June 30, 2018.
Operating lease revenue was $45.5 million for the six months ended June 30, 2019, compared with $21.0 million for the six months ended June 30, 2018. The increase in systems shipments was primarily driven by procedure growth, the need for hospitals to expand or establish capacity and more customers trading in older da Vinci models for fourth generation da Vinci Xi and da Vinci X systems.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating leases, was approximately $1.43 million for the six months ended June 30, 2019, compared with $1.45 million for six months ended June 30, 2018. ASP fluctuates period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 13% to $176.6 million for the three months ended June 30, 2019, compared with $155.8 million for the three months ended June 30, 2018. Service revenue increased by 14% to $350.5 million for the six months ended June 30, 2019, compared with $308.5 million for the six months ended June 30, 2018. Higher service revenue for the three and six months ended June 30, 2019, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended June 30, 2019, increased 22% to $638.9 million, representing 69.3% of product revenue, compared with $525.4 million, representing 69.7% of product revenue, for the three months ended June 30, 2018. Product gross profit for the six months ended June 30, 2019, increased 17% to $1.2 billion, representing 69.2% of product revenue, compared with $1.0 billion, representing 70.3% of product revenue, for the six months ended June 30, 2018. The higher product gross profit for the three and six months ended June 30, 2019, was primarily driven by higher product revenue.
Lower gross profit margin for the three months ended June 30, 2019 was driven by higher intangible assets amortization expense partially offset by higher da Vinci system ASPs and improved manufacturing efficiencies. Lower product gross profit margin for the six months ended June 30, 2019 was primarily driven by higher intangible assets amortization expense, lower system ASPs, partially offset by improved manufacturing efficiencies. Product gross profit for the three and six months ended June 30, 2019 reflected share-based compensation expense of $11.4 million and $22.4 million, respectively, compared with $8.9 million and $17.1 million for the three and six months ended June 30, 2018, respectively. Product gross profit for the three and six months ended June 30, 2019 included intangible assets amortization expense of $7.7 million and $15.0 million, respectively, compared with $1.1 million and $2.0 million for the three and six months ended June 30, 2018, respectively.
In prior periods, we were subject to the Medical Device Excise Tax (“MDET”) in the United States. MDET initially became effective on January 1, 2013 and we treated MDET as a reduction in gross profit. In December 2015, the Consolidated Appropriations Act, 2016 (the “Appropriations Act”) was signed into law. The Appropriations Act included a two-year moratorium on MDET such that medical device sales in 2016 and 2017 were exempt from the excise tax. This moratorium was extended through December 31, 2019 by the Extension of Continuing Appropriations Act of 2018, signed into law on January 22, 2018. MDET is scheduled to be reinstated on January 1, 2020.
Service gross profit for the three months ended June 30, 2019, was $120.1 million, or 68.0% of service revenue, compared with $106.9 million, or 68.6% of service revenue for the three months ended June 30, 2018. Service gross profit for the six months ended June 30, 2019, was $236.3 million, or 67.4% of service revenue, compared with $207.4 million, or 67.2% of service revenue, for the six months ended June 30, 2018.
The higher service gross profit for the three and six months ended June 30, 2019, was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems.
Service gross profit for the three and six months ended June 30, 2019 reflected share-based compensation expense of $4.8 million and $9.3 million, respectively, compared with $4.1 million and $8.0 million for the three and six months ended June 30, 2018, respectively. Service gross profit for the three and six months ended June 30, 2019 included intangible assets amortization expense of $1.0 million and $1.9 million, respectively, compared with $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2019, increased by 7% to $279.2 million, compared with $259.8 million for the three months ended June 30, 2018. Selling, general and administrative expenses for the six months ended June 30, 2019, increased by 15% to $552.6 million, compared with $481.4 million for the six months ended June 30, 2018. The higher selling, general and administrative expenses for the three and six months ended June 30, 2019, were primarily associated with our expanded Asian and European teams, including establishing our direct organizations in China, India, and Taiwan, and infrastructure to support our growth.
Selling, general and administrative expenses for the three and six months ended June 30, 2019 included net pre-tax litigation charges of zero, compared with $42.5 million and $47.7 million for the three and six months ended June 30, 2018, respectively.
Selling, general and administrative expenses for the three and six months ended June 30, 2019 reflected share-based compensation expense of $40.7 million and $79.3 million, respectively, as compared with $32.7 million and $62.2 million for the three and six months ended June 30, 2018, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended June 30, 2019, increased by 27% to $120.8 million, compared with $95.1 million for the three months ended June 30, 2018. Research and development expenses for the six months ended June 30, 2019, increased by 39% to $264.8 million, compared with $190.6 million for the six months ended June 30, 2018. The increase was primarily due to higher personnel related expenses, intangible asset charges, and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments; informatics; advanced instrumentation; advanced imaging; and future generations of robotics.
Share-based compensation expense charged to research and development expense was $25.1 million and $47.9 million for the three and six months ended June 30, 2019, respectively, compared with $17.9 million and $34.2 million for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, intangible asset charges were $0.5 million and $21.3 million, respectively, as compared with $4.1 million and $10.7 million for the three and six months ended June 30, 2018, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three and six months ended June 30, 2019 was $32.8 million and $60.3 million, respectively, compared with $18.2 million and $31.4 million for the three and six months ended June 30, 2018, respectively. The increase was primarily driven by higher interest earned during the three and six months ended June 30, 2019 due to higher interest rates and higher cash and investment balances.
Income Tax Expense
Income tax expense for the three months ended June 30, 2019, was $75.4 million, or 19.2% of income before taxes, compared with $41.0 million, or 13.9% of income before taxes, for the three months ended June 30, 2018. Income tax expense for the six months ended June 30, 2019, was $51.1 million, or 7.6% of income before taxes, compared with $43.6 million, or 7.4% of income before taxes, for the six months ended June 30, 2018.
Our effective tax rate for the three and six months ended June 30, 2019, and 2018, differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by state income taxes (net of federal benefit) and U.S. tax on foreign earnings. The higher effective tax rate for the three months ended June 30, 2019, compared with the same period of 2018, was primarily due to lower excess tax benefits from employee equity plans realized in the current quarter.
Our provision for income taxes included excess tax benefits associated with employee equity plans of $11.3 million and $84.0 million, which reduced our effective tax rate by 2.9 percentage points and 12.5 percentage points, for the three and six months ended June 30, 2019, respectively. Our income tax provision is subject to volatility as the amount of excess tax benefits or deficiencies fluctuates from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.
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

In May 2019, a Swiss tax reform package was approved by Swiss voters in a referendum. The enactment of the tax reform is pending the completion of certain legislative procedures. If enacted, our Swiss entity will have a higher effective tax rate for years after 2019. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment, and deferred tax assets and liabilities are measured at the enacted tax rate. The impact of the re-measurement of our Swiss deferred tax asset is expected to be a benefit of approximately $51 million, which will be reflected in the period of the enactment of the Swiss tax reform.
In the third quarter of 2015, we recorded a $29.3 million tax benefit due to a U.S. Tax Court opinion (the “2015 Opinion”) issued in July 2015 involving an independent third party related to intercompany charges for share-based compensation. Based on the findings of the U.S. Tax Court, we were required to, and did, refund to our foreign subsidiaries the share-based compensation element of certain intercompany charges made in prior periods. Starting from 2015, share-based compensation has been excluded from intercompany charges. In June 2019, the Ninth Circuit Court of Appeals reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Since the Ninth Circuit Opinion potentially is subject to further judicial review, we continue to treat our share-based compensation expense in accordance with the 2015 Opinion and continue to recognize the related tax benefits in our financial statements based upon our evaluation of the position in light of the present facts. In the event of a final opinion which reverses the 2015 Opinion, there may be an adverse impact to our income tax expense and effective tax rate.
Net Loss Attributable to Noncontrolling Interest in Joint Venture
The Company’s majority-owned joint venture (the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), a subsidiary of Fosun International Limited, was established to research, develop, manufacture, and sell robotic-assisted catheter-based medical devices. The Joint Venture is owned 60% by us and 40% by Fosun Pharma. The catheter-based technology will initially target early diagnosis and cost-effective treatment of lung cancer, one of the most commonly diagnosed forms of cancer in the world. Distribution of catheter-based medical devices in China will be conducted by the joint venture, while distribution outside of China will be conducted by us. The Joint Venture is located in China. In January 2019, the Joint Venture acquired certain assets, including distribution rights, customer relationships, and certain personnel, from Chindex and its affiliates, a subsidiary of Fosun Pharma, and began direct operations for da Vinci products and services in China. As of June 30, 2019, the companies have contributed $55 million of up to $100 million required by the joint venture agreement.
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
Net loss attributable to noncontrolling interest in Joint Venture for the three and six months ended June 30, 2019 was $1.9 million and $4.4 million, respectively, compared with $0.7 million and $1.0 million for the three and six months ended June 30, 2018, respectively. The increase was primarily due to the intangible assets amortization expense and higher costs to ramp up operations in China during the six months ended June 30, 2019.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and issuance of common stock through exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased from $4.8 billion as of December 31, 2018, to $5.1 billion as of June 30, 2019, primarily from cash provided by our operations. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing, and financing needs.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on our Form 10-K for the fiscal year ended December 31, 2018 for discussion on the impact of interest rate risk and market risk on our investment portfolio.

Condensed Consolidated Cash Flow Data (Unaudited)
The following table summarizes our cash flows for the six months ended June 30, 2019, and 2018 (in millions):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in)
Operating activities	$649.2	$511.7
Investing activities	(531.6)	9.3
Financing activities	(220.4)	34.9
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1.3)	(0.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(104.1)	$555.3
Operating Activities
For the six months ended June 30, 2019, net cash provided by operating activities of $649.2 million exceeded our net income of $620.4 million primarily for the following reasons:

1.
Our net income included non-cash charges: share-based compensation of $157.7 million; depreciation expense of $67.8 million; deferred income taxes of $52.7 million; amortization of intangible assets of $20.5 million; and amortization of contract acquisition asset of $5.9 million.

2.
The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $274.2 million of cash used by operating activities. Operating assets and liabilities are primarily comprised of accounts receivable, inventory, prepaid expenses and other assets, deferred revenue, and other accrued liabilities. Inventory, including the transfer of equipment from inventory to property, plant and equipment, increased by $178.0 million primarily due to more systems under operating lease arrangements and safety stock build up to meet increased sales volume. Prepaid expenses and other assets increased by $89.2 million primarily due to an increase in prepaid taxes driven by the timing of tax payments. Other accrued liabilities decreased by $53.0 million primarily due to the settlement of a legal matter. Accrued compensation and employee benefits decreased by $33.3 million primarily due to the payments of 2018 incentive compensation. The unfavorable impact of these items on cash used by operating activities was partly offset by a $48.9 million decrease in accounts receivable primarily due to timing of billings and collections and a $21.7 million increase in accounts payable.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2019, consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $335.9 million and the acquisition of property and equipment of $196.9 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S. treasury and U.S. government agency securities, taxable and tax exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2019, consisted primarily of cash used in the repurchase of approximately 0.4 million shares of our common stock in the open market for $200.0 million and $145.0 million in taxes paid on behalf of employees related to net share settlements of vested employee equity awards partly offset by $119.6 million of proceeds from stock option exercises and employee stock purchases.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to exceed $250 million in both 2019 and 2020. We intend to fund these needs with cash generated from operations.
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
There have been no material changes in our market risk during the six months ended June 30, 2019, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations, including but not limited to the subsequent event discussed in the Notes to Condensed Consolidated Financial Statements in Part I, “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2019.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1 to April 30, 2019	—	$—	—	$2.0	billion
May 1 to May 31, 2019	247,848	$485.26	247,848	$1.9	billion
June 1 to June 30, 2019	171,070	$466.11	171,070	$1.8	billion
Total during quarter ended June 30, 2019	418,918	$477.44	418,918
(1) Since March 2009, we have had an active stock repurchase program. As of June 30, 2019, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when the Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.8 billion represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2019. The authorized stock repurchase program does not have an expiration date.

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

10.1	2010 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 19, 2019