Form 10-Q
period 2020-03-31
INTUITIVE SURGICAL INC
filed 2020-04-17
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 116,617,784 shares of Common Stock, $0.001 par value per share, outstanding as of April 14, 2020.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,223.8	$1,167.6
Short-term investments	2,029.6	2,054.1
Accounts receivable, net	527.6	645.2
Inventory	620.3	595.5
Prepaids and other current assets	290.2	200.2
Total current assets	4,691.5	4,662.6
Property, plant, and equipment, net	1,369.2	1,272.9
Long-term investments	2,642.7	2,623.5
Deferred tax assets	364.7	425.6
Intangible and other assets, net	488.0	441.4
Goodwill	335.0	307.2
Total assets	$9,891.1	$9,733.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133.4	$123.5
Accrued compensation and employee benefits	156.5	251.6
Deferred revenue	337.4	337.8
Other accrued liabilities	318.6	317.3
Total current liabilities	945.9	1,030.2
Other long-term liabilities	414.7	418.3
Total liabilities	1,360.6	1,448.5
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2020, and December 31, 2019	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 116.6 shares and 116.0 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively	0.1	0.1
Additional paid-in capital	5,926.8	5,756.8
Retained earnings	2,570.9	2,494.5
Accumulated other comprehensive income	8.9	12.4
Total Intuitive Surgical, Inc. stockholders’ equity	8,506.7	8,263.8
Noncontrolling interest in joint venture	23.8	20.9
Total stockholders’ equity	8,530.5	8,284.7
Total liabilities and stockholders’ equity	$9,891.1	$9,733.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2020	2019
Revenue:
Product	$900.8	$799.8
Service	198.7	173.9
Total revenue	1,099.5	973.7
Cost of revenue:
Product	296.7	246.4
Service	64.6	57.7
Total cost of revenue	361.3	304.1
Gross profit	738.2	669.6
Operating expenses:
Selling, general and administrative	308.1	273.4
Research and development	147.1	144.0
Total operating expenses	455.2	417.4
Income from operations	283.0	252.2
Interest and other income, net	25.1	27.5
Income before taxes	308.1	279.7
Income tax benefit	(8.1)	(24.3)
Net income	316.2	304.0
Less: net income (loss) attributable to noncontrolling interest in joint venture	2.7	(2.5)
Net income attributable to Intuitive Surgical, Inc.	$313.5	$306.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.69	$2.67
Diluted	$2.62	$2.56
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	116.4	115.0
Diluted	119.8	119.6
Total comprehensive income attributable to Intuitive Surgical, Inc.	$310.0	$319.1
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2020	2019
Operating activities:
Net income	$316.2	$304.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	51.1	31.6
Amortization of intangible assets	12.3	10.0
Loss (gain) on investments, accretion, and amortization, net	0.2	(1.2)
Deferred income taxes	64.5	32.9
Share-based compensation expense	90.6	76.1
Amortization of contract acquisition assets	4.1	2.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	118.2	134.6
Inventory	(65.2)	(94.0)
Prepaids and other assets	(131.9)	(62.7)
Accounts payable	21.9	23.0
Accrued compensation and employee benefits	(95.2)	(68.7)
Deferred revenue	0.8	(0.5)
Other liabilities	(34.8)	(54.7)
Net cash provided by operating activities	352.8	333.2
Investing activities:
Purchase of investments	(690.0)	(992.3)
Proceeds from sales of investments	98.2	44.4
Proceeds from maturities of investments	617.6	755.1
Purchase of property, plant, and equipment and intellectual property	(105.2)	(114.8)
Acquisition of businesses, net of cash	(37.7)	(1.3)
Net cash used in investing activities	(117.1)	(308.9)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	91.3	88.8
Taxes paid related to net share settlement of equity awards	(148.9)	(138.6)
Repurchase of common stock	(100.0)	—
Capital contribution from noncontrolling interest	—	10.0
Payment of deferred purchase consideration	(21.1)	(2.0)
Net cash used in financing activities	(178.7)	(41.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(0.8)	(1.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	56.2	(18.7)
Cash, cash equivalents, and restricted cash, beginning of period	1,182.6	909.4
Cash, cash equivalents, and restricted cash, end of period	$1,238.8	$890.7
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2019, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 7, 2020. The results of operations for the first three months of fiscal year 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and the balances of the Company’s majority-owned joint venture (referred to herein as the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the consolidated statements of income.
Risks and Uncertainties
We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. The Company's customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which are likely to impact hospitals' abilities to meet their obligations, including to the Company. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.
The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Recently Adopted Accounting Pronouncements
Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) (“Topic 326”), which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, is not material. Please see the description of the Company’s “Credit Losses” accounting policy in the “Significant Accounting Policies” section below.
Significant Accounting Policies
With the exception of the change for the accounting of credit losses as a result of the adoption of Topic 326, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to the Company.
Credit Losses
Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of March 31, 2020, the Company recognized a year-to-date bad debt expense of $3.2 million.
Net investment in sales-type leases. The Company enters into sales-type leases with certain qualified customers to purchase its systems. Sales-type leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. The allowance for loan loss is based on the Company's assessment of current expected lifetime loss on lease receivables. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the lease receivable balances, and current economic conditions that may affect a customer's ability to pay. Lease receivables are considered past due 90 days after invoice.
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: credit score; size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company uses credit scores obtained from external providers as a key credit quality indicator for the purposes of determining credit quality. The following table presents credit quality by class of net investment in sales-type lease as of March 31, 2020. The following table summarizes the amortized cost basis by year of origination and credit quality indicator as of March 31, 2020 (in millions):

	2020	2019	2018	2017	2016	Prior	Net Investment
Credit Rating:
High	$27.0	$52.2	$20.4	$10.9	$3.3	$3.0	$116.8
Moderate	27.3	37.7	25.3	10.6	5.2	0.3	106.4
Low	4.1	1.2	2.0	1.1	1.9	0.1	10.4
Total	$58.4	$91.1	$47.7	$22.6	$10.4	$3.4	$233.6
As of March 31, 2020, the Company recognized a year-to-date credit loss of $0.9 million related to net investment in sales-type leases.
Available-for-sale debt securities. The Company's investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2020, the Company recognized a year-to-date credit loss of $1.2 million related to available-for-sales debt securities.

The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of lease and trade receivables as hospital's cash flows are impacted by their response to the COVID-19 pandemic and deferral of elective surgical procedures.
NOTE 3. FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of March 31, 2020, and December 31, 2019 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2020
Cash	$450.3	$—	$—	$—	$450.3	$450.3	$—	$—
Level 1:
Money market funds	773.5	—	—	—	773.5	773.5	—	—
U.S. treasuries	1,891.0	39.9	—	—	1,930.9	—	832.7	1,098.2
Subtotal	2,664.5	39.9	—	—	2,704.4	773.5	832.7	1,098.2
Level 2:
Commercial paper	148.7	—	—	—	148.7	—	148.7	—
Corporate debt securities	2,086.0	11.1	(7.5)	(1.3)	2,088.3	—	839.4	1,248.9
U.S. government agencies	414.5	4.0	—	—	418.5	—	185.9	232.6
Non-U.S. government securities	4.5	—	—	—	4.5	—	4.5	—
Municipal securities	80.9	0.6	(0.1)	—	81.4	—	18.4	63.0
Subtotal	2,734.6	15.7	(7.6)	(1.3)	2,741.4	—	1,196.9	1,544.5
Total assets measured at fair value	$5,849.4	$55.6	$(7.6)	$(1.3)	$5,896.1	$1,223.8	$2,029.6	$2,642.7

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2019
Cash	$413.1	$—	$—	$413.1	$413.1	$—	$—
Level 1:
Money market funds	726.8	—	—	726.8	726.8	—	—
U.S. treasuries	1,935.8	9.7	(0.4)	1,945.1	—	890.8	1,054.3
Subtotal	2,662.6	9.7	(0.4)	2,671.9	726.8	890.8	1,054.3
Level 2:
Commercial paper	165.1	—	—	165.1	25.5	139.6	—
Corporate debt securities	2,096.1	16.8	(0.2)	2,112.7	—	798.5	1,314.2
U.S. government agencies	418.3	1.1	(0.2)	419.2	—	209.6	209.6
Non-U.S. government securities	4.5	—	—	4.5	—	4.5	—
Municipal securities	58.4	0.3	—	58.7	2.2	11.1	45.4
Subtotal	2,742.4	18.2	(0.4)	2,760.2	27.7	1,163.3	1,569.2
Total assets measured at fair value	$5,818.1	$27.9	$(0.8)	$5,845.2	$1,167.6	$2,054.1	$2,623.5
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of March 31, 2020 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,020.0	$2,029.6
Mature in one to five years	2,605.6	2,642.7
Total	$4,625.6	$4,672.3
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses, net of tax, recognized on the sale of investments were not material for any of the periods presented.
Foreign Currency Derivatives
The objective of the Company’s hedging program is to mitigate the impact of changes in currency exchange rates on net cash flow from foreign currency-denominated sales, expenses, intercompany balances, and other monetary assets or liabilities denominated in currencies other than the U.S. dollar (“USD”). The terms of the Company’s derivative contracts are generally twelve months or shorter. The derivative assets and liabilities are measured using Level 2 fair value inputs.
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
For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive income/(loss) in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the periods presented.
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

These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended March 31, 2020
	2020	2019
Recognized gains in interest and other income, net	$3.6	$1.7
Foreign exchange losses related to balance sheet re-measurement	$(8.6)	$(1.8)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Notional amounts:
Forward contracts	$160.2	$154.5	$225.7	$227.2
Gross fair value recorded in:
Prepaids and other current assets	$2.5	$1.3	$3.0	$2.2
Other accrued liabilities	$0.4	$0.5	$1.1	$0.7

NOTE 4. BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Inventory	March 31, 2020	December 31, 2019
Raw materials	$223.2	$211.0
Work-in-process	67.7	75.9
Finished goods	329.4	308.6
Total inventory	$620.3	$595.5

	As of
Other accrued liabilities–short-term	March 31, 2020	December 31, 2019
Taxes payable	$34.6	$37.9
Litigation-related accruals	4.5	5.8
Current portion of deferred purchase consideration payments	41.3	35.7
Current portion of contingent consideration	37.2	44.5
Other accrued liabilities	201.0	193.4
Total other accrued liabilities–short-term	$318.6	$317.3

	As of
Other long-term liabilities	March 31, 2020	December 31, 2019
Income taxes–long-term	$273.7	$258.6
Deferred revenue–long-term	28.8	27.4
Other long-term liabilities	112.2	132.3
Total other long-term liabilities	$414.7	$418.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Three Months Ended March 31,
	2020	2019
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$45.4	$41.9
Deferred payments and contingent consideration related to business combinations	$4.1	$64.7

NOTE 5. REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended March 31,
U.S.	2020	2019
Instruments and accessories	$444.4	$407.4
Systems	198.8	160.7
Services	138.4	123.5
Total U.S. revenue	$781.6	$691.6

Outside of U.S. (“OUS”)
Instruments and accessories	$173.1	$144.9
Systems	84.5	86.8
Services	60.3	50.4
Total OUS revenue	$317.9	$282.1

Total
Instruments and accessories	$617.5	$552.3
Systems	283.3	247.5
Services	198.7	173.9
Total revenue	$1,099.5	$973.7
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. In addition, non-lease elements associated with the Company's lease arrangements are primarily comprised of service contracts that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations and the non-lease elements associated with lease arrangements was $1,501 million as of March 31, 2020. The remaining performance obligations are expected to be satisfied over the term of the individual sales arrangements, which generally are 5 years. Service revenue associated with the lease arrangements will generally be recognized over the service period, which generally coincides with the lease term.

Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	March 31, 2020	December 31, 2019
Contract assets	$28.1	$20.8
Deferred revenue	$366.2	$365.2
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
During the three months ended March 31, 2020, the Company recognized $137.0 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the three months ended March 31, 2019, the Company recognized $132.2 million of revenue that was included in the deferred revenue balance as of December 31, 2018.
Intuitive System Leasing
The following table presents revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended March 31,
	2020	2019
Sales-type lease revenue	$55.0	$4.6
Operating lease revenue	$39.1	$20.4
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial capital sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Condensed Consolidated Balance Sheets were $51.1 million and $51.5 million as of March 31, 2020, and December 31, 2019, respectively. The Company did not incur any impairment losses during the periods presented.
NOTE 6. LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	March 31, 2020	December 31, 2019
Gross lease receivables	$233.6	$191.9
Unearned income	(10.1)	(10.1)
Allowance for credit loss	(2.2)	(1.2)
Net investment in sales-type leases	$221.3	$180.6
Reported as:
Prepaids and other current assets	$72.9	$63.1
Intangible and other assets, net	148.4	117.5
Total, net	$221.3	$180.6

Contractual maturities of gross lease receivables at March 31, 2020, are as follows (in millions):

Fiscal Year	Amount
2020	$54.9
2021	65.5
2022	48.6
2023	33.5
2024	26.3
2025 and thereafter	4.8
Total	$233.6

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Acquisitions in 2020
Orpheus Medical
In February 2020, the Company acquired Orpheus Medical Ltd. and its wholly-owned subsidiaries (“Orpheus Medical”) to deepen and expand our integrated informatics platform (the “Orpheus Medical Acquisition”). Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in processing and archiving surgical videos.
Acquisitions in 2019
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
The total purchase consideration of $66.0 million, as of the acquisition date, included a contingent consideration liability of $64.7 million and an upfront cash payment of $1.3 million. The amount and timing of the future contingent consideration payments are based upon the underlying performance of the business in 2019 and 2020. As of the acquisition date, the estimated total undiscounted contingent consideration was approximately $81 million. The undiscounted contingent consideration has decreased by approximately $9 million as of March 31, 2020, due to a change in the timing of the projected future revenues. The contingent consideration liability was measured at estimated fair value using a discounted cash flow model, which requires significant inputs not observable in the market and, thus, represents a Level 3 measurement. Key assumptions include (1) the probability and timing of milestone achievements based on revenues in 2019 and projected future revenues in 2020, and (2) the discount rate used to calculate the present value of the milestone payments. On each reporting period until the contingent consideration is settled, the Company will re-measure the contingent consideration liability and record changes in fair value within selling, general and administrative expenses. For the three months ended March 31, 2020, the contingent consideration liability changed due to payments of $19.3 million and a re-measurement benefit of $1.4 million. Changes to the contingent consideration liability can result from adjustments to discount rates, accretion due to the passage of time, or changes in estimates in the performance of the business. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.
Schölly
During the third quarter of 2019, the Company acquired certain assets and operations from Schölly Fiberoptic GmbH (“Schölly”), including manufacturing process technology, a non-compete agreement, certain personnel, and net tangible assets on August 31, 2019, which collectively met the definition of a business. The Company believes that the transaction strengthens the Company’s supply chain and manufacturing capacity for imaging products used in the Company's da Vinci systems. The total purchase consideration of $101.4 million consisted of an initial cash payment of $34.4 million and deferred cash payments totaling approximately $67.0 million, of which $37.5 million continues to be deferred as of March 31, 2020. The timing of future payments is based upon achieving certain integration steps, which occur during 2020 and are expected to be completed around the end of 2020.

The Company preliminarily recorded $10.7 million of net tangible assets, which included $6.7 million of inventory and $1.4 million of cash, $31.0 million of intangible assets, and $59.7 million of residual goodwill. Intangible assets included manufacturing process technology of $28.0 million and non-compete provisions of $3.0 million, which are being amortized over a weighted average period of 6.6 years. The allocation of purchase consideration is considered preliminary with provisional amounts primarily related to working capital. Goodwill primarily consists of the manufacturing and other synergies of the combined operations and the value of the assembled workforce. The majority of goodwill is not deductible for income tax purposes.
The Company has included the results of the acquired businesses, since their acquisition dates, in its Financial Statements, and the revenues and earnings have not been material to date. Pro forma results of operations related to the acquisitions have not been presented, because the operating results of the acquired businesses are not considered material to the Financial Statements.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2019	$307.2
Acquisition activity	29.3
Translation and other	(1.5)
Balance at March 31, 2020	$335.0

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$202.1	$(151.4)	$50.7	$186.7	$(149.0)	$37.7
Distribution rights and others	92.0	(53.1)	38.9	91.3	(44.9)	46.4
Customer relationships	59.2	(31.4)	27.8	57.7	(29.7)	28.0
Total intangible assets	$353.3	$(235.9)	$117.4	$335.7	$(223.6)	$112.1
Amortization expense related to intangible assets was $12.3 million and $10.0 million for the three months ended March 31, 2020, and 2019, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2020, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$36.8
2021	21.4
2022	18.5
2023	13.9
2024	11.8
2025 and thereafter	15.0
Total	$117.4
The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, measurement-period adjustments to intangible assets, changes in foreign currency exchange rates, impairments of intangible assets, accelerated amortization of intangible assets, and other events.

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

On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369, 7,490,749, 9,844,379, 9,113,874, and 8,479,969. On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company's EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. In March 2020, Ethicon dismissed its claims concerning U.S. Patent No. 7,490,749. The evidentiary hearing, which was set for April 20-24, 2020, has been postponed, and no new hearing date has been set. An unfavorable ruling by the USITC could have an adverse effect on our results of operations, including a prohibition on importing the accused products into the U.S. or necessitating workarounds that may limit certain features of our products.
Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
Commercial Litigation
On February 27, 2019, Restore Robotics LLC and Restore Repair LLC (“Restore”) filed a complaint alleging anti-trust claims against the Company. On May 13, 2019, Restore filed an amended complaint alleging anti-trust claims relating to the da Vinci Surgical System and EndoWrist service, maintenance, and repair processes. On September 16, 2019, the Court partially granted and partially denied the Company's Motion to Dismiss the amended complaint.
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
In its initial scheduling order, the Court stated that it anticipated trial in this case to occur in or before February 2022. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.

NOTE 9. STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	116.0	$0.1	$5,756.8	$2,494.5	$12.4	$8,263.8	$20.9	$8,284.7
Adoption of new accounting standard				(0.1)		(0.1)		(0.1)
Issuance of common stock through employee stock plans	1.1		91.3			91.3		91.3
Shares withheld related to net share settlement of equity awards	(0.3)		(6.7)	(142.2)		(148.9)		(148.9)
Share-based compensation expense related to employee stock plans			90.6			90.6		90.6
Repurchase and retirement of common stock	(0.2)		(5.2)	(94.8)		(100.0)		(100.0)
Net income attributable to Intuitive Surgical, Inc.				313.5		313.5		313.5
Other comprehensive income (loss)					(3.5)	(3.5)	0.2	(3.3)
Net income attributable to noncontrolling interest in joint venture						—	2.7	2.7
Ending balance	116.6	$0.1	$5,926.8	$2,570.9	$8.9	$8,506.7	$23.8	$8,530.5

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	114.5	$0.1	$5,170.3	$1,521.7	$(13.3)	$6,678.8	$8.7	$6,687.5
Issuance of common stock through employee stock plans	1.2		88.8			88.8		88.8
Shares withheld related to net share settlement of equity awards	(0.3)		(6.4)	(132.2)		(138.6)		(138.6)
Share-based compensation expense related to employee stock plans			76.1			76.1		76.1
Net income attributable to Intuitive Surgical, Inc.				306.5		306.5		306.5
Other comprehensive income					12.6	12.6		12.6
Capital contribution from noncontrolling interest						—	10.0	10.0
Net loss attributable to noncontrolling interest in joint venture						—	(2.5)	(2.5)
Ending balance	115.4	$0.1	$5,328.8	$1,696.0	$(0.7)	$7,024.2	$16.2	$7,040.4

Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of March 31, 2020, the remaining amount of share repurchases authorized by the Board was $1.6 billion.

The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Shares repurchased	0.2	—
Average price per share	$521.83	$—
Value of shares repurchased	$100.0	$—
Accumulated Other Comprehensive Income (Loss) Attributable to Intuitive
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive are as follows (in millions):

	Three Months Ended March 31, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.7	$20.4	$—	$(8.7)	$12.4
Other comprehensive income (loss) before reclassifications	2.8	16.8	(20.6)	—	(1.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.7)	(1.0)	—	0.2	(2.5)
Net current-period other comprehensive income (loss)	1.1	15.8	(20.6)	0.2	(3.5)
Ending balance	$1.8	$36.2	$(20.6)	$(8.5)	$8.9

	Three Months Ended March 31, 2019
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.2	$(9.8)	$(0.3)	$(3.4)	$(13.3)
Other comprehensive income (loss) before reclassifications	3.5	11.6	(0.4)	(0.1)	14.6
Amounts reclassified from accumulated other comprehensive income (loss)	(2.1)	—	—	0.1	(2.0)
Net current-period other comprehensive income (loss)	1.4	11.6	(0.4)	—	12.6
Ending balance	$1.6	$1.8	$(0.7)	$(3.4)	$(0.7)

NOTE 10. SHARE-BASED COMPENSATION
As of March 31, 2020, approximately 4.5 million shares were reserved for future issuance under the Company's stock plans. A maximum of approximately 1.9 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the three months ended March 31, 2020, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	5.4	$246.64
Options granted	0.2	$539.01
Options exercised	(0.3)	$170.76
Options forfeited/expired	(0.1)	$458.77
Balance at March 31, 2020	5.2	$262.89
As of March 31, 2020, options to purchase an aggregate of 4.1 million shares of common stock were exercisable at a weighted average price of $203.69 per share.
Restricted Stock Units Information
A summary of RSUs activity under all stock plans for the three months ended March 31, 2020, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	1.9	$410.09
RSUs granted	0.6	$535.79
RSUs vested	(0.6)	$334.98
RSUs forfeited	—	$441.33
Unvested balance at March 31, 2020	1.9	$478.86
During the three months ended March 31, 2020, approximately 22,000 RSUs were forfeited.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $36.6 million and approximately 0.1 million shares for $30.3 million during the three months ended March 31, 2020, and 2019, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three months ended March 31, 2020, and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Cost of sales – products	$12.8	$11.0
Cost of sales – services	5.5	4.5
Total cost of sales	18.3	15.5
Selling, general, and administrative	45.7	38.6
Research and development	27.2	22.8
Share-based compensation expense before income taxes	91.2	76.9
Income tax benefit	18.9	16.4
Share-based compensation expense after income taxes	$72.3	$60.5

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three months ended March 31, 2020, and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
Stock Options
Risk-free interest rate	0.9%	2.5%
Expected term (in years)	4.3	4.3
Expected volatility	28%	31%
Fair value at grant date	$133.25	$157.64
ESPP
Risk-free interest rate	1.5%	2.5%
Expected term (in years)	1.1	1.2
Expected volatility	27%	31%
Fair value at grant date	$149.85	$154.20
NOTE 11. INCOME TAXES
Income tax benefit for the three months ended March 31, 2020, was $8.1 million, or 2.6% of income before taxes, compared with $24.3 million, or 8.7% of income before taxes, for the three months ended March 31, 2019.
The effective tax rates for the three months ended March 31, 2020, and 2019 differed from the U.S. federal statutory rate of 21% mainly due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit, partially offset by state income taxes (net of federal benefit) and U.S. tax on foreign earnings. The higher effective tax rate for the three months ended March 31, 2020, compared with the three months ended March 31, 2019, was primarily due to lower excess tax benefits recognized for employee share-based compensation.
As of March 31, 2020, the Company had gross unrecognized tax benefits of $100.7 million compared with $96.7 million as of December 31, 2019. The net increase is the effect of increases for the first three months of 2020, partially offset by releases of previously unrecognized tax benefits as a result of the expiration of the statute of limitations in various jurisdictions. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.
In July 2015, a U.S. Tax Court opinion (the “2015 Opinion”) was issued involving an independent third party related to intercompany charges for share-based compensation. Based on the findings of the U.S. Tax Court, the Company was required to, and did, refund to its foreign subsidiaries the share-based compensation element of certain intercompany charges made in prior periods. Starting from 2015, direct share-based compensation has been excluded from intercompany charges. In June 2019, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Subsequently, a re-hearing of the case was requested but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the Supreme Court of the United States. Since the Ninth Circuit Opinion potentially is subject to further judicial review, the Company continues to treat its share-based compensation expense in accordance with the 2015 Opinion and continues to recognize the related tax benefits in its financial statements based upon its evaluation of the position in light of the present facts. In the event of a final opinion which reverses the 2015 Opinion, there may be an adverse impact to the Company’s income tax expense and effective tax rate.
The Company files federal, state, and foreign income tax returns in many U.S. and OUS jurisdictions. Years before 2016 are closed for the significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions the Company operates, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, the Company cannot estimate the range of reasonably possible change in unrecognized tax benefits that may occur in the next 12 months.

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
NOTE 12. NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$313.5	$306.5
Denominator:
Weighted average shares outstanding used in basic calculation	116.4	115.0
Add: dilutive effect of potential common shares	3.4	4.6
Weighted average shares outstanding used in diluted calculation	119.8	119.6
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.69	$2.67
Diluted	$2.62	$2.56
Share-based compensation awards of approximately 1.0 million and 0.8 million shares for the three months ended March 31, 2020, and 2019, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of March 31, 2020, and results of operations for the three months ended March 31, 2020, and 2019, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, the strength of our long-term fundamentals, the potential decline of procedure volume, our acquisitions, expected new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: our ability to obtain accurate procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; disruption to our supply chain; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; the evaluation of the risks of robotic-assisted surgery in the presence of infectious diseases; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including Schölly Fiberoptic's robotic endoscope business and Orpheus Medical; procedure counts; regulatory approvals, clearances, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci Si HD Surgical System®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, da Vinci Connect®, Intuitive Surgical EcoSystem®, da Vinci X®, SureFormTM, IonTM, IRISTM, and SynchroSealTM are trademarks or registered trademarks of the Company.

Overview
Intuitive is committed to advancing patient care in surgery and other acute medical interventions. We are focused on innovating to enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. We believe that minimally invasive care is life-enhancing care. Intuitive brings more than two decades of leadership in robotic-assisted surgical technology and solutions to its offerings. While surgery and acute interventions have improved significantly in the past decades, there remains a significant need for better outcomes and decreased variability of these outcomes across care teams. The current healthcare environment is exerting a large and increasing burden on critical resources, including the professionals who staff care teams: surgeons, anesthesiologists, nurses, and other staff. At the same time, governments are straining to cover the healthcare needs of their populations and are demanding lower total cost per patient to treat disease. In the face of these challenges, we believe scientific, process, and technological advances in biology, computing, imaging, algorithms, and robotics offer the promise of new methods to solve old and difficult problems.
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
Our da Vinci products fall into five broad categories: da Vinci Surgical Systems, da Vinci instruments and accessories, da Vinci Stapling, da Vinci Energy, and da Vinci Vision, including Firefly Fluorescence imaging systems (“Firefly”) and da Vinci Endoscopes. We also provide a comprehensive suite of services, training, and education programs. Within our integrated ecosystem, our products are designed to decrease variability in surgery by offering dependable, consistent functionality and user experiences for surgeons seeking better outcomes. We take a holistic approach, offering intelligent technology and systems designed to work together to make MIS intervention more available and applicable.
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017, and the da Vinci SP Surgical System, commercialized in the third quarter of 2018. We are early in the launch of our da Vinci SP Surgical System, and we have an installed base of 47 da Vinci SP Surgical Systems as of March 31, 2020. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received U.S. Food and Drug Administration (“FDA”) clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
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
During the first quarter of 2019, the FDA cleared our Ion endoluminal system to enable minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic procedures with this first application. We are introducing the Ion system in the U.S. in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We are early in the launch and have placed 18 Ion systems for commercial use as of March 31, 2020. Ion systems are not included in our da Vinci Surgical System installed base. We also have 4 Ion systems placed with hospitals for gathering clinical data.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
COVID-19 Pandemic
Prior to the spread of COVID-19, we experienced procedure growth trends consistent with those experienced in the fourth quarter of 2019, including strength in general surgery, growth in mature procedures in the U.S., and growth in OUS urology. We also saw early strength in capital placements, particularly in the U.S., with over half the systems placed in the first quarter of 2020 related to arrangements where the sales cycle was mostly completed in the fourth quarter of 2019. Beginning in January 2020, we saw a substantial reduction in da Vinci procedures in China and, by early February 2020, procedures per week in China had declined by approximately 90% compared with the weekly procedure rates experienced in early January 2020. As the COVID-19 pandemic subsided in China in March 2020, da Vinci procedure volume began to recover and, by the end of the first quarter of 2020, China procedures per week were approximately 70% of the early January 2020 weekly procedure rate. We saw varied impacts on da Vinci procedures in some of the other early countries affected by COVID-19. COVID-19 had little impact on the procedure volume in Korea and Japan in the first quarter of 2020, while it had a severe impact on the procedure volume in Italy. Overall, the disruption to worldwide da Vinci procedures was not significant through the middle of March 2020. As the COVID-19 pandemic spread to Western Europe and the U.S., we experienced a significant decline in da Vinci procedures in the last half of March 2020. Procedures per week in the U.S., which represented approximately 72% of our procedure volume in 2019, declined approximately 65% compared with the weekly procedure rate experienced earlier in the first quarter of 2020. Procedures in France, Germany, and the UK also declined compared with the weekly procedure rate experienced earlier in the first quarter of 2020 but to a lesser extent than in the U.S.
Most of the sales cycle for approximately half of the system placements in the first quarter of 2020 were completed in the fourth quarter of 2019. As we progressed through the first quarter of 2020 and the impact of the COVID-19 pandemic progressed, customers began to defer decisions to purchase or lease systems into future quarters and, in some cases, indefinitely. The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of testing capabilities, personal protective equipment, intensive care units and operating rooms, and medical staff as well as government interventions. As COVID-19 continues to spread, it is likely that da Vinci procedures will decline from those rates experienced in the first quarter of 2020. In addition, we would expect that system placements will follow the decline in procedures. While some markets, e.g., China, appear to be recovering, it is possible that a recurrence of COVID-19 will negatively impact da Vinci procedures. Moreover, we do not expect all markets to recover at the same pace. While we cannot reliably estimate the extent or length of the impact, we expect procedure volume and system placements to significantly decline or be delayed in the second quarter of 2020 and beyond as COVID-19 infections spread, causing additional strain on hospital resources, coupled with the recommended deferrals of elective procedures by governments and other authorities.
Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We set our priorities and actions during the COVID-19 pandemic within the context of the phased framework described in the American Enterprise Institute’s paper entitled “National coronavirus response – a road map to reopening.” In Phase 1, which is the ‘Slow the Spread’ phase of coronavirus response, our priorities are as follows. First, we are focused on the health and safety of all those we serve – our customers, our communities, our employees, and our suppliers – implementing early and continuous updates to our health and safety policies and processes. Second, we are supporting our customers according to their priorities – clinical, operational, and economic. Third, we are focused on continuity of supply by working with our suppliers and our distributors. Fourth, we are securing our workforce economically. We have built a valuable team over the years, and we believe they will be important in the recovery that follows the pandemic. Fifth, in partnership with our Intuitive Foundation, we are contributing material, product, and volunteers to the front lines of COVID-19 support – we have designed, produced, and delivered personal protective equipment to local hospitals, and our employees have volunteered in several communities. Finally, we are eliminating avoidable spend during the ‘slow the spread’ phase of the COVID-19 pandemic.
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
We generate revenue from the placements of the Ion endoluminal system in a business model consistent with the da Vinci Surgical System model described above. We generate revenue from the placements of the Ion system, and we earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service. Ion systems are presented separately from our da Vinci Surgical Systems installed base. We are introducing the Ion system in the U.S. in a measured fashion. For the three months ended March 31, 2020, the associated impact to revenue and gross margin was not significant.
Recurring Revenue
Recurring revenue consists of instruments and accessories revenue, service revenue, and operating lease revenue. Recurring revenue increased to $3.2 billion, or 72% of total revenue in 2019, compared with $2.6 billion, or 71% of total revenue in 2018, and $2.2 billion, or 71% of total revenue in 2017.
Instruments and accessories revenue has grown at a faster rate than systems revenue over time. Instruments and accessories revenue increased to $2.4 billion in 2019, compared with $2.0 billion in 2018 and $1.6 billion in 2017. The growth of instruments and accessories revenue largely reflects continued procedure adoption.
Service revenue increased to $724 million in 2019, compared with $635 million in 2018 and $573 million in 2017. Service revenue growth has been driven by the growth of the installed base of da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems grew 12% to approximately 5,582 at December 31, 2019; 13% to approximately 4,986 at December 31, 2018; and 13% to approximately 4,409 at December 31, 2017.
We use the installed base and number of shipments of da Vinci Surgical Systems as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the installed base and number of shipments of da Vinci Surgical Systems provide meaningful supplemental information regarding our performance, as management believes that the installed base and number of shipments of da Vinci Surgical Systems are an indicator of the rate of adoption of robotic-assisted surgery as well as an indicator of future recurring revenue (particularly service revenue). Management believes that both it and investors benefit from referring to the installed base and number of shipments of da Vinci Surgical Systems in assessing our performance and when planning, forecasting, and analyzing future periods. The installed base and number of shipments of da Vinci Surgical Systems also facilitate management’s internal comparisons of our historical performance. We believe that the installed base and number of shipments of da Vinci Surgical Systems are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of da Vinci Surgical Systems installed are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize this information as well as other information from agreements and discussions with our customers that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the installed base and number of shipments of da Vinci Surgical Systems may be impacted over time by various factors, including system internet connectivity, hospital and distributor reporting behavior, and inherent complexities in new agreements. Such estimates and judgments are also susceptible to technical errors. In addition, the relationship between the installed base and number of shipments of da Vinci Surgical Systems and our revenues may fluctuate from period to period, and growth in the installed base and in the number of shipments of da Vinci Surgical Systems may not correspond to an increase in revenue. The installed base and number of shipments of da Vinci Surgical Systems are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP.
The recent COVID-19 pandemic reduced our expected number of shipments of da Vinci Surgical Systems in the first quarter of 2020. As the pandemic spreads to other geographies, such as Europe and the U.S., which represent a larger portion of our business, it will have a more significant impact on the number of shipments of da Vinci Surgical Systems. The COVID-19 pandemic has also significantly disrupted the capital markets as well as worldwide economies, which could lead to prolonged local and/or global economic recessions. This could pressure hospital spending, impacting system shipments. As a result of all of these factors, the ability to forecast future system shipments has been disrupted. Therefore, we believe that historical system shipment trends may not be a good indicator of future system shipments.
Intuitive System Leasing
Since 2013, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire systems and expand their robotic-assisted surgery programs while leveraging our balance sheet. These leases generally have commercially competitive terms as compared with other third-party entities that offer equipment leasing. We have also entered into usage-based arrangements with larger customers that have committed da Vinci programs where we charge for the system and service as the systems are utilized. We include operating and sales-type leases, and systems placed under usage-based arrangements, in our system shipment and installed base disclosures. We exclude operating lease-related revenue, usage-based revenue, and Ion system revenue from our da Vinci Surgical System average selling price (“ASP”) computations.
In the years ended December 31, 2019, 2018, and 2017, we shipped 425, 272, and 139 systems, respectively, under lease and usage-based arrangements, of which 384, 229, and 108 systems, respectively, were operating lease and usage-based arrangements. Revenue from operating lease arrangements is generally recognized on a straight-line basis over the lease term. For usage-based arrangements, systems revenue and service revenue are recognized as the systems are used. We set operating lease and usage-based pricing at a modest premium relative to purchased systems reflecting the time value of money and, in the case of usage-based arrangements, the risk that system utilization may fall short of anticipated levels. The proportion of revenue recognized from usage-based arrangements has not been significant and is included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $106.9 million, $51.4 million, $25.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Generally, lease transactions generate similar gross margins as our sale transactions.
Our system leasing and usage-based models provide customers with flexibility regarding how they acquire or obtain access to our systems. We believe that these alternative financing structures have been effective and well-received, and we are willing to expand the proportion of these structures based on customer demand. As revenue for operating leases and usage-based arrangements is recognized over time, total systems revenue growth is reduced in a period when the number of operating lease and usage-based placements increases as a proportion of total system placements.
Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty, including disruption associated with the current COVID-19 pandemic, or other customer-specific factors. In addition, as customers divert significant resources to the treatment of or the preparation to treat patients with the COVID-19 virus, we may be exposed to defaults under our lease financing arrangements. Moreover, usage-based arrangements generally contain no minimum payments; therefore, customers may exit such arrangements without paying a financial penalty to us. As a result of the COVID-19 pandemic, we anticipate that some customers will exit such arrangements or seek to amend the terms of our operating lease and usage-based arrangements with them.
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

Systems Revenue
System placements are driven by procedure growth in most markets. In geographies where da Vinci procedure adoption is in an early stage, system sales will precede procedure growth. System placements also vary due to seasonality largely aligned with hospital budgeting cycles. We typically place a higher proportion of annual system placements in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. System revenue grew 19% to $1,346 million in 2019; 21% to $1,127 million in 2018; and 16% to $928 million in 2017. Systems revenue is also affected by the proportion of system placements under operating lease and usage-based arrangements, recurring operating lease and usage-based revenue, operating lease buyouts, product mix, ASPs, trade-in activities, and customer mix.
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
Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably hernia repairs, hysterectomies, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality in the U.S. for these procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods. As a result of the COVID-19 pandemic and the recommendations of the Surgeon General and American College of Surgeons to defer elective procedures, we expect a significant portion of da Vinci procedures to be deferred.
Distribution Channels
We provide our products through direct sales organizations in the U.S., Europe (excluding Spain, Portugal, Italy, Greece, and most Eastern European countries), China, Japan, South Korea, India, and Taiwan. In 2018, we began direct operations in India and Taiwan. In January 2019, our Intuitive-Fosun joint venture began direct sales for da Vinci products and services in China. In the remainder of our OUS markets, we provide our products through distributors.
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

Clearances and Approvals
We have generally obtained the clearances required to market our products associated with our da Vinci Surgical Multiport Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2018, we obtained regulatory clearances for the following products:
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
•In June 2019, we obtained FDA clearance for our da Vinci Handheld Camera.
•In February 2019, we obtained FDA clearance for our Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. We are introducing the Ion endoluminal system in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 18 Ion systems for commercial use as of March 31, 2020.
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
•In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. The government will allow the sale of 154 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of March 31, 2020, we have sold 65 da Vinci Surgical Systems under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
•In July 2018, we obtained FDA clearance to market SureForm 60, our da Vinci EndoWrist 60mm Stapler. In January 2019, we obtained FDA clearance to market SureForm 45. We have also received regulatory clearance in Taiwan, South Korea, and Japan to market both SureForm 60 and SureForm 45.
•In May 2018, we obtained FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we obtained FDA clearance for the da Vinci SP Surgical System for certain transoral procedures. We also received regulatory clearance for the da Vinci SP Surgical System in South Korea in May 2018. We continue to introduce the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have an installed base of 47 da Vinci SP Surgical Systems as of March 31, 2020.
•In April 2018, we obtained FDA clearance for our da Vinci Vessel Sealer Extend.
Refer to the descriptions of our products that received regulatory clearances in 2020, 2019, and 2018 in the New Product Introductions section below.
The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of even-numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical data/economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for da Vinci Prostatectomy (“dVP”) and partial nephrectomy, respectively. Most prostatectomies and partial nephrectomies were open procedures prior to da Vinci reimbursement. Da Vinci procedure reimbursement for dVP and partial nephrectomy procedures are higher than open procedure reimbursements. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. An additional 7 da Vinci procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional, laparoscopic penetration and will be reimbursed at rates equal to the conventional, laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedures. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursements for additional procedures, then the demand for our products in Japan could be limited.

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
Procedures
We model patient value as equal to procedure efficacy / invasiveness. In this equation, procedure efficacy is defined as a measure of the success of the surgery in resolving the underlying disease, and invasiveness is defined as a measure of patient pain and disruption of regular activities. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer da Vinci Surgery, which could potentially result in a local market share shift. Adoption of da Vinci procedures occurs procedure by procedure and market by market and is driven by the relative patient value and total treatment costs of da Vinci procedures as compared to alternative treatment options for the same disease state or condition.
We use the number and type of da Vinci procedures as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the number and type of da Vinci procedures provide meaningful supplemental information regarding our performance, as management believes procedure volume is an indicator of the rate of adoption of robotic-assisted surgery as well as an indicator of future revenue (including revenue from usage-based arrangements). Management believes that both it and investors benefit from referring to the number and type of da Vinci procedures in assessing our performance and when planning, forecasting, and analyzing future periods. The number and type of da Vinci procedures also facilitate management’s internal comparisons of our historical performance. We believe that the number and type of da Vinci procedures are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of da Vinci Surgical Systems installed are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize certain methods that rely on information collected from the systems installed for determining the number and type of da Vinci procedures performed that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the number and type of da Vinci procedures may be impacted over time by various factors, including changes in treatment modalities, hospital and distributor reporting behavior, and system internet connectivity. Such estimates and judgments are also susceptible to algorithmic or other technical errors. In addition, the relationship between number and type of da Vinci procedures and our revenues may fluctuate from period to period, and da Vinci procedure volume growth may not correspond to an increase in revenue. The number and type of da Vinci procedures are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP.
The recent COVID-19 pandemic reduced our expected number of da Vinci procedures performed in the first quarter of 2020. As the pandemic intensified globally, we experienced a significant decline in procedure volume in the U.S. and Western Europe, as healthcare systems in those areas diverted resources to meet the increasing demands of managing COVID-19. The COVID-19 pandemic has also significantly disrupted the capital markets as well as worldwide economies, which could lead to prolonged local and/or global economic recessions. This could pressure hospital spending, impacting procedures, procedure growth, and system placements. As a result of all of these factors, the ability to forecast future procedures based on historical procedure patterns has been disrupted. Therefore, we believe that historical procedure trends may not be a good indicator of future procedure volumes. In geographies such as the U.S. and certain countries in Europe, where COVID-19 cases continue to increase, da Vinci procedure volume could decline below the levels experienced at the end of the first quarter of 2020.

Worldwide Procedures
Our da Vinci systems and instruments are regulated independently in various countries and regions of the world. The discussion of indications for use and representative or target procedures is intended solely to provide an understanding of the market for da Vinci products and is not intended to promote the sale or use of any Intuitive product outside of its licensed or cleared labeling and indications for use.
The adoption of robotic-assisted surgery using the da Vinci Surgical System has the potential to grow for those procedures that offer greater patient value as compared to non-da Vinci alternatives and to provide competitive total economics for healthcare providers. Our da Vinci Surgical Systems are used primarily in general surgery, gynecologic surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. Target procedures in general surgery include hernia repair (both ventral and inguinal) and colorectal procedures. Target procedures in gynecology include da Vinci hysterectomy (“dVH”), for both cancer and benign conditions, and sacrocolpopexy. Target procedures in urology include dVP and partial nephrectomy. In cardiothoracic surgery, target procedures include da Vinci lobectomy and da Vinci mitral valve repair. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all of the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
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
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures grew approximately 10% for the three months ended March 31, 2020, compared with approximately 18% for the three months ended March 31, 2019. U.S. procedure growth was approximately 9% for the three months ended March 31, 2020, compared with approximately 17% for the three months ended March 31, 2019. The first quarter 2020 U.S. procedure growth reflects significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The first quarter 2020 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair, cholecystectomy, colorectal, and bariatric procedures. U.S. procedure growth was also driven by growth in thoracic procedures, as well as lower growth in the more mature urologic procedure category.
Procedure volume OUS grew approximately 11% for the three months ended March 31, 2020, compared with approximately 21% for the three months ended March 31, 2019. The first quarter 2020 OUS procedure growth reflects significant procedure disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The disruption was most pronounced in China, Italy, France, Germany, and the rest of Europe. The first quarter 2020 OUS procedure growth was driven by continued growth in dVP procedures and earlier stage growth in general surgery (particularly colorectal), gynecology, kidney cancer, and thoracic procedures.

U.S. General Surgery. Growth in U.S. general surgery procedures continued to drive the majority of incremental procedures during the three months ended March 31, 2020. Inguinal and ventral hernia repairs contributed the most incremental procedures during the three months ended March 31, 2020, as they did in 2019 and 2018. We believe that growth in da Vinci hernia repair reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in surgical complexity associated with treatment of various hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent da Vinci hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
Adoption of da Vinci for colorectal procedures, which includes several underlying procedures including low anterior resections for rectal cancers and certain colon procedures for benign and cancerous conditions, has been ongoing for several years and is supported by our recently launched technologies, such as the EndoWrist Staplers, energy devices, and Integrated Table Motion.
In recent quarters, we have seen increasing contributions to growth from other U.S. general surgery procedures, including cholecystectomy and bariatric procedures. Our introduction of the SureForm 60mm stapler product in the third quarter of 2018 has provided surgeons a better optimized robotic tool for bariatric procedures.
U.S. Gynecology. U.S. gynecology procedures declined modestly during the three months ended March 31, 2020, compared to 2019. The decline reflects significant procedure disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions.
Global Urology. Global urology procedures have also been a strong contributor to our overall procedure growth. In the U.S., dVP is the standard of care for the surgical treatment of prostate cancer, and we believe growth is largely aligned with surgical volumes of prostate cancer. For OUS, dVP is at various stages of adoption in different areas of the world but is the largest overall da Vinci procedure. The first quarter 2020 growth in OUS dVP was approximately two thirds of the growth in 2019, which is primarily due to the significant procedure disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above.
Kidney cancer procedures have also been a strong contributor to our recent global urology growth. Clinical publications have demonstrated that the use of a da Vinci system increases the likelihood that a patient will receive nephron-sparing surgery through a partial nephrectomy, which is typically the surgical society guideline-recommended therapy.
OUS Procedures. The first quarter 2020 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. In 2018 and through the first quarter of 2019, procedure growth in China moderated, as the previous systems quota expired at the end of 2015 and systems installed in China were highly utilized. In October 2018, the China National Health Commission announced a new quota to allow the sale of 154 new surgical robots into China through 2020, which could include da Vinci Surgical Systems. This quota applies to the da Vinci Si and recently approved Xi Surgical Systems (refer to the previous discussion in the “Clearances and Approvals” section), as well as competitors’ products when and if cleared by NMPA. Sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on provincial allocation processes and hospitals completing a tender process and receiving associated approvals. In the last three quarters of 2019, procedure growth in China accelerated, as initial systems placed during these quarters provided additional capacity in the field. However, due to the COVID-19 outbreak in China during the first quarter of 2020, as noted in the COVID-19 Pandemic section above, the procedure volume decreased by 23% as compared to the first quarter of 2019. In Japan, we experienced strong procedure growth after receiving the national reimbursements for dVP and partial nephrectomy in 2012 and 2016, respectively. However, as adoption for these procedures has progressed towards higher levels of penetration, growth in these two urologic procedures has moderated. A total of 12 additional da Vinci procedures were granted national reimbursement status effective April 1, 2018, including gastrectomy, anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. Procedure growth in Japan has accelerated since the new procedures were granted reimbursement status. However, these additional 12 reimbursed procedures have varying levels of conventional laparoscopic penetration and are reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedure. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursement for additional procedures, then the demand for our products in Japan could be limited. During the first quarter of 2020, the impact of the COVID-19 pandemic on procedure volume in Japan was limited. In Italy, France, Germany, and Western Europe, while procedure volume continued to grow during the first quarter of 2020 as compared to the first quarter of 2019, the growth was negatively impacted by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above.

System Demand
Future demand for da Vinci Surgical Systems will be impacted by a number of factors, including economic and geopolitical factors, including the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, hospital response to the evolving healthcare environment under the current U.S. administration, procedure growth rates, hospital consolidation trends, evolving system utilization and point of care dynamics, capital replacement trends, additional reimbursements in various global markets, including Japan, the timing around governmental tenders and authorizations, including China, the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments, and market response.
Market acceptance of our recently launched da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
Demand may also be impacted by robotic-assisted surgery competition, including from companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field including, but not limited to, Avatera Medical GmbH; CMR Surgical Limited; Johnson & Johnson (including their wholly owned subsidiaries Auris Health, Inc. and Verb Surgical Inc.); Medicaroid Inc.; MedRobotics Corp.; Medtronic plc; meerecompany Inc.; Olympus Corp.; Samsung Corporation; Smart Robot Technology Group Co. Ltd.; Titan Medical, Inc.; TransEnterix, Inc.; and Wego Holding Co., Ltd.
Many of the above factors will also impact future demand for our recently cleared Ion system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.
New Product Introductions
SynchroSeal and E100 Generator. In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. SynchroSeal is a single-use, bipolar, electrosurgical instrument intended for grasping, dissection, sealing, and transection of tissue. With its wristed articulation, rapid sealing cycle, and refined curved jaw, SynchroSeal offers enhanced versatility to the da Vinci Energy portfolio. The E-100 generator is an electrosurgical generator developed to power two key instruments – Vessel Sealer Extend and SynchroSeal – on the da Vinci X and Xi Surgical Systems. The generator delivers high frequency energy for cutting, coagulation, and vessel sealing of tissues.
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
Da Vinci Handheld Camera. In June 2019, we obtained FDA clearance for our da Vinci Handheld Camera, a lightweight, 2D camera head, which can be connected to third-party laparoscopes. This allows the laparoscopic image to be displayed on the da Vinci X/Xi vision cart to address aspects of da Vinci procedures that may require use of a laparoscope, thus eliminating the need for redundant equipment in the operating room and increasing procedure efficiency. We are introducing the da Vinci Handheld Camera in a measured fashion with a broad launch expected in mid-2020.
Ion endoluminal system. In February 2019, we obtained FDA clearance for the Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can articulate 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which allows physicians to navigate through small and tortuous airways to reach nodules in most airway segments within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. We are introducing Ion in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 18 Ion systems for commercial use as of March 31, 2020.

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
SureForm 60 and SureForm 45 Staplers. In July 2018, we obtained FDA clearance for the SureForm 60 instrument with White, Blue, Green, and Black 60mm reloads. In January 2019, we obtained FDA clearance for the SureForm 45 instrument with White, Blue, Green, and Black 45mm reloads. Additionally, we received regulatory clearance in South Korea for the SureForm 60 instrument and 60mm reloads in June 2018 and July 2018, respectively, and for the SureForm 45 instrument and 45mm reloads in June 2019 and September 2019, respectively. Also, we received regulatory clearance in Japan for the SureForm 60 instrument and 60mm reloads in June 2018 and November 2018, respectively, and for the SureForm 45 instrument and 45mm reloads in September 2019. The SureForm 60 and SureForm 45 Staplers are single-use, fully wristed stapling instruments intended for resection, transection, and/or creation of anastomoses. The SureForm 60 instrument has particular utility in bariatric procedures, while the SureForm 45 instrument has particular utility in colorectal procedures. The SureForm 60 and SureForm 45 Staplers broaden our existing stapler product line, which also includes EndoWrist Stapler 45 with White, Blue, and Green, 45mm reloads and EndoWrist Stapler 30 with White, Blue, Green, and Gray 30mm reloads. Not all reloads or staplers are available for use on all systems or in all countries.
Da Vinci SP Surgical System. In May 2018, we obtained FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we obtained FDA clearance for the da Vinci SP Surgical System for certain transoral procedures. The da Vinci SP Surgical System includes three, multi-jointed, wristed instruments and the first da Vinci fully wristed, 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces. The system enables flexible port placement and broad internal and external range of motion (e.g., 360 degrees of anatomical access) through the single SP arm. Surgeons control the fully articulating instruments and the camera on the da Vinci SP system, which uses the same fourth generation surgeon console as the da Vinci X and Xi systems. The da Vinci SP Surgical System provides surgeons with robotic-assisted technology designed for deep and narrow access to tissue in the body. We anticipate pursuing further regulatory clearances for the da Vinci SP Surgical System, including colorectal applications, broadening the applicability of the SP platform over time. We continue to introduce the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have an installed base of 47 da Vinci SP Surgical Systems as of March 31, 2020.
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
Acquisition of Orpheus Medical
In February 2020, we acquired Orpheus Medical Ltd. and its wholly owned subsidiaries (“Orpheus Medical”) to deepen and expand our integrated informatics platform (the “Orpheus Medical Acquisition”). Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in processing and archiving surgical videos. Orpheus Medical will be a wholly owned subsidiary of Intuitive.

First Quarter 2020 Operational and Financial Highlights
•Total revenue increased by 13% to $1,100 million for the three months ended March 31, 2020, compared with $974 million for the three months ended March 31, 2019.
•Approximately 309,000 da Vinci procedures were performed during the three months ended March 31, 2020, an increase of 10% compared with approximately 282,000 for the three months ended March 31, 2019.
•In early February 2020, procedures per week in China declined by approximately 90% compared with the weekly procedure rates experienced in early January 2020. As the COVID-19 pandemic subsided in China in March 2020, da Vinci procedure volume began to recover and, by the end of the first quarter of 2020, China procedures per week were approximately 70% of the early January 2020 weekly procedure rate.
•We experienced a significant decline in da Vinci procedures in the last half of March 2020. Procedures per week in the U.S. declined approximately 65% compared with the weekly procedure rate experienced earlier in the first quarter of 2020. Procedures in France, Germany, and the UK also declined compared with the weekly procedure rate experienced earlier in the first quarter of 2020 but to a lesser extent than in the U.S.
•Instruments and accessories revenue increased by 12% to $618 million for the three months ended March 31, 2020, compared with $552 million for the three months ended March 31, 2019.
•Systems revenue increased by 14% to $283 million for the three months ended March 31, 2020, compared with $248 million during the three months ended March 31, 2019.
•A total of 237 da Vinci Surgical Systems were shipped during the three months ended March 31, 2020, an increase of 1% compared with 235 systems during the three months ended March 31, 2019.
•As of March 31, 2020, we had a da Vinci Surgical System installed base of approximately 5,669 systems, an increase of approximately 11% compared with the installed base of approximately 5,114 systems as of March 31, 2019.
•During the three months ended March 31, 2020, we placed 8 Ion systems for commercial use.
•Gross profit as a percentage of revenue was 67.1% for the three months ended March 31, 2020, compared with 68.8% for the three months ended March 31, 2019.
•Operating income increased by 12% to $283 million for the three months ended March 31, 2020, compared with $252 million during the three months ended March 31, 2019. Operating income included $91.2 million and $76.9 million of share-based compensation expense related to employee stock plans and $13.3 million and $30.2 million of intangible asset-related charges for the three months ended March 31, 2020, and 2019, respectively.
•As of March 31, 2020, we had $5.9 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $0.1 billion, compared with December 31, 2019, primarily as a result of cash generated from operating activities, partially offset by share repurchases and capital expenditures.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2020	% of total revenue	2019	% of total revenue
Revenue:
Product	$900.8	82%	$799.8	82%
Service	198.7	18%	173.9	18%
Total revenue	1,099.5	100%	973.7	100%
Cost of revenue:
Product	296.7	27%	246.4	25%
Service	64.6	6%	57.7	6%
Total cost of revenue	361.3	33%	304.1	31%
Product gross profit	604.1	55%	553.4	57%
Service gross profit	134.1	12%	116.2	12%
Gross profit	738.2	67%	669.6	69%
Operating expenses:
Selling, general and administrative	308.1	28%	273.4	28%
Research and development	147.1	13%	144.0	15%
Total operating expenses	455.2	41%	417.4	43%
Income from operations	283.0	26%	252.2	26%
Interest and other income, net	25.1	2%	27.5	3%
Income before taxes	308.1	28%	279.7	29%
Income tax expense	(8.1)	(1)%	(24.3)	(2)%
Net income	316.2	29%	304.0	31%
Less: net income (loss) attributable to noncontrolling interest in joint venture	2.7	—%	(2.5)	—%
Net income attributable to Intuitive Surgical, Inc.	$313.5	29%	$306.5	31%

Total Revenue
Total revenue increased by 13% to $1,100 million for the three months ended March 31, 2020, compared with $974 million for the three months ended March 31, 2019, resulting from 12% higher instruments and accessories revenue, driven by 10% higher procedure volume, 14% higher systems revenue, and 14% higher service revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 21% and 19% for the three months ended March 31, 2020, and 2019, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the three months ended March 31, 2020, as compared with the three months ended March 31, 2019.
Revenue generated in the U.S. accounted for 71% of total revenue for both three months ended March 31, 2020, and 2019. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
As the COVID-19 pandemic is expected to continue and causes strain on hospital resources, coupled with recommended deferrals of elective procedures, we expect procedures and system placements to decline significantly in the second quarter of 2020. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact procedures and system placements in the second quarter and beyond.

The following table summarizes our revenue and system unit shipments for the three months ended March 31, 2020, and 2019, respectively (in millions, except percentages and unit shipments):

	Three Months Ended March 31,
	2020	2019
Revenue
Instruments and accessories	$617.5	$552.3
Systems	283.3	247.5
Total product revenue	900.8	799.8
Services	198.7	173.9
Total revenue	$1,099.5	$973.7
United States	$781.6	$691.6
OUS	317.9	282.1
Total revenue	$1,099.5	$973.7
% of Revenue – U.S.	71%	71%
% of Revenue – OUS	29%	29%

Instruments and accessories	$617.5	$552.3
Services	198.7	173.9
Operating lease revenue	39.1	20.4
Total recurring revenue	$855.3	$746.6
% of Total revenue	78%	77%

Da Vinci Surgical Systems Shipments by Region:
U.S. unit shipments	182	154
OUS unit shipments	55	81
Total unit shipments*	237	235
*Systems shipped under operating leases (included in total unit shipments)	77	78

Ion Systems Shipments	8	—

Da Vinci Surgical Systems Shipments involving System Trade-ins:
Unit shipments involving trade-ins	136	85
Unit shipments not involving trade-ins	101	150

Product Revenue
Product revenue increased by 13% to $901 million for the three months ended March 31, 2020, compared with $800 million for the three months ended March 31, 2019.
Instruments and accessories revenue increased by 12% to $618 million for the three months ended March 31, 2020, compared with $552 million for the three months ended March 31, 2019. The increase in instruments and accessories revenue was driven primarily by procedure growth of 10%, incremental sales of our advanced instruments, and customer buying patterns. First quarter 2020 U.S. procedure growth of 9% was driven by strong growth in general surgery procedures, most notably hernia repair, cholecystectomy, colorectal, and bariatric procedures, and thoracic procedures as well as slower growth in the more mature urologic procedure category. OUS procedure growth in the first quarter of 2020 was 11% and was driven by continued growth in urologic procedures and earlier stage growth in general surgery and gynecology procedures. Geographically, first quarter 2020 OUS procedure growth was driven by procedure expansion in Japan, Korea, and Germany with varying results in other countries, including a 23% decline in procedures in China as a result of the COVID-19 pandemic.

Systems revenue increased by 14% to $283 million for the three months ended March 31, 2020, compared with $248 million for the three months ended March 31, 2019. Higher first quarter 2020 systems revenue was primarily driven by higher system shipments, higher first quarter 2020 ASPs, and higher operating lease revenue, partially offset by lower lease buyouts.
During the first quarter of 2020, a total of 237 da Vinci Surgical Systems were shipped compared with 235 systems during the first quarter of 2019. By geography, 182 systems were shipped into the U.S., 25 into Europe, 27 into Asia, and 3 into other markets during the first quarter of 2020, compared with 154 systems shipped into the U.S., 49 into Europe, 21 into Asia, and 11 into other markets during the first quarter of 2019. The increase in systems shipments was primarily driven by procedure growth, the need for hospitals to expand or establish capacity, and more customers trading in older da Vinci models for fourth generation da Vinci Xi and da Vinci X systems.
We shipped 121 and 81 da Vinci Surgical Systems under lease arrangements, of which 77 and 78 systems were classified as operating leases for the three months ended March 31, 2020, and 2019, respectively. Operating lease revenue was $39.1 million for the three months ended March 31, 2020, compared with $20.4 million for the three months ended March 31, 2019. Systems placed as operating leases represented 32% of total shipments during the first quarter of 2020, compared with 33% during the first quarter of 2019. A total 721 of da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of March 31, 2020, compared with 423 as of March 31, 2019. Revenue from Lease Buyouts was $12.2 million for the three months ended March 31, 2020, compared with $12.0 million for the three months ended March 31, 2019. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.44 million for the three months ended March 31, 2020, compared with approximately $1.31 million for the three months ended March 31, 2019. The higher first quarter 2020 ASP was largely driven by favorable product and geographic mix, partially offset by higher trade-in volume. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 14% to $199 million for the three months ended March 31, 2020, compared with $174 million for the three months ended March 31, 2019. Higher service revenue for the three months ended March 31, 2020, was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended March 31, 2020, increased 9% to $604 million, representing 67.1% of product revenue, compared with $553 million, representing 69.2% of product revenue, for the three months ended March 31, 2019. The higher product gross profit for the three months ended March 31, 2020, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the three months ended March 31, 2020, was primarily driven by increased costs associated with da Vinci Si product transitions and higher freight costs as well as higher intangible assets amortization expense and share-based compensation expense.
Product gross profit for the three months ended March 31, 2020, and 2019, included share-based compensation expense of $12.8 million and $11.0 million, respectively, and intangible assets amortization expense of $8.8 million and $7.3 million, respectively.
Service gross profit for the three months ended March 31, 2020, was $134 million, representing 67.5% of service revenue, compared with $116 million, representing 66.8% of service revenue, for the three months ended March 31, 2019. The higher service gross profit for the three months ended March 31, 2020, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems and higher service gross profit margin. The higher service gross profit margin for the three months ended March 31, 2020, was primarily driven by lower repair costs.
Service gross profit for the three months ended March 31, 2020, and 2019, included share-based compensation expense of $5.5 million and $4.5 million, respectively, and intangible assets amortization expense of $0.9 million and $0.9 million, respectively.
As a result of an expected decrease in overall demand in the second quarter of 2020, we expect that our production facilities will run at less than normal capacity. Accordingly, certain labor and fixed production overhead costs will be expensed as incurred, significantly reducing our gross profit margin. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the second quarter and beyond.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended March 31, 2020, increased by 13% to $308 million, compared with $273 million for the three months ended March 31, 2019. The increase was primarily driven by higher headcount, including expansion of our Asian and European teams, and increased infrastructure to support our growth.
Selling, general and administrative expenses for the three months ended March 31, 2020, and 2019, included share-based compensation expense of $45.7 million and $38.6 million, respectively, and intangible assets amortization expense of $1.7 million and $1.2 million, respectively.
Our spending in the first quarter of 2020 reflected normal business activities into March and then a curtailment of certain costs associated with the impact of the COVID-19 pandemic. While certain spending will decrease in the second quarter of 2020 as a result of a reduction in revenue and activities limited by the COVID-19 pandemic, much of our spending will continue. We will continue to support our customers, invest in innovation focused on the quadruple aim, and invest in manufacturing and our supply chain to ensure supply for our customers. Certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses, clinical trials, surgeon training, and customer data collection. We will eliminate spending that is ineffective due to the COVID-19 pandemic, such as surgeon and hospital events, and we are pausing the hiring of volume-related roles, such as sales representatives and manufacturing employees.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended March 31, 2020, increased by 2% to $147 million, compared with $144 million for the three months ended March 31, 2019. The increase was primarily driven by higher personnel-related expenses and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, informatics, advanced instrumentation, advanced imaging, and future generations of robotics, partially offset by lower intangible asset-related charges.
Research and development expenses for the three months ended March 31, 2020, and 2019, included share-based compensation expense of $27.2 million and $22.8 million, respectively, and intangible asset-related charges of $1.9 million and $20.8 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2020, was $25.1 million, compared with $27.5 million for the three months ended March 31, 2019. The decrease was primarily driven by realized foreign exchange losses, partially offset by higher interest income earned due to higher cash and investment balances. However, average interest rates declined from the beginning of the first quarter to the end of the first quarter.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2020, was $8.1 million, or 2.6% of income before taxes, compared with $24.3 million, or 8.7% of income before taxes, for the three months ended March 31, 2019. The higher effective tax rate for the three months ended March 31, 2020, was mainly due to lower excess tax benefits recognized for employee share-based compensation.
Our provision for income taxes for the three months ended March 31, 2020, and 2019, included excess tax benefits associated with employee equity plans of $65.4 million and $72.7 million, which reduced our effective tax rate by 21.2 and 26.0 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.

We file federal, state, and foreign income tax returns in many U.S. and OUS jurisdictions. Years before 2016 are closed for the significant jurisdictions. Certain of our unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions we operate, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible change in unrecognized tax benefits that may occur in the next 12 months.
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
In July 2015, a U.S. Tax Court opinion (the “2015 Opinion”) was issued involving an independent third party related to intercompany charges for share-based compensation. Based on the findings of the U.S. Tax Court, we were required to, and did, refund to our foreign subsidiaries the share-based compensation element of certain intercompany charges made in prior periods. Starting in 2015, direct share-based compensation has been excluded from intercompany charges. In June 2019, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Subsequently, a re-hearing of the case was requested but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the Supreme Court of the United States. Since the Ninth Circuit Opinion potentially is subject to further judicial review, we continue to treat our share-based compensation expense in accordance with the 2015 Opinion and continue to recognize the related tax benefits in our financial statements based upon our evaluation of the position in light of the present facts. In the event of a final opinion which reverses the 2015 Opinion, there may be an adverse impact to our income tax expense and effective tax rate.
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
In January 2019, the Joint Venture acquired certain assets, including distribution rights, customer relationships, and certain personnel, from Chindex and its affiliates, a subsidiary of Fosun Pharma, and began direct operations for da Vinci products and services in China. As of March 31, 2020, the companies have contributed $55 million of up to $100 million required by the joint venture agreement.
We do not expect the Joint Venture to generate revenue in 2020 related to the sale of robotic-assisted, catheter-based medical devices. There can be no assurance that we and the Joint Venture can successfully commercialize such products. There can also be no assurance that the joint venture will not require additional contributions to fund its business, that the Joint Venture will continue to be profitable, or that the acquired Chindex assets will be successfully integrated and the expected benefits will be realized.
Net income (loss) attributable to noncontrolling interest in Joint Venture for the three months ended March 31, 2020, was $2.7 million, compared with $(2.5) million for the three months ended March 31, 2019. The increase in net income attributable to noncontrolling interest in Joint Venture was primarily due to increased revenue and a re-measurement gain related to the contingent consideration during the three months ended March 31, 2020.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.1 billion to $5.9 billion as of March 31, 2020, from $5.8 billion as of December 31, 2019, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by taxes paid related to net share settlements of equity awards, common stock repurchases, and capital expenditures.

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
However, as a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations as a result of decreased revenues and extending payment terms on sales and operating lease and usage-based arrangements. Moreover, we are focused on ensuring that we have adequate supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain and, accordingly, we expect to continue to increase inventory during the second quarter of 2020 and beyond.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2019, for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the three months ended March 31, 2020, and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in)
Operating activities	$352.8	$333.2
Investing activities	(117.1)	(308.9)
Financing activities	(178.7)	(41.8)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(0.8)	(1.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$56.2	$(18.7)

Operating Activities
For the three months ended March 31, 2020, net cash provided by operating activities of $353 million exceeded our net income of $316 million, primarily due to the following reasons:
1.Our net income included non-cash charges of $223 million, consisting primarily of the following significant items: share-based compensation of $91 million; deferred income taxes of $65 million; depreciation expense and losses on the disposal of property, plant, and equipment of $51 million; and amortization of intangible assets of $12 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $186 million of cash used by operating activities during the three months ended March 31, 2020. Prepaid expenses and other assets increased by $132 million, primarily due to an increase in leasing and an increase in prepaid taxes, driven by the timing of tax payments. Accrued compensation and employee benefits decreased by $95 million, primarily due to the payments of 2019 incentive compensation. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $65 million, primarily due to the increased number of systems under operating lease and usage-based arrangements and build-up to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters, such as the COVID-19 pandemic. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $118 million decrease in accounts receivable, primarily due to the timing of collections.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020, consisted primarily of the acquisition of property and equipment of $105 million, the Orpheus Medical Acquisition, net of cash acquired, of $38 million, and purchases of investments (net of proceeds from sales and maturities of investments) of $26 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.

Financing Activities
Net cash used in financing activities during the three months ended March 31, 2020, consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee stock purchases of $149 million and cash used in the repurchase of approximately 0.2 million shares of our common stock in the open market for $100 million, partially offset by proceeds from stock option exercises and employee stock purchases of $91 million.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to exceed $400 million in both 2020 and 2021. We intend to fund these needs with cash generated from operations.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2020, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information included in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this quarterly report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
RISKS RELATING TO OUR BUSINESS
PUBLIC HEALTH CRISES, OR THE PERCEPTION OF THEIR EFFECTS, HAVE HAD AND COULD CONTINUE TO HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.
Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as COVID-19 reached a global pandemic level in the last two weeks of the quarter ended March 31, 2020, we experienced significant decline in procedure volume in the U.S. and Western Europe, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and other public health bodies have recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and the number of da Vinci procedures performed.
As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel, distribute and service our products, temporary closures of our facilities and the facilities of our suppliers and their contract manufacturers, as well as reduction in access to our customers due to diverted resources and priorities and the business hours of hospitals as governments institute prolonged shelter-in-place and/or self-quarantine mandates. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which has instituted shelter-in-place orders applicable to our employees in that region, significantly impacting the ability of our employees to get to their places of work to produce products and hampering our products from moving through the supply chain. These unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, including the deferral of elective medical procedures and social distancing measures, have had, and will continue to have, a significant negative impact on our operations and financial results.
In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by hospitals and affect demand for our products as well as increased risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase, lease, or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results. As a result, we have withdrawn our full year 2020 financial and procedure guidance.

OUR BUSINESS IS SUBJECT TO COMPLEX AND EVOLVING LAWS AND REGULATIONS REGARDING PRIVACY, DATA PROTECTION, AND OTHER MATTERS RELATING TO INFORMATION COLLECTION.
There are numerous state, federal, and foreign laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure, and protection of different types of personal data and personal information (“Personal Information”) and other customer or other data, the scope of which is continually evolving and subject to differing interpretations. We may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations, and directives.
For example, the General Data Protection Regulation (the “GDPR”), which is in effect across the European Economic Area (the “EEA”), imposes several stringent requirements for controllers and processors of personal data and increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymised (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations.
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
In Israel, The Protection of Privacy Law, 5741-1981 (the “Israeli Privacy Law”) regulates the protection of privacy and personal data, along with several other specific regulations enacted thereunder and, in particular, the Privacy Protection Regulations (Data Security), 5777-2017 (together, the “Israeli Privacy Law and Regulations”). Under the Israeli Privacy Law and Regulations, organizations are subject to various privacy and data protection requirements, including mandatory registration of databases with the Israeli Registrar of Databases (if certain conditions are met), executing data processing agreements with data recipients, safeguarding the collection and processing of personal data, safeguarding the transfer of personal data (which is specifically subject to the requirements of the Privacy Protection Regulations), personal data breach notification obligations, and other requirements. The Privacy Protection Authority (the “PPA”) is responsible for enforcement of the Israeli Privacy Law and Regulations and periodically publishes opinions and guidelines on privacy matters. In terms of enforcement, failure to comply with the Israeli Privacy Law and Regulations can result in PPA investigations, administrative fines or sanctions, and civil or criminal actions (civil proceedings may include statutory damages without the need to prove actual damages).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended March 31, 2020.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1 to January 31, 2020	—	$—	—	$1.7	billion
February 1 to February 29, 2020	—	$—	—	$1.7	billion
March 1 to March 31, 2020	191,639	$521.83	191,639	$1.6	billion
Total during quarter ended March 31, 2020	191,639	$521.83	191,639
(1) Since March 2009, we have had an active stock repurchase program. As of March 31, 2020, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when the Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.6 billion represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2020. The authorized stock repurchase program does not have an expiration date.
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

10.1	Form of Intuitive Surgical, Inc. 2010 Incentive Award Plan Stock Option Grant Notice.
10.2	Form of Intuitive Surgical, Inc. 2010 Incentive Award Plan Restricted Stock Unit Grant Notice.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: April 17, 2020