Form 10-Q
period 2020-06-30
INTUITIVE SURGICAL INC
filed 2020-07-23
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 117,025,880 shares of Common Stock, $0.001 par value per share, outstanding as of July 20, 2020.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,035.6	$1,167.6
Short-term investments	2,452.7	2,054.1
Accounts receivable, net	508.8	645.2
Inventory	645.5	595.5
Prepaids and other current assets	256.4	200.2
Total current assets	5,899.0	4,662.6
Property, plant, and equipment, net	1,450.3	1,272.9
Long-term investments	1,586.5	2,623.5
Deferred tax assets	365.5	425.6
Intangible and other assets, net	465.5	441.4
Goodwill	336.8	307.2
Total assets	$10,103.6	$9,733.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108.9	$123.5
Accrued compensation and employee benefits	168.7	251.6
Deferred revenue	343.1	337.8
Other accrued liabilities	304.1	317.3
Total current liabilities	924.8	1,030.2
Other long-term liabilities	412.4	418.3
Total liabilities	1,337.2	1,448.5
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2020, and December 31, 2019	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 117.0 shares and 116.0 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	0.1	0.1
Additional paid-in capital	6,085.1	5,756.8
Retained earnings	2,633.0	2,494.5
Accumulated other comprehensive income	22.3	12.4
Total Intuitive Surgical, Inc. stockholders’ equity	8,740.5	8,263.8
Noncontrolling interest in joint venture	25.9	20.9
Total stockholders’ equity	8,766.4	8,284.7
Total liabilities and stockholders’ equity	$10,103.6	$9,733.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2020	2019	2020	2019
Revenue:
Product	$721.8	$922.3	$1,622.6	$1,722.1
Service	130.3	176.6	329.0	350.5
Total revenue	852.1	1,098.9	1,951.6	2,072.6
Cost of revenue:
Product	283.8	283.4	580.5	529.8
Service	65.4	56.5	130.0	114.2
Total cost of revenue	349.2	339.9	710.5	644.0
Gross profit	502.9	759.0	1,241.1	1,428.6
Operating expenses:
Selling, general and administrative	279.1	279.2	587.2	552.6
Research and development	143.2	120.8	290.3	264.8
Total operating expenses	422.3	400.0	877.5	817.4
Income from operations	80.6	359.0	363.6	611.2
Interest and other income, net	26.6	32.8	51.7	60.3
Income before taxes	107.2	391.8	415.3	671.5
Income tax expense	37.0	75.4	28.9	51.1
Net income	70.2	316.4	386.4	620.4
Less: net income (loss) attributable to noncontrolling interest in joint venture	2.2	(1.9)	4.9	(4.4)
Net income attributable to Intuitive Surgical, Inc.	$68.0	$318.3	$381.5	$624.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$0.58	$2.76	$3.27	$5.42
Diluted	$0.57	$2.67	$3.19	$5.23
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	116.8	115.4	116.6	115.2
Diluted	119.7	119.3	119.7	119.4
Total comprehensive income attributable to Intuitive Surgical, Inc.	$81.4	$335.1	$391.4	$654.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2020	2019
Operating activities:
Net income	$386.4	$620.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	102.5	67.8
Amortization of intangible assets	24.7	20.5
Gain on investments, accretion, and amortization, net	(2.4)	(1.6)
Deferred income taxes	52.5	52.7
Share-based compensation expense	186.5	157.7
Amortization of contract acquisition assets	8.2	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	136.9	48.9
Inventory	(120.1)	(178.0)
Prepaids and other assets	(95.5)	(89.2)
Accounts payable	(3.6)	21.7
Accrued compensation and employee benefits	(83.0)	(33.3)
Deferred revenue	4.1	8.7
Other liabilities	(14.5)	(53.0)
Net cash provided by operating activities	582.7	649.2
Investing activities:
Purchase of investments	(1,426.8)	(1,815.9)
Proceeds from sales of investments	800.7	61.1
Proceeds from maturities of investments	1,298.6	1,418.9
Purchase of property, plant, and equipment and intellectual property	(215.2)	(196.9)
Acquisition of businesses, net of cash	(37.7)	1.2
Net cash provided by (used in) investing activities	419.6	(531.6)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	154.0	119.6
Taxes paid related to net share settlement of equity awards	(155.1)	(145.0)
Repurchase of common stock	(100.0)	(200.0)
Capital contribution from noncontrolling interest	—	10.0
Payment of deferred purchase consideration	(30.0)	(5.0)
Net cash used in financing activities	(131.1)	(220.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.6)	(1.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	869.6	(104.1)
Cash, cash equivalents, and restricted cash, beginning of period	1,182.6	909.4
Cash, cash equivalents, and restricted cash, end of period	$2,052.2	$805.3
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2019, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 7, 2020. The results of operations for the first six months of fiscal year 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and the balances of the Company’s majority-owned joint venture (referred to herein as the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the condensed consolidated statements of income.
Risks and Uncertainties
The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages with no vaccine or new effective treatments available as of the date of this filing. The Company's customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which are likely to impact the Company's customers' ability to meet their obligations, including to the Company. Furthermore, capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. However, the magnitude and overall effectiveness of these actions remains uncertain.
The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be materially adversely affected by delays in payments of outstanding receivables, supply chain disruptions, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Financial Statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company's financial condition, liquidity, or results of operations is uncertain.

Customer Relief Program
During the second quarter of 2020, the Company introduced a series of programs to provide financial relief to customers (the “Customer Relief Program”). As part of the Customer Relief Program, the Company is providing its customers service fee credits, extending payment terms, and deferring payments related to Intuitive System Leasing arrangements.
Service fee credits. As part of the Customer Relief Program, the Company is providing service fee credits to customers that vary based on the reduction in the utilization of their systems relative to a pre-COVID-19 level baseline. The service fee credit will not exceed an amount equal to three months' worth of service fees per da Vinci/Ion system and have been and will be provided to customers in the second and third quarters of 2020. The Company reflects the service fee credits as a reduction of service revenue and accounts receivable in the quarter they are earned by its customers. The service fee credit program resulted in a $59 million decrease in service revenue in the second quarter of 2020.
Short-term payment relief. In response to the COVID-19 pandemic, the Company has introduced a payment deferral program to provide financial relief to qualified customers. This relief extended payment terms up to 180 days for qualified and creditworthy customers.
The Company also introduced a lease payment deferral program in which creditworthy customers with active Intuitive System Leasing arrangements may elect to defer lease payments up to five months that are payable at the end of the lease by extending the lease term by five months. This program does not result in substantial increases in the rights of the lessor or the obligations of the lessee, and the Company elected to apply the relief provided by the Financial Accounting Standards Board (“FASB”) FAQ on accounting for COVID-19 and market volatility by not applying the lease modification guidance in ASC 842 to the lease arrangements affected by the deferrals and lease extensions.
For operating lease arrangements where the lease term is extended by adding the deferred period to the end of the contract, the Company recalculated the straight-line revenue based on the revised terms, consistent with the treatment accepted by the FASB FAQ on accounting for COVID-19. For its sales-type lease arrangements impacted, the Company accounted for the deferral in the timing of lease payments as if there were no changes in the lease contract, consistent with the treatment accepted by the FASB FAQ on accounting for COVID-19. While the short-term payment relief offered did not have a material impact on the results of operations, the Company deferred $10 million of lease billings and extended payment terms associated with $65 million of trade receivables since the start of the program, of which $37 million would otherwise have been due in the second quarter of 2020.
Recently Adopted Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) (“Topic 326”), which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, was not material. Please see the description of the Company’s “Credit Losses” accounting policy in the “Significant Accounting Policies” section below.
Significant Accounting Policies
With the exception of the aspects within the Customer Relief Program noted above and the change for the accounting of credit losses as a result of the adoption of Topic 326, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to the Company.

Credit Losses
Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and six months ended June 30, 2020, the Company recognized bad debt expense of $2.3 million and $5.5 million, respectively. For both the three and six months ended June 30, 2019, bad debt expense was not significant.
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
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key credit quality indicator for the purposes of determining credit quality. The following table presents credit quality by class of net investment in sales-type lease as of June 30, 2020. The following table summarizes the amortized cost basis by year of origination and credit quality indicator as of June 30, 2020 (in millions):

	2020	2019	2018	2017	2016	Prior	Net Investment
Credit Rating:
High	$41.3	$51.6	$18.7	$10.0	$3.1	$2.6	$127.3
Moderate	30.4	34.4	22.1	7.5	2.5	0.1	97.0
Low	3.6	—	1.8	0.9	2.3	—	8.6
Total	$75.3	$86.0	$42.6	$18.4	$7.9	$2.7	$232.9
For the three and six months ended June 30, 2020, the Company recognized no credit loss and a credit loss of $0.9 million, respectively, related to net investment in sales-type leases. For both the three and six months ended June 30, 2019, the credit loss related to net investment in sales-type leases was not significant.
Available-for-sale debt securities. The Company's investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended June 30, 2020, the Company recognized no credit losses related to available-for-sale debt securities. For the six months ended June 30, 2020, the Company recognized a credit loss of $1.2 million related to available-for-sales debt securities. For both the three and six June 30, 2019, there were no credit losses recognized related to available-for-sales debt securities.
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

NOTE 3. FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of June 30, 2020, and December 31, 2019 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2020
Cash	$562.6	$—	$—	$—	$562.6	$562.6	$—	$—
Level 1:
Money market funds	1,266.8	—	—	—	1,266.8	1,266.8	—	—
U.S. treasuries	1,997.4	35.0	—	—	2,032.4	122.5	1,023.1	886.8
Subtotal	3,264.2	35.0	—	—	3,299.2	1,389.3	1,023.1	886.8
Level 2:
Commercial paper	269.7	—	—	—	269.7	26.6	243.1	—
Corporate debt securities	1,436.2	18.0	(0.3)	(1.3)	1,452.6	7.1	972.3	473.2
U.S. government agencies	410.7	3.6	—	—	414.3	50.0	202.4	161.9
Non-U.S. government securities	4.5	—	—	—	4.5	—	4.5	—
Municipal securities	69.8	2.1	—	—	71.9	—	7.3	64.6
Subtotal	2,190.9	23.7	(0.3)	(1.3)	2,213.0	83.7	1,429.6	699.7
Total assets measured at fair value	$6,017.7	$58.7	$(0.3)	$(1.3)	$6,074.8	$2,035.6	$2,452.7	$1,586.5

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2019
Cash	$413.1	$—	$—	$413.1	$413.1	$—	$—
Level 1:
Money market funds	726.8	—	—	726.8	726.8	—	—
U.S. treasuries	1,935.8	9.7	(0.4)	1,945.1	—	890.8	1,054.3
Subtotal	2,662.6	9.7	(0.4)	2,671.9	726.8	890.8	1,054.3
Level 2:
Commercial paper	165.1	—	—	165.1	25.5	139.6	—
Corporate debt securities	2,096.1	16.8	(0.2)	2,112.7	—	798.5	1,314.2
U.S. government agencies	418.3	1.1	(0.2)	419.2	—	209.6	209.6
Non-U.S. government securities	4.5	—	—	4.5	—	4.5	—
Municipal securities	58.4	0.3	—	58.7	2.2	11.1	45.4
Subtotal	2,742.4	18.2	(0.4)	2,760.2	27.7	1,163.3	1,569.2
Total assets measured at fair value	$5,818.1	$27.9	$(0.8)	$5,845.2	$1,167.6	$2,054.1	$2,623.5

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of June 30, 2020 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,645.5	$2,658.9
Mature in one to five years	1,542.8	1,586.5
Total	$4,188.3	$4,245.4
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains recognized on the sale of investments were $6.9 million and $8.3 million for the three and six months ended June 30, 2020, respectively, and not material for the prior year comparative periods. Gross realized losses recognized on the sale of investments were not material for the periods presented.
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

Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, Indian Rupee ("INR"), Mexican Peso ("MXN"), Chinese Yuan ("CNY"), and New Taiwan Dollar ("TWD").
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Recognized gains/(losses) in interest and other income, net	$(1.7)	$(0.2)	$1.9	$1.5
Foreign exchange gains/(losses) related to balance sheet re-measurement	$1.7	$2.1	$(6.9)	$0.3
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Notional amounts:
Forward contracts	$96.8	$154.5	$257.5	$227.2
Gross fair value recorded in:
Prepaids and other current assets	$0.8	$1.3	$1.6	$2.2
Other accrued liabilities	$0.3	$0.5	$0.4	$0.7

NOTE 4. BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Inventory	June 30, 2020	December 31, 2019
Raw materials	$212.8	$211.0
Work-in-process	67.2	75.9
Finished goods	365.5	308.6
Total inventory	$645.5	$595.5

	As of
Other accrued liabilities–short-term	June 30, 2020	December 31, 2019
Taxes payable	$37.7	$37.9
Litigation-related accruals	2.8	5.8
Current portion of deferred purchase consideration payments	41.8	35.7
Current portion of contingent consideration	33.6	44.5
Other accrued liabilities	188.2	193.4
Total other accrued liabilities–short-term	$304.1	$317.3

	As of
Other long-term liabilities	June 30, 2020	December 31, 2019
Income taxes–long-term	$280.5	$258.6
Deferred revenue–long-term	28.4	27.4
Other long-term liabilities	103.5	132.3
Total other long-term liabilities	$412.4	$418.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Six Months Ended June 30,
	2020	2019
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$79.0	$89.0
Deferred payments and contingent consideration related to business combinations	$4.1	$64.7

NOTE 5. REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2020	2019	2020	2019
Instruments and accessories	$315.6	$428.6	$760.0	$836.0
Systems	139.3	232.6	338.1	393.3
Services	80.6	124.1	219.0	247.6
Total U.S. revenue	$535.5	$785.3	$1,317.1	$1,476.9

Outside of U.S. (“OUS”)
Instruments and accessories	$145.2	$149.9	$318.3	$294.8
Systems	121.7	111.2	206.2	198.0
Services	49.7	52.5	110.0	102.9
Total OUS revenue	$316.6	$313.6	$634.5	$595.7

Total
Instruments and accessories	$460.8	$578.5	$1,078.3	$1,130.8
Systems	261.0	343.8	544.3	591.3
Services	130.3	176.6	329.0	350.5
Total revenue	$852.1	$1,098.9	$1,951.6	$2,072.6
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. In addition, non-lease elements associated with the Company's lease arrangements are primarily comprised of service contracts that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations and the non-lease elements associated with lease arrangements was $1,474 million as of June 30, 2020. The remaining performance obligations are expected to be satisfied over the term of the individual sales arrangements, which generally are 5 years. Service revenue associated with the lease arrangements will generally be recognized over the service period, which generally coincides with the lease term.

Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2020	December 31, 2019
Contract assets	$28.9	$20.8
Deferred revenue	$371.5	$365.2
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
During the three and six months ended June 30, 2020, the Company recognized $54.6 million and $191.6 million, respectively, of revenue, net of the impact of the Customer Relief Program, that was included in the deferred revenue balance as of December 31, 2019. During the three and six months ended June 30, 2019, the Company recognized $91.5 million and $223.7 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2018.
Intuitive System Leasing
The following table presents revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales-type lease revenue	$16.8	$15.3	$71.8	$19.9
Operating lease revenue	$42.2	$25.1	$81.3	$45.5
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial capital sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Condensed Consolidated Balance Sheets were $47.9 million and $51.5 million as of June 30, 2020, and December 31, 2019, respectively. The Company did not incur any impairment losses during the periods presented.
NOTE 6. LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2020	December 31, 2019
Gross lease receivables	$232.9	$191.9
Unearned income	(10.3)	(10.1)
Allowance for credit loss	(2.1)	(1.2)
Net investment in sales-type leases	$220.5	$180.6
Reported as:
Prepaids and other current assets	$71.8	$63.1
Intangible and other assets, net	148.7	117.5
Total, net	$220.5	$180.6

Contractual maturities of gross lease receivables at June 30, 2020, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$41.9
2021	67.0
2022	51.2
2023	36.4
2024	29.2
2025 and thereafter	7.2
Total	$232.9

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
The total purchase consideration of $66.0 million, as of the acquisition date, included a contingent consideration liability of $64.7 million and an upfront cash payment of $1.3 million. The amount and timing of the future contingent consideration payments are based upon the underlying performance of the business in 2019 and 2020. As of the acquisition date, the estimated total undiscounted contingent consideration was approximately $81 million. The undiscounted contingent consideration has decreased by approximately $6 million as of June 30, 2020, due to a change in the timing of the projected future revenues. The contingent consideration liability is measured at estimated fair value using a discounted cash flow model, which requires significant inputs not observable in the market and, thus, represents a Level 3 measurement. Key assumptions include (1) the probability and timing of milestone achievements based on revenues in 2019 and projected future revenues in 2020, and (2) the discount rate used to calculate the present value of the milestone payments. On each reporting period until the contingent consideration is settled, the Company will re-measure the contingent consideration liability and record changes in fair value within selling, general and administrative expenses. For the six months ended June 30, 2020, the contingent consideration liability changed due to payments of $27.3 million and net additional expense of $3.0 million. For the six months ended June 30, 2019, the contingent consideration liability changed due to payments of $2.0 million and net additional expense of $7.1 million. Changes to the contingent consideration liability can result from adjustments to discount rates, accretion due to the passage of time, or changes in estimates in the performance of the business. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.
Schölly
During the third quarter of 2019, the Company acquired certain assets and operations from Schölly Fiberoptic GmbH (“Schölly”), including manufacturing process technology, a non-compete agreement, certain personnel, and net tangible assets on August 31, 2019, which collectively met the definition of a business. The Company believes that the transaction strengthens the Company’s supply chain and manufacturing capacity for imaging products used in the Company's da Vinci systems. The total purchase consideration of $101.4 million consisted of an initial cash payment of $34.4 million and deferred cash payments totaling approximately $67.0 million, of which $37.7 million continues to be deferred as of June 30, 2020. The timing of future payments is based upon achieving certain integration steps, which occur during 2020 and are expected to be completed around the end of 2020.

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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2019	$307.2
Acquisition activity	29.3
Translation and other	0.3
Balance at June 30, 2020	$336.8

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$198.4	$(153.7)	$44.7	$186.7	$(149.0)	$37.7
Distribution rights and others	91.9	(61.4)	30.5	91.3	(44.9)	46.4
Customer relationships	59.0	(33.2)	25.8	57.7	(29.7)	28.0
Total intangible assets	$349.3	$(248.3)	$101.0	$335.7	$(223.6)	$112.1
Amortization expense related to intangible assets was $12.4 million and $10.6 million for the three months ended June 30, 2020, and 2019, respectively. Amortization expense related to intangible assets was $24.7 million and $20.5 million for the six months ended June 30, 2020, and 2019, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2020, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$24.3
2021	21.3
2022	18.1
2023	13.4
2024	11.4
2025 and thereafter	12.5
Total	$101.0
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
NOTE 9. STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	116.6	$0.1	$5,926.8	$2,570.9	$8.9	$8,506.7	$23.8	$8,530.5
Issuance of common stock through employee stock plans	0.4	—	62.7			62.7		62.7
Shares withheld related to net share settlement of equity awards	—	—	(0.3)	(5.9)		(6.2)		(6.2)
Share-based compensation expense related to employee stock plans			95.9			95.9		95.9
Net income attributable to Intuitive Surgical, Inc.				68.0		68.0		68.0
Other comprehensive income (loss)					13.4	13.4	(0.1)	13.3
Net income attributable to noncontrolling interest in joint venture						—	2.2	2.2
Ending balance	117.0	$0.1	$6,085.1	$2,633.0	$22.3	$8,740.5	$25.9	$8,766.4

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	115.4	$0.1	$5,328.8	$1,696.0	$(0.7)	$7,024.2	$16.2	$7,040.4
Issuance of common stock through employee stock plans	0.2	—	30.8			30.8		30.8
Shares withheld related to net share settlement of equity awards	—	—	(0.3)	(6.1)		(6.4)		(6.4)
Share-based compensation expense related to employee stock plans			81.6			81.6		81.6
Repurchase and retirement of common stock	(0.4)	—	(10.8)	(189.2)		(200.0)		(200.0)
Net income attributable to Intuitive Surgical, Inc.				318.3		318.3		318.3
Other comprehensive income					16.8	16.8		16.8
Net loss attributable to noncontrolling interest in joint venture						—	(1.9)	(1.9)
Ending balance	115.2	$0.1	$5,430.1	$1,819.0	$16.1	$7,265.3	$14.3	$7,279.6

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	116.0	$0.1	$5,756.8	$2,494.5	$12.4	$8,263.8	$20.9	$8,284.7
Adoption of new accounting standard				(0.1)		(0.1)		(0.1)
Issuance of common stock through employee stock plans	1.5	—	154.0			154.0		154.0
Shares withheld related to net share settlement of equity awards	(0.3)	—	(7.0)	(148.1)		(155.1)		(155.1)
Share-based compensation expense related to employee stock plans			186.5			186.5		186.5
Repurchase and retirement of common stock	(0.2)	—	(5.2)	(94.8)		(100.0)		(100.0)
Net income attributable to Intuitive Surgical, Inc.				381.5		381.5		381.5
Other comprehensive income					9.9	9.9	0.1	10.0
Net income attributable to noncontrolling interest in joint venture						—	4.9	4.9
Ending balance	117.0	$0.1	$6,085.1	$2,633.0	$22.3	$8,740.5	$25.9	$8,766.4

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	114.5	$0.1	$5,170.3	$1,521.7	$(13.3)	$6,678.8	$8.7	$6,687.5
Issuance of common stock through employee stock plans	1.4	—	119.6			119.6		119.6
Shares withheld related to net share settlement of equity awards	(0.3)	—	(6.7)	(138.3)		(145.0)		(145.0)
Share-based compensation expense related to employee stock plans			157.7			157.7		157.7
Repurchase and retirement of common stock	(0.4)	—	(10.8)	(189.2)		(200.0)		(200.0)
Net income attributable to Intuitive Surgical, Inc.				624.8		624.8		624.8
Other comprehensive income					29.4	29.4		29.4
Capital contribution from noncontrolling interest						—	10.0	10.0
Net loss attributable to noncontrolling interest in joint venture						—	(4.4)	(4.4)
Ending balance	115.2	$0.1	$5,430.1	$1,819.0	$16.1	$7,265.3	$14.3	$7,279.6

Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of June 30, 2020, the remaining amount of share repurchases authorized by the Board was $1.6 billion.
The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares repurchased	—	0.4	0.2	0.4
Average price per share	$—	$477.44	$521.83	$477.44
Value of shares repurchased	$—	$200.0	$100.0	$200.0

Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive are as follows (in millions):

	Three Months Ended June 30, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.8	$36.2	$(20.6)	$(8.5)	$8.9
Other comprehensive income (loss) before reclassifications	—	11.6	6.8	—	18.4
Amounts reclassified from accumulated other comprehensive income (loss)	(1.4)	(3.7)	—	0.1	(5.0)
Net current-period other comprehensive income (loss)	(1.4)	7.9	6.8	0.1	13.4
Ending balance	$0.4	$44.1	$(13.8)	$(8.4)	$22.3

	Three Months Ended June 30, 2019
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.6	$1.8	$(0.7)	$(3.4)	$(0.7)
Other comprehensive income (loss) before reclassifications	(0.2)	18.0	(0.1)	—	17.7
Amounts reclassified from accumulated other comprehensive income (loss)	(0.9)	(0.1)	—	0.1	(0.9)
Net current-period other comprehensive income (loss)	(1.1)	17.9	(0.1)	0.1	16.8
Ending balance	$0.5	$19.7	$(0.8)	$(3.3)	$16.1

	Six Months Ended June 30, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.7	$20.4	$—	$(8.7)	$12.4
Other comprehensive income (loss) before reclassifications	2.8	28.4	(13.8)	—	17.4
Amounts reclassified from accumulated other comprehensive income (loss)	(3.1)	(4.7)	—	0.3	(7.5)
Net current-period other comprehensive income (loss)	(0.3)	23.7	(13.8)	0.3	9.9
Ending balance	$0.4	$44.1	$(13.8)	$(8.4)	$22.3

	Six Months Ended June 30, 2019
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.2	$(9.8)	$(0.3)	$(3.4)	$(13.3)
Other comprehensive income (loss) before reclassifications	3.3	29.6	(0.5)	(0.1)	32.3
Amounts reclassified from accumulated other comprehensive income (loss)	(3.0)	(0.1)	—	0.2	(2.9)
Net current-period other comprehensive income (loss)	0.3	29.5	(0.5)	0.1	29.4
Ending balance	$0.5	$19.7	$(0.8)	$(3.3)	$16.1

NOTE 10. SHARE-BASED COMPENSATION
In April 2020, the Company's shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 28,450,000 to 32,450,000. As of June 30, 2020, approximately 8.4 million shares were reserved for future issuance under the Company's stock plans. A maximum of approximately 3.7 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the six months ended June 30, 2020, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	5.4	$246.64
Options granted	0.3	$537.87
Options exercised	(0.7)	$167.20
Options forfeited/expired	(0.1)	$468.87
Balance at June 30, 2020	4.9	$272.37
As of June 30, 2020, options to purchase an aggregate of 3.9 million shares of common stock were exercisable at a weighted average price of $214.32 per share.

Restricted Stock Units Information
A summary of RSUs activity under all stock plans for the six months ended June 30, 2020, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	1.9	$410.09
RSUs granted	0.7	$535.67
RSUs vested	(0.7)	$337.48
RSUs forfeited	(0.1)	$456.38
Unvested balance at June 30, 2020	1.8	$481.89
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $36.6 million and approximately 0.1 million shares for $30.3 million during the six months ended June 30, 2020, and 2019, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2020, and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales – products	$14.2	$11.4	$27.0	$22.4
Cost of sales – services	5.2	4.8	10.7	9.3
Total cost of sales	19.4	16.2	37.7	31.7
Selling, general, and administrative	49.6	40.7	95.3	79.3
Research and development	27.4	25.1	54.6	47.9
Share-based compensation expense before income taxes	96.4	82.0	187.6	158.9
Income tax benefit	20.0	16.5	38.9	32.9
Share-based compensation expense after income taxes	$76.4	$65.5	$148.7	$126.0
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and six months ended June 30, 2020, and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock Options
Risk-free interest rate	0.4%	2.2%	0.8%	2.4%
Expected term (in years)	4.2	4.3	4.3	4.3
Expected volatility	38%	30%	30%	31%
Fair value at grant date	$165.18	$142.63	$138.24	$155.35
ESPP
Risk-free interest rate	—	—	1.5%	2.5%
Expected term (in years)	—	—	1.1	1.2
Expected volatility	—	—	27%	31%
Fair value at grant date	—	—	$149.85	$154.20

NOTE 11. INCOME TAXES
Income tax expense for the three months ended June 30, 2020, was $37.0 million, or 34.5% of income before taxes, compared with $75.4 million, or 19.2% of income before taxes, for the three months ended June 30, 2019. Income tax expense for the six months ended June 30, 2020, was $28.9 million, or 7.0% of income before taxes, compared with $51.1 million, or 7.6% of income before taxes, for the six months ended June 30, 2019.
The effective tax rates for the three and six months ended June 30, 2020, and 2019, differed from the U.S. federal statutory rate of 21% mainly due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit, partially offset by state income taxes (net of federal benefit) and U.S. tax on foreign earnings. The effective tax rate for the three and six months ended June 30, 2020, also reflected a $36.8 million increase in income tax expense discussed below.
In July 2015, a U.S. Tax Court opinion (the “2015 Opinion”) was issued involving an independent third party related to charging foreign subsidiaries for share-based compensation. Based on the findings of the U.S. Tax Court, direct share-based compensation has been excluded from the Company's intercompany charges starting in 2015. In June 2019, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Subsequently, a re-hearing of the case was requested but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the U.S. Supreme Court. The petition was denied by the U.S. Supreme Court on June 22, 2020, which makes the Ninth Circuit Opinion binding precedent in the Ninth Circuit. As a result, the Company increased its unrecognized tax benefits by $36.8 million with a corresponding increase to income tax expense for the three and six months ended June 30, 2020, related to the intercompany charges for share-based compensation for relevant periods prior to 2020. The Company will continue to monitor future Internal Revenue Service ("IRS") actions or other developments regarding this matter and will assess the impact of any such developments to its income tax provision in the quarter that they occur. The Company is treating share-based compensation expense in accordance with the Ninth Circuit Opinion for 2020 and going forward.
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
The Company is subject to the examination of its income tax returns by the IRS and other tax authorities. The outcome of these audits cannot be predicted with certainty. The Company’s management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
NOTE 12. NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$68.0	$318.3	$381.5	$624.8
Denominator:
Weighted average shares outstanding used in basic calculation	116.8	115.4	116.6	115.2
Add: dilutive effect of potential common shares	2.9	3.9	3.1	4.2
Weighted average shares outstanding used in diluted calculation	119.7	119.3	119.7	119.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$0.58	$2.76	$3.27	$5.42
Diluted	$0.57	$2.67	$3.19	$5.23

Share-based compensation awards of approximately 1.1 million and 1.2 million shares for the three months ended June 30, 2020, and 2019, respectively, and approximately 1.1 million and 0.5 million for the six months ended June 30, 2020, and 2019, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13. SUBSEQUENT EVENT
The Company held an equity investment in preferred shares of InTouch Technologies, Inc. ("InTouch"), which is reflected in the Company's financial statements on a cost basis. On July 1, 2020, Teladoc Health, Inc. ("Teladoc") completed its acquisition of InTouch. Based on the terms of the agreement, the Company has received Teladoc shares on the date of closing and will recognize a gain on its investment of approximately $45 million. The Company is restricted from selling these shares for a period of six months. As the Teladoc shares have a readily determinable fair value, these shares will be measured at fair value on an ongoing basis, and the recognition of changes in fair value will be recorded in the income statement. Therefore, the actual gain recognized in the third quarter of 2020 on this investment may differ from the gain recognized on the date of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020, and 2019, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, the strength of our long-term fundamentals, the potential decline of procedure volume, our acquisitions, expected new product introductions, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: our ability to obtain accurate procedure volume in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; disruption to our supply chain; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; the evaluation of the risks of robotic-assisted surgery in the presence of infectious diseases; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including Schölly Fiberoptic's robotic endoscope business and Orpheus Medical; procedure counts; regulatory approvals, clearances, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017, and the da Vinci SP Surgical System, commercialized in the third quarter of 2018. We are early in the launch of our da Vinci SP Surgical System, and we have an installed base of 52 da Vinci SP Surgical Systems as of June 30, 2020. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received U.S. Food and Drug Administration (“FDA”) clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.

We offer approximately 70 different multi-port da Vinci instruments to provide surgeons with flexibility in choosing the types of tools needed to perform a particular surgery. These multi-port instruments are generally robotically controlled and provide end effectors (tips) that are similar to those used in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci Xi and da Vinci X platforms, including the da Vinci Vessel Sealer Extend and da Vinci Stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. Da Vinci X and da Vinci Xi Surgical Systems share the same instruments whereas the da Vinci Si Surgical System uses instruments that are not compatible with X or Xi systems. We currently offer nine core instruments on our da Vinci SP Surgical System. We plan to expand the SP instrument offering over time.
Training technologies include our Intuitive Simulation products, our Intuitive Telepresence remote case observation and telementoring tools, and our dual console for use in surgeon proctoring and collaborative surgery.
During the first quarter of 2019, the FDA cleared our Ion endoluminal system to enable minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic procedures with this first application. We are introducing the Ion system in the U.S. in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We are early in the launch and have placed 3 Ion systems for commercial use as of June 30, 2020. Ion systems are not included in our da Vinci Surgical System installed base. We continue to have 3 Ion systems placed with hospitals for gathering clinical data.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
COVID-19 Pandemic
First Quarter of 2020
Prior to the spread of COVID-19 in the first quarter of 2020, we experienced procedure growth trends consistent with those experienced in the fourth quarter of 2019, including strength in general surgery, growth in mature procedures in the U.S., and growth in OUS urology. We also saw early strength in capital placements, particularly in the U.S., with over half the systems placed in the first quarter of 2020 related to arrangements where the sales cycle was mostly completed in the fourth quarter of 2019. Beginning in January 2020, we saw a substantial reduction in da Vinci procedures in China and, by early February 2020, procedures per week in China had declined by approximately 90% compared with the weekly procedure rates experienced in early January 2020. As the COVID-19 pandemic subsided in China in March 2020, da Vinci procedure volume began to recover and, by the end of the first quarter of 2020, China procedures per week were approximately 70% of the early January 2020 weekly procedure rate. As the COVID-19 pandemic spread to Western Europe and the U.S., we experienced a significant decline in da Vinci procedures in the last half of March 2020. As the U.S. Surgeon General recommended that elective procedures be postponed and hospitals pivoted to providing care to COVID-19 patients, procedures per week in the U.S., which represented approximately 72% of our procedure volume in 2019, declined to approximately 65% compared with the weekly procedure rate experienced earlier in the first quarter of 2020.
Second Quarter of 2020
In April, procedures per week in the U.S. continued to decline, reaching approximately 30% of pre-COVID-19 levels. In May and June, U.S. procedures began a recovery phase, as COVID-19 cases dropped and elective procedures were permitted, and, by the middle of June, had grown to nearly the same level as that measured in the first two weeks of the first quarter of 2020. However, in the last two weeks of June and into July, with the resurgence of COVID-19 cases, some regions have postponed elective procedures again, and we have experienced a corresponding decline in da Vinci procedures. The impact of COVID-19 in Europe during the second quarter varied by country with procedures in Italy, France, and the UK declining more steeply, while Germany experienced a year-over-year increase in procedures. During the second quarter of 2020, China procedures per week continued to increase to a level consistent with the early January 2020 weekly procedure rate. Consistent with the first quarter of 2020, we experienced little impact on the procedure volume in Korea and Japan in the second quarter of 2020. While procedures in certain markets have improved from levels experienced early in the second quarter, it is possible that a recurrence of COVID-19 similar to the one occurring in the U.S. will continue to negatively impact da Vinci procedures through the remainder of 2020. Moreover, we do not expect all markets to recover at the same pace, and some markets may experience a resurgence in infection rates. Due to the uncertainty of the recovery, including the significant increase in COVID-19 infections in the U.S. and the potential for COVID-19 infections to increase in other markets coupled with additional policy responses outlined by governments and other authorities, we cannot reliably estimate the impact to procedure volume in the third quarter of 2020 and beyond.

System Demand
Most of the sales cycle for approximately half of the system placements in the first quarter of 2020 were completed in the fourth quarter of 2019. As we progressed through the first and second quarters of 2020 and the impact of the COVID-19 pandemic progressed, customers deferred decisions to purchase or lease systems into future quarters and, in some cases, indefinitely. In addition, the decline in procedures and, in turn, the reduced utilization of our systems resulted in unused capacity in the existing installed base. We expect hospitals to first fill their capacity before purchasing additional systems. The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of testing capabilities, personal protective equipment, intensive care units and operating rooms, and medical staff as well as government interventions. As COVID-19 continues to disrupt healthcare operations and patient flow, we would expect that system placements will lag behind the recovery of da Vinci procedure volume. While we cannot reliably estimate the extent or period of time over which the COVID-19 pandemic and the resultant economic recession will impact hospital spending, we anticipate lower year-over-year system placements for the remainder of 2020.
Customer Relief Program
In April, we announced a program to provide financial relief to our customers. The program is comprised of three main elements. The first element provides credits against service fees otherwise due in the six-month period from April 1 through September 30 that generally reflects the under-utilization of the system during that period. Those credits were offered to most customers worldwide. The second element deferred certain lease payments, and the third element extended certain payment terms for accounts receivable. Service fee credits resulted in an approximately $59 million decrease in service revenue in the second quarter of 2020. The extent to which credits will be issued for the third quarter of 2020 is dependent on the spread and resurgence of COVID-19 and the impact that it has on da Vinci surgeries. Given the second quarter da Vinci procedures rates coupled with the U.S. resurgence, we estimate credits issued for the third quarter of 2020 to be in the range of $20 to $50 million. While the short-term payment relief offered did not have a material impact to the results of operations, we deferred $10 million of lease billings and extended payment terms associated with $65 million of trade receivables since the start of the program, of which $37 million would otherwise have been due in the second quarter of 2020. Service revenue in the third quarter of 2020 could be reduced further if COVID-19 infections increase and, correspondingly, da Vinci procedures decline. We may also be subject to increased credit risks resulting in collection delinquencies and defaults, which could materially impact our bad debt write-offs and provisions for credit losses. Although we have programs in place that are designed to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing credit risks relating to these lease financing arrangements and extended payment terms.
General Increase in Risks
Capital markets and worldwide economies have been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a prolonged recession in local and/or global economies. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Our Response
We set our priorities and actions during the COVID-19 pandemic within the context of the phased framework described in the American Enterprise Institute’s paper entitled “National coronavirus response – a road map to reopening.” In Phases 1 and 2, which are the ‘Slow the Spread’ and 'State-by-State Reopening' phases of coronavirus response, our priorities are as follows. First, we are focused on the health and safety of all those we serve – our customers, our communities, our employees, and our suppliers – implementing early and continuous updates to our health and safety policies and processes. Second, we are supporting our customers according to their priorities – clinical, operational, and economic. Third, we are focused on continuity of supply by working with our suppliers and our distributors. Fourth, we are securing our workforce economically. We have built a valuable team over the years, and we believe they will be important in the recovery that follows the pandemic. Fifth, in partnership with our Intuitive Foundation, we are contributing material, product, and volunteers to the front lines of COVID-19 support – we have designed, produced, and delivered personal protective equipment to local hospitals, and our employees have volunteered in several communities. Finally, we are eliminating avoidable spend during Phases 1 and 2 of the COVID-19 pandemic.

Business Model
Overview
We generate revenue from the placements of da Vinci Surgical Systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in operating lease transactions and usage-based models where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as the revenue from operating leases. The da Vinci Surgical System generally sells for between $0.5 million and $2.5 million, depending upon the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $700 and $3,500 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. Further, we plan to launch our Extended Use Program (refer to further discussion immediately below), which will reduce the overall instruments and accessories revenue per procedure. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $80,000 and $190,000, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from the placements of the Ion endoluminal system in a business model consistent with the da Vinci Surgical System model described above. We generate revenue from the placements of the Ion system, and we earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service. Ion systems are presented separately from our da Vinci Surgical Systems installed base. We are introducing the Ion system in the U.S. in a measured fashion. For the three and six months ended June 30, 2020, Ion's contribution to revenue and gross margin was not significant.
Extended Use Program
In July 2020, we introduced our "Extended Use Program." Beginning in the fourth quarter of 2020, we plan to introduce select Xi/X instruments possessing 12 to 18 uses compared to the current 10 use instruments. The Extended Use Program instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. In addition, in the fourth quarter of 2020, we will lower the price of certain other instruments that are most commonly used in lower acuity procedures. These actions will reduce the cost for customers to treat patients, which in turn will reduce our revenue per procedure. Based on 2019 volume and mix of procedures, our Extended Use Program and the reduced pricing on certain other instruments would have reduced 2019 annual instruments and accessories revenue by approximately $150 to $170 million. The impact of these actions on future revenue will be dependent on the future volume and mix of procedures and whether cost elasticity will enable greater penetration into available markets.
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
The COVID-19 pandemic reduced the number of shipments of da Vinci Surgical Systems in the second quarter of 2020 as compared to the prior year. Based on the factors outlined in the COVID-19 Pandemic section above, historical system shipment trends may not be a good indicator of future system shipments.
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

Systems Revenue
System placements are driven by procedure growth in most markets. In geographies where da Vinci procedure adoption is in an early stage, system sales will precede procedure growth. System placements also vary due to seasonality largely aligned with hospital budgeting cycles. We typically place a higher proportion of annual system placements in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease and usage-based arrangements, recurring operating lease and usage-based revenue, operating lease buyouts, product mix, ASPs, trade-in activities, and customer mix. System revenue grew 19% to $1,346 million in 2019; 21% to $1,127 million in 2018; and 16% to $928 million in 2017. Based on the factors outlined in the COVID-19 Pandemic section above, the ability to forecast future system shipments has been significantly disrupted and, therefore, we believe that historical system shipment trends may not be a good indicator of future system shipments.
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
Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably hernia repairs, hysterectomies, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality in the U.S. for these procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods. As a result of the factors outlined in the COVID-19 Pandemic section above, including the recommendations of authorities to defer elective procedures, historical procedure patterns may be disrupted.
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

Clearances and Approvals
We have generally obtained the clearances required to market our products associated with our da Vinci Surgical Multiport Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2018, we obtained regulatory clearances for the following products:
•In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator.
•In July 2019, we obtained FDA clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload, which round out our SureForm 45 portfolio. We have also received CE mark clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload.
•In June 2019, we received CE mark clearance for our da Vinci Endoscope Plus for the da Vinci X/Xi Surgical Systems in Europe. Following the CE mark, in July 2019, we obtained FDA clearance for our da Vinci Endoscope Plus. We have also received regulatory clearances in Korea and Japan to market our da Vinci Endoscope Plus in December 2019 and May 2020, respectively.
•In June 2019, we obtained FDA clearance for our da Vinci Handheld Camera.
•In February 2019, we obtained FDA clearance for our Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. We are introducing the Ion endoluminal system in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 21 Ion systems for commercial use as of June 30, 2020.
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
•In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. The government will allow the sale of 154 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of June 30, 2020, we have sold 83 da Vinci Surgical Systems under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
•In July 2018, we obtained FDA clearance to market SureForm 60, our da Vinci EndoWrist 60mm Stapler. In January 2019, we obtained FDA clearance to market SureForm 45. We have also received regulatory clearance in Taiwan, South Korea, and Japan to market both SureForm 60 and SureForm 45.
•In May 2018, we obtained FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we obtained FDA clearance for the da Vinci SP Surgical System for certain transoral procedures. We also received regulatory clearance for the da Vinci SP Surgical System in South Korea in May 2018. We continue to introduce the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have an installed base of 52 da Vinci SP Surgical Systems as of June 30, 2020.
•In April 2018, we obtained FDA clearance for our da Vinci Vessel Sealer Extend.
Refer to the descriptions of our products that received regulatory clearances in 2020, 2019, and 2018 in the New Product Introductions section below.

The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of even-numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical data/economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for da Vinci Prostatectomy (“dVP”) and partial nephrectomy, respectively. Most prostatectomies and partial nephrectomies were open procedures prior to da Vinci reimbursement. Da Vinci procedure reimbursement for dVP and partial nephrectomy procedures are higher than open and conventional laparoscopic procedure reimbursements. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. An additional 7 da Vinci procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that the adoption pace for these procedures will be similar to dVP or partial nephrectomy, given their higher reimbursement, or any other da Vinci procedure.
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
The COVID-19 pandemic reduced the number of da Vinci procedures performed by our customers in the first and second quarters of 2020 as compared to our expectations. Based on the factors outlined in the COVID-19 Pandemic section above, the ability to forecast future procedures based on historical procedure patterns has been disrupted. Therefore, we believe that historical procedure trends may not be a good indicator of future procedure volumes.
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
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers declined approximately 19% for the three months ended June 30, 2020, as compared with the same period in the prior year. Total da Vinci procedures grew approximately 17% for the three months ended June 30, 2019. Total da Vinci procedures performed by our customers declined approximately 5% for the six months ended June 30, 2020, as compared with the same period in the prior year. Total da Vinci procedures grew approximately 17% for the six months ended June 30, 2019. The second quarter and year-to-date 2020 procedure decline reflects significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. While we saw procedure declines in all categories during the second quarter of 2020, urology and thoracic procedures were impacted to a lesser degree, while gynecology experienced the greatest decline. The rates of recovery from their lows by procedure type were more uniform.

U.S. Procedures. U.S. da Vinci procedures declined approximately 24% for the three months ended June 30, 2020, as compared with the same period in the prior year. U.S. da Vinci procedures grew approximately 16% for the three months ended June 30, 2019. U.S. da Vinci procedures declined approximately 8% for the six months ended June 30, 2020, as compared with the same period in the prior year. U.S. da Vinci procedures grew approximately 16% for the six months ended June 30, 2019. The second quarter and year-to-date 2020 U.S. procedure decline reflects significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. While cancer procedures saw a more modest decline and recovery, benign procedures saw a more pronounced decline but have since recovered consistent with cancer procedures. We expect that benign procedures will continue to be more volatile, particularly if elective procedures continue to be deferred in certain states.
OUS Procedures. OUS da Vinci procedures declined approximately 7% for the three months ended June 30, 2020, as compared with the same period in the prior year. OUS da Vinci procedures grew approximately 20% for the three months ended June 30, 2019. OUS da Vinci procedures grew approximately 2% for the six months ended June 30, 2020, compared with approximately 21% for the six months ended June 30, 2019. The second quarter and year-to-date 2020 OUS procedure growth reflects significant procedure disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The disruption was most pronounced in the UK, Italy, and France. Due to the COVID-19 outbreak in China during the first quarter of 2020, as noted in the COVID-19 Pandemic section above, the procedure volume decreased by 23% as compared to the first quarter of 2019. However, during the second quarter of 2020, the procedure volume increased by 21% as compared to the second quarter of 2019. During the first and second quarters of 2020, the impact of the COVID-19 pandemic on procedure volume in Japan was limited. In Germany, Italy, and France, we have seen a similar decline and recovery as has been experienced in the U.S. Overall, we have not seen a significant change in the mix of da Vinci procedures performed during the three and six months ended June 30, 2020 as compared with the same period in the prior year.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by a number of factors: economic and geopolitical factors; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment under the current U.S. administration; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends; additional reimbursements in various global markets, including Japan: the timing around governmental tenders and authorizations, including China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments; and market response.
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
New Product Introductions
SynchroSeal and E-100 Generator. In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator. SynchroSeal is a single-use, bipolar, electrosurgical instrument intended for grasping, dissection, sealing, and transection of tissue. With its wristed articulation, rapid sealing cycle, and refined curved jaw, SynchroSeal offers enhanced versatility to the da Vinci Energy portfolio. The E-100 generator is an electrosurgical generator developed to power two key instruments – Vessel Sealer Extend and SynchroSeal – on the da Vinci X and Xi Surgical Systems. The generator delivers high frequency energy for cutting, coagulation, and vessel sealing of tissues.
SureForm 45 Curved-Tip and Gray Reload. In July 2019, we obtained FDA clearance for the SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload. We have also received CE mark clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload. SureForm 45 Curved-Tip is a single-use, fully wristed stapling instrument with a curved tip intended for resection, transection, and/or creation of anastomoses. SureForm 45 Gray reload is a new, single-use cartridge that contains multiple staggered rows of implantable staples and a stainless steel knife. The SureForm 45 Curved-Tip stapler and Gray reload have particular utility in thoracic procedures and round out our SureForm 45 portfolio. Not all reloads or staplers are available for use on all systems or in all countries.
Da Vinci Endoscope Plus. In June 2019, we received CE mark clearance in Europe for our da Vinci Endoscope Plus, an enhanced 3D endoscope for use with our da Vinci X and Xi Surgical Systems. Following the CE mark, in July 2019, we obtained FDA clearance for our da Vinci Endoscope Plus. We have also received regulatory clearances in Korea and Japan to market our da Vinci Endoscope Plus in December 2019 and May 2020, respectively. The da Vinci Endoscope Plus leverages new sensor technology to allow for increased sharpness and color accuracy.
Da Vinci Handheld Camera. In June 2019, we obtained FDA clearance for our da Vinci Handheld Camera, a lightweight, 2D camera head, which can be connected to third-party laparoscopes. This allows the laparoscopic image to be displayed on the da Vinci X/Xi vision cart to address aspects of da Vinci procedures that may require use of a laparoscope, thus eliminating the need for redundant equipment in the operating room and increasing procedure efficiency. We broadly launched the da Vinci Handheld Camera in our European direct markets as well as in the U.S. in May 2020 and June 2020, respectively.
Ion endoluminal system. In February 2019, we obtained FDA clearance for the Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can articulate 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which allows physicians to navigate through small and tortuous airways to reach nodules in most airway segments within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. We are introducing Ion in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 21 Ion systems for commercial use as of June 30, 2020.
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
Da Vinci SP Surgical System. In May 2018, we obtained FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we obtained FDA clearance for the da Vinci SP Surgical System for certain transoral procedures. The da Vinci SP Surgical System includes three, multi-jointed, wristed instruments and the first da Vinci fully wristed, 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces. The system enables flexible port placement and broad internal and external range of motion (e.g., 360 degrees of anatomical access) through the single SP arm. Surgeons control the fully articulating instruments and the camera on the da Vinci SP system, which uses the same fourth generation surgeon console as the da Vinci X and Xi systems. The da Vinci SP Surgical System provides surgeons with robotic-assisted technology designed for deep and narrow access to tissue in the body. We anticipate pursuing further regulatory clearances for the da Vinci SP Surgical System, including colorectal applications, broadening the applicability of the SP platform over time. We continue to introduce the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have an installed base of 52 da Vinci SP Surgical Systems as of June 30, 2020.
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
Acquisition of Orpheus Medical
In February 2020, we acquired Orpheus Medical Ltd. and its wholly owned subsidiaries to deepen and expand our integrated informatics platform. Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in processing and archiving surgical videos. Orpheus Medical will be a wholly owned subsidiary of Intuitive.
Second Quarter 2020 Operational and Financial Highlights
•Total revenue decreased by 22% to $852 million for the three months ended June 30, 2020, compared with $1,099 million for the three months ended June 30, 2019.
•The service fee credits within the Customer Relief Program resulted in a $59 million decrease in service revenue for the three months ended June 30, 2020.
•Approximately 243,000 da Vinci procedures were performed during the three months ended June 30, 2020, a decrease of 19% compared with approximately 301,000 for the three months ended June 30, 2019.
•We continued to experience a decline in da Vinci procedures in April 2020 due to the COVID-19 pandemic, reaching approximately 30% of pre-COVID-19 levels in the U.S. In May and June, U.S. procedures began a recovery phase and, by the middle of June, grew to nearly the same level as that measured in the first two weeks of the first quarter of 2020. However, in the last two weeks of June and into July, we have experienced another decline in da Vinci procedures. The impact of COVID-19 in Europe during the second quarter varied by country with procedures in Italy, France, and the UK declining more steeply. Procedure volume in Japan, China, Korea, and Germany grew as compared to the second quarter of 2019.
•Instruments and accessories revenue decreased by 20% to $461 million for the three months ended June 30, 2020, compared with $579 million for the three months ended June 30, 2019.
•Systems revenue decreased by 24% to $261 million for the three months ended June 30, 2020, compared with $344 million during the three months ended June 30, 2019.
•A total of 178 da Vinci Surgical Systems were shipped during the three months ended June 30, 2020, a decrease of 35% compared with 273 systems during the three months ended June 30, 2019.
•As of June 30, 2020, we had a da Vinci Surgical System installed base of approximately 5,764 systems, an increase of approximately 9% compared with the installed base of approximately 5,270 systems as of June 30, 2019.
•During the three months ended June 30, 2020, we placed 3 Ion systems for commercial use.
•Gross profit as a percentage of revenue was 59.0% for the three months ended June 30, 2020, compared with 69.1% for the three months ended June 30, 2019.
•Operating income decreased by 78% to $80.6 million for the three months ended June 30, 2020, compared with $359.0 million during the three months ended June 30, 2019. Operating income included $96.4 million and $82.0 million of share-based compensation expense related to employee stock plans and $14.6 million and $10.6 million of intangible asset-related charges for the three months ended June 30, 2020, and 2019, respectively.
•Income tax expense decreased by 51% to $37.0 million for the three months ended June 30, 2020, compared with $75.4 million during the three months ended June 30, 2019. Income tax expense included $36.8 million of discrete charges arising from the conclusion of a tax case between an independent third party and the IRS related to charging foreign subsidiaries for share-based compensation.
•As of June 30, 2020, we had $6.1 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $220 million, compared with December 31, 2019, primarily as a result of cash generated from operating activities, partially offset by capital expenditures.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% of total revenue	2019	% of total revenue	2020	% of total revenue	2019	% of total revenue
Revenue:
Product	$721.8	85%	$922.3	84%	$1,622.6	83%	$1,722.1	83%
Service	130.3	15%	176.6	16%	329.0	17%	350.5	17%
Total revenue	852.1	100%	1,098.9	100%	1,951.6	100%	2,072.6	100%
Cost of revenue:
Product	283.8	33%	283.4	26%	580.5	30%	529.8	25%
Service	65.4	8%	56.5	5%	130.0	7%	114.2	6%
Total cost of revenue	349.2	41%	339.9	31%	710.5	37%	644.0	31%
Product gross profit	438.0	52%	638.9	58%	1,042.1	53%	1,192.3	58%
Service gross profit	64.9	7%	120.1	11%	199.0	10%	236.3	11%
Gross profit	502.9	59%	759.0	69%	1,241.1	63%	1,428.6	69%
Operating expenses:
Selling, general and administrative	279.1	33%	279.2	25%	587.2	30%	552.6	27%
Research and development	143.2	17%	120.8	11%	290.3	15%	264.8	13%
Total operating expenses	422.3	50%	400.0	36%	877.5	45%	817.4	40%
Income from operations	80.6	9%	359.0	33%	363.6	18%	611.2	29%
Interest and other income, net	26.6	3%	32.8	3%	51.7	3%	60.3	3%
Income before taxes	107.2	12%	391.8	36%	415.3	21%	671.5	32%
Income tax expense	37.0	4%	75.4	7%	28.9	1%	51.1	2%
Net income	70.2	8%	316.4	29%	386.4	20%	620.4	30%
Less: net income (loss) attributable to noncontrolling interest in joint venture	2.2	—%	(1.9)	—%	4.9	—%	(4.4)	—%
Net income attributable to Intuitive Surgical, Inc.	$68.0	8%	$318.3	29%	$381.5	20%	$624.8	30%

Total Revenue
Total revenue decreased by 22% to $852 million for the three months ended June 30, 2020, compared with $1,099 million for the three months ended June 30, 2019, resulting from 20% lower instruments and accessories revenue, driven by approximately 19% lower procedure volume, 24% lower systems revenue, and 26% lower service revenue. Total revenue decreased by 6% to $2.0 billion for the six months ended June 30, 2020, compared with $2.1 billion for the six months ended June 30, 2019, resulting from 5% lower instruments and accessories revenue, driven by approximately 5% lower procedure volume, 8% lower systems revenue, and 6% lower service revenue. The service fee credits provided to customers as part of our Customer Relief Program resulted in a $59 million decrease in service revenue for the three months ended June 30, 2020.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 26% and 23% for the three and six months ended June 30, 2020, respectively, and 17% and 18% for the three and six months ended June 30, 2019, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the three and six months ended June 30, 2020, as compared with the three and six months ended June 30, 2019.

Revenue generated in the U.S. accounted for 63% and 67% of total revenue for the three and six months ended June 30, 2020, respectively, and 71% for both the three and six months ended June 30, 2019. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term. However, the current increase in OUS revenue as a percentage of total revenue is a result of the COVID-19 pandemic and is reflective that U.S. procedures and revenue were more impacted than OUS procedures and revenue.
As the COVID-19 pandemic is expected to continue to cause a strain on hospital resources, as outlined in the COVID-19 Pandemic section above, including recommended deferrals of elective procedures by various authorities and policy makers, we cannot reliably estimate the extent procedures and system placements will be impacted in the third quarter of 2020 and beyond.
The following table summarizes our revenue and system unit shipments for the three and six months ended June 30, 2020, and 2019, respectively (in millions, except percentages and unit shipments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Instruments and accessories	$460.8	$578.5	$1,078.3	$1,130.8
Systems	261.0	343.8	544.3	591.3
Total product revenue	721.8	922.3	1,622.6	1,722.1
Services	130.3	176.6	329.0	350.5
Total revenue	$852.1	$1,098.9	$1,951.6	$2,072.6
United States	$535.4	$785.3	$1,317.0	$1,476.9
OUS	316.7	313.6	634.6	595.7
Total revenue	$852.1	$1,098.9	$1,951.6	$2,072.6
% of Revenue – U.S.	63%	71%	67%	71%
% of Revenue – OUS	37%	29%	33%	29%

Instruments and accessories	$460.8	$578.5	$1,078.3	$1,130.8
Services	130.3	176.6	329.0	350.5
Operating lease revenue	42.2	25.1	81.3	45.5
Total recurring revenue	$633.3	$780.2	$1,488.6	$1,526.8
% of Total revenue	74%	71%	76%	74%

Da Vinci Surgical Systems Shipments by Region:
U.S. unit shipments	106	193	288	347
OUS unit shipments	72	80	127	161
Total unit shipments*	178	273	415	508
*Systems shipped under operating leases (included in total unit shipments)	52	88	129	166

Ion Systems Shipments	3	—	11	—

Da Vinci Surgical Systems Shipments involving System Trade-ins:
Unit shipments involving trade-ins	72	103	208	188
Unit shipments not involving trade-ins	106	170	207	320

Product Revenue
Three months ended June 30, 2020
Product revenue decreased by 22% to $722 million for the three months ended June 30, 2020, compared with $922 million for the three months ended June 30, 2019.
Instruments and accessories revenue decreased by 20% to $461 million for the three months ended June 30, 2020, compared with $579 million for the three months ended June 30, 2019. The decrease in instruments and accessories revenue was driven primarily by a decline in procedures of approximately 19%. The second quarter 2020 U.S. procedure volumes declined by approximately 24% primarily as a result of the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The second quarter 2020 OUS procedure volumes declined by approximately 7%, also driven by the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the second quarter 2020 OUS procedure decline was driven by the UK, France, and Italy as well as various other smaller countries, while we saw procedure expansion in Japan, China, Korea, and Germany.
Systems revenue decreased by 24% to $261 million for the three months ended June 30, 2020, compared with $344 million for the three months ended June 30, 2019. The lower second quarter 2020 systems revenue was primarily driven by fewer system shipments and lower lease buyouts, partially offset by higher second quarter 2020 ASPs and higher operating lease revenue.
During the second quarter of 2020, a total of 178 da Vinci Surgical Systems were shipped compared with 273 systems during the second quarter of 2019. By geography, 106 systems were shipped into the U.S., 18 into Europe, 48 into Asia, and 6 into other markets during the second quarter of 2020, compared with 193 systems shipped into the U.S., 30 into Europe, 40 into Asia, and 10 into other markets during the second quarter of 2019. The decrease in systems shipments was primarily driven by decisions by customers to defer purchases or leases of systems into future quarters and, in some cases, indefinitely as a result of the COVID-19 pandemic as well as the decline in procedures, which lead to excess capacity at certain hospitals.
We shipped 61 and 99 da Vinci Surgical Systems under lease arrangements, of which 52 and 88 systems were classified as operating leases for the three months ended June 30, 2020, and 2019, respectively. Operating lease revenue was $42.2 million for the three months ended June 30, 2020, compared with $25.1 million for the three months ended June 30, 2019. Systems placed as operating leases represented 29% of total shipments during the second quarter of 2020, compared with 32% during the second quarter of 2019. A total of 758 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of June 30, 2020, compared with 486 as of June 30, 2019. Revenue from Lease Buyouts was $9.4 million for the three months ended June 30, 2020, compared with $27.2 million for the three months ended June 30, 2019. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.65 million for the three months ended June 30, 2020, compared with approximately $1.54 million for the three months ended June 30, 2019. The higher second quarter 2020 ASP was largely driven by favorable geographic and product mix, partially offset by higher relative trade-in volume. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Six months ended June 30, 2020
Product revenue decreased by 6% to $1.6 billion for the six months ended June 30, 2020, compared with $1.7 billion for the six months ended June 30, 2019.
Instruments and accessories revenue decreased by 5% to $1.08 billion for the six months ended June 30, 2020, compared with $1.13 billion for the six months ended June 30, 2019. The decrease in instruments and accessories revenue was driven primarily by a decline in procedures of approximately 5%. The year-to-date 2020 U.S. procedure volumes declined by approximately 8% primarily as a result of the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The year-to-date 2020 OUS procedure volumes increased by approximately 2%, also driven by the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the year-to-date 2020 OUS procedure growth was driven by procedure expansion in Japan, Korea, Germany, and China offset by declines in the UK, France, and Italy as well as various other smaller countries.
Systems revenue decreased by 8% to $544 million for the six months ended June 30, 2020, compared with $591 million for the six months ended June 30, 2019. The lower year-to-date 2020 systems revenue was primarily driven by fewer system shipments and lower lease buyouts, partially offset by higher 2020 ASPs and higher operating lease revenue.

During the six months ended June 30, 2020, a total of 415 da Vinci Surgical Systems were shipped compared with 508 systems during the six months ended June 30, 2019. By geography, 288 systems were shipped into the U.S., 43 into Europe, 75 into Asia, and 9 into other markets during the six months ended June 30, 2020, compared with 347 systems shipped into the U.S., 79 into Europe, 61 into Asia, and 21 into other markets during the six months ended June 30, 2019. The decrease in systems shipments was primarily driven by decisions by customers to defer purchases or leases of systems into future quarters and, in some cases, indefinitely as a result of the COVID-19 pandemic as well as the decline in procedures, which lead to excess capacity at certain hospitals, partially offset by more customers trading in older da Vinci models for fourth generation da Vinci Xi and da Vinci X systems and the need for certain hospitals to expand or establish capacity.
We shipped 182 and 180 da Vinci Surgical Systems under lease arrangements, of which 129 and 166 systems were classified as operating leases for the six months ended June 30, 2020, and 2019, respectively. Operating lease revenue was $81.3 million for the six months ended June 30, 2020, compared with $45.5 million for the six months ended June 30, 2019. Systems placed as operating leases represented 31% of total shipments during the six months ended June 30, 2020, compared with 33% during the six months ended June 30, 2019. Revenue from Lease Buyouts was $21.6 million for the six months ended June 30, 2020, compared with $39.2 million for the six months ended June 30, 2019. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.53 million for the six months ended June 30, 2020, compared with approximately $1.43 million for the six months ended June 30, 2019. The higher year-to-date 2020 ASP was largely driven by favorable geographic and product mix, partially offset by higher trade-in volume. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue decreased by 26% to $130 million for the three months ended June 30, 2020, compared with $177 million for the three months ended June 30, 2019. The decrease in service revenue was primarily driven by the effects of the Customer Relief Program, which resulted in a $59 million decrease, partially offset by a larger installed base of da Vinci Surgical Systems producing service revenue.
Service revenue decreased by 6% to $329 million for the six months ended June 30, 2020, compared with $351 million for the six months ended June 30, 2019. The decrease in service revenue was primarily driven by the effects of the Customer Relief Program, partially offset by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended June 30, 2020, decreased 31% to $438 million, representing 60.7% of product revenue, compared with $639 million, representing 69.3% of product revenue, for the three months ended June 30, 2019. The lower product gross profit for the three months ended June 30, 2020, was primarily driven by lower product revenue and lower product gross profit margin. The lower product gross profit margin for the three months ended June 30, 2020, was primarily driven by higher excess and obsolete inventory costs related to transitioning to new technologies coupled with the decrease in demand for older technologies, period costs in the second quarter of 2020 associated with abnormally low production, and higher freight costs. These higher charges were primarily a result of the COVID-19 pandemic.
Product gross profit for the six months ended June 30, 2020, decreased 13% to $1.0 billion, representing 64.2% of product revenue, compared with $1.2 billion, representing 69.2% of product revenue, for the six months ended June 30, 2019. The lower product gross profit for the six months ended June 30, 2020, was primarily driven by lower product revenue and lower product gross profit margin. The lower product gross profit margin for the six months ended June 30, 2020, was primarily driven by higher excess and obsolete inventory costs related to transitioning to new technologies coupled with the decrease in demand for older technologies, period costs in the second quarter of 2020 associated with abnormally low production, and higher freight costs. These higher charges were primarily a result of the COVID-19 pandemic. There were also increased costs associated with da Vinci Si product transitions and higher intangible assets amortization expense and share-based compensation expense.
Product gross profit for the three and six months ended June 30, 2020, included share-based compensation expense of $14.2 million and $27.0 million, respectively, compared with $11.4 million and $22.4 million, for the three and six months ended June 30, 2019, respectively. Product gross profit for the three and six months ended June 30, 2020, included intangible assets amortization expense of $8.9 million and $17.7 million, respectively, compared with $7.7 million and $15.0 million, for the three and six months ended June 30, 2019, respectively.

Service gross profit for the three months ended June 30, 2020, decreased 46% to $64.9 million, representing 49.8% of service revenue, compared with $120.1 million, representing 68.0% of service revenue, for the three months ended June 30, 2019. The lower service gross profit for the three months ended June 30, 2020, was primarily driven by lower service revenue and lower service gross profit margin. The lower service gross profit margin for the three months ended June 30, 2020, was primarily driven by the decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the six months ended June 30, 2020, decreased 16% to $199 million, representing 60.5% of service revenue, compared with $236 million, representing 67.4% of service revenue, for the six months ended June 30, 2019. The lower service gross profit for the six months ended June 30, 2020, was primarily driven by lower service revenue and lower service gross profit margin. The lower service gross profit margin for the six months ended June 30, 2020, was primarily driven by the decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the three and six months ended June 30, 2020, included share-based compensation expense of $5.2 million and $10.7 million, respectively, compared with $4.8 million and $9.3 million, for the three and six months ended June 30, 2019, respectively. Service gross profit for the three and six months ended June 30, 2020, included intangible assets amortization expense of $0.9 million and $1.8 million, respectively, compared with $1.0 million and $1.9 million, for the three and six and months ended June 30, 2019, respectively.
As a result of the continued impacts from the COVID-19 pandemic, we expect that our production facilities may run at less than normal capacity in the third quarter of 2020. Accordingly, certain fixed production overhead costs may be expensed as incurred, reducing our gross profit margin. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the third quarter and beyond.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2020, was $279 million, compared with $279 million for the three months ended June 30, 2019. Selling, general and administrative expenses for the six months ended June 30, 2020, increased by 6% to $587 million, compared with $553 million for the six months ended June 30, 2019. The changes in selling, general and administrative expenses for the three and six months ended June 30, 2020, were primarily driven by higher headcount, including expansion of our Asian and European teams, and increased infrastructure to support our growth, partially offset by lower marketing, travel, and training expenses, particularly in the second quarter of 2020.
Selling, general and administrative expenses for the three and six months ended June 30, 2020, included share-based compensation expense of $49.6 million and $95.3 million, respectively, compared with $40.7 million and $79.3 million, for the three and six months ended June 30, 2019, respectively. Selling, general and administrative expenses for the three and six months ended June 30, 2020, included intangible assets amortization expense of $1.7 million and $3.4 million, respectively, compared with $1.4 million and $2.6 million, for the three and six months ended June 30, 2019, respectively.
Our spending in the second quarter of 2020 reflected a curtailment of certain costs associated with the impact of the COVID-19 pandemic. While certain spending will continue to decrease in the third quarter of 2020 as a result of activities limited by the COVID-19 pandemic, much of our spending will continue. We will continue to support our customers, invest in innovation focused on the quadruple aim, and invest in manufacturing and our supply chain to ensure supply for our customers. Certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses, clinical trials, surgeon training, and customer data collection. We will eliminate spending that is ineffective due to the COVID-19 pandemic, such as surgeon and hospital events, and we are pausing the hiring of volume-related roles, such as sales representatives and manufacturing employees.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended June 30, 2020, increased by 19% to $143 million, compared with $121 million for the three months ended June 30, 2019. Research and development expenses for the six months ended June 30, 2020, increased by 10% to $290 million, compared with $265 million for the six months ended June 30, 2019. The increases in research and development expenses for the three and six months ended June 30, 2020, were primarily driven by higher personnel-related expenses and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, informatics, advanced instrumentation, advanced imaging, and future generations of robotics, partially offset by lower intangible asset-related charges in the first quarter of 2020.

Research and development expenses for the three and six months ended June 30, 2020, included share-based compensation expense of $27.4 million and $54.6 million, respectively, compared with $25.1 million and $47.9 million, for the three and six ended June 30, 2019, respectively. Research and development expenses for the three and six months ended June 30, 2020, included intangible asset charges of $3.1 million and $5.0 million, respectively, compared with $0.5 million and $21.3 million, for the three and six months ended June 30, 2019, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three and six months ended June 30, 2020, was $26.6 million, and $51.7 million, respectively, compared with $32.8 million and $60.3 million for the three and six months ended June 30, 2019, respectively. The decreases in interest and other income, net, for the three and six months ended June 30, 2020, were primarily driven by lower interest income earned, despite higher cash and investment balances, due to the decline in average interest rates and realized foreign exchange losses, partially offset by gains on the sale of certain securities.
Income Tax Expense
Income tax expense for the three months ended June 30, 2020, was $37.0 million, or 34.5% of income before taxes, compared with $75.4 million, or 19.2% of income before taxes, for the three months ended June 30, 2019. Income tax expense for the six months ended June 30, 2020, was $28.9 million, or 7.0% of income before taxes, compared with $51.1 million, or 7.6% of income before taxes, for the six months ended June 30, 2019.
Our effective tax rate for the three and six ended June 30, 2020, and 2019, differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by state income taxes (net of federal benefit) and U.S. tax on foreign earnings. Our effective tax rate for the three and six months ended June 30, 2020, reflected a $36.8 million increase in income tax expense discussed below.
In July 2015, a U.S. Tax Court opinion (the "2015 Opinion") was issued involving an independent third party related to charging foreign subsidiaries for share-based compensation. Based on the findings of the U.S. Tax Court, direct share-based compensation has been excluded from our intercompany charges starting in 2015. In June 2019, the Ninth Circuit Court of Appeals (the "Ninth Circuit") reversed the 2015 Opinion (the "Ninth Circuit Opinion"). Subsequently, a re-hearing of the case was requested but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the U.S. Supreme Court. The petition was denied by the U.S. Supreme Court on June 22, 2020, which makes the Ninth Circuit Opinion binding precedent in the Ninth Circuit. As a result, we increased our unrecognized tax benefits by $36.8 million with a corresponding increase in income tax expense for the three and six months ended June 30, 2020, related to the intercompany charges for share-based compensation for relevant periods before 2020. We will continue to monitor future IRS actions or other developments regarding this matter and will assess the impact of any such developments to our income tax provision in the quarter that they occur. We are treating share-based compensation expense in accordance with the Ninth Circuit Opinion for 2020 and going forward.
Our provision for income taxes for the three and six months ended June 30, 2020, included excess tax benefits associated with employee equity plans of $31.6 million and $97.0 million, which reduced our effective tax rate by 29.4 and 23.3 percentage points, respectively. Our provision for income taxes for the three and six months ended June 30, 2019, included excess tax benefits associated with employee equity plans of $11.3 million and $84.0 million, which reduced our effective tax rate by 2.9 and 12.5 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.
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

We are subject to the examination of our income tax returns by the IRS and other tax authorities. The outcome of these audits cannot be predicted with certainty. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.
Net Income (Loss) Attributable to Noncontrolling Interest in Joint Venture
Net income (loss) attributable to noncontrolling interest in Joint Venture for the three months ended June 30, 2020, was $2.2 million, compared with $(1.9) million for the three months ended June 30, 2019. Net income (loss) attributable to noncontrolling interest in Joint Venture for the six months ended June 30, 2020, was $4.9 million, compared with $(4.4) million for the six months ended June 30, 2019. The increases in net income attributable to noncontrolling interest in Joint Venture were primarily due to increased revenue, partially offset by a re-measurement loss related to the contingent consideration during the three and six months ended June 30, 2020.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.22 billion to $6.07 billion as of June 30, 2020, from $5.85 billion as of December 31, 2019, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures, taxes paid related to net share settlements of equity awards, and common stock repurchases.
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
However, as a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations as a result of decreased revenues and extending payment terms on sales and operating lease and usage-based arrangements. Moreover, we are focused on ensuring that we have adequate supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain and, accordingly, we expect to continue to increase inventory during the third quarter of 2020 and beyond.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2019, for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the six months ended June 30, 2020, and 2019 (in millions):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in)
Operating activities	$582.7	$649.2
Investing activities	419.6	(531.6)
Financing activities	(131.1)	(220.4)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1.6)	(1.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$869.6	$(104.1)

Operating Activities
For the six months ended June 30, 2020, net cash provided by operating activities of $583 million exceeded our net income of $386 million, primarily due to the following reasons:
1.Our net income included non-cash charges of $372 million, consisting primarily of the following significant items: share-based compensation of $187 million; deferred income taxes of $53 million; depreciation expense and losses on the disposal of property, plant, and equipment of $103 million; and amortization of intangible assets of $25 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $176 million of cash used by operating activities during the six months ended June 30, 2020. Prepaid expenses and other assets increased by $96 million, primarily due to an increase in prepaid taxes, driven by the timing of tax payments, and an increase in leasing. Accrued compensation and employee benefits decreased by $83 million, primarily due to the payments of 2019 incentive compensation. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $120 million, primarily due to the increased number of systems under operating lease and usage-based arrangements and build-up to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters, such as the COVID-19 pandemic. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $137 million decrease in accounts receivable, primarily due to the timing of collections.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2020, consisted primarily of proceeds from sales and maturities of investments (net of purchases of investments) of $673 million, the acquisition of property and equipment of $215 million, and the Orpheus Medical Acquisition, net of cash acquired, of $38 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2020, consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee stock purchases of $155 million and cash used in the repurchase of approximately 0.2 million shares of our common stock in the open market for $100 million, partially offset by proceeds from stock option exercises and employee stock purchases of $154 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2020, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
ITEM 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks.
RISKS RELATING TO OUR BUSINESS
PUBLIC HEALTH CRISES, OR THE PERCEPTION OF THEIR EFFECTS, HAVE HAD AND COULD CONTINUE TO HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.
Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers have delayed, cancelled, and redirected and, in the future, may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as a result of the global COVID-19 pandemic, we have experienced a significant decline in procedure volume in the U.S. and Western Europe, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, U.S. and global public health bodies have recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and the number of da Vinci procedures performed.
As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel, distribute and service our products, temporary closures of our facilities and the facilities of our suppliers and their contract manufacturers, as well as reduction in access to our customers due to diverted resources and priorities and the business hours of hospitals as governments institute prolonged shelter-in-place and/or self-quarantine mandates. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which has instituted shelter-in-place orders applicable to our employees in that region, significantly impacting the ability of our employees to get to their places of work to produce products and hampering our products from moving through the supply chain. These unprecedented measures to slow the spread of the virus taken by local governments and healthcare authorities globally, including the deferral of elective medical procedures and social distancing measures, have had, and will continue to have, a significant negative impact on our operations and financial results.
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
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of Personal Information from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-US Privacy Shield Framework ("Privacy Shield") under which Personal Information could be transferred from the EU to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of EU-specified standard contractual clauses (a form of contract approved by the EU commission as an adequate Personal Information transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself.
We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. (including having previously relied on Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for Personal Information. As supervisory authorities issue further guidance on Personal Information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer Personal Information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2020.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1 to April 30, 2020	—	$—	—	$1.6	billion
May 1 to May 31, 2020	—	$—	—	$1.6	billion
June 1 to June 30, 2020	—	$—	—	$1.6	billion
Total during quarter ended June 30, 2020	—	$—	—
(1) Since March 2009, we have had an active stock repurchase program. As of June 30, 2020, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when the Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.6 billion represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2020. The authorized stock repurchase program does not have an expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc., as amended.
3.2
Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020).

10.1
Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020).

10.2	Form of Intuitive Surgical, Inc. 2010 Incentive Award Plan Stock Option Grant Notice.
10.3	Form of Intuitive Surgical, Inc. 2010 Incentive Award Plan Restricted Stock Unit Grant Notice.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 23, 2020