Form 10-Q
period 2020-09-30
INTUITIVE SURGICAL INC
filed 2020-10-19
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 117,555,484 shares of Common Stock, $0.001 par value per share, outstanding as of October 14, 2020.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,370.6	$1,167.6
Short-term investments	3,347.6	2,054.1
Accounts receivable, net	588.6	645.2
Inventory	662.9	595.5
Prepaids and other current assets	330.6	200.2
Total current assets	6,300.3	4,662.6
Property, plant, and equipment, net	1,509.7	1,272.9
Long-term investments	1,643.2	2,623.5
Deferred tax assets	360.3	425.6
Intangible and other assets, net	467.7	441.4
Goodwill	336.3	307.2
Total assets	$10,617.5	$9,733.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116.0	$123.5
Accrued compensation and employee benefits	175.2	251.6
Deferred revenue	327.8	337.8
Other accrued liabilities	275.7	317.3
Total current liabilities	894.7	1,030.2
Other long-term liabilities	436.1	418.3
Total liabilities	1,330.8	1,448.5
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2020, and December 31, 2019	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 117.5 shares and 116.0 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	0.1	0.1
Additional paid-in capital	6,304.3	5,756.8
Retained earnings	2,937.2	2,494.5
Accumulated other comprehensive income	16.2	12.4
Total Intuitive Surgical, Inc. stockholders’ equity	9,257.8	8,263.8
Noncontrolling interest in joint venture	28.9	20.9
Total stockholders’ equity	9,286.7	8,284.7
Total liabilities and stockholders’ equity	$10,617.5	$9,733.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2020	2019	2020	2019
Revenue:
Product	$898.4	$944.8	$2,521.0	$2,666.9
Service	179.3	183.4	508.3	533.9
Total revenue	1,077.7	1,128.2	3,029.3	3,200.8
Cost of revenue:
Product	287.7	277.3	868.2	807.1
Service	65.7	65.3	195.7	179.5
Total cost of revenue	353.4	342.6	1,063.9	986.6
Gross profit	724.3	785.6	1,965.4	2,214.2
Operating expenses:
Selling, general and administrative	298.9	284.0	886.1	836.6
Research and development	155.0	135.9	445.3	400.7
Total operating expenses	453.9	419.9	1,331.4	1,237.3
Income from operations	270.4	365.7	634.0	976.9
Interest and other income, net	84.8	33.3	136.5	93.6
Income before taxes	355.2	399.0	770.5	1,070.5
Income tax expense	38.4	0.3	67.3	51.4
Net income	316.8	398.7	703.2	1,019.1
Less: net income (loss) attributable to noncontrolling interest in joint venture	2.9	1.9	7.8	(2.5)
Net income attributable to Intuitive Surgical, Inc.	$313.9	$396.8	$695.4	$1,021.6
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.68	$3.44	$5.95	$8.86
Diluted	$2.60	$3.33	$5.80	$8.56
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	117.3	115.4	116.8	115.3
Diluted	120.6	119.3	120.0	119.4
Total comprehensive income attributable to Intuitive Surgical, Inc.	$307.8	$398.5	$699.2	$1,052.7
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2020	2019
Operating activities:
Net income	$703.2	$1,019.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	159.1	108.0
Amortization of intangible assets	37.3	31.2
Gain on investments, accretion, and amortization, net	(64.2)	(6.6)
Deferred income taxes	71.9	(8.3)
Share-based compensation expense	292.3	246.6
Amortization of contract acquisition assets	12.4	9.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	57.2	50.6
Inventory	(177.0)	(293.4)
Prepaids and other assets	(118.8)	(95.1)
Accounts payable	(3.9)	24.7
Accrued compensation and employee benefits	(76.4)	(6.8)
Deferred revenue	(9.2)	5.8
Other liabilities	(26.6)	(39.5)
Net cash provided by operating activities	857.3	1,045.5
Investing activities:
Purchase of investments	(3,023.2)	(2,543.4)
Proceeds from sales of investments	800.7	82.1
Proceeds from maturities of investments	1,933.5	2,028.5
Purchase of property, plant, and equipment and intellectual property	(279.6)	(283.6)
Acquisition of businesses, net of cash	(37.7)	(31.8)
Net cash provided by (used in) investing activities	(606.3)	(748.2)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	267.9	205.7
Taxes paid related to net share settlement of equity awards	(165.3)	(152.9)
Repurchase of common stock	(100.0)	(269.5)
Capital contribution from noncontrolling interest	—	10.0
Payment of deferred purchase consideration	(48.5)	(12.5)
Net cash used in financing activities	(45.9)	(219.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.0)	(2.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	203.1	75.2
Cash, cash equivalents, and restricted cash, beginning of period	1,182.6	909.4
Cash, cash equivalents, and restricted cash, end of period	$1,385.7	$984.6
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2019, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 7, 2020. The results of operations for the first nine months of fiscal year 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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

Customer Relief Program
During the second quarter of 2020, the Company introduced a series of programs to provide financial relief to customers (the “Customer Relief Program”). As part of the Customer Relief Program, the Company is providing its customers service fee credits, extending payment terms, and deferring payments related to Intuitive System Leasing arrangements. The Company does not plan on extending the Customer Relief Program beyond the third quarter of 2020.
Service fee credits. As part of the Customer Relief Program, the Company provided service fee credits to customers based on the reduction in the utilization of their systems during the second and third quarters of 2020 relative to a pre-COVID-19 level baseline. The Company reflected the service fee credits as a reduction of service revenue and accounts receivable in the quarter they were earned by its customers. The service fee credit program resulted in a $59 million and $23 million decrease in service revenue in the second and third quarters of 2020, respectively.
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
For operating lease arrangements where the lease term is extended by adding the deferred period to the end of the contract, the Company recalculated the straight-line revenue based on the revised terms, consistent with the treatment accepted by the FASB FAQ on accounting for COVID-19. For its sales-type lease arrangements impacted, the Company accounted for the deferral in the timing of lease payments as if there were no changes in the lease contract, consistent with the treatment accepted by the FASB FAQ on accounting for COVID-19. While the short-term payment relief offered did not have a material impact on the results of operations, the Company has deferred $14 million of lease billings and extended payment terms associated with $181 million of billings since the start of the program, of which $85 million remained outstanding as of September 30, 2020.
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
Credit Losses
Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and nine months ended September 30, 2020, and 2019, bad debt expense was not significant.
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

The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key credit quality indicator for the purposes of determining credit quality. The following table presents credit quality by class of net investment in sales-type lease as of September 30, 2020. The following table summarizes the amortized cost basis by year of origination and credit quality indicator as of September 30, 2020 (in millions):

	2020	2019	2018	2017	2016	Prior	Net Investment
Credit Rating:
High	$43.1	$37.0	$14.6	$7.9	$2.4	$1.4	$106.4
Moderate	48.4	34.8	21.6	6.8	2.9	0.4	114.9
Low	6.6	1.0	0.4	—	1.0	—	9.0
Total	$98.1	$72.8	$36.6	$14.7	$6.3	$1.8	$230.3
For the three and nine months ended September 30, 2020, and 2019, credit losses related to net investment in sales-type leases were not significant.
Available-for-sale debt securities. The Company's investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three and nine months ended September 30, 2020, the credit losses related to available-for-sales debt securities were not significant. For both the three and nine months ended September 30, 2019, there were no credit losses recognized related to available-for-sales debt securities.
The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of lease and trade receivables as hospital cash flows are impacted by their response to the COVID-19 pandemic and deferral of elective surgical procedures.

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of September 30, 2020, and December 31, 2019 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2020
Cash	$508.7	$—	$—	$—	$508.7	$508.7	$—	$—
Level 1:
Money market funds	745.5	—	—	—	745.5	745.5	—	—
U.S. treasuries	2,337.5	28.9	—	—	2,366.4	108.5	1,405.2	852.7
Subtotal	3,083.0	28.9	—	—	3,111.9	854.0	1,405.2	852.7
Level 2:
Commercial paper	554.1	—	—	—	554.1	5.0	549.1	—
Corporate debt securities	1,514.8	15.1	(0.2)	—	1,529.7	2.9	1,135.0	391.8
U.S. government agencies	550.2	3.0	—	—	553.2	—	228.0	325.2
Non-U.S. government securities	9.5	—	—	—	9.5	—	4.5	5.0
Municipal securities	92.1	2.2	—	—	94.3	—	25.8	68.5
Subtotal	2,720.7	20.3	(0.2)	—	2,740.8	7.9	1,942.4	790.5
Total assets measured at fair value	$6,312.4	$49.2	$(0.2)	$—	$6,361.4	$1,370.6	$3,347.6	$1,643.2

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2019
Cash	$413.1	$—	$—	$413.1	$413.1	$—	$—
Level 1:
Money market funds	726.8	—	—	726.8	726.8	—	—
U.S. treasuries	1,935.8	9.7	(0.4)	1,945.1	—	890.8	1,054.3
Subtotal	2,662.6	9.7	(0.4)	2,671.9	726.8	890.8	1,054.3
Level 2:
Commercial paper	165.1	—	—	165.1	25.5	139.6	—
Corporate debt securities	2,096.1	16.8	(0.2)	2,112.7	—	798.5	1,314.2
U.S. government agencies	418.3	1.1	(0.2)	419.2	—	209.6	209.6
Non-U.S. government securities	4.5	—	—	4.5	—	4.5	—
Municipal securities	58.4	0.3	—	58.7	2.2	11.1	45.4
Subtotal	2,742.4	18.2	(0.4)	2,760.2	27.7	1,163.3	1,569.2
Total assets measured at fair value	$5,818.1	$27.9	$(0.8)	$5,845.2	$1,167.6	$2,054.1	$2,623.5

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of September 30, 2020 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$3,452.0	$3,464.0
Mature in one to five years	1,606.2	1,643.2
Total	$5,058.2	$5,107.2
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains recognized on the sale of investments were not material and $8.3 million for the three and nine months ended September 30, 2020, respectively, and not material for the prior year comparative periods. Gross realized losses recognized on the sale of investments were not material for the periods presented.

Equity Investments
The Company holds equity investments with readily determinable fair values and equity investments without readily determinable fair values. The Company generally recognizes equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2019 Carrying Value	Changes in Fair Value (1)	Sales/Purchases/Others (2)	September 30, 2020 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$—	$6.1	$59.8	$65.9	$65.9	$—
Equity investments without readily determinable value (Level 2)	$24.6	$61.5	$(58.2)	$27.9	$—	$27.9

(1) Recorded in Interest and other income, net.
(2) Other includes conversion of certain equity investments without readily determinable value to equity investments with readily determinable value.
The Company recognized a $61.5 million increase in fair value, which was reflected in Interest and other income, net, due to changes in observable prices for certain equity investments that had been held at cost, because they lacked readily determinable market values. A total of $44.8 million of this increase in fair value was related to an equity investment in preferred shares of InTouch Technologies, Inc. ("InTouch"), an entity that was acquired by Teladoc Health, Inc. ("Teladoc"), a publicly traded company, on July 1, 2020. Upon acquisition, the Company's shares were converted to shares in Teladoc, which have a readily determinable value. The Company is restricted from selling these shares for a period of six months. There were no decreases in fair value reflected in net income due to impairments.
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Recognized gains/(losses) in interest and other income, net	$(5.0)	$4.2	$(3.2)	$5.7
Foreign exchange gains/(losses) related to balance sheet re-measurement	$5.9	$(3.8)	$(1.1)	$(3.5)

The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Notional amounts:
Forward contracts	$144.0	$154.5	$260.9	$227.2
Gross fair value recorded in:
Prepaids and other current assets	$0.9	$1.3	$0.9	$2.2
Other accrued liabilities	$1.8	$0.5	$1.3	$0.7

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Inventory	September 30, 2020	December 31, 2019
Raw materials	$197.1	$211.0
Work-in-process	66.5	75.9
Finished goods	399.3	308.6
Total inventory	$662.9	$595.5

	As of
Prepaids and other current assets	September 30, 2020	December 31, 2019
Prepaid taxes	$103.3	$28.0
Equity investments	65.9	—
Net investment in sales-type leases – short-term	68.7	63.1
Other prepaids and other current assets	92.7	109.1
Total prepaids and other current assets	$330.6	$200.2

	As of
Other accrued liabilities–short-term	September 30, 2020	December 31, 2019
Taxes payable	$35.3	$37.9
Current portion of deferred purchase consideration payments	39.0	35.7
Current portion of contingent consideration	24.8	44.5
Other accrued liabilities	176.6	199.2
Total other accrued liabilities–short-term	$275.7	$317.3

	As of
Other long-term liabilities	September 30, 2020	December 31, 2019
Income taxes–long-term	$306.5	$258.6
Deferred revenue–long-term	30.3	27.4
Other long-term liabilities	99.3	132.3
Total other long-term liabilities	$436.1	$418.3

Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Nine Months Ended September 30,
	2020	2019
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$123.6	$147.6
Deferred payments and contingent consideration related to business combinations	$4.1	$130.9

NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S.	2020	2019	2020	2019
Instruments and accessories	$467.3	$450.7	$1,227.2	$1,286.7
Systems	157.7	217.2	495.8	610.5
Services	118.8	128.5	337.8	376.1
Total U.S. revenue	$743.8	$796.4	$2,060.8	$2,273.3

Outside of U.S. (“OUS”)
Instruments and accessories	$163.2	$155.5	$481.6	$450.3
Systems	110.1	121.4	316.3	319.4
Services	60.6	54.9	170.6	157.8
Total OUS revenue	$333.9	$331.8	$968.5	$927.5

Total
Instruments and accessories	$630.5	$606.2	$1,708.8	$1,737.0
Systems	267.8	338.6	812.1	929.9
Services	179.4	183.4	508.4	533.9
Total revenue	$1,077.7	$1,128.2	$3,029.3	$3,200.8
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. In addition, non-lease elements associated with the Company's lease arrangements are primarily comprised of service contracts that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations and the non-lease elements associated with lease arrangements was $1,508 million as of September 30, 2020. The remaining performance obligations are expected to be satisfied over the term of the individual sales arrangements, which generally are 5 years. Service revenue associated with the lease arrangements will generally be recognized over the service period, which generally coincides with the lease term.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	September 30, 2020	December 31, 2019
Contract assets	$31.1	$20.8
Deferred revenue	$358.1	$365.2

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
During the three and nine months ended September 30, 2020, the Company recognized $58.1 million and $249.7 million, respectively, of revenue, net of the impact of the Customer Relief Program, that was included in the deferred revenue balance as of December 31, 2019. During the three and nine months ended September 30, 2019, the Company recognized $57.7 million and $281.4 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2018.
Intuitive System Leasing
The following table presents revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales-type lease revenue	$24.7	$14.8	$96.5	$34.7
Operating lease revenue	$45.7	$27.4	$127.0	$72.9
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial capital sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Condensed Consolidated Balance Sheets were $48.5 million and $51.5 million as of September 30, 2020, and December 31, 2019, respectively. The Company did not incur any impairment losses during the periods presented.
NOTE 6.    LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	September 30, 2020	December 31, 2019
Gross lease receivables	$241.0	$191.9
Unearned income	(10.7)	(10.1)
Subtotal	230.3	181.8
Allowance for credit loss	(5.4)	(1.2)
Net investment in sales-type leases	$224.9	$180.6
Reported as:
Prepaids and other current assets	$68.7	$63.1
Intangible and other assets, net	156.2	117.5
Total, net	$224.9	$180.6

Contractual maturities of gross lease receivables at September 30, 2020, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$15.4
2021	72.2
2022	57.9
2023	42.4
2024	34.5
2025 and thereafter	18.6
Total	$241.0

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
The total purchase consideration of $66.0 million, as of the acquisition date, included a contingent consideration liability of $64.7 million and an upfront cash payment of $1.3 million. The amount and timing of the future contingent consideration payments are based upon the underlying performance of the business in 2019 and 2020. As of the acquisition date, the estimated total undiscounted contingent consideration was approximately $81 million. The undiscounted contingent consideration has decreased by approximately $2 million as of September 30, 2020, due to a change in the timing of the projected future revenues. The contingent consideration liability is measured at estimated fair value using a discounted cash flow model, which requires significant inputs not observable in the market and, thus, represents a Level 3 measurement. Key assumptions include (1) the probability and timing of milestone achievements based on revenues in 2019 and 2020 and projected future revenues in 2020, and (2) the discount rate used to calculate the present value of the milestone payments. On each reporting period until the contingent consideration is settled, the Company will re-measure the contingent consideration liability and record changes in fair value within selling, general and administrative expenses. For the nine months ended September 30, 2020, the contingent consideration liability changed due to payments of $42.0 million and net additional expense of $7.6 million. For the nine months ended September 30, 2019, the contingent consideration liability changed due to payments of $8.5 million and net additional expense of $4.1 million. Changes to the contingent consideration liability can result from adjustments to discount rates, accretion due to the passage of time, or changes in estimates in the performance of the business. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.
Schölly
During the third quarter of 2019, the Company acquired certain assets and operations from Schölly Fiberoptic GmbH (“Schölly”), including manufacturing process technology, a non-compete agreement, certain personnel, and net tangible assets on August 31, 2019, which collectively met the definition of a business. The Company believes that the transaction strengthens the Company’s supply chain and manufacturing capacity for imaging products used in the Company's da Vinci systems. The total purchase consideration of $101.4 million consisted of an initial cash payment of $34.4 million and deferred cash payments totaling approximately $67.0 million, of which $34.6 million continues to be deferred as of September 30, 2020. The timing of future payments is based upon achieving certain integration steps, which occur during 2020 and 2021 and are expected to be completed in 2021.

The Company recorded $11.5 million of net tangible assets, which included $6.7 million of inventory and $1.4 million of cash, $31.0 million of intangible assets, and $58.9 million of residual goodwill. Intangible assets included manufacturing process technology of $28.0 million and non-compete provisions of $3.0 million, which are being amortized over a weighted average period of 6.6 years. The allocation of purchase consideration was completed in the third quarter of 2020. The adjustments to the provisional amounts in the measurement period were not material. Goodwill primarily consists of the manufacturing and other synergies of the combined operations and the value of the assembled workforce. The majority of goodwill is not deductible for income tax purposes.
The Company has included the results of the acquired businesses, since their acquisition dates, in its Financial Statements, and the revenues and earnings have not been material to date. Pro forma results of operations related to the acquisitions have not been presented, because the operating results of the acquired businesses are not considered material to the Financial Statements.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2019	$307.2
Acquisition activity	29.3
Translation and other	(0.2)
Balance at September 30, 2020	$336.3

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$198.4	$(156.2)	$42.2	$186.7	$(149.0)	$37.7
Distribution rights and others	91.9	(69.5)	22.4	91.3	(44.9)	46.4
Customer relationships	59.0	(34.7)	24.3	57.7	(29.7)	28.0
Total intangible assets	$349.3	$(260.4)	$88.9	$335.7	$(223.6)	$112.1
Amortization expense related to intangible assets was $12.6 million and $10.7 million for the three months ended September 30, 2020, and 2019, respectively. Amortization expense related to intangible assets was $37.3 million and $31.2 million for the nine months ended September 30, 2020, and 2019, respectively.
The estimated future amortization expense related to intangible assets as of September 30, 2020, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2020	$12.2
2021	21.3
2022	18.1
2023	13.4
2024	11.4
2025 and thereafter	12.5
Total	$88.9
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

On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369, 7,490,749, 9,844,379, 9,113,874, and 8,479,969. On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company's EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. In March 2020, Ethicon dismissed its claims concerning U.S. Patent No. 7,490,749. The evidentiary hearing has been set for February 8, 2021. An unfavorable ruling by the USITC could have an adverse effect on our results of operations, including a prohibition on importing the accused products into the U.S. or necessitating workarounds that may limit certain features of our products.
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
On September 28, 2020, Rebotix Repair Inc. (“Rebotix”) filed a complaint alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The complaint was formally served on the Company on October 6, 2020. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	117.0	$0.1	$6,085.1	$2,633.0	$22.3	$8,740.5	$25.9	$8,766.4
Issuance of common stock through employee stock plans	0.5	—	113.9			113.9		113.9
Shares withheld related to net share settlement of equity awards	—	—	(0.5)	(9.7)		(10.2)		(10.2)
Share-based compensation expense related to employee stock plans			105.8			105.8		105.8
Net income attributable to Intuitive Surgical, Inc.				313.9		313.9		313.9
Other comprehensive income (loss)					(6.1)	(6.1)	0.1	(6.0)
Net income attributable to noncontrolling interest in joint venture						—	2.9	2.9
Ending balance	117.5	$0.1	$6,304.3	$2,937.2	$16.2	$9,257.8	$28.9	$9,286.7

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	115.2	$0.1	$5,430.1	$1,819.0	$16.1	$7,265.3	$14.3	$7,279.6
Issuance of common stock through employee stock plans	0.6	—	86.1			86.1		86.1
Shares withheld related to net share settlement of equity awards	—	—	(0.5)	(7.4)		(7.9)		(7.9)
Share-based compensation expense related to employee stock plans			88.9			88.9		88.9
Repurchase and retirement of common stock	(0.2)	—	(3.7)	(65.8)		(69.5)		(69.5)
Net income attributable to Intuitive Surgical, Inc.				396.8		396.8		396.8
Other comprehensive income					1.7	1.7	(0.5)	1.2
Net income attributable to noncontrolling interest in joint venture						—	1.9	1.9
Ending balance	115.6	$0.1	$5,600.9	$2,142.6	$17.8	$7,761.4	$15.7	$7,777.1

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	116.0	$0.1	$5,756.8	$2,494.5	$12.4	$8,263.8	$20.9	$8,284.7
Adoption of new accounting standard				(0.1)		(0.1)		(0.1)
Issuance of common stock through employee stock plans	2.0	—	267.9			267.9		267.9
Shares withheld related to net share settlement of equity awards	(0.3)	—	(7.5)	(157.8)		(165.3)		(165.3)
Share-based compensation expense related to employee stock plans			292.3			292.3		292.3
Repurchase and retirement of common stock	(0.2)	—	(5.2)	(94.8)		(100.0)		(100.0)
Net income attributable to Intuitive Surgical, Inc.				695.4		695.4		695.4
Other comprehensive income					3.8	3.8	0.2	4.0
Net income attributable to noncontrolling interest in joint venture						—	7.8	7.8
Ending balance	117.5	$0.1	$6,304.3	$2,937.2	$16.2	$9,257.8	$28.9	$9,286.7

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	114.5	$0.1	$5,170.3	$1,521.7	$(13.3)	$6,678.8	$8.7	$6,687.5
Issuance of common stock through employee stock plans	2.0	—	205.7			205.7		205.7
Shares withheld related to net share settlement of equity awards	(0.3)	—	(7.2)	(145.7)		(152.9)		(152.9)
Share-based compensation expense related to employee stock plans			246.6			246.6		246.6
Repurchase and retirement of common stock	(0.6)	—	(14.5)	(255.0)		(269.5)		(269.5)
Net income attributable to Intuitive Surgical, Inc.				1021.6		1021.6		1021.6
Other comprehensive income					31.1	31.1	(0.5)	30.6
Capital contribution from noncontrolling interest						—	10.0	10.0
Net loss attributable to noncontrolling interest in joint venture						—	(2.5)	(2.5)
Ending balance	115.6	$0.1	$5,600.9	$2,142.6	$17.8	$7,761.4	$15.7	$7,777.1

Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of September 30, 2020, the remaining amount of share repurchases authorized by the Board was $1.6 billion.
The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares repurchased	—	0.2	0.2	0.6
Average price per share	$—	$492.94	$521.83	$481.35
Value of shares repurchased	$—	$69.5	$100.0	$269.5

Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive are as follows (in millions):

	Three Months Ended September 30, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.4	$44.1	$(13.8)	$(8.4)	$22.3
Other comprehensive income (loss) before reclassifications	(0.8)	(7.1)	2.2	—	(5.7)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	—	—	0.2	(0.4)
Net current-period other comprehensive income (loss)	(1.4)	(7.1)	2.2	0.2	(6.1)
Ending balance	$(1.0)	$37.0	$(11.6)	$(8.2)	$16.2

	Three Months Ended September 30, 2019
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.5	$19.7	$(0.8)	$(3.3)	$16.1
Other comprehensive income (loss) before reclassifications	4.1	1.7	(3.0)	—	2.8
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	(0.2)	—	0.1	(1.1)
Net current-period other comprehensive income (loss)	3.1	1.5	(3.0)	0.1	1.7
Ending balance	$3.6	$21.2	$(3.8)	$(3.2)	$17.8

	Nine Months Ended September 30, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.7	$20.4	$—	$(8.7)	$12.4
Other comprehensive income (loss) before reclassifications	2.0	21.3	(11.6)	—	11.7
Amounts reclassified from accumulated other comprehensive income (loss)	(3.7)	(4.7)	—	0.5	(7.9)
Net current-period other comprehensive income (loss)	(1.7)	16.6	(11.6)	0.5	3.8
Ending balance	$(1.0)	$37.0	$(11.6)	$(8.2)	$16.2

	Nine Months Ended September 30, 2019
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.2	$(9.8)	$(0.3)	$(3.4)	$(13.3)
Other comprehensive income (loss) before reclassifications	7.4	31.3	(3.5)	(0.1)	35.1
Amounts reclassified from accumulated other comprehensive income (loss)	(4.0)	(0.3)	—	0.3	(4.0)
Net current-period other comprehensive income (loss)	3.4	31.0	(3.5)	0.2	31.1
Ending balance	$3.6	$21.2	$(3.8)	$(3.2)	$17.8

NOTE 10.    SHARE-BASED COMPENSATION
In April 2020, the Company's shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 28,450,000 to 32,450,000. As of September 30, 2020, approximately 8.2 million shares were reserved for future issuance under the Company's stock plans. A maximum of approximately 3.6 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the nine months ended September 30, 2020, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	5.4	$246.64
Options granted	0.5	$619.59
Options exercised	(1.1)	$174.40
Options forfeited/expired	(0.1)	$478.67
Balance at September 30, 2020	4.7	$299.92
As of September 30, 2020, options to purchase an aggregate of 3.6 million shares of common stock were exercisable at a weighted average price of $230.78 per share.

Restricted Stock Units Information
A summary of RSUs activity under all stock plans for the nine months ended September 30, 2020, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	1.9	$410.09
RSUs granted	0.7	$540.05
RSUs vested	(0.7)	$341.41
RSUs forfeited	(0.1)	$463.48
Unvested balance at September 30, 2020	1.8	$486.08
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.2 million shares for $71.2 million and approximately 0.2 million shares for $56.4 million during the nine months ended September 30, 2020, and 2019, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2020, and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales – products	$16.2	$12.4	$43.0	$34.8
Cost of sales – services	7.1	5.6	17.8	14.9
Total cost of sales	23.3	18.0	60.8	49.7
Selling, general, and administrative	54.2	44.7	149.5	124.0
Research and development	29.5	26.6	84.1	74.5
Share-based compensation expense before income taxes	107.0	89.3	294.4	248.2
Income tax benefit	22.3	18.1	61.2	51.0
Share-based compensation expense after income taxes	$84.7	$71.2	$233.2	$197.2
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and nine months ended September 30, 2020, and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock Options
Risk-free interest rate	0.2%	1.5%	0.6%	2.0%
Expected term (in years)	3.9	3.9	4.1	4.1
Expected volatility	34%	30%	32%	30%
Fair value at grant date	$187.94	$127.19	$160.72	$142.22
ESPP
Risk-free interest rate	0.1%	1.9%	0.9%	2.1%
Expected term (in years)	1.3	1.2	1.2	1.2
Expected volatility	34%	29%	30%	29%
Fair value at grant date	$203.56	$146.48	$171.87	$148.99

NOTE 11.    INCOME TAXES
Income tax expense for the three months ended September 30, 2020, was $38.4 million, or 10.8% of income before taxes, compared to $0.3 million, or 0.1% of income before taxes, for the three months ended September 30, 2019. Income tax expense for the nine months ended September 30, 2020, was $67.3 million, or 8.7% of income before taxes, compared to $51.4 million, or 4.8% of income before taxes, for the nine months ended September 30, 2019.
The effective tax rates for the three and nine months ended September 30, 2020, and 2019, differed from the U.S. federal statutory rate of 21% mainly due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit, partially offset by state income taxes (net of federal benefit) and U.S. tax on foreign earnings. The effective tax rate for the three and nine months ended September 30, 2019, reflected a $51.3 million decrease in income tax expense as a result of the re-measurement of Swiss deferred tax assets due to a Swiss tax rate change. The effective tax rate for the nine months ended September 30, 2020, reflected a $36.8 million increase in income tax expense discussed below.
In July 2015, a U.S. Tax Court opinion (the “2015 Opinion”) was issued involving an independent third party related to charging foreign subsidiaries for share-based compensation. Based on the findings of the U.S. Tax Court, direct share-based compensation has been excluded from the Company's intercompany charges starting in 2015. In June 2019, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Subsequently, a re-hearing of the case was requested but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the U.S. Supreme Court. The petition was denied by the U.S. Supreme Court on June 22, 2020, which makes the Ninth Circuit Opinion binding precedent in the Ninth Circuit. As a result, the Company increased its unrecognized tax benefits by $36.8 million with a corresponding increase to income tax expense for the three months ended June 30, 2020, related to the intercompany charges for share-based compensation for relevant periods prior to 2020. The Company will continue to monitor future Internal Revenue Service ("IRS") actions or other developments regarding this matter and will assess the impact of any such developments to its income tax provision in the quarter that they occur. The Company is treating share-based compensation expense in accordance with the Ninth Circuit Opinion for 2020 and going forward.
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

NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$313.9	$396.8	$695.4	$1,021.6
Denominator:
Weighted average shares outstanding used in basic calculation	117.3	115.4	116.8	115.3
Add: dilutive effect of potential common shares	3.3	3.9	3.2	4.1
Weighted average shares outstanding used in diluted calculation	120.6	119.3	120.0	119.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$2.68	$3.44	$5.95	$8.86
Diluted	$2.60	$3.33	$5.80	$8.56
Share-based compensation awards of approximately 0.2 million and 0.8 million shares for the three months ended September 30, 2020, and 2019, respectively, and approximately 0.9 million and 0.6 million for the nine months ended September 30, 2020, and 2019, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of September 30, 2020, and results of operations for the three and nine months ended September 30, 2020, and 2019, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017, and the da Vinci SP Surgical System, commercialized in the third quarter of 2018. We are early in the launch of our da Vinci SP Surgical System, and we have an installed base of 58 da Vinci SP Surgical Systems as of September 30, 2020. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received U.S. Food and Drug Administration (“FDA”) clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.

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
During the first quarter of 2019, the FDA cleared our Ion endoluminal system to enable minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic procedures with this first application. We are introducing the Ion system in the U.S. in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We are early in the launch and have placed 32 Ion systems for commercial use as of September 30, 2020. Ion systems are not included in our da Vinci Surgical System installed base. We currently have 3 Ion systems placed with hospitals for gathering clinical data in addition to the systems placed for commercial use.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
COVID-19 Pandemic
First Quarter of 2020
Prior to the spread of COVID-19 in the first quarter of 2020, we experienced procedure growth trends consistent with those experienced in the fourth quarter of 2019, including strength in general surgery, growth in mature procedures in the U.S., and growth in OUS urology. We also saw early strength in capital placements, particularly in the U.S., with over half the systems placed in the first quarter of 2020 related to arrangements where the sales cycle was mostly completed in the fourth quarter of 2019. Beginning in January 2020, we saw a substantial reduction in da Vinci procedures in China and, by early February 2020, procedures per week in China had declined by approximately 90% compared to the weekly procedure rates experienced in early January 2020. As the COVID-19 pandemic subsided in China in March 2020, da Vinci procedure volume began to recover and, by the end of the first quarter of 2020, China procedures per week were approximately 70% of the early January 2020 weekly procedure rate. As the COVID-19 pandemic spread to Western Europe and the U.S., we experienced a significant decline in da Vinci procedures in the last half of March 2020. As the U.S. Surgeon General recommended that elective procedures be postponed and hospitals pivoted to providing care to COVID-19 patients, procedures per week in the U.S., which represented approximately 72% of our procedure volume in 2019, declined to approximately 65% of the weekly procedure rate experienced earlier in the first quarter of 2020.
Second Quarter of 2020
In April, procedures per week in the U.S. continued to decline, reaching approximately 30% of pre-COVID-19 levels. In May and June, U.S. procedures began a recovery phase, as COVID-19 cases dropped and elective procedures were permitted, and, by the middle of June, had grown to nearly the same level as that measured in the first two weeks of the first quarter of 2020. However, in the last two weeks of June and into July, with the resurgence of COVID-19 cases, some regions postponed elective procedures, and we experienced a corresponding decline in da Vinci procedures. The impact of COVID-19 in Europe during the second quarter varied by country with procedures in Italy, France, and the UK declining more steeply, while Germany experienced a year-over-year increase in procedures. During the second quarter of 2020, China procedures per week continued to increase to a level consistent with the early January 2020 weekly procedure rate. Consistent with the first quarter of 2020, we experienced little impact on the procedure volume in South Korea and Japan in the second quarter of 2020.
Third Quarter of 2020
In the U.S., procedures recovered slowly, leveling off near pre-COVID-19 levels towards the end of the quarter. Outside of the U.S., da Vinci procedures varied depending on the spread and/or resurgence of COVID-19. For example, COVID-19 had a less significant impact in Germany where da Vinci procedures grew at mid single digits relative to the third quarter of 2019, while it had a more significant impact in the U.K. where da Vinci procedures declined year over year. Procedures in China grew significantly year over year, while regional COVID-19 outbreaks resulted in year-over-year procedure growth rates in Japan slowing somewhat relative to the second quarter. The COVID-19 pandemic has also affected the volumes of certain procedure types differently. For example, patient concerns over exposure to COVID-19 and the fact that prostate cancer can be slow growing, combined with lower prostate diagnoses and treatments, have caused the number of dVP procedures to decline in the third quarter of 2020 relative to the third quarter of 2019. Da Vinci bariatric procedures grew significantly year over year due to our optimized instrument set and focus by our sales organization and may also have benefited from certain patients prioritizing weight loss as obesity is a significant COVID-19 risk factor. However, the diagnoses and treatment pathways for bariatric patients are long, and many of the patients in the third quarter may have begun their treatment pathway prior to the spread of COVID-19; therefore, we cannot assure you that we will continue to see significant growth in bariatric procedures.
While total worldwide procedures per week have improved to near pre-COVID-19 procedure levels, procedure volumes vary by country, region, and type. It is possible that a growth or resurgence in COVID-19 infections will negatively impact da Vinci procedures. We continue to see that, when COVID-19 infections rates spike in a particular region, procedure volumes are negatively impacted and the diagnoses of new conditions are deferred. Furthermore, we do not expect all markets to recover at the same pace. Due to the uncertainty of the recovery, including the potential for COVID-19 infection rates to increase, coupled with additional policy responses that may be outlined by governments and other authorities, we cannot reliably estimate the impact that the COVID-19 pandemic may have on procedure volume in the fourth quarter of 2020 and beyond.
System Demand
As the impact of the COVID-19 pandemic progressed through the first and second quarters of 2020, customers in affected regions deferred decisions to purchase or lease systems into future quarters and, in some cases, indefinitely. These deferral decisions continued into the third quarter of 2020. In addition, the year-to-date decline in procedures and, in turn, the reduced utilization of our systems has resulted in unused capacity in the existing installed base. We expect hospitals to first fill their unused capacity before purchasing additional systems. The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of testing capabilities, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as government interventions. As COVID-19 continues to disrupt healthcare operations and patient flow, we expect that system placements will lag behind the recovery of da Vinci procedure volume. While we cannot reliably estimate the extent or period of time over which the COVID-19 pandemic and the resultant economic recession will impact hospital spending, we anticipate lower year-over-year system placements for the remainder of 2020.
Customer Relief Program
In April, we announced a program to provide financial relief to our customers. The program is comprised of three main elements. The first element provided credits against service fees otherwise due in the six-month period from April 1 through September 30, 2020, that generally reflects the under-utilization of the system during that period. Those credits were offered to most customers worldwide. The second element of the program deferred certain lease payments, and the third extended certain payment terms. Service fee credits resulted in an approximately $59 million and $23 million decrease in service revenue in the second quarter of 2020 and third quarter of 2020, respectively. While the short-term payment relief offered did not have a material impact to the results of operations, we deferred $14 million of lease billings and extended payment terms associated with $181 million of trade receivables since the start of the program, of which $85 million remain outstanding at the end of the third quarter of 2020. We may be subject to increased credit risks resulting in collection delinquencies and defaults, which could materially impact our bad debt write-offs and provisions for credit losses. Although we have programs in place that are designed to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing credit risks relating to these lease financing arrangements and extended payment terms.
General Increase in Risks
Capital markets and worldwide economies have been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a prolonged recession in local and/or global economies. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities, including our manufacturing operations, or the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to produce and ship our products and supply our customers. Any of these events could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Our Response
Our priorities and actions during the COVID-19 pandemic are as follows. First, we are focused on the health and safety of all those we serve – patients, customers, our communities, and our employees – implementing continuous updates to our health and safety policies and processes. Second, we are supporting our customers according to their priorities – clinical, operational, and economic – and ensuring continuity of supply by working with our suppliers and our distributors. Fourth, we are securing our workforce economically. We have built a valuable team over the years, and we believe they will be important in the recovery that follows the pandemic. Fifth, we will continue to invest in our priority development programs while eliminating avoidable spend.

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
We generate revenue from the placements of the Ion endoluminal system in a business model consistent with the da Vinci Surgical System model described above. We generate revenue from the placements of the Ion system, and we earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service. Ion systems are presented separately from our da Vinci Surgical Systems installed base. We are introducing the Ion system in the U.S. in a measured fashion. For the three and nine months ended September 30, 2020, Ion's contribution to revenue and gross margin was not significant.
Extended Use Program
In July 2020, we introduced our "Extended Use Program," which consists of select Xi/X instruments possessing 12 to 18 uses ("Extended Use Instruments") compared to the current 10 use instruments. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments have been introduced in the U.S. in October 2020. They will be introduced later in the fourth quarter in Europe and at various times throughout 2021 and 2022 in other geographies, depending on regulatory processes. In addition, simultaneous with the regional launches of Extended Use Instruments, we will lower the price of certain instruments that are most commonly used in lower acuity procedures and/or lower reimbursed procedures within the region. These actions will reduce the cost for customers to treat patients, which in turn will reduce our revenue per procedure. Based on 2019 volume and mix of procedures, our Extended Use Program and the reduced pricing on certain other instruments would have reduced 2019 annual instruments and accessories revenue by approximately $150 to $170 million. The impact of these actions on future revenue will be dependent on the future volume and mix of procedures and whether cost elasticity will enable greater penetration into available markets.
Recurring Revenue
Recurring revenue consists of instruments and accessories revenue, service revenue, and operating lease revenue. Recurring revenue increased to $3.2 billion, or 72% of total revenue in 2019, compared to $2.6 billion, or 71% of total revenue in 2018, and $2.2 billion, or 71% of total revenue in 2017.
Instruments and accessories revenue has grown at a faster rate than systems revenue over time. Instruments and accessories revenue increased to $2.4 billion in 2019, compared to $2.0 billion in 2018 and $1.6 billion in 2017. The growth of instruments and accessories revenue largely reflects continued procedure adoption.
Service revenue increased to $724 million in 2019, compared to $635 million in 2018 and $573 million in 2017. Service revenue growth has been driven by the growth of the installed base of da Vinci Surgical Systems. The installed base of da Vinci Surgical Systems grew 12% to approximately 5,582 at December 31, 2019; 13% to approximately 4,986 at December 31, 2018; and 13% to approximately 4,409 at December 31, 2017.
We use the installed base, number of shipments, and utilization of da Vinci Surgical Systems as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the installed base, number of shipments, and utilization of da Vinci Surgical Systems provide meaningful supplemental information regarding our performance, as management believes that the installed base, number of shipments, and utilization of da Vinci Surgical Systems are an indicator of the rate of adoption of robotic-assisted surgery as well as an indicator of future recurring revenue (particularly service revenue). Management believes that both it and investors benefit from referring to the installed base, number of shipments, and utilization of da Vinci Surgical Systems in assessing our performance and when planning, forecasting, and analyzing future periods. The installed base, number of shipments, and utilization of da Vinci Surgical Systems also facilitate management’s internal comparisons of our historical performance. We believe that the installed base, number of shipments, and utilization of da Vinci Surgical Systems are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of da Vinci Surgical Systems installed are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize this information as well as other information from agreements and discussions with our customers that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the installed base, number of shipments, and utilization of da Vinci Surgical Systems may be impacted over time by various factors, including system internet connectivity, hospital and distributor reporting behavior, and inherent complexities in new agreements. Such estimates and judgments are also susceptible to technical errors. In addition, the relationship between the installed base, number of shipments, and utilization of da Vinci Surgical Systems and our revenues may fluctuate from period to period, and growth in the installed base, number of shipments, and utilization of da Vinci Surgical Systems may not correspond to an increase in revenue. The installed base, number of shipments, and utilization of da Vinci Surgical Systems are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP.
The COVID-19 pandemic reduced the number of shipments of da Vinci Surgical Systems in the third quarter of 2020 as compared to the prior year. Based on the factors outlined in the COVID-19 Pandemic section above, historical system shipment trends may not be a good indicator of future system shipments.
Intuitive System Leasing
Since 2013, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire systems and expand their robotic-assisted surgery programs while leveraging our balance sheet. These leases generally have commercially competitive terms as compared to other third-party entities that offer equipment leasing. We have also entered into usage-based arrangements with larger customers that have committed da Vinci programs where we charge for the system and service as the systems are utilized. We include operating and sales-type leases, and systems placed under usage-based arrangements, in our system shipment and installed base disclosures. We exclude operating lease-related revenue, usage-based revenue, and Ion system revenue from our da Vinci Surgical System average selling price (“ASP”) computations.
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
Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably hernia repairs, hysterectomies, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality in the U.S. for procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods. As a result of the factors outlined in the COVID-19 Pandemic section above, including the recommendations of authorities to defer elective procedures, historical procedure patterns may be disrupted.
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
Clearances and Approvals

We have generally obtained the clearances required to market our products associated with our da Vinci Surgical Multiport Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2018, we obtained regulatory clearances for the following products:
•In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. Following the FDA clearance, in February 2020, we received CE mark clearance for both products. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator.
•In July 2019, we obtained FDA clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload, which round out our SureForm 45 portfolio. We have also received CE mark clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload.
•In June 2019, we received CE mark clearance for our da Vinci Endoscope Plus for the da Vinci X/Xi Surgical Systems in Europe. Following the CE mark, in July 2019, we obtained FDA clearance for our da Vinci Endoscope Plus. We have also received regulatory clearances in South Korea and Japan to market our da Vinci Endoscope Plus in December 2019 and May 2020, respectively.
•In June 2019, we obtained FDA clearance for our da Vinci Handheld Camera and, in February 2020, we received CE mark clearance.
•In February 2019, we obtained FDA clearance for our Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. We are introducing the Ion endoluminal system in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 32 Ion systems for commercial use as of September 30, 2020.
•In February 2019, we obtained FDA clearance for our Iris augmented reality product. Iris is a service that delivers a 3D image of the patient anatomy (initially targeting kidneys) to aid surgeons in both pre- and intra-operative settings. We are currently conducting a pilot study of our Iris product and service in the field at a small group of U.S. hospitals to gain initial product experience and insights.
•In December 2018, we received product registration approval for our da Vinci Xi Surgical System in China. The Xi registration approval does not include advanced energy or stapling products that attach to the Xi system. Separate product registrations are required for each of these products with the China National Medical Products Administration (“NMPA”).
•In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of September 30, 2020, we have sold 100 da Vinci Surgical Systems under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
•In May 2018 and July 2018, we received CE mark clearance and FDA clearance, respectively, to market SureForm 60, our da Vinci EndoWrist 60mm Stapler. In January 2019 and February 2019, we obtained FDA clearance and CE mark clearance, respectively, to market SureForm 45. We have also received regulatory clearance in Taiwan, South Korea, and Japan to market both SureForm 60 and SureForm 45.
•In May 2018, we obtained FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we obtained FDA clearance for the da Vinci SP Surgical System for certain transoral procedures. We also received regulatory clearance for the da Vinci SP Surgical System in South Korea in May 2018. We continue to introduce the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have an installed base of 58 da Vinci SP Surgical Systems as of September 30, 2020.
•In September 2017 and April 2018, we obtained CE mark clearance and FDA clearance, respectively, for our da Vinci Vessel Sealer Extend.
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
The COVID-19 pandemic reduced the number of da Vinci procedures performed by our customers in the first three quarters of 2020 as compared to our expectations. Based on the factors outlined in the COVID-19 Pandemic section above, the ability to forecast future procedures based on historical procedure patterns has been disrupted. Therefore, we believe that historical procedure trends may not be a good indicator of future procedure volumes.
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
In 2019, approximately 1,229,000 surgical procedures were performed with da Vinci Surgical Systems, compared to approximately 1,038,000 and 877,000 surgical procedures performed with da Vinci Surgical Systems in 2018 and 2017, respectively. The growth in our overall procedure volume in 2019 was driven by growth in U.S. general surgery procedures and worldwide urology procedures.
U.S. Procedures
Overall U.S. procedure volume with da Vinci Surgical Systems grew to approximately 883,000 in 2019, compared to approximately 753,000 in 2018 and approximately 644,000 in 2017. General surgery was our largest and fastest growing U.S. specialty in 2019 with procedure volume that grew to approximately 421,000 in 2019, compared to approximately 325,000 in 2018 and approximately 246,000 in 2017. Gynecology was our second largest U.S. surgical specialty in 2019 with procedure volume that grew to approximately 282,000 in 2019, compared to approximately 265,000 in 2018 and approximately 252,000 in 2017. Urology was our third largest U.S. surgical specialty in 2019 with procedure volume that grew to approximately 138,000 in 2019, compared to approximately 128,000 in 2018 and approximately 118,000 in 2017.
Procedures Outside of the U.S.
Overall OUS procedure volume with da Vinci Surgical Systems grew to approximately 346,000 in 2019, compared to approximately 285,000 in 2018 and approximately 233,000 in 2017. Procedure growth in most OUS markets was driven largely by urology procedure volume, which grew to approximately 206,000 in 2019, compared to approximately 175,000 in 2018 and approximately 149,000 in 2017. General surgery and gynecology procedures also contributed to OUS procedure growth.

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 7% for the three months ended September 30, 2020, compared to approximately 20% for the three months ended September 30, 2019. Total da Vinci procedures performed declined approximately 1% for the nine months ended September 30, 2020, as compared to the same period in the prior year. Total da Vinci procedures grew approximately 18% for the nine months ended September 30, 2019. The third quarter and year-to-date 2020 procedure results reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. We saw continued recovery and growth in most of the major procedure categories during the third quarter of 2020, most notably in general surgery procedures (particularly bariatrics) and, to a lesser extent, gynecology and urology procedures. The rates of recovery in urology procedures appear to have been particularly impacted by the COVID-19 pandemic due to delays in both the diagnosis of and procedures in patient populations that are considered to be at higher risk from COVID-19 infections as well as for conditions that may progress more slowly.
U.S. Procedures. U.S. da Vinci procedures grew approximately 7% for the three months ended September 30, 2020, compared to approximately 18% for the three months ended September 30, 2019. U.S. da Vinci procedures declined approximately 3% for the nine months ended September 30, 2020, as compared to the same period in the prior year. U.S. da Vinci procedures grew approximately 17% for the nine months ended September 30, 2019. The third quarter and year-to-date 2020 U.S. procedure results reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. We saw varied performance in each of the procedure categories during the third quarter of 2020, with growth in general surgery and gynecology procedures offset by declines in urology procedures. We are seeing patients delay non-urgent procedures to a greater extent, particularly when patients are at higher risk of COVID-19.
OUS Procedures. OUS da Vinci procedures grew approximately 9% for the three months ended September 30, 2020, compared to approximately 23% for the three months ended September 30, 2019. OUS da Vinci procedures grew approximately 5% for the nine months ended September 30, 2020, compared to approximately 21% for the nine months ended September 30, 2019. The third quarter and year-to-date 2020 OUS procedure growth reflects significant procedure disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The disruption was more pronounced in the UK and India. Due to the COVID-19 outbreak in China during the first quarter of 2020, as noted in the COVID-19 Pandemic section above, China's procedure volume decreased as compared to the first quarter of 2019. However, during the second and third quarters of 2020, the procedure volume in China recovered and increased as compared to the second and third quarters of 2019. During the third quarter of 2020, the impact of the COVID-19 pandemic on procedure volume in Japan was higher than in previous quarters.
System Demand
Future demand for da Vinci Surgical Systems will be impacted by a number of factors: economic and geopolitical factors; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends; additional reimbursements in various global markets, including Japan: the timing around governmental tenders and authorizations, including China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments; and market response.
Market acceptance of our recently launched da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
Demand may also be impacted by robotic-assisted surgery competition, including from companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field including, but not limited to, avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson (including their wholly owned subsidiaries Auris Health, Inc. and Verb Surgical Inc.); Medicaroid, Inc.; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; Olympus Corporation; Samsung Group; Smart Robot Technology Group Co. Ltd.; Titan Medical Inc.; TransEnterix, Inc.; and Wego Holding Co., Ltd.
Many of the above factors will also impact future demand for our recently cleared Ion system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.

New Product Introductions
SynchroSeal and E-100 Generator. In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. Following the FDA clearance, in February 2020, we received CE mark clearance for both products. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator. SynchroSeal is a single-use, bipolar, electrosurgical instrument intended for grasping, dissection, sealing, and transection of tissue. With its wristed articulation, rapid sealing cycle, and refined curved jaw, SynchroSeal offers enhanced versatility to the da Vinci Energy portfolio. The E-100 generator is an electrosurgical generator developed to power two key instruments – Vessel Sealer Extend and SynchroSeal – on the da Vinci X and Xi Surgical Systems. The generator delivers high frequency energy for cutting, coagulation, and vessel sealing of tissues.
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
Da Vinci Endoscope Plus. In June 2019, we received CE mark clearance for our da Vinci Endoscope Plus, an enhanced 3D endoscope for use with our da Vinci X and Xi Surgical Systems. Following the CE mark, in July 2019, we obtained FDA clearance for our da Vinci Endoscope Plus. We have also received regulatory clearances in South Korea and Japan to market our da Vinci Endoscope Plus in December 2019 and May 2020, respectively. The da Vinci Endoscope Plus leverages new sensor technology to allow for increased sharpness and color accuracy.
Da Vinci Handheld Camera. In June 2019, we obtained FDA clearance for our da Vinci Handheld Camera, a lightweight, 2D camera head, which can be connected to third-party laparoscopes. This allows the laparoscopic image to be displayed on the da Vinci X/Xi vision cart to address aspects of da Vinci procedures that may require use of a laparoscope, thus eliminating the need for redundant equipment in the operating room and increasing procedure efficiency. In February 2020, we received CE mark clearance for our da Vinci Handheld Camera. We broadly launched the da Vinci Handheld Camera in our European direct markets as well as in the U.S. in May 2020 and June 2020, respectively.
Ion endoluminal system. In February 2019, we obtained FDA clearance for the Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can articulate 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which allows physicians to navigate through small and tortuous airways to reach nodules in most airway segments within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. We are introducing Ion in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 32 Ion systems for commercial use as of September 30, 2020.
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
SureForm 60 and SureForm 45 Staplers. In May 2018 and July 2018, we received CE mark clearance and FDA clearance, respectively for the SureForm 60 instrument with White, Blue, Green, and Black 60mm reloads. In January 2019 and February 2019, we obtained FDA clearance and CE mark clearance, respectively, for the SureForm 45 instrument with White, Blue, Green, and Black 45mm reloads. Additionally, we received regulatory clearance in South Korea for the SureForm 60 instrument and 60mm reloads in June 2018 and July 2018, respectively, and for the SureForm 45 instrument and 45mm reloads in June 2019 and September 2019, respectively. Also, we received regulatory clearance in Japan for the SureForm 60 instrument and 60mm reloads in June 2018 and November 2018, respectively, and for the SureForm 45 instrument and 45mm reloads in September 2019. The SureForm 60 and SureForm 45 Staplers are single-use, fully wristed stapling instruments intended for resection, transection, and/or creation of anastomoses. The SureForm 60 instrument has particular utility in bariatric procedures, while the SureForm 45 instrument has particular utility in colorectal procedures. The SureForm 60 and SureForm 45 Staplers broaden our existing stapler product line, which also includes EndoWrist Stapler 45 with White, Blue, and Green, 45mm reloads and EndoWrist Stapler 30 with White, Blue, Green, and Gray 30mm reloads. Not all reloads or staplers are available for use on all systems or in all countries.

Da Vinci SP Surgical System. In May 2018, we obtained FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we obtained FDA clearance for the da Vinci SP Surgical System for certain transoral procedures. The da Vinci SP Surgical System includes three, multi-jointed, wristed instruments and the first da Vinci fully wristed, 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces. The system enables flexible port placement and broad internal and external range of motion (e.g., 360 degrees of anatomical access) through the single SP arm. Surgeons control the fully articulating instruments and the camera on the da Vinci SP system, which uses the same fourth generation surgeon console as the da Vinci X and Xi systems. The da Vinci SP Surgical System provides surgeons with robotic-assisted technology designed for deep and narrow access to tissue in the body. We anticipate pursuing further regulatory clearances for the da Vinci SP Surgical System, including colorectal applications, broadening the applicability of the SP platform over time. We continue to introduce the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have an installed base of 58 da Vinci SP Surgical Systems as of September 30, 2020.
Da Vinci Vessel Sealer Extend. In September 2017 and April 2018, we received CE mark clearance and FDA clearance, respectively, for da Vinci Vessel Sealer Extend, our newest instrument in the Vessel Sealing family of products. Da Vinci Vessel Sealer Extend is a single-use, fully wristed bipolar electrosurgical instrument compatible with our fourth generation multiport systems. It is intended for grasping and blunt dissection of tissue and for bipolar coagulation and mechanical transection of vessels up to 7mm in diameter and tissue bundles that fit in the jaws of the instrument.
Acquisition of Orpheus Medical
In February 2020, we acquired Orpheus Medical Ltd. and its wholly owned subsidiaries to deepen and expand our integrated informatics platform. Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in processing and archiving surgical videos. Orpheus Medical will be a wholly owned subsidiary of Intuitive.
Intuitive Ventures
We launched Intuitive Ventures, an inaugural $100 million fund focused on investment opportunities in companies that share Intuitive's commitment to advancing positive outcomes in healthcare.

Third Quarter 2020 Operational and Financial Highlights
•Total revenue decreased by 4% to $1,078 million for the three months ended September 30, 2020, compared to $1,128 million for the three months ended September 30, 2019.
•The service fee credits within the Customer Relief Program resulted in a $23 million decrease in service revenue for the three months ended September 30, 2020.
•Approximately 329,000 da Vinci procedures were performed during the three months ended September 30, 2020, an increase of 7% compared to approximately 307,000 for the three months ended September 30, 2019.
•Instruments and accessories revenue increased by 4% to $631 million for the three months ended September 30, 2020, compared to $606 million for the three months ended September 30, 2019.
•Systems revenue decreased by 21% to $268 million for the three months ended September 30, 2020, compared to $339 million during the three months ended September 30, 2019.
•A total of 195 da Vinci Surgical Systems were shipped during the three months ended September 30, 2020, a decrease of 29% compared to 275 systems during the three months ended September 30, 2019.
•As of September 30, 2020, we had a da Vinci Surgical System installed base of approximately 5,865 systems, an increase of approximately 8% compared to the installed base of approximately 5,406 systems as of September 30, 2019.
•Utilization of da Vinci systems, measured in terms of procedures per system per year, declined 2% relative to the third quarter of 2019.
•During the three months ended September 30, 2020, we placed 11 Ion systems for commercial use.
•Gross profit as a percentage of revenue was 67.2% for the three months ended September 30, 2020, compared to 69.6% for the three months ended September 30, 2019.
•Operating income decreased by 26% to $270 million for the three months ended September 30, 2020, compared to $366 million during the three months ended September 30, 2019. Operating income included $107.0 million and $89.3 million of share-based compensation expense related to employee stock plans and $21.7 million and $10.7 million of intangible asset-related charges for the three months ended September 30, 2020, and 2019, respectively.
•As of September 30, 2020, we had $6.4 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $506 million, compared to December 31, 2019, primarily as a result of cash generated from operating activities, partially offset by capital expenditures.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	% of total revenue	2019	% of total revenue	2020	% of total revenue	2019	% of total revenue
Revenue:
Product	$898.4	83%	$944.8	84%	$2,521.0	83%	$2,666.9	83%
Service	179.3	17%	183.4	16%	508.3	17%	533.9	17%
Total revenue	1,077.7	100%	1,128.2	100%	3,029.3	100%	3,200.8	100%
Cost of revenue:
Product	287.7	27%	277.3	25%	868.2	29%	807.1	25%
Service	65.7	6%	65.3	6%	195.7	6%	179.5	6%
Total cost of revenue	353.4	33%	342.6	31%	1,063.9	35%	986.6	31%
Product gross profit	610.7	56%	667.5	59%	1,652.8	54%	1,859.8	58%
Service gross profit	113.6	11%	118.1	10%	312.6	11%	354.4	11%
Gross profit	724.3	67%	785.6	69%	1,965.4	65%	2,214.2	69%
Operating expenses:
Selling, general and administrative	298.9	28%	284.0	25%	886.1	29%	836.6	26%
Research and development	155.0	14%	135.9	12%	445.3	15%	400.7	13%
Total operating expenses	453.9	42%	419.9	37%	1,331.4	44%	1,237.3	39%
Income from operations	270.4	25%	365.7	32%	634.0	21%	976.9	30%
Interest and other income, net	84.8	8%	33.3	3%	136.5	5%	93.6	3%
Income before taxes	355.2	33%	399.0	35%	770.5	26%	1,070.5	33%
Income tax expense	38.4	4%	0.3	—%	67.3	2%	51.4	1%
Net income	316.8	29%	398.7	35%	703.2	24%	1,019.1	32%
Less: net income (loss) attributable to noncontrolling interest in joint venture	2.9	—%	1.9	—%	7.8	—%	(2.5)	—%
Net income attributable to Intuitive Surgical, Inc.	$313.9	29%	$396.8	35%	$695.4	24%	$1,021.6	32%

Total Revenue
Total revenue decreased by 4% to $1,078 million for the three months ended September 30, 2020, compared to $1,128 million for the three months ended September 30, 2019, resulting from 21% lower systems revenue, driven by 29% lower system placements, and 2% lower service revenue, partially offset by 4% higher instruments and accessories revenue, driven by approximately 7% higher procedure volume partially offset by customer buying patterns. Total revenue decreased by 5% to $3.0 billion for the nine months ended September 30, 2020, compared to $3.2 billion for the nine months ended September 30, 2019, resulting from 13% lower systems revenue, driven by 22% lower system placements, 2% lower instruments and accessories revenue, driven by approximately 1% lower procedure volume, and 5% lower service revenue. The service fee credits provided to customers as part of our Customer Relief Program resulted in a $23 million and $82 million decrease in service revenue for the three and nine months ended September 30, 2020, respectively.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 22% and 23% for the three and nine months ended September 30, 2020, respectively, and 20% and 19% for the three and nine months ended September 30, 2019, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for both the three and nine months ended September 30, 2020, and the three and nine months ended September 30, 2019.

Revenue generated in the U.S. accounted for 69% and 68% of total revenue for the three and nine months ended September 30, 2020, respectively, and 71% for both the three and nine months ended September 30, 2019. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term. However, the current increase in OUS revenue as a percentage of total revenue is a result of the COVID-19 pandemic and is reflective that U.S. procedures and revenue were more impacted than OUS procedures and revenue.
As the COVID-19 pandemic is expected to continue to cause a strain on hospital resources, as outlined in the COVID-19 Pandemic section above, including recommended deferrals of elective procedures by various authorities and policy makers, we cannot reliably estimate the extent procedures and system placements will be impacted in the fourth quarter of 2020 and beyond.
The following table summarizes our revenue and system unit shipments for the three and nine months ended September 30, 2020, and 2019, respectively (in millions, except percentages and unit shipments):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Instruments and accessories	$630.6	$606.2	$1,708.9	$1,737.0
Systems	267.8	338.6	812.1	929.9
Total product revenue	898.4	944.8	2,521.0	2,666.9
Services	179.3	183.4	508.3	533.9
Total revenue	$1,077.7	$1,128.2	$3,029.3	$3,200.8
United States	$743.8	$796.4	$2,060.8	$2,273.3
OUS	333.9	331.8	968.5	927.5
Total revenue	$1,077.7	$1,128.2	$3,029.3	$3,200.8
% of Revenue – U.S.	69%	71%	68%	71%
% of Revenue – OUS	31%	29%	32%	29%

Instruments and accessories	$630.6	$606.2	$1,708.9	$1,737
Services	179.3	183.4	508.3	533.9
Operating lease revenue	45.7	27.4	127.0	72.9
Total recurring revenue	$855.6	$817.0	$2,344.2	$2,343.8
% of Total revenue	79%	72%	77%	73%

Da Vinci Surgical Systems Shipments by Region:
U.S. unit shipments	116	185	404	532
OUS unit shipments	79	90	206	251
Total unit shipments*	195	275	610	783
*Systems shipped under operating leases (included in total unit shipments)	68	92	197	258

Ion Systems Shipments	11	3	22	3

Da Vinci Surgical Systems Shipments involving System Trade-ins:
Unit shipments involving trade-ins	78	116	286	304
Unit shipments not involving trade-ins	117	159	324	479

Product Revenue
Three months ended September 30, 2020
Product revenue decreased by 5% to $898 million for the three months ended September 30, 2020, compared to $945 million for the three months ended September 30, 2019.
Instruments and accessories revenue increased by 4% to $631 million for the three months ended September 30, 2020, compared to $606 million for the three months ended September 30, 2019. The increase in instruments and accessories revenue was driven primarily by procedure growth of approximately 7%, partially offset by customer buying patterns. The third quarter 2020 U.S. procedure growth was approximately 7%. The third quarter 2020 OUS procedure growth was approximately 9%. Both growth rates were significantly impacted by the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the third quarter 2020 OUS procedure growth was driven by China, Japan, South Korea, and Italy, while procedures declines were noted in the UK as well as various other smaller countries.
Systems revenue decreased by 21% to $268 million for the three months ended September 30, 2020, compared to $339 million for the three months ended September 30, 2019. The lower third quarter 2020 systems revenue was primarily driven by fewer system shipments, lower lease buyouts, and lower third quarter 2020 ASPs, partially offset by higher operating lease revenue.
During the third quarter of 2020, a total of 195 da Vinci Surgical Systems were shipped compared to 275 systems during the third quarter of 2019. By geography, 116 systems were shipped into the U.S., 39 into Europe, 34 into Asia, and 6 into other markets during the third quarter of 2020, compared to 185 systems shipped into the U.S., 36 into Europe, 43 into Asia, and 11 into other markets during the third quarter of 2019. The decrease in systems shipments was primarily driven by a decline in year-to-date procedures, which has led to customers utilizing existing system capacity as well as decisions by customers to defer purchases or leases of systems into future quarters and, in some cases, indefinitely as a result of the COVID-19 pandemic.
We shipped 83 and 102 da Vinci Surgical Systems under lease arrangements, of which 68 and 92 systems were classified as operating leases for the three months ended September 30, 2020, and 2019, respectively. Operating lease revenue was $45.7 million for the three months ended September 30, 2020, compared to $27.4 million for the three months ended September 30, 2019. Systems placed as operating leases represented 35% of total shipments during the third quarter of 2020, compared to 33% during the third quarter of 2019. A total of 806 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of September 30, 2020, compared to 560 as of September 30, 2019. Revenue from Lease Buyouts was $16.9 million for the three months ended September 30, 2020, compared to $19.8 million for the three months ended September 30, 2019. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.55 million for the three months ended September 30, 2020, compared to approximately $1.57 million for the three months ended September 30, 2019. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Nine months ended September 30, 2020
Product revenue decreased by 5% to $2.5 billion for the nine months ended September 30, 2020, compared to $2.7 billion for the nine months ended September 30, 2019.
Instruments and accessories revenue decreased by 2% to $1.71 billion for the nine months ended September 30, 2020, compared to $1.74 billion for the nine months ended September 30, 2019. The decrease in instruments and accessories revenue was driven primarily by a decline in procedures of approximately 1%. The year-to-date 2020 U.S. procedure volumes declined by approximately 3% primarily as a result of the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The year-to-date 2020 OUS procedure volumes increased by approximately 5%, also driven by the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the year-to-date 2020 OUS procedure growth was driven by procedure expansion in Japan, China, South Korea, and Germany, partially offset by declines in the UK, France, Italy, and other countries with lower procedure volume.
Systems revenue decreased by 13% to $812 million for the nine months ended September 30, 2020, compared to $930 million for the nine months ended September 30, 2019. The lower year-to-date 2020 systems revenue was primarily driven by fewer system shipments and lower lease buyouts, partially offset by higher 2020 ASPs and higher operating lease revenue.

During the nine months ended September 30, 2020, a total of 610 da Vinci Surgical Systems were shipped compared to 783 systems during the nine months ended September 30, 2019. By geography, 404 systems were shipped into the U.S., 82 into Europe, 109 into Asia, and 15 into other markets during the nine months ended September 30, 2020, compared to 532 systems shipped into the U.S., 115 into Europe, 104 into Asia, and 32 into other markets during the nine months ended September 30, 2019. The decrease in systems shipments was primarily driven by decisions by customers to defer purchases or leases of systems into future quarters and, in some cases, indefinitely as a result of the COVID-19 pandemic as well as the decline in year-to-date procedures, which has led to excess capacity at certain hospitals, partially offset by more customers trading in older da Vinci models for fourth generation da Vinci Xi and da Vinci X systems and the need for certain hospitals to expand or establish capacity.
We shipped 265 and 282 da Vinci Surgical Systems under lease arrangements, of which 197 and 258 systems were classified as operating leases for the nine months ended September 30, 2020, and 2019, respectively. Operating lease revenue was $127.0 million for the nine months ended September 30, 2020, compared to $72.9 million for the nine months ended September 30, 2019. Systems placed as operating leases represented 32% of total shipments during the nine months ended September 30, 2020, compared to 33% during the nine months ended September 30, 2019. Revenue from Lease Buyouts was $38.5 million for the nine months ended September 30, 2020, compared to $59.0 million for the nine months ended September 30, 2019. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.54 million for the nine months ended September 30, 2020, compared to approximately $1.48 million for the nine months ended September 30, 2019. The higher year-to-date 2020 ASP was largely driven by favorable geographic and product mix, partially offset by higher trade-in volume. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue decreased by 2% to $179 million for the three months ended September 30, 2020, compared to $183 million for the three months ended September 30, 2019. The decrease in service revenue was primarily driven by the effects of the Customer Relief Program, which resulted in a $23 million decrease, partially offset by a larger installed base of da Vinci Surgical Systems producing service revenue.
Service revenue decreased by 5% to $508 million for the nine months ended September 30, 2020, compared to $534 million for the nine months ended September 30, 2019. The decrease in service revenue was primarily driven by the effects of the Customer Relief Program, which resulted in an $82 million decrease, partially offset by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended September 30, 2020, decreased 9% to $611 million, representing 68.0% of product revenue, compared to $668 million, representing 70.6% of product revenue, for the three months ended September 30, 2019. The lower product gross profit for the three months ended September 30, 2020, was primarily driven by lower product revenue and lower product gross profit margin. The lower product gross profit margin for the three months ended September 30, 2020, was primarily driven by period costs in the third quarter of 2020 associated with abnormally low production as a result of the COVID-19 pandemic.
Product gross profit for the nine months ended September 30, 2020, decreased 11% to $1.7 billion, representing 65.6% of product revenue, compared to $1.9 billion, representing 69.7% of product revenue, for the nine months ended September 30, 2019. The lower product gross profit for the nine months ended September 30, 2020, was primarily driven by lower product revenue and lower product gross profit margin. The lower product gross profit margin for the nine months ended September 30, 2020, was primarily driven by higher excess and obsolete inventory costs related to transitioning to new technologies coupled with the decrease in demand for older technologies, period costs in the second and third quarters of 2020 associated with abnormally low production, and higher freight costs. These higher charges were primarily a result of the COVID-19 pandemic. There were also increased costs associated with da Vinci Si product transitions and higher intangible assets amortization expense and share-based compensation expense.
Product gross profit for the three and nine months ended September 30, 2020, included share-based compensation expense of $16.2 million and $43.2 million, respectively, compared to $12.4 million and $34.8 million, for the three and nine months ended September 30, 2019, respectively. Product gross profit for the three and nine months ended September 30, 2020, included intangible assets amortization expense of $9.0 million and $26.7 million, respectively, compared to $7.9 million and $22.9 million, for the three and nine months ended September 30, 2019, respectively.

Service gross profit for the three months ended September 30, 2020, decreased 4% to $114 million, representing 63.4% of service revenue, compared to $118 million, representing 64.4% of service revenue, for the three months ended September 30, 2019. The lower service gross profit for the three months ended September 30, 2020, was primarily driven by lower service revenue and lower service gross profit margin. The lower service gross profit margin for the three months ended September 30, 2020, was primarily driven by the decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the nine months ended September 30, 2020, decreased 12% to $313 million, representing 61.5% of service revenue, compared to $354 million, representing 66.4% of service revenue, for the nine months ended September 30, 2019. The lower service gross profit for the nine months ended September 30, 2020, was primarily driven by lower service revenue and lower service gross profit margin. The lower service gross profit margin for the nine months ended September 30, 2020, was primarily driven by the decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the three and nine months ended September 30, 2020, included share-based compensation expense of $7.1 million and $17.8 million, respectively, compared to $5.6 million and $14.9 million, for the three and nine months ended September 30, 2019, respectively. Service gross profit for the three and nine months ended September 30, 2020, included intangible assets amortization expense of $0.9 million and $2.7 million, respectively, compared to $0.9 million and $2.8 million, for the three and nine and months ended September 30, 2019, respectively.
As a result of the continued impacts from the COVID-19 pandemic, our production facilities may run at less than normal capacity in the fourth quarter of 2020. Accordingly, certain fixed production overhead costs may be expensed as incurred, reducing our gross profit margin. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the fourth quarter and beyond.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended September 30, 2020, increased by 5% to $299 million, compared to $284 million for the three months ended September 30, 2019. Selling, general and administrative expenses for the nine months ended September 30, 2020, increased by 6% to $886 million, compared to $837 million for the nine months ended September 30, 2019. The changes in selling, general and administrative expenses for the three and nine months ended September 30, 2020, were primarily driven by higher headcount, resulting in increased share-based compensation expense, and increased infrastructure to support our growth, partially offset by lower marketing, travel, and training expenses as well as lower variable compensation, particularly in the second and third quarters of 2020.
Selling, general and administrative expenses for the three and nine months ended September 30, 2020, included share-based compensation expense of $54.2 million and $149.5 million, respectively, compared to $44.7 million and $124.0 million, for the three and nine months ended September 30, 2019, respectively. Selling, general and administrative expenses for the three and nine months ended September 30, 2020, included intangible assets amortization expense of $1.8 million and $5.2 million, respectively, compared to $1.4 million and $4.0 million, for the three and nine months ended September 30, 2019, respectively.
Our spending in the second and third quarters of 2020 reflected a curtailment of certain costs as a result of the COVID-19 pandemic, including travel, marketing events, surgeon training, clinical trials, and other related expenses. We expect that these costs will increase to the extent that the impact of COVID-19 decreases and decline to the extent that the impact of COVID-19 increases. However, we will continue to support our customers, invest in innovation focused on the quadruple aim, and invest in manufacturing and our supply chain to ensure supply for our customers. We will continue to manage the hiring of volume-related roles, such as sales representatives and manufacturing employees, to meet the needs of the business.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended September 30, 2020, increased by 14% to $155 million, compared to $136 million for the three months ended September 30, 2019. Research and development expenses for the nine months ended September 30, 2020, increased by 11% to $445 million, compared to $401 million for the nine months ended September 30, 2019. The increases in research and development expenses for the three and nine months ended September 30, 2020, were primarily driven by higher personnel-related expenses and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, informatics, advanced instrumentation, advanced imaging, and future generations of robotics, partially offset by lower intangible asset-related charges in the first quarter of 2020.

Research and development expenses for the three and nine months ended September 30, 2020, included share-based compensation expense of $29.5 million and $84.1 million, respectively, compared to $26.6 million and $74.5 million, for the three and nine ended September 30, 2019, respectively. Research and development expenses for the three and nine months ended September 30, 2020, included intangible asset charges of $10.0 million and $15.0 million, respectively, compared to $0.5 million and $21.8 million, for the three and nine months ended September 30, 2019, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three and nine months ended September 30, 2020, was $84.8 million, and $136.5 million, respectively, compared to $33.3 million and $93.6 million for the three and nine months ended September 30, 2019, respectively. The increases in interest and other income, net, for the three and nine months ended September 30, 2020, were primarily driven by unrealized gains on strategic investments and realized gains on the sale of certain securities, partially offset by lower interest income earned, despite higher cash and investment balances, due to the decline in average interest rates, and realized foreign exchange losses.
The Company held an equity investment in preferred shares of InTouch, which was reflected in the Company's financial statements on a cost basis. On July 1, 2020, Teladoc completed its acquisition of InTouch. Based on the terms of the agreement, the Company has received Teladoc shares on the date of closing and recognized a gain on its investment of approximately $45 million. The Company is restricted from selling these shares for a period of six months. Additionally, during the third quarter, the Company recorded unrealized gains on other strategic investments of approximately $17 million.
Income Tax Expense
Income tax expense for the three months ended September 30, 2020, was $38.4 million, or 10.8% of income before taxes, compared to $0.3 million, or 0.1% of income before taxes, for the three months ended September 30, 2019. Income tax expense for the nine months ended September 30, 2020, was $67.3 million, or 8.7% of income before taxes, compared to $51.4 million, or 4.8% of income before taxes, for the nine months ended September 30, 2019.
Our effective tax rate for the three and nine ended September 30, 2020, and 2019, differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by state income taxes (net of federal benefit) and U.S. tax on foreign earnings. Our effective tax rate for the three and nine months ended September 30, 2020 is higher, mainly because the three and nine months ended September 30, 2019 reflected a $51.3 million decrease in income tax expense as a result of the re-measurement of our Swiss deferred tax assets. In addition, the effective tax rate for the nine months ended September 30, 2020, reflected a $36.8 million increase in income tax expense discussed below.
In July 2015, a U.S. Tax Court opinion (the "2015 Opinion") was issued involving an independent third party related to charging foreign subsidiaries for share-based compensation. Based on the findings of the U.S. Tax Court, direct share-based compensation has been excluded from our intercompany charges starting in 2015. In June 2019, the Ninth Circuit Court of Appeals (the "Ninth Circuit") reversed the 2015 Opinion (the "Ninth Circuit Opinion"). Subsequently, a re-hearing of the case was requested but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the U.S. Supreme Court. The petition was denied by the U.S. Supreme Court on June 22, 2020, which makes the Ninth Circuit Opinion binding precedent in the Ninth Circuit. As a result, we increased our unrecognized tax benefits by $36.8 million with a corresponding increase in income tax expense for the three months ended June 30, 2020, related to the intercompany charges for share-based compensation for relevant periods before 2020. We will continue to monitor future IRS actions or other developments regarding this matter and will assess the impact of any such developments to our income tax provision in the quarter that they occur. We are treating share-based compensation expense in accordance with the Ninth Circuit Opinion for 2020 and going forward.
Our provision for income taxes for the three and nine months ended September 30, 2020, included excess tax benefits associated with employee equity plans of $47.9 million and $144.8 million, which reduced our effective tax rate by 13.5 and 18.8 percentage points, respectively. Our provision for income taxes for the three and nine months ended September 30, 2019, included excess tax benefits associated with employee equity plans of $28.8 million and $112.8 million, which reduced our effective tax rate by 7.2 and 10.5 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.

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
Net Income (Loss) Attributable to Noncontrolling Interest in Joint Venture
Net income (loss) attributable to noncontrolling interest in Joint Venture for the three months ended September 30, 2020, was $2.9 million, compared to $1.9 million for the three months ended September 30, 2019. Net income (loss) attributable to noncontrolling interest in Joint Venture for the nine months ended September 30, 2020, was $7.8 million, compared to $(2.5) million for the nine months ended September 30, 2019. The increases in net income attributable to noncontrolling interest in Joint Venture were primarily due to increased revenue, partially offset by re-measurement losses related to the contingent consideration during the three and nine months ended September 30, 2020.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.51 billion to $6.36 billion as of September 30, 2020, from $5.85 billion as of December 31, 2019, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures, taxes paid related to net share settlements of equity awards, and common stock repurchases.
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
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the nine months ended September 30, 2020, and 2019 (in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in)
Operating activities	$857.3	$1,045.5
Investing activities	(606.3)	(748.2)
Financing activities	(45.9)	(219.2)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2.0)	(2.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$203.1	$75.2

Operating Activities
For the nine months ended September 30, 2020, net cash provided by operating activities of $857 million exceeded our net income of $703 million, primarily due to the following reasons:
1.Our net income included non-cash charges of $509 million, consisting primarily of the following significant items: share-based compensation of $292 million; depreciation expense and losses on the disposal of property, plant, and equipment of $159 million; deferred income taxes of $72 million; gain on investments, accretion, and amortization, net, of $64 million; and amortization of intangible assets of $37 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $355 million of cash used by operating activities during the nine months ended September 30, 2020. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $177 million, primarily due to the increased number of systems under operating lease and usage-based arrangements and build-up to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters, such as the COVID-19 pandemic. Prepaid expenses and other assets increased by $119 million, primarily due to an increase in prepaid taxes, driven by the timing of tax payments, and an increase in leasing. Accrued compensation and employee benefits decreased by $76 million, primarily due to the payments of 2019 and certain 2020 incentive compensation. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $57 million decrease in accounts receivable, primarily due to the timing of collections.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2020, consisted primarily of proceeds from sales and maturities of investments (net of purchases of investments) of $289 million, the acquisition of property and equipment of $280 million, and the Orpheus Medical Acquisition, net of cash acquired, of $38 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2020, consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee stock purchases of $165 million, cash used in the repurchase of approximately 0.2 million shares of our common stock in the open market for $100 million, and the payment of deferred purchase consideration from prior acquisitions of $49 million, partially offset by proceeds from stock option exercises and employee stock purchases of $268 million.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to exceed $300 million in both 2020 and 2021. We intend to fund these needs with cash generated from operations.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2020, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel, distribute and service our products, temporary closures of our facilities and the facilities of our suppliers and their contract manufacturers, as well as reduction in access to our customers due to diverted resources and priorities and the business hours of hospitals as governments institute prolonged shelter-in-place and/or self-quarantine mandates. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which has instituted risk reduction orders applicable to our employees in that region, significantly impacting the ability of our employees to get to their places of work to produce products and hampering our products from moving through the supply chain. These unprecedented measures to slow the spread of the virus taken by local governments and healthcare authorities globally, including the deferral of elective medical procedures and social distancing measures, have had, and will continue to have, a significant negative impact on our operations and financial results.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2020.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1 to July 31, 2020	—	$—	—	$1.6	billion
August 1 to August 31, 2020	—	$—	—	$1.6	billion
September 1 to September 30, 2020	—	$—	—	$1.6	billion
Total during quarter ended September 30, 2020	—	$—	—
(1) Since March 2009, we have had an active stock repurchase program. As of September 30, 2020, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when the Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.6 billion represents the amount available to repurchase shares under the authorized repurchase program as of September 30, 2020. The authorized stock repurchase program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Intuitive Surgical, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 23, 2020).

3.2
Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: October 19, 2020