Form 10-K
period 2020-12-31
INTUITIVE SURGICAL INC
filed 2021-02-10
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2020, based upon the closing price of Common Stock on such date as reported on The Nasdaq Global Select Market, was approximately $66.4 billion. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of January 15, 2021, was 117,718,298.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 22, 2021, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2020.

INTUITIVE SURGICAL, INC.

INDEX

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, the potential decline of our procedure volume, our acquisitions, our expected business, our expected new product introductions, the impacts of Extended Use Instruments, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should, therefore, be considered in light of various important factors, including, but not limited to, the following: our ability to obtain accurate procedure volume and mix in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; disruption to our supply chain; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals or clearances from the U.S. Food and Drug Administration due to COVID-19; the evaluation of the risks of robotic-assisted surgery in the presence of infectious diseases; diversion of management and other resources to respond to the COVID-19 outbreak; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including Schölly Fiberoptic's robotic endoscope business and Orpheus Medical; procedure counts; regulatory approvals, clearances, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and particularly in Part I, “Item 1A. Risk Factors.” Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.

PART I
ITEM 1.     BUSINESS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci Si HD Surgical System®, da Vinci X®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, Intuitive Surgical EcoSystem®, SureForm®, Ion®, Iris®, and SynchroSeal® are trademarks or registered trademarks of the Company.
Company Background
Intuitive is committed to advancing patient care in surgery and other acute medical interventions. The Company is focused on innovating to enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. Our mission reflects that we believe that minimally invasive care is life-enhancing care. Intuitive brings more than two decades of leadership in robotic-assisted surgical technology and solutions to its offerings. While surgery and acute interventions have improved significantly in the past decades, there remains a significant need for better outcomes and decreased variability of these outcomes across care teams. The current healthcare environment continues to stress critical resources, including the professionals who staff care teams: surgeons, anesthesiologists, nurses, and other staff. At the same time, governments strain to cover the healthcare needs of their populations and demand lower total cost per patient to treat disease. In the face of these challenges, we believe scientific, process, and technological advances in biology, computing, imaging, algorithms, and robotics offer new methods to solve continued and difficult problems.
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
By striving to find less invasive ways to enter the body, provide clearer views of anatomy and more precise tissue interactions, and helping hone surgical skills, Intuitive launched its first da Vinci Surgical System in 1999. In 2000, the U.S. Food and Drug Administration (“FDA”) cleared da Vinci for general laparoscopic surgery.
The da Vinci Surgical System is designed to enable complex surgery using a minimally invasive approach. It consists of an ergonomic surgeon console or consoles, a patient-side cart with an interactive arm or arms, a high-performance vision system, and proprietary instruments and accessories. Surgeons using the da Vinci system operate while seated comfortably at a console viewing a three-dimensional, high definition (“3DHD”) image of the surgical field. This immersive visualization connects surgeons to the surgical field and their instruments. While seated at the console, the surgeon manipulates instrument controls in a natural manner, similar to the open surgery approach. Our technology is designed to provide surgeons with a range of motion analogous to the motions of a human wrist, while filtering out the tremors inherent in a surgeon’s hands. In designing our products, we focus on making our technology easy and safe to use.
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
Precise and Tremor-Free Endoscope Control. Our imaging system also incorporates our proprietary camera control technology that allows the surgeon to easily change, move, zoom, and rotate his or her field of vision. Surgeons can reposition the surgical camera quickly with foot controls or zoom in, out, up, down, left, or right by moving their hands while maintaining a stable image.
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

Intuitive Instrument Movements. Our technology is designed to transform the surgeon’s natural hand movements outside of the body into corresponding micro-movements inside the patient’s body. For example, with the da Vinci Surgical System, a hand movement to the right outside of the body causes the instrument inside the patient to be moved to the right. In contrast, conventional minimally invasive surgery (“MIS”) instruments are long, rigid levers that rotate around a fulcrum, or pivot point, located at the port created in the body wall. In conventional MIS, the instrument tip moves in the opposite direction from the surgeon’s hand, and surgeons must adjust their hand-eye coordination to compensate for the direction reversal by the pivot.
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
Additionally, the FDA cleared Iris, Intuitive’s augmented reality imaging product, for use in kidney procedures. Iris extracts CT scans, runs them through machine-learning algorithms, and returns a segmented model of the kidney for use in planning for a procedure and for intraoperative visualization of the area. The tool uses augmented reality to give surgeons an image with details of the kidney anatomy – blood vessels, tumor shape, and size – that they may not be able to see well with other imaging. Intuitive designed Iris, among other things, to be shared as a teaching tool among surgeons to coordinate approaches to complex cases. It can also be part of the viewing experience during a procedure to enhance information and let surgeons know where critical anatomy sits as they work through a procedure.
In 2019, the FDA cleared our Ion endoluminal system, which enables minimally invasive biopsies in the lung. Our Ion system is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories, which extends our commercial offering beyond surgery into diagnostic, endoluminal procedures with this first application. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the lung, which could help enable earlier diagnosis.
Products
da Vinci Surgical Systems
Intuitive’s primary platform for robotic-assisted surgery is our family of da Vinci Surgical Systems. We have commercialized four generational platforms of da Vinci Surgical Systems: our fourth generation da Vinci X, da Vinci Xi, and da Vinci SP Surgical Systems, our third generation da Vinci Si Surgical System, our second generation da Vinci S Surgical System, and our first generation da Vinci standard Surgical System. Da Vinci Surgical Systems are comprised of the following components:
Surgeon’s Console. The da Vinci Surgical System allows surgeons to operate while comfortably seated at an ergonomic console viewing a 3DHD image of the surgical field. The surgeon’s fingers grasp instrument controls below the display with the surgeon’s hands naturally positioned relative to his or her eyes. Using electronic hardware, software, algorithms, and mechanics, our technology translates the surgeon’s hand movements into precise and corresponding real-time micro movements of the da Vinci instruments positioned inside the patient. On most of our current systems (da Vinci X, da Vinci Xi, and da Vinci Si), a second surgeon’s console may be used in two ways: to provide assistance to the primary surgeon during surgery or to act as an active aid during surgeon-proctor training sessions. With the da Vinci X, da Vinci Xi, and da Vinci Si, a surgeon sitting at a second console can view the same surgery as the primary surgeon and can be passed control of some or all of the da Vinci instruments during the surgery. In addition, surgeons can control 3D virtual pointers to augment the dual-surgeon experience.

Patient-Side Cart. The patient-side cart holds electromechanical arms that manipulate the instruments inside the patient. Up to four arms attached to the cart can be positioned, as appropriate, and then locked into place. At least two arms hold surgical instruments, one representing the surgeon’s left hand and one representing the surgeon’s right hand. A third arm positions the endoscope, allowing the surgeon to easily move, zoom, and rotate the field of vision. A fourth instrument arm extends surgical capabilities by enabling the surgeon to add a third instrument to perform additional tasks. The fourth instrument arm is a standard, integrated feature on the da Vinci X, da Vinci Xi, and da Vinci Si Surgical Systems. Our da Vinci SP Surgical System includes a single arm with three, multi-jointed, wristed instruments and the first da Vinci fully wristed, 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces.
3DHD Vision System. Our vision system includes our InSite 3D endoscope with two separate vision channels linked to two separate color monitors through high performance video cameras and specialized image processing hardware. The resulting 3DHD image has high resolution, high contrast, low flicker, and low cross fading. A digital zoom feature in the 3DHD vision system allows surgeons to magnify the surgical field of view without adjusting the endoscope position and, thereby, reduces interference between the endoscope and instruments. The 3DHD vision system is a standard, integrated feature on the da Vinci X, da Vinci Xi, da Vinci SP, da Vinci Si, and da Vinci S Surgical Systems.
Skills Simulator. The Skills Simulator is a practice tool that gives a user the opportunity to practice their skills and gain familiarity with the surgeon console controls. The Skills Simulator incorporates 3D, physics-based computer simulation technology to immerse the user within a virtual environment and provides training capabilities that have been used extensively by surgeons. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the Skills Simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The Skills Simulator is intended to augment, not replace, existing training programs for the da Vinci X, da Vinci Xi, and da Vinci SP Surgical Systems.
Da Vinci Xi Integrated Table Motion. Integrated Table Motion coordinates the movements of the da Vinci robotic arms with an advanced operating room table, the TS 7000dV OR Table sold by HillromTM, to enable managing the patient’s position in real-time while the da Vinci robotic arms remain docked. This gives operating room teams the capability to optimally position the operating table during da Vinci Surgical System procedures. Integrated Table Motion enables surgeons to maximize reach, facilitate access, and choose the angle of approach to target anatomy, as well as reposition the table during the procedure to enhance anesthesiologists’ management of the patient.
Firefly Fluorescence Imaging. Firefly is a standard feature of the da Vinci X and da Vinci Xi Surgical Systems and is available on our da Vinci Si Surgical System. This imaging capability combines a fluorescent dye with a specialized da Vinci camera head, endoscope, and laser-based illuminator to allow surgeons to identify vasculature, tissue perfusion, or biliary ducts in three dimensions beneath tissue surfaces to visualize critical anatomy. Firefly is typically used in the procedure categories of urology, gynecology, and general surgery.
Informatics
Intuitive Cloud. The vast majority of our systems are connected to the Intuitive cloud to enable proactive monitoring and provide software updates.
SimNow. Our cloud-enabled SimNow simulation platform is our latest generation simulator, which allows surgeons to learn and practice their surgical skills. SimNow is compatible with multiple da Vinci platforms and can be connected to the internet. The SimNow online connection drives real-time simulation performance tracking for surgeons and administrators through an online dashboard and supports remote updates of the VR content and 3DHD videos to drive a more interactive and engaging customer experience.
Iris. In February 2019, the FDA cleared Iris, Intuitive’s augmented reality imaging product, for use in kidney procedures. Iris extracts CT scans, runs them through machine-learning algorithms, and returns a segmented model of the kidney for use in planning for a procedure and for intraoperative visualization of the area. The tool uses augmented reality to give surgeons an image with details of the kidney anatomy – blood vessels, tumor shape, and size – that they may not be able to see well with other imaging. Intuitive designed Iris to be shared as a teaching tool among surgeons to coordinate approaches to complex cases, for example. It can also be part of the viewing experience during a procedure to enhance information and let surgeons know where critical anatomy sits as they work through a procedure. We are currently only using Iris in pilot studies. We launched our first pilot site in the U.S. in December 2019 and have five pilot sites as of December 31, 2020.

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
In 2020, we introduced our "Extended Use Program," which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses ("Extended Use Instruments") compared to the prior 10 use instruments. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci procedures. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. We introduced Extended Use Instruments in the U.S. in October 2020 and in Europe in November 2020. We expect to introduce Extended Use Instruments in other geographies throughout 2021 and 2022, depending on the timing of regulatory approvals.
Da Vinci Stapling. The EndoWrist Stapler is a wristed, stapling instrument intended for resection, transection, and/or creation of anastomoses. This instrument enables operators to precisely position and fire the stapler. We market four staplers available with the da Vinci X and da Vinci Xi Surgical Systems: the EndoWrist Stapler 30 and 45 and the SureForm 45 and 60, where the numeric designation indicates the length of the staple line. The EndoWrist Stapler 30 is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures. The EndoWrist Stapler 45 is used in general surgery, gynecologic, thoracic, and urologic procedures. The SureForm 45 is intended to deliver particular utility in thoracic procedures. The SureForm 60 is a single-use, fully wristed, stapling instrument intended to deliver particular utility in bariatric procedures. We market five stapler reloads: gray (2.0 mm), white (2.5 mm), blue (3.5 mm), green (4.3 mm), and black (4.6 mm). Not all reloads are available for use on all staplers. Not all staplers or reloads are available in all countries.
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
The E-100 generator is Intuitive's first generator and is offered as an upgrade to power the da Vinci Vessel Sealer Extend and SynchroSeal. SynchroSeal will enable a surgeon to perform rapid, one-step sealing and transection with a single pedal press. SynchroSeal uses advanced bipolar energy from its raised cut electrode to transect tissue and then cool down quickly.
Accessory Products. We sell various accessory products, which are used in conjunction with the da Vinci Surgical Systems as surgical procedures are performed. Accessory products include sterile drapes used to help ensure a sterile field during surgery, vision products, such as replacement 3D stereo endoscopes, camera heads, and light guides, and other items that facilitate use of the da Vinci Surgical Systems.
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

Business Strategy
Our goal aligns with the Quadruple Aim: enabling physicians and hospitals to improve outcomes for their patients, improve their patient’s and the care team’s experience, and lower the total cost to treat per patient episode. Through the use of smart, connected systems, robotic technologies, advanced imaging, and informatics, our objective is to create value for patients, surgeons, and hospitals as summarized below:
Patient Value. We believe that the value of a surgical procedure to a patient can be defined: Patient Value = Procedure Efficacy / Invasiveness. We define procedure efficacy as a measure of the success of the surgery in resolving the underlying disease and invasiveness as a measure of patient pain and disruption of regular activities. When the patient value of a da Vinci procedure is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer that da Vinci surgery, which could potentially result in a local market share shift. Adoption of da Vinci procedures occurs procedure by procedure and market by market and is driven by the relative patient value and the total treatment costs of da Vinci procedures as compared to alternative treatment options for the same disease state or condition. We believe that most patients will place higher value on procedures that are not only more efficacious but also less invasive than alternative treatments. Our goal is to provide products to surgeons who, in turn, provide patients with procedure options that are both highly effective and less invasive than other surgical options.
Surgeon Value. We offer surgeons and their operating room staff training on the technical use of our products. We provide an ergonomic platform for surgeons to perform their procedures. We seek to provide surgeons with reliable and easy-to-use products. The change to cloud-based analytics and routine use of local analytics may help surgeons track their procedures and processes and, with a network-connected smartphone and the MyIntuitive app, surgeons can access and explore their procedure data, such as console time and instrument usage, to gain insights into their program.
Hospital Value. We assist hospitals in building value by offering patient value using da Vinci products, thereby increasing surgical revenue and reducing costs through lower complication rates and reduced lengths of patient stay. We believe robotic-assisted surgery with the da Vinci Surgical System is a cost effective approach to many surgeries as compared to alternative treatment options, as recognized in many published studies. We also offer our Custom Hospital Analytics program, which enables the integration of data sources so that individual health institutions can analyze their data in their own environment. Using this data, administrators, chiefs of surgery, and surgeons can gain alignment around their programs based on their KPIs, determine best practices, assess gaps, and take actionable steps to address any gaps.
Clinical Applications
We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for robotic-assisted surgery with the da Vinci Surgical System and minimally invasive biopsies with the Ion endoluminal system—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value, and hospital value. We currently focus on five surgical specialties: gynecologic surgery, urologic surgery, general surgery, cardiothoracic surgery, and head and neck surgery. Key procedures that we are focused on include da Vinci hysterectomy (“dVH”), da Vinci prostatectomy (“dVP”), da Vinci for hernia repair, da Vinci for colon and rectal procedures, da Vinci for partial nephrectomy, da Vinci for sacrocolpopexy, da Vinci for lobectomy, da Vinci for transoral robotic surgery, and da Vinci for bariatric surgery. We also focus on minimally invasive biopsies in the lung. Representative surgical applications are described below.
Gynecologic Surgery
Hysterectomy. Removal of the uterus is one of the most commonly performed surgeries in gynecology and is performed for a variety of underlying benign and cancerous conditions. Hysterectomies can be performed using open surgery (laparotomy) or MIS techniques, which include vaginal, laparoscopic, and robotic-assisted approaches. Prior to the clearance of the da Vinci Surgical System for use in gynecological procedures in 2005, the majority of hysterectomies performed were open surgeries. We believe that robotic-assisted surgery with the da Vinci Surgical System provides patients the opportunity to receive a minimally invasive treatment as an alternative to an open hysterectomy.
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
General Surgery
Hernia Repair. A hernia occurs when an organ or other tissue squeezes through a weak spot in a surrounding muscle or connective tissue. During a hernia repair surgery, the weakened tissue is secured, and defects are repaired. Common types of hernia are ventral and inguinal. Ventral, or abdominal hernia, may occur through a scar after surgery in the abdomen. Inguinal hernia is a bulge in the groin and is more common in men. Hernia repair can be performed using traditional open surgery or MIS. There is a wide-range of complexity in hernia repair surgeries and varying surgeon opinion regarding optimal surgical approach. The benefits of minimally invasive and robotic-assisted hernia repair surgery vary by patient.
Colorectal Surgery. These procedures typically involve benign or cancerous conditions of the lower digestive system, in particular the rectum or colon. Common procedures in this area include hemicolectomy, sigmoidectomy, low anterior resection, and abdominoperineal resection. Surgeons have reported that the use of robotic-assisted surgery with a da Vinci Surgical System and our latest technologies, such as the EndoWrist Stapler and da Vinci Energy, have enabled them to offer MIS approaches to a broader range of colorectal surgery patients.
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
Cardiothoracic Surgery
Thoracic Surgery. Conventional approaches to surgical procedures in the thorax include both open and video-assisted thoracoscopic approaches. Procedures performed via these methods include pulmonary wedge resection, pulmonary lobectomy, thymectomy, mediastinal mass excision, and esophagectomy. Many thoracic procedures remain open procedures. Surgeons have reported that the use of robotic-assisted surgery with a da Vinci Surgical System in thoracic surgery has enabled them to offer MIS approaches to a broader range of thoracic surgery patients and improved clinical outcomes compared to open and video-assisted thoracic surgery in published single-center, multi-center, and national database clinical studies. Also, we believe the EndoWrist Stapler 30 may have particular utility in thoracic procedures.
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
Head and Neck Surgery
Transoral Surgery. Head and neck cancers are typically treated by either surgical resection or chemo-radiation, or a combination of both. Surgical resection performed by an open approach may require a “jaw-splitting” mandibulotomy. This procedure, while effective in treating cancer, is potentially traumatic and disfiguring to the patient. MIS approaches via the mouth (transoral surgery) are challenged by line-of-sight limitations dictated by conventional endoscopic tools. Chemo-radiation as a primary therapy does allow patients to avoid traumatic surgical incisions; however, literature suggests that this modality diminishes patients’ ability to speak and swallow normally. Surgeons have reported that da Vinci transoral surgery allows them to operate on tumors occurring in the oropharynx (i.e., tonsil and base of tongue) and larynx via the mouth and to overcome some of the line-of-sight limitations of conventional transoral surgery.
Da Vinci Procedure Mix
Our da Vinci procedure business is broadly split into two categories: (1) cancer procedures and (2) procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex, benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions across the spectrum of procedure complexity. Our fully featured da Vinci Xi Surgical System with advanced instruments, including the da Vinci Energy and EndoWrist and SureForm Stapler products, and our Integrated Table Motion product, targets the more complex procedure segment. Our da Vinci X Surgical System is targeted towards price sensitive markets and procedures. Our da Vinci SP Surgical System complements the da Vinci Xi and X Surgical Systems by enabling surgeons to access narrow workspaces.
Clinical Summary
We believe that there are numerous additional applications that can be addressed with the da Vinci Surgical System, and we work closely with our surgeon customers to refine and explore new techniques in which a da Vinci Surgical System may bring value. As of December 31, 2020, we had an installed base of 5,989 da Vinci Surgical Systems, including 3,720 in the U.S., 1,059 in Europe, 894 in Asia, and 316 in the rest of the world. We estimate that surgeons using our technology completed approximately 1,243,000 surgical procedures of various types in hospitals throughout the world during the year ended December 31, 2020.
Additionally, we believe that there are numerous additional applications that can be addressed with the Ion endoluminal system. As of December 31, 2020, we had an installed base of 36 Ion endoluminal systems, all of which are located in the U.S.
Sales and Customer Support
Sales Model
We provide our products through direct sales organizations in the U.S., Europe (excluding Spain, Portugal, Italy, Greece, and most Eastern European countries), China, Japan, South Korea, India, and Taiwan. In January 2019, our Intuitive-Fosun joint venture (referred to herein as the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”) acquired certain assets related to the distribution business of Chindex Medical Limited and its affiliates (“Chindex”), a subsidiary of Fosun Pharma, which has been our distribution partner for da Vinci Surgical Systems in China since 2011, and began direct operations for da Vinci products and services in China. See “Item 7. Management Discussion and Analysis” for further details on the Joint Venture. In the remainder of our markets outside of the U.S. (“OUS”), we provide our products through distributors. During the years ended December 31, 2020, 2019, and 2018, domestic revenue accounted for 68%, 70%, and 71%, respectively, of total revenue, while revenue from our OUS markets accounted for 32%, 30%, and 29%, respectively, of total revenue. As of December 31, 2020, and 2019, 83% and 85% of all long-lived assets were in the U.S., respectively.
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

Our clinical sales team works on site at hospitals, interacting with surgeons or physicians, operating room staff, and hospital administrators to develop and sustain successful robotic-assisted surgery or bronchoscopy programs. They assist the hospital in identifying surgeons or physicians who have an interest in robotic-assisted surgery or bronchoscopy and the potential benefits provided by the da Vinci Surgical System and the Ion endoluminal system. Our clinical sales team provides current clinical information on robotic-assisted surgery or bronchoscopy practices and new product applications to the hospital teams. Our clinical sales team has grown with the expanded installed bases of da Vinci Surgical Systems and Ion endoluminal systems as well as the total number of procedures performed. We expect this organization to continue to grow as our business expands.
Our customers place orders to replenish their supplies of instruments and accessories on a regular basis. Orders received are typically shipped within one business day. New direct customers who purchase a new system typically place an initial stocking order of instruments and accessories soon after they receive their system.
Our business is subject to seasonal fluctuations. Historically, our sales of da Vinci Surgical Systems have tended to be heavier in the fourth quarter and lighter in the first quarter, as hospital budgets are reset. In addition, we have historically experienced lower procedure volume in the first and third quarters and higher procedure volume in the second and fourth quarters. More than half of da Vinci procedures performed are for benign conditions. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer procedures and surgeries for other life-threatening conditions. In the U.S., volumes for procedures associated with benign conditions are typically seasonally higher in the fourth quarter when more patients have met annual deductibles and lower in the first quarter when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods. The timing of procedures and changes in procedure volume impact the timing of instrument and accessory and capital purchases. As a result of factors outlined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic" below, including the past and potential future recommendations of authorities to defer elective procedures, historical procedure patterns have been and may continue to be disrupted.
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
Manufacturing
We manufacture our systems at our facilities in Sunnyvale, California and Durham, North Carolina. We manufacture our instruments at our facilities in Sunnyvale, California and Mexicali, Mexico. We also have manufacturing at multiple sites in Germany.
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

Competition
We face competition in the forms of existing open surgery, conventional MIS, drug therapies, radiation treatment, and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability, as well as educating hospitals, surgeons, and patients on the demonstrated results associated with robotic-assisted surgery using da Vinci Surgical Systems and its value relative to other techniques. We also face competition from several companies that have introduced or are developing new approaches and products for the MIS market. We believe that the entrance or emergence of competition validates MIS and robotic-assisted surgery.
Moreover, as we add new robotically controlled products (e.g., da Vinci Stapling and da Vinci Energy) that compete with product offerings traditionally within the domains of open surgery and/or conventional MIS, we face greater competition from larger and well established companies, such as Ethicon Endo-Surgery, Inc. and Medtronic plc.
The companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field, include, but are not limited to: avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson (including their wholly owned subsidiaries Auris Health, Inc. and Verb Surgical Inc.); Medicaroid, Inc.; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; MicroPort Scientific Corporation; Olympus Corporation; Samsung Group; Shandong Weigao Group Medical Polymer Company Ltd.; Smart Robot Technology Group Co. Ltd.; Titan Medical Inc.; and TransEnterix, Inc. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our revenues may be adversely impacted as our competitors announce their intent to enter our markets and as our customers anticipate the availability of competing products.
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
As of December 31, 2020, we held ownership or exclusive field-of-use licenses for more than 4,000 U.S. and foreign patents and have filed more than 2,000 U.S. and foreign patent applications. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology.
Patents are granted for finite terms. Upon expiration, the inventions claimed in a patent enter the public domain.
Government Regulation
Our products and operations are subject to regulation by the FDA, the State of California, and countries or regions in which we market our products. In addition, our products must meet the requirements of a large and growing body of international standards, which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use, and disposal of our products. We must continually keep abreast of these standards and requirements and integrate our compliance into the development and regulatory documentation for our products. Failure to meet these standards could limit our ability to market our products in those regions that require compliance to such standards. Examples of standards to which we are subject include electrical safety standards, such as those of the International Electrotechnical Commission (e.g., IEC 60601-ss series of standards), and composition standards, such as the Reduction of Hazardous Substances (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) Directives.
U.S. Regulation
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
Class II medical devices are those which are subject to general controls, and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification process. Unless a Class II medical device is exempt from a premarket review, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” in intended use and technology to a “predicate device” that is either:
•a device that has grandfather marketing status, because it was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted; or
•a device that has previously been cleared through the 510(k) process.
If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA has a statutory 90-day period to respond to a 510(k) submission, or a guidance-based 30-day period for “special” 510(k) submissions, which have a more restrictive scope and generally involve more specific or very limited changes to a legally marketed device. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance. Although unlikely for the types of products marketed by us, the FDA may classify the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous pre-market approval (“PMA”) requirements. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by data, typically including data from preclinical studies and human clinical trials. The FDA, by statute and regulation, has 180 days to review a PMA application, although the review more often occurs over a significantly longer period of time, and can take up to several years. In approving a PMA application or clearing a 510(k) submission, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and make periodic reports to the FDA on the clinical status of those patients.
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
Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals will include increased requirements for clinical data and a longer review period and make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FFDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.
More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.
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
For example, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory approval to be sold in Japan. We obtained approval from the Japanese Ministry of Health, Labor, and

Welfare (“MHLW”) for our da Vinci Si Surgical System in October 2012, for our da Vinci Xi Surgical System in March 2015, and for our da Vinci X Surgical System in April 2018. National reimbursement status in Japan was received for dVP procedures in April 2012 and for da Vinci partial nephrectomy procedures in April 2016. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. An additional 7 procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedures. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursements for additional procedures, then the demand for our products in Japan could be limited. The process of reimbursement for new da Vinci surgical procedures in Japan is led by the surgical societies. The societies submit for reimbursement or incremental reimbursement to the MHLW for their evaluation. The decision to reimburse requires in-country clinical data and is fixed in April of even-numbered years.
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
In May 2017, the Medical Device Regulation was implemented to replace the Medical Device Directive (93/42/EEC) as amended. The Medical Device Regulation ((EU) 2017/745) comes into force on May 26, 2021, and imposes stricter requirements for the marketing and sale of medical devices and grants Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.
Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Certain countries, such as China and South Korea, have their own regulatory agencies. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products may negatively impact our ability to generate revenue and harm our business. Our system sales into China are also dependent on obtaining importation authorizations and provincial approvals, as well as hospitals completing a tender process under the authorization. In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. Sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals. In addition, local regulations may apply, which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and, in general, are increasing in complexity, and in the scope and degree of documentation and testing required. There can be no assurance that the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use, and service as well as the removal and disposal of medical devices in the regions in which we operate and market our products. Failure to comply with any of these regulations could result in sanctions or fines and could prevent us from marketing our products in these regions.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020, through December 31, 2020. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 and are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures.
There have also been judicial and congressional challenges to certain aspects of the PPACA, as well as efforts by the U.S. administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. Since January 2017, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. Legislation to appropriate funds for CSR payments has been introduced in Congress, but the future of such legislation is uncertain. In addition, CMS finalized regulations that, effective beginning with the 2020 plan year, give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces.
As a result of the Tax Cuts and Jobs Act (“2017 Tax Act”) enacted on December 22, 2017, the PPACA’s individual mandate penalty for not having health insurance coverage was eliminated starting in 2019. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA and, therefore, because it was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The Fifth Court of Appeals affirmed the district court's ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the Affordable Care Act. The Supreme Court of the United States granted certiorari on March 2, 2020 and held oral arguments on November 10, 2020. The case is expected to be decided by mid-2021. It is unclear how this decision, subsequent pending appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Although the majority of these measures have not been enacted by Congress to date, Congress may continue to consider other legislation to repeal or repeal and replace elements of the PPACA. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations.

Human Capital
The future success of our company depends on our ability to attract, retain, and further develop top talent. To facilitate talent attraction, retention, and development, we strive to make Intuitive an inclusive, diverse, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and wellness programs as well as by programs that build connections between our employees and the communities in which they live and work.
At December 31, 2020, we had approximately 8,081 full-time employees, 1,111 of whom were engaged directly in research and development, 3,559 in manufacturing and service, and 3,411 in marketing, sales and administrative activities. During 2020, the number of employees increased by approximately 755. Our employees are based in 27 different countries around the world. Our global workforce consists of diverse, highly skilled talent at all levels. During 2020, our turnover rate was less than 6.5%.
Inclusion and Diversity
We strive to foster a culture where mutual respect, inclusive behavior, and dignity are core to our individual expectations. Since our founding, we have remained committed to fostering an inclusive environment in which our differing backgrounds, life experiences, and perspectives join to positively impact the communities in which we live and serve.
We continue to build a culture where the best idea wins and our doors and minds are always open. We do this by leading with inclusion and empowering everyone to do their best work as their most authentic selves—regardless of race, color, national origin, religion, sex, sexual orientation, gender identity and expression, age, disability, or military service status. We are united by our collective purpose and common set of organizational values that are core to our mission and culture.
We support the growth and expansion of our employee resource groups (ERGs), which foster an inclusive culture and sense of belonging for our employees. Our ERGs provide a point of connection for employees who share common community attributes and want to engage, learn, communicate, and participate in advancing our inclusion and diversity objectives. Our ERGs include the Women Intuitive Network, Intuitive Pan-Asian Community, BLACK at Intuitive, Diverse Abilities, PRIDE, and VETS. In 2020, our ERGs grew from three to 10 companywide. These employee-volunteer-led groups focus on four key impact areas including recruitment, employee development, community building, and business development. ERGs also provided ideas and insight to senior management and various departments by serving as sources of employee feedback on important aspects of our business, such as talent acquisition and retention, accessibility accommodations, and operational challenge solutions.
From a governance perspective, maintaining a mix of backgrounds and experience in our board composition is essential to understanding and reflecting the needs of our diverse stakeholders. Currently, three of our 10 board members are women, one of our board members identifies as Hispanic, and one of our board members identifies as Middle Eastern.
Health, Safety, and Wellness
The health, safety, and wellness of our employees is a priority in which we have always invested, and will continue to do so. These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 in light of COVID-19. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. Additionally, we provide programs to help support employee physical and mental health by providing tools and resources to help them improve or maintain their health status, encourage engagement in healthy behaviors, and offer choices where possible so they are customized to meet their needs and the needs of their families.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. A number of employees critical to maintaining our essential engineering, manufacturing, repair, and logistics functions have continued to work from Intuitive locations globally. To protect and support our essential team members, we have implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment (PPE), and instituting mandatory screening before accessing buildings. We created subteam groups, keeping the same manufacturing teams working together to facilitate contact tracing and minimize potential staffing risk.

Compensation and Benefits
We provide compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, which vary by country and region, include annual bonuses, stock awards, an Employee Stock Purchase Plan, 401(k) and pension plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and flexible work schedules, among many others. As a response to the COVID-19 pandemic, we implemented modifications to our compensation program, including paying a portion of 2020 bonuses mid-year to help staff cover unforeseen pandemic-related expenses. We also offered premium pay and a subsidized lunch program.
Ensuring fair and equitable pay is integral to our commitment to our employees. Our executive team and Board of Directors strongly support this commitment. We conduct pay equity reviews annually to help us understand whether our compensation structure is appropriate and to identify what improvements can be made. In addition, we utilize a robust inspection process with an independent consulting firm for gender and ethnicity hiring, promotion, and wage equity to determine whether any statistically significant pay differences exist between women and men and between minorities and non-minorities. If pay disparities are identified, we conduct further evaluation to determine whether remedial adjustments are appropriate. In addition, employees can raise issues regarding pay equity with their manager, their human resources partner, or confidentially through our anonymous reporting helpline.
Talent Development
We value our employees and the passion, commitment, and professional depth they provide. To enhance employee retention and job satisfaction, we offer ongoing learning and leadership training opportunities that support growth.
With a commitment to achieving diverse representation within our leadership ranks that reflects the diversity that we see in our overall employee base, we increased our leadership development efforts in 2020 by reinforcing development around our People Leader Success Model. Leadership development focuses on people-leader effectiveness, cultural continuity, and organizational effectiveness, so that leaders at all levels have the capabilities and knowledge that they and their teams need to succeed.
Our Global Talent Management team transitioned much of our leadership training from in-person sessions to remote learning with the emergence of COVID-19 in 2020. Our scaled learning platform of on-demand and virtual classroom learning eliminates travel and allows employees worldwide to access development at their convenience.
We have robust annual global performance review processes for reviewing all employees’ performance and pay. To support our managers, we train them on conducting effective performance reviews and making compensation recommendations, which take into consideration market pay data and performance, as well as experience in an employee’s respective role.
Community Programs and Our COVID-19 Response
We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. Through our engagement programs, our employees can pursue their interests and hobbies, connect to volunteering and giving opportunities, and enjoy unique recreational experiences with family members.
The Intuitive Foundation is a nonprofit organization established and funded by Intuitive in 2018. Since its founding, the Intuitive Foundation has been dedicated to promoting health, advancing education, and reducing human suffering. The Foundation supports outreach programs financially while we provide the volunteers and mentors from within our company. Since its inception, we have contributed $55 million to the Intuitive Foundation to fulfill its mission.
The events of 2020 inspired Intuitive employees to further support the Foundation’s work on several key initiatives. The Foundation’s multifaceted response to the COVID-19 pandemic was a major focus in 2020. From the first days of the pandemic, Intuitive and the Intuitive Foundation engaged within the communities in which we live and work. We converted some of our manufacturing lines to produce PPE, donating more than a million face shields globally through the Intuitive Foundation. Employees and their families sewed facemasks and volunteered in their communities. Our engineers helped design and implement updates to ventilators that made them easier to produce. Some of our medically trained employees volunteered as healthcare workers on the front lines. Lastly, Intuitive and the Intuitive Foundation, along with many employees, contributed financially to support COVID-19 relief.
We encourage you to review the "Talent and workplace experience" and "Creating stronger communities" section of our Sustainability Report 2020 (located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Sustainability Report 2020 or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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
We operate our business as one segment, as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2020, 2019, and 2018 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our corporate headquarters located at 1020 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitive.com.

ITEM 1A.     RISK FACTORS
You should consider each of the following risk factors, which could materially affect our business, financial position, or future results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks.
RISK FACTORS SUMMARY
SUMMARY OF RISKS RELATING TO OUR BUSINESS
•Because our markets are highly competitive, customers may choose to purchase our competitors’ products or services or may not accept da Vinci robotic-assisted surgery, which would result in reduced revenue and loss of market share.
•If our products do not achieve market acceptance, we will not be able to generate the revenue necessary to support our business.
•Public health crises or epidemic diseases, or the perception of their effects, have had and could continue to have a material adverse effect on our business and results of operations.
•If institutions or surgeons are unable to obtain coverage and reimbursement from third-party payors for procedures using our products, or if reimbursement is insufficient to cover the costs of purchasing our products, we may be unable to generate sufficient sales to support our business.
•If defects occur in our products, we may incur additional unforeseen costs, hospitals may not purchase our products, and our reputation may suffer.
•We are subject to product liability and negligence claims relating to the use of our products and other legal proceedings that could materially adversely affect our financial condition, divert management’s attention, and harm our business.
•We are subject to significant, uninsured liabilities.
•Negative publicity, whether accurate or inaccurate, concerning our products or our company could reduce market acceptance of our products and could result in decreased product demand and a decline in revenues.
•If we lose key personnel or are unable to attract and retain additional personnel, our ability to compete will be harmed.
•Our reliance on sole and single source suppliers could harm our ability to meet demand for our products in a timely manner or within budget.
•We experience long and variable capital sales cycles and seasonality in our business, which may cause fluctuations in our financial results.
•New product developments and introductions may adversely impact our financial results.
•We are subject to a variety of risks due to our operations outside of the U.S.
•Disruption of critical information systems or material breaches in the security of our systems could harm our business, customer relations, and financial condition.
•Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and other matters relating to information collection.
•If we fail to successfully acquire or integrate new businesses, products, and technology, we may not realize expected benefits or our business may be harmed.
•If we do not successfully manage our collaboration arrangements, licensing arrangements, joint ventures, strategic alliances, or partnerships with third parties, we may not realize the expected benefits from such alliances, which may have a material adverse effect on our business, financial condition, results of operations, or cash flows.
•Our customers may use unauthorized or unapproved instruments and accessories, which would result in reduced revenue and loss of market share.
•We expect gross profit margins to vary over time, and changes in our gross profit margins could adversely affect our financial condition or results of operations.
•We utilize distributors for a portion of our sales, which subjects us to a number of risks that could harm our business.
•We offer alternative capital acquisition approaches. As a result, we are exposed to the credit risk of some of our customers and the risk of losses of revenue, which could result in material losses.

•We are exposed to credit risk and fluctuations in the market value of our investments.
•We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
•We may encounter manufacturing problems or delays that could result in lost revenue.
•Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent products from being developed, approved, or commercialized in a timely manner or at all, which may adversely affect our business.
•Continued consolidation in the healthcare industry could have an adverse effect on our sales and results of operations.
•Economic conditions could have a material adverse effect on our company.
•Natural disasters or other events beyond our control could disrupt our business and result in loss of revenue or higher expenses.
•Changes in our effective tax rate may impact our results of operations.
•We use estimates, make judgments, and apply certain methods in determining our financial results and in measuring the progress of our business. As these estimates, judgments, and methods change, our results of operations and our assessment of the progress of our business could vary.
SUMMARY OF RISKS RELATING TO OUR REGULATORY ENVIRONMENT
•Complying with FDA regulations is a complex process, and our failure to comply fully could subject us to significant enforcement actions.
•Our products are subject to a lengthy and uncertain domestic regulatory review process. If we do not obtain and maintain the necessary domestic regulatory authorizations, we will not be able to sell our products in the U.S.
•If our manufacturing facilities do not continue to meet federal, state, or other manufacturing standards, we may be required to temporarily cease all of our manufacturing operations, import/export of our products, and/or recall some products, which would result in significant product delivery delays and lost revenue.
•Our products are subject to international regulatory processes and approval requirements. If we do not obtain and maintain the necessary international regulatory approvals, we will not be able to sell our products in foreign countries.
•Changes in healthcare legislation and policy may have a material adverse effect on our financial condition and results of operations.
•We are subject to federal, state, and foreign laws governing our business practices, which, if violated, could result in substantial penalties. Additionally, challenges to, or investigation into, our practices could cause adverse publicity and be costly to respond to and, thus, could harm our business.
•If hospitals and other surgery facilities do not continue to meet federal, state, or other regulatory standards, they may be required to temporarily cease all or part of their da Vinci utilization.
SUMMARY OF RISKS RELATING TO OUR INTELLECTUAL PROPERTY
•If we are unable to fully protect and successfully defend our intellectual property from use by third parties, our ability to compete in the market will be harmed.
•Others may be successful in asserting that our products infringe their intellectual property rights, which may cause us to pay substantial damages and/or enjoin us from commercializing our products.
•Our products rely on licenses from third parties, which may not be available to us on commercially reasonable terms or at all. If we lose access to these technologies, our revenues could decline.
SUMMARY OF GENERAL RISKS
•Our future operating results may be below securities analysts' or investors' expectations, which could cause our stock price to decline.
•Our stock price has been, and will likely continue to be volatile.
•Changes to financial accounting standards may affect our reported results of operations.

RISKS RELATING TO OUR BUSINESS
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
Additionally, we face or expect to face competition from companies that develop or have developed wristed, robotic-assisted, or computer-assisted surgical systems and products. Companies have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson (including their wholly-owned subsidiaries Auris Health, Inc. and Verb Surgical Inc.); Medicaroid, Inc.; Medrobotics Corporation; Medtronic plc; MicroPort Scientific Corporation; Olympus Corporation; Samsung Group; Shandong Weigao Group Medical Polymer Company Ltd.; Smart Robot Technology Group Co. Ltd.; Titan Medical Inc.; and TransEnterix, Inc. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become competitors. Our revenues may be reduced due to pricing pressure or eliminated if our competitors develop and market products that are more effective or less expensive than our products. If we are unable to compete successfully, our revenues will suffer, which could have a material adverse effect on our business, financial condition, result of operations, or cash flows. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.
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

PUBLIC HEALTH CRISES OR EPIDEMIC DISEASES, OR THE PERCEPTION OF THEIR EFFECTS, HAVE HAD AND COULD CONTINUE TO HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.
Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers have delayed, cancelled, or redirected and, in the future, may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as a result of the global COVID-19 pandemic, in the first half of 2020, we experienced a significant decline in procedure volume in the U.S. and Western Europe, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, U.S. and global public health bodies have, at times, recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and the number of da Vinci procedures performed. Also, we may experience delays in obtaining new product approvals or clearances from the FDA or delays in recruiting patients for clinical trials needed for new product approvals.
As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel as well as distribute and service our products, temporary closures of our facilities and the facilities of our suppliers and their contract manufacturers, and a reduction in access to our customers due to diverted resources and priorities and the business hours of hospitals, as governments institute prolonged shelter-in-place and/or self-quarantine mandates. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which has instituted risk reduction orders applicable to our employees in that region, significantly impacting the ability of our employees to get to their places of work to produce products and hampering our products from moving through the supply chain. These unprecedented measures to slow the spread of the virus taken by local governments and healthcare authorities globally, including the deferral of elective medical procedures and social distancing measures, have had, and will continue to have, a significant negative impact on our operations and financial results.
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
Outbreaks of other epidemic, pandemic, or contagious diseases, such as, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could also divert medical resources and priorities towards the treatment of that disease. An outbreak of other contagious diseases could negatively affect hospital admission rates or disrupt our business similar to the impact of the COVID-19 pandemic highlighted above. Any of these outbreaks could negatively impact the number of da Vinci procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
IF INSTITUTIONS OR SURGEONS ARE UNABLE TO OBTAIN COVERAGE AND REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.
In the U.S., hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid, other government programs, and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In addition, to the extent that there is a shift from an inpatient setting to outpatient settings, we may experience pricing pressure and a reduction in the number of procedures performed. Our success in OUS markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored healthcare payment systems and third-party payors. Reimbursement practices vary significantly by country. Many OUS markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, healthcare cost containment efforts similar to those in the U.S. are prevalent in many of the other countries in which we intend to sell our products, and these efforts are expected to continue. Please see our risk factor below titled “Changes in Healthcare Legislation and Policy May Have a Material Adverse Effect on Our Financial Condition and Results of Operations” for additional risks related to the ability of institutions or surgeons to obtain reimbursements.
IF DEFECTS OCCUR IN OUR PRODUCTS, WE MAY INCUR ADDITIONAL UNFORESEEN COSTS, HOSPITALS MAY NOT PURCHASE OUR PRODUCTS, AND OUR REPUTATION MAY SUFFER.
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
WE ARE SUBJECT TO SIGNIFICANT, UNINSURED LIABILITIES.
For certain risks, we do not maintain insurance coverage because of cost and/or availability. For example, we self-insure our product liability risks, and we indemnify our directors and officers for third-party claims and do not carry insurance to cover that indemnity or the related underlying losses. We also do not carry, among other types of coverage, earthquake and cyber insurance. In addition, in the future, we may not continue to maintain certain existing insurance coverage or adequate levels of coverage. Premiums for many types of insurance have increased significantly in recent years and, depending on market conditions and our circumstances, in the future, certain types of insurance, such as directors’ and officers’ insurance, may not be available on acceptable terms or at all. Because we retain some portion of our insurable risks and, in some cases, we are entirely self-insured, unforeseen or catastrophic losses in excess of insurance coverage could require us to pay substantial amounts, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.
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
WE ARE SUBJECT TO A VARIETY OF RISKS DUE TO OUR OPERATIONS OUTSIDE OF THE U.S.
We manufacture, perform research and development activities, and distribute our products in OUS markets. Revenue from OUS markets accounted for approximately 32%, 30%, and 29% of our revenue for the years ended December 31, 2020, 2019, and 2018, respectively. Our OUS operations are, and will continue to be, subject to a number of risks including:
•failure to obtain or maintain the same degree of protection against infringement of our intellectual property rights as we have in the U.S.;
•multiple OUS regulatory requirements that are subject to change and that could impact our ability to manufacture and sell our products;
•changes in tariffs, trade barriers, and regulatory requirements;
•protectionist laws, policies, and business practices that favor local competitors or lead to non-U.S. customers favoring domestic technology solutions, which could slow our growth in OUS markets;
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
•anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act ("FCPA"), and other local laws prohibiting corrupt payments to governmental officials;
•antitrust and anti-competition laws;
•economic weakness, including inflation, or political instability in particular foreign economies and markets; and
•business interruptions due to natural disasters, outbreak of disease, and other events beyond our control.
We have increased, and will continue to increase, our operations in China. There is inherent risk, based on the complex relationships between China and the U.S., that political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, and export restrictions. Any of these events could reduce customer demand, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers' and suppliers' businesses and results of operations.
For example, in 2020, the U.S. government amended the Entity List rules to expand the requirement to obtain a license prior to the export of certain technologies. In addition, in 2020, a new U.S. regulation seeks to prohibit the U.S. government from contracting with companies who use the products or services of certain Chinese companies. We believe that these regulations do not materially impact our business at this time but cannot predict the impact that additional regulatory changes may have on our business in the future. These actions or similar actions may result in policies and regulations in response that could adversely affect our business operations in China, or may otherwise limit our ability to offer our products and services in China and other parts of the world.
Following a national referendum and enactment of legislation by the government of the United Kingdom (the “UK”), the UK formally withdrew from the European Union (the “EU”) and ratified a trade and cooperation agreement governing its future relationship with the EU. The agreement, which is being applied provisionally from January 1, 2021, until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework, including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the EU, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and our business would likely be impacted and the demand for our products could be depressed.
In addition, the U.S. federal government has made changes to U.S. trade policy, including entering into a successor to the North American Free Trade Agreement ("NAFTA"), known as the United States-Mexico-Canada Agreement ("USMCA"), effective as of July 1, 2020. In addition, the U.S. federal government has implemented, or is considering the imposition of, tariffs on certain foreign goods. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services in our OUS markets. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services.
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
California recently passed the California Consumer Privacy Act (the “CCPA”), which is considered by many to be the most far-reaching data privacy law introduced in the US to date and which introduces new compliance burdens on many organizations doing business in California who collect Personal Information about California residents. The CCPA’s definition of Personal Information is very broad and specifically includes biometric information. The CCPA took effect in 2020 and will allow for significant fines by the state attorney general, as well as a private right of action from individuals in relation to certain security breaches. The enactment of the CCPA is prompting a wave of similar legislative developments in other US states and creating the potential for a patchwork of overlapping but different state laws. These developments are increasing our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of Personal Information from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (the "CJEU") invalidated the EU-US Privacy Shield Framework ("Privacy Shield") under which Personal Information could be transferred from the EU to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of EU-specified standard contractual clauses (a form of contract approved by the EU commission as an adequate Personal Information transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself.
We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. (including having previously relied on Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for Personal Information. As supervisory authorities issue further guidance on Personal Information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are unable to transfer Personal Information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.
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
Integrating an acquisition can also be expensive and time-consuming and may strain our resources. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies or the acquired company’s customers, suppliers, distributors, or other partners for a variety of reasons, including that these entities may be our competitors or may have close relationships with our competitors. In 2019, we acquired certain assets and operations from Schölly Fiberoptic GmbH, a supplier of endoscopes and other visualization equipment and, in 2020, we acquired Orpheus Medical Ltd. and its wholly-owned subsidiaries (“Orpheus Medical”) to deepen and expand our integrated informatics platform. The integration of these acquisitions involves complex operations across different geographic locations and new products, distribution networks, and legal jurisdictions. Therefore, we cannot assure you that we can successfully integrate either or both of these acquisitions or realize the expected benefits from these acquisitions. Failure to successfully integrate our acquisitions may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
There can be no assurance that we will realize a return on our strategic investments. Further, if we acquire privately held companies, valuations of such companies are inherently complex due to the lack of readily available market data. If we determine that our investments in privately held companies have experienced a decline in value, we may be required to record impairments, which could be material and have an adverse effect on our results of operations.
These alliances may also involve significant expense and divert the focus and attention of our management and other key personnel. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, or disrupt our ordinary business activities. Such arrangements may also expose us to numerous known and unknown risks, including unique risks with respect to the economic, political, and regulatory environment of any foreign entities with whom we partner, including Fosun Pharma. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES, WHICH SUBJECTS US TO A NUMBER OF RISKS THAT COULD HARM OUR BUSINESS.
We have strategic relationships with a number of key distributors for sales and service of our products in certain foreign countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to sell or service our products in the markets serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Please see our risk factor below titled “We Are Subject to Product Liability and Negligence Claims Relating to the Use of Our Products and Other Legal Proceedings That Could Materially Adversely Affect Our Financial Condition, Divert Management’s Attention, and Harm Our Business.” Our distributors may affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if a distributor holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance in such cases.
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
Our Intuitive Ventures fund plans to invest in early-stage companies, which involve substantial risks and uncertainties. These risks and uncertainties include, among other things, uncertainties inherent in research and development; uncertainties regarding the ability of Intuitive Ventures to identify investment candidates; uncertainties regarding the success of Intuitive Ventures’ investments; uncertainties and variables inherent in the operating and financial performance in investments made, including, among other things, competitive developments and general economic, political, business, industry, regulatory and market conditions; future exchange and interest rates; and changes in tax and other laws, regulations, rates and policies.
While we have not realized any significant losses on our cash equivalents, marketable securities, or other investments, future fluctuations in their value could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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
If demand for our products exceeds our manufacturing capacity, we could develop a substantial backlog of customer orders. If we are unable to develop or maintain larger-scale manufacturing capabilities, our ability to generate revenues will be limited and our reputation in the marketplace could be damaged, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
DISRUPTIONS AT THE FDA AND OTHER GOVERNMENT AGENCIES CAUSED BY FUNDING SHORTAGES OR GLOBAL HEALTH CONCERNS COULD HINDER THEIR ABILITY TO HIRE, RETAIN, OR DEPLOY KEY LEADERSHIP AND OTHER PERSONNEL, OR OTHERWISE PREVENT PRODUCTS FROM BEING DEVELOPED, APPROVED, OR COMMERCIALIZED IN A TIMELY MANNER OR AT ALL, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.
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
In addition, the ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including a prolonged government shutdown, may cause significant regulatory delays and, therefore, delay our efforts to seek clearances or approvals from the FDA and adversely affect business travel and import and export of products, all of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020 and, subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
CONTINUED CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD HAVE AN ADVERSE EFFECT ON OUR SALES AND RESULTS OF OPERATIONS.
The healthcare industry has been consolidating, and organizations continue to consolidate purchasing decisions for many of our healthcare provider customers. Numerous initiatives and reforms by legislators, regulators, and third-party payers to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. As the healthcare industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures and decreased average selling prices. We expect that market demand, government regulation, third-party payor coverage and reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further consolidation, which may exert further downward pressure on prices of our products and services and may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
In addition, our business is closely tied to the overall U.S. healthcare system, relating to which there are concerns and uncertainties as a result of efforts made by the U.S. federal government to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. In addition, the U.S. federal government has called for, or enacted, substantial changes to trade, fiscal, and tax policies, which may include changes to existing trade agreements including, but not limited to, the replacement of NAFTA by the USMCA (effective July 1, 2020), that may have a significant impact on our operations. We cannot predict the impact, if any, that these changes could have on our business.
If economic conditions worsen or new legislation is passed related to the healthcare system or trade, fiscal, or tax policies, customer demand may not materialize to the levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
NATURAL DISASTERS OR OTHER EVENTS BEYOND OUR CONTROL COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR HIGHER EXPENSES.
Natural disasters, terrorist activities, and other business disruptions including, but not limited to, internet security threats and violence motivated by political or social causes, could seriously harm our revenue and financial condition and increase our costs and expenses. For example, the March 2011 earthquake and tsunami in Japan and their aftermath created economic uncertainty and disrupted economic activities in Japan, including a reduction in hospital spending. Moreover, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which has experienced both severe earthquakes and other natural disasters in the past and is vulnerable to climate change effects. For example, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. This danger has the potential to impact our employees' abilities to commute to work or to work from home and stay connected effectively during the COVID-19 pandemic. We do not have multiple-site capacity for all of our operations in the event of a business disruption. Furthermore, parties in our supply chain and our customers are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster in any of our major markets, or an unanticipated business disruption caused, for example, by internet security threats, damage to global communication networks, or similar events, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
RISKS RELATING TO OUR REGULATORY ENVIRONMENT
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

•adequate use of the Corrective and Preventive Actions process to identify and correct or prevent significant, systemic failures of products or processes or in trends which suggest the same; and
•the reporting of Corrections and Removals, which requires that manufacturers report to the FDA recalls and field corrective actions taken to reduce a risk to health or to remedy a violation of the Federal Food Drug and Cosmetic Act (“FFDCA”) that may pose a risk to health.
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
More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.
We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation, administrative, or executive action. For example, the results of the 2020 election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these requirements will be implemented and whether or how they will be rescinded or replaced under the Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulation of our products. If executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
OUR PRODUCTS ARE SUBJECT TO INTERNATIONAL REGULATORY PROCESSES AND APPROVAL REQUIREMENTS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS, WE WILL NOT BE ABLE TO SELL OUR PRODUCTS IN FOREIGN COUNTRIES.
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
In May 2017, the EU Medical Device Regulation was implemented to replace the Medical Device Directive (93/42/EEC), as amended. The Medical Device Regulation ((EU) 2017/745) comes into force on May 26, 2021, and imposes stricter requirements for the marketing and sale of medical devices and grants Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification, or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations. Further, Switzerland, which is the country from which we import our products into the EU and where our EU regulatory team is based, has not yet entered into a Mutual Recognition Agreement with the EU that covers the Medical Device Regulation and allows medical devices to move freely between Switzerland and the EU. Therefore, we may be required to adjust the manner in which we bring our products into the EU market. Any such adjustments could cause temporary disruptions in and have adverse financial implications to our business in Europe.
To date, we received approvals from the Japanese Ministry of Health, Labor and Welfare (“MHLW”) for our da Vinci S, Si, Xi, and X Surgical Systems and various associated instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or indications; however, there can be no assurance that such approvals will be granted. In addition, because not all of our instruments have received product approvals and reimbursement is an additional process to generate market acceptance, it is possible that procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. In April 2012 and April 2016, we have received reimbursement approval for prostatectomy and partial nephrectomy, respectively. An additional 12 procedures were granted reimbursement for Japan in April 2018, including gastrectomy, anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. An additional 7 procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedures. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data and which are considered for reimbursed status in April of even-numbered years. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan.
Our capital sales in China are subject to importation authorizations and purchasing tender processes. In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. Future system sales and our ability to grow future procedure volumes are dependent on the completion of these purchasing tender authorizations. The timing and magnitude of these future authorizations, which may determine our system placements in future years, is not certain, and we expect to continue to experience variability in the timing of capital sales in China.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA as well as efforts by the Trump administration to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. Since January 2017, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (“CSR”) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. Legislation to appropriate funds for CSR payments has been introduced in Congress, but the future of such legislation is uncertain. In addition, CMS finalized regulations that, effective beginning with the 2020 plan year, give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces.
Because of the 2017 Tax Act, the PPACA’s individual mandate penalty for not having health insurance coverage was eliminated starting in 2019. It is unclear what impact the elimination of the individual mandate penalty will have on our business, financial condition, results of operations, or cash flows. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA and, therefore, because it was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The Fifth Circuit Court of Appeals affirmed the district court's ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the Affordable Care Act. The Supreme Court of the United States granted certiorari on March 2, 2020, and held oral arguments on November 10, 2020. The case is expected to be decided by mid-2021. It is unclear how this decision, subsequent pending appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although the majority of these measures have not been enacted by Congress to date, Congress may continue to consider other legislation to repeal or repeal and replace elements of the PPACA.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030, unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020, through December 31, 2020. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. MACRA repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019, which are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. It is unclear what impact new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations, or cash flows. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures.
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
The federal Anti-Kickback Statute and similar state laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, prohibit payments or other remuneration that could be considered to induce hospitals, physicians, or other potential purchasers of our products either to refer patients or to purchase, lease, order, or arrange for or recommend the purchase, lease, or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid and any other third-party payor programs. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it.
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
These laws may affect our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements that we may have with hospitals, physicians, or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, speaker, education, and training programs, physician consulting, and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances. Violating anti-kickback laws and false claims laws can result in civil and criminal fines and penalties, which can be substantial and include monetary damages and penalties, imprisonment, and exclusion from government healthcare programs for non-compliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to defend and, thus, could harm our business and results of operations.
The federal Physicians Payments Sunshine Act imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians (including family members), certain other healthcare providers, and teaching hospitals. Such information must be made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any ownership or investment interests held by physicians and their immediate family members, as well as any transfers of value made to such physician owners and investors, during the preceding calendar year. Additionally, on October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives (with reporting requirements going into effect in 2022 for payments made in 2021). Failure to submit required information may result in civil monetary penalties for all payments, transfers of value, or ownership or investment interests not reported in an annual submission. Device manufacturers are required to submit reports to CMS by the 90th day of each calendar year.
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
Compliance with complex foreign and U.S. laws and regulations that apply to our OUS operations increases our cost of doing business in foreign jurisdictions and could expose us or our employees to fines and penalties in the U.S. and/or abroad. These numerous, and sometimes conflicting, laws and regulations include U.S. laws, such as the FCPA, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
We cannot be certain that a court or administrative body would agree with any arguments or defenses that we may have concerning invalidity, unenforceability, or non-infringement of any third-party patent. In addition, other parties may have filed or will file patent applications covering products that are similar to or identical to ours. We cannot be certain that patents issuing from our own patent applications covering our products will have a priority date over any patents issuing from applications filed by a third party.
The medical device industry has experienced extensive intellectual property litigation and administrative proceedings. If third parties assert infringement claims or institute administrative proceedings against us, our technical and management personnel will need to spend significant time and effort, and we will incur large expenses in defending against these attacks. We cannot be certain that we will prevail in defending against infringement, validity, or enforceability claims against us. If plaintiffs in patent administrative proceedings are successful, our patent portfolio may be adversely affected. If plaintiffs in any patent action are successful, we may be enjoined from selling or importing our products, we may have to pay substantial damages, including treble damages, or we may be required to obtain a license that requires us to pay substantial royalties or relocate our manufacturing facilities. In addition, any public announcements related to litigation or administrative proceedings initiated or threatened against us could cause our stock price to decline.
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
GENERAL RISK FACTORS
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
OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.
The market price of our common stock has experienced fluctuations and may fluctuate significantly in the future. For example, during 2018, it reached a high of $574.74 and a low of $375.25; during 2019, it reached a high of $598.81 and a low of $450.24; and during 2020, it reached a high of $818.10 and a low of $367.75. Our stock price can fluctuate for a number of reasons, including:
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2020, we own approximately 1.2 million square feet of space on 98 acres of land in Sunnyvale, California, where we house our principal headquarters, research and development, service, and support functions, and certain of our manufacturing operations.
Outside of Sunnyvale, California, we own facilities in other U.S. locations that are used for sales, training, engineering, and administrative functions as well as manufacturing. We also lease approximately 620,000 square feet of space for certain engineering, warehousing, and support functions at various locations in the U.S. Outside of the U.S., we own properties in Mexicali, Mexico, primarily for manufacturing operations, and Aubonne, Switzerland, primarily for our international headquarters. In China, our Joint Venture leases facilities for research and development, manufacturing, and sales operations. In Germany, we own and lease facilities for manufacturing operations, as we integrate and build out operations of our acquisition of certain assets and operations from Schölly Fiberoptic GmbH. In Israel, we lease facilities, including space for the operations of our recent acquisition of Orpheus Medical. In addition, we lease various international facilities for sales and other operations.
ITEM 3.    LEGAL PROCEEDINGS
The information included in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK
Our common stock is traded on The Nasdaq Global Select Market under the symbol “ISRG.”
As of January 15, 2021, there were 159 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
DIVIDENDS
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table contains information as of December 31, 2020, for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,104,159	$315.57	9,139,869
Equity compensation plans not approved by security holders (1)	371,711	$189.00	—
Total	4,475,870	$305.07	9,139,869

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

RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes our stock repurchase activity for the quarter ended December 31, 2020.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
October 1 to October 31, 2020	—	$—	—	$1.6	billion
November 1 to November 30, 2020	51,914	$661.07	51,914	$1.6	billion
December 1 to December 31, 2020	—	$—	—	$1.6	billion
Total during quarter ended December 31, 2020	51,914	$661.07	51,914
(1) Since March 2009, we have had an active stock repurchase program. As of December 31, 2020, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when the Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.6 billion represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2020. The authorized stock repurchase program does not have an expiration date.

STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2015, and December 31, 2020, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the S&P 500 Healthcare Index, and (iii) the S&P 500 Index over the same period. This graph assumes an investment of $100.00 on December 31, 2015 in our common stock, the Nasdaq Composite Index, the S&P Healthcare Index, and the S&P 500 Index and assumes the re-investment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE, NASDAQ COMPOSITE, S&P HEALTHCARE INDEX, AND S&P 500 INDEX

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
Intuitive Surgical, Inc.
NASDAQ Composite
S&P 500 Healthcare Index
S&P 500 Index

	December 31,
	2015	2016	2017	2018	2019	2020
Intuitive Surgical, Inc.	$100.00	$116.11	$200.46	$263.07	$326.91	$449.37
Nasdaq Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
S&P 500 Healthcare Index	$100.00	$95.64	$114.77	$120.16	$142.60	$158.90
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04

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

	Fiscal Year
	2020	2019	2018	2017 (1)	2016

	(In millions, except per share amounts and headcount)
Revenue	$4,358.4	$4,478.5	$3,724.2	$3,138.2	$2,706.5
Gross profit	$2,861.2	$3,110.2	$2,604.1	$2,202.0	$1,892.9
Net income attributable to Intuitive Surgical, Inc.	$1,060.6	$1,379.3	$1,127.9	$670.9	$738.3
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$9.06	$11.95	$9.92	$6.01	$6.43
Diluted	$8.82	$11.54	$9.49	$5.77	$6.26
Shares used in computing basic and diluted net income per share:
Basic	117.0	115.4	113.7	111.7	114.9
Diluted	120.3	119.5	118.8	116.3	117.9
Cash, cash equivalents, and investments	$6,869.1	$5,845.2	$4,834.4	$3,846.5	$4,837.9
Total assets	$11,168.9	$9,733.2	$7,846.7	$5,776.8	$6,521.4
Other long-term liabilities	$444.6	$418.3	$338.6	$333.6	$112.1
Stockholders’ equity	$9,759.1	$8,284.7	$6,687.5	$4,780.4	$5,820.1

Total headcount	8,081	7,326	5,527	4,444	3,755

(1)Reflects amounts recorded for the enactment of the 2017 Tax Act.

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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017, and the da Vinci SP Surgical System, commercialized in the third quarter of 2018. We are early in the launch of our da Vinci SP Surgical System, and we have an installed base of 69 da Vinci SP Surgical Systems as of December 31, 2020. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received FDA clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
We offer approximately 70 different multi-port da Vinci instruments to provide surgeons with flexibility in choosing the types of tools needed to perform a particular surgery. These multi-port instruments are generally robotically controlled and provide end effectors (tips) that are similar to those used in either open or laparoscopic surgery. We offer advanced instrumentation for the da Vinci Xi and da Vinci X platforms, including da Vinci Energy and da Vinci Stapler products, to provide surgeons with sophisticated, computer-aided tools to precisely and efficiently interact with tissue. Da Vinci X and da Vinci Xi Surgical Systems share the same instruments whereas the da Vinci Si Surgical System uses instruments that are not compatible with da Vinci X or da Vinci Xi systems. We currently offer nine core instruments on our da Vinci SP Surgical System. We plan to expand the SP instrument offering over time.
Training technologies include our Intuitive Simulation products, our Intuitive Telepresence remote case observation and telementoring tools, and our dual console for use in surgeon proctoring and collaborative surgery.
During the first quarter of 2019, the FDA cleared our Ion endoluminal system to enable minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic procedures with this first application. We are introducing the Ion system in the U.S. in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We are early in the launch and have placed 36 Ion systems for commercial use as of December 31, 2020. Ion systems are not included in our da Vinci Surgical System installed base. We currently have 3 Ion systems placed with hospitals for gathering clinical data in addition to the systems placed for commercial use.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.

COVID-19 Pandemic
Procedures
Prior to the spread of COVID-19 in the first quarter of 2020, we experienced procedure growth trends consistent with those experienced in the fourth quarter of 2019, including strength in general surgery, growth in mature procedures in the U.S., and growth in OUS urology. Beginning in January 2020, we saw a substantial reduction in da Vinci procedures in China and, by early February 2020, procedures per week in China had declined by approximately 90% compared to the weekly procedure rates experienced in early January 2020. As the COVID-19 pandemic subsided in China in March 2020, da Vinci procedure volume began to recover and, by the end of the first quarter of 2020, China procedures per week were approximately 70% of the early January 2020 weekly procedure rate. As the COVID-19 pandemic spread to Western Europe and the U.S., we experienced a significant decline in da Vinci procedures in the last half of March 2020, and procedures per week in the U.S. declined to approximately 65% of the weekly procedure rate experienced earlier in the first quarter of 2020.
In April 2020, procedures per week in the U.S. continued to decline, reaching approximately 30% of pre-COVID-19 levels. In May and June, U.S. procedures began a recovery phase, as COVID-19 cases dropped and elective procedures were permitted, and, by the middle of June, had grown to nearly the same level as that measured in the first two weeks of the first quarter of 2020. However, in the last two weeks of June and into July, with the resurgence of COVID-19 cases, some regions postponed elective procedures, and we experienced a corresponding decline in da Vinci procedures. The impact of COVID-19 in Europe during the second quarter varied by country with procedures in Italy, France, and the UK declining more steeply, while Germany experienced a year-over-year increase in procedures. During the second quarter of 2020, China procedures per week continued to increase to a level consistent with the early January 2020 weekly procedure rate.
In the third quarter of 2020, procedures recovered slowly in the U.S., leveling off near pre-COVID-19 levels towards the end of the quarter. Outside of the U.S., da Vinci procedures varied in the third quarter of 2020, depending on the spread and/or resurgence of COVID-19. For example, COVID-19 had a less significant impact in Germany where da Vinci procedures grew at mid-single digits relative to the third quarter of 2019, while it had a more significant impact in the U.K. where da Vinci procedures declined year over year. Procedures in China grew significantly year over year in the third quarter of 2020, while regional COVID-19 outbreaks resulted in year-over-year procedure growth rates in Japan slowing somewhat relative to earlier in the year. The COVID-19 pandemic has also affected the volumes of certain procedure types differently. For example, patient concerns over exposure to COVID-19 and the fact that prostate cancer can be slow growing, combined with lower prostate diagnoses and treatments, have caused the number of dVP procedures to decline in the third quarter of 2020 relative to the third quarter of 2019. Da Vinci bariatric procedures grew significantly year over year in the third quarter of 2020 due to our optimized instrument set and focus by our sales organization and may also have benefited from certain patients prioritizing weight loss as obesity is a significant COVID-19 risk factor. However, the diagnoses and treatment pathways for bariatric patients are long, and many of the patients in the third quarter may have begun their treatment pathway prior to the spread of COVID-19; therefore, we cannot assure you that we will continue to see significant growth in bariatric procedures.
In the fourth quarter of 2020, procedure volumes continued to be significantly impacted by the COVID-19 pandemic as healthcare systems around the world diverted resources to respond to the pandemic. The impact continued to differ significantly by geography and region, depending on the spread and resurgence of COVID-19. In the U.S., while procedures continued to recover in the early part of the quarter, the resurgence of COVID-19 infections experienced by some states had an increasingly adverse impact on our procedure volumes as the quarter progressed, a trend that continued into January. The impact of a resurgence in a particular region can be significant. Outside of the U.S., similar to the trends noted in the third quarter, procedures also continued to vary significantly by geography and region. The resurgence of COVID-19 had a more significant impact on procedures in Italy, France, and the UK. Procedures in China continued to grow significantly year over year. The trends that were noted in the third quarter of 2020 in relation to types of procedures, such as dVP and bariatric procedures, continued into the fourth quarter of 2020.
We continue to see that the impact of COVID-19 on our procedure volumes varies widely by country, region, and type. When COVID-19 infection rates spike in a particular region, procedure volumes have been negatively impacted and the diagnoses of new conditions and their related treatments are deferred. Also, based on our experience during 2020, we do not expect all markets, regions, and procedure types to recover at the same pace. Due to the uncertainty of the recovery, including the potential for COVID-19 infection rates to increase, the extent and period of time over which the COVID-19 pandemic and any resultant economic recession will impact hospital spending, and additional policy responses that may be outlined by governments and other authorities, we cannot reliably estimate the impact that the COVID-19 pandemic may have on procedure volume in the first quarter of 2021 and beyond.

System Demand
As the impact of the COVID-19 pandemic progressed throughout 2020, customers in affected regions deferred decisions to purchase or lease systems into future quarters and, in some cases, indefinitely. These deferral decisions continued into the fourth quarter of 2020. In addition, the year-over-year stagnation in procedures and, in turn, reduced utilization of our systems has resulted in unused capacity in the existing installed base. We expect hospitals to first fill their unused capacity before purchasing additional systems. The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of testing capabilities, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as government interventions. As COVID-19 continues to disrupt healthcare operations and patient flow, we expect that system placements will lag behind the recovery of da Vinci procedure volume. While we cannot reliably estimate the extent or period of time over which the COVID-19 pandemic and any resultant economic recession will impact hospital spending, we anticipate lower year-over-year system placements for the first quarter of 2021.
Customer Relief Program
In April 2020, we announced a program to provide financial relief to our customers. The program was comprised of three main elements. The first element provided credits against service fees otherwise due in the six-month period from April 1 through September 30, 2020, that generally reflected the underutilization of the system during that period. Those credits were offered to most customers worldwide. The second element of the program deferred certain lease payments, and the third element extended certain payment terms. Service fee credits resulted in an $80 million decrease in service revenue in 2020. While the short-term payment relief offered did not have a material impact to the results of operations, we deferred $15 million of lease billings and extended payment terms associated with $181 million of trade receivables since the start of the program, of which $19 million remain outstanding as of December 31, 2020. We may be subject to increased credit risks resulting in collection delinquencies and defaults, which could materially impact our bad debt write-offs and provisions for credit losses. Although we have programs in place that are designed to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing credit risks relating to these lease financing arrangements and extended payment terms.
General Increase in Risks
Capital markets and worldwide economies have been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a prolonged recession in local and/or global economies. Such an economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities, including our manufacturing operations, or the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to produce and ship our products and supply our customers. Any of these events could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Our Response
Our priorities and actions during the COVID-19 pandemic are as follows. First, we are focused on the health and safety of all those we serve – patients, customers, our communities, and our employees – implementing continuous updates to our health and safety policies and processes. Second, we are supporting our customers according to their priorities – clinical, operational, and economic – and ensuring continuity of supply by working with our suppliers and our distributors. Third, we are securing our workforce economically. We have built a valuable team over the years, and we believe they will be important in the recovery that follows the pandemic. Finally, we will continue to invest in our priority development programs while eliminating avoidable spend.
Business Model
Overview
We generate revenue from the placements of da Vinci Surgical Systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in operating lease transactions and usage-based models where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as the revenue from operating leases. The da Vinci Surgical System generally sells for between $0.5 million and $2.5 million, depending upon the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $600 and $3,500 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. During the fourth quarter of 2020, we launched our Extended Use Program (refer to further discussion immediately below) with the intention to reduce the cost for customers to treat patients, which in turn will reduce our overall instruments and accessories revenue per procedure. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $80,000 and $190,000, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from the placements of the Ion endoluminal system in a business model consistent with the da Vinci Surgical System model described above. We generate revenue from the placement of Ion systems, and we earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service. The average selling price of an Ion system is generally significantly lower than the average selling price of our da Vinci Surgical Systems. We are introducing the Ion system in the U.S. in a measured fashion. For the years ended December 31, 2020, and 2019, the associated impact to revenue and gross margin was not significant.
Extended Use Program
In 2020, we introduced our "Extended Use Program," which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses ("Extended Use Instruments") compared to the current 10 use instruments. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments have been introduced in the U.S. in October 2020 and in Europe in November 2020. They will be introduced at various times throughout 2021 and 2022 in other geographies, depending on regulatory processes. In addition, simultaneous with the regional launches of Extended Use Instruments, we will lower the price of certain instruments that are most commonly used in lower acuity procedures and/or lower reimbursed procedures within the region. These actions will reduce the cost for customers to treat patients, which in turn will reduce our revenue per procedure. Based on 2019 volume and mix of procedures, our Extended Use Program and the reduced pricing on certain other instruments would have reduced 2019 annual instruments and accessories revenue by approximately $150 to $170 million. The impact of these actions on future revenue will be dependent on the future volume and mix of procedures and whether cost elasticity will enable greater penetration into available markets.
Recurring Revenue
Recurring revenue consists of instruments and accessories revenue, service revenue, and operating lease revenue. Recurring revenue increased to $3.4 billion, or 77% of total revenue in 2020, compared to $3.2 billion, or 72% of total revenue in 2019, and $2.6 billion, or 71% of total revenue in 2018.
Instruments and accessories revenue has grown at a faster rate than systems revenue over time. Instruments and accessories revenue increased to $2.46 billion in 2020, compared to $2.41 billion in 2019 and $1.96 billion in 2018. The growth of instruments and accessories revenue largely reflects continued procedure adoption.
Service revenue was $724 million in 2020, compared to $724 million in 2019 and $635 million in 2018. Service revenue remained unchanged, driven by the growth of the base of installed da Vinci Surgical Systems, offset by the effects of the Customer Relief Program. The installed base of da Vinci Surgical Systems grew 7% to approximately 5,989 at December 31, 2020; 12% to approximately 5,582 at December 31, 2019; and 13% to approximately 4,986 at December 31, 2018.
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
The COVID-19 pandemic reduced the number of shipments of da Vinci Surgical Systems in 2020 as compared to the prior year. Based on the factors outlined in the COVID-19 Pandemic section above, historical system shipment trends may not be a good indicator of future system shipments.
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
In the years ended December 31, 2020, 2019, and 2018, we shipped 432, 425, and 272 da Vinci Surgical Systems, respectively, under lease and usage-based arrangements, of which 317, 384, and 229 systems, respectively, were operating lease and usage-based arrangements. Revenue from operating lease arrangements is generally recognized on a straight-line basis over the lease term. More recently, we have entered into usage-based arrangements with certain large customers whereby system and service revenue is recognized as the systems are used. We set operating lease and usage-based pricing at a modest premium relative to purchased systems reflecting the time value of money and, in the case of usage-based arrangements, the risk that system utilization may fall short of anticipated levels. The proportion of revenue recognized from usage-based arrangements has not been significant and has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $177 million, $107 million, and $51 million for the years ended December 31, 2020, 2019, and 2018, respectively. Generally, lease transactions generate similar gross margins as our sale transactions. As of December 31, 2020, a total of 901 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements.
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
Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty, or other customer-specific factors. In addition, as customers divert significant resources to the treatment of or the preparation to treat patients with COVID-19, we may be exposed to defaults under our lease financing arrangements. Moreover, usage-based arrangements generally contain no minimum payments; therefore, customers may exit such arrangements without paying a financial penalty to us. As a result of the COVID-19 pandemic, we anticipate that some customers will exit such arrangements or seek to amend the terms of our operating lease and usage-based arrangements with them.
For some operating lease arrangements, our customers are provided with the right to purchase the leased system at certain points during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $52.2 million, $92.8 million, and $48.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. We expect that revenue recognized from customer exercises of the buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options.
Systems Revenue
System placements are driven by procedure growth in most markets. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality largely aligned with hospital budgeting cycles. We typically place a higher proportion of annual system placements in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease and usage-based arrangements, recurring operating lease and usage-based revenue, operating lease buyouts, product mix, ASPs, trade-in activities, and customer mix. Systems revenue declined 12% to $1.18 billion in 2020. Systems revenue grew 19% to $1.35 billion in 2019 and 21% to $1.13 billion in 2018. Based on the factors outlined in the COVID-19 Pandemic section above, the ability to forecast future system shipments has been significantly disrupted and, therefore, we believe that historical system shipment trends may not be a good indicator of future system shipments.
Procedure Mix / Products
Our da Vinci Surgical Systems are generally used for soft tissue surgery for areas of the body between the pelvis and the neck, primarily in general surgery, gynecologic surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. Within these categories, procedures range in complexity from cancer and other highly complex procedures to less complex procedures for benign conditions. Cancer and other highly complex procedures tend to be reimbursed at higher rates than less complex procedures for benign conditions. Thus, hospitals are more sensitive to the costs associated with treating less complex, benign conditions. Our strategy is to provide hospitals with attractive clinical and economic solutions across the spectrum of procedure complexity. Our fully featured da Vinci Xi Surgical System with advanced instruments (including da Vinci Energy and EndoWrist and SureForm Stapler products) and our Integrated Table Motion product targets the more complex procedure segment. Our da Vinci X Surgical System is targeted towards price sensitive markets and procedures. Our da Vinci SP Surgical System complements the da Vinci Xi and X Surgical Systems by enabling surgeons to access narrow workspaces.
Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably hernia repairs, hysterectomies, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life-threatening conditions. Seasonality in the U.S. for procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods. As a result of the factors outlined in the COVID-19 Pandemic section above, including the recommendations of authorities to defer elective procedures, historical procedure patterns may be disrupted.
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
Our products and operations are also subject to increasingly stringent medical device, privacy, and other regulations by regional, federal, state, and local authorities. We anticipate that timelines for the introduction of new products and/or indications may be extended relative to past experience as a result of these regulations. For example, we have seen elongated regulatory approval timelines in the U.S. and the EU.
Clearances and Approvals
We have generally obtained the clearances required to market our products associated with our da Vinci Surgical Multiport Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2018, we obtained regulatory clearances for the following products:
•In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. Following the FDA clearance, in February 2020, we received CE mark clearance for both products. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator. In August 2020, we received regulatory clearance in South Korea to market our E-100 generator.
•In July 2019, we obtained FDA clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload, which round out our SureForm 45 portfolio. We have also received CE mark clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload.

•In June 2019, we received CE mark clearance for our da Vinci Endoscope Plus for the da Vinci Xi and da Vinci X Surgical Systems in Europe. Following the CE mark, in July 2019, we obtained FDA clearance for our da Vinci Endoscope Plus. We have also received regulatory clearances in South Korea and Japan to market our da Vinci Endoscope Plus in December 2019 and May 2020, respectively.
•In June 2019, we obtained FDA clearance for our da Vinci Handheld Camera and, in February 2020, we received CE mark clearance.
•In February 2019, we obtained FDA clearance for our Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. We are introducing the Ion endoluminal system in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 36 Ion systems for commercial use as of December 31, 2020.
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
•In December 2018, we received product registration for our da Vinci Xi Surgical System in China. The registration approval does not include advanced energy or stapling products that attach to the da Vinci Xi system. Separate product registrations are required for each of these products by China National Medical Products Administration (“NMPA”).
•In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of December 31, 2020, we have sold 111 da Vinci Surgical Systems under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
•In May 2018 and July 2018, we received CE mark clearance and FDA clearance, respectively, to market SureForm 60, our first 60mm stapler that completes our product offering of 30, 45, and 60mm lengths. In January 2019 and February 2019, we obtained FDA clearance and CE mark clearance, respectively, to market SureForm 45. We have also received regulatory clearance in South Korea and Japan to market both SureForm 60 and SureForm 45.
•In May 2018, we obtained FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we obtained FDA clearance for the da Vinci SP Surgical System for certain transoral procedures. We also received regulatory clearance for the da Vinci SP Surgical System in South Korea in May 2018. We continue to introduce the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have an installed base of 69 da Vinci SP Surgical Systems as of December 31, 2020.
•In September 2017 and April 2018, we obtained CE mark clearance and FDA clearance, respectively, for our da Vinci Vessel Sealer Extend.
Refer to the descriptions of our products that received regulatory clearances in 2020, 2019, and 2018 in the New Product Introductions section below.
The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of even-numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical data/economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for dVP and partial nephrectomy, respectively. Most prostatectomies and partial nephrectomies were open procedures prior to da Vinci reimbursement. Da Vinci procedure reimbursement for dVP and partial nephrectomy procedures are higher than open and conventional laparoscopic procedure reimbursements. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. An additional 7 da Vinci procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional, laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that the adoption pace for these procedures will be similar to dVP or partial nephrectomy, given their higher reimbursement, or any other da Vinci procedure.
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
We use the number and type of da Vinci procedures as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the number and type of da Vinci procedures provide meaningful supplemental information regarding our performance, as management believes procedure volume is an indicator of the rate of adoption of robotic-assisted surgery as well as an indicator of future revenue (including revenue from usage-based arrangements). Management believes that both it and investors benefit from referring to the number and type of da Vinci procedures in assessing our performance and when planning, forecasting, and analyzing future periods. The number and type of da Vinci procedures also facilitate management’s internal comparisons of our historical performance. We believe that the number and type of da Vinci procedures are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of da Vinci Surgical Systems installed are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize certain methods that rely on information collected from the systems installed for determining the number and type of da Vinci procedures performed that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the number and type of da Vinci procedures may be impacted over time by various factors, including changes in treatment modalities, hospital and distributor reporting behavior, and system internet connectivity. Such estimates and judgments are also susceptible to algorithmic or other technical errors. In addition, the relationship between the number and type of da Vinci procedures and our revenues may fluctuate from period to period, and da Vinci procedure volume growth may not correspond to an increase in revenue. The number and type of da Vinci procedures are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP. The COVID-19 pandemic reduced the number of da Vinci procedures performed by our customers in the first three quarters of 2020 as compared to our expectations. Based on the factors outlined in the COVID-19 Pandemic section above, the ability to forecast future procedures based on historical procedure patterns has been disrupted. Therefore, we believe that historical procedure trends may not be a good indicator of future procedure volumes.
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
The adoption of robotic-assisted surgery using the da Vinci Surgical System has the potential to grow for those procedures that offer greater patient value than non-da Vinci alternatives and competitive total economics for healthcare providers. Our da Vinci Surgical Systems are used primarily in general surgery, gynecologic surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. We focus our organization and investments on developing, marketing, and training products and services for procedures in which da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal procedures, bariatrics, and cholecystectomies. Target procedures in gynecology include da Vinci hysterectomy (“dVH”) for both cancer and benign conditions. Target procedures in urology include da Vinci prostatectomy (“dVP”) and da Vinci partial nephrectomy. In cardiothoracic surgery, target procedures include da Vinci lobectomy. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
In 2020, approximately 1,243,000 surgical procedures were performed with da Vinci Surgical Systems, compared to approximately 1,229,000 and 1,038,000 surgical procedures performed with da Vinci Surgical Systems in 2019 and 2018, respectively. The reduced growth in our overall procedure volume in 2020 reflects significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, and was driven by growth in U.S. general surgery procedures and worldwide urology procedures.
U.S. Procedures
Overall U.S. procedure volume with da Vinci Surgical Systems grew to approximately 876,000 in 2020, compared to approximately 883,000 in 2019 and approximately 753,000 in 2018. General surgery was our largest and fastest growing U.S. specialty in 2020 with procedure volume that grew to approximately 434,000 in 2020, compared to approximately 421,000 in 2019 and approximately 325,000 in 2018. Gynecology was our second largest U.S. surgical specialty in 2020 with procedure volume that declined to approximately 267,000 in 2020, compared to approximately 282,000 in 2019 and approximately 265,000 in 2018. Urology was our third largest U.S. surgical specialty in 2020 with procedure volume that declined to approximately 134,000 in 2020, compared to approximately 138,000 in 2019 and approximately 128,000 in 2018.
Procedures Outside of the U.S.
Overall OUS procedure volume with da Vinci Surgical Systems grew to approximately 367,000 in 2020, compared to approximately 346,000 in 2019 and approximately 285,000 in 2018. Procedure growth in most OUS markets was driven largely by urology procedure volume, which grew to approximately 214,000 in 2020, compared to approximately 206,000 in 2019 and approximately 175,000 in 2018. General surgery and thoracic procedures also contributed to OUS procedure growth with higher growth rates than urology procedures.
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 1% for the year ended December 31, 2020, compared to approximately 18% for the year ended December 31, 2019. Total da Vinci procedures performed by our customers grew approximately 6% for the three months ended December 31, 2020, compared to approximately 19% for the three months ended December 31, 2019. The full year and fourth quarter 2020 procedure results reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The COVID-19 pandemic continued to impact our procedures in geographies and markets where there was a resurgence of the virus. Delays in both the diagnosis of and treatments of disease reflecting patient concerns over contracting COVID-19 has also impacted the number of procedures. This was most pronounced in dVP procedures.
U.S. da Vinci procedures declined approximately 1% for the year ended December 31, 2020, as compared to the prior year. U.S. da Vinci procedures grew approximately 17% for the year ended December 31, 2019. The 2020 U.S. procedure results reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The 2020 U.S. procedure decline was largely attributable to a decline in gynecology procedures, most notably benign dVH procedures, and urology procedures, most notably dVP procedures. Offsetting these declines was continued growth in general surgery procedures, most notably cholecystectomy and bariatric procedures.
U.S. da Vinci procedures grew approximately 5% for the three months ended December 31, 2020, compared to approximately 18% for the three months ended December 31, 2019. The fourth quarter 2020 U.S. procedure results reflect significant disruption caused by the COVID-19 pandemic and regional resurgences, as noted in the COVID-19 Pandemic section above. We saw varied performance in each of the procedure categories during the fourth quarter of 2020, with growth in general surgery and gynecology procedures offset by declines in urology procedures. The resurgence increased as the quarter progressed, and we saw a more severe impact on procedures later in the quarter. The resurgence continued into January, negatively impacting procedure volumes.
OUS da Vinci procedures grew approximately 6% for the year ended December 31, 2020, compared to approximately 21% for the year ended December 31, 2019. The 2020 OUS procedure growth reflects significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. 2020 OUS procedure growth was driven by continued growth in urologic procedures, including nephrectomies and prostatectomies, and earlier stage growth in general surgery (particularly colorectal), thoracic, and gynecology procedures. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures.
OUS da Vinci procedures grew approximately 11% for the three months ended December 31, 2020, compared to approximately 21% for the three months ended December 31, 2019. The fourth quarter 2020 OUS procedure growth reflects significant procedure disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The disruption was more pronounced in the UK, Italy, France, the Nordics, Spain, and India. COVID-19 disruption was less pronounced in China, Japan, and South Korea, where we experienced procedure growth compared to the fourth quarter of 2019.
U.S. General Surgery. In 2020, general surgery procedures in the U.S. grew to approximately 434,000 in 2020, compared to approximately 421,000 in 2019 and approximately 325,000 in 2018. Cholecystectomy and bariatric procedures contributed to the most incremental procedures in 2020, while inguinal and ventral hernia repairs contributed the most incremental procedures in 2019 and 2018.
Given the already very high level of laparoscopic techniques used in cholecystectomy, it is unclear whether growth is sustainable and to what extent da Vinci cholecystectomy may be adopted. Bariatric procedures grew significantly year over year. These procedures have been an increased area of focus in 2020 and may also have benefited from certain patients prioritizing weight loss as obesity is a significant COVID-19 risk factor. In addition, our SureForm 60mm stapler product provides surgeons a more optimized robotic tool set for bariatric procedures. However, the diagnoses and treatment pathways for bariatric patients are long, and many of the patients may have begun their treatment pathway prior to the spread of COVID-19; therefore, we cannot provide any assurance that we will continue to see significant growth in bariatric procedures in future periods.
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
U.S. Gynecology. In 2020, gynecology procedures in the U.S. declined modestly compared to 2019. Procedure volume was approximately 267,000 in 2020, compared to approximately 282,000 in 2019 and approximately 265,000 in 2018, driven by a decline in benign hysterectomy procedures partially offset, to a much lesser extent, by growth in hysterectomy for cancer. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions. We believe that our growth in gynecologic procedures over the past several years has primarily been driven by consolidation of gynecologic procedures into higher volume surgeons that focus on cancer and complex surgeries. However, due to the COVID-19 pandemic, we saw an increase in the deferral of non-urgent procedures, such as benign hysterectomy procedures.
Global Urology. Along with U.S. general surgery, global urology procedures have also been a strong contributor to our overall procedure growth. In the U.S., dVP is the standard of care for the surgical treatment of prostate cancer, and we believe growth is largely aligned with surgical volumes of prostate cancer. In 2020, U.S. dVP procedures declined modestly, compared to modest growth in 2019. For OUS, dVP is at varying states of adoption in different areas of the world but is the largest overall da Vinci procedure. In 2020, we saw slight growth in OUS dVP procedures compared to mid-teens growth in 2019.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the use of a da Vinci system increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically the surgical society guideline recommended therapy.
OUS Procedures. The 2020 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets, although it also reflects significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The disruption was most pronounced in the UK, Italy, and France.

System Demand
Future demand for da Vinci Surgical Systems will be impacted by a number of factors: economic and geopolitical factors; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends; additional reimbursements in various global markets, including Japan; the timing around governmental tenders and authorizations, including China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments; and market response. Market acceptance of our recently launched da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
Demand may also be impacted by robotic-assisted surgery competition, including from companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson (including their wholly owned subsidiaries Auris Health, Inc. and Verb Surgical Inc.); Medicaroid, Inc.; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; MicroPort Scientific Corporation; Olympus Corporation; Samsung Group; Shandong Weigao Group Medical Polymer Company Ltd.; Smart Robot Technology Group Co. Ltd.; Titan Medical Inc.; and TransEnterix, Inc.
Many of the above factors will also impact future demand for our Ion system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.
New Product Introductions
SynchroSeal and E-100 Generator. In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. Following the FDA clearance, in February 2020, we received CE mark clearance for both products. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator. In August 2020, we received regulatory clearance in South Korea to market our E-100 generator. SynchroSeal is a single-use, bipolar, electrosurgical instrument intended for grasping, dissection, sealing, and transection of tissue. With its wristed articulation, rapid sealing cycle, and refined curved jaw, SynchroSeal offers enhanced versatility to the da Vinci Energy portfolio. The E-100 generator is an electrosurgical generator developed to power two key instruments–Vessel Sealer Extend and SynchroSeal–on the da Vinci X and da Vinci Xi Surgical Systems. The generator delivers high frequency energy for cutting, coagulation, and vessel sealing of tissues.
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
Ion endoluminal system. In February 2019, we obtained FDA clearance for the Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can articulate 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which allows physicians to navigate through small and tortuous airways to reach nodules in most airway segments within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. We are introducing Ion in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 36 Ion systems for commercial use as of December 31, 2020.
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
SureForm 60 and SureForm 45 Staplers. In May 2018 and July 2018, we received CE mark clearance and FDA clearance, respectively, for the SureForm 60 instrument with White, Blue, Green, and Black 60mm reloads. In January 2019 and February 2019, we obtained FDA clearance and CE mark clearance, respectively, for the SureForm 45 instrument with White, Blue, Green, and Black 45mm reloads. Additionally, we received regulatory clearance in South Korea for the SureForm 60 instrument and 60mm reloads in June 2018 and July 2018, respectively, and for the SureForm 45 instrument and 45mm reloads in June 2019 and September 2019, respectively. Also, we received regulatory clearance in Japan for the SureForm 60 instrument and 60mm reloads in June 2018 and November 2018, respectively, and for the SureForm 45 instrument and 45mm reloads in September 2019. The SureForm 60 and SureForm 45 Staplers are single-use, fully wristed stapling instruments intended for resection, transection, and/or creation of anastomoses. The SureForm 60 instrument has particular utility in bariatric procedures, while the SureForm 45 instrument has particular utility in colorectal procedures. SureForm 60 and SureForm 45 Staplers broaden our existing stapler product line, which also includes EndoWrist Stapler 45 with White, Blue, and Green 45mm reloads and EndoWrist Stapler 30 with Gray, White, Blue, and Green 30mm reloads. Not all reloads or staplers are available for use on all systems or in all countries.
Da Vinci SP Surgical System. In May 2018, we obtained FDA clearance for the da Vinci SP Surgical System for urologic surgical procedures that are appropriate for a single port approach. In March 2019, we obtained FDA clearance for the da Vinci SP Surgical System for certain transoral procedures. The da Vinci SP Surgical System includes three, multi-jointed, wristed instruments and the first da Vinci fully wristed, 3DHD camera. The instruments and the camera all emerge through a single cannula and are triangulated around the target anatomy to avoid external instrument collisions that can occur in narrow surgical workspaces. The system enables flexible port placement and broad internal and external range of motion (e.g., 360 degrees of anatomical access) through the single SP arm. Surgeons control the fully articulating instruments and the camera on the da Vinci SP system, which uses the same fourth generation surgeon console as the da Vinci X and Xi systems. The da Vinci SP Surgical System provides surgeons with robotic-assisted technology designed for deep and narrow access to tissue in the body. We anticipate pursuing further regulatory clearances for the da Vinci SP Surgical System, including colorectal applications, broadening the applicability of the SP platform over time. We continue to introduce the da Vinci SP Surgical System in a measured fashion while we optimize training pathways and our supply chain. We have an installed base of 69 da Vinci SP Surgical Systems as of December 31, 2020.
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
Acquisition of Orpheus Medical
In February 2020, we acquired Orpheus Medical Ltd. and its wholly owned subsidiaries to deepen and expand our integrated informatics platform. Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in processing and archiving surgical videos. Orpheus Medical is a wholly owned subsidiary of Intuitive.
Intuitive Ventures
We launched Intuitive Ventures, an inaugural $100 million fund focused on investment opportunities in companies that share Intuitive's commitment to advancing positive outcomes in healthcare.

2020 Operational and Financial Highlights
•Total revenue decreased by 3% to $4.4 billion for the year ended December 31, 2020, compared to $4.5 billion for the year ended December 31, 2019.
•Approximately 1,243,000 da Vinci procedures were performed during the year ended December 31, 2020, an increase of 1% compared to approximately 1,229,000 da Vinci procedures for the year ended December 31, 2019.
•Instruments and accessories revenue increased by 2% to $2.46 billion for the year ended December 31, 2020, compared to $2.41 billion for the year ended December 31, 2019.
•Systems revenue decreased by 12% to $1.18 billion for the year ended December 31, 2020, compared to $1.35 billion for the year ended December 31, 2019.
•A total of 936 da Vinci Surgical Systems were shipped during the year ended December 31, 2020, a decrease of 16% compared to 1,119 systems during the year ended December 31, 2019.
•As of December 31, 2020, we had a da Vinci Surgical System installed base of approximately 5,989 systems, an increase of 7% compared to the installed base of approximately 5,582 systems as of December 31, 2019.
•Utilization of da Vinci Surgical Systems, measured in terms of procedures per system per year, declined 2% relative to 2019.
•During the year ended December 31, 2020, we placed 26 Ion systems for commercial use, compared to 10 Ion systems during the year ended December 31, 2019.
•Gross profit as a percentage of revenue was 65.6% for the year ended December 31, 2020, compared to 69.4% for the year ended December 31, 2019.
•Operating income decreased by 24% to $1.05 billion for the year ended December 31, 2020, compared to $1.37 billion for the year ended December 31, 2019. Operating income included $399 million and $338 million of share-based compensation expense related to employee stock plans and $60.9 million and $67.2 million of intangible asset-related charges for the years ended December 31, 2020, and 2019, respectively.
•As of December 31, 2020, we had $6.87 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $1.02 billion, compared to $5.85 billion in December 31, 2019, primarily as a result of cash generated from operating activities, partially offset by capital expenditures.

Results of Operations
This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions, except percentages):

	Years Ended December 31,
	2020	% of total revenue	2019	% of total revenue	2018	% of total revenue
Revenue:
Product	$3,634.6	83%	$3,754.3	84%	$3,089.1	83%
Service	723.8	17%	724.2	16%	635.1	17%
Total revenue	4,358.4	100%	4,478.5	100%	3,724.2	100%
Cost of revenue:
Product	1,230.3	28%	1,119.1	25%	906.2	24%
Service	266.9	6%	249.2	6%	213.9	6%
Total cost of revenue	1,497.2	34%	1,368.3	31%	1,120.1	30%
Product gross profit	2,404.3	55%	2,635.2	59%	2,182.9	59%
Service gross profit	456.9	11%	475.0	10%	421.2	11%
Gross profit	2,861.2	66%	3,110.2	69%	2,604.1	70%
Operating expenses:
Selling, general and administrative	1,216.3	28%	1,178.4	26%	986.6	27%
Research and development	595.1	14%	557.3	12%	418.1	11%
Total operating expenses	1,811.4	42%	1,735.7	38%	1,404.7	38%
Income from operations	1,049.8	24%	1,374.5	31%	1,199.4	32%
Interest and other income, net	157.2	4%	127.7	3%	80.1	2%
Income before taxes	1,207.0	28%	1,502.2	34%	1,279.5	34%
Income tax expense	140.2	3%	120.4	3%	154.5	4%
Net income	1,066.8	24%	1,381.8	31%	1,125.0	30%
Less: net income (loss) attributable to noncontrolling interest in joint venture	6.2	—%	2.5	—%	(2.9)	—%
Net income attributable to Intuitive Surgical, Inc.	$1,060.6	24%	$1,379.3	31%	$1,127.9	30%

Total Revenue
Total revenue decreased by 3% to $4.4 billion for the year ended December 31, 2020, compared to $4.5 billion for the year ended December 31, 2019. Total revenue for the year ended December 31, 2019, increased by 20% compared to $3.7 billion for the year ended December 31, 2018. The decrease in total revenue for the year ended December 31, 2020, resulted from 12% lower systems revenue, driven by 16% fewer system placements partially offset by a 65% increase in operating lease revenue, and 2% higher instruments and accessories revenue, driven by approximately 1% higher procedure volume. Service revenue was consistent year over year, driven by a larger installed base of da Vinci Surgical Systems producing service revenue, offset by an $80 million decrease as a result of the service fee credits provided to customers as part of our Customer Relief Program.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 23%, 20%, and 20% for the years ended December 31, 2020, 2019, and 2018, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the year ended December 31, 2020, as compared to 2019, or for the year ended December 31, 2019, as compared to 2018.
Revenue generated in the U.S. accounted for 68%, 70%, and 71% of total revenue for the years ended December 31, 2020, 2019, and 2018, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term. However, the current increase in OUS revenue as a percentage of total revenue is a result of the COVID-19 pandemic and is reflective that U.S. procedures and revenue were more impacted than OUS procedures and revenue.
As the COVID-19 pandemic is expected to continue to cause strain on hospital resources, as outlined in the COVID-19 Pandemic section above, including recommended deferrals of elective procedures by various authorities and policy makers, we cannot reliably estimate the extent procedures and system placements will be impacted in the first quarter of 2021 and beyond.
The following table summarizes our revenue and system unit shipments for the years ended December 31, 2020, 2019, and 2018, respectively (in millions, except percentages and unit shipments):

	Years Ended December 31,
	2020	2019	2018
Revenue
Instruments and accessories	$2,455.7	$2,408.2	$1,962.0
Systems	1,178.9	1,346.1	1,127.1
Total product revenue	3,634.6	3,754.3	3,089.1
Services	723.8	724.2	635.1
Total revenue	$4,358.4	$4,478.5	$3,724.2
U.S.	$2,962.7	$3,129.5	$2,633.5
OUS	1,395.7	1,349.0	1,090.7
Total revenue	$4,358.4	$4,478.5	$3,724.2
% of Revenue - U.S.	68%	70%	71%
% of Revenue - OUS	32%	30%	29%

Instruments and accessories	$2,455.7	$2,408.2	$1,962.0
Services	723.8	724.2	635.1
Operating lease revenue	176.7	106.9	51.4
Total recurring revenue	$3,356.2	$3,239.3	$2,648.5
% of Total revenue	77%	72%	71%

Da Vinci Surgical System Shipments by Region:
U.S. unit shipments	600	728	581
OUS unit shipments	336	391	345
Total unit shipments*	936	1,119	926
*Systems shipped under operating leases (included in total unit shipments)	317	384	229

Ion System Shipments	26	10	—

Da Vinci Surgical System Shipments involving System Trade-ins:
Unit shipments involving trade-ins	447	442	277
Unit shipments not involving trade-ins	489	677	649

Product Revenue
Product revenue decreased by 3% to $3.6 billion for the year ended December 31, 2020, compared to $3.8 billion for the year ended December 31, 2019. Product revenue for the year ended December 31, 2019, increased by 22% compared to $3.1 billion for the year ended December 31, 2018.
Instruments and accessories revenue increased by 2% to $2.46 billion for the year ended December 31, 2020, compared to $2.41 billion for the year ended December 31, 2019. The increase in instruments and accessories revenue was driven primarily by procedure growth of 1%, stocking orders in Q4 associated with the Company's launch of Extended Use Instruments, and incremental sales of our advanced instruments. The 2020 U.S. procedure volumes declined by approximately 1%, primarily as a result of the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, compared to 2019 U.S. procedure growth of 17%. The 2020 OUS procedure volumes grew by approximately 6%, compared to 2019 OUS procedure growth of 21%, also driven by the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the 2020 OUS procedure growth was driven by China, Japan, Korea, and Germany with varying results in other countries.
Systems revenue decreased by 12% to $1.18 billion for the year ended December 31, 2020, compared to $1.35 billion for the year ended December 31, 2019. The lower 2020 systems revenue was primarily driven by fewer system shipments, lower 2020 ASPs, and lower lease buyouts, partially offset by higher operating lease revenue.
During 2020, a total of 936 da Vinci Surgical Systems were shipped compared to 1,119 systems during 2019. By geography, 600 systems were shipped into the U.S., 136 into Europe, 157 into Asia, and 43 into other markets during 2020, compared to 728 systems shipped into the U.S., 169 into Europe, 182 into Asia, and 40 into other markets during 2019. During 2020, 317 of the 936 systems were shipped under operating lease arrangements, compared to 384 of the 1,119 systems shipped during 2019. The decrease in system shipments was primarily driven by decisions by customers to defer purchases or leases of systems into future quarters and, in some cases, indefinitely, as a result of the COVID-19 pandemic, as well as the decline in procedures, which lead to excess capacity at certain hospitals.
We shipped 432 and 425 da Vinci Surgical Systems under lease or usage-based arrangements, of which 317 and 384 systems were classified as operating leases for the years ended December 31, 2020, and 2019, respectively. Operating lease revenue was $177 million for the year ended December 31, 2020, compared to $107 million for the year ended December 31, 2019. Systems placed as operating leases represented 34% of total shipments during 2020, compared to 34% during 2019. A total of 901 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of December 31, 2020, compared to 658 as of December 31, 2019. Revenue from Lease Buyouts was $52 million for the year ended December 31, 2020, compared to $93 million for the year ended December 31, 2019. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.50 million for the year ended December 31, 2020, compared to approximately $1.52 million for the year ended December 31, 2019. The lower 2020 ASP was largely driven by higher relative trade-in volume, partially offset by favorable geographic and product mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue remained unchanged at $724 million for the year ended December 31, 2020, compared to $724 million for the year ended December 31, 2019. Service revenue for the year ended December 31, 2019, increased by 14% compared to $635 million for the year ended December 31, 2018. Service revenue in 2020 was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue, offset by an $80 million decrease as a result of the service fee credits provided to customers as part of our Customer Relief Program.
Gross Profit
Product gross profit for the year ended December 31, 2020, decreased by 9% to $2.4 billion, representing 66.2% of product revenue, compared to $2.6 billion, representing 70.2% of product revenue, for the year ended December 31, 2019. The lower 2020 product gross profit was primarily driven by lower product revenue and lower product gross profit margin. The lower product gross profit margin for the year ended December 31, 2020, was primarily driven by higher excess and obsolete inventory costs related to transitioning to new technologies coupled with the decrease in demand for older technologies, period costs associated with abnormally low production, and higher freight costs. These higher charges were primarily a result of the COVID-19 pandemic. There were also increased costs associated with da Vinci Si product transitions and higher intangible assets amortization expense and share-based compensation expense.
Product gross profit for the years ended December 31, 2020 and 2019, included share-based compensation expense of $58.9 million and $46.6 million, respectively, and intangible assets amortization expense of $35.5 million and $31.5 million, respectively.
Service gross profit for the year ended December 31, 2020, decreased by 4% to $457 million, representing 63.1% of service revenue, compared to $475 million, representing 65.6% of service revenue, for the year ended December 31, 2019. The lower 2020 service gross profit was driven by lower service revenue and lower service gross profit margin. The lower service gross profit margin for the year ended December 31, 2020, was primarily driven by the $80 million decrease in service revenue as a result of our Customer Relief Program.

Service gross profit for the years ended December 31, 2020 and 2019, included share-based compensation expense of $24.0 million and $20.4 million, respectively, and intangible assets amortization expense of $3.7 million and $3.7 million, respectively.
As a result of the continued impacts from the COVID-19 pandemic, our production facilities may run at less than normal capacity in the first quarter of 2021. Accordingly, certain fixed production overhead costs may be expensed as incurred, reducing our gross profit margin. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the first quarter and beyond.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the year ended December 31, 2020, increased by 3% to $1.22 billion, compared to $1.18 billion for the year ended December 31, 2019. The increase in selling, general and administrative expenses for the year ended December 31, 2020, were primarily driven by higher headcount, resulting in increased share-based compensation expense, and increased infrastructure to support our growth, partially offset by lower marketing, travel, and training expenses as well as lower variable compensation. Also, in the fourth quarters of 2020 and 2019, we made charitable contributions of $25 million and $5 million, respectively, to the Intuitive Foundation, a not-for-profit entity whose mission is to reduce the global burden of disease and suffering through research, education, and philanthropy aimed at better outcomes for patients around the globe.
Selling, general and administrative expenses for the years ended December 31, 2020, and 2019, included share-based compensation expense of $202 million and $170 million, respectively, and intangible assets amortization expense of $6.9 million and $5.7 million, respectively.
Our spending in 2020 reflected a curtailment of certain costs as a result of the COVID-19 pandemic, including travel, marketing events, surgeon training, clinical trials, and other related expenses. We expect that these costs will increase to the extent that the impact of COVID-19 decreases and decline to the extent that the impact of COVID-19 increases. However, we will continue to support our customers, invest in innovation focused on the quadruple aim, and invest in manufacturing and our supply chain to ensure supply for our customers. We will continue to manage the hiring of volume-related roles, such as sales representatives and manufacturing employees, to meet the needs of the business.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the year ended December 31, 2020, increased by 7% to $595 million, compared to $557 million for the year ended December 31, 2019. The increase was primarily due to higher personnel-related expenses and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, informatics, advanced instrumentation, advanced imaging, and future generations of robotics, partially offset by lower intangible asset-related charges.
Research and development expenses for the years ended December 31, 2020, and 2019, included share-based compensation expense of $114 million and $101 million, respectively, and intangible asset charges of $15.8 million and $26.3 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, was $157.2 million for the year ended December 31, 2020, compared to $127.7 million for the year ended December 31, 2019, and $80.1 million for the year ended December 31, 2018. The increase in interest and other income, net, for the year ended December 31, 2020, was primarily driven by unrealized gains on strategic investments and realized gains on the sale of certain securities, partially offset by lower interest income earned, despite higher cash and investment balances, due to the decline in average interest rates, and realized foreign exchange losses.
The Company held an equity investment in preferred shares of InTouch Technologies, Inc. ("InTouch"), which was reflected in the Company's financial statements on a cost basis. On July 1, 2020, Teladoc Health, Inc. ("Teladoc"), a publicly traded company, completed its acquisition of InTouch. Based on the terms of the agreement, the Company has received Teladoc shares on the date of closing and recognized a gain on its investment of approximately $45 million. The Company was restricted from selling these shares for a period of six months. In January 2021, the Company sold all of its shares in Teladoc. Additionally, the Company recorded unrealized gains on other strategic investments of approximately $22 million.
Income Tax Expense
Our income tax expense was $140 million, $120 million, and $155 million for the years ended December 31, 2020, 2019, and 2018, respectively. Our effective tax rate for 2020 was approximately 11.6% compared to 8.0% for 2019 and 12.1% for 2018. Our effective tax rate for 2020, 2019, and 2018 differs from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits recognized for employee share-based compensation, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit). In addition, our 2020 tax rate reflected a $39.3 million increase in income tax expense discussed below, and our 2019 tax rate reflected a $51.3 million benefit associated with re-measurement of our Swiss deferred tax assets due to a Swiss statutory tax rate increase enacted as part of Swiss tax reform in August 2019.
Our 2020, 2019, and 2018 provisions for income taxes included excess tax benefits associated with employee equity plans of $166 million, $147 million, and $116 million, respectively, which reduced our effective tax rate by 13.8, 9.8, and 9.1 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.
We intend to repatriate earnings from our Swiss subsidiary and our joint venture in Hong Kong, as needed, and the U.S. and foreign tax implications of such repatriations are not expected to be significant. We will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries, which are not significant.
In July 2015, a U.S. Tax Court opinion (the “2015 Opinion”) was issued involving an independent third party related to charging foreign subsidiaries for share-based compensation. Based on the findings of the U.S. Tax Court, direct share-based compensation had been excluded from our intercompany charges starting in 2015. In June 2019, the Ninth Circuit Court of Appeals (the "Ninth Circuit") reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Subsequently, a re-hearing of the case was requested, but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the U.S. Supreme Court. The petition was denied by the U.S. Supreme Court on June 22, 2020, which makes the Ninth Circuit Opinion binding precedent in the Ninth Circuit. As a result, we recorded an increase in the income tax provision of $39.3 million during the year ended December 31, 2020. We will continue to monitor future IRS actions or other developments regarding this matter and will assess the impact of any such developments to our income tax provision in the quarter that they occur. We are treating share-based compensation expense in accordance with the Ninth Circuit Opinion for 2020 and future periods.
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
In January 2019, the Joint Venture acquired certain assets, including distribution rights, customer relationships, and certain personnel, from Chindex and its affiliates, a subsidiary of Fosun Pharma, and began direct operations for da Vinci products and services in China. As of December 31, 2020, the companies have contributed $55 million of up to $100 million required by the joint venture agreement.
We do not expect the Joint Venture to generate revenue in 2021 related to the sale of robotic-assisted, catheter-based medical devices. There can be no assurance that we and the Joint Venture will successfully commercialize such products. There can also be no assurance that the Joint Venture will not require additional contributions to fund its business, that the Joint

Venture will continue to be profitable, or that the acquired Chindex assets will be successfully integrated and the expected benefits will be realized.
Net income (loss) attributable to noncontrolling interest in Joint Venture for the year ended December 31, 2020, was $6.2 million, compared to $2.5 million for the year ended December 31, 2019, and $(2.9) million for the year ended December 31, 2018. The increase in net income attributable to noncontrolling interest in Joint Venture for the year ended December 31, 2020, was primarily due to the increase in sales in China, partially offset by re-measurement losses related to the contingent consideration from the acquisition.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $1.02 billion to $6.87 billion as of December 31, 2020, from $5.85 billion as of December 31, 2019, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures, taxes paid related to net share settlements of equity awards, and share repurchases. Cash and cash equivalents plus short- and long-term investments increased by $1.02 billion to $5.85 billion as of December 31, 2019, from $4.83 billion as of December 31, 2018, primarily from cash provided by our operations, partially offset by capital expenditures and share repurchases.
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
As of December 31, 2020, $556 million of our cash, cash equivalents, and investments was held by foreign subsidiaries. We intend to repatriate earnings from our Swiss subsidiary and joint venture in Hong Kong, as needed, since the U.S. and foreign tax implications of such repatriations are not expected to be significant. We will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries, which are not significant.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Consolidated Cash Flow Data
The following table summarizes our cash flows for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020	2019	2018
(in millions)
Net cash provided by (used in)
Operating activities	$1,484.8	$1,598.2	$1,169.6
Investing activities	(940.6)	(1,154.4)	(1,049.6)
Financing activities	(85.7)	(168.4)	126.3
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2.6)	(2.2)	(0.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$455.9	$273.2	$246.2

Operating Activities
For the year ended December 31, 2020, net cash provided by operating activities of $1.48 billion exceeded our net income of $1.07 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $691 million, consisting primarily of the following significant items: share-based compensation of $395 million; depreciation expense and losses on the disposal of property, plant, and equipment of $226 million; deferred income taxes of $58 million; gains on investments, accretion, and amortization, net, of $55 million; and amortization of intangible assets of $50 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $273 million of cash used by operating activities during the year ended December 31, 2020. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $170 million, primarily due to the increased number of systems under operating lease and usage-based arrangements and build-up to mitigate risks of disruption that could arise from trade, supply, or other matters, such as the COVID-19 pandemic. Prepaid expenses and other assets increased by $112 million, primarily due to an increase in leasing and an increase in deferred commissions. Accounts payable decreased by $32 million, primarily due to the timing of payments. Accrued compensation and employee benefits decreased by $17 million, primarily due to the timing of bonus payments. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $37 million increase in other liabilities, primarily due to additional income tax reserves, and a $15 million increase in deferred revenue, primarily due to the effects of the Customer Relief Program.
For the year ended December 31, 2019, net cash provided by operating activities of $1.60 billion exceeded our net income of $1.38 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $538 million, consisting primarily of the following significant items: share-based compensation of $336 million; depreciation expense and losses on the disposal of property, plant, and equipment of $160 million; and amortization of intangible assets of $43 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $322 million of cash used in operating activities during the year ended December 31, 2019. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $361 million, primarily due to the increased number of systems under operating lease and usage-based arrangements and build-up to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters. Prepaid expenses and other assets increased by $117 million, primarily due to an increase in leasing, an increase in deferred commissions, and an increase in prepaid taxes, driven by the timing of tax payments. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $57 million increase in accrued compensation and employee benefits, primarily due to higher headcount, a $39 million decrease in accounts receivable, primarily due to the timing of collections, and a $36 million increase in deferred revenue, primarily due to the increased volume of sales contracts.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2020, consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $561 million, the acquisition of property and equipment of $342 million, and the Orpheus Medical acquisition, net of cash acquired, of $38 million.
Net cash used in investing activities for the year ended December 31, 2019, consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $669 million, the acquisition of property and equipment of $426 million, and the acquisition of businesses, net of cash acquired, of $60 million.
Net cash provided by investing activities for the year ended December 31, 2018, consisted of purchases of investments (net of proceeds from sales and maturities of investments) of $774 million, the acquisition of property and equipment of $187 million, and the acquisition of businesses of $88 million.
We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2020, consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $175 million, cash used in the repurchase of approximately 0.2 million shares of our common stock in the open market for $134 million, and the payment of deferred purchase consideration of $85 million, partially offset by proceeds from stock option exercises and employee stock purchases of $309 million.

Net cash used in financing activities for the year ended December 31, 2019, consisted primarily of cash used in the repurchase of approximately 0.6 million shares of our common stock in the open market for $270 million and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $159 million, partially offset by proceeds from stock option exercises and employee stock purchases of $273 million.
Net cash provided by financing activities for the year ended December 31, 2018, consisted primarily of proceeds from stock option exercises and employee stock purchases of $237 million, partially offset by taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $120 million.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to exceed $300 million in 2021 and remain in a relatively consistent range in 2022. We intend to fund these needs with cash generated from operations.
Contractual Obligations and Commercial Commitments
We have the following contractual obligations and commercial commitments as of December 31, 2020:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases (Note 6)	$88.8	$22.7	$32.5	$18.6	$15.0
Purchase commitments and obligations	629.5	622.4	7.1	—	—
2017 Tax Act deemed repatriation tax	203.8	21.4	61.7	120.7	—
Total	$922.1	$666.5	$101.3	$139.3	$15.0
Operating leases. We lease spaces for operations in the U.S. as well as in Japan, Mexico, China, South Korea, and other foreign countries. We also lease automobiles for certain sales and field service employees. These leases have varying terms up to 15 years. Operating lease amounts include future minimum lease payments under all of our non-cancellable operating leases with an initial term in excess of one year. Refer to Note 6 to the Consolidated Financial Statements included in Part II, Item 8 for further details.
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
2017 Tax Act deemed repatriation tax. As of December 31, 2020, our obligation associated with the deemed repatriation tax is $204 million, which is expected to be paid in installments in accordance with the 2017 Tax Act.
We are unable to make a reasonably reliable estimate as to when payments may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

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
Investments Valuation
Fair Value. Our investment portfolio may, at any time, contain investments in U.S. treasuries and U.S. government agency securities, non-U.S. government securities, taxable and/or tax-exempt municipal notes, corporate notes and bonds, commercial paper, cash deposits, money market funds, and equity investments with and without readily determinable value. The assessment of the fair value of investments can be difficult and subjective. U.S. GAAP establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Valuation of Level 1 and 2 instruments generally do not require significant management judgment and the estimation is not difficult. Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. There were no Level 3 securities for the periods presented.
After determining the fair value of our available-for-sale instruments, we identify instruments with an amortized cost basis in excess of estimated fair value. Available-for-sale instruments in an unrealized loss position are written down to fair value through a charge to other income, net in the Consolidated Statements of Income, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. For the remaining securities, we assess what amount of the excess, if any, is caused by expected credit losses. Factors considered in determining whether a credit-related loss exists include the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, and the expected cash flows from the security. These judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.
Additionally, we have investments in equity securities without readily determinable fair values, which are generally recorded at cost, plus or minus subsequent observable price changes in orderly transactions for identical or similar investments, less impairments. As part of our assessment for impairment indicators, we consider significant deterioration in the earnings performance and overall business prospects of the investee as well as significant adverse changes in the external environment these investments operate. If our qualitative assessment indicates the investments are impaired, the fair value of these equity securities would be estimated, which would involve a significant degree of judgement and subjectivity.
No significant impairment charges were recorded during the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, and 2019, net unrealized losses on investments of $29.5 million and $20.4 million, net of tax, respectively, were included in accumulated other comprehensive income/(loss).

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
Allowance for sales returns and doubtful accounts. We record estimated reductions in revenue for potential returns of certain products by customers. As a result, management must make estimates of potential future product returns related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of reported revenue could result.
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
The valuation and classification of intangible assets and goodwill and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangible assets and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2020, 2019, and 2018. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.
Business combinations. We allocate the fair value of the purchase consideration, including contingent consideration, to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of the purchase consideration over the fair value of assets acquired, liabilities assumed, and any noncontrolling interest is recorded as goodwill. When determining the fair value of assets acquired, liabilities assumed, and any noncontrolling interest, management is required to make certain estimates and assumptions, especially with respect to intangible assets. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, the discount rate used to determine the present value of these cash flows, and the determination of the assets’ life cycle. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made.
Accounting for stock options. We account for share-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. We use the Black-Scholes-Merton option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them and the estimated volatility of our common stock price over the expected term. The assumptions for expected volatility and expected term are the two assumptions that most significantly affect the grant date fair value of stock options. Changes in expected risk-free rate of return do not significantly impact the calculation of fair value and determining this input is not highly subjective.
We use implied volatility based on our traded options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of relying on implied volatility, we considered the following:
•the sufficiency of the trading volume of our traded options;
•the ability to reasonably match the terms, such as the date of the grant and the exercise price of our traded options to options granted; and
•the length of the term of our traded options used to derive implied volatility.
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
We must assess the likelihood that we will be able to recover our deferred tax assets. In the event that all or part of our deferred tax assets are not recoverable in the future, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In order for our deferred tax assets to be recoverable, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, in determining the need for a valuation allowance. As of December 31, 2020, we believe it is more likely than not that our deferred tax assets ultimately will be recovered with the exception of our California deferred tax assets. We believe that, due to the computation of California taxes under the single sales factor, it is more likely than not that our California deferred tax assets will not be realized. Should there be a change in our ability to recover our deferred tax assets, our tax provision would be affected in the period in which such change takes place.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements, including the respective expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Market Risk
The primary objective of our investment activities is to preserve principal while supporting the Company's liquidity requirements. To achieve this objective, we maintain a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high quality securities, including U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The weighted average duration of our portfolio as of December 31, 2020, was approximately 0.7 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by 25 basis points would have resulted in a decrease in the fair value of our net investment position of approximately $10.5 million as of December 31, 2020. We do not utilize derivative financial instruments to manage our interest rate risks.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could deteriorate and may have an adverse impact on the carrying value of these investments.
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
For the year ended December 31, 2020, sales denominated in foreign currencies were approximately 23% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales and expenses. For the year ended December 31, 2020, our revenue would have decreased by approximately $72.6 million if the U.S. dollar exchange rate strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after considering foreign currency hedges and offsetting positions as of December 31, 2020, would have resulted in an approximately $1.7 million increase in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor credit ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intuitive Surgical, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Determination of Standalone Selling Prices Related to System Sale Arrangements
As described in Notes 2 and 5 to the consolidated financial statements, the Company recognized $1,178.9 million of systems revenue, during the year ended December 31, 2020. The Company's system sale arrangements include a combination of the following performance obligations: system(s); system components; system accessories; instruments; accessories; and system service. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then management estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, and type of customer.
The principal considerations for our determination that performing procedures relating to the determination of standalone selling prices related to system sale arrangements is a critical audit matter are the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the estimates of standalone selling prices used to allocate the transaction price of an arrangement to each distinct performance obligation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the revenue recognition process, including controls over the determination of the estimates of standalone selling prices. These procedures also included, among others, (i) testing management's process for determining the estimates of standalone selling prices; (ii) evaluating the appropriateness of the overall methodology used by management to develop the estimates, including the appropriateness of the data inputs related to the products and services, geographies, and type of customer used in the methodology; (iii) testing the completeness and accuracy of the data used in the methodology; and (iv) testing the accuracy of management's calculations of estimated selling prices.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 9, 2021

We have served as the Company’s auditor since 2014.

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,622.6	$1,167.6
Short-term investments	3,488.8	2,054.1
Accounts receivable, net of allowances of $17.7 and $8.3 as of December 31, 2020, and 2019, respectively	645.5	645.2
Inventory	601.5	595.5
Prepaids and other current assets	267.5	200.2
Total current assets	6,625.9	4,662.6
Property, plant, and equipment, net	1,577.3	1,272.9
Long-term investments	1,757.7	2,623.5
Deferred tax assets	367.7	425.6
Intangible and other assets, net	503.6	441.4
Goodwill	336.7	307.2
Total assets	$11,168.9	$9,733.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81.6	$123.5
Accrued compensation and employee benefits	235.0	251.6
Deferred revenue	350.3	337.8
Other accrued liabilities	298.3	317.3
Total current liabilities	965.2	1,030.2
Other long-term liabilities	444.6	418.3
Total liabilities	1,409.8	1,448.5
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2020, and 2019	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 117.7 shares and 116.0 shares issued and outstanding as of December 31, 2020, and 2019, respectively	0.1	0.1
Additional paid-in capital	6,445.2	5,756.8
Retained earnings	3,261.3	2,494.5
Accumulated other comprehensive income	24.9	12.4
Total Intuitive Surgical, Inc. stockholders’ equity	9,731.5	8,263.8
Noncontrolling interest in joint venture	27.6	20.9
Total stockholders’ equity	9,759.1	8,284.7
Total liabilities and stockholders’ equity	$11,168.9	$9,733.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Product	$3,634.6	$3,754.3	$3,089.1
Service	723.8	724.2	635.1
Total revenue	4,358.4	4,478.5	3,724.2
Cost of revenue:
Product	1,230.3	1,119.1	906.2
Service	266.9	249.2	213.9
Total cost of revenue	1,497.2	1,368.3	1,120.1
Gross profit	2,861.2	3,110.2	2,604.1
Operating expenses:
Selling, general and administrative	1,216.3	1,178.4	986.6
Research and development	595.1	557.3	418.1
Total operating expenses	1,811.4	1,735.7	1,404.7
Income from operations	1,049.8	1,374.5	1,199.4
Interest and other income, net	157.2	127.7	80.1
Income before taxes	1,207.0	1,502.2	1,279.5
Income tax expense	140.2	120.4	154.5
Net income	1,066.8	1,381.8	1,125.0
Less: net income (loss) attributable to noncontrolling interest in joint venture	6.2	2.5	(2.9)
Net income attributable to Intuitive Surgical, Inc.	$1,060.6	$1,379.3	$1,127.9
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$9.06	$11.95	$9.92
Diluted	$8.82	$11.54	$9.49
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	117.0	115.4	113.7
Diluted	120.3	119.5	118.8
Total comprehensive income attributable to Intuitive Surgical, Inc.	$1,073.1	$1,405.0	$1,130.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years Ended December 31,
	2020	2019	2018
Net income attributable to Intuitive Surgical, Inc.	$1,060.6	$1,379.3	$1,127.9
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)	4.7	0.3	(2.6)
Available-for-sale investments (net of tax):
Change in unrealized gains (losses)	13.8	30.7	0.3
Less: Reclassification adjustment for (gains) losses on investments	(4.7)	(0.5)	1.2
Net change	9.1	30.2	1.5
Derivative instruments (net of tax):
Change in unrealized gains (losses)	(0.8)	5.8	3.6
Less: Reclassification adjustment for (gains) losses on derivative instruments	(2.8)	(5.3)	(1.0)
Net change	(3.6)	0.5	2.6
Employee benefit plans (net of tax):
Change in unrealized gains (losses)	1.0	(5.9)	0.4
Less: Reclassification adjustment for losses on employee benefit plans	1.3	0.6	0.3
Net change	2.3	(5.3)	0.7
Other comprehensive gains (losses)	12.5	25.7	2.2
Total comprehensive income attributable to Intuitive Surgical, Inc.	$1,073.1	$1,405.0	$1,130.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN MILIONS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	112.3	$0.1	$4,679.2	$115.0	$(15.5)	$4,778.8	$1.6	$4,780.4
Adoption of new accounting standards (1)				392.1	(1.3)	390.8		390.8
Issuance of common stock through employee stock plans	2.5		236.6			236.6		236.6
Shares withheld related to net share settlement of equity awards	(0.3)		(6.7)	(113.3)		(120.0)		(120.0)
Share-based compensation expense related to employee stock plans			261.2			261.2		261.2
Net income attributable to Intuitive Surgical, Inc.				1,127.9		1,127.9		1,127.9
Other comprehensive income					3.5	3.5		3.5
Capital contribution from noncontrolling interest						—	10.0	10.0
Net loss attributable to noncontrolling interest in joint venture						—	(2.9)	(2.9)
Balances at December 31, 2018	114.5	$0.1	$5,170.3	$1,521.7	$(13.3)	$6,678.8	$8.7	$6,687.5
Issuance of common stock through employee stock plans	2.4		272.8			272.8		272.8
Shares withheld related to net share settlement of equity awards	(0.3)		(7.6)	(151.5)		(159.1)		(159.1)
Share-based compensation expense related to employee stock plans			335.8			335.8		335.8
Repurchase and retirement of common stock	(0.6)		(14.5)	(255.0)		(269.5)		(269.5)
Net income attributable to Intuitive Surgical, Inc.				1,379.3		1,379.3		1,379.3
Other comprehensive income (loss)					25.7	25.7	(0.3)	25.4
Capital contribution from noncontrolling interest						—	10.0	10.0
Net loss attributable to noncontrolling interest in joint venture						—	2.5	2.5
Balances at December 31, 2019	116.0	$0.1	$5,756.8	$2,494.5	$12.4	$8,263.8	$20.9	$8,284.7
Adoption of new accounting standard (2)				(0.1)		(0.1)		(0.1)
Issuance of common stock through employee stock plans	2.2		308.8			308.8		308.8
Shares withheld related to net share settlement of equity awards	(0.3)		(7.9)	(167.3)		(175.2)		(175.2)
Share-based compensation expense related to employee stock plans			395.4			395.4		395.4
Repurchase and retirement of common stock	(0.2)		(7.9)	(126.4)		(134.3)		(134.3)
Net income attributable to Intuitive Surgical, Inc.				1,060.6		1,060.6		1,060.6
Other comprehensive income					12.5	12.5	0.5	13.0
Net income attributable to noncontrolling interest in joint venture						—	6.2	6.2
Balances at December 31, 2020	117.7	$0.1	$6,445.2	$3,261.3	$24.9	$9,731.5	$27.6	$9,759.1

(1) Represents the adjustments related to the adoptions of Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

(2) Represents the adjustment related to the adoption of Accounting Standards Update ("ASU") 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$1,066.8	$1,381.8	$1,125.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment, net	226.4	160.0	108.6
Amortization of intangible assets	49.8	43.0	14.2
Loss (gain) on investments, accretion of discounts, and amortization of premiums on investments, net	(55.1)	(6.0)	1.8
Deferred income taxes	57.6	(8.0)	31.9
Share-based compensation expense	395.4	335.8	261.2
Amortization of contract acquisition assets	17.1	13.1	10.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5.7	38.8	(161.3)
Inventory	(170.1)	(360.5)	(279.0)
Prepaids and other assets	(111.8)	(116.9)	(77.7)
Accounts payable	(32.3)	12.3	16.7
Accrued compensation and employee benefits	(16.6)	57.4	26.2
Deferred revenue	15.0	35.5	54.3
Other liabilities	36.9	11.9	37.1
Net cash provided by operating activities	1,484.8	1,598.2	1,169.6
Investing activities:
Purchase of investments	(4,292.9)	(3,346.2)	(2,581.9)
Proceeds from sales of investments	800.7	107.3	274.0
Proceeds from maturities of investments	2,930.8	2,569.8	1,533.6
Purchase of property, plant, and equipment and intellectual property	(341.5)	(425.6)	(187.4)
Acquisition of businesses, net of cash	(37.7)	(59.7)	(87.9)
Net cash provided by (used in) investing activities	(940.6)	(1,154.4)	(1,049.6)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	308.8	272.8	236.6
Taxes paid related to net share settlement of equity awards	(175.2)	(159.1)	(120.0)
Repurchase of common stock	(134.3)	(269.5)	—
Capital contribution from noncontrolling interest	—	10.0	10.0
Payment of deferred purchase consideration	(85.0)	(22.6)	(0.3)
Net cash provided by (used in) financing activities	(85.7)	(168.4)	126.3
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.6)	(2.2)	(0.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	455.9	273.2	246.2
Cash, cash equivalents, and restricted cash, beginning of year	1,182.6	909.4	663.2
Cash, cash equivalents, and restricted cash, end of year	$1,638.5	$1,182.6	$909.4
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. (“Intuitive” or the “Company”) develops, manufactures, and markets the da Vinci® Surgical System and the Ion® endoluminal system. The Company’s products and related services enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. The systems consist of a surgeon console or consoles, a patient-side cart, a high-performance vision system, and proprietary instruments and accessories.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Consolidated Financial Statements include the results and balances of the Company’s majority-owned joint venture (“Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). Chindex Medical Limited (“Chindex”), a subsidiary of Fosun Pharma, has been its distribution partner for da Vinci Surgical Systems in China. The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of the consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018.
Beginning in 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory. The Company adopted this standard using the modified retrospective approach and, as a result, recorded a cumulative adjustment to retained earnings as of January 1, 2018.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant, complex, and subjective judgments include the valuation and recognition of investments, revenue recognition and the valuation of revenue and allowances for sales returns and doubtful accounts, the valuation of inventory, the valuation of and assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of share-based compensation, the recognition and measurement of current and deferred income tax assets, along with the assessment of recoverability, and liabilities, and the estimates for legal contingencies. Actual results could differ materially from these estimates.
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
The Company’s accounts receivable are primarily derived from billings related to revenue arrangements with customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of December 31, 2020, and 2019, 67% and 66%, respectively, of accounts receivable were from domestic customers.
During the years ended December 31, 2020, 2019, and 2018, domestic revenue accounted for 68%, 70%, and 71% of total revenue, respectively, while outside of the U.S. revenue accounted for 32%, 30%, and 29%, respectively, of total revenue for each of the years then ended.
The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company's business is highly uncertain and difficult to predict. The Company's customers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which are likely to impact customers' ability to meet their obligations, including to the Company. Furthermore, capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. However, the magnitude and overall effectiveness of these actions remains uncertain.

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
Customer Relief Program
During the second quarter of 2020, the Company introduced a series of programs to provide financial relief to customers (the “Customer Relief Program”). As part of the Customer Relief Program, the Company provided its customers service fee credits, extended payment terms, and deferred payments related to Intuitive System Leasing arrangements. The Customer Relief Program ended at the end of the third quarter of 2020.
Service fee credits. As part of the Customer Relief Program, the Company provided service fee credits to customers based on the reduction in the utilization of their systems during the second and third quarters of 2020 relative to a pre-COVID-19 level baseline. The Company reflected the service fee credits as a reduction of service revenue and accounts receivable in the quarter they were earned by its customers. The service fee credit program resulted in a $80 million decrease in service revenue in 2020.
Short-term payment relief. In response to the COVID-19 pandemic, the Company introduced a payment deferral program to provide financial relief to qualified customers. This relief extended payment terms up to 180 days for qualified and creditworthy customers.
The Company also introduced a lease payment deferral program in which creditworthy customers with active Intuitive System Leasing arrangements could elect to defer lease payments up to five months that are payable at the end of the lease by extending the lease term. This program did not result in substantial increases in the rights of the lessor or the obligations of the lessee, and the Company elected to apply the relief provided by the Financial Accounting Standards Board (“FASB”) FAQ on accounting for COVID-19 and market volatility by not applying the lease modification guidance in ASC 842 to the lease arrangements affected by the deferrals and lease extensions.
For operating lease arrangements where the lease term was extended by adding the deferred period to the end of the contract, the Company recalculated the straight-line revenue based on the revised terms, consistent with the treatment accepted by the FASB FAQ on accounting for COVID-19. For its sales-type lease arrangements impacted, the Company accounted for the deferral in the timing of lease payments as if there were no changes in the lease contract, consistent with the treatment accepted by the FASB FAQ on accounting for COVID-19. While the short-term payment relief offered did not have a material impact on the results of operations, the Company deferred $15 million of lease billings and extended payment terms associated with $181 million of billings during the program, of which $19 million remained outstanding as of December 31, 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.
Restricted Cash
As of December 31, 2020, the Company had $18.0 million of restricted cash associated with its insurance programs and bank guarantee collateral. As of December 31, 2019, the Company had $15.0 million of restricted cash associated with its insurance programs. Restricted cash was included in prepaids and other current assets and intangible and other assets, net on the Consolidated Balance Sheets.
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

All of the Company’s investments are subject to a periodic impairment review. Available-for-sale investments in an unrealized loss position are written down to fair value through a charge to other income, net, if the Company intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis. The Company evaluates the remaining securities to determine what amount of the excess, if any, is caused by expected credit losses. Factors considered in determining whether a credit-related loss exists include the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, and the expected cash flows from the security. No significant charges were recorded during the years ended December 31, 2020, 2019, and 2018.
Fair Value Measurements
The Company measures the fair value of money market funds, certain U.S. treasury securities, and equity investments with readily determinable value based on quoted prices in active markets for identical assets as Level 1 securities. Marketable securities measured at fair value using Level 2 inputs are primarily comprised of commercial paper, corporate notes and bonds, U.S. and non-U.S. government agencies, municipal notes, and equity investments without readily determinable value. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.
Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Additionally, the cost basis of the Company's inventory does not include any unallocated fixed overhead costs associated with abnormally low utilization of our factories.
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
Depreciation expense for the years ended December 31, 2020, 2019, and 2018, was $220.6 million, $156.7 million, and $105.9 million, respectively.
Capitalized Software Costs for Internal Use
The Company capitalizes direct costs associated with developing or obtaining internal use software, including enterprise-wide business software, that are incurred during the application development stage. These capitalized costs are recorded as capitalized software within property, plant, and equipment. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Once the software is ready for its intended use, amounts capitalized are amortized over an estimated useful life of up to 5 years, generally on a straight-line basis.
Implementation Costs in a Cloud Computing Arrangement
The Company capitalizes qualified implementation costs incurred in a hosting arrangement that is a service contract for which it is the customer in accordance with the requirements for capitalizing costs incurred to develop internal-use software. These capitalized implementation costs are recorded within intangible and other assets, net, and are generally amortized over the fixed, non-cancellable term of the associated hosting arrangement on a straight-line basis.

Business Combinations
The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations. This standard requires the acquiring entity in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree using acquisition-date fair values. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration. The excess of the acquisition-date fair value of consideration paid over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred. The Company includes the results of operations of the businesses that are acquired as of the acquisition date.
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
Intangible assets are carried at cost, net of accumulated amortization. The Company does not have intangible assets with indefinite useful lives other than goodwill. Amortization is recorded on a straight-line basis over the intangible assets’ useful lives, which range from approximately 2 to 9 years.
Impairment of Long-lived Assets
The Company evaluates long-lived assets, which include finite-lived intangible and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. Recoverability is measured by comparing the net book value to the future undiscounted cash flows attributable to such assets. The Company recognizes an impairment charge equal to the amount by which the net book value exceeds its fair value. No material impairment losses were incurred in the periods presented.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial system sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Consolidated Balance Sheets were $53.1 million and $51.5 million as of December 31, 2020, and 2019, respectively. The Company did not incur any impairment losses during the periods presented.
Intuitive System Leasing
The Company enters into lease arrangements with certain qualified customers. Leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. The Company also leases systems to certain qualified customers under usage-based arrangements that have terms up to 84 months. For these usage-based lease arrangements, the lease fee is generally billed monthly in arrears based on a predetermined per-use fee, and usage is generally defined as the number of da Vinci procedures performed with the system.
Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices as prescribed by the Company’s revenue recognition policy. Lease elements generally include a system or system component, while non-lease elements generally include service, instruments, and accessories. For some lease arrangements, customers are provided with the right to purchase the system leased at some point during and/or at the end of the lease term. Except for certain usage-based lease arrangements, lease arrangements generally do not provide rights for the customers to exit or terminate the lease without incurring a penalty. Certain lease arrangements may also include upgrade rights that allow customers to upgrade the leased system to newer technology at some point during the lease term. Generally, these upgrade rights do not specify the terms, including the price or structure of the future upgrade transactions, as those terms are negotiated based on the circumstances at the time of the upgrade, including the then-fair value of the system as well as other factors.
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
The Company generally recognizes revenue from sales-type lease arrangements at the time the system is accepted by the customer, assuming all other revenue recognition criteria have been met. Revenue related to lease elements from sales-type leases is presented as product revenue. Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term or based upon system usage and is presented as product revenue. Revenue related to usage-based arrangements is recognized as the customers utilize the systems.
Other Leasing Arrangements
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in intangible and other assets, net, other accrued liabilities, and other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2020. The Company currently does not have any finance leases.
Operating lease right-of-use ("ROU") assets and operating leases liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as the Company does not have insight to the inputs necessary to calculate the implicit rate of the leases. Lease terms may include options to extend or terminate when the Company is reasonably certain the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
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
Credit Losses
Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the years ended December 31, 2020, and 2019, bad debt expense was not significant.
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
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table presents credit quality by class of net investment in sales-type lease as of December 31, 2020. The following table summarizes the amortized cost basis by year of origination and credit quality indicator as of December 31, 2020 (in millions):

	2020	2019	2018	2017	2016	Prior	Net Investment
Credit Rating:
High	$78.0	$36.4	$12.2	$7.8	$1.5	$1.2	$137.1
Moderate	74.6	30.1	18.8	3.6	2.0	—	129.1
Low	5.7	—	1.1	0.7	1.3	—	8.8
Total	$158.3	$66.5	$32.1	$12.1	$4.8	$1.2	$275.0

For the year ended December 31, 2020, and 2019, credit losses related to net investment in sales-type leases were not significant.
Available-for-sale debt securities. The Company's investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the year ended December 31, 2020, the credit losses related to available-for-sales debt securities were not significant. For the year ended December 31, 2019, there were no credit losses recognized related to available-for-sales debt securities.
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
Allowance for Sales Returns
The allowance for sales returns is based on the Company’s estimates of potential future returns of certain products related to current period product revenue. The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company’s products.
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
The fair value of restricted stock units is determined based on the closing quoted price of the Company’s common stock on the date of the grant. See “Note 10. Share-Based Compensation,” for a detailed discussion of the Company’s stock plans and share-based compensation expense.
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
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company includes interest and penalty on unrecognized tax benefits as a component of its income tax expense.
The Company recognizes excess tax benefits and tax deficiencies in the provision for income taxes as discrete items in the period when the awards vest or are settled. The Company accounts for Global Intangible Low-Taxed Income (“GILTI”) as period costs when incurred.
Segments
The Company operates in one segment. The chief operating decision maker regularly reviews the operating results of the Company on a consolidated basis as part of making decisions for allocating resources and evaluating performance. As of December 31, 2020, and 2019, 83% and 85% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the end customer.
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
Recently Adopted Accounting Pronouncements
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) ("Topic 326"), which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior period not restated. The cumulative-effect adjustment recorded on January 1, 2020, was not material. Refer to the description of the Company's "Credit Losses" accounting policy in the "Significant Accounting Policies" section above.
Recent Accounting Pronouncements
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any recently issued accounting pronouncements will have a material impact on the Company's consolidated financial statements.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or short-term or long-term investments as of December 31, 2020, and 2019 (in millions):

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2020
Cash	$644.3	$—	$—	$644.3	$644.3	$—	$—
Level 1:
Money market funds	625.8	—	—	625.8	625.8	—	—
U.S. treasuries	2,626.8	23.0	—	2,649.8	212.5	1,567.9	869.4
Subtotal	3,252.6	23.0	—	3,275.6	838.3	1,567.9	869.4
Level 2:
Commercial paper	671.3	—	—	671.3	64.1	607.2	—
Corporate securities	1,425.4	11.9	(0.2)	1,437.1	3.4	1,036.5	397.2
U.S. government agencies	716.5	2.5	—	719.0	72.5	233.6	412.9
Municipal securities	119.8	2.0	—	121.8	—	43.6	78.2
Subtotal	2,933.0	16.4	(0.2)	2,949.2	140.0	1,920.9	888.3
Total assets measured at fair value	$6,829.9	$39.4	$(0.2)	$6,869.1	$1,622.6	$3,488.8	$1,757.7

					Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2019
Cash	$413.1	$—	$—	$413.1	$413.1	$—	$—
Level 1:
Money market funds	726.8	—	—	726.8	726.8	—	—
U.S. treasuries	1,935.8	9.7	(0.4)	1,945.1	—	890.8	1,054.3
Subtotal	2,662.6	9.7	(0.4)	2,671.9	726.8	890.8	1,054.3
Level 2:
Commercial paper	165.1	—	—	165.1	25.5	139.6	—
Corporate securities	2,096.1	16.8	(0.2)	2,112.7	—	798.5	1,314.2
U.S. government agencies	418.3	1.1	(0.2)	419.2	—	209.6	209.6
Non-U.S. government securities	4.5	—	—	4.5	—	4.5	—
Municipal securities	58.4	0.3	—	58.7	2.2	11.1	45.4
Subtotal	2,742.4	18.2	(0.4)	2,760.2	27.7	1,163.3	1,569.2
Total assets measured at fair value	$5,818.1	$27.9	$(0.8)	$5,845.2	$1,167.6	$2,054.1	$2,623.5
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds) at December 31, 2020 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$3,831.5	$3,841.3
Mature in one to five years	1,728.3	1,757.7
Total	$5,559.8	$5,599.0

Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains recognized on the sale of investments was $8.3 million for the year ended December 31, 2020, and not material for the prior year comparative period. Gross realized losses recognized on the sale of investments were not material for the periods presented.
As of December 31, 2020, and 2019, net unrealized gains/(losses) on investments of $29.5 million and $20.4 million, net of tax, respectively, were included in accumulated other comprehensive income/(loss) in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale investments with unrealized losses at December 31, 2020, and 2019 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$352.7	$(0.2)	$—	$—	$352.7	$(0.2)
U.S. treasuries	278.1	—	—	—	278.1	—
U.S. government agencies	63.5	—	—	—	63.5	—
Municipal securities	21.3	—	—	—	21.3	—
Total	$715.6	$(0.2)	$—	$—	$715.6	$(0.2)

December 31, 2019
Corporate securities	$237.0	$(0.2)	$—	$—	$237.0	$(0.2)
U.S. treasuries	236.5	(0.2)	87.5	(0.2)	324.0	(0.4)
U.S. government agencies	45.9	(0.1)	45.5	(0.1)	91.4	(0.2)
Total	$519.4	$(0.5)	$133.0	$(0.3)	$652.4	$(0.8)

The unrealized losses on the available-for-sale investments are related to corporate securities, U.S. treasuries, and U.S. government agencies. The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2019 Carrying Value	Changes in Fair Value (1)	Sales/Purchases/Others (2)	December 31, 2020 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$—	$0.3	$59.8	$60.1	$60.1	$—
Equity investments without readily determinable value (Level 2)	$24.6	$66.2	$(60.6)	$30.2	$—	$30.2

(1) Recorded in Interest and other income, net.
(2) Other includes conversion of certain equity investments without readily determinable value to equity investments with readily determinable value.
The Company recognized a $66.2 million increase in fair value, which was reflected in Interest and other income, net, due to changes in observable prices for certain equity investments that had been held at cost, because they lacked readily determinable market values. A total of $44.8 million of this increase in fair value was related to an equity investment in preferred shares of InTouch Technologies, Inc. ("InTouch"), an entity that was acquired by Teladoc Health, Inc. ("Teladoc"), a publicly traded company, on July 1, 2020. Upon acquisition, the Company's shares were converted to shares in Teladoc, which have a readily determinable value. The Company was restricted from selling these shares for a period of six months. There were no decreases in fair value reflected in net income due to impairments.
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

These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Recognized gains (losses) in interest and other income, net	$(12.3)	$6.4	$8.7
Foreign exchange gains (losses) related to balance sheet re-measurement	$10.9	$(1.5)	$(2.6)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for derivatives and the aggregate gross fair value outstanding at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Notional amounts:
Forward contracts	$154.3	$154.5	$309.8	$227.2
Gross fair value recorded in:
Prepaid and other current assets	$0.9	$1.3	$0.7	$2.2
Other accrued liabilities	$4.3	$0.5	$5.4	$0.7

NOTE 4.    CONSOLIDATED FINANCIAL STATEMENT DETAILS
The following tables provide details of selected consolidated financial statement items (in millions):

	December 31,
	2020	2019
Inventory:
Raw materials	$184.1	$211.0
Work-in-process	75.6	75.9
Finished goods	341.8	308.6
Total inventory	$601.5	$595.5

	December 31,
	2020	2019
Prepaids and other current assets:
Prepaid taxes	$28.9	$28.0
Equity investments	60.1	—
Net investment in sales-type leases – short-term	81.1	63.1
Other prepaids and other current assets	97.4	109.1
Total prepaids and other current assets	$267.5	$200.2

	December 31,
	2020	2019
Property, plant, and equipment, net:
Land	$277.9	$248.0
Building and building/leasehold improvements	773.8	408.3
Machinery and equipment	428.0	357.2
Operating lease assets—Intuitive System Leasing	419.9	293.8
Computer and office equipment	112.6	74.0
Capitalized software	205.4	182.2
Construction-in-process	117.4	272.5
Gross property, plant, and equipment	2,335.0	1,836.0
Less: Accumulated depreciation*	(757.7)	(563.1)
Total property, plant, and equipment, net	$1,577.3	$1,272.9

*Accumulated depreciation associated with operating lease assets—Intuitive System Leasing	(112.1)	(62.2)

	December 31,
	2020	2019
Other accrued liabilities—short-term
Taxes payable	$47.2	$37.9
Current portion of deferred purchase consideration payments	10.4	35.7
Current portion of contingent consideration	15.1	44.5
Other accrued liabilities	225.6	199.2
Total other accrued liabilities—short-term	$298.3	$317.3

	December 31,
	2020	2019
Other long-term liabilities:
Income taxes—long-term	$305.6	$258.6
Deferred revenue—long-term	32.1	27.4
Other long-term liabilities	106.9	132.3
Total other long-term liabilities	$444.6	$418.3
Supplemental Cash flow Information
The following table provides supplemental cash flow information (in millions):

	Years Ended December 31,
	2020	2019	2018
Income taxes paid	$34.4	$158.6	$179.2
Supplemental non-cash investing and financing activities:
Equipment transfers from inventory to property, plant, and equipment	$186.5	$210.6	$125.7
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$47.3	$30.2	$21.7
Deferred payments and contingent consideration related to business combinations	$4.2	$86.6	$16.7

NOTE 5.    REVENUE
The following table presents revenue disaggregated by types and geography (in millions):

	Years Ended December 31,
U.S.	2020	2019	2018
Instruments and accessories	$1,785.1	$1,790.4	$1,485.2
Systems	695.0	830.7	692.2
Services	482.6	508.4	456.1
Total U.S. revenue	$2,962.7	$3,129.5	$2,633.5

Outside of U.S. (“OUS”)
Instruments and accessories	$670.6	$617.8	$476.8
Systems	483.9	515.4	434.9
Services	241.2	215.8	179.0
Total OUS revenue	$1,395.7	$1,349.0	$1,090.7

Total
Instruments and accessories	$2,455.7	$2,408.2	$1,962.0
Systems	1,178.9	1,346.1	1,127.1
Services	723.8	724.2	635.1
Total revenue	$4,358.4	$4,478.5	$3,724.2
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. In addition, non-lease elements associated with the Company’s lease arrangements are primarily comprised of service contracts that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations and the non-lease elements associated with the lease arrangements were $1,682 million as of December 31, 2020. The remaining performance obligations are expected to be satisfied over the term of the individual sales arrangements, which generally are 5 years. Service revenue associated with the lease arrangements will generally be recognized over the service period, which generally coincides with the lease term.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	December 31,
	2020	2019
Contract assets	$34.6	$20.8
Deferred revenue	$382.3	$365.2
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
During the year ended December 31, 2020, the Company recognized $282 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the year ended December 31, 2019, the Company recognized $307 million of revenue that was included in the deferred revenue balance as of December 31, 2018.

Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Years Ended December 31,
	2020	2019	2018
Sales-type lease revenue	$154.4	$81.6	$69.8
Operating lease revenue	$176.7	$106.9	$51.4

NOTE 6.    LEASES
Lessor Information related to Intuitive System Leasing
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2020	2019
Gross lease receivables	$286.1	$191.9
Unearned income	(11.1)	(10.1)
Subtotal	$275.0	$181.8
Allowance for credit loss	(4.4)	(1.2)
Net investment in sales-type leases	$270.6	$180.6
Reported as:
Prepaids and other current assets	$81.1	$63.1
Intangible and other assets, net	189.5	117.5
Total, net	$270.6	$180.6
Contractual maturities of gross lease receivables as of December 31, 2020, are as follows (in millions):

Fiscal Year	Amount
2021	$82.7
2022	71.1
2023	55.5
2024	46.3
2025	27.3
2026 and thereafter	3.2
Total	$286.1

Operating Leases. The Company’s operating lease terms are generally less than seven years. Future minimum lease payments related to the non-cancellable portion of operating leases (which excludes contingent payments related to usage-based arrangements) as of December 31, 2020, are as follows (in millions):

Fiscal Year	Amount
2021	$187.4
2022	177.3
2023	145.9
2024	97.7
2025	45.2
2026 and thereafter	14.7
Total	$668.2
Variable lease revenue relating to usage-based arrangements was not material for the years ended December 31, 2020, 2019, and 2018.
Lessee Information
The Company enters into operating leases for real estate, automobiles, and certain equipment. Operating lease expense was $21.0 million for the year ended December 31, 2020. For leases with terms of 12 months or less, the related expense for the year ended December 31, 2020 was not material.
Supplemental cash flow information for the year ended December 31, 2020, related to operating leases was as follows (in millions):

Amount
Cash paid for leases that were included within operating cash outflows	$11.0
Right-of-use assets recognized related to new lease obligations	$9.6
Supplemental balance sheet information, as of December 31, 2020, related to operating leases was as follows (in millions, except lease term and discount rate):

Reported as:	Amount
Intangible and other assets, net (Right-of-use assets)	$63.9
Other accrued liabilities	$21.9
Other long-term liabilities	58.0
Total lease liabilities	$79.9
Weighted average remaining lease term	5.3 years
Weighted average discount rate	3.2%
As of December 31, 2020, the future payments related to the Company's operating lease liabilities are scheduled as follows (in millions):

Fiscal Year	Amount
2021	$22.7
2022	17.7
2023	14.8
2024	9.9
2025	8.7
2026 and thereafter	15.0
Total lease payments	$88.8
Less imputed interest	(8.9)
Total operating lease liabilities	$79.9

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions in 2020
Orpheus Medical
In February 2020, the Company acquired Orpheus Medical Ltd. and its wholly-owned subsidiaries (“Orpheus Medical”) to deepen and expand the Company's integrated informatics platform (the “Orpheus Medical Acquisition”). Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in processing and archiving surgical videos.
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
The total purchase consideration of $66.0 million, as of the acquisition date, included a contingent consideration liability of $64.7 million and an upfront cash payment of $1.3 million. The amount and timing of the contingent consideration payments were based upon the underlying performance of the business in 2019 and 2020. As of the acquisition date, the estimated total undiscounted contingent consideration was approximately $81 million. As of December 31, 2020, the total undiscounted contingent consideration has decreased by approximately $1 million due to a change in the timing of the milestone achievements. The contingent consideration liability was measured at estimated fair value using a discounted cash flow model, which requires significant inputs not observable in the market and, thus, represents a Level 3 measurement. Key assumptions included (1) the probability and timing of milestone achievements based on projected future revenues through 2019 and 2020, and (2) the discount rate used to calculate the present value of the milestone payments. At each reporting period until the contingent consideration is settled, the Company remeasures the contingent consideration liability and records changes in fair value within selling, general and administrative expenses. For the year ended December 31, 2020, the contingent consideration liability changed due to payments of $53.7 million and net additional expenses of $11.3 million, primarily related to accretion due to the passage of time. Changes to the contingent consideration estimate can result from adjustments to discount rates, accretion due to the passage of time, or change in estimates in the performance of the business. The assumptions related to determining the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration adjustment recorded in any given period.
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
Schölly
During the third quarter of 2019, the Company acquired certain assets and operations from Schölly Fiberoptic GmbH ("Schölly"), including manufacturing process technology, a non-compete agreement, certain personnel, and net tangible assets on August 31, 2019, which collectively met the definition of a business. The Company believes that the transaction strengthens the Company's supply chain and manufacturing capacity for imaging products used in the Company's da Vinci systems. The total purchase consideration of $101.4 million consists of an initial cash payment of $34.4 million and deferred cash payments totaling approximately $67.0 million, of which $13.6 million continues to be deferred as of December 31, 2020. The timing of the future payments is based upon achieving certain integration steps, which will be substantially completed in early 2021.
The Company recorded $11.5 million of net tangible assets, which included $6.7 million of inventory and $1.4 million of cash, $31.0 million of intangible assets, and $58.9 million of residual goodwill. The balances include the net impact of adjustments to the preliminary allocation of the purchase price within the one year measurement period, which decreased goodwill by $0.8 million during 2020. There was no significant impact to the Consolidated Statements of Income as result of these adjustments. Intangible assets included manufacturing process technology of $28.0 million and non-compete provisions of $3.0 million, which are being amortized over a weighted-average period of 6.6 years. Key assumptions included (1) the amount and timing of projected future cash flows, and (2) the discount rate used to determine the present value of these cash flows. The allocation of purchase consideration is considered preliminary with provisional amounts primarily related to working capital.

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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2018	$240.6
Acquisition activity	65.4
Translation and other	1.2
Balance at December 31, 2019	307.2
Acquisition activity	29.3
Translation and other	0.2
Balance at December 31, 2020	$336.7
The Company completed its annual goodwill impairment test and determined that no impairment existed. As of December 31, 2020, there has been no impairment of goodwill.
Intangible Assets
The following table summarizes the components of gross intangible asset, accumulated amortization, and net intangible asset balances as of December 31, 2020, and 2019 (in millions):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$198.4	$(158.7)	$39.7	$186.7	$(149.0)	$37.7
Distribution rights and others	91.9	(77.4)	14.5	91.3	(44.9)	46.4
Customer relationships	59.0	(35.8)	23.2	57.7	(29.7)	28.0
Total intangible assets	$349.3	$(271.9)	$77.4	$335.7	$(223.6)	$112.1
Amortization expense related to intangible assets was $49.8 million, $43.0 million, and $14.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2020, is as follows (in millions):

Fiscal Year	Amount
2021	$21.3
2022	18.1
2023	13.4
2024	11.4
2025	9.8
2026 and thereafter	3.4
Total	$77.4
The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments include an estimated amount of approximately $630 million relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services, and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Additionally, the Company has committed to make certain future milestone payments to third parties as part of licensing, collaboration, and development arrangements. Payments under these arrangements generally become due and payable only upon the achievement of certain specified developmental, regulatory, and/or commercial milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount.
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
During the years ended December 31, 2020, 2019, and 2018, the Company recorded pre-tax litigation charges (benefits) of $(1.2) million, $0.5 million, and $45.2 million, respectively, related to securities class action lawsuits and product liability claims.
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
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,585,658, 8,479,969, 9,113,874, 8,998,058, 8,991,677, 9,084,601, and 8,616,431. A claim construction hearing occurred on October 1, 2018, and the court issued a scheduling order on December 28, 2018. On March 20, 2019, the court granted the Company's Motion to Stay pending an Inter Partes Review to be held at the Patent Trademark and Appeals Board to review patentability of six of the seven patents noted above and vacated the trial date. On August 1, 2019, the court granted the parties' joint stipulation to modify the stay in light of Ethicon's U.S. International Trade Commission ("USITC") complaint against Intuitive involving U.S. Patent Nos. 8,479,969 and 9,113,874, discussed below.
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
Commercial Litigation
On February 27, 2019, Restore Robotics LLC and Restore Repair LLC ("Restore") filed a complaint alleging anti-trust claims against the Company. On May 13, 2019, Restore filed an amended complaint alleging anti-trust claims relating to the da Vinci Surgical System and EndoWrist service, maintenance, and repair processes. On September 16, 2019, the Court partially granted and partially denied the Company's Motion to Dismiss the amended complaint.
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
On September 28, 2020, Rebotix Repair Inc. (“Rebotix”) filed a complaint alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The complaint was formally served on the Company on October 6, 2020, and the Court anticipates trial in this case to occur in or around March 2022. On December 8, 2020, the Company filed a motion to dismiss the complaint.
Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
Through December 31, 2020, the Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of December 31, 2020, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.6 billion.

The following table provides the stock repurchase activities during the years ended December 31, 2020, 2019, and 2018 (in millions, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Shares repurchased	0.2	0.6	—
Average price per share	$551.51	$481.35	$—
Value of shares repurchased	$134.3	$269.5	$—
The Company uses the par value method of accounting for its stock repurchases. As a result of share repurchase activities during the years ended December 31, 2020, 2019, and 2018, the Company reduced common stock and additional paid-in capital by an aggregate of $8 million, $15 million, and zero, respectively, and charged $126 million, $255 million, and zero, respectively, to retained earnings.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, and 2019, are as follows (in millions):

	Year Ended December 31, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.7	$20.4	$—	$(8.7)	$12.4
Other comprehensive income (loss) before reclassifications	(0.8)	13.8	4.7	1.0	18.7
Reclassified from accumulated other comprehensive (loss)	(2.8)	(4.7)	—	1.3	(6.2)
Net current-period other comprehensive income (loss)	(3.6)	9.1	4.7	2.3	12.5
Ending balance	$(2.9)	$29.5	$4.7	$(6.4)	$24.9

	Year Ended December 31, 2019
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.2	$(9.8)	$(0.3)	$(3.4)	$(13.3)
Other comprehensive income (loss) before reclassifications	5.8	30.7	0.3	(5.9)	30.9
Reclassified from accumulated other comprehensive income (loss)	(5.3)	(0.5)	—	0.6	(5.2)
Net current-period other comprehensive income (loss)	0.5	30.2	0.3	(5.3)	25.7
Ending balance	$0.7	$20.4	$—	$(8.7)	$12.4

NOTE 10.    SHARE-BASED COMPENSATION
Stock Plans
2010 Incentive Award Plan. In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company issues nonqualified stock options (“NSOs”) and restricted stock units (“RSUs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. The 2010 Plan expires in 2029. In April 2020, the Company’s stockholders approved an amended and restated 2010 Plan to provide for an increase in the number of shares of common stock reserved for issuance from 28,450,000 to 32,450,000. As of December 31, 2020, approximately 8.1 million shares were reserved for future issuance under the 2010 Plan. A maximum of 3.5 million of these shares can be awarded as RSUs.

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
Employee Option Vesting. Historically, the Company has made annual option grants on February 15 (or the next business day if the date is not a business day) and on August 15 (or the next business day if the date is not a business day). Beginning in 2020, the Company changed the timing of its annual equity award grants to the last business day of February and on the same date in August, or if that date is not a business day, the next business day. The February grants vest 6/48 upon completion of 6 months of service and 1/48 per month thereafter. The August stock option grants vest 7/48 at the end of one month and 1/48 per month thereafter through a 3.5-year vesting period.
New Hire Options generally vest 12/48 upon completion of one year of service and 1/48 per month thereafter. Option vesting terms are determined by the Board and, in the future, may vary from past practices.
2000 Non-Employee Directors’ Stock Option Plan. In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 450,000. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Prior to 2016, initial stock option grants to new non-employee directors vested over a three-year period with 12/36 of the shares vesting after one year from the date of grant and 1/36 of the shares vesting monthly thereafter. Annual stock option grants vested one year from the date of the grant. Since 2016, new non-employee directors receive pro-rated stock option grants that vest on the same term as the annual stock option grants. The Directors' Plan was terminated in November 2020 and, therefore, there are no shares reserved for future issuance under the Directors' Plan. However, options granted prior to the plan's termination continue to remain outstanding until their original expiration date.
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
The Company issued 0.2 million, 0.2 million, and 0.2 million shares under the ESPP, representing approximately $71.2 million, $56.4 million, and $46.8 million in employee contributions for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there were approximately 1.1 million shares reserved for future issuance under the ESPP.
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

Stock Option Information
Option activity during fiscal 2020 under all the stock plans was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	5.4	$246.64
Options granted	0.5	$624.45
Options exercised	(1.3)	$179.67
Options forfeited/expired	(0.1)	$490.77
Balance at December 31, 2020	4.5	$305.06
The aggregate intrinsic value of stock options exercised under the Company’s stock plans determined as of the date of option exercise was $598 million, $512 million, and $527 million during the years ended December 31, 2020, 2019, and 2018, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2020, 2019, and 2018, was $309 million, $273 million, and $237 million, respectively. The income tax benefit from stock options exercised was $135 million for the year ended December 31, 2020.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2020 (number of shares and aggregate intrinsic value in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$89.74-$165.59	0.9	2.9	$141.87		0.9		$141.86
$165.68-$178.39	1.1	3.2	$173.41		1.1		$173.41
$178.75-$328.46	1.0	4.8	$238.80		1.0		$237.40
$347.53-$533.96	1.0	8.1	$492.87		0.5		$482.29
$537.40-$758.07	0.5	8.9	$625.37		0.1		$596.67
Total	4.5	5.3	$305.06	$2,296	3.6	4.4	$241.12	$2,050

(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $818.10 at December 31, 2020, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.
As of December 31, 2020, a total of 4.4 million shares of stock options vested and expected to vest had a weighted-average remaining contractual life of 5.2 years, an aggregate intrinsic value of $2,275 million, and a weighted-average exercise price of $299.61.
Restricted Stock Units Information
RSU activity for the year ended December 31, 2020, was as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	1.9	$410.09
Granted	0.7	545.67
Vested	(0.7)	345.91
Forfeited	(0.1)	469.68
Unvested balance at December 31, 2020	1.8	489.91
As of December 31, 2020, 1.6 million shares of RSUs were expected to vest with an aggregate intrinsic value of $1,309 million. The aggregate vesting date fair value of RSUs vested was $478 million, $433 million, and $334 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Years Ended December 31,
	2020	2019	2018
Cost of sales—products	$58.9	$46.6	$36.4
Cost of sales—services	24.0	20.4	16.8
Total cost of sales	82.9	67.0	53.2
Selling, general and administrative	202.2	169.5	133.2
Research and development	113.6	101.4	76.2
Share-based compensation expense before income taxes	398.7	337.9	262.6
Income tax effect	81.4	70.2	54.3
Share-based compensation expense after income taxes	$317.3	$267.7	$208.3
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted-average estimated fair values of stock options, the rights to acquire stock under the ESPP, and RSUs, as well as the weighted average assumptions used in calculating the fair values of stock options and rights to acquire stock under the ESPP that were granted during the years ended December 31, 2020, 2019, and 2018, were as follows:

	Years Ended December 31,
STOCK OPTION PLANS	2020	2019	2018
Risk-free interest rate	0.6%	2.0%	2.7%
Expected term (years)	4.1	4.1	4.3
Volatility	32%	30%	33%
Fair value at grant date	$163.01	$142.53	$146.30
EMPLOYEE STOCK PURCHASE PLAN
Risk-free interest rate	0.9%	2.1%	2.1%
Expected term (years)	1.2	1.2	1.3
Volatility	30%	29%	32%
Fair value at grant date	$171.87	$148.99	$135.84
RESTRICTED STOCK UNITS
Fair value at grant date	$545.67	$541.36	$431.11
As share-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2020, 2019, and 2018, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
As of December 31, 2020, there was a total of $119 million, $534 million, and $19 million of total unrecognized compensation expense related to unvested stock options, restricted stock units, and employee stock purchases, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.4 years for unvested stock options, 2.2 years for unvested restricted stock units, and 1.0 years for rights granted to acquire common stock under the ESPP.
NOTE 11.    INCOME TAXES
Income before provision for income taxes for the years ended December 31, 2020, 2019, and 2018, consisted of the following (in millions):

	Years Ended December 31,
	2020	2019	2018
U.S.	$926.8	$1,053.7	$852.7
Foreign	280.2	448.5	426.8
Total income before provision for income taxes	$1,207.0	$1,502.2	$1,279.5

The provision for income taxes for the years ended December 31, 2020, 2019, and 2018, consisted of the following (in millions):

	Years Ended December 31,
	2020	2019	2018
Current
Federal	$34.2	$82.0	$89.5
State	21.5	26.5	21.1
Foreign	26.9	18.0	9.9
	$82.6	$126.5	$120.5
Deferred
Federal	$23.8	$8.5	$(4.1)
State	1.6	3.2	(0.3)
Foreign	32.2	(17.8)	38.4
	$57.6	$(6.1)	$34.0
Total income tax expense	$140.2	$120.4	$154.5
Income tax expense differs from amounts computed by applying the statutory federal income rate of 21% for the years ended December 31, 2020, 2019, and 2018, as a result of the following (in millions):

	Years Ended December 31,
	2020	2019	2018
Federal tax at statutory rate	$253.5	$315.5	$268.7
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	23.1	29.7	20.8
Foreign rate differential	(19.3)	(56.2)	(44.7)
U.S. tax on foreign earnings	29.3	55.0	43.7
Research and development credit	(37.1)	(32.7)	(25.2)
Share-based compensation not benefited	14.3	13.5	9.9
Unrecognized tax benefit related to share-based compensation	39.3	—	—
Reversal of unrecognized tax benefits	(4.0)	(8.4)	(5.2)
Excess tax benefits related to share-based compensation	(166.2)	(146.5)	(116.2)
Deferred tax remeasurement due to Swiss Tax Reform	—	(51.3)	—
Other	7.3	1.8	2.7
Total income tax expense	$140.2	$120.4	$154.5

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$27.7	$5.1
Share-based compensation expense	101.1	95.6
Lease liabilities	$12.0	$17.0
Expenses deducted in later years for tax purposes	29.3	25.0
Intangible assets	321.8	362.3
Research and other credits	76.3	56.1
Other	—	5.3
Gross deferred tax assets	$568.2	$566.4
Valuation allowance	(81.4)	(57.2)
Deferred tax assets	$486.8	$509.2
Deferred tax liabilities:
Fixed assets	$(91.1)	$(58.3)
Right-of-use assets	(8.4)	(17.0)
Intangible assets	(10.1)	(8.3)
Other	(13.2)	—
Deferred tax liabilities	$(122.8)	$(83.6)
Net deferred tax assets	$364.0	$425.6

As of December 31, 2020, and 2019, the Company had valuation allowances of $81.4 million and $57.2 million, respectively, primarily related to California research and development credit carry forwards, for which the Company does not believe a tax benefit is more likely than not to be realized.
As of December 31, 2020, the Company had foreign federal net operating loss carryforwards of $253 million and foreign local net operating loss carryforwards of $534 million, which will begin to expire in 2024, if not utilized. Utilization of these net operating loss carryforwards may be subject to certain limitations. The Company does not expect the limitations to result in any permanent loss of these tax benefits.
The Company intends to repatriate earnings from its Swiss subsidiary and joint venture in Hong Kong, as needed, and the U.S. and foreign tax implications of such repatriations are not expected to be significant. The Company will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries, which are not significant.
In August 2019, Swiss tax reform was enacted, which resulted in a higher statutory rate for the Company's Swiss entity for years after 2019. The Company remeasured its Swiss deferred tax asset at the enacted tax rate and recorded an income tax benefit of $51.3 million in its 2019 income tax provision.
A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2020, 2019, and 2018, are as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$96.7	$78.8	$65.4
Increases related to tax positions taken during the current year	40.1	26.5	22.5
Increases related to tax positions taken during a prior year	46.1	1.2	—
Decreases related to tax positions taken during a prior year	—	—	(0.9)
Decreases related to settlements with tax authorities	(0.5)	(3.8)
Decreases related to expiration of statute of limitations	(6.1)	(6.0)	(8.2)
Ending balance	$176.3	$96.7	$78.8

As of December 31, 2020, 2019, and 2018, gross interest related to unrecognized tax benefits accrued was $11.0 million, $2.9 million, and $2.6 million, respectively. The Company’s net unrecognized tax benefits and related interest are presented in other long-term liabilities and long term deferred tax assets on the Consolidated Balance Sheets.
Total gross unrecognized tax benefits as of December 31, 2020, were $176.3 million, which, if recognized, would result in a reduction of the Company’s effective tax rate.
In July 2015, a U.S. Tax Court opinion (the “2015 Opinion”) was issued involving an independent third party related to charging foreign subsidiaries for share-based compensation. Based on the findings of the U.S. Tax Court, direct share-based compensation had been excluded from our intercompany charges starting in 2015. In June 2019, the Ninth Circuit Court of Appeals (the "Ninth Circuit") reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Subsequently, a re-hearing of the case was requested, but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the U.S. Supreme Court. The petition was denied by the U.S. Supreme Court on June 22, 2020, which makes the Ninth Circuit Opinion binding precedent in the Ninth Circuit. As a result, the Company recorded an increase in the income tax provision of $39.3 million during the year ended December 31, 2020. The Company will continue to monitor future IRS actions or other developments regarding this matter and will assess the impact of any such developments to our income tax provision in the quarter that they occur. We are treating share-based compensation expense in accordance with the Ninth Circuit Opinion for 2020 and future periods.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$1,060.6	$1,379.3	$1,127.9
Denominator:
Weighted average shares outstanding used in basic calculation	117.0	115.4	113.7
Add: dilutive effect of potential common shares	3.3	4.1	5.1
Weighted average shares outstanding used in diluted calculation	120.3	119.5	118.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$9.06	$11.95	$9.92
Diluted	$8.82	$11.54	$9.49
Share-based compensation awards of approximately 0.6 million, 0.7 million, and 0.4 million shares for the years ended December 31, 2020, 2019, and 2018, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

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

SELECTED QUARTERLY DATA
(UNAUDITED, IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$1,329.1	$1,077.7	$852.1	$1,099.5
Gross profit	$895.8	$724.3	$502.9	$738.2
Net income attributable to Intuitive Surgical, Inc. (1)(2)(3)	$365.2	$313.9	$68	$313.5
Net income attributable to Intuitive Surgical, Inc. per share:
Basic	$3.11	$2.68	$0.58	$2.69
Diluted	$3.02	$2.60	$0.57	$2.62

(1) Includes discrete tax benefits as follows:
Excess tax benefits related to share-based compensation arrangements	$21.3	$47.9	$31.6	$65.4
Discrete tax expense arising from the conclusion of a tax matter	$—	$—	$(36.8)	$—
(2) Includes acquisition-related benefits (charges)	$(2.9)	$(4.6)	$(4.4)	$1.4
(3) Includes charitable foundation contribution expense	$(25.0)	$—	$—	$—

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$1,277.7	$1,128.2	$1,098.9	$973.7
Gross profit	$896.0	$785.6	$759.0	$669.6
Net income attributable to Intuitive Surgical, Inc. (1)(2)(3)	$357.7	$396.8	$318.3	$306.5
Net income attributable to Intuitive Surgical, Inc. per share:
Basic	$3.09	$3.44	$2.76	$2.67
Diluted	$2.99	$3.33	$2.67	$2.56

(1) Includes discrete tax benefits as follows:
Excess tax benefits related to share-based compensation arrangements	$33.7	$28.8	$11.3	$72.7
One-time tax benefit related to the enactment of Swiss tax reform	$—	$51.3	$—	$—
(2) Includes acquisition-related benefits (charges)	$(3.1)	$3.0	$(4.1)	$(3.0)
(3) Includes charitable foundation contribution expense	$(5.0)	$—	$—	$—

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Sales returns and allowances
Year ended December 31, 2020	$11.7	$39.7	$(35.9)	$15.5
Year ended December 31, 2019	$11.2	$43.2	$(42.7)	$11.7
Year ended December 31, 2018	$9.1	$42.3	$(40.2)	$11.2

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.
ITEM 9B.    OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2020.
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
1)Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this report on Form 10-K.
2)The following financial statement schedule of Intuitive Surgical, Inc. for 2020, 2019, and 2018 is filed as part of this report and should be read in conjunction with the financial statements of Intuitive Surgical, Inc.:

Page
Schedule II - Valuation and Qualifying Accounts	115

All other schedules have been omitted, because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

3)Exhibits
The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b)Exhibits

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1(4)	2000 Non-Employee Directors’ Stock Option Plan. *

10.2(5)	Form of Indemnity Agreement. *

10.3(6)	2009 Employment Commencement Incentive Plan, as amended and restated. *

10.4(7)	2000 Employee Stock Purchase Plan, as amended and restated. *

10.5(8)	2010 Incentive Award Plan, as amended and restated. *

10.6(9)	Severance Plan. *

10.7(10)	Form of Amended and Restated Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Stock Option Grant Notice. *

10.8(11)	Form of Amended and Restated Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Restricted Stock Unit Grant Notice. *

10.9(12)	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Stock Option Grant Notice. *

10.10(13)	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Restricted Stock Unit Grant Notice. *

10.11(14)	Master Confirmation and Supplemental Confirmation between Intuitive Surgical, Inc. and Goldman Sachs & Co. LLC dated January 24, 2017. *

21.1	Intuitive Surgical, Inc. Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.

104	The cover page from Intuitive Surgical, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

(1)Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2020 (File No. 000-30713).
(2)Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on February 1, 2021 (File No. 000-30713).
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
(4)Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 filed on March 22, 2000 (File No. 333-33016).
(5)Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 3, 2015 (File No. 000-30713).
(6)Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed on May 1, 2015 (File No. 333-203793).
(7)Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 26, 2017 (File No. 000-30713).
(8)Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 28, 2020 (File No. 000-30713).
(9)Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 2, 2008 (File No. 000-30713).
(10)Incorporated by reference to Exhibit 10.9 filed with the Company’s 2015 Annual Report on Form 10-K filed on February 2, 2016 (File No. 000-30713).
(11)Incorporated by reference to Exhibit 10.10 filed with the Company’s 2015 Annual Report on Form 10-K filed on February 2, 2016 (File No. 000-30713).
(12)Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2020 (File No. 000-30713).
(13)Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2020 (File No. 000-30713).
(14)Incorporated by reference to Exhibit 10.13 filed with the Company’s 2016 Annual Report on Form 10-K filed on February 6, 2017 (File No. 000-30713).
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
Gary S. Guthart, Ph.D. President and Chief Executive Officer
Date: February 9, 2021
Power of Attorney
Each person whose individual signature appears below hereby authorizes and appoints Gary Guthart, Ph.D., and Marshall Mohr, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place, and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 9, 2021
Gary S. Guthart, Ph.D.
/S/ MARSHALL L. MOHR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2021
Marshall L. Mohr
/S/ JAMIE E. SAMATH	Senior Vice President, Finance (Principal Accounting Officer)	February 9, 2021
Jamie E. Samath
/S/ CRAIG H. BARRATT	Chairman of the Board of Directors	February 9, 2021
Craig H. Barratt, Ph.D.
/S/ JOSEPH C. BEERY	Director	February 9, 2021
Joseph C. Beery
/S/ AMAL M. JOHNSON	Director	February 9, 2021
Amal M. Johnson
/S/ DON R. KANIA	Director	February 9, 2021
Don R. Kania, Ph.D.
/S/ AMY L. LADD	Director	February 9, 2021
Amy L. Ladd, Ph.D.
/S/ KEITH R. LEONARD JR.	Director	February 9, 2021
Keith R. Leonard Jr.
/S/ ALAN J. LEVY	Director	February 9, 2021
Alan J. Levy, Ph.D.
/S/ JAMI DOVER NACHTSHEIM	Director	February 9, 2021
Jami Dover Nachtsheim
/S/ MARK J. RUBASH	Director	February 9, 2021
Mark J. Rubash