Form 10-Q
period 2021-03-31
INTUITIVE SURGICAL INC
filed 2021-04-21
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 118,412,888 shares of Common Stock, $0.001 par value per share, outstanding as of April 16, 2021.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,401.8	1,622.6
Short-term investments	3,155.7	3,488.8
Accounts receivable, net	654.3	645.5
Inventory	576.8	601.5
Prepaids and other current assets	277.8	267.5
Total current assets	6,066.4	6,625.9
Property, plant, and equipment, net	1,592.9	1,577.3
Long-term investments	2,673.0	1,757.7
Deferred tax assets	336.6	367.7
Intangible and other assets, net	527.0	503.6
Goodwill	344.5	336.7
Total assets	$11,540.4	$11,168.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103.1	$81.6
Accrued compensation and employee benefits	194.8	235.0
Deferred revenue	358.1	350.3
Other accrued liabilities	248.6	298.3
Total current liabilities	904.6	965.2
Other long-term liabilities	445.6	444.6
Total liabilities	1,350.2	1,409.8
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of March 31, 2021, and December 31, 2020	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 118.4 shares and 117.7 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	0.1	0.1
Additional paid-in capital	6,627.3	6,445.2
Retained earnings	3,514.7	3,261.3
Accumulated other comprehensive income	11.4	24.9
Total Intuitive Surgical, Inc. stockholders’ equity	10,153.5	9,731.5
Noncontrolling interest in joint venture	36.7	27.6
Total stockholders’ equity	10,190.2	9,759.1
Total liabilities and stockholders’ equity	$11,540.4	$11,168.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2021	2020
Revenue:
Product	$1,074.6	$900.8
Service	217.5	198.7
Total revenue	1,292.1	1,099.5
Cost of revenue:
Product	319.3	296.7
Service	70.2	64.6
Total cost of revenue	389.5	361.3
Gross profit	902.6	738.2
Operating expenses:
Selling, general and administrative	326.0	308.1
Research and development	159.8	147.1
Total operating expenses	485.8	455.2
Income from operations	416.8	283.0
Interest and other income, net	32.0	25.1
Income before taxes	448.8	308.1
Income tax expense (benefit)	13.6	(8.1)
Net income	435.2	316.2
Less: net income attributable to noncontrolling interest in joint venture	8.9	2.7
Net income attributable to Intuitive Surgical, Inc.	$426.3	$313.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$3.61	$2.69
Diluted	$3.51	$2.62
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	118.1	116.4
Diluted	121.3	119.8

Total comprehensive income	$421.9	$312.9
Less: comprehensive income attributable to noncontrolling interest	9.1	2.9
Total comprehensive income attributable to Intuitive Surgical, Inc.	$412.8	$310.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2021	2020
Operating activities:
Net income	$435.2	$316.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	64.8	51.1
Amortization of intangible assets	6.9	12.3
Loss (gain) on investments, accretion, and amortization, net	(12.6)	0.2
Deferred income taxes	44.7	64.5
Share-based compensation expense	103.2	90.6
Amortization of contract acquisition assets	4.9	4.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14.3)	118.2
Inventory	(41.2)	(65.2)
Prepaids and other assets	(73.2)	(131.9)
Accounts payable	23.7	21.9
Accrued compensation and employee benefits	(40.2)	(95.2)
Deferred revenue	6.8	0.8
Other liabilities	(31.1)	(34.8)
Net cash provided by operating activities	477.6	352.8
Investing activities:
Purchase of investments	(1,833.1)	(690.0)
Proceeds from sales of investments	72.0	98.2
Proceeds from maturities of investments	1,231.4	617.6
Purchase of property, plant, and equipment and intellectual property	(58.6)	(105.2)
Acquisition of businesses, net of cash	(8.7)	(37.7)
Net cash used in investing activities	(597.0)	(117.1)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	84.0	91.3
Taxes paid related to net share settlement of equity awards	(178.3)	(148.9)
Repurchase of common stock	—	(100.0)
Payment of deferred purchase consideration	(7.9)	(21.1)
Net cash used in financing activities	(102.2)	(178.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	0.8	(0.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(220.8)	56.2
Cash, cash equivalents, and restricted cash, beginning of period	1,638.5	1,182.6
Cash, cash equivalents, and restricted cash, end of period	$1,417.7	$1,238.8
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2020, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 10, 2021. The results of operations for the first three months of fiscal year 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and the balances of the Company’s majority-owned joint venture (referred to herein as the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the condensed consolidated statements of comprehensive income.
Risks and Uncertainties
The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company's business is highly uncertain and difficult to predict. The Company's customers continue to divert certain resources to treat COVID-19 patients and defer certain elective surgical procedures, both of which may impact the Company's customers' ability to meet their obligations, including to the Company. Furthermore, capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. However, the magnitude and overall effectiveness of these actions remains uncertain.
The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be materially adversely affected by delays in payments of outstanding receivables, supply chain disruptions, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. For example, we have experienced, and could continue to experience, increased difficulties in obtaining a sufficient amount of materials in the semiconductor and other markets. We are engaged in activities to seek to mitigate such supply disruptions by, for example, increasing our communications with our suppliers and modifying our purchase order coverage and inventory levels. As of the date of issuance of these Financial Statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company's financial condition, liquidity, or results of operations is uncertain.
Recent Accounting Pronouncements
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's consolidated financial statements.

Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance, or potential significance, to the Company.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of March 31, 2021, and December 31, 2020 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2021
Cash	$565.1	$—	$—	$—	$565.1	$565.1	$—	$—
Level 1:
Money market funds	817.2	—	—	—	817.2	817.2	—	—
U.S. treasuries	2,678.2	17.7	(1.8)	—	2,694.1	4.0	1,245.8	1,444.3
Subtotal	3,495.4	17.7	(1.8)	—	3,511.3	821.2	1,245.8	1,444.3
Level 2:
Commercial paper	643.0	—	—	—	643.0	15.5	627.5	—
Corporate debt securities	1,640.2	8.9	(1.8)	—	1,647.3	—	966.7	680.6
U.S. government agencies	676.5	1.6	(0.3)	—	677.8	—	254.6	423.2
Municipal securities	184.5	1.7	(0.2)	—	186.0	—	61.1	124.9
Subtotal	3,144.2	12.2	(2.3)	—	3,154.1	15.5	1,909.9	1,228.7
Total assets measured at fair value	$7,204.7	$29.9	$(4.1)	$—	$7,230.5	$1,401.8	$3,155.7	$2,673.0

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2020
Cash	$644.3	$—	$—	$—	$644.3	$644.3	$—	$—
Level 1:
Money market funds	625.8	—	—	—	625.8	625.8	—	—
U.S. treasuries	2,626.8	23.0	—	—	2,649.8	212.5	1,567.9	869.4
Subtotal	3,252.6	23.0	—	—	3,275.6	838.3	1,567.9	869.4
Level 2:
Commercial paper	671.3	—	—	—	671.3	64.1	607.2	—
Corporate debt securities	1,425.4	11.9	(0.2)	—	1,437.1	3.4	1,036.5	397.2
U.S. government agencies	716.5	2.5	—	—	719.0	72.5	233.6	412.9
Municipal securities	119.8	2.0	—	—	121.8	—	43.6	78.2
Subtotal	2,933.0	16.4	(0.2)	—	2,949.2	140.0	1,920.9	888.3
Total assets measured at fair value	$6,829.9	$39.4	$(0.2)	$—	$6,869.1	$1,622.6	$3,488.8	$1,757.7

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of March 31, 2021 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$3,166.6	$3,175.2
Mature in one to five years	2,655.8	2,673.0
Total	$5,822.4	$5,848.2
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses recognized on the sale of investments were not material for any of the periods presented.
The Company's investment portfolio at any point in time contains available-for-sale debt securities including investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the three months ended March 31, 2021, the credit losses related to available-for-sales debt securities were not significant.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2020 Carrying Value	Changes in Fair Value (1)	Sales/Purchases	March 31, 2021 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$60.1	$11.4	$(71.5)	$—	$—	$—
Equity investments without readily determinable value (Level 2)	$30.2	$14.3	$0.9	$45.4	$—	$45.4

(1) Recorded in Interest and other income, net.
The Company recognized a $14.3 million increase in fair value, which was reflected in Interest and other income, net, due to changes in observable prices for certain equity investments that had been held at cost, because they lacked readily determinable market values. Additionally, in January 2021, the Company sold all of its shares of Teladoc Health, Inc. ("Teladoc"), a publicly traded company, for $71.5 million and recognized a gain of $11.4 million, which was reflected in Interest and other income, net. This gain was offset by a $7.5 million loss recognized upon the settlement of a corresponding derivative collar contract. There were no decreases in fair value reflected in net income due to impairments.
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Recognized gains/(losses) in Interest and other income, net	$7.4	$3.6
Foreign exchange gains/(losses) related to balance sheet re-measurement	$(7.1)	$(8.6)
Additionally, in January 2021, the Company settled a collar contract previously entered into to hedge its equity investment in Teladoc Health, Inc. For the three months ended March 31, 2021, a loss of $7.5 million was recognized in Interest and other income, net.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Notional amounts:
Forward contracts	$165.0	$154.3	$384.4	$309.8
Gross fair value recorded in:
Prepaids and other current assets	$4.8	$0.9	$3.2	$0.7
Other accrued liabilities	$1.2	$4.3	$2.1	$5.4

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Inventory	March 31, 2021	December 31, 2020
Raw materials	$167.9	$184.1
Work-in-process	67.9	75.6
Finished goods	341.0	341.8
Total inventory	$576.8	$601.5

	As of
Prepaids and other current assets	March 31, 2021	December 31, 2020
Prepaid taxes	$72.4	$28.9
Equity investments	—	60.1
Net investment in sales-type leases – short-term	79.0	81.1
Other prepaids and other current assets	126.4	97.4
Total prepaids and other current assets	$277.8	$267.5

	As of
Other accrued liabilities–short-term	March 31, 2021	December 31, 2020
Taxes payable	$50.7	$47.2
Current portion of deferred purchase consideration payments	12.7	10.4
Current portion of contingent consideration	1.8	15.1
Other accrued liabilities	183.4	225.6
Total other accrued liabilities–short-term	$248.6	$298.3

	As of
Other long-term liabilities	March 31, 2021	December 31, 2020
Income taxes–long-term	$319.5	$305.6
Deferred revenue–long-term	31.1	32.1
Other long-term liabilities	95.0	106.9
Total other long-term liabilities	$445.6	$444.6

Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Three Months Ended March 31,
	2021	2020
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$73.5	$45.4
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$27.6	$50.0
Deferred payments and contingent consideration related to business combinations	$3.8	$4.1

NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended March 31,
U.S.	2021	2020
Instruments and accessories	$500.8	$444.4
Systems	202.7	198.8
Services	144.0	138.4
Total U.S. revenue	$847.5	$781.6

Outside of U.S. (“OUS”)
Instruments and accessories	$205.1	$173.1
Systems	166.0	84.5
Services	73.5	60.3
Total OUS revenue	$444.6	$317.9

Total
Instruments and accessories	$705.9	$617.5
Systems	368.7	283.3
Services	217.5	198.7
Total revenue	$1,292.1	$1,099.5
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. In addition, non-lease elements associated with the Company's lease arrangements are primarily comprised of service contracts that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations and the non-lease elements associated with lease arrangements was $1,673 million as of March 31, 2021. The remaining performance obligations are expected to be satisfied over the term of the individual sales arrangements, which generally are 5 years. Service revenue associated with the lease arrangements will generally be recognized over the service period, which generally coincides with the lease term.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	March 31, 2021	December 31, 2020
Contract assets	$39.1	$34.6
Deferred revenue	$389.2	$382.3
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
During the three months ended March 31, 2021, the Company recognized $153.9 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the three months ended March 31, 2020, the Company recognized $137.0 million, of revenue that was included in the deferred revenue balance as of December 31, 2019.

Intuitive System Leasing
The following table presents revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended March 31,
	2021	2020
Sales-type lease revenue	$17.3	$55.0
Operating lease revenue	$59.0	$39.1
For the three months ended March 31, 2021, and 2020, variable lease revenue relating to usage-based arrangements was not material.
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three months ended March 31, 2021, and 2020, bad debt expense was not significant.
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
NOTE 6.    LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	March 31, 2021	December 31, 2020
Gross lease receivables	$281.0	286.1
Unearned income	(10.6)	(11.1)
Subtotal	270.4	275.0
Allowance for credit loss	(4.0)	(4.4)
Net investment in sales-type leases	$266.4	$270.6
Reported as:
Prepaids and other current assets	$79.0	81.1
Intangible and other assets, net	187.4	189.5
Total, net	$266.4	270.6

Contractual maturities of gross lease receivables at March 31, 2021, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$66.0
2022	74.5
2023	59.0
2024	49.1
2025	27.3
2026 and thereafter	5.1
Total	$281.0

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
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key credit quality indicator for the purposes of determining credit quality. The following table presents credit quality by class of net investment in sales-type lease as of March 31, 2021. The following table summarizes the amortized cost basis by year of origination and credit quality indicator as of March 31, 2021 (in millions):

	2021	2020	2019	2018	2017	Prior	Net Investment
Credit Rating:
High	$14.7	$70.9	$28.6	$8.5	$5.7	$1.2	$129.6
Moderate	6.3	77.2	30.1	17.3	3.9	1.6	136.4
Low	—	1.2	—	1.0	0.6	1.6	4.4
Total	$21.0	$149.3	$58.7	$26.8	$10.2	$4.4	$270.4
For the three months ended March 31, 2021, and 2020, credit losses related to net investment in sales-type leases were not significant.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions in 2021
There were no material acquisitions for the three months ended March 31, 2021.
Acquisitions in 2020
Orpheus Medical
In February 2020, the Company acquired Orpheus Medical Ltd. and its wholly-owned subsidiaries (“Orpheus Medical”) to deepen and expand our integrated informatics platform (the “Orpheus Medical Acquisition”). Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in capturing, processing, and archiving clinical videos across the hospital. The Orpheus Medical Acquisition did not have a material impact on the financial statements.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2020	$336.7
Acquisition activity	8.0
Translation and other	(0.2)
Balance at March 31, 2021	$344.5

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of March 31, 2021, and December 31, 2020 (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$215.3	$(161.7)	$53.6	$198.4	$(158.7)	$39.7
Distribution rights and others	44.1	(31.8)	12.3	91.9	(77.4)	14.5
Customer relationships	59.9	(38.6)	21.3	59.0	(35.8)	23.2
Total intangible assets	$319.3	$(232.1)	$87.2	$349.3	$(271.9)	$77.4

Amortization expense related to intangible assets was $6.9 million and $12.3 million for the three months ended March 31, 2021, and 2020, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2021, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$18.9
2022	23.1
2023	18.5
2024	14.3
2025	9.5
2026 and thereafter	2.9
Total	$87.2
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
On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369, 7,490,749, 9,844,379, 9,113,874, and 8,479,969. On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company's EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. The evidentiary hearing took place in February 2021. A Final Initial Determination by the USITC was scheduled for October 2021. An unfavorable ruling by the USITC could have an adverse effect on our results of operations, including a prohibition on importing the accused products into the U.S. or necessitating workarounds that may limit certain features of our products.
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
On September 30, 2019, the Company filed an answer denying the anti-trust allegations and filed a counterclaim against Restore. The Company filed amended counterclaims after the Court partially granted and partially denied Restore's Motion to Dismiss the counterclaim. The amended counterclaims allege that Restore violated the Federal Lanham Act, the Federal Computer Fraud and Abuse Act, and Florida's Deceptive and Unfair Trade Practices Act and that Restore is also liable to the Company for Unfair Competition and Tortious Interference with Contract. On January 7, 2020, the Court denied Restore's Motion to Dismiss the amended counterclaims.
In its initial scheduling order, the Court stated that it anticipated trial in this case to occur in or before February 2022. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
On September 28, 2020, Rebotix Repair Inc. (“Rebotix”) filed a complaint alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The complaint was formally served on the Company on October 6, 2020. On March 8, 2021, the Court partially granted and partially denied the Company's Motion to Dismiss the complaint. The Company filed an answer denying the anti-trust allegations and filed counterclaims against Rebotix. The counterclaims allege that Rebotix violated the Federal Lanham Act and Florida's Deceptive and Unfair Trade Practices Act and that Rebotix is also liable to the Company for Tortious Interference with Contract.
In its initial scheduling order, the Court stated that it anticipated trial in this case to occur in or around March 2022. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	117.7	$0.1	$6,445.2	$3,261.3	$24.9	$9,731.5	$27.6	$9,759.1
Issuance of common stock through employee stock plans	0.9	—	84.0			84.0		84.0
Shares withheld related to net share settlement of equity awards	(0.2)	—	(5.1)	(172.9)		(178.0)		(178.0)
Share-based compensation expense related to employee stock plans			103.2			103.2		103.2
Net income attributable to Intuitive Surgical, Inc.				426.3		426.3		426.3
Other comprehensive income (loss)					(13.5)	(13.5)	0.2	(13.3)
Net income attributable to noncontrolling interest in joint venture						—	8.9	8.9
Ending balance	118.4	$0.1	$6,627.3	$3,514.7	$11.4	$10,153.5	$36.7	$10,190.2

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	116.0	$0.1	$5,756.8	$2,494.5	$12.4	$8,263.8	$20.9	$8,284.7
Adoption of new accounting standard				(0.1)		(0.1)		(0.1)
Issuance of common stock through employee stock plans	1.1	—	91.3			91.3		91.3
Shares withheld related to net share settlement of equity awards	(0.3)	—	(6.7)	(142.2)		(148.9)		(148.9)
Share-based compensation expense related to employee stock plans			90.6			90.6		90.6
Repurchase and retirement of common stock	(0.2)	—	(5.2)	(94.8)		(100.0)		(100.0)
Net income attributable to Intuitive Surgical, Inc.				313.5		313.5		313.5
Other comprehensive income					(3.5)	(3.5)	0.2	(3.3)
Net income attributable to noncontrolling interest in joint venture						—	2.7	2.7
Ending balance	116.6	$0.1	$5,926.8	$2,570.9	$8.9	$8,506.7	$23.8	$8,530.5

Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of March 31, 2021, the remaining amount of share repurchases authorized by the Board was $1.6 billion.

The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Shares repurchased	—	0.2
Average price per share	—	521.8
Value of shares repurchased	—	100.0
Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive are as follows (in millions):

	Three Months Ended March 31, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$29.5	$4.7	$(6.4)	$24.9
Other comprehensive income (loss) before reclassifications	4.6	(10.0)	(9.7)	—	(15.1)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	—	0.1	1.6
Net current-period other comprehensive income (loss)	6.1	(10.0)	(9.7)	0.1	(13.5)
Ending balance	$3.2	$19.5	$(5.0)	$(6.3)	$11.4

	Three Months Ended March 31, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.7	$20.4	$—	$(8.7)	$12.4
Other comprehensive income (loss) before reclassifications	2.8	16.8	(20.6)	—	(1.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.7)	(1.0)	—	0.2	(2.5)
Net current-period other comprehensive income (loss)	1.1	15.8	(20.6)	0.2	(3.5)
Ending balance	$1.8	$36.2	$(20.6)	$(8.5)	$8.9

NOTE 10.    SHARE-BASED COMPENSATION
In April 2020, the Company's shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 28,450,000 to 32,450,000. As of March 31, 2021, approximately 6.6 million shares were reserved for future issuance under the Company's stock plans. A maximum of approximately 2.9 million of these shares can be awarded as restricted stock units (“RSUs”).

Stock Option Information
A summary of stock option activity under all stock plans for the three months ended March 31, 2021, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	4.5	$305.06
Options granted	0.2	$740.73
Options exercised	(0.2)	$194.72
Options forfeited/expired	(0.1)	$572.55
Balance at March 31, 2021	4.4	$328.52
As of March 31, 2021, options to purchase an aggregate of 3.5 million shares of common stock were exercisable at a weighted average price of $252.72 per share.
Restricted Stock Units Information
A summary of RSUs activity under all stock plans for the three months ended March 31, 2021, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	1.8	$489.91
RSUs granted	0.5	$738.14
RSUs vested	(0.6)	$427.50
RSUs forfeited	—	$555.03
Unvested balance at March 31, 2021	1.7	$593.77
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $41.4 million and approximately 0.1 million shares for $36.6 million during the three months ended March 31, 2021, and 2020, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three months ended March 31, 2021, and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of sales – products	$15.3	$12.8
Cost of sales – services	5.7	5.5
Total cost of sales	21.0	18.3
Selling, general, and administrative	53.1	45.7
Research and development	30.1	27.2
Share-based compensation expense before income taxes	104.2	91.2
Income tax benefit	20.6	18.9
Share-based compensation expense after income taxes	$83.6	$72.3

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three months ended March 31, 2021, and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Stock Options
Risk-free interest rate	0.7%	0.9%
Expected term (in years)	4.3	4.3
Expected volatility	34%	28%
Fair value at grant date	$211.00	$133.25
ESPP
Risk-free interest rate	0.1%	1.5%
Expected term (in years)	1.2	1.1
Expected volatility	35%	27%
Fair value at grant date	$223.17	$149.85
NOTE 11.    INCOME TAXES
Income tax expense (benefit) for the three months ended March 31, 2021, was $13.6 million, or 3.0% of income before taxes, compared to $(8.1) million, or (2.6)% of income before taxes, for the three months ended March 31, 2020. The higher income tax expense for the three months ended March 31, 2021, was primarily due to higher pre-tax income.
The effective tax rates for the three months ended March 31, 2021, and 2020, differed from the U.S. federal statutory rate of 21% mainly due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The provision for income taxes for the three months ended March 31, 2021, and 2020, included excess tax benefits associated with employee equity plans of $73.4 million and $65.4 million, which reduced our effective tax rate by 16.4 and 21.2 percentage points, respectively.
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

NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$426.3	$313.5
Denominator:
Weighted average shares outstanding used in basic calculation	118.1	116.4
Add: dilutive effect of potential common shares	3.2	3.4
Weighted average shares outstanding used in diluted calculation	121.3	119.8
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$3.61	$2.69
Diluted	$3.51	$2.62
Share-based compensation awards of approximately 0.3 million and 1.0 million shares for the three months ended March 31, 2021, and 2020, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of March 31, 2021, and results of operations for the three months ended March 31, 2021, and 2020, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, the potential impact on our procedure volume, our acquisitions, our expected business, our expected new product introductions, the impacts of Extended Use Instruments, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: our ability to obtain accurate procedure volume and mix in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; disruption to our supply chain, including increased difficulties in obtaining a sufficient amount of materials in the semiconductor and other markets; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals or clearances from the U.S. Food and Drug Administration due to the effects of the COVID-19 pandemic; the evaluation of the risks of robotic-assisted surgery in the presence of infectious diseases; diversion of management and other resources to respond to COVID-19 outbreaks; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including Schölly Fiberoptic's robotic endoscope business and Orpheus Medical; procedure counts; regulatory approvals, clearances, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
Our da Vinci products fall into five broad categories: da Vinci Surgical Systems, da Vinci instruments and accessories, da Vinci Stapling, da Vinci Energy, and da Vinci Vision, including Firefly Fluorescence imaging systems (“Firefly”) and da Vinci Endoscopes. We also provide a comprehensive suite of services, training, and education programs. Within our integrated ecosystem, our hardware, software, and digital solutions are designed to decrease variability in surgery by offering dependable, consistent functionality and user experiences for surgeons seeking better outcomes. We take a holistic approach, offering intelligent technology and systems designed to work together to make MIS intervention more available and applicable.
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017, and the da Vinci SP Surgical System, commercialized in the third quarter of 2018. The da Vinci SP Surgical System accesses the body through a single incision while the other da Vinci Surgical Systems access the body through multiple incisions. We are early in the launch of our da Vinci SP Surgical System, and we have an installed base of 75 da Vinci SP Surgical Systems as of March 31, 2021. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received U.S. Food and Drug Administration (“FDA”) clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
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
During the first quarter of 2019, the FDA cleared our Ion endoluminal system to enable minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic procedures with this first application. We are introducing the Ion system in the U.S. in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We are early in the launch and have placed 50 Ion systems for commercial use as of March 31, 2021. Ion systems are not included in our da Vinci Surgical System installed base. We currently have 2 Ion systems placed with hospitals for gathering clinical data in addition to the systems placed for commercial use.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
COVID-19 Pandemic
Procedures
In the first quarter of 2020, prior to the spread of COVID-19, we experienced procedure growth trends consistent with those experienced in the fourth quarter of 2019, including strength in general surgery, growth in mature procedures in the U.S., and growth in OUS urology. Beginning in January 2020, we saw a substantial reduction in da Vinci procedures in China and, by early February 2020, procedures per week in China had declined by approximately 90% compared to the weekly procedure rates experienced in early January 2020. As the COVID-19 pandemic subsided in China in March 2020, da Vinci procedure volume began to recover and, by the end of the first quarter of 2020, China procedures per week were approximately 70% of the early January 2020 weekly procedure rate. As the COVID-19 pandemic spread to Western Europe and the U.S., we experienced a significant decline in da Vinci procedures in the last half of March 2020 to approximately 65% of the weekly procedure rate experienced earlier in the first quarter of 2020.
In the first quarter of 2021, in the U.S., the COVID-19 resurgence that affected procedures later in the fourth quarter of 2020 continued well into January 2021. Then, as COVID-19 cases subsided beginning in February 2021, da Vinci procedures experienced a steady improvement throughout February and March. In Europe, the spread of COVID-19 varied regionally, and procedure growth rates were mixed with strength in France and a year-over-year decline in the U.K. While there have been COVID-19 hot spots within some of our Asia Pacific markets, they tended to be isolated and, in general, procedures performed well. China growth was significantly higher than other regions, reflecting the severity of the COVID-19 impact on China during the first quarter of the prior year and the additional system installations during 2020.
The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of testing capabilities, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as government interventions. The impact of COVID-19 on our procedure volumes varies widely by country, region, and type. When COVID-19 infection rates spike in a particular region, procedure volumes have been negatively impacted and the diagnoses of new conditions and their related treatments have been deferred. While there is a backlog of patients, it is unpredictable when those patients will ultimately seek diagnosis and treatment and whether they will be treated through surgery. Based on our experience during 2020, we do not expect all markets, regions, and procedure types to recover at the same time or at the same pace.
System Demand
In the first quarter of 2020, customers in regions impacted by COVID-19 deferred decisions to purchase or lease systems into future quarters and, in some cases, indefinitely. However, in the first quarter of 2021, we experienced strong system demand. In general, we believe that the COVID-19 pandemic had less of an impact on hospital spending capacity and that customers recognize that da Vinci surgery meets their quadruple aim objectives better than other surgical approaches. More specifically, during the first quarter of 2021, system demand reflected procedure growth, hospitals purchasing systems in preparation for a post-COVID-19 pandemic environment, and hospitals upgrading their system portfolio to access and/or standardize on fourth generation capabilities.
General Increase in Risks
Capital markets and worldwide economies have been significantly impacted by the COVID-19 pandemic, and it is possible that factors related to the COVID-19 pandemic could cause a prolonged recession in local and/or global economies. Such an economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities, including our training and manufacturing operations, or the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to produce and ship our products and supply our customers. Any of these events could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Our Response
Our priorities and actions during the COVID-19 pandemic have been and remain as follows. First, we are focused on the health and safety of all those we serve – patients, customers, our communities, and our employees – implementing continuous updates to our health and safety policies and processes. Second, we are supporting our customers according to their priorities – clinical, operational, and economic – and ensuring continuity of supply by working with our suppliers and our distributors. Third, we are securing our workforce economically. We have built a valuable team over the years, and we believe they will be important in a recovery that follows the pandemic. Finally, we will continue to invest in our priority development programs while eliminating avoidable spend.
Business Model
Overview
We generate revenue from the placements of da Vinci Surgical Systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in operating lease transactions and usage-based models where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as the revenue from operating leases. The da Vinci Surgical System generally sells for between $0.5 million and $2.5 million, depending upon the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $600 and $3,500 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. Further, in late 2020, we launched our Extended Use Program (refer to further discussion immediately below) in the U.S. and Europe, with the intention to reduce the cost for customers to treat patients, which in turn will reduce the overall instruments and accessories revenue per procedure. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $80,000 and $190,000, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
Consistent with the da Vinci Surgical System model described above, we generate revenue from the placements of the Ion endoluminal system at the time of sale in or sales-type lease arrangements or over time in operating lease transactions and usage-based models. We generate revenue from the placements of the Ion system, and we earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service. Ion systems are presented separately from our da Vinci Surgical Systems installed base. We are introducing the Ion system in the U.S. in a measured fashion. For the three months ended March 31, 2021, Ion's contribution to revenue and gross margin was not significant.
Extended Use Program
In July 2020, we announced our "Extended Use Program," which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses ("Extended Use Instruments") compared to the current 10 use instruments. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments have been introduced in the U.S. and Europe in the fourth quarter of 2020. They are being introduced at various times throughout 2021 and 2022 in other geographies, depending on regulatory processes. In addition, simultaneous with the regional launches of Extended Use Instruments, we will lower the price of certain instruments that are most commonly used in lower acuity procedures and/or lower reimbursed procedures within the region. These actions will reduce the cost for customers to treat patients, which in turn will reduce our revenue per procedure. Based on 2019 volume and mix of procedures, our Extended Use Program and the reduced pricing on certain other instruments would have reduced 2019 annual instruments and accessories revenue by approximately $150 to $170 million. During the first quarter of 2021, we saw customers begin to adjust their instrument buying patterns to reduce their inventory levels to reflect the additional uses per instrument. In addition, we saw increased usage of Extended Use Instruments; however, we anticipate that full adoption will occur over the next few quarters as customers utilize their remaining 10 use instruments. We expect increased usage of Extended Use Instruments and customer buying patterns to continue to reduce instruments and accessories revenue per procedure over the next few quarters. The precise impact of these actions on future revenue will be dependent on the future volume and mix of procedures and whether cost elasticity will enable greater penetration into available markets.
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
Service revenue was $724 million in 2020, compared to $724 million in 2019 and $635 million in 2018. Service revenue remained unchanged, driven by the growth of the installed base of da Vinci Surgical Systems, offset by the effects of the Customer Relief Program that was implemented as a result of the COVID-19 pandemic in the second quarter of 2020. The installed base of da Vinci Surgical Systems grew 7% to approximately 5,989 at December 31, 2020; 12% to approximately 5,582 at December 31, 2019; and 13% to approximately 4,986 at December 31, 2018.
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
Intuitive System Leasing
Since 2013, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire systems and expand their robotic-assisted surgery programs while leveraging our balance sheet. These leases generally have commercially competitive terms as compared to other third-party entities that offer equipment leasing. We have also entered into usage-based arrangements with qualified customers that have committed da Vinci programs where we charge for the system and service as the systems are utilized. We include operating and sales-type leases, and systems placed under usage-based arrangements, in our system shipment and installed base disclosures. We exclude operating lease-related revenue, usage-based revenue, and Ion system revenue from our da Vinci Surgical System average selling price (“ASP”) computations.
In the years ended December 31, 2020, 2019, and 2018, we shipped 432, 425, and 272 da Vinci Surgical Systems, respectively, under lease and usage-based arrangements, of which 317, 384, and 229 systems, respectively, were operating lease and usage-based arrangements. Revenue from operating lease arrangements is generally recognized on a straight-line basis over the lease term. More recently, we have entered into usage-based arrangements with certain qualified customers whereby systems revenue and service revenue are recognized as the systems are used. We generally set operating lease and usage-based pricing at a modest premium relative to purchased systems reflecting the time value of money and, in the case of usage-based arrangements, the risk that system utilization may fall short of anticipated levels. The proportion of revenue recognized from usage-based arrangements has not been significant and has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $177 million, $107 million, and $51 million for the years ended December 31, 2020, 2019, and 2018, respectively. Generally, lease transactions generate similar gross margins as our sale transactions. As of December 31, 2020, a total of 901 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements.
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
Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty or other customer-specific factors. In addition, as customers continue to divert significant resources to the treatment of or the preparation to treat patients with COVID-19, we may be exposed to defaults under our lease financing arrangements. Moreover, usage-based arrangements generally contain no minimum payments; therefore, customers may exit such arrangements without paying a financial penalty to us. As a result of the COVID-19 pandemic, we anticipate that some customers will exit such arrangements or seek to amend the terms of our operating lease and usage-based arrangements with them.
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
Systems Revenue
System placements are driven by procedure growth in most markets. In some markets, systems placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage, system sales will precede procedure growth. System placements also vary due to seasonality largely aligned with hospital budgeting cycles. We typically place a higher proportion of annual system placements in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease and usage-based arrangements, recurring operating lease and usage-based revenue, operating lease buyouts, product mix, ASPs, trade-in activities, and customer mix. Systems revenue declined 12% to $1.18 billion in 2020. Systems revenue grew 19% to $1.35 billion in 2019 and 21% to $1.13 billion in 2018. Based on the factors outlined in the COVID-19 Pandemic section above, we believe that historical system shipment trends may not be a good indicator of future system shipments.
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
Procedure Seasonality
More than half of da Vinci procedures performed are for benign conditions, most notably hernia repairs, hysterectomies, and cholecystectomies. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer operations and surgeries for other life threatening conditions. Seasonality in the U.S. for procedures for benign conditions typically results in higher fourth quarter procedure volume when more patients have met annual deductibles and lower first quarter procedure volume when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods. As a result of the factors outlined in the COVID-19 Pandemic section above, including past and potentially future recommendations of authorities to defer elective procedures, historical procedure patterns may be disrupted.
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
Clearances and Approvals
We have generally obtained the clearances required to market our products associated with our da Vinci Surgical Multiport Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2019, we obtained regulatory clearances for the following products:
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
•In February 2019, we obtained FDA clearance for our Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. We are introducing the Ion endoluminal system in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 50 Ion systems for commercial use as of March 31, 2021.
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
•In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of March 31, 2021, we have sold 129 da Vinci Surgical Systems under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
Refer to the descriptions of our products that received regulatory clearances in 2021, 2020, and 2019 in the New Product Introductions section below.

The Japanese Ministry of Health, Labor, and Welfare (“MHLW”) considers reimbursement for procedures in April of even-numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical data/economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for robotic-assisted prostatectomy and partial nephrectomy, respectively. Most prostatectomies and partial nephrectomies were open procedures prior to da Vinci reimbursement. Da Vinci procedure reimbursement for robotic-assisted prostatectomy and partial nephrectomy procedures are higher than open and conventional laparoscopic procedure reimbursements. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. An additional 7 da Vinci procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that the adoption pace for these procedures will be similar to robotic-assisted prostatectomy or partial nephrectomy, given their higher reimbursement, or any other da Vinci procedure.
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
Worldwide Procedures
Our da Vinci systems and instruments are regulated independently in various countries and regions of the world. The discussion of indications for use and representative or target procedures is intended solely to provide an understanding of the market for da Vinci products and is not intended to promote for sale or use of any Intuitive product outside of its licensed or cleared labeling and indications for use.
The adoption of robotic-assisted surgery using the da Vinci Surgical System has the potential to grow for those procedures that offer greater patient value than to non-da Vinci alternatives and competitive total economics for healthcare providers. Our da Vinci Surgical Systems are used primarily in general surgery, gynecologic surgery, urologic surgery, cardiothoracic surgery, and head and neck surgery. We focus our organization and investments on developing, marketing, and training products and services for procedures in which da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal procedures, bariatrics, and cholecystostomies. Target procedures in gynecology include hysterectomy for both cancer and benign conditions. Target procedures in urology include prostatectomy and partial nephrectomy. In cardiothoracic surgery, target procedures include lobectomy. In head and neck surgery, target procedures include certain procedures resecting benign and malignant tumors classified as T1 and T2. Not all of the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci surgical systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
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
U.S. Procedures
Overall U.S. procedure volume with da Vinci Surgical Systems declined to approximately 876,000 in 2020, compared to approximately 883,000 in 2019 and approximately 753,000 in 2018. General surgery was our largest and fastest growing U.S. specialty in 2020 with procedure volume that grew to approximately 434,000 in 2020, compared to approximately 421,000 in 2019 and approximately 325,000 in 2018. Gynecology was our second largest U.S. surgical specialty in 2020 with procedure volume that declined to approximately 267,000 in 2020, compared to approximately 282,000 in 2019 and approximately 265,000 in 2018. Urology was our third largest U.S. surgical specialty in 2020 with procedure volume that declined to approximately 134,000 in 2020, compared to approximately 138,000 in 2019 and approximately 128,000 in 2018.
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

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 16% for the three months ended March 31, 2021, compared to approximately 10% for the three months ended March 31, 2020. The first quarter procedure results for both periods reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. We saw continued recovery and growth in most of the major procedure categories in the latter part of the first quarter of 2021, most notably in general surgery procedures (particularly bariatrics and cholecystectomies) and, to a lesser extent, gynecology and urology procedures. The rates of recovery in urology procedures continue to be impacted by the COVID-19 pandemic due to delays in both the diagnosis of and procedures in patient populations that are considered to be at higher risk from COVID-19 infections as well as for conditions that may progress more slowly.
U.S. Procedures. U.S. da Vinci procedures grew approximately 14% for the three months ended March 31, 2021, compared to approximately 9% for the three months ended March 31, 2020. The first quarter procedure results for both periods reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The U.S. procedure growth was largely attributable to general surgery procedures, most notably bariatric, cholecystectomy, and hernia procedures. Growth in the more mature gynecologic and urologic procedure categories was more moderate. During the COVID-19 pandemic, we believe patients have delayed non-urgent procedures to a greater extent than urgent procedures, particularly when patients are at higher risk of COVID-19.
OUS Procedures. OUS da Vinci procedures grew approximately 23% for the three months ended March 31, 2021, compared to approximately 12% for the three months ended March 31, 2020. The first quarter procedure results for both periods reflect significant procedure disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The OUS procedure growth was driven by continued growth in urology procedures, most notably partial nephrectomy and prostatectomy procedures, and earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. The OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. The COVID-19 outbreak in China during the first quarter of 2020, coupled with low COVID-19 rates in 2021, resulted in China's procedure volume significantly increasing in the first quarter of 2021 compared to the first quarter of 2020. We also saw strong procedure growth in France and South Korea, while the UK, India, and other regions saw significant disruption from the COVID-19 pandemic.
System Demand
We placed 298 da Vinci Surgical Systems in the first quarter of 2021, compared to 237 systems in the first quarter of 2020. The increase in systems placed reflects procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives.
While first quarter 2021 placements grew more than 25% compared with 2020, future demand for da Vinci Surgical Systems will be impacted by a number of factors: economic and geopolitical factors; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends; additional reimbursements in various global markets, including Japan: the timing around governmental tenders and authorizations, including China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments; and market response. Market acceptance of our recently launched da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
Demand may also be impacted by robotic-assisted surgery competition, including from companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson (including their wholly owned subsidiaries Auris Health, Inc. and Verb Surgical Inc.); Medicaroid, Inc.; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; MicroPort Scientific Corporation; Olympus Corporation; Samsung Group; Shandong Weigao Group Medical Polymer Company Ltd.; Smart Robot Technology Group Co. Ltd.; and Titan Medical Inc.
Many of the above factors will also impact future demand for our Ion system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.

New Product Introductions
SynchroSeal and E-100 Generator. In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. Following the FDA clearance, in February 2020, we received CE mark clearance for both products. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator. In August 2020, we received regulatory clearance in South Korea to market our E-100 generator. SynchroSeal is a single-use, bipolar, electrosurgical instrument intended for grasping, dissection, sealing, and transection of tissue. With its wristed articulation, rapid sealing cycle, and refined curved jaw, SynchroSeal offers enhanced versatility to the da Vinci Energy portfolio. The E-100 generator is an electrosurgical generator developed to power two key instruments – Vessel Sealer Extend and SynchroSeal – on the da Vinci X and da Vinci Xi Surgical Systems. The generator delivers high frequency energy for cutting, coagulation, and vessel sealing of tissues.
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
Ion endoluminal system. In February 2019, we obtained FDA clearance for the Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can articulate 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which allows physicians to navigate through small and tortuous airways to reach nodules in most airway segments within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. We are introducing Ion in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 50 Ion systems for commercial use as of March 31, 2021.
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

First Quarter 2021 Operational and Financial Highlights
•Total revenue increased by 18% to $1.29 billion for the three months ended March 31, 2021, compared to $1.10 billion for the three months ended March 31, 2020.
•Approximately 360,000 da Vinci procedures were performed during the three months ended March 31, 2021, an increase of 16% compared to approximately 310,000 for the three months ended March 31, 2020.
•Instruments and accessories revenue increased by 14% to $706 million for the three months ended March 31, 2021, compared to $618 million for the three months ended March 31, 2020.
•Systems revenue increased by 30% to $369 million for the three months ended March 31, 2021, compared to $283 million during the three months ended March 31, 2020.
•A total of 298 da Vinci Surgical Systems were shipped during the three months ended March 31, 2021, an increase of 26% compared to 237 systems during the three months ended March 31, 2020.
•As of March 31, 2021, we had a da Vinci Surgical System installed base of approximately 6,142 systems, an increase of approximately 8% compared to the installed base of approximately 5,669 systems as of March 31, 2020.
•Utilization of da Vinci systems, measured in terms of procedures per system per year, increased 8% relative to the first quarter of 2020.
•During the three months ended March 31, 2021, we placed 14 Ion systems for commercial use, an increase of 75% compared to 8 systems during the three months ended March 31, 2020.
•Gross profit as a percentage of revenue was 69.9% for the three months ended March 31, 2021, compared to 67.1% for the three months ended March 31, 2020.
•Operating income increased by 47% to $417 million for the three months ended March 31, 2021, compared to $283 million during the three months ended March 31, 2020. Operating income included $104 million and $91 million of share-based compensation expense related to employee stock plans and $6.9 million and $13.3 million of intangible asset-related charges for the three months ended March 31, 2021, and 2020, respectively.
•As of March 31, 2021, we had $7.23 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $361 million, compared to December 31, 2020, primarily as a result of cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures and taxes paid related to net share settlements of equity awards.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2021	% of Total Revenue	2020	% of Total Revenue
Revenue:
Product	$1,074.6	83%	$900.8	82%
Service	217.5	17%	198.7	18%
Total revenue	1,292.1	100%	1,099.5	100%
Cost of revenue:
Product	319.3	25%	296.7	27%
Service	70.2	5%	64.6	6%
Total cost of revenue	389.5	30%	361.3	33%
Product gross profit	755.3	58%	604.1	55%
Service gross profit	147.3	12%	134.1	12%
Gross profit	902.6	70%	738.2	67%
Operating expenses:
Selling, general and administrative	326.0	25%	308.1	28%
Research and development	159.8	12%	147.1	13%
Total operating expenses	485.8	37%	455.2	41%
Income from operations	416.8	33%	283.0	26%
Interest and other income, net	32.0	2%	25.1	2%
Income before taxes	448.8	35%	308.1	28%
Income tax expense (benefit)	13.6	1%	(8.1)	(1)%
Net income	435.2	34%	316.2	29%
Less: net income attributable to noncontrolling interest in joint venture	8.9	1%	2.7	—%
Net income attributable to Intuitive Surgical, Inc.	$426.3	33%	$313.5	29%

Total Revenue
Total revenue increased by 18% to $1.3 billion for the three months ended March 31, 2021, compared to $1.1 billion for the three months ended March 31, 2020, resulting from 30% higher systems revenue, driven by 26% higher system placements, 14% higher instruments and accessories revenue, driven by approximately 16% higher procedure volume partially offset by the impact of extended use instruments, and 9% higher service revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 23% and 21% for the three months ended March 31, 2021, and 2020, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the three months ended March 31, 2021, nor for the three months ended and March 31, 2020.
Revenue generated in the U.S. accounted for 66% and 71% of total revenue for the three months ended March 31, 2021, and the three months ended March 31, 2020, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

As the COVID-19 pandemic is expected to continue to cause a strain on hospital resources, as outlined in the COVID-19 Pandemic section above, we cannot reliably estimate the extent total revenue will be impacted in the second quarter of 2021 and beyond.
The following table summarizes our revenue and system unit shipments for the three months ended March 31, 2021, and 2020, respectively (in millions, except percentages and unit shipments):

	Three Months Ended March 31,
	2021	2020
Revenue
Instruments and accessories	$705.9	$617.5
Systems	368.7	283.3
Total product revenue	1,074.6	900.8
Services	217.5	198.7
Total revenue	$1,292.1	$1,099.5
United States	$847.5	$781.6
OUS	444.6	317.9
Total revenue	$1,292.1	$1,099.5
% of Revenue – U.S.	66%	71%
% of Revenue – OUS	34%	29%

Instruments and accessories	$705.9	$617.5
Services	217.5	198.7
Operating lease revenue	59.0	39.1
Total recurring revenue	$982.4	$855.3
% of Total revenue	76%	78%

Da Vinci Surgical Systems Shipments by Region:
U.S. unit shipments	190	182
OUS unit shipments	108	55
Total unit shipments*	298	237
*Systems shipped under operating leases (included in total unit shipments)	127	77

Da Vinci Surgical Systems Shipments involving System Trade-ins:
Unit shipments involving trade-ins	132	136
Unit shipments not involving trade-ins	166	101

Ion Systems Shipments	14	8

Product Revenue
Product revenue increased by 19% to $1.07 billion for the three months ended March 31, 2021, compared to $0.90 billion for the three months ended March 31, 2020.
Instruments and accessories revenue increased by 14% to $706 million for the three months ended March 31, 2021, compared to $618 million for the three months ended March 31, 2020. The increase in instruments and accessories revenue was driven primarily by procedure growth of approximately 16%, partially offset by customer buying patterns. The first quarter 2021 U.S. procedure growth was approximately 14%, driven by growth in general surgery procedures, most notably bariatric, cholecystectomy, and hernia repair procedures, as well as moderate growth in the more mature gynecologic and urologic procedures categories. The first quarter 2021 OUS procedure growth was approximately 23%, driven by continued growth in urology procedures, most notably partial nephrectomy and prostatectomy procedures, and earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the first quarter 2021 OUS procedure growth was driven by procedure expansion in China, France, South Korea, Japan, and Germany, while procedures declined in the UK.
Systems revenue increased by 30% to $369 million for the three months ended March 31, 2021, compared to $283 million for the three months ended March 31, 2020. The higher first quarter 2021 systems revenue was primarily driven by higher system shipments, higher operating lease revenue, higher first quarter 2021 ASPs, and higher lease buyouts, partially offset by a higher proportion of system shipments under operating leases.
During the first quarter of 2021, a total of 298 da Vinci Surgical Systems were shipped compared to 237 systems during the first quarter of 2020. By geography, 190 systems were shipped into the U.S., 59 into Europe, 44 into Asia, and 5 into other markets during the first quarter of 2021, compared to 182 systems shipped into the U.S., 25 into Europe, 27 into Asia, and 3 into other markets during the first quarter of 2020. The increase in systems shipments was primarily driven by procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci Xi and da Vinci X systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives.
We shipped 137 and 121 da Vinci Surgical Systems under lease arrangements, of which 127 and 77 systems were classified as operating leases for the three months ended March 31, 2021, and 2020, respectively. Operating lease revenue was $59.0 million for the three months ended March 31, 2021, compared to $39.1 million for the three months ended March 31, 2020. Systems placed as operating leases represented 43% of total shipments during the first quarter of 2021, compared to 32% during the first quarter of 2020. A total of 1,006 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of March 31, 2021, compared to 721 as of March 31, 2020. Revenue from Lease Buyouts was $19.1 million for the three months ended March 31, 2021, compared to $12.2 million for the three months ended March 31, 2020. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.65 million for the three months ended March 31, 2021, compared to approximately $1.44 million for the three months ended March 31, 2020. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 9% to $218 million for the three months ended March 31, 2021, compared to $199 million for the three months ended March 31, 2020. The increase in service revenue was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended March 31, 2021, increased 25% to $755 million, representing 70.3% of product revenue, compared to $604 million, representing 67.1% of product revenue, for the three months ended March 31, 2020. The higher product gross profit for the three months ended March 31, 2021, was primarily driven by higher product revenue and higher product gross profit margin. The higher product gross profit margin for the three months ended March 31, 2021, was primarily driven by higher system first quarter 2021 ASPs, lower year-over-year costs associated with da Vinci Si product transitions, lower freight costs, and lower intangible assets amortization expense.
Product gross profit for the three months ended March 31, 2021, and 2020, included share-based compensation expense of $15.3 million and $12.8 million, respectively, and intangible assets amortization expense of $4.2 million and $8.8 million, respectively.
Service gross profit for the three months ended March 31, 2021, increased 10% to $147 million, representing 67.7% of service revenue, compared to $134 million, representing 67.5% of service revenue, for the three months ended March 31, 2020. The higher service gross profit for the three months ended March 31, 2021, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, and higher service gross profit margin. The higher service gross profit margin for the three months ended March 31, 2021, was primarily driven by lower intangible assets amortization expense.
Service gross profit for the three months ended March 31, 2021, and 2020, included share-based compensation expense of $5.7 million and $5.5 million, respectively, and intangible assets amortization expense of $0.3 million and $0.9 million, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended March 31, 2021, increased by 6% to $326 million, compared to $308 million for the three months ended March 31, 2020. The increase in selling, general and administrative expenses for the three months ended March 31, 2021, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher variable compensation, and increased infrastructure to support our growth, partially offset by lower marketing, travel, and training expenses.
Selling, general and administrative expenses for the three months ended March 31, 2021, and 2020, included share-based compensation expense of $53.1 million and $45.7 million, respectively, and intangible assets amortization expense of $1.7 million and $1.7 million, respectively.
Our spending in the first quarter of 2021 reflected a continued curtailment of certain costs as a result of the COVID-19 pandemic, including travel, marketing events, surgeon training, clinical trials, and other related expenses. We expect that these costs will increase to the extent that the impact of COVID-19 decreases and decline to the extent that the impact of COVID-19 increases. However, we will continue to support our customers, invest in innovation focused on the quadruple aim, and invest in manufacturing and our supply chain to ensure supply for our customers. We will manage the hiring of volume-related roles, such as sales representatives and manufacturing employees, to meet the needs of the business.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended March 31, 2021, increased by 9% to $160 million, compared to $147 million for the three months ended March 31, 2020. The increases in research and development expenses for the three months ended March 31, 2021, were primarily driven by higher personnel-related expenses and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, informatics, advanced instrumentation, advanced imaging, and future generations of robotics, partially offset by lower intangible asset-related charges.
Research and development expenses for the three months ended March 31, 2021, and 2020, included share-based compensation expense of $30.1 million and $27.2 million, respectively, and intangible asset charges of $0.7 million and $1.9 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended March 31, 2021, and 2020, was $32.0 million, and $25.1 million, respectively. The increase in interest and other income, net, for the three months ended March 31, 2021, was primarily driven by unrealized gains on investments resulting from strategic arrangements, partially offset by lower interest income earned, despite higher cash and investment balances, due to the decline in average interest rates. During the first quarter of 2021, the Company recorded unrealized gains on strategic investments of approximately $14 million.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the three months ended March 31, 2021, was $13.6 million, or 3.0% of income before taxes, compared to $(8.1) million, or (2.6)% of income before taxes, for the three months ended March 31, 2020. The higher income tax expense for the three months ended March 31, 2021, was primarily due to higher pre-tax income.
Our effective tax rate for the three months ended March 31, 2021, and 2020, differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
Our provision for income taxes for the three months ended March 31, 2021, and 2020, included excess tax benefits associated with employee equity plans of $73.4 million and $65.4 million, which reduced our effective tax rate by 16.4 and 21.2 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three months ended March 31, 2021, and 2020, was $8.9 million and $2.7 million, respectively. The increase in net income attributable to noncontrolling interest in Joint Venture was primarily due to increased sales in China during the three months ended March 31, 2021.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.36 billion to $7.23 billion as of March 31, 2021, from $6.87 billion as of December 31, 2020, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures and taxes paid related to net share settlements of equity awards.
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
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2020, for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the three months ended March 31, 2021, and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in)
Operating activities	$477.6	$352.8
Investing activities	(597.0)	(117.1)
Financing activities	(102.2)	(178.7)
Effect of exchange rates on cash, cash equivalents, and restricted cash	0.8	(0.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(220.8)	$56.2

Operating Activities
For the three months ended March 31, 2021, net cash provided by operating activities of $478 million exceeded our net income of $435 million, primarily due to the following reasons:
1.Our net income included non-cash charges of $212 million, consisting primarily of the following significant items: share-based compensation of $103 million; depreciation expense and losses on the disposal of property, plant, and equipment of $65 million; deferred income taxes of $45 million; gain on investments, accretion, and amortization, net, of $13 million; and amortization of intangible assets of $7 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $169 million of cash used by operating activities during the three months ended March 31, 2021. Prepaid expenses and other assets increased by $73 million, primarily due to an increase in prepaid taxes, driven by the timing of tax payments, and an increase in leasing. Inventory, including the effect of systems inventory built and transferred to property, plant, and equipment as a result of systems placed under operating lease and usage-based arrangements, increased by $41 million, primarily due to build-up to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters. Refer to further details in the supplemental cash flow information in Note 4 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I. Accrued compensation and employee benefits decreased by $40 million, primarily due to the payments of 2020 incentive compensation. Other liabilities decreased by $31 million, primarily due to the timing of payments. Accounts receivable increased by $14 million, primarily due to the timing of collections. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $24 million increase in accounts payable, primarily due to the timing of billings.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021, consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $530 million, the acquisition of property and equipment of $59 million, and the acquisition of a business, net of cash acquired, of $9 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2021, consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee stock purchases of $178 million and the payment of deferred purchase consideration from prior acquisitions of $8 million, partially offset by proceeds from stock option exercises and employee stock purchases of $84 million.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to exceed $300 million in both 2021 and 2022. We intend to fund these needs with cash generated from operations.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance, or potential significance, to the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2021, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
ITEM 1A.    RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factor set forth below updates, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
RISKS RELATING TO OUR BUSINESS
OUR RELIANCE ON SOLE AND SINGLE SOURCE SUPPLIERS AND OUR ABILITY TO PURCHASE AT ACCEPTABLE PRICES A SUFFICIENT AMOUNT OF MATERIALS, PARTS, AND COMPONENTS COULD HARM OUR ABILITY TO MEET DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.
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
In addition, our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components from our suppliers. For example, we have experienced, and could continue to experience, increased difficulties in obtaining a sufficient amount of materials in the semiconductor market, as prices of such materials increased and global supply has become more limited due to the increased demand for chips to support expansion of server and cloud networks as a greater proportion of the global population worked remotely, the introduction of 5G, and the continued electrification of vehicles. We engage in activities to seek to mitigate such supply disruptions by, for example, increasing our communications with our suppliers and modifying our purchase order coverage and inventory levels. If our timely access to adequate quantities of these important supply-chain materials in the semiconductor or other markets is adversely impacted, our ability to meet customer demand could be affected, which could negatively impact our results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended March 31, 2021.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1 to January 31, 2021	—	$—	—	$1.6	billion
February 1 to February 28, 2021	—	$—	—	$1.6	billion
March 1 to March 31, 2021	—	$—	—	$1.6	billion
Total during quarter ended March 31, 2021	—	$—	—
(1) Since March 2009, we have had an active stock repurchase program. As of March 31, 2021, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when the Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.6 billion represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2021. The authorized stock repurchase program does not have an expiration date.
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

3.2
Amended and Restated Bylaws of Intuitive Surgical, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: April 21, 2021