Form 10-Q
period 2021-06-30
INTUITIVE SURGICAL INC
filed 2021-07-21
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 118,747,607 shares of Common Stock, $0.001 par value per share, outstanding as of July 15, 2021.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,615.5	1,622.6
Short-term investments	2,823.7	3,488.8
Accounts receivable, net	699.9	645.5
Inventory	569.7	601.5
Prepaids and other current assets	307.8	267.5
Total current assets	6,016.6	6,625.9
Property, plant, and equipment, net	1,651.2	1,577.3
Long-term investments	3,295.6	1,757.7
Deferred tax assets	394.4	367.7
Intangible and other assets, net	594.9	503.6
Goodwill	344.3	336.7
Total assets	$12,297.0	$11,168.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117.9	$81.6
Accrued compensation and employee benefits	254.0	235.0
Deferred revenue	360.0	350.3
Other accrued liabilities	272.7	298.3
Total current liabilities	1,004.6	965.2
Other long-term liabilities	412.9	444.6
Total liabilities	1,417.5	1,409.8
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of June 30, 2021, and December 31, 2020	—	—
Common stock, 300.0 shares authorized, $0.001 par value, 118.7 shares and 117.7 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	0.1	0.1
Additional paid-in capital	6,804.4	6,445.2
Retained earnings	4,022.7	3,261.3
Accumulated other comprehensive income	10.3	24.9
Total Intuitive Surgical, Inc. stockholders’ equity	10,837.5	9,731.5
Noncontrolling interest in joint venture	42.0	27.6
Total stockholders’ equity	10,879.5	9,759.1
Total liabilities and stockholders’ equity	$12,297.0	$11,168.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2021	2020	2021	2020
Revenue:
Product	$1,236.0	$721.8	$2,310.6	$1,622.6
Service	228.0	130.3	445.5	329.0
Total revenue	1,464.0	852.1	2,756.1	1,951.6
Cost of revenue:
Product	374.0	283.8	693.3	580.5
Service	66.3	65.4	136.5	130.0
Total cost of revenue	440.3	349.2	829.8	710.5
Gross profit	1,023.7	502.9	1,926.3	1,241.1
Operating expenses:
Selling, general and administrative	350.2	279.1	676.2	587.2
Research and development	162.3	143.2	322.1	290.3
Total operating expenses	512.5	422.3	998.3	877.5
Income from operations	511.2	80.6	928.0	363.6
Interest and other income, net	15.0	26.6	47.0	51.7
Income before taxes	526.2	107.2	975.0	415.3
Income tax expense	3.2	37.0	16.8	28.9
Net income	523.0	70.2	958.2	386.4
Less: net income attributable to noncontrolling interest in joint venture	5.8	2.2	14.7	4.9
Net income attributable to Intuitive Surgical, Inc.	$517.2	$68.0	$943.5	$381.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$4.36	$0.58	$7.98	$3.27
Diluted	$4.25	$0.57	$7.77	$3.19
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	118.6	116.8	118.3	116.6
Diluted	121.6	119.7	121.5	119.7

Total comprehensive income	$521.4	$83.5	$943.3	$396.4
Less: comprehensive income attributable to noncontrolling interest	5.3	2.1	14.4	5.0
Total comprehensive income attributable to Intuitive Surgical, Inc.	$516.1	$81.4	$928.9	$391.4
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2021	2020
Operating activities:
Net income	$958.2	$386.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	132.8	102.5
Amortization of intangible assets	14.5	24.7
Loss (gain) on investments, accretion, and amortization, net	(4.3)	(2.4)
Deferred income taxes	(24.0)	52.5
Share-based compensation expense	211.3	186.5
Amortization of contract acquisition assets	10.0	8.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(59.6)	136.9
Inventory	(92.4)	(120.1)
Prepaids and other assets	(177.0)	(95.5)
Accounts payable	38.2	(3.6)
Accrued compensation and employee benefits	19.0	(83.0)
Deferred revenue	10.6	4.1
Other liabilities	(17.0)	(14.5)
Net cash provided by operating activities	1,020.3	582.7
Investing activities:
Purchase of investments	(3,507.7)	(1,426.8)
Proceeds from sales of investments	72.1	800.7
Proceeds from maturities of investments	2,596.9	1,298.6
Purchase of property, plant, and equipment and intellectual property	(134.3)	(215.2)
Acquisition of businesses, net of cash	(8.7)	(37.7)
Net cash provided by (used in) investing activities	(981.7)	419.6
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	153.7	154.0
Taxes paid related to net share settlement of equity awards	(187.9)	(155.1)
Repurchase of common stock	—	(100.0)
Payment of deferred purchase consideration	(9.7)	(30.0)
Net cash used in financing activities	(43.9)	(131.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.6)	(1.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7.9)	869.6
Cash, cash equivalents, and restricted cash, beginning of period	1,638.5	1,182.6
Cash, cash equivalents, and restricted cash, end of period	$1,630.6	$2,052.2
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2020, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 10, 2021. The results of operations for the first six months of fiscal year 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company’s business is highly uncertain and difficult to predict. In certain regions, the Company’s customers continue to divert resources to treat COVID-19 patients and defer some elective surgical procedures, both of which may impact the Company’s customers’ ability to meet their obligations, including to the Company. Furthermore, economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. However, the magnitude and overall effectiveness of these actions remains uncertain.
The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be materially adversely affected by delays in payments of outstanding receivables, supply chain disruptions, including shortages and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. For example, we have experienced, and could continue to experience, increased difficulties in obtaining a sufficient amount of materials in the semiconductor and other markets. We are engaged in activities to seek to mitigate such supply disruptions by, for example, increasing our communications with our suppliers and modifying our purchase order coverage and inventory levels. As of the date of issuance of these Financial Statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.
Recent Accounting Pronouncements
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s consolidated financial statements.

Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance, or potential significance, to the Company.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of June 30, 2021, and December 31, 2020 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2021
Cash	$717.6	$—	$—	$—	$717.6	$717.6	$—	$—
Level 1:
Money market funds	867.7	—	—	—	867.7	867.7	—	—
U.S. treasuries	2,521.7	13.5	(2.4)	—	2,532.8	3.0	962.4	1,567.4
Subtotal	3,389.4	13.5	(2.4)	—	3,400.5	870.7	962.4	1,567.4
Level 2:
Commercial paper	749.1	—	—	—	749.1	27.2	721.9	—
Corporate debt securities	2,086.3	6.9	(2.0)	—	2,091.2	—	888.6	1,202.6
U.S. government agencies	580.4	0.9	(0.3)	—	581.0	—	178.0	403.0
Municipal securities	194.1	1.5	(0.2)	—	195.4	—	72.8	122.6
Subtotal	3,609.9	9.3	(2.5)	—	3,616.7	27.2	1,861.3	1,728.2
Total assets measured at fair value	$7,716.9	$22.8	$(4.9)	$—	$7,734.8	$1,615.5	$2,823.7	$3,295.6

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2020
Cash	$644.3	$—	$—	$—	$644.3	$644.3	$—	$—
Level 1:
Money market funds	625.8	—	—	—	625.8	625.8	—	—
U.S. treasuries	2,626.8	23.0	—	—	2,649.8	212.5	1,567.9	869.4
Subtotal	3,252.6	23.0	—	—	3,275.6	838.3	1,567.9	869.4
Level 2:
Commercial paper	671.3	—	—	—	671.3	64.1	607.2	—
Corporate debt securities	1,425.4	11.9	(0.2)	—	1,437.1	3.4	1,036.5	397.2
U.S. government agencies	716.5	2.5	—	—	719.0	72.5	233.6	412.9
Municipal securities	119.8	2.0	—	—	121.8	—	43.6	78.2
Subtotal	2,933.0	16.4	(0.2)	—	2,949.2	140.0	1,920.9	888.3
Total assets measured at fair value	$6,829.9	$39.4	$(0.2)	$—	$6,869.1	$1,622.6	$3,488.8	$1,757.7

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of June 30, 2021 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,846.5	$2,853.9
Mature in one to five years	3,285.1	3,295.6
Total	$6,131.6	$6,149.5
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains recognized on the sale of investments were not material for the three and six months ended June 30, 2021, and $6.9 million and $8.3 million for the three and six months ended June 30, 2020, respectively. Gross realized losses recognized on the sale of investments were not material for any of the periods presented.
The Company’s investment portfolio at any point in time contains available-for-sale debt securities including investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the six months ended June 30, 2021, the credit losses related to available-for-sales debt securities were not significant.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2020 Carrying Value	Changes in Fair Value (1)	Sales/Purchases	June 30, 2021 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$60.1	$11.4	$(71.5)	$—	$—	$—
Equity investments without readily determinable value (Level 2)	$30.2	$14.5	$3.4	$48.1	$—	$48.1

(1) Recorded in Interest and other income, net.
The Company recognized a $14.5 million increase in fair value, which was reflected in Interest and other income, net, due to changes in observable prices for certain equity investments that had been held at cost, because they lacked readily determinable market values. Additionally, in January 2021, the Company sold all of its shares of Teladoc Health, Inc. ("Teladoc"), a publicly traded company, for $71.5 million and recognized a gain of $11.4 million, which was reflected in Interest and other income, net. This gain was offset by a $7.5 million loss recognized upon the settlement of a corresponding derivative collar contract. There were no decreases in fair value reflected in net income due to impairments.
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Recognized gains/(losses) in Interest and other income, net	$(4.0)	$(1.7)	$7.4	$1.9
Foreign exchange gains/(losses) related to balance sheet re-measurement	$5.0	$1.7	$(6.0)	$(6.9)
Additionally, in January 2021, the Company settled a collar contract previously entered into to hedge its equity investment in Teladoc Health, Inc. For the six months ended June 30, 2021, a loss of $7.5 million was recognized in Interest and other income, net.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Notional amounts:
Forward contracts	$194.2	$154.3	$301.4	$309.8
Gross fair value recorded in:
Prepaids and other current assets	$4.2	$0.9	$2.6	$0.7
Other accrued liabilities	$0.5	$4.3	$0.8	$5.4

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Inventory	June 30, 2021	December 31, 2020
Raw materials	$175.0	$184.1
Work-in-process	65.5	75.6
Finished goods	329.2	341.8
Total inventory	$569.7	$601.5

	As of
Prepaids and other current assets	June 30, 2021	December 31, 2020
Prepaid taxes	$78.7	$28.9
Equity investments	—	60.1
Net investment in sales-type leases – short-term	94.4	81.1
Other prepaids and other current assets	134.7	97.4
Total prepaids and other current assets	$307.8	$267.5

	As of
Other accrued liabilities–short-term	June 30, 2021	December 31, 2020
Taxes payable	$58.8	$47.2
Current portion of deferred purchase consideration payments	20.6	10.4
Current portion of contingent consideration	1.8	15.1
Other accrued liabilities	191.5	225.6
Total other accrued liabilities–short-term	$272.7	$298.3

	As of
Other long-term liabilities	June 30, 2021	December 31, 2020
Income taxes–long-term	$288.3	$305.6
Deferred revenue–long-term	32.0	32.1
Other long-term liabilities	92.6	106.9
Total other long-term liabilities	$412.9	$444.6
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Six Months Ended June 30,
	2021	2020
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$139.4	$79.0
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$14.3	$34.0
Deferred payments and contingent consideration related to business combinations and asset acquisitions	$7.8	$4.1

NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2021	2020	2021	2020
Instruments and accessories	$577.5	$315.6	$1,078.3	$760.0
Systems	277.6	139.3	480.3	338.1
Services	150.7	80.6	294.7	219.0
Total U.S. revenue	$1,005.8	$535.5	$1,853.3	$1,317.1

Outside of U.S. (“OUS”)
Instruments and accessories	$218.9	$145.2	$424.0	$318.3
Systems	162.0	121.7	328.0	206.2
Services	77.3	49.7	150.8	110.0
Total OUS revenue	$458.2	$316.6	$902.8	$634.5

Total
Instruments and accessories	$796.4	$460.8	$1,502.3	$1,078.3
Systems	439.6	261.0	808.3	544.3
Services	228.0	130.3	445.5	329.0
Total revenue	$1,464.0	$852.1	$2,756.1	$1,951.6
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of this amount relates to performance obligations in the Company’s service contracts that will be satisfied and recognized as revenue in future periods. In addition, non-lease elements associated with the Company’s lease arrangements are primarily comprised of service contracts that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations and the non-lease elements associated with lease arrangements was $1,700 million as of June 30, 2021. The remaining performance obligations are expected to be satisfied over the term of the individual sales arrangements, which generally are 5 years. Service revenue associated with the lease arrangements will generally be recognized over the service period, which generally coincides with the lease term.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2021	December 31, 2020
Contract assets	$43.4	$34.6
Deferred revenue	$392.0	$382.3
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
During the three and six months ended June 30, 2021, the Company recognized $99.3 million and $250.2 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2020. During the three and six months ended June 30, 2020, the Company recognized $54.6 million and $191.6 million of revenue, respectively, net of the impact of the Customer Relief Program, that was included in the deferred revenue balance as of December 31, 2019.

Intuitive System Leasing
The following table presents revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales-type lease revenue	$84.0	$16.8	$101.3	$71.8
Operating lease revenue	$67.3	$42.2	$126.3	$81.3
For the three and six months ended June 30, 2021, and 2020, variable lease revenue relating to usage-based arrangements was not material.
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and six months ended June 30, 2021, and 2020, bad debt expense was not significant.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of lease and trade receivables as hospital cash flows are impacted by their response to the COVID-19 pandemic and deferral of elective surgical procedures.
NOTE 6.    LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2021	December 31, 2020
Gross lease receivables	$344.7	286.1
Unearned income	(11.1)	(11.1)
Subtotal	333.6	275.0
Allowance for credit loss	(4.1)	(4.4)
Net investment in sales-type leases	$329.5	$270.6
Reported as:
Prepaids and other current assets	$94.4	81.1
Intangible and other assets, net	235.1	189.5
Total, net	$329.5	270.6
Contractual maturities of gross lease receivables at June 30, 2021, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$52.4
2022	93.4
2023	77.1
2024	66.5
2025	42.1
2026 and thereafter	13.2
Total	$344.7

The Company enters into sales-type leases with certain qualified customers to purchase its systems. Sales-type leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. The allowance for loan loss is based on the Company’s assessment of current expected lifetime loss on lease receivables. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the lease receivable balances, and current economic conditions that may affect a customer’s ability to pay. Lease receivables are considered past due 90 days after invoice.
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key credit quality indicator for the purposes of determining credit quality. The following table presents credit quality by class of net investment in sales-type lease as of June 30, 2021. The following table summarizes the amortized cost basis by year of origination and credit quality indicator as of June 30, 2021 (in millions):

	2021	2020	2019	2018	2017	Prior	Net Investment
Credit Rating:
High	$45.5	$51.9	$30.2	$6.0	$3.5	$1.3	$138.4
Moderate	62.4	84.6	21.8	15.6	4.1	1.1	189.6
Low	0.8	3.1	—	0.9	0.5	0.3	5.6
Total	$108.7	$139.6	$52.0	$22.5	$8.1	$2.7	$333.6
For the three and six months ended June 30, 2021, and 2020, credit losses related to net investment in sales-type leases were not significant.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions in 2021
There were no material acquisitions for the three and six months ended June 30, 2021.
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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2020	$336.7
Acquisition activity	8.0
Translation and other	(0.4)
Balance at June 30, 2021	$344.3

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of June 30, 2021, and December 31, 2020 (in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$219.3	$(165.5)	$53.8	$198.4	$(158.7)	$39.7
Distribution rights and others	26.3	(15.9)	10.4	91.9	(77.4)	14.5
Customer relationships	31.7	(11.9)	19.8	59.0	(35.8)	23.2
Total intangible assets	$277.3	$(193.3)	$84.0	$349.3	$(271.9)	$77.4
Amortization expense related to intangible assets was $7.5 million and $12.4 million for the three months ended June 30, 2021, and 2020, respectively. Amortization expense related to intangible assets was $14.5 million and $24.7 million for the six months ended June 30, 2021, and 2020, respectively.
The estimated future amortization expense related to intangible assets as of June 30, 2021, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$12.2
2022	23.6
2023	19.0
2024	14.7
2025	9.9
2026 and thereafter	4.6
Total	$84.0
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
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,585,658, 8,479,969, 9,113,874, 8,998,058, 8,991,677, 9,084,601, and 8,616,431. A claim construction hearing occurred on October 1, 2018, and the court issued a scheduling order on December 28, 2018. On March 20, 2019, the court granted the Company’s Motion to Stay pending an Inter Partes Review to be held at the Patent Trademark and Appeals Board to review patentability of six of the seven patents noted above and vacated the trial date. On August 1, 2019, the court granted the parties’ joint stipulation to modify the stay in light of Ethicon’s U.S. International Trade Commission (“USITC”) complaint against Intuitive involving U.S. Patent Nos. 8,479,969 and 9,113,874, discussed below.
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
On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369 (“’369”), 7,490,749 (“’749”), 9,844,379 (“’379”), 9,113,874 (“’874”), and 8,479,969 (“’969”). On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company’s EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. In March 2020, Ethicon dismissed its claims concerning the ’749 patent. The evidentiary hearing took place in February 2021. On June 8, 2021, the Chief Administrative Law Judge issued an Initial Determination concluding that (1) the accused products do not infringe the asserted claims in the ’874 or ’969 patents; (2) the asserted claims in the ’874 and ’969 patents are invalid; (3) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’369 patent; (4) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’379 patent; and (5) the Company was estopped from contending that the asserted claims in the ’379 patent are invalid. A Final Determination Date has been set for October 8, 2021. The Company has filed a Petition for Review of Initial Determination with the USITC challenging the Initial Determination with regard to the ’369 and ’379 patents. Ethicon has filed a Petition for Review of Initial Determination challenging the Initial Determination with regard to the validity of the ’969 patent and the Initial Determination’s finding that the accused SureForm and associated reload cartridges do not infringe the ’969 patent. Ethicon has not challenged the Initial Determination with regard to the findings relating specifically to the accused EndoWrist staplers and associated reload cartridges. An unfavorable ruling by the USITC could result in a prohibition on importing the accused SureForm products into the U.S. or necessitating workarounds. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
Commercial Litigation
On February 27, 2019, Restore Robotics LLC and Restore Repair LLC (“Restore”) filed a complaint alleging anti-trust claims against the Company. On May 13, 2019, Restore filed an amended complaint alleging anti-trust claims relating to the da Vinci Surgical System and EndoWrist service, maintenance, and repair processes. On September 16, 2019, the Court partially granted and partially denied the Company’s Motion to Dismiss the amended complaint.

On September 30, 2019, the Company filed an answer denying the anti-trust allegations and filed a counterclaim against Restore. The Company filed amended counterclaims after the Court partially granted and partially denied Restore’s Motion to Dismiss the counterclaim. The amended counterclaims allege that Restore violated the Federal Lanham Act, the Federal Computer Fraud and Abuse Act, and Florida’s Deceptive and Unfair Trade Practices Act and that Restore is also liable to the Company for Unfair Competition and Tortious Interference with Contract. On January 7, 2020, the Court denied Restore’s Motion to Dismiss the amended counterclaims.
In its initial scheduling order, the Court stated that it anticipated trial in this case to occur in or before February 2022. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
On September 28, 2020, Rebotix Repair Inc. (“Rebotix”) filed a complaint alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The complaint was formally served on the Company on October 6, 2020. On March 8, 2021, the Court partially granted and partially denied the Company’s Motion to Dismiss the complaint. The Company filed an answer denying the anti-trust allegations and filed counterclaims against Rebotix. The counterclaims allege that Rebotix violated the Federal Lanham Act and Florida’s Deceptive and Unfair Trade Practices Act and that Rebotix is also liable to the Company for Tortious Interference with Contract.
In its initial scheduling order, the Court stated that it anticipated trial in this case to occur in or around March 2022. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Similar to the claims asserted in the Restore case, on May 10, 2021, Surgical Instrument Service Company, Inc. (“SIS”) filed a complaint in the Northern District of California Court alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Company has agreed to accept service of the complaint and expects to file a Motion to Dismiss in July 2021. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Three class action complaints have been filed against the Company in the Northern District of California Court alleging anti-trust allegations relating to the service and repair of certain instruments manufactured by the Company. A complaint by Larkin Community Hospital was filed on May 20, 2021, a complaint by Franciscan Alliance, Inc. and King County Public Hospital District No. 1 was filed on July 6, 2021, and a complaint by Kaleida Health was filed on July 8, 2021. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	118.4	$0.1	$6,627.3	$3,514.7	$11.4	$10,153.5	$36.7	$10,190.2
Issuance of common stock through employee stock plans	0.3	—	69.7			69.7		69.7
Shares withheld related to net share settlement of equity awards	—	—	(0.7)	(9.2)		(9.9)		(9.9)
Share-based compensation expense related to employee stock plans			108.1			108.1		108.1
Net income attributable to Intuitive Surgical, Inc.				517.2		517.2		517.2
Other comprehensive income (loss)					(1.1)	(1.1)	(0.5)	(1.6)
Net income attributable to noncontrolling interest in joint venture						—	5.8	5.8
Ending balance	118.7	$0.1	$6,804.4	$4,022.7	$10.3	$10,837.5	$42.0	$10,879.5

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	116.6	$0.1	$5,926.8	$2,570.9	$8.9	$8,506.7	$23.8	$8,530.5
Issuance of common stock through employee stock plans	0.4	—	62.7			62.7		62.7
Shares withheld related to net share settlement of equity awards	—	—	(0.3)	(5.9)		(6.2)		(6.2)
Share-based compensation expense related to employee stock plans			95.9			95.9		95.9
Net income attributable to Intuitive Surgical, Inc.				68.0		68.0		68.0
Other comprehensive income (loss)					13.4	13.4	(0.1)	13.3
Net income attributable to noncontrolling interest in joint venture						—	2.2	2.2
Ending balance	117.0	$0.1	$6,085.1	$2,633.0	$22.3	$8,740.5	$25.9	$8,766.4

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	117.7	$0.1	$6,445.2	$3,261.3	$24.9	$9,731.5	$27.6	$9,759.1
Issuance of common stock through employee stock plans	1.2		153.7			153.7		153.7
Shares withheld related to net share settlement of equity awards	(0.2)		(5.8)	(182.1)		(187.9)		(187.9)
Share-based compensation expense related to employee stock plans			211.3			211.3		211.3
Net income attributable to Intuitive Surgical, Inc.				943.5		943.5		943.5
Other comprehensive income (loss)					(14.6)	(14.6)	(0.3)	(14.9)
Net income attributable to noncontrolling interest in joint venture						—	14.7	14.7
Ending balance	118.7	$0.1	$6,804.4	$4,022.7	$10.3	$10,837.5	$42.0	$10,879.5

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	116.0	$0.1	$5,756.8	$2,494.5	$12.4	$8,263.8	$20.9	$8,284.7
Adoption of new accounting standard				(0.1)		(0.1)		(0.1)
Issuance of common stock through employee stock plans	1.5	—	154.0			154.0		154.0
Shares withheld related to net share settlement of equity awards	(0.3)	—	(7.0)	(148.1)		(155.1)		(155.1)
Share-based compensation expense related to employee stock plans			186.5			186.5		186.5
Repurchase and retirement of common stock	(0.2)	—	(5.2)	(94.8)		(100.0)		(100.0)
Net income attributable to Intuitive Surgical, Inc.				381.5		381.5		381.5
Other comprehensive income (loss)					9.9	9.9	0.1	10.0
Net income attributable to noncontrolling interest in joint venture						—	4.9	4.9
Ending balance	117.0	$0.1	$6,085.1	$2,633.0	$22.3	$8,740.5	$25.9	$8,766.4
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of June 30, 2021, the remaining amount of share repurchases authorized by the Board was $1.6 billion.
The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares repurchased	—	—	—	0.2
Average price per share	—	—	$—	$521.83
Value of shares repurchased	—	—	$—	$100.0
Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive are as follows (in millions):

	Three Months Ended June 30, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$3.2	$19.5	$(5.0)	$(6.3)	$11.4
Other comprehensive income (loss) before reclassifications	0.5	(6.0)	4.9	—	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	—	—	0.1	(0.5)
Net current-period other comprehensive income (loss)	(0.1)	(6.0)	4.9	0.1	(1.1)
Ending balance	$3.1	$13.5	$(0.1)	$(6.2)	$10.3

	Three Months Ended June 30, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$1.8	$36.2	$(20.6)	$(8.5)	$8.9
Other comprehensive income (loss) before reclassifications	—	11.6	6.8	—	18.4
Amounts reclassified from accumulated other comprehensive income (loss)	(1.4)	(3.7)	—	0.1	(5.0)
Net current-period other comprehensive income (loss)	(1.4)	7.9	6.8	0.1	13.4
Ending balance	$0.4	$44.1	$(13.8)	$(8.4)	$22.3

	Six Months Ended June 30, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$29.5	$4.7	$(6.4)	$24.9
Other comprehensive income (loss) before reclassifications	5.1	(16.0)	(4.8)	—	(15.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	—	—	0.2	1.1
Net current-period other comprehensive income (loss)	6.0	(16.0)	(4.8)	0.2	(14.6)
Ending balance	$3.1	$13.5	$(0.1)	$(6.2)	$10.3

	Six Months Ended June 30, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.7	$20.4	$—	$(8.7)	$12.4
Other comprehensive income (loss) before reclassifications	2.8	28.4	(13.8)	—	17.4
Amounts reclassified from accumulated other comprehensive income (loss)	(3.1)	(4.7)	—	0.3	(7.5)
Net current-period other comprehensive income (loss)	(0.3)	23.7	(13.8)	0.3	9.9
Ending balance	$0.4	$44.1	$(13.8)	$(8.4)	$22.3

NOTE 10.    SHARE-BASED COMPENSATION
In April 2021, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 32,450,000 to 34,450,000. As of June 30, 2021, approximately 8.7 million shares were reserved for future issuance under the Company’s stock plans. A maximum of approximately 3.8 million of these shares can be awarded as restricted stock units (“RSUs”).

Stock Option Information
A summary of stock option activity under all stock plans for the six months ended June 30, 2021, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	4.5	$305.06
Options granted	0.2	$744.83
Options exercised	(0.5)	$213.18
Options forfeited/expired	(0.1)	$564.48
Balance at June 30, 2021	4.1	$335.91
As of June 30, 2021, options to purchase an aggregate of 3.3 million shares of common stock were exercisable at a weighted average price of $264.33 per share.
Restricted Stock Units Information
A summary of RSUs activity under all stock plans for the six months ended June 30, 2021, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	1.8	$489.91
RSUs granted	0.6	$742.47
RSUs vested	(0.7)	$428.83
RSUs forfeited	(0.1)	$563.37
Unvested balance at June 30, 2021	1.6	$601.49
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.1 million shares for $41.4 million and approximately 0.1 million shares for $36.6 million during the six months ended June 30, 2021, and 2020, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2021, and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales – products	$16.6	$14.2	$31.9	$27.0
Cost of sales – services	5.2	5.2	10.9	10.7
Total cost of sales	21.8	19.4	42.8	37.7
Selling, general, and administrative	55.7	49.6	108.8	95.3
Research and development	32.6	27.4	62.7	54.6
Share-based compensation expense before income taxes	110.1	96.4	214.3	187.6
Income tax benefit	22.5	20.0	43.1	38.9
Share-based compensation expense after income taxes	$87.6	$76.4	$171.2	$148.7

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and six months ended June 30, 2021, and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock Options
Risk-free interest rate	0.8%	0.4%	0.7%	0.8%
Expected term (in years)	4.0	4.2	4.3	4.3
Expected volatility	27%	38%	33%	30%
Fair value at grant date	$190.94	$165.18	$209.89	$138.24
ESPP
Risk-free interest rate	—	—	0.1%	1.5%
Expected term (in years)	—	—	1.2	1.1
Expected volatility	—	—	35%	27%
Fair value at grant date	—	—	$223.17	$149.85
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended June 30, 2021, was $3.2 million, or 0.6% of income before taxes, compared to $37.0 million, or 34.5% of income before taxes, for the three months ended June 30, 2020. Income tax expense for the six months ended June 30, 2021, was $16.8 million, or 1.7% of income before taxes, compared to $28.9 million, or 7.0% of income before taxes, for the six months ended June 30, 2020.
The effective tax rate for the three and six months ended June 30, 2021, and 2020, differs from the U.S. federal statutory rate of 21% mainly due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The effective tax rate for the three and six months ended June 30, 2021, included a one-time benefit of $66.4 million from re-measurement of the Company’s Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets. The effective tax rate for the three and six months ended June 30, 2020, reflected a one-time increase of $36.8 million in unrecognized tax benefits with a corresponding increase to income tax expense. This increase was related to intercompany charges for share-based compensation for relevant periods prior to 2020, triggered by the finalization of a Ninth Circuit Court of Appeals opinion (the “Ninth Circuit Opinion”) involving an independent third party. The Company has been treating share-based compensation expense in accordance with the Ninth Circuit Opinion since 2020.
The provision for income taxes for the three and six months ended June 30, 2021, included excess tax benefits associated with employee equity plans of $43.6 million and $117.0 million, which reduced our effective tax rate by 8.3 and 12.0 percentage points, respectively. The provision for income taxes for the three and six months ended June 30, 2020, included excess tax benefits associated with employee equity plans of $31.6 million and $97.0 million, which reduced our effective tax rate by 29.4 and 23.3 percentage points, respectively.
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

NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$517.2	$68.0	$943.5	$381.5
Denominator:
Weighted average shares outstanding used in basic calculation	118.6	116.8	118.3	116.6
Add: dilutive effect of potential common shares	3.0	2.9	3.2	3.1
Weighted average shares outstanding used in diluted calculation	121.6	119.7	121.5	119.7
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$4.36	$0.58	$7.98	$3.27
Diluted	$4.25	$0.57	$7.77	$3.19
Share-based compensation awards of approximately 0.4 million and 1.1 million shares for the three months ended June 30, 2021, and 2020, respectively, and approximately 0.4 million and 1.1 million shares for the six months ended June 30, 2021, and 2020, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of June 30, 2021, and results of operations for the three and six months ended June 30, 2021, and 2020, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, the potential impact on our procedure volume, our acquisitions, our expected business, our expected new product introductions, the impacts of Extended Use Instruments, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: our ability to obtain accurate procedure volume and mix in the midst of the COVID-19 pandemic; the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; disruption to our supply chain, including increased difficulties in obtaining a sufficient amount of materials in the semiconductor and other markets; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals or clearances from the U.S. Food and Drug Administration due to the effects of the COVID-19 pandemic; the evaluation of the risks of robotic-assisted surgery in the presence of infectious diseases; diversion of management and other resources to respond to COVID-19 outbreaks; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including Schölly Fiberoptic’s robotic endoscope business and Orpheus Medical; procedure counts; regulatory approvals, clearances, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and other periodic filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017, and the da Vinci SP Surgical System, commercialized in the third quarter of 2018. The da Vinci SP Surgical System accesses the body through a single incision while the other da Vinci Surgical Systems access the body through multiple incisions. We are still in a measured launch of our da Vinci SP Surgical System, and we have an installed base of 79 da Vinci SP Surgical Systems as of June 30, 2021. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received U.S. Food and Drug Administration (“FDA”) clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
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
During the first quarter of 2019, the FDA cleared our Ion endoluminal system to enable minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic procedures with this first application. We are introducing the Ion system in the U.S. in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We are early in the launch and have placed 70 Ion systems for commercial use as of June 30, 2021. Ion systems are not included in our da Vinci Surgical System installed base. We currently have 1 Ion system placed with a hospital for gathering clinical data in addition to the systems placed for commercial use.
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
In the second quarter of 2020, procedures per week in the U.S. continued to decline in April, reaching approximately 30% of pre-COVID-19 levels, followed by steady recovery in May and June, as COVID-19 cases dropped and elective procedures were permitted. However, with the resurgence of COVID-19 cases in the last two weeks of June, we experienced a corresponding decline in da Vinci procedures. The impact of COVID-19 in Europe during the second quarter of 2020 varied by country with procedures in Italy, France, and the UK declining more steeply, while Germany experienced a year-over-year increase in procedures. In China, procedures per week continued to increase to a level consistent with the early January 2020 weekly procedure rate. We experienced little impact on the procedure volume in Korea and Japan in the second quarter of 2020.
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
In the second quarter of 2021, as the U.S continued its broad rollout of vaccinations, COVID-19 cases and hospitalizations decreased, and procedure volumes recovered, partially attributed to the performance of a number of procedures that were deferred during the pandemic. In Europe, the rollout of vaccinations and spread of COVID-19 varied regionally, and procedure growth rates were mixed with notable recovery in the U.K. We continue to see the impacts of regional resurgences of COVID-19 cases within the Asia Pacific markets with growth in India, Taiwan, and Japan lagging behind that of other markets. China growth continued to be strong year over year, primarily reflecting the growth in the system installed base.
The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of vaccinations, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as government interventions. The impact of COVID-19 on our procedure volumes varies widely by country, region, and type. When COVID-19 infection rates spike in a particular region, procedure volumes have been negatively impacted and the diagnoses of new conditions and their related treatments have been deferred. While there is a backlog of patients, it is unpredictable when those patients will ultimately seek diagnosis and treatment and whether they will be treated through surgery. Based on our experience during 2020, we do not expect all markets, regions, and procedure types to recover at the same time or at the same pace.

System Demand
In the first and second quarters of 2020, customers in regions impacted by COVID-19 deferred decisions to purchase or lease systems into future quarters and, in some cases, indefinitely. However, in the first and second quarters of 2021, we experienced strong system demand. In general, we believe that the COVID-19 pandemic had less of an impact on hospital spending capacity and that customers recognize that da Vinci surgery meets their quadruple aim objectives better than other surgical approaches. More specifically, during the first and second quarters of 2021, system demand reflected procedure growth, hospitals purchasing systems in preparation for a post-COVID-19 pandemic environment, and hospitals upgrading their system portfolio to access and/or standardize on fourth generation capabilities.
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
As COVID-19 vaccination rates increase and cases decline, we have enhanced our focus on evaluating and implementing our return-to-office strategy. We intend to remain flexible, allowing many of our employees to work remotely on at least a partial basis, while maintaining productivity and our culture. Our top priority in this process continues to be the health and safety of our employees.
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
Consistent with the da Vinci Surgical System model described above, we generate revenue from the placements of the Ion endoluminal system at the time of sale in or sales-type lease arrangements or over time in operating lease transactions and usage-based models. We generate revenue from the placements of the Ion system, and we earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service. Ion systems are presented separately from our da Vinci Surgical Systems installed base. We are introducing the Ion system in the U.S. in a measured fashion. For the three and six months ended June 30, 2021, Ion’s contribution to revenue and gross margin was not significant.

Extended Use Program
In July 2020, we announced our "Extended Use Program," which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses ("Extended Use Instruments") compared to the current 10 use instruments. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments have been introduced in the U.S. and Europe in the fourth quarter of 2020 and have launched in most other countries around the world in the first half of 2021, except China due to regulatory timelines. They will continue to be introduced at various times throughout the remainder of 2021 and 2022 in other geographies, depending on regulatory processes. In addition, simultaneous with the regional launches of Extended Use Instruments, we will lower the price of certain instruments that are most commonly used in lower acuity procedures and/or lower reimbursed procedures within the region. These actions will reduce the cost for customers to treat patients, which in turn will reduce our revenue per procedure. Based on 2019 volume and mix of procedures, our Extended Use Program and the reduced pricing on certain other instruments would have reduced 2019 annual instruments and accessories revenue by approximately $150 to $170 million. In the U.S. and Europe, during the first half of 2021, we saw customers begin to adjust their instrument buying patterns to reduce their inventory levels to reflect the additional uses per instrument. In addition, we saw increased usage of Extended Use Instruments; however, we anticipate that full cutover will occur over the next few quarters as customers utilize their remaining 10 use instruments. We expect increased usage of Extended Use Instruments and customer buying patterns to continue to reduce instruments and accessories revenue per procedure over the next few quarters. The precise impact of these actions on future revenue will be dependent on the future volume and mix of procedures and whether cost elasticity will enable greater penetration into available markets.
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
In the years ended December 31, 2020, 2019, and 2018, we shipped 432, 425, and 272 da Vinci Surgical Systems, respectively, under lease and usage-based arrangements, of which 317, 384, and 229 systems, respectively, were operating lease and usage-based arrangements. Revenue from operating lease arrangements is generally recognized on a straight-line basis over the lease term or, in the case of usage-based arrangements, as the systems are used. We generally set operating lease and usage-based pricing at a modest premium relative to purchased systems reflecting the time value of money and, in the case of usage-based arrangements, the risk that system utilization may fall short of anticipated levels. The proportion of revenue recognized from usage-based arrangements has not been significant and has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $177 million, $107 million, and $51 million for the years ended December 31, 2020, 2019, and 2018, respectively. As revenue from operating lease and usage-based arrangements is recognized over time, total systems revenue growth is reduced in a period when the number of operating lease and usage-based placements increases as a proportion of total system placements. Generally, lease transactions generate similar gross margins as our sale transactions. As of December 31, 2020, a total of 901 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements.
Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty or other customer-specific factors. In addition, as customers continue to divert resources to the treatment of or the preparation to treat patients with COVID-19, we may be exposed to defaults under our lease financing arrangements. Moreover, usage-based arrangements generally contain no minimum payments; therefore, customers may exit such arrangements without paying a financial penalty to us. As a result of the COVID-19 pandemic, we anticipate that some customers will exit such arrangements or seek to amend the terms of our operating lease and usage-based arrangements with them.
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
Clearances and Approvals
We have generally obtained the clearances required to market our products associated with our da Vinci Surgical Multiport Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2019, we obtained regulatory clearances for the following products:
•In late 2020 and early 2021, we obtained FDA clearance, CE mark clearance, and regulatory clearances in most of our significant markets to market our Extended Use Instruments.
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
•In February 2019, we obtained FDA clearance for our Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. We are introducing the Ion endoluminal system in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 70 Ion systems for commercial use as of June 30, 2021.

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
•In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of June 30, 2021, we have sold 142 da Vinci Surgical Systems under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
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
Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 68% for the three months ended June 30, 2021, as compared with the same period in the prior year. Total da Vinci procedures declined approximately 19% for the three months ended June 30, 2020, as compared to the same period in 2019. Total da Vinci procedures performed by our customers grew approximately 39% for the six months ended June 30, 2021, as compared with the same period in the prior year. Total da Vinci procedures declined approximately 5% for the six months ended June 30, 2020. The second quarter and year-to-date procedure results for both periods reflect impacts from the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. We saw continued recovery and growth in most of the major procedure categories in the second quarter of 2021, most notably in general surgery procedures (particularly bariatrics, hernia repair, and cholecystectomies) and, to a lesser extent, gynecology and urology procedures. The rates of recovery in urology procedures continue to be impacted by the COVID-19 pandemic due to delays in both the diagnosis of and procedures in patient populations that are considered to be at higher risk from COVID-19 infections as well as for conditions that may progress more slowly.
U.S. Procedures. U.S. da Vinci procedures grew approximately 77% for the three months ended June 30, 2021, as compared with the same period in the prior year. U.S. da Vinci procedures declined approximately 24% for the three months ended June 30, 2020. U.S. da Vinci procedures grew approximately 41% for the six months ended June 30, 2021, as compared with the same period in the prior year. U.S. da Vinci procedures declined approximately 8% for the six months ended June 30, 2020. As noted in the COVID-19 Pandemic section above, the U.S. procedure results for the three and six months ended June 30, 2020, reflected significant disruption caused by the COVID-19 pandemic. During the three and six months ended June 30, 2021, as COVID-19 infection and hospitalization rates declined, da Vinci procedure volumes recovered, as a number of procedures deferred during the pandemic were performed, particularly in the second quarter. By procedure category, U.S. procedure growth was largely attributable to general surgery procedures, most notably bariatric, hernia repair, and cholecystectomy procedures. Additionally, we saw growth in the more mature gynecologic and urologic procedure categories, albeit at lower rates than the growth in general surgery procedures.
OUS Procedures. OUS da Vinci procedures grew approximately 51% for the three months ended June 30, 2021, as compared with the same period in the prior year. OUS da Vinci procedures declined approximately 7% for the three months ended June 30, 2020. OUS da Vinci procedures grew approximately 36% for the six months ended June 30, 2021, compared to approximately 2% for the six months ended June 30, 2020. As noted in the COVID-19 Pandemic section above, the OUS procedure results for the three and six months ended June 30, 2020, reflected significant disruption caused by the COVID-19 pandemic. Similar to U.S. procedures above, during the three and six months ended June 30, 2021, OUS da Vinci procedure volumes experienced recovery, as a number of procedures deferred during the pandemic were performed, particularly in the second quarter. By procedure category, OUS procedure growth was driven by earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures as well as continued growth in urology procedures, most notably partial nephrectomy and prostatectomy procedures. The OUS procedure growth rate also reflects continued da Vinci adoption in European and Asian markets. In China, the COVID-19 outbreak during the first quarter of 2020, coupled with low COVID-19 rates in 2021, resulted in China’s procedure volume significantly increasing in the first six months of 2021 compared to the first six months of 2020. We also saw strong procedure growth in the UK and France, while India, Taiwan, Japan, and other regions saw disruption from the COVID-19 pandemic.
System Demand
We placed 328 da Vinci Surgical Systems in the second quarter of 2021, compared to 178 systems in the second quarter of 2020. The increase in systems placed reflects the significant disruption experienced as a result of the COVID-19 pandemic in the second quarter of 2020, as well as procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives.
While second quarter 2021 placements grew 84% compared with 2020, future demand for da Vinci Surgical Systems will be impacted by a number of factors: economic and geopolitical factors; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment; procedure growth rates;

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
Demand may also be impacted by robotic-assisted surgery competition, including from companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field. A few of these companies include, but are not limited to, Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson (including their wholly owned subsidiaries Auris Health, Inc. and Verb Surgical Inc.); Medicaroid Corporation; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; MicroPort Scientific Corporation; Olympus Corporation; Samsung Group; Shandong Weigao Group Medical Polymer Company Ltd.; Smart Robot Technology Group Co. Ltd.; and Titan Medical Inc.
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
Ion endoluminal system. In February 2019, we obtained FDA clearance for the Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can articulate 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which allows physicians to navigate through small and tortuous airways to reach nodules in most airway segments within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. We are introducing Ion in a measured fashion while we optimize training pathways and our supply chain and collect additional clinical data. We have placed 70 Ion systems for commercial use as of June 30, 2021.

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
Second Quarter 2021 Operational and Financial Highlights
•Total revenue increased by 72% to $1.46 billion for the three months ended June 30, 2021, compared to $0.85 billion for the three months ended June 30, 2020. The compound annual growth rate between the second quarter of 2019 and the second quarter of 2021 was 15%.
•Approximately 408,000 da Vinci procedures were performed during the three months ended June 30, 2021, an increase of 68% compared to approximately 242,000 for the three months ended June 30, 2020. The compound annual growth rate between the second quarter of 2019 and the second quarter of 2021 was 16.5%.
•Instruments and accessories revenue increased by 73% to $796 million for the three months ended June 30, 2021, compared to $461 million for the three months ended June 30, 2020.
•Systems revenue increased by 68% to $440 million for the three months ended June 30, 2021, compared to $261 million during the three months ended June 30, 2020.
•A total of 328 da Vinci Surgical Systems were shipped during the three months ended June 30, 2021, an increase of 84% compared to 178 systems during the three months ended June 30, 2020.
•As of June 30, 2021, we had a da Vinci Surgical System installed base of approximately 6,335 systems, an increase of approximately 10% compared to the installed base of approximately 5,764 systems as of June 30, 2020.
•Utilization of da Vinci systems, measured in terms of procedures per system per year, increased 55% relative to the second quarter of 2020. The compound annual growth rate between the second quarter of 2019 and the second quarter of 2021 was 6%.
•During the three months ended June 30, 2021, we placed 20 Ion systems for commercial use, compared to 3 systems during the three months ended June 30, 2020.
•Gross profit as a percentage of revenue was 69.9% for the three months ended June 30, 2021, compared to 59.0% for the three months ended June 30, 2020.
•Operating income increased by 534% to $511 million for the three months ended June 30, 2021, compared to $81 million during the three months ended June 30, 2020. Operating income included charges for share-based compensation of $110 million and $96 million related to employee stock plans and $10.9 million and $14.6 million of intangible asset-related charges for the three months ended June 30, 2021, and 2020, respectively.
•As of June 30, 2021, we had $7.73 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $866 million, compared to December 31, 2020, primarily as a result of cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures and taxes paid related to net share settlements of equity awards.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	% of total revenue	2020	% of total revenue	2021	% of total revenue	2020	% of total revenue
Revenue:
Product	$1,236.0	84%	$721.8	85%	$2,310.6	84%	$1,622.6	83%
Service	228.0	16%	130.3	15%	445.5	16%	329.0	17%
Total revenue	1,464.0	100%	852.1	100%	2,756.1	100%	1,951.6	100%
Cost of revenue:
Product	374.0	25%	283.8	33%	693.3	25%	580.5	30%
Service	66.3	5%	65.4	8%	136.5	5%	130.0	7%
Total cost of revenue	440.3	30%	349.2	41%	829.8	30%	710.5	37%
Product gross profit	862.0	59%	438.0	52%	1,617.3	59%	1,042.1	53%
Service gross profit	161.7	11%	64.9	7%	309.0	11%	199.0	10%
Gross profit	1,023.7	70%	502.9	59%	1,926.3	70%	1,241.1	63%
Operating expenses:
Selling, general and administrative	350.2	24%	279.1	33%	676.2	24%	587.2	30%
Research and development	162.3	11%	143.2	17%	322.1	12%	290.3	15%
Total operating expenses	512.5	35%	422.3	50%	998.3	36%	877.5	45%
Income from operations	511.2	35%	80.6	9%	928.0	34%	363.6	18%
Interest and other income, net	15.0	1%	26.6	3%	47.0	1%	51.7	3%
Income before taxes	526.2	36%	107.2	12%	975.0	35%	415.3	21%
Income tax expense (benefit)	3.2	—%	37.0	4%	16.8	—%	28.9	1%
Net income	523.0	36%	70.2	8%	958.2	35%	386.4	20%
Less: net income attributable to noncontrolling interest in joint venture	5.8	1%	2.2	—%	14.7	1%	4.9	—%
Net income attributable to Intuitive Surgical, Inc.	$517.2	35%	$68.0	8%	$943.5	34%	$381.5	20%

Total Revenue
Total revenue increased by 72% to $1.5 billion for the three months ended June 30, 2021, compared to $0.9 billion for the three months ended June 30, 2020, resulting from 68% higher systems revenue, driven by 84% higher system placements, 73% higher instruments and accessories revenue, driven by approximately 68% higher procedure volume, and 75% higher service revenue. Total revenue increased by 41% to $2.8 billion for the six months ended June 30, 2021, compared to $2.0 billion for the six months ended June 30, 2020, resulting from 49% higher systems revenue, driven by 51% higher system placements, 39% higher instruments and accessories revenue, driven by approximately 39% higher procedure volume, and 35% higher service revenue. In conjunction with our 2020 COVID-19 Customer Relief Program implemented in the second quarter of 2020, service revenue was reduced by $59 million for the three and six months ended June 30, 2020 for service fee credits provided to customers.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 21% and 22% for the three and six months ended June 30, 2021, respectively, and 26% and 23% for the three and six months ended 2020, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the three and six months ended June 30, 2021, nor for the three and six months ended and June 30, 2020.
Revenue generated in the U.S. accounted for 69% and 67% of total revenue for the three and six months ended June 30, 2021, and 63% and 67% for the three and six months ended June 30, 2020, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
As the COVID-19 pandemic is expected to continue to cause a strain on hospital resources, as outlined in the COVID-19 Pandemic section above, we cannot reliably estimate the extent total revenue will be impacted in the third quarter of 2021 and beyond.
The following table summarizes our revenue and system unit shipments for the three and six months ended June 30, 2021, and 2020, respectively (in millions, except percentages and unit shipments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Instruments and accessories	$796.4	$460.8	$1,502.3	$1,078.3
Systems	439.6	261.0	808.3	544.3
Total product revenue	1,236.0	721.8	2,310.6	1,622.6
Services	228.0	130.3	445.5	329.0
Total revenue	$1,464.0	$852.1	$2,756.1	$1,951.6
United States	$1,005.8	$535.4	$1,853.3	$1,317.0
OUS	458.2	316.7	902.8	634.6
Total revenue	$1,464.0	$852.1	$2,756.1	$1,951.6
% of Revenue – U.S.	69%	63%	67%	67%
% of Revenue – OUS	31%	37%	33%	33%

Instruments and accessories	$796.4	$460.8	$1,502.3	$1,078.3
Services	228.0	130.3	445.5	329.0
Operating lease revenue	67.3	42.3	126.3	81.5
Total recurring revenue	$1,091.7	$633.4	$2,074.1	$1,488.8
% of Total revenue	75%	74%	75%	76%

Da Vinci Surgical Systems Shipments by Region:
U.S. unit shipments	213	106	403	288
OUS unit shipments	115	72	223	127
Total unit shipments*	328	178	626	415
*Systems shipped under operating leases (included in total unit shipments)	108	52	235	129

Da Vinci Surgical Systems Shipments involving System Trade-ins:
Unit shipments involving trade-ins	125	72	257	208
Unit shipments not involving trade-ins	203	106	369	207

Ion Systems Shipments	20	3	34	11

Product Revenue
Three Months Ended June 30, 2021
Product revenue increased by 71% to $1.24 billion for the three months ended June 30, 2021, compared to $0.72 billion for the three months ended June 30, 2020.
Instruments and accessories revenue increased by 73% to $796 million for the three months ended June 30, 2021, compared to $461 million for the three months ended June 30, 2020. The increase in instruments and accessories revenue was driven primarily by procedure growth of approximately 68% as well as higher sales of our advanced technology instruments, including our stapling and energy instruments. The second quarter 2021 U.S. procedure growth was approximately 77%, driven by growth in general surgery procedures, most notably bariatric, hernia repair, and cholecystectomy procedures, as well as moderate growth in the more mature gynecologic and urologic procedures categories. The second quarter 2021 OUS procedure growth was approximately 51%, driven by earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures and continued growth in urology procedures, most notably partial nephrectomy and prostatectomy procedures. Both growth rates were positively impacted by the disruption caused by the COVID-19 pandemic in 2020, as noted in the COVID-19 Pandemic section above. Geographically, the second quarter 2021 OUS procedure growth was driven by procedure expansion in China, the UK, and France, while procedures declined in Taiwan.
Systems revenue increased by 68% to $440 million for the three months ended June 30, 2021, compared to $261 million for the three months ended June 30, 2020. The higher second quarter 2021 systems revenue was primarily driven by higher system shipments, higher operating lease revenue, and higher lease buyouts, partially offset by lower second quarter 2021 ASPs and a higher proportion of system shipments under operating leases.
During the second quarter of 2021, a total of 328 da Vinci Surgical Systems were shipped compared to 178 systems during the second quarter of 2020. By geography, 213 systems were shipped into the U.S., 63 into Europe, 41 into Asia, and 11 into other markets during the second quarter of 2021, compared to 106 systems shipped into the U.S., 18 into Europe, 48 into Asia, and 6 into other markets during the second quarter of 2020. The increase in systems shipments was primarily driven by decisions in the second quarter of 2020 by customers to defer purchases or leases of systems into future quarters as a result of the COVID-19 pandemic, as well as procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci Xi and da Vinci X systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives.
We shipped 168 and 61 da Vinci Surgical Systems under lease arrangements, of which 108 and 52 systems were classified as operating leases for the three months ended June 30, 2021, and 2020, respectively. Operating lease revenue was $67.3 million for the three months ended June 30, 2021, compared to $42.3 million for the three months ended June 30, 2020. Systems placed as operating leases represented 33% of total shipments during the second quarter of 2021, compared to 29% during the second quarter of 2020. A total of 1,073 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of June 30, 2021, compared to 758 as of June 30, 2020. Revenue from Lease Buyouts was $26.1 million for the three months ended June 30, 2021, compared to $9.4 million for the three months ended June 30, 2020. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.55 million for the three months ended June 30, 2021, compared to approximately $1.65 million for the three months ended June 30, 2020. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Six Months Ended June 30, 2021
Product revenue increased by 42% to $2.3 billion for the six months ended June 30, 2021, compared to $1.6 billion for the six months ended June 30, 2020.
Instruments and accessories revenue increased by 39% to $1.50 billion for the six months ended June 30, 2021, compared to $1.08 billion for the six months ended June 30, 2020. The increase in instruments and accessories revenue was driven primarily by procedure growth of approximately 39%. The year-to-date 2021 U.S. procedure growth was approximately 41%, driven by growth in general surgery procedures, most notably bariatric, hernia repair, and cholecystectomy, procedures, as well as moderate growth in the more mature gynecologic and urologic procedures categories. The year-to-date 2021 OUS procedure growth was approximately 36%, driven by earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures and continued growth in urology procedures, most notably partial nephrectomy and prostatectomy procedures. Both growth rates were positively impacted by the disruption caused by the COVID-19 pandemic in 2020, as noted in the COVID-19 Pandemic section above. Geographically, the year-to-date 2021 OUS procedure growth was driven by procedure expansion in China, the UK, France, and South Korea.

Systems revenue increased by 49% to $808 million for the six months ended June 30, 2021, compared to $544 million for the six months ended June 30, 2020. The higher year-to-date 2021 systems revenue was primarily driven by higher system shipments, higher operating lease revenue, higher year-to-date 2021 ASPs, and higher lease buyouts, partially offset by a higher proportion of system shipments under operating leases.
During the six months ended June 30, 2021, a total of 626 da Vinci Surgical Systems were shipped compared to 415 systems during the six months ended June 30, 2020. By geography, 403 systems were shipped into the U.S., 122 into Europe, 85 into Asia, and 16 into other markets during the six months ended June 30, 2021, compared to 288 systems shipped into the U.S., 43 into Europe, 75 into Asia, and 9 into other markets during the six months ended June 30, 2020. The increase in systems shipments was primarily driven by decisions in the second quarter of 2020 by customers to defer purchases or leases of systems into future quarters as a result of the COVID-19 pandemic, as well as procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci Xi and da Vinci X systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives.
We shipped 305 and 182 da Vinci Surgical Systems under lease arrangements, of which 235 and 129 systems were classified as operating leases for the six months ended June 30, 2021, and 2020, respectively. Operating lease revenue was $126.3 million for the six months ended June 30, 2021, compared to $81.5 million for the six months ended June 30, 2020. Systems placed as operating leases represented 38% of total shipments during the six months ended June 30, 2021, compared to 31% during the six months ended June 30, 2020. Revenue from Lease Buyouts was $45.2 million for the six months ended June 30, 2021, compared to $21.6 million for the six months ended June 30, 2020. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.59 million for the six months ended June 30, 2021, compared to approximately $1.53 million for the six months ended June 30, 2020. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 75% to $228 million for the three months ended June 30, 2021, compared to $130 million for the three months ended June 30, 2020. The increase in service revenue was primarily driven by the effects of the Customer Relief Program in the prior year, which resulted in a $59 million decrease in service revenue in the three months ended June 30, 2020, as well as a larger installed base of da Vinci Surgical Systems producing service revenue.
Service revenue increased by 35% to $446 million for the six months ended June 30, 2021, compared to $329 million for the six months ended June 30, 2020. The increase in service revenue was primarily driven by the effects of the Customer Relief Program in the prior year as well as a larger installed base of da Vinci Surgical Systems producing service revenue.
Gross Profit
Product gross profit for the three months ended June 30, 2021, increased 97% to $862 million, representing 69.7% of product revenue, compared to $438 million, representing 60.7% of product revenue, for the three months ended June 30, 2020. The higher product gross profit for the three months ended June 30, 2021, was primarily driven by higher product revenue and higher product gross profit margin. The higher product gross profit margin for the three months ended June 30, 2021, was primarily driven by lower year-over-year excess and obsolete inventory costs and lower freight costs, partially offset by lower second quarter 2021 ASPs. Additionally, we incurred period costs associated with abnormally low production in the second quarter of 2020, which did not recur in the second quarter of 2021 as a result of increased production volumes.
Product gross profit for the six months ended June 30, 2021, increased 55% to $1.6 billion, representing 70.0% of product revenue, compared to $1.0 billion, representing 64.2% of product revenue, for the six months ended June 30, 2020. The higher product gross profit for the six months ended June 30, 2021, was primarily driven by higher product revenue and higher product gross profit margin. The higher product gross profit margin for the six months ended June 30, 2021, was primarily driven by higher year-to-date 2021 ASPs, lower year-over-year excess and obsolete inventory costs, lower year-over-year costs associated with da Vinci Si product transitions, and lower freight costs. In addition, we incurred period costs in the second quarter of 2020 associated with abnormally low production.
Product gross profit for the three and six months ended June 30, 2021, included share-based compensation expense of $16.6 million and $31.9 million, respectively, compared with $14.2 million and $27.0 million, for the three and six months ended June 30, 2020, respectively. Product gross profit for the three and six months ended June 30, 2021, included intangible assets amortization expense of $4.7 million and $8.9 million, respectively, compared with $8.9 million and $17.7 million, for the three and six months ended June 30, 2020, respectively.

Service gross profit for the three months ended June 30, 2021, increased 149% to $162 million, representing 70.9% of service revenue, compared to $65 million, representing 49.8% of service revenue, for the three months ended June 30, 2020. The higher service gross profit for the three months ended June 30, 2021, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, and higher service gross profit margin. The lower service gross profit margin for the three months ended June 30, 2020, was primarily driven by the decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the six months ended June 30, 2021, increased 55% to $309 million, representing 69.4% of service revenue, compared to $199 million, representing 60.5% of service revenue, for the six months ended June 30, 2020. The higher service gross profit for the six months ended June 30, 2021, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, and higher service gross profit margin. The lower service gross profit margin for the six months ended June 30, 2020, was primarily driven by the decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the three and six months ended June 30, 2021, included share-based compensation expense of $5.2 million and $10.9 million, respectively, compared with $5.2 million and $10.7 million, for the three and six months ended June 30, 2020, respectively. Service gross profit for the three and six months ended June 30, 2021, included intangible asset charges of $0.3 million and $1.7 million, respectively, compared with $0.9 million and $1.8 million, for the three and six months ended June 30, 2020, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2021, increased by 25% to $350 million, compared to $279 million for the three months ended June 30, 2020. Selling, general and administrative expenses for the six months ended June 30, 2021, increased by 15% to $676 million, compared to $587 million for the six months ended June 30, 2020. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2021, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher variable compensation, and increased infrastructure to support our growth. In addition, there were higher marketing, travel, and training expenses for the three months ended June 30, 2021, as compared with the prior year.
Selling, general and administrative expenses for the three and six months ended June 30, 2021, included share-based compensation expense of $55.7 million and $108.8 million, respectively, compared with $49.6 million and $95.3 million, for the three and six months ended June 30, 2020, respectively. Selling, general and administrative expenses for the three and six months ended June 30, 2021, included intangible assets amortization expense of $1.9 million and $3.6 million, respectively, compared with $1.7 million and $3.4 million, for the three and six months ended June 30, 2020, respectively.
Selling, general and administrative expenses for the three and six months ended June 30, 2021, as a percentage of revenue, were 24% and 25%, compared to 33% and 30% for the three and six months ended June 30, 2020, and 25% and 27% for the three and six months ended June 30, 2019. Our spending in the second quarter of 2021 reflected a continued but less pronounced curtailment of certain costs as a result of the COVID-19 pandemic, including travel, marketing events, clinical trials, and other related expenses. We expect that these costs will continue to increase to the extent that the impact of COVID-19 decreases and decline to the extent that the impact of COVID-19 increases. In addition, we expect spending to increase overall and as a percentage of sales as we continue to support our customers, invest in innovation focused on the quadruple aim, and invest in manufacturing and our supply chain to ensure supply for our customers.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended June 30, 2021, increased by 13% to $162 million, compared to $143 million for the three months ended June 30, 2020. Research and development expenses for the six months ended June 30, 2021, increased by 11% to $322 million, compared to $290 million for the six months ended June 30, 2020. The increases in research and development expenses for the three and six months ended June 30, 2021, were primarily driven by higher personnel-related expenses and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, informatics, advanced instrumentation, advanced imaging, and future generations of robotics.

Research and development expenses for the three and six months ended June 30, 2021, included share-based compensation expense of $32.6 million and $62.7 million, respectively, compared with $27.4 million and $54.6 million for the three and six months ended June 30, 2020, respectively. Research and development expenses for the three and six months ended June 30, 2021, included intangible asset charges of $4.0 million and $4.7 million, respectively, compared with $3.1 million and $5.0 million for the three and six months ended June 30, 2020, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three and six months ended June 30, 2021, was $15.0 million, and $47.0 million, respectively, compared with $26.6 million, and $51.7 million, for the three and six months ended June 30, 2020, respectively. The decrease in interest and other income, net, for the three and six months ended June 30, 2021, was primarily driven by lower interest income earned, despite higher cash and investment balances, due to the decline in average interest rates, and gains on the sale of certain securities in the second quarter of 2020, partially offset by unrealized gains on investments resulting from strategic arrangements recognized in the first quarter of 2021. In addition, we realized higher foreign exchange losses in the second quarter of 2020. During the first quarter of 2021, the Company recorded unrealized gains on investments resulting from strategic arrangements of approximately $14 million.
Income Tax Expense
Income tax expense for the three months ended June 30, 2021, was $3.2 million, or 0.6% of income before taxes, compared to $37.0 million, or 34.5% of income before taxes, for the three months ended June 30, 2020. Income tax expense for the six months ended June 30, 2021, was $16.8 million, or 1.7% of income before taxes, compared to $28.9 million, or 7.0% of income before taxes, for the six months ended June 30, 2020.
Our effective tax rate for the three and six months ended June 30, 2021, and 2020, differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
Our effective tax rate for the three and six months ended June 30, 2021, included a one-time benefit of $66.4 million from re-measurement of our Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets. Our effective tax rate for the three and six months ended June 30, 2020, reflected a one-time increase of $36.8 million in unrecognized tax benefits with a corresponding increase to income tax expense. This increase was related to intercompany charges for share-based compensation for relevant periods prior to 2020, triggered by the finalization of a Ninth Circuit Court of Appeals opinion involving an independent third party.
Our provision for income taxes for the three and six months ended June 30, 2021, included excess tax benefits associated with employee equity plans of $43.6 million and $117.0 million, which reduced our effective tax rate by 8.3 and 12.0 percentage points, respectively. Our provision for income taxes for the three and six months ended June 30, 2020, included excess tax benefits associated with employee equity plans of $31.6 million and $97.0 million, which reduced our effective tax rate by 29.4 and 23.3 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.
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

Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three and six months ended June 30, 2021, was $5.8 million and $14.7 million, respectively. Net income attributable to noncontrolling interest in Joint Venture for the three and six months ended June 30, 2020, was $2.2 million and $4.9 million, respectively. The increase in net income attributable to noncontrolling interest in Joint Venture was primarily due to increased sales in China during the three and six months ended June 30, 2021, as well as re-measurement losses related to contingent consideration during the three and six months ended June 30, 2020.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $0.86 billion to $7.73 billion as of June 30, 2021, from $6.87 billion as of December 31, 2020, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures and taxes paid related to net share settlements of equity awards.
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
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the six months ended June 30, 2021, and 2020 (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in)
Operating activities	$1,020.3	$582.7
Investing activities	(981.7)	419.6
Financing activities	(43.9)	(131.1)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2.6)	(1.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(7.9)	$869.6

Operating Activities
For the six months ended June 30, 2021, net cash provided by operating activities of $1,020 million exceeded our net income of $958 million, primarily due to the following reasons:
1.Our net income included non-cash charges of $340 million, consisting primarily of the following significant items: share-based compensation of $211 million; depreciation expense and losses on the disposal of property, plant, and equipment of $133 million; changes in deferred income taxes of $(24) million; amortization of intangible assets of $15 million; and gains on investments, accretion, and amortization, net, of $4 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $278 million of cash used by operating activities during the six months ended June 30, 2021. Prepaid expenses and other assets increased by $177 million, primarily due to an increase in prepaid taxes, driven by the timing of tax payments, and an increase in leasing. Inventory, including the effect of systems inventory built and transferred to property, plant, and equipment as a result of systems placed under operating lease and usage-based arrangements, increased by $92 million, primarily due to build-up to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters. Refer to further details in the supplemental cash flow information in Note 4 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I.

Accounts receivable increased by $60 million, primarily due to the timing of collections. Other liabilities decreased by $17 million, primarily due to the timing of payments. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $38 million increase in accounts payable, primarily due to the timing of billings, a $19 million increase in accrued compensation and employee benefits, primarily due to higher headcount and variable compensation, and an $11 million increase in deferred revenue, primarily due to the increased volume of sales contracts.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021, consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $839 million, the acquisition of property and equipment of $134 million, and the acquisition of a business, net of cash acquired, of $9 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2021, consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee stock purchases of $188 million and the payment of deferred purchase consideration from prior acquisitions of $10 million, partially offset by proceeds from stock option exercises and employee stock purchases of $154 million.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2021, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We generally purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and could be identified for sole-sourced components, the disruption or termination of the supply of components, or inflationary pressure in our supply chain, could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction, and damage our reputation and our brand. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The time and processes associated with the verification of a new manufacturer could delay our ability to manufacture our products on schedule or within budget, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
In addition, our ability to meet customers’ demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components from our suppliers. An information technology systems interruption, including cybersecurity attacks, could adversely affect the ordering, distribution, and manufacturing processes of our suppliers. Furthermore, we have experienced, and could continue to experience, increased difficulties in obtaining a sufficient amount of materials in the semiconductor market, as prices of such materials increased and global supply has become significantly constrained due to the increased demand for chips to support expansion of server and cloud networks as a greater proportion of the global population worked remotely, the introduction of 5G, and the continued electrification of vehicles. We engage in activities to seek to mitigate such supply disruptions by, for example, increasing our communications with our suppliers and modifying our purchase order coverage and inventory levels. However, notwithstanding these activities, the global semiconductor supply shortage is likely to remain a challenge for the foreseeable future. Such global shortages in important components have resulted in, and will continue to cause, inflationary pressure in our supply chain. If shortages and price increases in important supply-chain materials in the semiconductor or other markets continue, we could fail to meet product demand, which will adversely impact our results of operations.
DISRUPTION OF CRITICAL INFORMATION SYSTEMS OR MATERIAL BREACHES IN THE SECURITY OF OUR SYSTEMS COULD HARM OUR BUSINESS, CUSTOMER RELATIONS, AND FINANCIAL CONDITION.
Information technology helps us serve and interface with customers, maintain our supply chain and manufacturing operations, operate effectively and efficiently, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the unauthorized access to, loss of, or damage to intellectual property, confidential information, or personally identifiable information (“PII”). If our data management systems do not effectively collect, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, security incidents, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our internal and external operating results.
Our business requires us to use and store customer, employee, and business partner PII. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management, or other irregularity and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information.
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information, or confidential information we hold on behalf of third parties. If the unauthorized persons successfully hack into or interfere with our connected products or services, they may create issues with product functionality that could pose a risk of loss of data, a risk to patient safety, and a risk of product recall or field activity, which could adversely impact our business and reputation. We have programs in place to detect, contain, and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or steal PII or intellectual property, or sabotage systems containing PII or intellectual property, change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur.
We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. In addition to potential exposure to data breaches, security incidents, or other actions that may compromise the security of or interfere with the function of our systems, defects or vulnerabilities in the software or systems of our external vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand and customer relationships.
While we devote significant resources to network security, data encryption, and other security measures to protect our systems and data, these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect PII, confidential, or sensitive data. It is possible for such vulnerabilities to remain undetected for an extended period, including several years or longer. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, ransomware and other malicious software programs, and security vulnerabilities could be significant. Our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service, and harm to our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged, and use of our products and services could decrease. We would also be exposed to a risk of loss, litigation and potential liability, and regulatory scrutiny, which could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2021.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1 to April 30, 2021	—	$—	—	$1.6	billion
May 1 to May 31, 2021	—	$—	—	$1.6	billion
June 1 to June 30, 2021	—	$—	—	$1.6	billion
Total during quarter ended June 30, 2021	—	$—	—
(1) Since March 2009, we have had an active stock repurchase program. As of June 30, 2021, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when the Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.6 billion represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2021. The authorized stock repurchase program does not have an expiration date.
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

10.1
Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 21, 2021