Form 10-Q
period 2021-09-30
INTUITIVE SURGICAL INC
filed 2021-10-20
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 357,236,861 shares of Common Stock, $0.001 par value per share, outstanding as of October 14, 2021.

INTUITIVE SURGICAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,346.7	1,622.6
Short-term investments	2,741.5	3,488.8
Accounts receivable, net	695.0	645.5
Inventory	584.9	601.5
Prepaids and other current assets	359.9	267.5
Total current assets	5,728.0	6,625.9
Property, plant, and equipment, net	1,737.9	1,577.3
Long-term investments	4,131.5	1,757.7
Deferred tax assets	411.5	367.7
Intangible and other assets, net	581.4	503.6
Goodwill	344.3	336.7
Total assets	$12,934.6	$11,168.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120.0	$81.6
Accrued compensation and employee benefits	265.3	235.0
Deferred revenue	348.5	350.3
Other accrued liabilities	293.5	298.3
Total current liabilities	1,027.3	965.2
Other long-term liabilities	447.8	444.6
Total liabilities	1,475.1	1,409.8
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of September 30, 2021, and December 31, 2020	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 357.2 shares and 353.1 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	0.4	0.4
Additional paid-in capital	7,015.1	6,444.9
Retained earnings	4,390.1	3,261.3
Accumulated other comprehensive income	5.3	24.9
Total Intuitive Surgical, Inc. stockholders’ equity	11,410.9	9,731.5
Noncontrolling interest in joint venture	48.6	27.6
Total stockholders’ equity	11,459.5	9,759.1
Total liabilities and stockholders’ equity	$12,934.6	$11,168.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2021	2020	2021	2020
Revenue:
Product	$1,170.6	$898.4	$3,481.1	$2,521.0
Service	232.7	179.3	678.3	508.3
Total revenue	1,403.3	1,077.7	4,159.4	3,029.3
Cost of revenue:
Product	355.8	287.7	1,049.1	868.2
Service	76.1	65.7	212.6	195.7
Total cost of revenue	431.9	353.4	1,261.7	1,063.9
Gross profit	971.4	724.3	2,897.7	1,965.4
Operating expenses:
Selling, general and administrative	363.3	298.9	1,039.5	886.1
Research and development	165.5	155.0	487.6	445.3
Total operating expenses	528.8	453.9	1,527.1	1,331.4
Income from operations	442.6	270.4	1,370.6	634.0
Interest and other income, net	18.5	84.8	65.5	136.5
Income before taxes	461.1	355.2	1,436.1	770.5
Income tax expense	73.9	38.4	90.7	67.3
Net income	387.2	316.8	1,345.4	703.2
Less: net income attributable to noncontrolling interest in joint venture	6.7	2.9	21.4	7.8
Net income attributable to Intuitive Surgical, Inc.	$380.5	$313.9	$1,324.0	$695.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.07	$0.89	$3.72	$1.98
Diluted	$1.04	$0.87	$3.63	$1.93
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	356.8	352.0	355.6	350.5
Diluted	366.8	361.9	365.1	360.1

Total comprehensive income	$382.1	$310.8	$1,325.4	$707.2
Less: comprehensive income attributable to noncontrolling interest	6.6	3.0	21.0	8.0
Total comprehensive income attributable to Intuitive Surgical, Inc.	$375.5	$307.8	$1,304.4	$699.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2021	2020
Operating activities:
Net income	$1,345.4	$703.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	208.5	159.1
Amortization of intangible assets	20.8	37.3
Loss (gain) on investments, accretion, and amortization, net	(2.1)	(64.2)
Deferred income taxes	(40.6)	71.9
Share-based compensation expense	331.4	292.3
Amortization of contract acquisition assets	15.5	12.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(54.7)	57.2
Inventory	(189.2)	(177.0)
Prepaids and other assets	(216.7)	(118.8)
Accounts payable	35.8	(3.9)
Accrued compensation and employee benefits	30.3	(76.4)
Deferred revenue	2.3	(9.2)
Other liabilities	35.0	(26.6)
Net cash provided by operating activities	1,521.7	857.3
Investing activities:
Purchase of investments	(5,213.7)	(3,023.2)
Proceeds from sales of investments	72.4	800.7
Proceeds from maturities of investments	3,532.1	1,933.5
Purchase of property, plant, and equipment and intellectual property	(202.6)	(279.6)
Acquisition of businesses, net of cash	(8.7)	(37.7)
Net cash used in investing activities	(1,820.5)	(606.3)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	244.8	267.9
Taxes paid related to net share settlement of equity awards	(201.2)	(165.3)
Repurchase of common stock	—	(100.0)
Payment of deferred purchase consideration	(19.2)	(48.5)
Net cash provided by (used in) financing activities	24.4	(45.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.3)	(2.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(276.7)	203.1
Cash, cash equivalents, and restricted cash, beginning of period	1,638.5	1,182.6
Cash, cash equivalents, and restricted cash, end of period	$1,361.8	$1,385.7
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2020, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 10, 2021. The results of operations for the first nine months of fiscal year 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Common Stock Split
Shares issued pursuant to the three-for-one stock split (the "Stock Split") of the Company's issued and outstanding common stock, par value $0.001 per share, were distributed on October 4, 2021, to stockholders of record as of September 27, 2021. All share and per-share information presented in the Financial Statements have been retroactively adjusted to reflect the Stock Split.
Risks and Uncertainties
The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company’s business is highly uncertain and difficult to predict. In certain regions, the Company’s customers continue to divert resources to treat COVID-19 patients and defer some elective surgical procedures, both of which may impact the Company’s customers’ ability to meet their obligations, including to the Company. Furthermore, economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and their economies. However, the magnitude and overall effectiveness of these actions remains uncertain.
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
In particular, we have experienced increased difficulties in obtaining a sufficient amount of component materials used in our products, including those in the semiconductor market, as global supply has become significantly constrained due to increased demand in semiconductors and other materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. The Company is engaged in activities to seek to mitigate supply disruptions by, for example, increasing our communications with our suppliers and modifying our purchase order coverage and inventory levels.

However, the global semiconductor supply shortage is likely to remain a challenge for the foreseeable future. We have also experienced challenges in logistics, as certain shipping routes have been impacted by port closures. Such global shortages in important components and logistics challenges have resulted in, and will continue to cause, inflationary cost pressure in our supply chain. To date, these challenges have not materially impacted our ability to deliver product and services to our customers. However, if shortages in important supply chain materials in the semiconductor or other markets continue, we could fail to meet product demand, which would adversely impact our business, financial condition, results of operations, or cash flows.
Increased labor shortages globally, including staff burnout and attrition, could also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. We are also highly dependent on the principal members of our management and scientific staff. Attracting and retaining qualified personnel is critical to our success, and competition for them has become more intense. The loss of critical members of our team, or our inability to attract and retain qualified personnel, could significantly harm our operations, business, and ability to compete. In addition, hospitals are also experiencing staffing shortages and supply chain issues that could impact their ability to provide patient care. As of the date of issuance of these Financial Statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.
Recently Adopted Accounting Pronouncements
Certain Leases with Variable Lease Payments
In July 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-05, Lessors - Certain Leases with Variable Lease Payments, which amends the lessor lease classification guidance in ASC 842 for leases that include any amount of variable lease payments that are not based on an index or rate. The Company has early adopted this ASU as of July 1, 2021, on a prospective basis. The standard had no impact on the Company's consolidated financial statements and related disclosures.
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of September 30, 2021, and December 31, 2020 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2021
Cash	$534.5	$—	$—	$—	$534.5	$534.5	$—	$—
Level 1:
Money market funds	812.2	—	—	—	812.2	812.2	—	—
U.S. treasuries	3,250.7	10.6	(2.8)	—	3,258.5	—	1,104.6	2,153.9
Subtotal	4,062.9	10.6	(2.8)	—	4,070.7	812.2	1,104.6	2,153.9
Level 2:
Commercial paper	632.7	—	—	—	632.7	—	632.7	—
Corporate debt securities	2,262.4	5.3	(2.0)	—	2,265.7	—	794.4	1,471.3
U.S. government agencies	538.3	0.5	(0.5)	—	538.3	—	150.8	387.5
Municipal securities	176.8	1.2	(0.2)	—	177.8	—	59.0	118.8
Subtotal	3,610.2	7.0	(2.7)	—	3,614.5	—	1,636.9	1,977.6
Total assets measured at fair value	$8,207.6	$17.6	$(5.5)	$—	$8,219.7	$1,346.7	$2,741.5	$4,131.5

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2020
Cash	$644.3	$—	$—	$—	$644.3	$644.3	$—	$—
Level 1:
Money market funds	625.8	—	—	—	625.8	625.8	—	—
U.S. treasuries	2,626.8	23.0	—	—	2,649.8	212.5	1,567.9	869.4
Subtotal	3,252.6	23.0	—	—	3,275.6	838.3	1,567.9	869.4
Level 2:
Commercial paper	671.3	—	—	—	671.3	64.1	607.2	—
Corporate debt securities	1,425.4	11.9	(0.2)	—	1,437.1	3.4	1,036.5	397.2
U.S. government agencies	716.5	2.5	—	—	719.0	72.5	233.6	412.9
Municipal securities	119.8	2.0	—	—	121.8	—	43.6	78.2
Subtotal	2,933.0	16.4	(0.2)	—	2,949.2	140.0	1,920.9	888.3
Total assets measured at fair value	$6,829.9	$39.4	$(0.2)	$—	$6,869.1	$1,622.6	$3,488.8	$1,757.7
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of September 30, 2021 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,735.3	$2,741.5
Mature in one to five years	4,125.6	4,131.5
Total	$6,860.9	$6,873.0
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains recognized on the sale of investments were not material for the three and nine months ended September 30, 2021, and not significant and $8.3 million for the three and nine months ended September 30, 2020, respectively. Gross realized losses recognized on the sale of investments were not material for any of the periods presented.
The Company’s investment portfolio at any point in time contains available-for-sale debt securities including investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the nine months ended September 30, 2021, the credit losses related to available-for-sales debt securities were not significant.
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

The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2020 Carrying Value	Changes in Fair Value (1)	Sales/Purchases/Other (2)	September 30, 2021 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$60.1	$(0.9)	$(15.4)	$43.8	$43.8	$—
Equity investments without readily determinable value (Level 2)	$30.2	$34.5	$(52.2)	$12.5	$—	$12.5

(1) Recorded in Interest and other income, net.
(2) Other includes conversion of certain equity investments without readily determinable value to equity investments with readily determinable value.
The Company recognized a $34.5 million increase in fair value, which was reflected in Interest and other income, net, due to changes in observable prices for certain equity investments that had been held at cost, because they lacked readily determinable market values (Level 2). A total of $34.2 million of this increase in fair value was related to an equity investment in preferred shares of Broncus Medical, Inc. (“Broncus”). There were no decreases in fair value reflected in net income due to impairments.
In September 2021, Broncus completed its initial public offering (“IPO”). Upon completion of its IPO, the Company’s preferred shares were converted to common shares, which have a readily determinable value (Level 1). The Company is restricted from selling these shares for a period of six months. Subsequent to the IPO, the Company recognized a $12.3 million decrease in fair value from this investment. As such, for the nine months ended September 30, 2021, the Company has recognized a net gain of $21.9 million related to Broncus, comprised of the $34.2 million gain reflected in changes in fair value for Level 2 equity investments, offset by the $12.3 million loss reflected in changes in fair value for Level 1 equity investments, both of which were reflected in Interest and other income, net.
In January 2021, the Company sold all of its shares of Teladoc Health, Inc. (“Teladoc”), a publicly traded company, for $71.5 million and recognized a gain of $11.4 million, which was reflected in Interest and other income, net. This gain was offset by a $7.5 million loss recognized upon the settlement of a corresponding derivative collar contract.
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

These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Recognized gains/(losses) in Interest and other income, net	$4.4	$(5.0)	$11.8	$(3.2)
Foreign exchange gains/(losses) related to balance sheet re-measurement	$(6.4)	$5.9	$(12.4)	$(1.1)
Additionally, in January 2021, the Company settled a collar contract previously entered into to hedge its equity investment in Teladoc Health, Inc. For the nine months ended September 30, 2021, a loss of $7.5 million was recognized in Interest and other income, net.
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Notional amounts:
Forward contracts	$203.7	$154.3	$285.8	$309.8
Gross fair value recorded in:
Prepaids and other current assets	$6.8	$0.9	$5.8	$0.7
Other accrued liabilities	$0.9	$4.3	$0.7	$5.4

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Inventory	September 30, 2021	December 31, 2020
Raw materials	$181.4	$184.1
Work-in-process	85.7	75.6
Finished goods	317.8	341.8
Total inventory	$584.9	$601.5

	As of
Prepaids and other current assets	September 30, 2021	December 31, 2020
Prepaid taxes	$78.2	$28.9
Equity investments	43.8	60.1
Net investment in sales-type leases – short-term	98.6	81.1
Other prepaids and other current assets	139.3	97.4
Total prepaids and other current assets	$359.9	$267.5

	As of
Other accrued liabilities–short-term	September 30, 2021	December 31, 2020
Taxes payable	$65.9	$47.2
Current portion of deferred purchase consideration payments	12.2	10.4
Current portion of contingent consideration	0.6	15.1
Other accrued liabilities	214.8	225.6
Total other accrued liabilities–short-term	$293.5	$298.3

	As of
Other long-term liabilities	September 30, 2021	December 31, 2020
Income taxes–long-term	$309.2	$305.6
Deferred revenue–long-term	35.0	32.1
Other long-term liabilities	103.6	106.9
Total other long-term liabilities	$447.8	$444.6
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Nine Months Ended September 30,
	2021	2020
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$229.2	$123.6
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$29.9	$44.1
Deferred payments and contingent consideration related to business combinations and asset acquisitions	$7.5	$4.1

NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S.	2021	2020	2021	2020
Instruments and accessories	$535.7	$467.3	$1,614.0	$1,227.2
Systems	263.4	157.7	743.7	495.8
Services	153.1	118.8	447.8	337.8
Total U.S. revenue	$952.2	$743.8	$2,805.5	$2,060.8

Outside of U.S. (“OUS”)
Instruments and accessories	$219.7	$163.2	$643.7	$481.6
Systems	151.8	110.1	479.7	316.3
Services	79.6	60.6	230.5	170.6
Total OUS revenue	$451.1	$333.9	$1,353.9	$968.5

Total
Instruments and accessories	$755.4	$630.5	$2,257.7	$1,708.8
Systems	415.2	267.8	1,223.4	812.1
Services	232.7	179.4	678.3	508.4
Total revenue	$1,403.3	$1,077.7	$4,159.4	$3,029.3

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company's system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $1,723 million as of September 30, 2021. The remaining performance obligations are expected to be satisfied over the term of the system sale and lease arrangements, which generally are up to 5 years. Service revenue associated with the lease arrangements will be recognized over the service period.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	September 30, 2021	December 31, 2020
Contract assets	$44.8	$34.6
Deferred revenue	$383.5	$382.3
The Company invoices its customers based on the billing schedules in its sales arrangements. Payments are generally due 30 to 60 days from date of invoice. Contract assets for the periods presented primarily represent the difference between the revenue that was recognized based on the relative standalone selling price of the related performance obligations satisfied and the contractual billing terms in the arrangements. Deferred revenue for the periods presented primarily relates to service contracts where the service fees are billed up-front, generally quarterly or annually, prior to those services having been performed. The associated deferred revenue is generally recognized over the term of the service period. The Company did not have any significant impairment losses on its contract assets for the periods presented.
During the three and nine months ended September 30, 2021, the Company recognized $66.1 million and $319.3 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2020. During the three and nine months ended September 30, 2020, the Company recognized $58.1 million and $249.7 million of revenue, respectively, net of the impact of the Customer Relief Program, that was included in the deferred revenue balance as of December 31, 2019.
Intuitive System Leasing
The following table presents revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales-type lease revenue	$39.0	$24.7	$140.3	$96.5
Operating lease revenue	$72.5	$45.7	$198.8	$127.0
For the three and nine months ended September 30, 2021, and 2020, variable lease revenue relating to usage-based arrangements was not material.
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and nine months ended September 30, 2021, and 2020, bad debt expense was not material.
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

NOTE 6.    LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	September 30, 2021	December 31, 2020
Gross lease receivables	$356.1	286.1
Unearned income	(11.7)	(11.1)
Subtotal	344.4	275.0
Allowance for credit loss	(3.7)	(4.4)
Net investment in sales-type leases	$340.7	$270.6
Reported as:
Prepaids and other current assets	$98.6	81.1
Intangible and other assets, net	242.1	189.5
Total, net	$340.7	270.6
Contractual maturities of gross lease receivables at September 30, 2021, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$25.6
2022	101.4
2023	86.5
2024	74.2
2025	49.4
2026 and thereafter	19.0
Total	$356.1
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
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key credit quality indicator for the purposes of determining credit quality. The following table presents credit quality by class of net investment in sales-type leases as of September 30, 2021. The following table summarizes the amortized cost basis by year of origination and credit quality indicator as of September 30, 2021 (in millions):

	2021	2020	2019	2018	2017	Prior	Net Investment
Credit Rating:
High	$76.0	$56.0	$25.8	$5.5	$3.6	$0.9	$167.8
Moderate	70.5	67.4	18.6	11.5	2.5	0.5	171.0
Low	0.7	4.7	0.2	—	—	—	5.6
Total	$147.2	$128.1	$44.6	$17.0	$6.1	$1.4	$344.4
For the three and nine months ended September 30, 2021, and 2020, credit losses related to net investment in sales-type leases were not significant.

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions in 2021
There were no material acquisitions for the three and nine months ended September 30, 2021.
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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2020	$336.7
Acquisition activity	8.0
Translation and other	(0.4)
Balance at September 30, 2021	$344.3

Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of September 30, 2021, and December 31, 2020 (in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$219.3	$(169.3)	$50.0	$198.4	$(158.7)	$39.7
Distribution rights and others	26.3	(17.8)	8.5	91.9	(77.4)	14.5
Customer relationships	31.8	(13.1)	18.7	59.0	(35.8)	23.2
Total intangible assets	$277.4	$(200.2)	$77.2	$349.3	$(271.9)	$77.4
Amortization expense related to intangible assets was $6.3 million and $12.6 million for the three months ended September 30, 2021, and 2020, respectively. Amortization expense related to intangible assets was $20.8 million and $37.3 million for the nine months ended September 30, 2021, and 2020, respectively.
The estimated future amortization expense related to intangible assets as of September 30, 2021, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2021	$6.1
2022	23.6
2023	19.0
2024	14.5
2025	9.7
2026 and thereafter	4.3
Total	$77.2
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

On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369 (“’369”), 7,490,749 (“’749”), 9,844,379 (“’379”), 9,113,874 (“’874”), and 8,479,969 (“’969”). On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company’s EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. In March 2020, Ethicon dismissed its claims concerning the ’749 patent. The evidentiary hearing took place in February 2021. On June 8, 2021, the Chief Administrative Law Judge issued an Initial Determination concluding that (1) the accused products do not infringe the asserted claims in the ’874 or ’969 patents; (2) the asserted claims in the ’874 and ’969 patents are invalid; (3) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’369 patent; (4) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’379 patent; and (5) the Company was estopped from contending that the asserted claims in the ’379 patent are invalid. Ethicon has not challenged the Initial Determination with regard to the findings that absolve Intuitive of any liability regarding the accused EndoWrist staplers and associated reload cartridges. On October 14, 2021, the USITC issued its Opinion in which it made the following rulings: (1) the USITC absolved Intuitive from any liability regarding the ’874, ’969, and ’369 patents; and (2) the USITC found that, while the SureForm staplers and their associated reload cartridges infringe the asserted claims in the ’379 patent, it has suspended the imposition of any remedial order pending an opinion from the Federal Circuit Court of Appeal of whether the Patent and Trademark Office correctly found the asserted claims in this patent to be invalid. A lifting of the suspension of any remedial order by the USITC could result in a prohibition on importing the accused SureForm products into the U.S. or necessitating workarounds. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
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
The Court stated that it anticipated trial in this case to occur in or around April 2022. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Similar to the claims asserted in the Restore case, on May 10, 2021, Surgical Instrument Service Company, Inc. (“SIS”) filed a complaint in the Northern District of California Court alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Company filed a Motion to Dismiss on which a hearing was held on October 7, 2021. The Court has not yet issued an Order on this Motion to Dismiss. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Three class action complaints were filed against the Company in the Northern District of California Court alleging anti-trust allegations relating to the service and repair of certain instruments manufactured by the Company. A complaint by Larkin Community Hospital was filed on May 20, 2021, a complaint by Franciscan Alliance, Inc. and King County Public Hospital District No. 1 was filed on July 6, 2021, and a complaint by Kaleida Health was filed on July 8, 2021. The Court has consolidated the Franciscan Alliance, Inc. and King County Public Hospital District No. 1 and Kaleida Health cases with the Larkin Community Hospital case, which is now captioned on the Larkin docket as “In Re: da Vinci Surgical Robot Antitrust Litigation.” A Consolidated Amended Class Action Complaint has been filed on behalf of each plaintiff named in the earlier-filed cases. The Company filed a Motion to Dismiss this Consolidated Amended Class Action Complaint on October 11, 2021. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.

NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	356.2	$0.4	$6,804.1	$4,022.7	$10.3	$10,837.5	$42.0	$10,879.5
Issuance of common stock through employee stock plans	1.1	—	91.1			91.1		91.1
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.2)	(13.1)		(13.3)		(13.3)
Share-based compensation expense related to employee stock plans			120.1			120.1		120.1
Net income attributable to Intuitive Surgical, Inc.				380.5		380.5		380.5
Other comprehensive income (loss)					(5.0)	(5.0)	(0.1)	(5.1)
Net income attributable to noncontrolling interest in joint venture						—	6.7	6.7
Ending balance	357.2	$0.4	$7,015.1	$4,390.1	$5.3	$11,410.9	$48.6	$11,459.5

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	351.0	$0.4	$6,084.8	$2,633.0	$22.3	$8,740.5	$25.9	$8,766.4
Issuance of common stock through employee stock plans	1.6	—	113.9			113.9		113.9
Shares withheld related to net share settlement of equity awards	—	—	(0.5)	(9.7)		(10.2)		(10.2)
Share-based compensation expense related to employee stock plans			105.8			105.8		105.8
Net income attributable to Intuitive Surgical, Inc.				313.9		313.9		313.9
Other comprehensive income (loss)					(6.1)	(6.1)	0.1	(6.0)
Net income attributable to noncontrolling interest in joint venture						—	2.9	2.9
Ending balance	352.6	$0.4	$6,304.0	$2,937.2	$16.2	$9,257.8	$28.9	$9,286.7

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	353.1	$0.4	$6,444.9	$3,261.3	$24.9	$9,731.5	$27.6	$9,759.1
Issuance of common stock through employee stock plans	4.9	—	244.8			244.8		244.8
Shares withheld related to net share settlement of equity awards	(0.8)	—	(6.0)	(195.2)		(201.2)		(201.2)
Share-based compensation expense related to employee stock plans			331.4			331.4		331.4
Net income attributable to Intuitive Surgical, Inc.				1,324.0		1,324.0		1,324.0
Other comprehensive income (loss)					(19.6)	(19.6)	(0.4)	(20.0)
Net income attributable to noncontrolling interest in joint venture						—	21.4	21.4
Ending balance	357.2	$0.4	$7,015.1	$4,390.1	$5.3	$11,410.9	$48.6	$11,459.5

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	347.9	$0.4	$5,756.5	$2,494.5	$12.4	$8,263.8	$20.9	$8,284.7
Adoption of new accounting standard				(0.1)		(0.1)		(0.1)
Issuance of common stock through employee stock plans	6.1	—	267.9			267.9		267.9
Shares withheld related to net share settlement of equity awards	(0.8)	—	(7.5)	(157.8)		(165.3)		(165.3)
Share-based compensation expense related to employee stock plans			292.3			292.3		292.3
Repurchase and retirement of common stock	(0.6)	—	(5.2)	(94.8)		(100.0)		(100.0)
Net income attributable to Intuitive Surgical, Inc.				695.4		695.4		695.4
Other comprehensive income (loss)					3.8	3.8	0.2	4.0
Net income attributable to noncontrolling interest in joint venture						—	7.8	7.8
Ending balance	352.6	$0.4	$6,304.0	$2,937.2	$16.2	$9,257.8	$28.9	$9,286.7
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of September 30, 2021, the remaining amount of share repurchases authorized by the Board was $1.6 billion.
The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares repurchased	—	—	—	0.6
Average price per share	—	—	$—	$173.94
Value of shares repurchased	—	—	$—	$100.0

Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive are as follows (in millions):

	Three Months Ended September 30, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$3.1	$13.5	$(0.1)	$(6.2)	$10.3
Other comprehensive income (loss) before reclassifications	4.2	(3.4)	(2.7)	—	(1.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(2.2)	(1.1)	—	0.2	(3.1)
Net current-period other comprehensive income (loss)	2.0	(4.5)	(2.7)	0.2	(5.0)
Ending balance	$5.1	$9.0	$(2.8)	$(6.0)	$5.3

	Three Months Ended September 30, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.4	$44.1	$(13.8)	$(8.4)	$22.3
Other comprehensive income (loss) before reclassifications	(0.8)	(7.1)	2.2	—	(5.7)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	—	—	0.2	(0.4)
Net current-period other comprehensive income (loss)	(1.4)	(7.1)	2.2	0.2	(6.1)
Ending balance	$(1.0)	$37.0	$(11.6)	$(8.2)	$16.2

	Nine Months Ended September 30, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$29.5	$4.7	$(6.4)	$24.9
Other comprehensive income (loss) before reclassifications	9.3	(19.4)	(7.5)	—	(17.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.3)	(1.1)	—	0.4	(2.0)
Net current-period other comprehensive income (loss)	8.0	(20.5)	(7.5)	0.4	(19.6)
Ending balance	$5.1	$9.0	$(2.8)	$(6.0)	$5.3

	Nine Months Ended September 30, 2020
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.7	$20.4	$—	$(8.7)	$12.4
Other comprehensive income (loss) before reclassifications	2.0	21.3	(11.6)	—	11.7
Amounts reclassified from accumulated other comprehensive income (loss)	(3.7)	(4.7)	—	0.5	(7.9)
Net current-period other comprehensive income (loss)	(1.7)	16.6	(11.6)	0.5	3.8
Ending balance	$(1.0)	$37.0	$(11.6)	$(8.2)	$16.2

NOTE 10.    SHARE-BASED COMPENSATION
In April 2021, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 32,450,000 to 34,450,000 (or, after giving effect to the Stock Split, 97,350,000 to 103,350,000). As of September 30, 2021, approximately 25.5 million shares were reserved for future issuance under the Company’s stock plans. A maximum of approximately 11.1 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Option Information
A summary of stock option activity under all stock plans for the nine months ended September 30, 2021, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	13.4	$101.69
Options granted	1.1	$294.53
Options exercised	(2.3)	$74.06
Options forfeited/expired	(0.1)	$194.12
Balance at September 30, 2021	12.1	$123.58
As of September 30, 2021, options to purchase an aggregate of 9.5 million shares of common stock were exercisable at a weighted average price of $94.76 per share.
Restricted Stock Units Information
A summary of RSUs activity under all stock plans for the nine months ended September 30, 2021, is presented as follows (in millions, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	5.3	$163.30
RSUs granted	1.9	$252.42
RSUs vested	(2.1)	$144.04
RSUs forfeited	(0.3)	$191.29
Unvested balance at September 30, 2021	4.8	$204.31
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.5 million shares for $75.9 million and approximately 0.5 million shares for $71.2 million during the nine months ended September 30, 2021, and 2020, respectively.

Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2021, and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales – products	$19.0	$16.2	$50.9	$43.0
Cost of sales – services	6.0	7.1	16.9	17.8
Total cost of sales	25.0	23.3	67.8	60.8
Selling, general, and administrative	62.5	54.2	171.3	149.5
Research and development	35.4	29.5	98.1	84.1
Share-based compensation expense before income taxes	122.9	107.0	337.2	294.4
Income tax benefit	24.8	22.3	67.9	61.2
Share-based compensation expense after income taxes	$98.1	$84.7	$269.3	$233.2
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the ESPP. The weighted average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and nine months ended September 30, 2021, and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock Options
Risk-free interest rate	0.8%	0.2%	0.8%	0.6%
Expected term (in years)	3.8	3.9	4.1	4.1
Expected volatility	31%	34%	32%	32%
Fair value at grant date	$87.35	$62.65	$78.17	$53.57
ESPP
Risk-free interest rate	0.1%	0.1%	0.1%	0.9%
Expected term (in years)	1.2	1.3	1.2	1.2
Expected volatility	29%	34%	29%	30%
Fair value at grant date	$91.07	$67.85	$89.98	$57.29

NOTE 11.    INCOME TAXES
Income tax expense for the three months ended September 30, 2021, was $73.9 million, or 16.0% of income before taxes, compared to $38.4 million, or 10.8% of income before taxes, for the three months ended September 30, 2020. Income tax expense for the nine months ended September 30, 2021, was $90.7 million, or 6.3% of income before taxes, compared to $67.3 million, or 8.7% of income before taxes, for the nine months ended September 30, 2020.
The effective tax rate for the three and nine months ended September 30, 2021, and 2020, differs from the U.S. federal statutory rate of 21% mainly due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The effective tax rate for the nine months ended September 30, 2021, included a one-time benefit of $66.4 million from re-measurement of the Company’s Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets. The effective tax rate for the nine months ended September 30, 2020, reflected a one-time increase of $36.8 million in unrecognized tax benefits with a corresponding increase to income tax expense. This increase was related to intercompany charges for share-based compensation for relevant periods prior to 2020, triggered by the finalization of a Ninth Circuit Court of Appeals opinion (the “Ninth Circuit Opinion”) involving an independent third party. An additional charge of $11.1 million related to this matter was recorded to income tax expense for the three and nine months ended September 30, 2021, as a result of additional IRS guidance issued in July 2021.

The provision for income taxes for the three and nine months ended September 30, 2021, included excess tax benefits associated with employee equity plans of $41.9 million and $158.9 million, which reduced our effective tax rate by 9.1 and 11.1 percentage points, respectively. The provision for income taxes for the three and nine months ended September 30, 2020, included excess tax benefits associated with employee equity plans of $47.9 million and $144.8 million, which reduced our effective tax rate by 13.5 and 18.8 percentage points, respectively.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$380.5	$313.9	$1,324.0	$695.4
Denominator:
Weighted average shares outstanding used in basic calculation	356.8	352.0	355.6	350.5
Add: dilutive effect of potential common shares	10.0	9.9	9.5	9.6
Weighted average shares outstanding used in diluted calculation	366.8	361.9	365.1	360.1
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.07	$0.89	$3.72	$1.98
Diluted	$1.04	$0.87	$3.63	$1.93
Share-based compensation awards of approximately 0.2 million and 0.6 million shares for the three months ended September 30, 2021, and 2020, respectively, and approximately 0.7 million and 2.6 million shares for the nine months ended September 30, 2021, and 2020, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
This management’s discussion and analysis of financial condition as of September 30, 2021, and results of operations for the three and nine months ended September 30, 2021, and 2020, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci Si HD Surgical System®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, da Vinci Connect®, Intuitive Surgical EcoSystem®, da Vinci X®, SureFormTM, IonTM, IrisTM, and SynchroSealTM are our trademarks or registered trademarks.

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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in the second quarter of 2017, and the da Vinci SP Surgical System, commercialized in the third quarter of 2018. The da Vinci SP Surgical System accesses the body through a single incision while the other da Vinci Surgical Systems access the body through multiple incisions. We are still in a measured launch of our da Vinci SP Surgical System, and we have an installed base of 89 da Vinci SP Surgical Systems as of September 30, 2021. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received U.S. Food and Drug Administration (“FDA”) clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. We also plan to seek clearances in other OUS markets over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software.
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
During the first quarter of 2019, the FDA cleared our Ion endoluminal system to enable minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic procedures with this first application. Our rollout of the Ion system in the U.S. is progressing well, and we are continuing to gather additional clinical evidence. We have placed 98 Ion systems as of September 30, 2021. Ion systems are not included in our da Vinci Surgical System installed base. We plan to seek clearances for Ion in OUS markets over time.
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
In the third quarter of 2020, in the U.S., procedures recovered slowly, leveling off to near pre-COVID-19 levels towards the end of the quarter. Outside of the U.S., da Vinci procedures varied depending on the spread and/or resurgence of COVID-19. For example, COVID-19 had a less significant impact in Germany where da Vinci procedures grew at mid-single digits relative to the third quarter of 2019, while it had a more significant impact in the U.K. where da Vinci procedures declined year over year. Procedures in China grew significantly year over year, while COVID-19 outbreaks resulted in year-over-year procedure growth rates in Japan slowing somewhat relative to the second quarter. The COVID-19 pandemic has also affected the volumes of certain procedure types differently. For example, patient concerns over exposure to COVID-19 and the fact that prostate cancer can be slow growing, combined with lower prostate diagnoses and treatments, have caused the number of da Vinci prostatectomy procedures to decline in the third quarter of 2020 relative to the third quarter of 2019. Notwithstanding the impacts of COVID-19, da Vinci bariatric procedures grew significantly year over year due to our optimized instrument set and focus by our sales organization and may also have benefited from certain patients prioritizing weight loss as obesity is a significant COVID-19 risk factor. However, the diagnoses and treatment pathways for bariatric patients are long, and many of the patients in the third quarter may have begun their treatment pathway prior to the spread of COVID-19.
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

In the second quarter of 2021, as the U.S. continued its broad rollout of vaccinations, COVID-19 cases and hospitalizations decreased, and procedure volumes recovered, partially attributed to the performance of a number of procedures that were deferred during the pandemic. In Europe, the rollout of vaccinations and spread of COVID-19 varied regionally, and procedure growth rates were mixed with notable recovery in the U.K. We continued to see the impacts of regional resurgences of COVID-19 cases within the Asia Pacific markets with growth in India, Taiwan, and Japan lagging behind that of other markets. China growth continued to be strong year over year, primarily reflecting the growth in the system installed base.
In the third quarter of 2021, COVID-19 infections resurged as the quarter progressed, and we saw a corresponding impact to our da Vinci procedures. In the U.S., we saw decreasing procedure volumes in August and September compared to June as COVID-19 cases and hospitalizations increased. Late in the quarter, as COVID-19 cases began to slow, procedures began to recover. We continue to see certain regions of the U.S. particularly impacted. Outside of the U.S., in Europe, the impact of COVID-19 in the third quarter of 2021 varied regionally with slower growth in Italy and France. We continue to see the impacts of regional resurgences of COVID-19 cases within the Asia Pacific markets, particularly in Japan and Taiwan. China growth in the third quarter continued to be stronger than other Asia Pacific markets, primarily reflecting nearly 40% growth in the system installed base year over year.
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
System Demand
In the first three quarters of 2020, customers in regions impacted by COVID-19 deferred decisions to purchase or lease systems into future quarters and, in some cases, indefinitely. However, in the first three quarters of 2021, we experienced strong system demand. In general, we believe that the COVID-19 pandemic had less of an impact on hospital spending capacity and that customers recognize that da Vinci surgery meets their quadruple aim objectives better than other surgical approaches. More specifically, during the first three quarters of 2021, system demand reflected procedure growth, hospitals purchasing systems in preparation for a post-COVID-19 pandemic environment, and hospitals upgrading their system portfolio to access and/or standardize on fourth generation capabilities.
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
In particular, we have experienced increased difficulties in obtaining a sufficient amount of component materials used in our products, including those in the semiconductor market, as global supply has become significantly constrained due to increased demand in semiconductors and other materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. The global semiconductor and other materials supply shortage is likely to remain a challenge for the foreseeable future. We have also experienced challenges in logistics, as certain shipping routes have been impacted by port closures. Such global shortages in important components and logistics challenges have resulted in, and will continue to cause, inflationary cost pressure in our supply chain. To date, these challenges have not materially impacted our ability to deliver product and services to our customers. However, if shortages in important supply chain materials in the semiconductor or other markets continue, we could fail to meet product demand, which would adversely impact our business, financial condition, results of operations, or cash flows.
Increased labor shortages globally, including staff burnout and attrition, could also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. We are also highly dependent on the principal members of our management and scientific staff. Attracting and retaining qualified personnel is critical to our success, and competition for them has become more intense. The loss of critical members of our team, or our inability to attract and retain qualified personnel, could significantly harm our operations, business, and ability to compete. In addition, hospitals are also experiencing staffing shortages and supply chain issues that could impact their ability to provide patient care. Any of these events could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Consistent with the da Vinci Surgical System model described above, we generate revenue from the placements of the Ion endoluminal system at the time of sale in or sales-type lease arrangements or over time in operating lease transactions and usage-based models. We generate revenue from the placements of the Ion system, and we earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service. Ion systems are presented separately from our da Vinci Surgical Systems installed base. For the three and nine months ended September 30, 2021, Ion’s contribution to revenue and gross margin was not significant.
Extended Use Program
In July 2020, we announced our "Extended Use Program," which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses ("Extended Use Instruments") compared to the current 10 use instruments. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments have been introduced in the U.S. and Europe in the fourth quarter of 2020 and have launched in most other countries around the world in the first half of 2021, except China due to regulatory timelines. They will continue to be introduced at various times throughout the remainder of 2021 and 2022 in other geographies, depending on regulatory processes. In addition, simultaneous with the regional launches of Extended Use Instruments, we will lower the price of certain instruments that are most commonly used in lower acuity procedures and/or lower reimbursed procedures within the region. These actions will reduce the cost for customers to treat patients, which in turn will reduce our revenue per procedure. Based on 2019 volume and mix of procedures, our Extended Use Program and the reduced pricing on certain other instruments would have reduced 2019 annual instruments and accessories revenue by approximately $150 to $170 million. In the U.S. and Europe, during the first three quarters of 2021, we saw customers adjust their instrument buying patterns to reduce their inventory levels to reflect the additional uses per instrument. Additionally, we believe that, as of the end of Q3 2021, in the U.S. and Europe, full cutover to Extended Use Instruments has occurred, as customers have utilized substantially all of their remaining 10 use instruments. The precise impact of these actions on future revenue will be dependent on the future volume and mix of procedures and whether cost elasticity will enable greater penetration into available markets.
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
Service revenue was $724 million in 2020, compared to $724 million in 2019 and $635 million in 2018. Service revenue remained unchanged, driven by growth of the installed base of da Vinci Surgical Systems, offset by an $80 million decrease due to service fee credits provided to customers as part of the Customer Relief Program that was implemented as a result of the COVID-19 pandemic in the second quarter of 2020. The installed base of da Vinci Surgical Systems grew 7% to approximately 5,989 at December 31, 2020; 12% to approximately 5,582 at December 31, 2019; and 13% to approximately 4,986 at December 31, 2018.
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
•In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. Following the FDA clearance, in February 2020, we received CE mark clearance for both products. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator. We received regulatory clearance in South Korea to market our SynchroSeal instrument and E-100 generator in January 2020 and August 2020, respectively.
•In July 2019, we obtained FDA clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload, which round out our SureForm 45 portfolio. We have also received CE mark clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload. In September 2019, we received regulatory clearance in Japan to market both our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload. We received regulatory clearance in South Korea to market our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload in June 2021 and July 2021, respectively.
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
•In February 2019, we obtained FDA clearance for our Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. Our rollout of the Ion system in the U.S. is progressing well, and we are continuing to gather additional clinical evidence. We have placed 98 Ion systems as of September 30, 2021.
•In February 2019, we obtained FDA clearance for our Iris augmented reality product. Iris is a service that delivers a 3D image of the patient anatomy (initially targeting kidneys) to aid surgeons in both pre- and intra-operative settings. We are currently conducting a pilot study of our Iris product and service in the field at a number of U.S. hospitals to gain initial product experience and insights.
•In December 2018, we received product registration for our da Vinci Xi Surgical System in China. The registration approval does not include advanced energy or stapling products that attach to the da Vinci Xi system. Separate product registrations are required for each of these products with the China National Medical Products Administration (“NMPA”).
•In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of September 30, 2021, we have sold 153 da Vinci Surgical Systems under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.

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

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 20% for the three months ended September 30, 2021, compared to approximately 7% for the three months ended September 30, 2020. Total da Vinci procedures performed by our customers grew approximately 32% for the nine months ended September 30, 2021, as compared with the same period in the prior year. Total da Vinci procedures declined approximately 1% for the nine months ended September 30, 2020. The third quarter and year-to-date procedure results for both periods reflect impacts from the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Growth in the third quarter of 2021 was impacted by a resurgence of COVID-19. We saw growth in most of the major procedure categories in the third quarter of 2021, most notably in general surgery procedures (particularly bariatrics, cholecystectomies, and hernia repair) and, to a lesser extent, urology and gynecology procedures. The rates of recovery in urology procedures continue to be impacted by the COVID-19 pandemic due to delays in both the diagnosis of and procedures in patient populations that are considered to be at higher risk from COVID-19 infections as well as for conditions that may progress more slowly.
U.S. Procedures. U.S. da Vinci procedures grew approximately 16% for the three months ended September 30, 2021, compared to approximately 7% for the three months ended September 30, 2020. U.S. da Vinci procedures grew approximately 31% for the nine months ended September 30, 2021, as compared with the same period in the prior year. U.S. da Vinci procedures declined approximately 3% for the nine months ended September 30, 2020. As noted in the COVID-19 Pandemic section above, the U.S. procedure results for the three and nine months ended September 30, 2020, reflected significant disruption caused by the COVID-19 pandemic. Growth in the third quarter of 2021 was impacted by a resurgence of COVID-19 as cases and hospitalizations once again increased. During the third quarter of 2021, U.S. procedure growth was largely attributable to general surgery procedures, most notably bariatric, cholecystectomy, and hernia repair procedures and, to a lesser extent, urology and gynecology procedures.
OUS Procedures. OUS da Vinci procedures grew approximately 30% for the three months ended September 30, 2021, compared to approximately 9% for the three months ended September 30, 2020. OUS da Vinci procedures grew approximately 34% for the nine months ended September 30, 2021, compared to approximately 5% for the nine months ended September 30, 2020. As noted in the COVID-19 Pandemic section above, the OUS procedure results for the three and nine months ended September 30, 2020, reflected significant disruption caused by the COVID-19 pandemic. Similar to U.S. procedures above, during the third quarter of 2021, OUS da Vinci procedure volumes were impacted as COVID-19 cases and hospitalizations increased in a number of countries. By procedure category, OUS procedure growth was driven by continued growth in urology procedures, most notably prostatectomy and partial nephrectomy procedures, as well as earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. The OUS procedure growth rate also reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in China, the UK, South Korea, Germany, and Japan during the third quarter of 2021.
System Demand
We placed 336 da Vinci Surgical Systems in the third quarter of 2021, compared to 195 systems in the third quarter of 2020. The increase in systems placed reflects the significant disruption experienced as a result of the COVID-19 pandemic in the third quarter of 2020, as well as procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives.
While third quarter 2021 placements grew 72% compared with 2020, future placements of da Vinci Surgical Systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends; additional reimbursements in various global markets, including Japan: the timing around governmental tenders and authorizations, including China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments; and market response. Market acceptance of our recently launched da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
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
New Product Introductions
SynchroSeal and E-100 Generator. In November 2019, we obtained FDA clearance for our SynchroSeal instrument and E-100 generator. Following the FDA clearance, in February 2020, we received CE mark clearance for both products. In March 2020, we received regulatory clearance in Japan to market both our SynchroSeal instrument and E-100 generator. We received regulatory clearance in South Korea to market our SynchroSeal instrument and E-100 generator in January 2020 and August 2020, respectively. SynchroSeal is a single-use, bipolar, electrosurgical instrument intended for grasping, dissection, sealing, and transection of tissue. With its wristed articulation, rapid sealing cycle, and refined curved jaw, SynchroSeal offers enhanced versatility to the da Vinci Energy portfolio. The E-100 generator is an electrosurgical generator developed to power two key instruments – Vessel Sealer Extend and SynchroSeal – on the da Vinci X and da Vinci Xi Surgical Systems. The generator delivers high frequency energy for cutting, coagulation, and vessel sealing of tissues.
SureForm 45 Curved-Tip and Gray Reload. In July 2019, we obtained FDA clearance for the SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload. We have also received CE mark clearance for our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload. SureForm 45 Curved-Tip is a single-use, fully wristed stapling instrument with a curved tip intended for resection, transection, and/or creation of anastomoses. SureForm 45 Gray reload is a new, single-use cartridge that contains multiple staggered rows of implantable staples and a stainless steel knife. The SureForm 45 Curved-Tip stapler and Gray reload have particular utility in thoracic procedures and round out our SureForm 45 portfolio. In September 2019, we received regulatory clearance in Japan to market both our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload. We received regulatory clearance in South Korea to market our SureForm 45 Curved-Tip stapler and SureForm 45 Gray reload in June 2021 and July 2021, respectively. Not all reloads or staplers are available for use on all systems or in all countries.
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
Ion endoluminal system. In February 2019, we obtained FDA clearance for the Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can articulate 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which allows physicians to navigate through small and tortuous airways to reach nodules in most airway segments within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. Our rollout of the Ion system in the U.S. is progressing well, and we are continuing to gather additional clinical evidence. We have placed 98 Ion systems as of September 30, 2021.
Iris. In February 2019, we obtained FDA clearance for our Iris augmented reality product. Iris is a service that delivers a 3D image of the patient anatomy (initially targeting kidneys) to aid surgeons in both the pre- and intra-operative settings. We are now in the early stages of an Iris pilot study in the field at a number of U.S. hospitals to gain initial product experience and insights.

Third Quarter 2021 Operational and Financial Highlights
•Total revenue increased by 30% to $1.40 billion for the three months ended September 30, 2021, compared to $1.08 billion for the three months ended September 30, 2020. The compound annual growth rate between the third quarter of 2019 and the third quarter of 2021 was 12%.
•Approximately 395,000 da Vinci procedures were performed during the three months ended September 30, 2021, an increase of 20% compared to approximately 329,000 for the three months ended September 30, 2020. The compound annual growth rate between the third quarter of 2019 and the third quarter of 2021 was 13%.
•Instruments and accessories revenue increased by 20% to $755 million for the three months ended September 30, 2021, compared to $631 million for the three months ended September 30, 2020.
•Systems revenue increased by 55% to $415 million for the three months ended September 30, 2021, compared to $268 million during the three months ended September 30, 2020.
•A total of 336 da Vinci Surgical Systems were shipped during the three months ended September 30, 2021, an increase of 72% compared to 195 systems during the three months ended September 30, 2020.
•As of September 30, 2021, we had a da Vinci Surgical System installed base of approximately 6,525 systems, an increase of approximately 11% compared to the installed base of approximately 5,865 systems as of September 30, 2020.
•Utilization of da Vinci systems, measured in terms of procedures per system per year, increased 9% relative to the third quarter of 2020. The compound annual growth rate between the third quarter of 2019 and the third quarter of 2021 was 3%.
•During the three months ended September 30, 2021, we placed 28 Ion systems, compared to 11 systems during the three months ended September 30, 2020.
•Gross profit as a percentage of revenue was 69.2% for the three months ended September 30, 2021, compared to 67.2% for the three months ended September 30, 2020.
•Operating income increased by 64% to $443 million for the three months ended September 30, 2021, compared to $270 million during the three months ended September 30, 2020. Operating income included charges for share-based compensation of $123 million and $107 million related to employee stock plans and $6.4 million and $21.7 million of intangible asset-related charges for the three months ended September 30, 2021, and 2020, respectively.
•As of September 30, 2021, we had $8.22 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $1.35 billion, compared to December 31, 2020, primarily as a result of cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures and taxes paid related to net share settlements of equity awards.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% of total revenue	2020	% of total revenue	2021	% of total revenue	2020	% of total revenue
Revenue:
Product	$1,170.6	83%	$898.4	83%	$3,481.1	84%	$2,521.0	83%
Service	232.7	17%	179.3	17%	678.3	16%	508.3	17%
Total revenue	1,403.3	100%	1,077.7	100%	4,159.4	100%	3,029.3	100%
Cost of revenue:
Product	355.8	25%	287.7	27%	1,049.1	25%	868.2	29%
Service	76.1	6%	65.7	6%	212.6	5%	195.7	6%
Total cost of revenue	431.9	31%	353.4	33%	1,261.7	30%	1,063.9	35%
Product gross profit	814.8	58%	610.7	56%	2,432.0	59%	1,652.8	54%
Service gross profit	156.6	11%	113.6	11%	465.7	11%	312.6	11%
Gross profit	971.4	69%	724.3	67%	2,897.7	70%	1,965.4	65%
Operating expenses:
Selling, general and administrative	363.3	26%	298.9	28%	1,039.5	25%	886.1	29%
Research and development	165.5	11%	155.0	14%	487.6	12%	445.3	15%
Total operating expenses	528.8	37%	453.9	42%	1,527.1	37%	1,331.4	44%
Income from operations	442.6	32%	270.4	25%	1,370.6	33%	634.0	21%
Interest and other income, net	18.5	1%	84.8	8%	65.5	2%	136.5	5%
Income before taxes	461.1	33%	355.2	33%	1,436.1	35%	770.5	26%
Income tax expense (benefit)	73.9	5%	38.4	4%	90.7	3%	67.3	2%
Net income	387.2	28%	316.8	29%	1,345.4	32%	703.2	24%
Less: net income attributable to noncontrolling interest in joint venture	6.7	1%	2.9	—%	21.4	—%	7.8	—%
Net income attributable to Intuitive Surgical, Inc.	$380.5	27%	$313.9	29%	$1,324.0	32%	$695.4	24%

Total Revenue
Total revenue increased by 30% to $1.4 billion for the three months ended September 30, 2021, compared to $1.1 billion for the three months ended September 30, 2020, resulting from 55% higher systems revenue, driven by 72% higher system placements, 20% higher instruments and accessories revenue, driven by approximately 20% higher procedure volume, and 30% higher service revenue. Total revenue increased by 37% to $4.2 billion for the nine months ended September 30, 2021, compared to $3.0 billion for the nine months ended September 30, 2020, resulting from 51% higher systems revenue, driven by 58% higher system placements, 32% higher instruments and accessories revenue, driven by approximately 32% higher procedure volume, and 33% higher service revenue. In conjunction with our 2020 COVID-19 Customer Relief Program implemented in the second quarter of 2020, service revenue was reduced by $23 million and $82 million for the three and nine months ended September 30, 2020, respectively, for service fee credits provided to customers.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 23% and 22% for the three and nine months ended September 30, 2021, respectively, and 22% and 23% for the three and nine months ended September 30, 2020, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the three and nine months ended September 30, 2021, nor for the three and nine months ended and September 30, 2020.
Revenue generated in the U.S. accounted for 68% and 67% of total revenue for the three and nine months ended September 30, 2021, and 69% and 68% for the three and nine months ended September 30, 2020, respectively. We believe that

U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
As the COVID-19 pandemic is expected to continue to cause a strain on hospital resources, as outlined in the COVID-19 Pandemic section above, we cannot reliably estimate the extent total revenue will be impacted in the fourth quarter of 2021 and beyond.
The following table summarizes our revenue and system unit shipments for the three and nine months ended September 30, 2021, and 2020, respectively (in millions, except percentages and unit shipments):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Instruments and accessories	$755.4	$630.5	$2,257.7	$1,708.9
Systems	415.2	267.8	1,223.4	812.1
Total product revenue	1,170.6	898.3	3,481.1	2,521.0
Services	232.7	179.4	678.3	508.3
Total revenue	$1,403.3	$1,077.7	$4,159.4	$3,029.3
United States	$952.2	$743.8	$2,805.5	$2,060.8
OUS	451.1	333.9	1,353.9	968.5
Total revenue	$1,403.3	$1,077.7	$4,159.4	$3,029.3
% of Revenue – U.S.	68%	69%	67%	68%
% of Revenue – OUS	32%	31%	33%	32%

Instruments and accessories	$755.4	$630.5	$2,257.7	$1,708.9
Services	232.7	179.4	678.3	508.3
Operating lease revenue	72.5	45.7	198.8	127.0
Total recurring revenue	$1,060.6	$855.6	$3,134.8	$2,344.2
% of Total revenue	76%	79%	75%	77%

Da Vinci Surgical Systems Shipments by Region:
U.S. unit shipments	227	116	630	404
OUS unit shipments	109	79	332	206
Total unit shipments*	336	195	962	610
*Systems shipped under operating leases (included in total unit shipments)	139	68	374	197

Da Vinci Surgical Systems Shipments involving System Trade-ins:
Unit shipments involving trade-ins	136	78	393	286
Unit shipments not involving trade-ins	200	117	569	324

Ion Systems Shipments	28	11	62	22

Product Revenue
Three Months Ended September 30, 2021
Product revenue increased by 30% to $1.17 billion for the three months ended September 30, 2021, compared to $0.90 billion for the three months ended September 30, 2020.
Instruments and accessories revenue increased by 20% to $755 million for the three months ended September 30, 2021, compared to $631 million for the three months ended September 30, 2020. The increase in instruments and accessories revenue was driven primarily by procedure growth of approximately 20%. The third quarter 2021 U.S. procedure growth was approximately 16%, driven by growth in general surgery procedures, most notably bariatric, cholecystectomy, and hernia repair procedures and, to a lesser extent, urology and gynecology procedures. The third quarter 2021 OUS procedure growth was approximately 30%, driven by continued growth in urology procedures, most notably prostatectomy and partial nephrectomy procedures, as well as earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the third quarter 2021 OUS procedure growth was driven by procedure expansion in China, the UK, South Korea, Germany, and Japan.
Systems revenue increased by 55% to $415 million for the three months ended September 30, 2021, compared to $268 million for the three months ended September 30, 2020. The higher third quarter 2021 systems revenue was primarily driven by higher system shipments, higher operating lease revenue, higher lease buyouts, and higher third quarter 2021 ASPs, partially offset by a higher proportion of system shipments under operating leases.
During the third quarter of 2021, a total of 336 da Vinci Surgical Systems were shipped compared to 195 systems during the third quarter of 2020. By geography, 227 systems were shipped into the U.S., 47 into Europe, 47 into Asia, and 15 into other markets during the third quarter of 2021, compared to 116 systems shipped into the U.S., 39 into Europe, 34 into Asia, and 6 into other markets during the third quarter of 2020. The increase in systems shipments was primarily driven by decisions in the third quarter of 2020 by customers to defer purchases or leases of systems into future quarters as a result of the COVID-19 pandemic, as well as procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci Xi and da Vinci X systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives.
We shipped 166 and 83 da Vinci Surgical Systems under lease arrangements, of which 139 and 68 systems were classified as operating leases, for the three months ended September 30, 2021, and 2020, respectively. Operating lease revenue was $72.5 million for the three months ended September 30, 2021, compared to $45.7 million for the three months ended September 30, 2020. Systems placed as operating leases represented 41% of total shipments during the third quarter of 2021, compared to 35% during the third quarter of 2020. A total of 1,179 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of September 30, 2021, compared to 806 as of September 30, 2020. Revenue from Lease Buyouts was $24.7 million for the three months ended September 30, 2021, compared to $16.9 million for the three months ended September 30, 2020. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.57 million for the three months ended September 30, 2021, compared to approximately $1.55 million for the three months ended September 30, 2020. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Nine Months Ended September 30, 2021
Product revenue increased by 38% to $3.5 billion for the nine months ended September 30, 2021, compared to $2.5 billion for the nine months ended September 30, 2020.
Instruments and accessories revenue increased by 32% to $2.26 billion for the nine months ended September 30, 2021, compared to $1.71 billion for the nine months ended September 30, 2020. The increase in instruments and accessories revenue was driven primarily by procedure growth of approximately 32%. The year-to-date 2021 U.S. procedure growth was approximately 31%, driven by growth in general surgery procedures, most notably bariatric, cholecystectomy, and hernia repair procedures, as well as moderate growth in the more mature gynecologic and urologic procedures categories. The year-to-date 2021 OUS procedure growth was approximately 34%, driven by continued growth in urology procedures, most notably prostatectomy and partial nephrectomy procedures, as well as earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. Both growth rates were positively impacted by the disruption caused by the COVID-19 pandemic in 2020, as noted in the COVID-19 Pandemic section above. Geographically, the year-to-date 2021 OUS procedure growth was driven by procedure expansion in China, Germany, Japan, the UK, and South Korea.

Systems revenue increased by 51% to $1,223 million for the nine months ended September 30, 2021, compared to $812 million for the nine months ended September 30, 2020. The higher year-to-date 2021 systems revenue was primarily driven by higher system shipments, higher operating lease revenue, higher year-to-date 2021 ASPs, and higher lease buyouts, partially offset by a higher proportion of system shipments under operating leases.
During the nine months ended September 30, 2021, a total of 962 da Vinci Surgical Systems were shipped compared to 610 systems during the nine months ended September 30, 2020. By geography, 630 systems were shipped into the U.S., 169 into Europe, 132 into Asia, and 31 into other markets during the nine months ended September 30, 2021, compared to 404 systems shipped into the U.S., 82 into Europe, 109 into Asia, and 15 into other markets during the nine months ended September 30, 2020. The increase in systems shipments was primarily driven by decisions in the second and third quarters of 2020 by customers to defer purchases or leases of systems into future quarters as a result of the COVID-19 pandemic, as well as procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci Xi and da Vinci X systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives.
We shipped 471 and 265 da Vinci Surgical Systems under lease arrangements, of which 374 and 197 systems were classified as operating leases, for the nine months ended September 30, 2021, and 2020, respectively. Operating lease revenue was $198.8 million for the nine months ended September 30, 2021, compared to $127.0 million for the nine months ended September 30, 2020. Systems placed as operating leases represented 39% of total shipments during the nine months ended September 30, 2021, compared to 32% during the nine months ended September 30, 2020. Revenue from Lease Buyouts was $69.9 million for the nine months ended September 30, 2021, compared to $38.5 million for the nine months ended September 30, 2020. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems shipped under operating lease or usage-based arrangements and Ion systems, was approximately $1.59 million for the nine months ended September 30, 2021, compared to approximately $1.54 million for the nine months ended September 30, 2020. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems shipped involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 30% to $233 million for the three months ended September 30, 2021, compared to $179 million for the three months ended September 30, 2020. The increase in service revenue was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue, as well as the effects of the Customer Relief Program in the prior year, which resulted in a $23 million decrease in service revenue in the three months ended September 30, 2020.
Service revenue increased by 33% to $678 million for the nine months ended September 30, 2021, compared to $508 million for the nine months ended September 30, 2020. The increase in service revenue was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue, as well as the effects of the Customer Relief Program in the prior year, which resulted in an $82 million decrease in service revenue in the nine months ended September 30, 2020.
Gross Profit
Product gross profit for the three months ended September 30, 2021, increased 33% to $815 million, representing 69.6% of product revenue, compared to $611 million, representing 68.0% of product revenue, for the three months ended September 30, 2020. The higher product gross profit for the three months ended September 30, 2021, was primarily driven by higher product revenue and higher product gross profit margin. The higher product gross profit margin for the three months ended September 30, 2021, was primarily driven by higher third quarter 2021 ASPs and lower year-over-year excess and obsolete inventory costs, partially offset by higher freight costs. In addition, we incurred period costs associated with abnormally low production in the third quarter of 2020, which did not recur in the third quarter of 2021 as a result of increased production volumes.
Product gross profit for the nine months ended September 30, 2021, increased 47% to $2.4 billion, representing 69.9% of product revenue, compared to $1.7 billion, representing 65.6% of product revenue, for the nine months ended September 30, 2020. The higher product gross profit for the nine months ended September 30, 2021, was primarily driven by higher product revenue and higher product gross profit margin. The higher product gross profit margin for the nine months ended September 30, 2021, was primarily driven by higher year-to-date 2021 ASPs, lower year-over-year excess and obsolete inventory costs, lower year-over-year intangible assets amortization expense, and lower year-over-year costs associated with da Vinci Si product transitions, partially offset by higher share-based compensation expense. In addition, we incurred period costs in the second and third quarters of 2020 associated with abnormally low production, which did not recur in the second and third quarters of 2021 as a result of increased production volumes.

Product gross profit for the three and nine months ended September 30, 2021, included share-based compensation expense of $19.0 million and $50.9 million, respectively, compared with $16.2 million and $43.0 million, for the three and nine months ended September 30, 2020, respectively. Product gross profit for the three and nine months ended September 30, 2021, included intangible assets amortization expense of $3.8 million and $12.7 million, respectively, compared with $9.0 million and $26.7 million, for the three and nine months ended September 30, 2020, respectively.
Service gross profit for the three months ended September 30, 2021, increased 38% to $157 million, representing 67.3% of service revenue, compared to $114 million, representing 63.4% of service revenue, for the three months ended September 30, 2020. The higher service gross profit for the three months ended September 30, 2021, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, and higher service gross profit margin. The lower service gross profit margin for the three months ended September 30, 2020, was primarily driven by the decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the nine months ended September 30, 2021, increased 49% to $466 million, representing 68.7% of service revenue, compared to $313 million, representing 61.5% of service revenue, for the nine months ended September 30, 2020. The higher service gross profit for the nine months ended September 30, 2021, was primarily driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, and higher service gross profit margin. The lower service gross profit margin for the nine months ended September 30, 2020, was primarily driven by the decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the three and nine months ended September 30, 2021, included share-based compensation expense of $6.0 million and $16.9 million, respectively, compared with $7.1 million and $17.8 million, for the three and nine months ended September 30, 2020, respectively. Service gross profit for the three and nine months ended September 30, 2021, included intangible asset charges of $0.2 million and $1.9 million, respectively, compared with $0.9 million and $2.7 million, for the three and nine months ended September 30, 2020, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended September 30, 2021, increased by 22% to $363 million, compared to $299 million for the three months ended September 30, 2020. Selling, general and administrative expenses for the nine months ended September 30, 2021, increased by 17% to $1,040 million, compared to $886 million for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2021, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher variable compensation, and increased infrastructure to support our growth. In addition, there were higher marketing, travel, and training expenses for the three and nine months ended September 30, 2021, as compared with the prior year.
Selling, general and administrative expenses for the three and nine months ended September 30, 2021, included share-based compensation expense of $62.5 million and $171.3 million, respectively, compared with $54.2 million and $149.5 million, for the three and nine months ended September 30, 2020, respectively. Selling, general and administrative expenses for the three and nine months ended September 30, 2021, included intangible assets amortization expense of $1.8 million and $5.4 million, respectively, compared with $1.8 million and $5.2 million, for the three and nine months ended September 30, 2020, respectively.
Selling, general and administrative expenses were 26% and 25% for the three and nine months ended September 30, 2021, as a percentage of revenue, compared to 28% and 29% for the three and nine months ended September 30, 2020, and 25% and 26% for the three and nine months ended September 30, 2019. Our spending in the third quarter of 2021 reflected a continued but less pronounced curtailment of certain costs as a result of the COVID-19 pandemic, including travel, marketing events, clinical trials, and other related expenses. We expect that these costs will continue to increase to the extent that the impact of COVID-19 decreases and decline to the extent that the impact of COVID-19 increases. In addition, we expect spending to increase overall and as a percentage of sales as we continue to support our customers, invest in innovation focused on the quadruple aim, and invest in manufacturing and our supply chain to ensure supply for our customers.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended September 30, 2021, increased by 7% to $166 million, compared to $155 million for the three months ended September 30, 2020. Research and development expenses for the nine months ended September 30, 2021, increased by 9% to $488 million, compared to $445 million for the nine months ended

September 30, 2020. The increases in research and development expenses for the three and nine months ended September 30, 2021, were primarily driven by higher personnel-related expenses and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, informatics, advanced instrumentation, advanced imaging, and future generations of robotics.
Research and development expenses for the three and nine months ended September 30, 2021, included share-based compensation expense of $35.4 million and $98.1 million, respectively, compared with $29.5 million and $84.1 million for the three and nine months ended September 30, 2020, respectively. Research and development expenses for the three and nine months ended September 30, 2021, included intangible asset-related charges of $0.6 million and $5.3 million, respectively, compared with $10.0 million and $15.0 million for the three and nine months ended September 30, 2020, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three and nine months ended September 30, 2021, was $18.5 million, and $65.5 million, respectively, compared with $84.8 million, and $136.5 million, for the three and nine months ended September 30, 2020, respectively. The decrease in interest and other income, net, for the three and nine months ended September 30, 2021, was primarily driven by lower unrealized gains on investments resulting from strategic arrangements, lower interest income earned, despite higher cash and investment balances, due to the decline in average interest rates, and gains on the sale of certain securities in the second quarter of 2020, partially offset by higher foreign exchange losses realized in the second quarter of 2020.
We held an equity investment in preferred shares of Broncus, which was reflected in our financial statements on a cost basis. In September 2021, Broncus completed an IPO. Upon completion of the IPO, the preferred shares were converted to common shares in Broncus, and we recognized a net gain on this investment in the third quarter of 2021 of approximately $8 million. We are restricted from selling these shares for a period of six months. Additionally, during the first quarter of 2021, we recorded an unrealized gain on our investment in Broncus of approximately $14 million.
We held an equity investment in preferred shares of InTouch, which was reflected in our financial statements on a cost basis. On July 1, 2020, Teladoc completed its acquisition of InTouch. Based on the terms of the agreement, we received Teladoc shares on the date of closing and recognized a gain on its investment in the third quarter of 2020 of approximately $45 million.
Income Tax Expense
Income tax expense for the three months ended September 30, 2021, was $73.9 million, or 16.0% of income before taxes, compared to $38.4 million, or 10.8% of income before taxes, for the three months ended September 30, 2020. Income tax expense for the nine months ended September 30, 2021, was $90.7 million, or 6.3% of income before taxes, compared to $67.3 million, or 8.7% of income before taxes, for the nine months ended September 30, 2020.
Our effective tax rate for the three and nine months ended September 30, 2021, and 2020, differs from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and federal R&D credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
Our effective tax rate for the nine months ended September 30, 2021, included a one-time benefit of $66.4 million from re-measurement of our Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets. Our effective tax rate for the nine months ended September 30, 2020, reflected a one-time increase of $36.8 million in unrecognized tax benefits with a corresponding increase to income tax expense. This increase was related to intercompany charges for share-based compensation for relevant periods prior to 2020, triggered by the finalization of a Ninth Circuit Court of Appeals opinion involving an independent third party. An additional charge of $11.1 million related to this matter was recorded to income tax expense for the three and nine months ended September 30, 2021, as a result of additional IRS guidance issued in July 2021.
Our provision for income taxes for the three and nine months ended September 30, 2021, included excess tax benefits associated with employee equity plans of $41.9 million and $158.9 million, which reduced our effective tax rate by 9.1 and 11.1 percentage points, respectively. Our provision for income taxes for the three and nine months ended September 30, 2020, included excess tax benefits associated with employee equity plans of $47.9 million and $144.8 million, which reduced our effective tax rate by 13.5 and 18.8 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.

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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three and nine months ended September 30, 2021, was $6.7 million and $21.4 million, respectively. Net income attributable to noncontrolling interest in Joint Venture for the three and nine months ended September 30, 2020, was $2.9 million and $7.8 million, respectively. The increase in net income attributable to noncontrolling interest in Joint Venture was primarily due to increased sales in China during the three and nine months ended September 30, 2021, as well as re-measurement losses related to contingent consideration during the three and nine months ended September 30, 2020, which did not recur in the same periods of 2021 as the contingent consideration has been finalized and paid.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $1.35 billion to $8.22 billion as of September 30, 2021, from $6.87 billion as of December 31, 2020, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures and taxes paid related to net share settlements of equity awards.
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
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the nine months ended September 30, 2021, and 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in)
Operating activities	$1,521.7	$857.3
Investing activities	(1,820.5)	(606.3)
Financing activities	24.4	(45.9)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2.3)	(2.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(276.7)	$203.1

Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities of $1,522 million exceeded our net income of $1,345 million, primarily due to the following reasons:
1.Our net income included non-cash charges of $534 million, consisting primarily of the following significant items: share-based compensation of $331 million; depreciation expense and losses on the disposal of property, plant, and equipment of $209 million; changes in deferred income taxes of $(41) million; and amortization of intangible assets of $21 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $357 million of cash used by operating activities during the nine months ended September 30, 2021. Prepaid expenses and other assets increased by $217 million, primarily due to an increase in prepaid taxes, driven by the timing of tax payments, and an increase in leasing. Inventory, including the effect of systems inventory built and transferred to property, plant, and equipment as a result of systems placed under operating lease and usage-based arrangements, increased by $189 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters. Refer to further details in the supplemental cash flow information in Note 4 to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Part I. Accounts receivable increased by $55 million, primarily due to the timing of collections. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $36 million increase in accounts payable, primarily due to the timing of payments and vendor billings, a $35 million increase in other liabilities, primarily due to the timing of payments, and a $30 million increase in accrued compensation and employee benefits, primarily due to higher headcount and variable compensation.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021, consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $1,609 million, the acquisition of property and equipment of $203 million, and the acquisition of a business, net of cash acquired, of $9 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021, consisted primarily of proceeds from stock options and exercises and employee stock purchases of $245 million, partially offset by taxes paid on behalf of employees related to net share settlements of vested employee stock purchases of $201 million and the payment of deferred purchase consideration from prior acquisitions of $19 million.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to exceed $300 million in 2021 and increase further in 2022. We intend to fund these needs with cash generated from operations.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that are of significance, or potential significance, to us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2021, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We generally purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and could be identified for single-sourced components, the disruption or termination of the supply of components, or inflationary pressure in our supply chain, could cause a significant increase in the costs of these components, which could affect our operating results. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction, and damage our reputation and our brand. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The time and processes associated with the verification of a new manufacturer could delay our ability to manufacture our products on schedule or within budget, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
In addition, our ability to meet customers’ demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components from our suppliers. An information technology systems interruption, including cybersecurity attacks, could adversely affect the ordering, distribution, and manufacturing processes of our suppliers. Difficulties in obtaining a sufficient amount of semiconductor and other component materials continue to increase, and we expect such difficulties to persist in the foreseeable future. Prices of such materials have also increased, and global supply has become significantly constrained due to the increased demand for materials, including semiconductors, to support expansion of server and cloud networks as a greater proportion of the global population worked remotely, the introduction of 5G, and the continued electrification of vehicles. We engage in activities to seek to mitigate such supply disruptions by, for example, increasing our communications with our suppliers and modifying our purchase order coverage and inventory levels. However, notwithstanding these activities, the global semiconductor and materials supply shortage is likely to remain a challenge for the foreseeable future. Such global shortages in important components have resulted in, and will continue to cause, inflationary pressure in our supply chain, which would impact our profits and profit margin. If shortages and price increases in important supply-chain materials in the semiconductor or other markets continue, we could also fail to meet product demand, which would adversely impact our business, financial condition, results of operations, or cash flows.
DISRUPTION OF CRITICAL INFORMATION SYSTEMS OR MATERIAL BREACHES IN THE SECURITY OF OUR SYSTEMS COULD HARM OUR BUSINESS, CUSTOMER RELATIONS, AND FINANCIAL CONDITION.
Information technology helps us serve and interface with customers, maintain our supply chain and manufacturing operations, operate effectively and efficiently, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the unauthorized access to, loss of, or damage to intellectual property, confidential information, or personally identifiable information (“PII”). If our data management systems do not effectively collect, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, security incidents, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations would be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our internal and external operating results.
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
We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. In addition to potential exposure to data breaches, security incidents, or other actions that may compromise the security of or interfere with the function of our systems, defects or vulnerabilities in the software or systems of our external vendors may expose failures in our internal controls and risk management processes, which may adversely impact our business, financial condition, results of operations, or cash flows and may also harm our reputation, brand, and customer relationships.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2021.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1 to July 31, 2021	—	$—	—	$1.6	billion
August 1 to August 31, 2021	—	$—	—	$1.6	billion
September 1 to September 30, 2021	—	$—	—	$1.6	billion
Total during quarter ended September 30, 2021	—	$—	—
(1) Since March 2009, we have had a stock repurchase program in place. As of September 30, 2021, our Board of Directors (the “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when the Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.6 billion represents the amount available to repurchase shares under the authorized repurchase program as of September 30, 2021. The authorized stock repurchase program does not have an expiration date.
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ MARSHALL L. MOHR
Marshall L. Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: October 20, 2021