Form 10-K
period 2021-12-31
INTUITIVE SURGICAL INC
filed 2022-02-03
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2021, based upon the closing price of Common Stock on such date as reported on The Nasdaq Global Select Market, was approximately $108.7 billion. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock as of January 26, 2022, was 357,744,031.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about April 28, 2022, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

INTUITIVE SURGICAL, INC.

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, the potential impact on our procedure volume, our acquisitions, our expected business, our expected new product introductions, the impacts of Extended Use Instruments, procedures and procedure adoption, future results of operations, future financial position, our ability to increase our revenues, the anticipated mix of our revenues between product and service revenues, our financing plans and future capital requirements, anticipated costs of revenue, anticipated expenses, our potential tax assets or liabilities, the effect of recent accounting pronouncements, our investments, anticipated cash flows, our ability to finance operations from cash flows and similar matters, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the risk that the COVID-19 pandemic could lead to further material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials in the semiconductor and other markets; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals, clearances, or certifications from the U.S. Food and Drug Administration (“FDA”) due to the effects of the COVID-19 pandemic; the evaluation of the risks of robotic-assisted surgery in the presence of infectious diseases; diversion of management and other resources to respond to COVID-19 outbreaks; the impact of global and regional economic and credit market conditions on healthcare spending; the risk that the COVID-19 virus disrupts local economies and causes economies in our key markets to enter prolonged recessions; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions, including Orpheus Medical; procedure counts; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party; product liability and other litigation claims; adverse publicity regarding us and the safety of our products and adequacy of training; our ability to expand into foreign markets; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law. Risks are described throughout this filing, particularly in Part I, “Item 1A. Risk Factors,” and include, but are not limited to, those summarized on the following pages.

RISKS RELATING TO OUR BUSINESS
•Public health crises or epidemic diseases, or the perception of their effects, have and could continue to materially adversely affect our business and results of operations.
•Our reliance on sole and single source suppliers and our ability to purchase at acceptable prices a sufficient supply of materials, parts, and components could harm our ability to meet demand for our products in a timely manner or within budget.
•Because our markets are highly competitive, customers may choose to purchase our competitors’ products or services or may not accept da Vinci robotic-assisted surgery, which would result in reduced revenue and loss of market share.
•The inflationary environment could materially adversely impact our business and results of operations.
•If our products do not achieve and maintain market acceptance, we will not be able to generate the revenue necessary to support our business.
•If institutions or surgeons are unable to obtain coverage and reimbursement from third-party payors for procedures using our products, or if reimbursement is insufficient to cover the costs of purchasing our products, we may be unable to generate sufficient sales to support our business.
•If our products contain defects or encounter performance problems, we may have to recall our products, incur additional unforeseen costs, and our reputation may suffer.
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
•If we lose key personnel or are unable to attract and retain additional personnel, our ability to compete will be harmed and increases in labor costs could materially adversely impact our business and results of operations.
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
•Our customers may use unauthorized, unapproved, or uncertified instruments and accessories, which would result in reduced revenue and loss of market share.
•We expect gross profit margins to vary over time, and changes in our gross profit margins could adversely affect our financial condition or results of operations.
•We utilize distributors for a portion of our sales and service of our products in certain countries, which subjects us to a number of risks that could harm our business.
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
•Disruptions at the FDA and other government agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent products from being developed, cleared, certified, approved, or commercialized in a timely manner or at all, which may adversely affect our business.

•We are subject to risks associated with real estate construction and development.
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
RISKS RELATING TO OUR REGULATORY ENVIRONMENT
•Complying with FDA regulations is a complex process, and our failure to fully comply could subject us to significant enforcement actions.
•Our products are subject to a lengthy and uncertain domestic regulatory review process. If we do not obtain and maintain the necessary domestic regulatory authorizations, we will not be able to sell our products in the U.S.
•Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA and foreign regulatory authorities and, if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition, and results of operations.
•If our manufacturing facilities do not continue to meet federal, state, or other manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, import/export of our products, and/or recall some products, which would result in significant product delivery delays and lost revenue.
•Our products are subject to international regulatory processes and approval or certification requirements. If we do not obtain and maintain the necessary international regulatory approvals or certifications, we will not be able to sell our products in other countries.
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
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
•If we are unable to fully protect and successfully defend our intellectual property from use by third parties, our ability to compete in the market may be harmed.
•Others may be successful in asserting that our products infringe their intellectual property rights, which may cause us to pay substantial damages and/or enjoin us from commercializing our products.
•Our products rely on licenses from third parties, which may not be available to us on commercially reasonable terms or at all. If we lose access to these technologies, our revenues could decline.
GENERAL RISK FACTORS
•Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.
•Our stock price has been, and will likely continue to be, volatile.
•Changes to financial accounting standards may affect our reported results of operations.
The summary of material risk factors described above should be read together with the text of the full risk factors below in the section entitled “Item 1A. Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows.

PART I
ITEM 1.     BUSINESS
In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries. Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci X®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, SureForm®, Ion®, Iris®, and SynchroSeal® are trademarks or registered trademarks of the Company.
Company Background
As part of Intuitive’s mission, we believe minimally invasive care is life-enhancing care. Through ingenuity and intelligent technology, we expand the potential of physicians to heal without constraints. We envision a future of care that is less invasive and profoundly better, where diseases are identified earlier and treated quickly so patients can get back to what matters most.
Intuitive is committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables precision and control, seamless interactions and experiences, and meaningful insights to drive better care.
Intuitive brings nearly three decades of experience and technical innovation to our robotic-assisted surgical solutions. While surgery and acute interventions have improved significantly in the past decades, there remains a significant need for better outcomes and decreased variability of these outcomes across care teams. The current healthcare environment continues to stress critical resources, including the professionals who staff care teams: surgeons, anesthesiologists, nurses, and other staff. At the same time, governments strain to cover the healthcare needs of their populations and demand lower total cost per patient to treat disease. In the face of these challenges, we believe scientific and technological advances in biology, computing, imaging, algorithms, and robotics may offer new methods to solve continued and difficult problems.
We address our customer needs by sharing their goals reflected in the quadruple aim. First, we focus on improving patient outcomes through an ecosystem of advanced robotic systems, instruments and accessories, progressive technology learning pathways, and comprehensive support and program assistance services. Second, we seek to improve the patient experience by minimizing disruption to lives and creating greater predictability for the treatment experience. Third, we seek to improve care team satisfaction by creating products and services that are dependable, smart, and optimized for the care environment in which they are used. Finally, we seek to lower the total cost to treat per patient episode when compared with existing treatment alternatives, providing a return on investment for hospitals and healthcare systems and value for payers.
Products
Systems
Advanced robotic systems provide precise, powerful systems with high-performance vision extending care team’s capabilities to enhance minimally invasive care. These systems include the da Vinci Surgical System, which was designed to enable complex surgery using a minimally invasive approach, and the Ion endoluminal system, which extends our commercial offerings beyond surgery into diagnostic procedures, enabling minimally invasive biopsies in the lung.
Da Vinci Surgical Systems
By striving to find less invasive ways to enter the body, provide clearer views of anatomy and more precise tissue interactions, and helping hone surgical skills, Intuitive launched its first da Vinci Surgical System in 1999. In 2000, the U.S. Food and Drug Administration (“FDA”) cleared da Vinci for general laparoscopic surgery.
There are several models of the da Vinci Surgical System: our fourth generation da Vinci X, da Vinci Xi, and da Vinci SP Surgical Systems, our third generation da Vinci Si Surgical System, our second generation da Vinci S Surgical System, and our first generation da Vinci standard Surgical System. The da Vinci surgical systems are designed to enable surgeons to perform a wide range of surgical procedures within our targeted general surgery, urologic, gynecologic, cardiothoracic, and head and neck specialties. To date, surgeons have used the da Vinci Surgical System to perform dozens of different types of surgical procedures. Da Vinci systems offer surgeons three dimensional, high definition (“3DHD”) vision, a magnified view, and robotic and computer assistance. They use specialized instrumentation, including a miniaturized surgical camera (endoscope) and wristed instruments (e.g., scissors, scalpels, forceps, etc.) that are designed to help with precise dissection and reconstruction deep inside the body.
Our da Vinci surgical systems are comprised of the following components:
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
3DHD Vision System. Our vision system includes a 3DHD endoscope with two independent vision channels linked to two separate color monitors through sophisticated image processing electronics and software. The resulting 3DHD image has high resolution, high contrast, low flicker, and low cross fading. A digital zoom feature in the 3DHD vision system allows surgeons to magnify the surgical field of view without adjusting the endoscope position and, thereby, reduces interference between the endoscope and instruments. The 3DHD vision system is a standard, integrated feature on the da Vinci X, da Vinci Xi, da Vinci SP, da Vinci Si, and da Vinci S Surgical Systems.
Firefly Fluorescence Imaging (“Firefly”). Firefly is a standard feature of the da Vinci X and da Vinci Xi Surgical Systems and is available as an upgrade on our da Vinci Si Surgical System. This imaging capability combines an injectable fluorescent dye with a specialized da Vinci camera head, endoscope, and laser-based illuminator to allow surgeons to identify vasculature, tissue perfusion, or biliary ducts in three dimensions beneath tissue surfaces in real-time. Firefly is typically used in the procedure categories of urology, gynecology, and general surgery.
Da Vinci Xi Integrated Table Motion. Integrated Table Motion coordinates the movements of the da Vinci robotic arms with an advanced operating room (“OR”) table, the TS 7000dV OR Table sold by HillromTM, to enable managing the patient’s position in real-time while the da Vinci robotic arms remain docked. This gives OR teams the capability to optimally position the operating table during da Vinci Surgical System procedures. Integrated Table Motion enables surgeons to maximize reach, facilitate access, and choose the angle of approach to target anatomy, as well as reposition the table during the procedure to enhance anesthesiologists’ management of the patient.
Ion Endoluminal System
In 2019, the FDA cleared our Ion endoluminal system, which enables minimally invasive biopsies in the lung. Our Ion system is a flexible, robotic-assisted, catheter-based platform that utilizes instruments and accessories, which extends our commercial offering beyond surgery into diagnostic, endoluminal procedures with this first application. The system features an ultra-thin, ultra-maneuverable catheter that can articulate 180 degrees in all directions and allows navigation far into the peripheral lung and provides the stability necessary for precision in biopsy. Many suspicious lesions found in the lung may be small and difficult to access, which can make diagnosis challenging, and Ion helps physicians obtain tissue samples from deep within the lung, which could help enable earlier diagnosis.
Instruments and Accessories
We offer a comprehensive suite of stapling, energy, and core instrumentation for our surgical systems. Our technology is designed to transform the surgeon’s natural hand movements outside of the body into corresponding micro-movements inside the patient’s body and suture with precision, just as they can in open surgery. With our technology, a surgeon can also use “motion scaling,” a feature that translates, for example, a three-millimeter hand movement outside the patient’s body into a one-millimeter instrument movement in the surgical field inside the patient’s body. Motion scaling is designed to allow precision and control for delicate tasks. In addition, our technology filters the tremor inherent in a surgeon’s hands.
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
In 2020, we announced our “Extended Use Program,” which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses (“Extended Use Instruments”), compared to previously 10 uses. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments were introduced in the U.S. and Europe in the fourth quarter of 2020 and were launched in most other countries around the world during the first half of 2021, except China due to regulatory timelines. They will continue to be introduced at various times throughout 2022 in other geographies, depending on regulatory processes.
Da Vinci Stapling. The EndoWrist Stapler is a wristed, stapling instrument intended for resection, transection, and/or creation of anastomoses. This instrument enables operators to precisely position and fire the stapler. We market five staplers available with the da Vinci X and da Vinci Xi Surgical Systems: the EndoWrist Stapler 30 and 45 and the SureForm Stapler 30, 45, and 60, where the numeric designation indicates the length of the staple line. The EndoWrist Stapler 30 is intended to deliver particular utility with fine tissue interaction in lobectomy and other thoracic procedures. The EndoWrist Stapler 45 is used in general surgery, gynecologic, thoracic, and urologic procedures. The SureForm Staplers 30, 45, and 60 are intended to be used in general surgery, thoracic, gynecologic, urologic, and pediatric surgery procedures. The SureForm Stapler 30 received U.S. FDA 510(k) clearance in December 2021 and may deliver particular utility in thoracic procedures. The SureForm 45 may deliver particular utility in thoracic and colorectal procedures where maneuverability and visualization are limited. The SureForm Stapler 60 is a single-use, fully wristed, stapling instrument intended to deliver particular utility in bariatric procedures. We market five stapler reloads: gray (2.0 mm), white (2.5 mm), blue (3.5 mm), green (4.3 mm), and black (4.6 mm). Not all reloads are available for use on all staplers. Not all staplers or reloads are available in all countries.
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
The E-100 generator is Intuitive’s first generator and is offered as an upgrade to power the da Vinci Vessel Sealer Extend and our SynchroSeal instrument, which was cleared by the FDA in November 2019. SynchroSeal enables a surgeon to perform rapid, one-step sealing and transection with a single pedal press. SynchroSeal uses advanced bipolar energy from its raised cut electrode to transect tissue and then cool down quickly.
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
Learning
Intuitive provides progressive learning pathways to support the safe and effective use of our technology. These pathways leverage both learning engagements and learning technologies. Learning engagement touchpoints vary by specific pathway, skill level, and interest, while learning technologies enable and provide training directly to the customer. The portfolio of learning offerings includes role-specific Training Pathways, Learning Engagements, and Learning Technology.
Training Pathways. Intuitive Training Pathways are progressive learning journeys that help our customers achieve proficiency using Intuitive technology. There are pathways for surgeons and physicians, residents and fellows, OR care teams, patient side assists, and robotic coordinators, as well as recommendations for executives.

Learning Engagements. Intuitive Learning Engagements are touchpoints that support customers throughout their learning journeys. They vary by pathway, skill level, and focus area. Engagements include case observations, online education, in-service training, simulation/skills training, OR care team training, technology training, reprocessing training, proctoring, advanced training, and curriculum development support. Many of these programs take place at established Intuitive training centers and include instruction by expert surgeons and physicians.
Learning Technology. Learning Technologies include solutions that provide education and training directly to the customer as well as the enabling technologies that make provision possible. Intuitive’s enabling technologies include Telepresence and the Procedure Analytics Platform. Specific technology solutions include Intuitive Learning, SimNow, customized training models, remote case observations, and remote proctoring. Two of the technology solutions most heavily utilized by customers are Intuitive Learning and SimNow.
Intuitive Learning. Intuitive Learning provides our customers with access to the technology, procedure, and simulation materials essential to their specific learning journeys. Both assignment of learning materials and tracking of learning progress occur seamlessly within the platform. While Intuitive Learning plans guide learners through each step in their pathways, customers are also able to search the platform independently for additional materials that may be relevant to their area of focus. This platform also provides customers with immediate access to their various training certificates.
SimNow. Our cloud-enabled SimNow simulation platform is a practice tool that gives a user the opportunity to practice their skills and gain familiarity with the surgeon console controls and supports the user's progressive learning pathway. SimNow incorporates 3D, physics-based computer simulation technology to immerse the user within a virtual environment and provides training capabilities that have been used extensively by surgeons. The user navigates through the environment and completes exercises by controlling virtual instruments from the surgeon console. Upon completion of a skills exercise, the skills simulator provides a quantitative assessment of user performance based on a variety of task-specific metrics. The SimNow online connection drives real-time simulation performance tracking for surgeons and administrators through an online dashboard and supports remote updates of the VR content and 3DHD videos to drive a more interactive and engaging customer experience. SimNow is intended to augment, not replace, existing training programs for the da Vinci X, da Vinci Xi, and da Vinci SP Surgical Systems.
Services
We have a network of field service engineers across the U.S., Europe, and Asia and maintain relationships with various distributors around the globe. This infrastructure of service and support specialists offers a full complement of services for our customers, including 24/7 support, installation, repair, and maintenance.
Our comprehensive support and program assistance helps to ensure customers and care teams maximize program performance and protect their investment. Services include readiness support, maintenance support, OR consulting, Customer Hospital Analytics, and market consulting optimization.
Readiness and Maintenance Support. Readiness support is operational support to assure smooth onboarding and adoption of new systems and technology. Maintenance support helps to maximize operational efficiency and reduce unplanned equipment downtime. It includes services care plans, support teams, onsite monitoring, software upgrades and updates as well as a maintenance customer portal. The service care plan offers flexible service plans to ensure reliability of the systems and instruments and optimize the robotics program. The support team of expert field service, remote technical support, and customer care technicians resolve and prevent any technology issues and maximize utilization. OnSite Monitoring offers remote service in real-time for pre-operative and intraoperative troubleshooting, as well as proactive monitoring of system performance. Software upgrades and updates enable the latest product innovations and enhancements. The maintenance customer portal is an online tool that delivers on-demand data to set, monitor, and help the operational goals of a robotics program.
OR Consulting. OR consulting is a suite of customized solutions to improve a hospital’s efficiency and performance with Intuitive technologies. New system integration support is available to streamline the start-up process and expedite increased procedure volumes. Overall program assessments help to support efficiency improvements, cost reductions, and system access optimization.
Program Analytics. Our Custom Hospital Analytics program enables the integration of data sources so that individual health institutions can analyze their data in their own environment. Using this data, administrators, chiefs of surgery, and surgeons can gain alignment around their programs based on their KPIs, determine best practices, assess gaps, and take actionable steps to address any gaps.

Digital Solutions
Integrated digital capabilities provide unified and connected offerings, streamlining performance for hospitals with program-enhancing insights. Secure-by-design, cloud-enabled products analyze and simplify essential data to continuously optimize use of time, tools, and techniques.
Intuitive Hosted & Managed Services. The vast majority of our systems are network connected and directly communicate with Intuitive to enable proactive monitoring as well as provide software updates and data insights to Intuitive customers.
3D Modeling Services. In February 2019, the FDA cleared Iris, Intuitive’s augmented reality imaging product, for use in kidney procedures. The service extracts CT scans, runs them through machine-learning algorithms and, after technicians’ revision and radiologists’ review, returns a 3D segmented model of the kidney for use in planning for a procedure and for intraoperative visualization of the area. The tool uses augmented reality to give surgeons an image with details of the kidney anatomy – blood vessels, tumor shape, and size – that they may not be able to see well with other imaging. Intuitive designed this to help with pre-operative planning and intraoperative guidance as well to be shared as a teaching tool for other physicians and patients. It can also be part of the viewing experience inside of the da Vinci surgeon console to enhance information and let surgeons know where critical anatomy sits as they work through a procedure. The service is currently being used in pilot studies. We launched our first pilot site in 2019, continued in 2020 with select sites, and have six pilot sites as of December 31, 2021.
My Intuitive. This recently launched mobile application was developed to be the single point for Intuitive customers to access products, services, and personal data insights. The application also offers comparisons of those insights with anonymized national benchmarks to help drive operational efficiencies and decreased costs. The most recent version enables mobile access to Intuitive’s Learning platform, case reports generated automatically for the surgeon, and an ability for surgeons to publish their practice information online for patients seeking local physicians.
Intuitive Hub. Intuitive Hub captures, transfers, and stores clinical media as part of an OR informatics platform that integrates multiple applications and data sets to help orchestrate procedure workflows. The most recent update connects the da Vinci system to the media management application, automating video bookmarking and editing for physicians aimed at improving workflow efficiencies outside the OR.
Business Strategy
We align our goals to those of our customers, often called the Quadruple Aim: enabling physicians and hospitals to improve outcomes for their patients, improve their patient’s and the care team’s experience, and lower the total cost to treat per patient episode. Through the use of smart, connected systems, robotic technologies, advanced imaging, and informatics, our objective is to create value for patients, surgeons, and hospitals as summarized below.
Patient Value. We believe that the value of a medical procedure to a patient can be defined: Patient Value = Procedure Efficacy / Invasiveness. We define procedure efficacy as a measure of the success of the procedure in helping resolve the underlying disease and invasiveness as a measure of patient pain and disruption of regular activities. When the patient value of procedure using an Intuitive product is greater than that of alternative treatment options, patients may benefit from seeking out surgeons and hospitals that offer those products, which could potentially result in a local market share shift. Adoption of Intuitive technology occurs procedure by procedure and market by market and is driven by the relative patient value and the total treatment costs of da Vinci procedures as compared to alternative treatment options for the same disease state or condition. We believe that most patients will place higher value on procedures that are not only more efficacious but also less invasive than alternative treatments. Our goal is to provide products to surgeons who, in turn, provide patients with procedure options that are both highly effective and less invasive than others.
Surgeon Value. We offer physicians and their operating room staff training on the technical use of our products. We provide an ergonomic platform through our da Vinci surgical system for surgeons to perform their procedures. We seek to provide surgeons with reliable and easy-to-use products. For example, the change to cloud-based analytics and routine use of local analytics may help surgeons track their procedures and processes and, with a network-connected smartphone and the My Intuitive app, surgeons can access and explore their procedure data, such as console time and instrument usage, to gain insights into their program.
Hospital Value. We assist hospitals in building value by offering patient value using da Vinci products, thereby increasing surgical revenue and reducing costs through lower complication rates and reduced lengths of patient stay. For example, we believe robotic-assisted surgery with the da Vinci Surgical System is a cost-effective approach to many surgeries as compared to alternative treatment options, as recognized in many published studies. We also offer our Custom Hospital Analytics program, which enables the integration of data sources so that individual health institutions can analyze their data in their own environment. Using this data, administrators, chiefs of surgery, and surgeons can gain alignment around their programs based on their KPIs, determine best practices, assess gaps, and take actionable steps to address any gaps.
Clinical Applications
We are the beneficiaries of productive collaborations with leading surgeons in exploring and developing new techniques and applications for robotic-assisted surgery with the da Vinci Surgical System and minimally invasive biopsies with the Ion endoluminal system—an important part of our creative process. We primarily focus our development efforts on those procedures in which we believe our products bring the highest patient value, surgeon value, and hospital value. We currently focus on five surgical specialties: general surgery, urologic surgery, gynecologic surgery, cardiothoracic surgery, and head and neck surgery. Key procedures that we are focused on include hernia repair, colon and rectal procedures, cholecystectomy, bariatric surgery, prostatectomy, partial nephrectomy, hysterectomy, sacrocolpopexy, lobectomy, and transoral robotic surgery. We also focus on minimally invasive biopsies in the lung. Representative surgical applications are described below.
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
Cardiothoracic Surgery
Thoracic Surgery. Conventional approaches to surgical procedures in the thorax include both open and video-assisted thoracoscopic approaches. Procedures performed via these methods include pulmonary wedge resection, pulmonary lobectomy, thymectomy, mediastinal mass excision, and esophagectomy. Many thoracic procedures remain open procedures. Surgeons have reported that the use of robotic-assisted surgery with a da Vinci Surgical System in thoracic surgery has enabled them to offer MIS approaches to a broader range of thoracic surgery patients and improved clinical outcomes compared to open and video-assisted thoracic surgery in published single-center, multi-center, and national database clinical studies. Also, we believe the EndoWrist Stapler 30 and the SureForm Stapler 30, which received U.S. FDA 510(k) clearance in December 2021, may have particular utility in thoracic procedures.
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
Clinical Summary
There are approximately 70 representative clinical uses for da Vinci Surgical Systems. We believe that there are numerous additional applications that can be addressed with the da Vinci Surgical System, and we work closely with our surgeon customers to refine and explore new techniques in which a da Vinci Surgical System may bring value. As of December 31, 2021, we had an installed base of 6,730 da Vinci Surgical Systems, including 4,139 in the U.S., 1,199 in Europe, 1,050 in Asia, and 342 in the rest of the world. We estimate that surgeons using our technology completed approximately 1,594,000 surgical procedures of various types in hospitals throughout the world during the year ended December 31, 2021.
Additionally, over time, we believe that there are numerous additional applications that can be addressed with the Ion endoluminal system. As of December 31, 2021, we had an installed base of 129 Ion endoluminal systems, 128 of which are located in the U.S. We plan to seek additional clearances for Ion in markets outside of the U.S. (“OUS”) over time.

Sales and Customer Support
Sales Model
We provide our products through direct sales organizations in the U.S., Europe (excluding Spain, Portugal, Italy, Greece, and most Eastern European countries), China, Japan, South Korea, India, and Taiwan. In January 2019, our Intuitive-Fosun joint venture (referred to herein as the “Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”) acquired certain assets related to the distribution business of Chindex Medical Limited and its affiliates (“Chindex”), a subsidiary of Fosun Pharma, which has been our distribution partner for da Vinci Surgical Systems in China since 2011, and began direct operations for da Vinci products and services in China. See “Item 7. Management Discussion and Analysis” for further details on the Joint Venture. In the remainder of our markets outside of the U.S., we provide our products through distributors. During the years ended December 31, 2021, 2020, and 2019, domestic revenue accounted for 67%, 68%, and 70%, respectively, of total revenue, while revenue from our OUS markets accounted for 33%, 32%, and 30%, respectively, of total revenue. As of December 31, 2021, and 2020, 84% and 83% of all long-lived assets were in the U.S., respectively.
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
Our business is subject to seasonal fluctuations. Historically, our sales of da Vinci Surgical Systems have tended to be heavier in the fourth quarter and lighter in the first quarter, as hospital budgets are reset. In addition, we have historically experienced lower procedure volume in the first and third quarters and higher procedure volume in the second and fourth quarters. More than half of da Vinci procedures performed are for benign conditions. These benign procedures and other short-term elective procedures tend to be more seasonal than cancer procedures and surgeries for other life-threatening conditions. In the U.S., volumes for procedures associated with benign conditions are typically seasonally higher in the fourth quarter when more patients have met annual deductibles and lower in the first quarter when deductibles are reset. Seasonality outside the U.S. varies and is more pronounced around local holidays and vacation periods. The timing of procedures and changes in procedure volume impact the timing of instrument and accessory and capital purchases. As a result of factors outlined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic” below, including the past and potential future recommendations of authorities to defer elective procedures, historical procedure patterns have been and may continue to be disrupted.
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
Moreover, as we add new robotically controlled products (e.g., da Vinci Stapling and da Vinci Energy) that compete with product offerings traditionally within the domains of open surgery and/or conventional MIS, we face greater competition from larger and well-established companies, such as Johnson & Johnson and Medtronic plc.
The companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field, include, but are not limited to, Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid, Inc.; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; MicroPort Scientific Corporation; Olympus Corporation; Samsung Group; Shandong Weigao Group Medical Polymer Company Ltd.; and Titan Medical Inc. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our revenues may be adversely impacted as our competitors announce their intent to enter our markets and as our customers anticipate the availability of competing products.
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
As of December 31, 2021, we held ownership or exclusive field-of-use licenses for more than 4,200 U.S. and foreign patents and have filed more than 2,100 U.S. and foreign patent applications. We intend to continue filing new patent applications in the U.S. and foreign jurisdictions to seek protection for our technology.
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
U.S. Regulation
Our products are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, recordkeeping, complaint and adverse event reporting, clearance, approval, certification, promotion, marketing, export, import distribution, and service of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses.
Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products are Class II medical devices.
Class II medical devices are those which are subject to general controls, and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents.
Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FFDCA requesting authorization to commercially distribute the device. The FDA’s authorization to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Our current products are subject to premarket notification and clearance under section 510(k) of the FFDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device.
The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.
If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA has a statutory 90-day period to respond to a 510(k) submission; however, as a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the device may be designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the de novo classification pathway, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.
The PMA process is more demanding than the 510(k) premarket notification process. In a PMA application, the manufacturer must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, including data from preclinical studies and human clinical trials. The FDA, by statute and regulation, has 180 days to review a PMA application, although the review more often occurs over a significantly longer period of time and can take up to several years. In approving a PMA application or clearing a 510(k) submission, the FDA may also require some additional manufacturing controls, design control activities and approvals, as well as specific post-market surveillance requirements when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and make periodic reports to the FDA on the clinical status of those patients.
Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations designed to determine the safety and effectiveness of a medical device must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations, which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to the FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period and make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FFDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.
More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the recommended testing methods, where feasible.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo classification, or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, approval of a PMA, or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
In addition, the FDA may place significant limitations upon the intended use of our products as a condition of granting marketing authorization. Moreover, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These requirements include establishment registration and device listing with the FDA; compliance with medical device reporting regulations, which require that manufacturers report to the FDA if their device caused or contributed, or may have caused or contributed, to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health; the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device. In addition, the FDA and the Federal Trade Commission also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims, and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims.
Our manufacturing processes are required to comply with the Quality System Regulation (“QSR”). The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, testing, controlling, documenting, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records, which demonstrate compliance with the FDA regulation, the manufacturer’s own procedures, specifications, and testing, as well as distribution and post-market experience. Compliance with the QSR is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S. A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with applicable QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees, administrative penalties, and civil or criminal penalties;
•recalls, withdrawals, or administrative detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export approvals for our products; or
•criminal prosecution.
In addition, the discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
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
Foreign Regulation
In order for us to market our products in countries outside the United States, we must obtain regulatory approvals or certifications and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals, clearance, or certifications and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes that are substantially longer than U.S. processes. Failure to obtain regulatory approval or certification in a timely manner and meet all of the local requirements, including language and specific safety standards, in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.
Japan
Most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory approval to be sold in Japan. We obtained approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our da Vinci Si Surgical System in October 2012, for our da Vinci Xi Surgical System in March 2015, and for our da Vinci X Surgical System in April 2018. National reimbursement status in Japan was received for prostatectomy procedures in April 2012 and for da Vinci partial nephrectomy procedures in April 2016. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. An additional 7 procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedures. If these procedures are not adopted and we are not successful in obtaining adequate procedure reimbursements for additional procedures, then the demand for our products in Japan could be limited. The process of reimbursement for new da Vinci surgical procedures in Japan is led by the surgical societies. The societies submit for reimbursement or incremental reimbursement to the MHLW for their evaluation. The decision to reimburse requires in-country clinical data and is fixed in April of even-numbered years.
European Union
In the European Union (“EU”), all medical devices placed on the EU market must meet the essential requirements, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner.
Compliance with the essential requirements is a prerequisite for European Conformity Marking (“CE mark”) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive” or “MDD”), which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation” or “MDR”). Our current certificates have been granted under the MDD. However, as of May 26, 2021, some of the MDR requirements apply in place of the corresponding requirements of the MDD with regard to registration of economic operators and of devices, post-market surveillance, and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the MDR.
Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts,” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.
Brexit
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for the Great Britain (i.e., England, Wales, and Scotland) medical device market. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months, depending on the classification of the device, to comply with the new registration process) before being placed on the Great Britain market. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (“UK Conformity Assessed”) mark, but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.
In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.
Regulations in other countries, including the requirements for approvals, certification, or clearance and the time required for regulatory review, vary from country to country. Certain countries, such as China and South Korea, have their own regulatory agencies. These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products may negatively impact our ability to generate revenue and harm our business. In addition to product registration approvals, our system sales into China are also dependent on obtaining importation authorizations and provincial approvals, as well as hospitals completing a tender and hospital listing process under the authorization. In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020 (ref. NHC Financial Notice [2020] 315), the government will allow for the total sale of 225 new Endoscopic Surgical Instrument Control Systems (surgical robots) into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. Sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
In addition, local regulations may apply, which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and, in general, are increasing in complexity and in the scope and degree of documentation and testing required. There can be no assurance that the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use, and service as well as the removal and disposal of medical devices in the regions in which we operate and market our products. Failure to comply with any of these regulations could result in sanctions or fines and could prevent us from marketing our products in these regions.

Third-Party Coverage and Reimbursement
Our customers, including physicians, hospitals, and outpatient facilities, typically bill third-party payors for the costs and fees associated with the procedures in which our products are used. In the U.S., in order to receive payment for the procedures performed using our products, our customers must report codes that describe the services or products furnished and determine the medical necessity of the service or whether the service is included in the payors’ policy). In the U.S. and most markets globally where we sell our products, reimbursement for medical services and surgical procedures to hospitals, outpatient facilities, and surgeons (collectively “providers”) is determined by the government, commercial payors (insurers), or a combination of both.
In the U.S., the Centers for Medicare and Medicaid Services (“CMS”) and its fiscal intermediaries (Medicare Administrative Contractors) and state Medicaid programs establish reimbursement policies for medical and surgical services at the state and federal level for the Medicare and Medicaid programs. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies but also have their own methods and approval processes. Commercial payors in non-capitated contracts commonly establish payment to providers based on a percentage of the Medicare payment rate.
Physicians and outpatient facilities bill for medical and surgical services by reporting a combination of billing codes. Current Procedural Terminology (“CPT”) codes are created by the American Medical Association (“AMA”) with input from CMS and commercial payors to describe medical and surgical procedures. CPT codes currently exist for minimally invasive surgical procedures, which may involve the da Vinci surgical system. In general, the majority of payors, including Medicare, consider robotic assistance as a tool used to perform the procedure and do not pay providers more for a surgical procedure that involves robotic assistance using the da Vinci or any other robotic surgical system. Because there is often no separate reimbursement for the use of our products, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if governmental and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenue necessary to support our business.
Hospitals bill for inpatient services by reporting ICD-10-PCS codes. CMS is primarily responsible for overseeing changes and modifications to ICD-10-PCS codes. Medicare payment to hospitals for services provided during an inpatient stay are based on the Inpatient Prospective Payment System (“IPPS”). Under the IPPS, each patient discharge is categorized into a Medicare Severity Adjusted Diagnosis-Related Group (“MS-DRG” or “DRG”). Each DRG has an assigned payment weight based on the average resources used for Medicare patients in that DRG, taking into account the patient’s principal diagnosis, surgical procedures, age, discharge status, and up to 24 additional or secondary diagnoses, among other things. The DRG is a single, bundled payment intended to cover all costs associated with the inpatient admission.
The use of robotic technology does not influence MS-DRG assignment or payment for an inpatient admission related to a surgical procedure. CMS annually updates hospital inpatient and outpatient payments based on hospitals’ charge data. Hospital inpatient and outpatient payments are also adjusted based on whether the hospital is a teaching hospital, its geographic location, and any failures to meet certain quality metrics, among other factors.
Commercial payors commonly establish inpatient facility payment for providers using published Medicare DRG rates as a benchmark. Commercial payment to providers varies depending on the procedure performed, geographic location, contractual allowances, and other factors.
Medicare and commercial payor payments to facilities for medical and surgical services may not always fully reimburse providers for all costs associated with furnishing these procedures. If payment is insufficient for procedures involving our technology, hospitals and physicians may decide not to use our products.
In countries outside the U.S., reimbursement for surgical services to physicians and facilities differs considerably and varies by country. In some markets, there is a single public payor who provides a global annual budget to hospitals to provide all care to the population served in a designated geographic area. In other markets, private insurance can be purchased or is provided by employers to supplement public health insurance. In some countries, patients may be permitted to pay directly for surgical services; however, such “co-pay” practices are not common (or allowed) in many countries. Further, in many global markets, access to procedures and technology is governed or heavily influenced by Health Technology Assessment (“HTA”) organizations, which conduct periodic and extensive evidence-based reviews of the clinical value and cost effectiveness of a new technology. To effectively conduct our business, we may need to seek OUS reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all. In addition, in some markets, HTA organizations may publish reports with mixed conclusions about the clinical and economic value of our products to the population. Such reviews could negatively impact hospital adoption of our technology.

Healthcare Reform
In the U.S., there have been, and continue to be, a number of legislative initiatives to contain healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted. The ACA made changes that have significantly impacted healthcare providers, insurers, and pharmaceutical and medical device manufacturers. The ACA contained a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansion and appropriated funding to research the comparative effectiveness of healthcare treatments and strategies. It remains unclear how this research will influence future Medicare coverage and reimbursement decisions as well as influence other third-party payor coverage and reimbursement policies.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030, unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 and are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures.
In the U.S. and abroad, reimbursement is dynamic and subject to change annually by public and private payors. National government agencies may also intervene and pass legislation that is intended to reduce healthcare spending, which could impact market access. Such legislative interventions can vacillate significantly based on government leadership. Other federal or state healthcare reform measures that may be adopted in the future could have a material adverse effect on our business. Any regulatory or legislative developments in domestic or foreign markets that eliminate or reduce reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would adversely affect our business, financial condition, and results of operations.
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
As of December 31, 2021, we had approximately 9,793 full-time employees, 1,294 of whom were engaged directly in research and development, 3,682 in manufacturing operations, 3,354 in commercial and service operations, and 1,463 in administrative activities. During 2021, the number of employees increased by approximately 1,712. Our employees are based in 27 different countries around the world. Our global workforce consists of diverse, highly skilled talent at all levels. During 2021, our turnover rate was approximately 10.3%.
Inclusion and Diversity
Intuitive’s inclusion and diversity (I&D) vision is to empower our employees and customers from every background to fully contribute toward our mission to expand the potential of physicians to heal without constraints. We want to build an environment where every individual can belong and flourish – in our company and the communities we serve.
We believe that everyone should feel included and fairly treated, and we embrace the unique qualities that make people who they are. This includes all genders and gender identities, races, ethnicities, ages, national origins, native languages, disabilities, sexual orientations, body sizes, military backgrounds, socioeconomic backgrounds, religions, and family structures. We believe in seeking the different to propel innovation and creativity forward.
We have a four-part strategy to guide our I&D progress: building a diverse workforce to fuel innovation and better mirror the patients we serve; ensuring an inclusive experience, where employees from all backgrounds feel welcome, supported, and valued; investing in fair practices by continuously improving our people practices and sharing progress; and strengthening our industry leadership by engaging with the healthcare community, diversity-focused organizations, and shareholders to drive positive change. Employee Resource Groups (ERGs) have been one key area of I&D focus and growth, providing support and community for traditionally marginalized groups, including women, people of color, members of the LGBTQ+ community, military veterans, and employees with disabilities.
From a governance perspective, maintaining a mix of backgrounds and experience in our board composition is essential to understanding and reflecting the needs of our diverse stakeholders. Currently, four of our 11 board members self-identify as women, and three of our 11 board members self-identify as individuals from underrepresented communities (defined as an individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self-identifies as gay, lesbian, bisexual, or transgender).
Health, Safety, and Wellness
The health, safety, and wellness of our employees is a priority in which we continued to invest and expand throughout 2021. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, including workplace health and safety best practices integrated into our everyday activities. Additionally, we provide programs that help employees have peace of mind concerning events that may require time away from work or that may impact their family, mental health, or financial well-being.
We continue to implement changes that we determine are in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This includes having employees continue to work from home, where possible, while providing support for strategic, on-site, in-person activities and gatherings with meeting and event protocols in place to help minimize the exposure to COVID-19 and other risks. Each Intuitive location manages overall safety with guidance based on regional, country, and local regulations and best practices.
In 2021, investments in building upgrades and facility safety improvements included improved-efficiency HVAC filters and restrooms equipped with touchless faucets, toilets, towel dispensers, and door kickplates, where possible. We increased cleaning frequency in common areas, while implementing additional safety measures for employees continuing critical on-site work. Employees critical to maintaining our essential engineering, manufacturing, repair, and logistics functions have continued to work from Intuitive locations globally. To protect and support our essential team members, health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment (PPE), and screening and testing resources continue to be provided.
Our future ways of working team helped us explore changes that could strengthen our culture and could appeal to a diverse group of new employees. These included redefining job classifications to include fully remote and hybrid work arrangements, setting new expectations around how we work. An employee survey to inform new ways of working resulted in more outdoor working spaces, self-service information technology equipment procurement, on-demand mental health care and resilience resources, ergonomics review and new furniture choices for those working from home, new scheduling systems for reserving on-site workspaces, and more thoughtful approaches to building cleaning and access to common areas.
Keeping in mind employee health and safety, Intuitive has prepared for a post-pandemic future where employees can return to an Intuitive workspace with peace of mind.
Compensation and Benefits
We provide compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, which vary by country and region, include annual bonuses, stock awards, an Employee Stock Purchase Plan, retirement savings plans, healthcare, income protection benefits, paid time off, family leave, family care resources, and flexible work schedules, among many others.
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
With a commitment to achieving diverse representation within our leadership ranks that reflects the diversity that we see in our overall employee base, we increased our leadership development efforts by reinforcing development around our People Leader Success Model. Leadership development focuses on people-leader effectiveness, cultural continuity, and organizational effectiveness, so that leaders at all levels have the capabilities and knowledge that they and their teams need to succeed.
Our Global Talent Management team transitioned much of our leadership training from in-person sessions to remote learning with the emergence of COVID-19. Our scaled learning platform of on-demand and virtual classroom learning eliminates travel and allows employees worldwide to access development at their convenience.
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
The Intuitive Foundation is a nonprofit organization established in 2018 and funded by Intuitive. Since its founding, the Intuitive Foundation has been dedicated to promoting health, advancing education, and reducing human suffering. The Foundation supports outreach programs financially while we provide the volunteers and mentors from within our company. Since its inception, we have contributed $85 million to the Intuitive Foundation to fulfill its mission.
One of the Foundation’s major programs, the Global Surgical Training Challenge (“GSTC”) is inspiring innovation to help expand healthcare access around the world. Launched in 2020, GSTC came together when the Intuitive Foundation worked with MIT Solve and Nesta Challenges to recruit teams and offer a prize pool of up to $5 million for winning concepts that help enable better access to care. In addition, the Intuitive Foundation engages with professional societies and nonprofits to create internships and support leadership development for underrepresented student populations and also continues to support programs that empower young people of all backgrounds to participate in robotics-centered events to inspire their education in science, technology, engineering, and math. Moreover, Intuitive and the Intuitive Foundation, along with many employees, contributed financially to support community programs and other charitable campaigns.
We encourage you to review the “Talent and workplace experience” and “Creating stronger communities” section of our Sustainability Report 2021 (located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Sustainability Report 2021 or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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
We operate our business as one segment, as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2021, 2020, and 2019 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Intuitive Surgical, Inc. was founded in 1995. We are a Delaware corporation with our principal executive offices located at 1020 Kifer Road, Sunnyvale, California 94086. Our telephone number is (408) 523-2100, and our website address is www.intuitive.com.

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
RISKS RELATING TO OUR BUSINESS
PUBLIC HEALTH CRISES OR EPIDEMIC DISEASES, OR THE PERCEPTION OF THEIR EFFECTS, HAVE AND COULD CONTINUE TO MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.
Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and distribution systems, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. In addition, hospitals are also experiencing staffing shortages and supply chain issues that could impact their ability to provide patient care. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of that disease. In addition, our customers have delayed, cancelled, or redirected and, in the future, may delay, cancel, or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, as a result of the global COVID-19 pandemic, in the first half of 2020, we experienced a significant decline in procedure volume in the U.S. and Western Europe, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, U.S. and global public health bodies have, at times, recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and the number of da Vinci procedures performed. Also, as we are conducting IDE studies to support 510(k) submission for da Vinci platforms and for seeking new indications, we may experience delays in obtaining new product approvals, certifications, or clearances from the FDA or foreign approvals or certifications from foreign authorities or notified bodies or delays in recruiting patients in our ongoing and planned clinical studies.
As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel as well as distribute and service our products, temporary closures of our facilities and the facilities of our suppliers and their contract manufacturers, and a reduction in access to our customers due to diverted resources and priorities and the business hours of hospitals, as governments institute prolonged shelter-in-place and/or self-quarantine mandates. For example, our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which previously instituted risk reduction orders applicable to our employees in that region, significantly impacting the ability of our employees to get to their places of work to produce products and hampering our products from moving through the supply chain. These unprecedented measures to slow the spread of the virus taken by local governments and healthcare authorities globally, including the deferral of elective medical procedures and social distancing measures, have had, and we expect will continue to have, a negative impact on our operations and financial results. Furthermore, our future ways of working changes, including fully remote and hybrid work environments, may present additional risks, uncertainties, and costs that could affect our performance, including increased operational risk, uncertainty regarding office space needs, heightened vulnerability to cyber attacks due to remote work, potential reduced productivity, changes to our company culture, and increased costs to ensure our offices are safe and functional as hybrid offices that enable effective collaboration of both remote and in-person colleagues.
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
Outbreaks of other epidemic, pandemic, or contagious diseases, such as, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could also divert medical resources and priorities towards the treatment of that disease. An outbreak of other contagious diseases could negatively affect hospital admission rates or disrupt our business similar to the impact of the COVID-19 pandemic highlighted above. Any of these outbreaks could negatively impact the number of procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
OUR RELIANCE ON SOLE AND SINGLE SOURCE SUPPLIERS AND OUR ABILITY TO PURCHASE AT ACCEPTABLE PRICES A SUFFICIENT SUPPLY OF MATERIALS, PARTS, AND COMPONENTS COULD HARM OUR ABILITY TO MEET DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.
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
In addition, our ability to meet customers’ demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components from our suppliers. An information technology systems interruption, including cybersecurity attacks, could adversely affect the ordering, distribution, and manufacturing processes of our suppliers. Difficulties in obtaining a sufficient supply of semiconductor and other component materials continue to increase, and we expect such difficulties to persist in the foreseeable future. Prices of such materials have also increased, and global supply has become significantly constrained due to the increased demand for materials, including semiconductors, to support expansion of server and cloud networks as a greater proportion of the global population worked remotely, the introduction of 5G, and the continued electrification of vehicles. We engage in activities to seek to mitigate such supply disruptions by, for example, increasing our communications with our suppliers and modifying our purchase order coverage and inventory levels. However, notwithstanding these activities, the global semiconductor and materials supply shortage is likely to remain a challenge for the foreseeable future. Such global shortages in important components have resulted in, and will continue to cause, inflationary pressure in our supply chain, which would impact our profits and profit margin. If shortages and price increases in important supply-chain materials in the semiconductor or other markets continue, we could also fail to meet product demand, which would adversely impact our business, financial condition, results of operations, or cash flows.
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
Additionally, we face or expect to face competition from companies that develop or have developed wristed, robotic-assisted, or computer-assisted surgical systems and products. Companies have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid, Inc.; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; MicroPort Scientific Corporation; Olympus Corporation; Samsung Group; Shandong Weigao Group Medical Polymer Company Ltd.; and Titan Medical Inc. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become competitors. Our revenues may be reduced due to pricing pressure or eliminated if our competitors develop and market products that are more effective or less expensive than our products. If we are unable to compete successfully, our revenues will suffer, which could have a material adverse effect on our business, financial condition, result of operations, or cash flows. We may not be able to maintain or improve our competitive position against current or potential competitors, especially those with greater resources.

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
THE INFLATIONARY ENVIRONMENT COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.
Changes in economic conditions and supply chain constraints and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business with revenue streams and cost commitments linked to contractual agreements that extend further into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures.
IF OUR PRODUCTS DO NOT ACHIEVE AND MAINTAIN MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GENERATE THE REVENUE NECESSARY TO SUPPORT OUR BUSINESS.
The da Vinci Surgical System and our other products represent a fundamentally new way of performing medical procedures. Achieving and maintaining physician, patient, and third-party payor acceptance of robotic-assisted medical procedures as a preferred method of performing these procedures is crucial to our success. If our products fail to achieve or maintain market acceptance, customers will not purchase our products, and we will not be able to generate the revenue necessary to support our business. We believe that physicians’ and third-party payors’ acceptance of the benefits of procedures performed using our products will be essential for acceptance of our products by patients. Physicians will not recommend the use of our products unless we can demonstrate that they produce results comparable or superior to existing techniques. Even if we can prove the effectiveness of our products through clinical studies, physicians may elect not to use our products for any number of other reasons. For example, cardiologists may continue to recommend conventional heart surgery simply because such surgery is already widely accepted. In addition, physicians may be slow to adopt our products because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing healthcare reform initiatives and the evolving U.S. healthcare environment.
We expect that there will continue to be a learning process involved for patient care teams to become proficient in the use of our products. Broad use of our products requires training of patient care teams. Market acceptance could be delayed by the time required to complete this training. We may not be able to rapidly train patient care teams in numbers sufficient to generate adequate demand for our products.
IF INSTITUTIONS OR SURGEONS ARE UNABLE TO OBTAIN COVERAGE AND REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PROCEDURES USING OUR PRODUCTS, OR IF REIMBURSEMENT IS INSUFFICIENT TO COVER THE COSTS OF PURCHASING OUR PRODUCTS, WE MAY BE UNABLE TO GENERATE SUFFICIENT SALES TO SUPPORT OUR BUSINESS.
In the U.S., hospitals generally bill for the services performed with our products to various third-party payors, such as Medicare, Medicaid, other government programs, and private insurance plans. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and private payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business. In addition, to the extent that there is a shift from an inpatient setting to outpatient settings, we may experience pricing pressure and a reduction in the number of procedures performed. Our success in OUS markets also depends upon the eligibility of our products for coverage and reimbursement through government-sponsored healthcare payment systems and third-party payors. Reimbursement practices vary significantly by country. Many OUS markets have government-managed healthcare systems that control reimbursement for new products and procedures. Other foreign markets have both private insurance systems and government-managed systems that control reimbursement for new products and procedures. Market acceptance of our products may depend on the availability and level of coverage and reimbursement in any country within a particular time. In addition, healthcare cost containment efforts similar to those in the U.S. are prevalent in many of the other countries in which we sell, and intend to sell, our products, and these efforts are expected to continue. Please see our risk factor below titled “Changes in Healthcare Legislation and Policy May Have a Material Adverse Effect on Our Financial Condition and Results of Operations” for additional risks related to the ability of institutions or surgeons to obtain reimbursements.

IF OUR PRODUCTS CONTAIN DEFECTS OR ENCOUNTER PERFORMANCE PROBLEMS, WE MAY HAVE TO RECALL OUR PRODUCTS, INCUR ADDITIONAL UNFORESEEN COSTS, AND OUR REPUTATION MAY SUFFER.
Our success depends on the quality and reliability of our products. While we subject components sourced and products manufactured to stringent quality specifications and processes, our products incorporate mechanical parts, electrical components, optical components, and computer software, any of which may contain errors or exhibit failures, especially when products are first introduced. Component failures, manufacturing flaws, design defects or inadequate disclosure of product related risks with respect to our products could result in an unsafe condition or injury to, or death of, the patient. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because our products are designed to be used to perform complex surgical procedures, due to the serious and costly consequences of product failure, we and our customers have an increased sensitivity to such defects. In the past, we have voluntarily recalled certain products. Although our products are subject to stringent quality processes and controls, we cannot provide assurance that our products will not experience component aging, errors, or performance problems. If we experience product flaws or performance problems, any or all of the following could occur:
•delays in product shipments;
•loss of revenue;
•delay in market acceptance;
•diversion of our resources;
•damage to our reputation;
•product recalls, which can include, but not be limited to, product withdrawals from the market, labeling changes, design changes, customer notifications, and notifications to global regulatory bodies;
•regulatory actions;
•increased service or warranty costs; or
•product liability claims.
Costs associated with defects or performance problems of our products could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

WE ARE SUBJECT TO SIGNIFICANT, UNINSURED LIABILITIES.
For certain risks, we do not maintain insurance coverage because of cost and/or availability. For example, we self-insure our product liability risks, and we indemnify our directors and officers for third-party claims and do not carry insurance to cover that indemnity or the related underlying potential losses. We also do not carry, among other types of coverage, earthquake insurance. In addition, in the future, we may not continue to maintain certain existing insurance coverage or adequate levels of coverage. Premiums for many types of insurance have increased significantly in recent years and, depending on market conditions and our circumstances, in the future, certain types of insurance, such as directors’ and officers’ insurance, may not be available on acceptable terms or at all. Because we retain some portion of our insurable risks and, in some cases, we are entirely self-insured, unforeseen or catastrophic losses in excess of insurance coverage could require us to pay substantial amounts, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED AND INCREASES IN LABOR COSTS COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.
We are highly dependent on the principal members of our management and scientific staff. For example, our product development plans depend, in part, on our ability to attract and retain engineers with experience in mechanics, electronics, software, and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the constrained labor market and competition for such personnel among technology and healthcare companies. Moreover, we may encounter higher recruiting expenses, wage rates, and retention benefits. The extent and duration of the impact of labor market challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, availability of qualified and highly skilled persons in the markets where we operate and unemployment levels within these markets, behavioral changes, such as fully engaging employees and earning loyalty, prevailing wage rates, health and other insurance and benefit costs, inflation, adoption of new or revised employment and labor laws and regulations or government programs, safety levels of our operations, and our reputation within the labor market. The loss of any of our qualified personnel or our inability to attract and retain qualified personnel could harm our business and our ability to compete and related expenses could materially adversely affect our results of operations and financial condition.
WE EXPERIENCE LONG AND VARIABLE CAPITAL SALES CYCLES AND SEASONALITY IN OUR BUSINESS, WHICH MAY CAUSE FLUCTUATIONS IN OUR FINANCIAL RESULTS.
The sales and purchase order cycle of our systems is lengthy, because the systems are major capital items and their purchase generally requires the approval of senior management of hospitals, their parent organizations, purchasing groups, and government bodies, as applicable. In addition, sales to some of our customers are subject to competitive bidding or public tender processes. These approval and bidding processes can be lengthy. As a result, hospitals may delay or accelerate system purchases in conjunction with the timing of their capital budget timelines. Further, IDN groups are creating larger networks of system users with increasing purchasing power and are increasingly evaluating their robotic-assisted surgery programs to optimize the efficiency of surgeries using da Vinci Surgical Systems. Further, the introduction of new products could adversely impact our sales cycle as customers take additional time to assess the benefits and costs of such products. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales. Historically, our sales of da Vinci Surgical Systems have tended to be heavier in the fourth quarter and lighter in the first quarter, as hospital budgets are reset.
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
NEW PRODUCT DEVELOPMENTS AND INTRODUCTIONS MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS.
We develop and introduce new products with enhanced features and extended capabilities from time to time. We may introduce new products that target different markets than what our existing products target. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, regulatory clearances, approvals, or certifications, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
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
Our products are subject to various regulatory processes, and we must obtain and maintain regulatory approvals and certifications in order to sell our new products. If a potential purchaser believes that we plan to introduce a new product in the near future or if a potential purchaser is located in a country where a new product that we have introduced has not yet received regulatory clearance or certification, planned purchases may be deferred or delayed. In the past, we have experienced a slowdown in demand for existing products in advance of new product introductions and may experience a slowdown in demand in the future as well. It is also possible that a new product introduction could cause downward pressure on the prices of our existing products or require us to change how we sell our products, either of which could have material adverse effect on our revenues.
If we fail to effectively develop new products and manage new product introductions in the future, our business, financial condition, results of operations, or cash flows could be materially adversely impacted.
WE ARE SUBJECT TO A VARIETY OF RISKS DUE TO OUR OPERATIONS OUTSIDE OF THE U.S.
We manufacture, perform research and development activities, and distribute our products in OUS markets. Revenue from OUS markets accounted for approximately 33%, 32%, and 30% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Our OUS operations are, and will continue to be, subject to a number of risks including:
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
•U.S. relations with the governments of the other countries in which we operate;
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

•anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and other local laws prohibiting corrupt payments to governmental officials;
•antitrust and anti-competition laws;
•economic weakness, including inflation, or political instability in particular foreign economies and markets; and
•business interruptions due to natural disasters, outbreak of disease, climate change, and other events beyond our control.
We have increased, and will continue to increase, our operations in China. There is inherent risk, based on the complex relationships between China and the U.S., that political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, and export restrictions. Tariffs increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that the Company earns on its products. Tariffs can also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer its products and services as designed. These measures can require the Company to take various actions, including changing suppliers and restructuring business relationships. Changing the Company’s operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. Such restrictions can be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending. Any of these events could reduce customer demand, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses and results of operations.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom (the “UK”), the UK formally withdrew from the European Union (the “EU”) and ratified a trade and cooperation agreement governing its relationship with the EU. The EU–UK Trade and Cooperation Agreement (the “TCA”) was applied provisionally as of January 1, 2021, and entered into force on May 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the Medical Devices Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”) will not be implemented in the UK, and previous legislation that sought to mirror the EU Medical Devices Regulation in the UK law has been revoked. The regulatory regime for medical devices in Great Britain (England, Scotland, and Wales) continues to be based on the requirements derived from previous EU legislation, and the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU-recognized notified bodies will be valid in the UK until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UK Conformity Assessed (“UKCA”) marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will ultimately be sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and our business would likely be impacted and the demand for our products could be depressed.
In addition, the U.S. federal government has made changes to U.S. trade policy, including entering into a successor to the North American Free Trade Agreement (“NAFTA”), known as the United States-Mexico-Canada Agreement (“USMCA”), effective as of July 1, 2020. In addition, the U.S. federal government has implemented, or is considering the imposition of, tariffs on certain foreign goods. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services in our OUS markets. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our products, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services.
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
Information technology is critical to the success of our digital products, helps us operate efficiently, interface with customers, maintain our supply chain and manufacturing operations, operate effectively and efficiently, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, security breaches of our digital products, or the unauthorized access to, loss of, or damage to intellectual property, confidential information, or personally identifiable information (“PII”). If our data management systems do not effectively collect, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, security incidents, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations would be impaired, and could be materially impaired. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our internal and external operating results.
Our business requires us to use and store customer, employee, and business partner personal information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management, or other irregularity and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems.
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to patients or employees, our confidential or proprietary information, or confidential information we hold on behalf of third parties. If the unauthorized persons successfully hack into or interfere with our connected products or services, they may create issues with product functionality that could pose a risk of loss of data, a risk to patient safety, and a risk of product recall or field activity, which could adversely impact our business and reputation. We have programs in place to detect, contain, and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or steal personal information or intellectual property, or sabotage systems containing personal information or intellectual property, change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur.
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
While we devote significant resources to network security, data encryption, and other security measures to protect our systems and data, these security measures cannot provide absolute security. We may experience attacks on or a breach of our systems and may be unable to protect personal information, confidential data, or sensitive data. It is possible for such vulnerabilities to remain undetected for an extended period, including several years or longer. These attacks seek to compromise the confidentiality, integrity, or availability of confidential information or disrupt normal business operations and could, among other things, impair the Company’s ability to attract and retain customers for its products, impact the price of the Company’s stock, materially damage commercial relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines, or judgments against the Company. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, ransomware and other malicious software programs, and security vulnerabilities could be significant. Our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service, and harm to our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personal information, our reputation and brand could be materially damaged, and use of our products and services could decrease. We would also be exposed to a risk of loss, litigation and potential liability, and regulatory scrutiny, which could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use of tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence, all of which hinders the Company’s ability to identify, investigate, and recover from incidents.
While the Company maintains insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise
OUR BUSINESS IS SUBJECT TO COMPLEX AND EVOLVING LAWS AND REGULATIONS REGARDING PRIVACY, DATA PROTECTION, AND OTHER MATTERS RELATING TO INFORMATION COLLECTION.
There are numerous state, federal, and foreign laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure, and protection of different types of personal data and personal information and other customer or other data, the scope of which is continually evolving and subject to differing interpretations. We may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations, and directives.
For example, the General Data Protection Regulation (the “GDPR”), which is in effect across the European Economic Area (the “EEA”), imposes several stringent requirements for controllers and processors of personal data including, for example, imposing strict standards when obtaining consent from individuals to process their personal data, requiring robust disclosures to individuals, providing individual data rights, imposing short timelines for data breach notifications, limiting retention periods and secondary use of information, imposing certain requirements pertaining to health data as well as pseudonymised (i.e., key-coded) data, as well as additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EEA member states may result in fines of up to 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations.
Further, beginning in January 1, 2021, companies have been subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to 4% of worldwide annual turnover of the preceding financial year. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.
In the United States, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, imposes privacy, security, and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities and their covered subcontractors. Entities that are found to be in violation of HIPAA, as the result of a breach of unsecured personal information, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Further, the California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information and how their personal information is used. The CCPA imposes compliance burdens on many organizations doing business in California who collect personal information about California residents. The CCPA’s definition of personal information is very broad and specifically includes biometric information. The CCPA allows for significant fines by the state attorney general, as well as a private right of action from individuals in relation to certain security breaches. The enactment of the CCPA is prompting a wave of similar legislative developments in other US states and creating the potential for a patchwork of overlapping but different state laws. These developments are increasing our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will substantially expand the requirements of the CCPA and will impose additional data protection obligations on companies doing business in California. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EU to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of EU-specified standard contractual clauses (a form of contract approved by the EU commission as an adequate personal information transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. The European Commission has published revised standard contractual clauses for data transfers from the EEA. The revised clauses must be used for relevant new data transfers from September 27, 2021. Existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses in relation to relevant existing contracts and certain additional contracts and vendor arrangements within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.
We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. (including having previously relied on Privacy Shield) and are evaluating whether additional mechanisms will be required to establish adequate safeguards for personal data. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are unable to transfer Personal Information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.
In Israel, The Protection of Privacy Law, 5741-1981 (the “Israeli Privacy Law”) regulates the protection of privacy and personal data, along with several other specific regulations enacted thereunder and, in particular, the Privacy Protection Regulations (Data Security), 5777-2017 (together with Israeli Privacy Law, the “Israeli Privacy Law and Regulations”). Under the Israeli Privacy Law and Regulations, organizations are subject to various privacy and data protection requirements, including mandatory registration of databases with the Israeli Registrar of Databases (if certain conditions are met), executing data processing agreements with data recipients, safeguarding the collection and processing of personal data, safeguarding the transfer of personal data (which is specifically subject to the requirements of the Privacy Protection Regulations), personal data breach notification obligations, and other requirements. The Privacy Protection Authority (the “PPA”) is responsible for enforcement of the Israeli Privacy Law and Regulations and periodically publishes opinions and guidelines on privacy matters. In terms of enforcement, failure to comply with the Israeli Privacy Law and Regulations can result in PPA investigations, administrative fines or sanctions, and civil or criminal actions (civil proceedings may include statutory damages without the need to prove actual damages).
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
Identifying suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies, or employees into our operations or may not fully realize some of the expected synergies. An acquired company may have deficiencies in product quality, regulatory marketing authorizations or certifications, or intellectual property protections, which are not detected during due diligence activities or which are unasserted at the time of acquisition. It may be difficult, expensive, and time-consuming for us to re-establish market access, regulatory compliance, or cure such deficiencies in product quality or intellectual property protection in such cases, which may have a material adverse impact on our financial condition, results of operations, or cash flows.
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
OUR CUSTOMERS MAY USE UNAUTHORIZED, UNAPPROVED, OR UNCERTIFIED INSTRUMENTS AND ACCESSORIES, WHICH WOULD RESULT IN REDUCED REVENUE AND LOSS OF MARKET SHARE.
A large portion of our revenue is generated through our sales of instruments and accessories. Third parties have attempted to and may discover ways to manufacture and sell counterfeit reprocessed instruments and/or alter instruments that are compatible and function with the da Vinci Surgical System, and such activities may reduce our market share. While our sales arrangements with customers generally prohibit the use of unauthorized, unapproved, or uncertified instruments and accessories with da Vinci Surgical Systems, warranties will be void if such instruments and accessories are used, and a programmed memory chip inside each instrument is designed to prevent the instrument from being used for more than the prescribed number of procedures to help ensure that its performance meets specifications during each procedure, these measures may not prevent the use of unauthorized, unapproved, or uncertified instruments and accessories by our customers. In addition to potential reductions to our revenues and market share, sales of unauthorized instruments and accessories by third parties may create safety and health risks to da Vinci patients and could cause negative publicity for us if these products cause injuries and/or do not function as intended when used with da Vinci Surgical Systems, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
WE EXPECT GROSS PROFIT MARGINS TO VARY OVER TIME, AND CHANGES IN OUR GROSS PROFIT MARGINS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
Our gross profit margins have fluctuated from period to period, and we expect that they will continue to fluctuate in the future. Our gross profit margins may be adversely affected by numerous factors, including:
•changes in customer, geographic, or product mix, including the mix of system models sold or leased;
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

WE UTILIZE DISTRIBUTORS FOR A PORTION OF OUR SALES AND SERVICE OF OUR PRODUCTS IN CERTAIN COUNTRIES, WHICH SUBJECTS US TO A NUMBER OF RISKS THAT COULD HARM OUR BUSINESS.
We have strategic relationships with a number of key distributors for sales and service of our products in certain countries. If these strategic relationships are terminated and not replaced, our revenues and/or ability to sell or service our products in the markets serviced by these distributors could be adversely affected. In addition, we may be named as a defendant in lawsuits against our distributors related to sales or service of our products performed by them. Please see our risk factor below titled “We Are Subject to Product Liability and Negligence Claims Relating to the Use of Our Products and Other Legal Proceedings That Could Materially Adversely Affect Our Financial Condition, Divert Management’s Attention, and Harm Our Business.” Our distributors may affect our ability to effectively market our products in certain countries or regulatory jurisdictions if a distributor holds the regulatory authorization or certification in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or certification or sanctions for non-compliance. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance in such cases.
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
If demand for our products exceeds our manufacturing capacity, we could develop a substantial backlog of customer orders. If we are unable to develop or maintain larger-scale manufacturing capabilities or build new manufacturing capabilities or facilities on schedule or within budget, our ability to generate revenue and maintain profit margins as expected will be limited and our reputation in the marketplace could be damaged, all of which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.
DISRUPTIONS AT THE FDA AND OTHER GOVERNMENT AGENCIES OR NOTIFIED BODIES CAUSED BY FUNDING SHORTAGES OR GLOBAL HEALTH CONCERNS COULD HINDER THEIR ABILITY TO HIRE, RETAIN, OR DEPLOY KEY LEADERSHIP AND OTHER PERSONNEL, OR OTHERWISE PREVENT PRODUCTS FROM BEING DEVELOPED, CLEARED, CERTIFIED, APPROVED, OR COMMERCIALIZED IN A TIMELY MANNER OR AT ALL, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.
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
In addition, the ability of the FDA, foreign authorities, and notified bodies to review and clear, approve, or certify new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies or notified bodies, including a prolonged government shutdown, may cause significant regulatory delays and, therefore, delay our efforts to seek clearances, approvals, or certifications from the FDA, foreign authorities, and notified bodies and adversely affect business travel and import and export of products, all of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020 and, subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations and, in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. Subsequently, in November 2021, the FDA announced its intention to resume certain prioritized inspections of foreign manufacturing facilities, including surveillance and application-related inspections, starting in February 2022. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other regulatory authorities, or notified bodies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities, or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process, and the current designated notified bodies are facing a large number of requests with the new regulation, as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA.
WE ARE SUBJECT TO RISKS ASSOCIATED WITH REAL ESTATE CONSTRUCTION AND DEVELOPMENT.
The development of our facilities is subject to risks relating to our ability to complete our projects on schedule or within budget. Factors that may result in a development project being prevented or delayed from completion or exceeding budget include, but are not limited to (i) construction delays, defects, or cost overruns, which may increase project development costs; (ii) cost escalations associated with materials, including changes in availability, proximity, and cost of materials, such as steel, cement, concrete, aggregates, oil, fuel, and other construction materials, including changes in U.S. trade policies and retaliatory responses from other countries, as well as cost escalations associated with subcontractors and labor; (iii) the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues; (iv) an inability to obtain, or a significant delay in obtaining, zoning, construction, occupancy, and other required governmental permits and authorizations; (v) difficulty in complying with local, city, county, and state rules and regulations regarding permitting, zoning, subdivision, utilities, and water quality, as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats; (vi) insufficient infrastructure capacity or availability (e.g., water, sewer, and roads) to serve the needs of our projects; (vii) failure to achieve or sustain anticipated occupancy levels; and (viii) condemnation of all or parts of development or operating properties, which could adversely affect the value or viability of such projects.
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
In addition, our business is closely tied to the overall U.S. healthcare system, relating to which there are concerns and uncertainties as a result of efforts made by the U.S. federal government to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. In addition, the U.S. federal government has called for, or enacted, substantial changes to trade, fiscal, and tax policies, which may include changes to existing trade agreements including, but not limited to, the replacement of NAFTA by the USMCA (effective July 1, 2020), that may have a significant impact on our operations. We cannot predict the impact, if any, that these changes could have on our business.
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
NATURAL DISASTERS OR OTHER EVENTS BEYOND OUR CONTROL COULD DISRUPT OUR BUSINESS AND RESULT IN LOSS OF REVENUE OR HIGHER EXPENSES.
Natural disasters, terrorist activities, and other business disruptions including, but not limited to, internet security threats and violence motivated by political or social causes, could adversely affect our revenue and financial condition and increase our costs and expenses. For example, the March 2011 earthquake and tsunami in Japan and their aftermath created economic uncertainty and disrupted economic activities in Japan, including a reduction in hospital spending. Moreover, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Our corporate headquarters and many of our operations, including certain of our manufacturing facilities, are located in California, which has experienced both severe earthquakes and other natural disasters in the past and is vulnerable to climate change effects. For example, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. This danger has the potential to impact our employees’ abilities to commute to work or to work from home and stay connected effectively during the COVID-19 pandemic. We do not have multiple-site capacity for all of our operations in the event of a business disruption. In addition, global climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations resulting in the aforementioned natural disasters as well as other extreme weather conditions, including, but not limited to, hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operations of our supply chain and may impact operational costs. The impacts of global climate change on water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs.
Concern over global climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations, and the distribution of our products. Such events can make it difficult or impossible for us to manufacture and deliver products to our customers, create delays and inefficiencies in our supply and manufacturing chain, and result in slowdowns and outages to our service offerings. Furthermore, parties in our supply chain and our customers are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster or a triggered global climate change event in any of our major markets, or an unanticipated business disruption caused, for example, by internet security threats, damage to global communication networks, or similar events, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
CHANGES IN OUR EFFECTIVE TAX RATE MAY IMPACT OUR RESULTS OF OPERATIONS.
We are subject to taxes in the U.S. and other jurisdictions around the world. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate, including:
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
RISKS RELATING TO OUR REGULATORY ENVIRONMENT
COMPLYING WITH FDA REGULATIONS IS A COMPLEX PROCESS, AND OUR FAILURE TO FULLY COMPLY COULD SUBJECT US TO SIGNIFICANT ENFORCEMENT ACTIONS.
Because our products, including the da Vinci Surgical System, are commercially distributed, numerous quality and post-market regulatory requirements apply, including the following:
•continued compliance to the FDA’s Quality System Regulation (“QSR”), which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures during the development and manufacturing process;
•labeling regulations;
•the FDA’s general prohibition against false or misleading statements in the labeling or promotion of products for unapproved or “off-label” uses;
•stringent complaint reporting and Medical Device Reporting regulations, which require that manufacturers keep detailed records of investigations or complaints against their devices and report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
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
We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from inspectional observations (as set forth on FDA Form 483) to a public Warning Letter to more severe civil and criminal sanctions, including the seizure of our products and equipment or ban on the import or export of our products. The FDA has, in the past, issued and could, in the future, issue Warning Letters or other adverse communications to us. If we fail to satisfy or remediate the matters discussed in any such Warning Letters or communications, the FDA could take further enforcement action, including prohibiting the sale or marketing of the affected product. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations. The receipt of a Warning Letter could place certain limits on the ability to obtain FDA-issued Certificates to Foreign Government (“CFGs”) used for new and re-registration of products in certain other countries.
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
In addition, any modification or change of medical devices cleared for market requires the manufacturer to make a determination whether the change is significant enough to require new 510(k) clearance. We have created labeling, advertising, and user training for the da Vinci Surgical System to describe specific surgical procedures that we believe are fully within the scope of our existing 510(k) indications for use stated in our 510(k) clearances. Although we have relied on expert in-house and external staff, consultants, and advisors, some of whom were formerly employed by the FDA and are familiar with the FDA perspective, we cannot provide assurance that the FDA would agree that all such specific procedures are within the scope of the existing general clearance or that we have compiled adequate information to support the safety and efficacy of using the da Vinci Surgical System for all such specific procedures. From time to time, we modify our products, including the hardware and software in the da Vinci Surgical System, after we obtain 510(k) clearance from the FDA for the devices in ways that we do not believe require new 510(k) clearance. We cannot provide assurance that the FDA would agree in all cases with our determinations not to seek new 510(k) clearance for any of these changes. If the FDA disagrees with our assessments that a new 510(k) clearance was not required prior to commercializing the devices with these changes or modifications, then the FDA could impose enforcement sanctions and/or require us to obtain 510(k) clearance or other FDA marketing authorization for any modification to our products. We may be prohibited from marketing the modified device until such marketing authorization is granted.
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
Our products and operations are subject to extensive regulation in the U.S. by the FDA. The FDA regulates the development and clinical testing, manufacturing, labeling, storage, record keeping, promotion, sales, distribution, and post-market support and medical device reporting in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market products for use in the U.S., we generally must first obtain clearance from the FDA pursuant to Section 510(k) of the FFDCA or approval of the product through the premarket approval (“PMA”) pathway. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered (“pre-amendment”) status and for which a PMA is not required. If we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfathered status, we may be required to obtain marketing authorization through the more burdensome PMA process or alternatively through the de novo classification process, which is a path to market for novel devices that are low to moderate risk and for which a predicate device is not available. A PMA is typically a much more complex, lengthy, and burdensome application than a 510(k) or a de novo classification request. To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective for its intended uses. In some cases, such studies may also be required to support a 510(k) application or a de novo classification request. The FDA may not act favorably or quickly in its review of any marketing application submissions, or we may encounter significant difficulties and costs in our efforts to obtain marketing authorization from the FDA, either of which could delay or preclude the sale of new products in the U.S. In addition, the FDA may place significant limitations upon the intended use of our products as a condition of granting marketing authorization. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following marketing authorization. Any delays or failure to obtain FDA marketing authorization for new or modified products that we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
More recently, in September 2019, the FDA issued revised guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.
In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, a company must, among other things, apply for and obtain Institutional Review Board (“IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an IDE application. Many of our products to date have been or would be considered significant risk devices requiring IDE approval prior to investigational use. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices that we intend to market in the U.S. in the future.
If we do obtain such approvals, we may not be able to conduct studies which comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Clinical testing is difficult to design and implement, can take many years, can be expensive, and carries uncertain outcomes and, if we fail to complete our planned or ongoing clinical trials or if such clinical trials produce negative or inconclusive results, we may be delayed or prevented from obtaining regulatory clearances or approvals to commercialize our products for new or expanded indications. Additionally, we may experience delays in our ongoing clinical trials for any number of reasons, which could adversely affect the costs, timing, or successful completion of our clinical trials. Moreover, the disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. If we fail to complete our planned and ongoing clinical trials or if such clinical trials produce negative or inconclusive results, we may be delayed or prevented from obtaining regulatory clearances or approvals to commercialize our products for new or expanded indications, which may limit the market for our products.
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
OUR PRODUCTS MAY CAUSE OR CONTRIBUTE TO ADVERSE MEDICAL EVENTS OR BE SUBJECT TO FAILURES OR MALFUNCTIONS THAT WE ARE REQUIRED TO REPORT TO THE FDA AND FOREIGN REGULATORY AUTHORITIES AND, IF WE FAIL TO DO SO, WE WOULD BE SUBJECT TO SANCTIONS THAT COULD HARM OUR REPUTATION, BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.
We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA and foreign regulatory authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, approval, or certification, seizure of our products or delay in clearance, approval, or certification of future products.
The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in the design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government‑mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects, or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.
Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new clearances, approvals, or certifications for the device before we may market or distribute the corrected device. Seeking such clearances, approvals, or certifications may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA or foreign regulatory authorities warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines.
Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA or foreign regulatory authorities. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA or foreign regulatory authorities. If the FDA or foreign regulatory authorities disagree with our determinations, it could require us to report those actions as recalls, and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us, and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
IF OUR MANUFACTURING FACILITIES DO NOT CONTINUE TO MEET FEDERAL, STATE, OR OTHER MANUFACTURING STANDARDS, WE MAY BE REQUIRED TO TEMPORARILY CEASE ALL OR PART OF OUR MANUFACTURING OPERATIONS, IMPORT/EXPORT OF OUR PRODUCTS, AND/OR RECALL SOME PRODUCTS, WHICH WOULD RESULT IN SIGNIFICANT PRODUCT DELIVERY DELAYS AND LOST REVENUE.
Our manufacturing facilities are subject to periodic inspection by regulatory authorities and notified bodies, and our operations will continue to be regulated and inspected by the FDA and other regulatory agencies and notified bodies for compliance with Good Manufacturing Practice requirements contained in the QSR and other regulatory requirements. We are also required to comply with International Organization for Standardization (“ISO”) quality system standards as well as EU legislation and norms in order to produce products for sale in the EU. In addition, many countries, such as Canada and Japan, have very specific additional regulatory requirements for quality assurance and manufacturing. If we fail to continue to comply with Good Manufacturing Practice requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations.
We continue to be subject to FDA and certain other inspections by other regulatory authorities and notified bodies at any time. Maintaining such compliance is difficult and costly. We cannot be certain that our facilities will be found to comply with Good Manufacturing Practice requirements or ISO standards and other regulatory requirements in future inspections and audits by regulatory authorities and notified bodies.
We are currently participating in the Medical Device Single Audit Program (“MDSAP”), which allows an MDSAP-recognized auditing organization to conduct a single regulatory audit of a medical device manufacturer that evaluates the Company’s quality system to assess compliance with the requirements of multiple regulatory jurisdictions, including the U.S., Japan, Brazil, Australia, and Canada. The information collected in an MDSAP audit is shared and reviewed amongst all the regulatory authorities participating in the MDSAP, who may or may not determine that additional information or auditing is required.
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
OUR PRODUCTS ARE SUBJECT TO INTERNATIONAL REGULATORY PROCESSES AND APPROVAL OR CERTIFICATION REQUIREMENTS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS OR CERTIFICATIONS, WE WILL NOT BE ABLE TO SELL OUR PRODUCTS IN OTHER COUNTRIES.
To be able to sell our products in other countries, we must obtain regulatory approvals or certifications and comply with the regulations of those countries, which may differ substantially from those of the U.S. These regulations, including the requirements for approvals or certifications and the time required for regulatory review, and vary from country to country. Obtaining and maintaining foreign regulatory approvals or certifications is complex, and timing to obtain clearances or certifications in those countries varies; therefore, we cannot be certain that we will receive regulatory approvals or certifications in any other country in which we plan to market our products or obtain such approvals or certifications on a favorable schedule. If we fail to obtain or maintain regulatory approval or certification in any other country in which we plan to market our products, our ability to generate revenue will be harmed. In particular, if the FDA refuses to provide CFGs, our ability to register products or renew such registrations may be delayed or denied.
For instance, one of the most significant moving targets related to the regulatory landscape is in the EU; more specifically, the medical devices regulation has recently evolved. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the Council Directive 93/42/EEC (the “EU Medical Devices Directive”). Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021, may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. In January 1999, further to their certification by our notified body, we affixed the CE mark to our da Vinci Surgical System and EndoWrist instruments and have maintained these certifications continuously since that time. Subsequent products and accessories have received certifications by our notified body, Presafe. However, even in this case, manufacturers must comply with a number of new, or reinforced, requirements set forth in the EU Medical Devices Regulation registration of economic operators and of devices, post-market surveillance, market surveillance, and vigilance requirements.
Subject to the transitional provisions, in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the former EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. It is the responsibility of the Person Responsible for Regulatory Compliance (“PRRC”) to ensure such requirements are fulfilled and in place in the company. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients or the safety and health of users and, where applicable, other persons, provided that any risks that may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification and may include a technical documentation assessment and an onsite audit. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology, or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design, and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements and we have the organizational structure to support it (i.e., PRRC), the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU or any countries recognizing the CE mark.
In the EU, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked.

The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation.
In addition, we are subject to annual regulatory audits in order to maintain the certifications we have already obtained, including inspection of our compliance to EU legislation and required standards. We cannot be certain that we will be able to affix the CE mark for new or modified products or that we will continue to meet the quality and performance standards required to maintain the certifications that we have already received. If we are unable to maintain our certifications, we will no longer be able to sell our products in EU member states and many affiliated countries that accept the CE mark, which would have a material adverse effect on our results of operations. In addition, the regulations applied to end users of our products may increase over time, forcing us to provide additional solutions to regulations that do not apply directly to us but which apply indirectly, as they may limit our customers’ ability to use our products.
The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling our products in these countries.
Further, Switzerland, which is the country from which we import our products into the EU and where our EU regulatory team is based, has not yet entered into a Mutual Recognition Agreement with the EU that covers the Medical Device Regulation and allows medical devices to move freely between Switzerland and the EU. Therefore, for future needs, we will adjust the manner in which we bring our products into the EU market. Any such adjustments could cause temporary disruptions in and have adverse financial implications to our business in Europe.
To date, we received approvals from the Japanese Ministry of Health, Labor and Welfare for our da Vinci S, Si, Xi, and X Surgical Systems and various associated instruments and accessories for use in certain da Vinci procedures. We may seek additional approvals for other products and/or indications; however, there can be no assurance that such approvals will be granted. In addition, because not all of our instruments have received product approvals and reimbursement is an additional process to generate market acceptance, it is possible that procedures will be adopted slowly or not at all. Sales of our products depend, in part, on the extent to which the costs of our products are reimbursed by governmental health administration authorities. In April 2012 and April 2016, we have received reimbursement approval for prostatectomy and partial nephrectomy, respectively. An additional 12 procedures were granted reimbursement for Japan in April 2018, including gastrectomy, anterior resection, lobectomy, and hysterectomy, for both malignant and benign conditions. An additional 7 procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that adoption will occur or that the adoption pace for these procedures will be similar to any other da Vinci procedures. There are multiple pathways to obtain reimbursement for procedures including those that require in-country clinical data and which are considered for reimbursed status in April of even-numbered years. If we are not successful in obtaining the necessary reimbursement approvals or obtaining approvals for future products and procedures, then the demand for our products could be limited. These limitations could eliminate a significant market opportunity for our products in Japan.
Our capital sales in China are subject to importation authorizations and purchasing tender processes. In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020 (ref. NHC Financial Notice [2020] 315), the government will allow for the total sale of 225 new Endoscopic Surgical Instrument Control Systems (surgical robots) into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. Future system sales and our ability to grow future procedure volumes are dependent on the completion of these purchasing tender authorizations. The timing and magnitude of these future authorizations, which may determine our system placements in future years, is not certain, and we expect to continue to experience variability in the timing of capital sales in China.
CHANGES IN HEALTHCARE LEGISLATION AND POLICY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In the U.S., there have been, and continue to be, a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was enacted, which made changes that have impacted and are expected to significantly impact the pharmaceutical and medical device industries.
The ACA contained a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansions among other things. This included a number of Medicare payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models and appropriated funding for comparative effectiveness research.

Since its enactment, there have been judicial, executive branch, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030, unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. MACRA repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019, which are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. It is unclear what impact new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations, or cash flows. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures.
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

We are also subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we conduct our business. The healthcare laws and regulations that may affect our ability to operate include the federal Anti-Kickback Statute prohibits, among other things, payments or other remuneration that could be considered to induce hospitals, physicians, or other potential purchasers of our products either to refer patients or to purchase, lease, order, or arrange for or recommend the purchase, lease, or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid and any other third-party payor programs. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Similar laws must be complied with in foreign jurisdiction.
The federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent. Although we do not submit claims directly to government payors, manufacturers can be held liable under the federal false claim act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
The Health Insurance Portability and Accountability Act of 1996, which created additional federal criminal statutes prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
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
The federal Physicians Payments Sunshine Act imposes reporting and disclosure requirements on certain device manufacturers for any “transfer of value” made or distributed to physicians (including family members), as defined by statute, certain non-physician practitioners, including physician assistants and nurse practitioners, and teaching hospitals. Such information must be made publicly available in a searchable format. In addition, device manufacturers are required to report and disclose any ownership or investment interests held by physicians and their immediate family members, as well as any transfers of value made to such physician owners and investors, during the preceding calendar year. Similar requirements apply in foreign jurisdictions. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value, or ownership or investment interests not reported in an annual submission. Device manufacturers are required to submit reports to CMS by the 90th day of each calendar year.
Many states have similar laws and regulations, such as anti-kickback and false claims laws, that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Certain states mandate implementation of commercial compliance programs to ensure compliance with these laws, impose restrictions on device manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians or marketing expenditures and pricing information. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may be found out of compliance with one or more of the requirements, subjecting us to significant civil monetary penalties.
Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.
Compliance with complex foreign and U.S. laws and regulations that apply to our OUS operations increases our cost of doing business in foreign jurisdictions and could expose us or our employees to fines and penalties in the U.S. and/or abroad. These numerous, and sometimes conflicting, laws and regulations include U.S. laws, such as the FCPA, and similar laws in other countries, such as the U.K. Bribery Act of 2010. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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
We are also exposed to the risk that our employees, independent contractors, consultants, manufacturers, suppliers, and any other third parties we may engage in connection with development and commercialization may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless, and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA and other similar regulatory authorities, including those laws requiring the reporting of true, complete, and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud, and abuse laws and regulations; or (iv) laws that require the true, complete, and accurate reporting of financial information or data. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or the creation of fraudulent data in clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
Additionally, we are subject to the risk that a person or government could allege fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs, or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.
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
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
IF WE ARE UNABLE TO FULLY PROTECT AND SUCCESSFULLY DEFEND OUR INTELLECTUAL PROPERTY FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE IN THE MARKET MAY BE HARMED.
Our commercial success depends in part on obtaining patent protection for the proprietary technologies contained in our products and on successfully defending our patents against infringing products and/or services in litigation or administrative proceedings, including patent oppositions, reviews, or reexaminations. We incur substantial costs in obtaining patents and, if necessary, defending our patent rights. We do not know whether we will be successful in obtaining the desired patent protection for our new proprietary technologies or that the protection we do obtain will be found valid and enforceable when challenged. The success of defending our proprietary rights can be highly uncertain, because it involves complex and often evolving legal issues and procedures that are dependent on the particular facts of each case.
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
•product quality and supply problems;

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
•our ability to license additional intellectual property rights; and
•the progress and results of any clinical trials.
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
OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, VOLATILE.
The market price of our common stock has experienced fluctuations and may fluctuate significantly in the future. For example, during 2019, it reached a high of $199.60 and a low of $150.08; during 2020, it reached a high of $272.70 and a low of $122.58; and during 2021, it reached a high of $365.42 and a low of $228.30. Our stock price can fluctuate for a number of reasons, including:
•announcements about us or our competitors;
•variations in operating results and financial guidance;
•introduction or abandonment of new technologies or products;
•regulatory approvals and enforcement actions;
•changes in product pricing policies;
•changes in earnings estimates or recommendations by analysts;
•changes in accounting policies;
•economic changes and overall market volatility;
•announcements relating to product quality and the supply chain for our products;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2021, we own approximately 1.8 million square feet of space on 111 acres of land in Sunnyvale, California, where we house our principal headquarters, research and development, service, and support functions, and certain of our manufacturing operations.
Outside of Sunnyvale, California, we own facilities in other U.S. locations that are used for sales, training, manufacturing, engineering, and administrative functions, including approximately 530,000 square feet of space on 60 acres of land in Peachtree Corners, Georgia. We also lease approximately 660,000 square feet of space for certain engineering, warehousing, and support functions at various locations in the U.S. Outside of the U.S., we own properties in Mexicali, Mexico, primarily for manufacturing operations, and Aubonne, Switzerland, primarily for our international headquarters. In China, our Joint Venture leases facilities for research and development, manufacturing, and sales operations. In Germany, we own and lease facilities for manufacturing operations, as we build out operations of our acquisition of certain assets and operations from Schölly Fiberoptic GmbH. In Israel, we lease facilities, including space for the operations of our subsidiary, Orpheus Medical. In addition, we lease various international facilities for sales and other operations.
ITEM 3.    LEGAL PROCEEDINGS
The information included in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All share and per-share information presented have been retroactively adjusted to reflect the three-for-one stock split of our issued and outstanding common stock in October 2021.
COMMON STOCK
Our common stock is traded on The Nasdaq Global Select Market under the symbol “ISRG.”
As of January 26, 2022, there were 136 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
DIVIDENDS
We have never declared or paid any cash dividends on our common stock. We intend to retain earnings for use in the operation and expansion of our business.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table contains information as of December 31, 2021, for two categories of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a) (2)	Weighted-average exercise price of outstanding options (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders	15,620,115	$129.64	28,243,671
Equity compensation plans not approved by security holders (1)	821,483	$64.68	—
Total	16,441,598	$125.07	28,243,671

(1)Represents options under the Amended and Restated 2009 Employment Commencement Incentive Plan, adopted by the Board in October 2009 and first used in 2010. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed ten years. This plan expired in October 2019 and, therefore, there are no shares reserved for future grant. However, awards granted prior to the plan’s expiration continue to remain outstanding until their original expiration date.
(2)Number of securities includes options to purchase 11,684,236 shares of common stock and 4,757,362 shares of common stock subject to vesting under RSUs.
(3)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(4)Number of securities includes 2,775,339 shares remaining available for future issuance under the 2000 Employee Stock Purchase Plan.
Material Features of the Amended and Restated 2009 Employment Commencement Incentive Plan
In October 2009, the Board adopted our Amended and Restated 2009 Employment Commencement Incentive Plan (the “2009 Plan”), pursuant to Rule 5653(c)(4) of the Nasdaq Global Market, which was subsequently amended by the Board in February 2011, July 2011, February 2012, July 2012, January 2013, May 2013, December 2013, and April 2015.
Awards granted under the 2009 Plan were intended to constitute “employment inducement awards” under Nasdaq Listing Rule 5635(c)(4) and, therefore, the 2009 Plan was intended to be exempt from the Nasdaq Listing Rules regarding stockholder approval of stock option and stock purchase plans. A total of 13,095,000 shares of our common stock were reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of non-qualified stock options, restricted stock units, restricted stock awards, dividend equivalents, or stock appreciation rights. These awards may have been granted to individuals who were then new employees, or were commencing employment with us or one of our subsidiaries following a bona fide period of non-employment with us, and for whom such awards were granted as a material inducement to commencing employment with us or one of our subsidiaries. This plan expired in October 2019 and, therefore, there are no shares reserved for future grant. However, awards granted prior to the plan’s expiration continue to remain outstanding until their original expiration date.
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
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes our stock repurchase activity for the quarter ended December 31, 2021.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
October 1 to October 31, 2021	—	$—	—	$1.6	billion
November 1 to November 30, 2021	—	$—	—	$1.6	billion
December 1 to December 31, 2021	—	$—	—	$1.6	billion
Total during quarter ended December 31, 2021	—	$—	—
(1) Since March 2009, we have had an active stock repurchase program. As of December 31, 2021, our Board of Directors (our “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when our Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.6 billion represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2021. The authorized stock repurchase program does not have an expiration date.

STOCK PERFORMANCE GRAPH
This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filings of Intuitive Surgical, Inc. under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2016, and December 31, 2021, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the S&P 500 Healthcare Index, and (iii) the S&P 500 Index over the same period. This graph assumes an investment of $100.00 on December 31, 2016 in our common stock, the Nasdaq Composite Index, the S&P Healthcare Index, and the S&P 500 Index and assumes the re-investment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG INTUITIVE, NASDAQ COMPOSITE, S&P HEALTHCARE INDEX, AND S&P 500 INDEX

$500
$400
$300
$200
$100
2016
2017
2018
2019
2020
2021
Intuitive Surgical, Inc.
NASDAQ Composite
S&P 500 Healthcare Index
S&P 500 Index

	December 31,
	2016	2017	2018	2019	2020	2021
Intuitive Surgical, Inc.	$100.00	$172.64	$226.56	$281.54	$387.01	$509.91
Nasdaq Composite	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
S&P 500 Healthcare Index	$100.00	$120.00	$125.63	$149.10	$166.14	$206.29
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41

ITEM 6.
[RESERVED]

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
Our da Vinci products fall into five broad categories: da Vinci Surgical Systems, da Vinci instruments and accessories, da Vinci Stapling, da Vinci Energy, and da Vinci Vision, including Firefly Fluorescence imaging systems and da Vinci Endoscopes. We also provide a comprehensive suite of systems, learning, and services offerings. Digitally-enabled for more than two decades, these three categories aim to decrease variability by offering dependable, consistent functionality and an integrated user experience. Our systems category includes robotic platforms, software, vision, energy, and instruments and accessories. Our learning category includes educational technology, such as simulation and telepresence, as well as technical training programs and personalized peer-to-peer learning opportunities. Our services category assists and optimizes minimally invasive programs through readiness, on-demand support, consultation for minimally invasive program optimization, and hospitals customized analytics. Within our integrated ecosystem, our focus is to decrease variability in surgery by offering actionable insights, with digital solutions, to take action with the potential to improve outcomes, personalize learning, and optimize efficiency. We take a holistic approach, offering intelligent technology and systems designed to work together to make MIS intervention more available and applicable.
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in 2017, and the da Vinci SP Surgical System, commercialized in 2018. The da Vinci SP Surgical System accesses the body through a single incision while the other da Vinci Surgical Systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software. We are still in a measured launch of our da Vinci SP Surgical System, and we have an installed base of 99 da Vinci SP Surgical Systems as of December 31, 2021. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received FDA clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. We also plan to seek clearances in other OUS markets over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
Training technologies include our Intuitive Simulation products, our Iris augmented reality imaging product, our Intuitive Telepresence remote case observation and telementoring tools, and our dual console for use in surgeon proctoring and collaborative surgery.
During the first quarter of 2019, the FDA cleared our Ion endoluminal system to enable minimally invasive biopsies in the lung. Our Ion system extends our commercial offering beyond surgery into diagnostic procedures with this first application.

Our rollout of the Ion system is progressing well, and we are continuing to gather additional clinical evidence. We have placed 129 Ion systems as of December 31, 2021. Ion systems are not included in our da Vinci Surgical System installed base. We plan to seek additional clearances for Ion in OUS markets over time.
The success of new product introductions depends on a number of factors including, but not limited to, pricing, competition, market and consumer acceptance, the effective forecasting and management of product demand, inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction.
COVID-19 Pandemic
Procedures
Beginning in January 2020, as a result of the spread of COVID-19, we saw a substantial reduction in da Vinci procedures in China and, by early February 2020, procedures per week in China had declined by approximately 90% compared to the weekly procedure rates experienced in early January 2020. As the COVID-19 pandemic subsided in China in March 2020, da Vinci procedure volume began to recover and, by the end of the first quarter of 2020, China procedures per week were approximately 70% of the early January 2020 weekly procedure rate. As the COVID-19 pandemic spread to Western Europe and the U.S., we experienced a significant decline in da Vinci procedures in the last half of March 2020 to approximately 65% of the weekly procedure rate experienced earlier in the first quarter of 2020.
In the second quarter of 2020, procedures per week in the U.S. continued to decline in April, reaching approximately 30% of pre-COVID-19 levels followed by steady recovery in May and June, as COVID-19 cases dropped and elective procedures were permitted. However, with the resurgence of COVID-19 cases in the last two weeks of June, we experienced a corresponding decline in da Vinci procedures. The impact of COVID-19 in Europe during the second quarter of 2020 varied by country. In China, procedures per week continued to increase to a level consistent with the early January 2020 weekly procedure rate. We experienced little impact on the procedure volume in Korea and Japan in the second quarter of 2020.
In the third quarter of 2020, in the U.S., procedures recovered slowly, leveling off to near pre-COVID-19 levels towards the end of the quarter. Outside of the U.S., da Vinci procedures varied depending on the spread and/or resurgence of COVID-19. Procedures in China grew significantly year over year, while COVID-19 outbreaks resulted in year-over-year procedure growth rates in Japan slowing somewhat relative to the second quarter. The COVID-19 pandemic also affected the volumes of certain procedure types differently.
In the fourth quarter of 2020, procedure volumes continued to be significantly impacted by the COVID-19 pandemic as healthcare systems around the world diverted resources to respond to the pandemic. The impact continued to differ significantly by geography and region, depending on the spread and resurgence of COVID-19. In the U.S., while procedures continued to recover in the early part of the quarter, the resurgence of COVID-19 infections experienced by some states had an increasingly adverse impact on our procedure volumes as the quarter progressed, a trend that continued into January. Outside of the U.S., similar to the trends noted in the third quarter of 2020, procedures also continued to vary significantly by geography and region.
In the first quarter of 2021, in the U.S., the COVID-19 resurgence that affected procedures later in the fourth quarter of 2020 continued well into January 2021. Then, as COVID-19 cases subsided, procedures experienced a steady improvement throughout February and March. In Europe, the spread of COVID-19 varied regionally, and procedure growth rates were mixed. While there were COVID-19 hot spots within some of our Asia Pacific markets, they tended to be isolated and, in general, procedures performed well.
In the second quarter of 2021, as the U.S. continued its broad rollout of vaccinations, COVID-19 cases and hospitalizations decreased, and procedure volumes recovered, partially attributed to the performance of a number of procedures that were deferred during the pandemic. In Europe, the rollout of vaccinations and spread of COVID-19 varied regionally, and procedure growth rates were mixed. We continued to see the impacts of regional resurgences of COVID-19 cases within the Asia Pacific markets. China growth continued to be strong year over year, primarily reflecting the growth in the system installed base.
In the third quarter of 2021, COVID-19 infections resurged as the quarter progressed, and we saw a corresponding impact to our procedures. In the U.S., we saw decreasing procedure volumes in August and September compared to June as COVID-19 cases and hospitalizations increased. Late in the quarter, as COVID-19 cases began to slow, procedures began to recover. Outside of the U.S., in Europe, the impact of COVID-19 in the third quarter of 2021 varied regionally. We continued to see the impacts of regional resurgences of COVID-19 cases within the Asia Pacific markets. China growth in the third quarter continued to be stronger than other Asia Pacific markets.
In the fourth quarter of 2021, procedure volumes continued to recover in October and November from the COVID-19 resurgence related to the Delta variant in the third quarter. However, in December, procedure volumes were adversely impacted by the increase in hospitalizations in the U.S. and parts of Europe (most notably France and Italy) as the Omicron variant began to spread rapidly. This trend has continued into January 2022. In the U.S., high COVID-related hospitalization rates have been exacerbated by staffing shortages. Despite the fact that hospitals were better equipped to handle COVID patients in the fourth quarter of 2021 compared to the outset of the pandemic, COVID-19 resurgences like those being experienced in the U.S. and parts of Europe have challenged hospital resources and have negatively impacted da Vinci procedure volumes. In addition, delays in diagnosis and treatment of underlying conditions have, and will continue to, negatively impact da Vinci procedure volumes. Benign procedures experienced a more significant impact in December, reflecting the deferability of certain elective surgeries. Our Asia Pacific markets were not significantly impacted by the resurgence in COVID-19 and saw strong procedure growth across multiple specialties in China, South Korea, and Japan.
The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of vaccinations, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as government interventions. The impact of COVID-19 on our procedure volumes varies widely by country, region, and type. When COVID-19 infection rates spike in a particular region, procedure volumes have been negatively impacted and the diagnoses of new conditions and their related treatments have been deferred. While there is a backlog of patients, it is unpredictable when those patients will ultimately seek diagnosis and treatment and whether they will be treated through surgery. Based on our experience during 2020 and 2021, we do not expect all markets, regions, and procedure types to recover at the same time or at the same pace.
System Demand
As the impact of the COVID-19 pandemic progressed throughout 2020, customers in affected regions deferred decisions to purchase or lease systems into future quarters and, in some cases, indefinitely. In addition, the year-over-year stagnation in procedures during 2020 and, in turn, reduced utilization of our systems had resulted in unused capacity in the existing installed base. However, throughout 2021, we experienced strong system demand, as utilization levels recovered. In general, we believe that the COVID-19 pandemic had less of an impact on hospital spending capacity and that customers recognize that surgery meets their quadruple aim objectives better than other surgical approaches. More specifically, during 2021, system demand reflected procedure growth, hospitals purchasing systems in preparation for a post-COVID-19 pandemic environment, and hospitals upgrading their system portfolio to access and/or standardize on fourth generation capabilities. However, hospitals are currently experiencing staffing shortages and supply chain issues that could impact their ability to provide patient care, defer elective surgeries, and impact their profitability, all of which could impact hospitals’ spend on capital equipment.
Customer Relief Program
In April 2020, we announced a program to provide financial relief to our customers. The program was comprised of three main elements. The first element provided credits against service fees otherwise due in the six-month period from April 1 through September 30, 2020, that generally reflected the underutilization of the system during that period. Those credits were offered to most customers worldwide. The second element of the program deferred certain lease payments, and the third element extended certain payment terms. Service fee credits resulted in an $80 million decrease in service revenue in 2020. While the short-term payment relief offered did not have a material impact to the results of operations, we deferred $15 million of lease billings and extended payment terms associated with $181 million of trade receivables during the program, of which $19 million remained outstanding as of December 31, 2020. All of the trade receivables with extended payment terms have been collected as of December 31, 2021. We may be subject to increased credit risks resulting in collection delinquencies and defaults, which could materially impact our bad debt write-offs and provisions for credit losses. Although we have programs in place that are designed to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing credit risks relating to these lease financing arrangements and extended payment terms. There was no similar customer relief program offered in 2021.
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
In particular, we have experienced increased difficulties in obtaining a sufficient supply of component materials used in our products, including those in the semiconductor market, as global supply has become significantly constrained due to increased demand in semiconductors and other materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. The global semiconductor and other materials supply shortage is likely to remain a challenge for the foreseeable future. We have also experienced challenges in logistics, as certain shipping routes have been impacted by port closures. Such global shortages in important components and logistics challenges have resulted in, and will continue to cause, inflationary cost pressure in our supply chain. To date, these challenges have not materially impacted our ability to deliver product and services to our customers. However, if shortages in important supply chain materials in the semiconductor or other markets continue, we could fail to meet product demand, which would adversely impact our business, financial condition, results of operations, or cash flows.
Increased labor shortages globally, including staff burnout and attrition, could also impact our ability to hire and retain personnel critical to our manufacturing, logistics, and commercial operations. We are also highly dependent on the principal members of our management and scientific staff. Attracting and retaining qualified personnel is critical to our success, and competition for them has become more intense. The loss of critical members of our team, or our inability to attract and retain qualified personnel, could significantly harm our operations, business, and ability to compete. In addition, hospitals are also experiencing staffing shortages and supply chain issues that could impact their ability to provide patient care. Any of these events could negatively impact the number of procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Business Model
Overview
We generate revenue from the placements of da Vinci Surgical Systems, in sales or sales-type lease arrangements where revenue is recognized up-front at a point in time or in operating lease transactions and usage-based models where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as revenue from operating leases. The da Vinci Surgical System generally sells for between $0.5 million and $2.5 million, depending upon the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $600 and $3,500 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. During the fourth quarter of 2020, we launched our Extended Use Program (refer to further discussion immediately below) with the intention to reduce the cost for customers to treat patients, which in turn will reduce our overall instruments and accessories revenue per procedure. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $80,000 and $190,000, depending upon the configuration of the underlying system and composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci Surgical System model described above. We generate revenue from the placement of Ion systems, in sales or sales-type lease arrangements where revenue is recognized up-front at a point in time or in operating lease transactions and usage-based models where revenue is recognized over time. We earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service, as well as revenue from operating leases. The average selling price of an Ion system is generally significantly lower than the average selling price of a da Vinci Surgical System. We are introducing our Ion system in a measured fashion. For the years ended December 31, 2021, and 2020, the associated impact to revenue and gross margin was not significant.
Additionally, as part of our ecosystem of products and services, we provide a portfolio of learning offerings and digital solutions. We do not currently generate material revenue from these offerings.
Extended Use Program
In 2020, we introduced our “Extended Use Program,” which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses (“Extended Use Instruments”) compared to previously 10 uses. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments.

Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments have been introduced in the U.S. and Europe in the fourth quarter of 2020 and have launched in most other countries around the world in the first half of 2021, except China due to regulatory timelines. They will continue to be introduced at various times throughout 2022 in other geographies, depending on regulatory processes. In addition, simultaneous with the regional launches of Extended Use Instruments, we have lowered the price of certain instruments that are most commonly used in lower acuity procedures and/or lower reimbursed procedures within the region. These actions have reduced the cost for customers to treat patients, which in turn has reduced our revenue per procedure. In the U.S. and Europe, during 2021, we saw customers adjust their instrument buying patterns to reduce their inventory levels to reflect the additional uses per instrument. We believe that, as of the end of 2021, in the U.S. and Europe, full cutover to Extended Use Instruments has occurred, as customers have utilized substantially all of their remaining 10 use instruments. The precise impact of these actions on future revenue will be dependent on the future volume and mix of procedures and whether cost elasticity will enable greater penetration into available markets.
Recurring Revenue
Recurring revenue consists of instruments and accessories revenue, service revenue, and operating lease revenue. Recurring revenue increased to $4.3 billion, or 75% of total revenue in 2021, compared to $3.4 billion, or 77% of total revenue in 2020, and $3.2 billion, or 72% of total revenue in 2019.
Instruments and accessories revenue has grown at a faster rate than systems revenue over time. Instruments and accessories revenue increased to $3.10 billion in 2021, compared to $2.46 billion in 2020 and $2.41 billion in 2019. The increase in instruments and accessories revenue largely reflects continued procedure adoption.
Service revenue was $916 million in 2021, compared to $724 million in 2020 and 2019. The increase in service revenue was primarily driven by the growth of the base of installed da Vinci Surgical Systems producing service revenue, as well as the effects of the Customer Relief Program in the prior year, which resulted in an $80 million decrease in service revenue in 2020. The installed base of da Vinci Surgical Systems grew 12% to approximately 6,730 as of December 31, 2021; 7% to approximately 5,989 as of December 31, 2020; and 12% to approximately 5,582 as of December 31, 2019.
We use the installed base, number of placements, and utilization of da Vinci Surgical Systems as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the installed base, number of placements, and utilization of da Vinci Surgical Systems provide meaningful supplemental information regarding our performance, as management believes that the installed base, number of placements, and utilization of da Vinci Surgical Systems are an indicator of the rate of adoption of robotic-assisted surgery as well as an indicator of future recurring revenue (particularly service revenue). Management believes that both it and investors benefit from referring to the installed base, number of placements, and utilization of da Vinci Surgical Systems in assessing our performance and when planning, forecasting, and analyzing future periods. The installed base, number of placements, and utilization of da Vinci Surgical Systems also facilitate management’s internal comparisons of our historical performance. We believe that the installed base, number of placements, and utilization of da Vinci Surgical Systems are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of da Vinci Surgical Systems installed are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize this information as well as other information from agreements and discussions with our customers that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the installed base, number of placements, and utilization of da Vinci Surgical Systems may be impacted over time by various factors, including system internet connectivity, hospital and distributor reporting behavior, and inherent complexities in new agreements. Such estimates and judgments are also susceptible to technical errors. In addition, the relationship between the installed base, number of placements, and utilization of da Vinci Surgical Systems and our revenues may fluctuate from period to period, and growth in the installed base, number of placements, and utilization of da Vinci Surgical Systems may not correspond to an increase in revenue. The installed base, number of placements, and utilization of da Vinci Surgical Systems are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with GAAP.
Intuitive System Leasing
Since 2013, we have entered into sales-type and operating lease arrangements directly with certain qualified customers as a way to offer customers flexibility in how they acquire systems and expand their robotic-assisted programs while leveraging our balance sheet. These leases generally have commercially competitive terms as compared with other third-party entities that offer equipment leasing. We have also entered into usage-based arrangements with qualified customers that have committed da Vinci programs where we charge for the system and service as the systems are utilized. We believe that these alternative financing structures have been effective and well-received, and we are willing to expand the proportion of these structures based on customer demand. We include operating and sales-type leases, and systems placed under usage-based arrangements, in our system placement and installed base disclosures. We exclude operating lease-related revenue, usage-based revenue, and Ion system revenue from our da Vinci Surgical System average selling price (“ASP”) computations.
In the years ended December 31, 2021, 2020, and 2019, we placed 668, 432, and 425 da Vinci Surgical Systems, respectively, under lease and usage-based arrangements, of which 517, 317, and 384 systems, respectively, were operating lease and usage-based arrangements. Revenue from operating lease arrangements is generally recognized on a straight-line basis over the lease term or, in the case of usage-based arrangements, as the systems are used. We generally set operating lease and usage-based pricing at a modest premium relative to purchased systems reflecting the time value of money and, in the case of usage-based arrangements, the risk that system utilization may fall short of anticipated levels. The proportion of revenue recognized from usage-based arrangements has not been significant and has been included in our operating lease metrics herein. Operating lease revenue has grown at a faster rate than overall systems revenue and was $277 million, $177 million, and $107 million for the years ended December 31, 2021, 2020, and 2019, respectively. As revenue for operating leases and usage-based systems is recognized over time, total systems revenue growth is reduced in a period when the number of operating lease and usage-based placements increases as a proportion of total system placements. Generally, lease transactions generate similar gross margins as our sale transactions. As of December 31, 2021, a total of 1,294 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements.
Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty, or other customer-specific factors. In addition, as customers divert resources to the treatment of or the preparation to treat patients with COVID-19, we may be exposed to defaults under our lease financing arrangements. Moreover, usage-based arrangements generally contain no minimum payments; therefore, customers may exit such arrangements without paying a financial penalty to us. As a result of the COVID-19 pandemic, we anticipate that some customers will exit such arrangements or seek to amend the terms of our operating lease and usage-based arrangements with them.
For some operating lease arrangements, our customers are provided with the right to purchase the leased system at certain points during and/or at the end of the lease term. Revenue generated from customer purchases of systems under operating lease arrangements (“Lease Buyouts”) was $96.0 million, $52.2 million, and $92.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. We expect that revenue recognized from customer exercises of the buyout options will fluctuate based on the timing of when, and if, customers choose to exercise their buyout options.
Systems Revenue
System placements are driven by procedure growth in most markets. In some markets, system placements are constrained by regulation. In geographies where da Vinci procedure adoption is in an early stage or system placements are constrained by regulation, system sales will precede procedure growth. System placements also vary due to seasonality largely aligned with hospital budgeting cycles. We typically place a higher proportion of annual system placements in the fourth quarter and a lower proportion in the first quarter as customer budgets are reset. Systems revenue is also affected by the proportion of system placements under operating lease and usage-based arrangements, recurring operating lease and usage-based revenue, operating lease buyouts, product mix, ASPs, trade-in activities, and customer mix. Systems revenue grew 44% to $1.69 billion in 2021. Systems revenue declined 12% to $1.18 billion in 2020. Systems revenue grew 19% to $1.35 billion in 2019. Based on the factors outlined in the COVID-19 Pandemic section above, we believe that historical system placement trends may not be a good indicator of future system placements.
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
Clearances and Approvals
We have generally obtained the clearances required to market our products associated with our da Vinci Surgical Multiport Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2019, we obtained regulatory clearances for the following products:
•In December 2021, we obtained FDA clearance for our 8 mm SureForm 30 Curved-Tip Stapler and reloads for use in general, thoracic, gynecologic, urologic, and pediatric surgery. The 8 mm SureForm 30 stapler is expected to launch in the U.S. in 2022, with other countries to follow.
•In late 2020 and early 2021, we obtained FDA clearance, CE mark clearance, and other regulatory clearances in most of our significant markets to market our Extended Use Instruments.
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
•In February 2019, we obtained FDA clearance for our Ion endoluminal system, our flexible, robotic-assisted, catheter-based platform, designed to navigate through very small lung airways to reach peripheral nodules for biopsies. Our rollout of the Ion system is progressing well, and we are continuing to gather additional clinical evidence. We have placed 129 Ion systems as of December 31, 2021.

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
In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be imported and sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of December 31, 2021, we have sold 161 da Vinci Surgical Systems under this quota, and one system quota has expired; therefore, 63 surgical robots can still be imported and sold under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
The Japanese Ministry of Health, Labor, and Welfare considers reimbursement for procedures in April of even-numbered years. The process for obtaining reimbursement requires Japanese university hospitals and surgical societies, with our support, to seek reimbursement. There are multiple pathways to obtain reimbursement for procedures, including those that require in-country clinical data/economic data. In April 2012 and April 2016, the MHLW granted reimbursement status for prostatectomy and partial nephrectomy, respectively. Most prostatectomies and partial nephrectomies were open procedures prior to da Vinci reimbursement. Da Vinci procedure reimbursement for prostatectomy and partial nephrectomy procedures are higher than open and conventional laparoscopic procedure reimbursements. An additional 12 da Vinci procedures were granted reimbursement effective April 1, 2018, including gastrectomy, low anterior resection, lobectomy, and hysterectomy for both malignant and benign conditions. An additional 7 da Vinci procedures were granted reimbursement effective April 1, 2020. These additional 19 reimbursed procedures have varying levels of conventional laparoscopic penetration and will be reimbursed at rates equal to the conventional, laparoscopic procedures. Given the reimbursement level and laparoscopic penetration for these 19 procedures, there can be no assurance that the adoption pace for these procedures will be similar to prostatectomy or partial nephrectomy, given their higher reimbursement, or any other da Vinci procedure.
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
The adoption of robotic-assisted surgery using the da Vinci Surgical System has the potential to grow for those procedures that offer greater patient value than non-da Vinci alternatives and competitive total economics for healthcare providers. Our da Vinci Surgical Systems are used primarily in general surgery, urologic surgery, gynecologic surgery, cardiothoracic surgery, and head and neck surgery. We focus our organization and investments on developing, marketing, and training products and services for procedures in which da Vinci can bring patient value relative to alternative treatment options and/or economic benefit to healthcare providers. Target procedures in general surgery include hernia repair (both ventral and inguinal), colorectal procedures, cholecystectomies, and bariatrics. Target procedures in urology include prostatectomy and partial nephrectomy. Target procedures in gynecology include hysterectomy for both cancer and benign conditions and sacrocolpopexy. In cardiothoracic surgery, target procedures include lobectomy. In head and neck surgery, target procedures include transoral surgery. Not all the indications, procedures, or products described may be available in a given country or region or on all generations of da Vinci Surgical Systems. Surgeons and their patients need to consult the product labeling in their specific country and for each product in order to determine the cleared uses, as well as important limitations, restrictions, or contraindications.
In 2021, approximately 1,594,000 surgical procedures were performed with da Vinci Surgical Systems, compared to approximately 1,243,000 and 1,229,000 surgical procedures performed with da Vinci Surgical Systems in 2020 and 2019, respectively. The increase in our overall procedure volume in 2021 reflects the significant disruption caused by the COVID-19 pandemic in 2020, as noted in the COVID-19 Pandemic section above, and was driven by growth in U.S. general surgery and gynecology procedures and worldwide urology procedures.
U.S. Procedures
Overall U.S. procedure volume with da Vinci Surgical Systems grew to approximately 1,109,000 in 2021, compared to approximately 876,000 in 2020 and approximately 883,000 in 2019. General surgery was our largest and fastest growing U.S. specialty in 2021 with procedure volume that grew to approximately 589,000 in 2021, compared to approximately 434,000 in 2020 and approximately 421,000 in 2019. Gynecology was our second largest U.S. surgical specialty in 2021 with procedure volume that grew to approximately 316,000 in 2021, compared to approximately 267,000 in 2020 and approximately 282,000 in 2019. Urology was our third largest U.S. surgical specialty in 2021 with procedure volume that grew to approximately 153,000 in 2021, compared to approximately 134,000 in 2020 and approximately 138,000 in 2019.
Procedures Outside of the U.S.
Overall OUS procedure volume with da Vinci Surgical Systems grew to approximately 485,000 in 2021, compared to approximately 367,000 in 2020 and approximately 346,000 in 2019. Urology was our largest OUS specialty in 2021 with procedure volume that grew to approximately 264,000 in 2021, compared to approximately 214,000 in 2020 and approximately 206,000 in 2019. General surgery was our second largest OUS specialty in 2021 with procedure volume that grew to approximately 101,000 in 2021, compared to approximately 68,000 in 2020 and approximately 62,000 in 2019. Thoracic procedures also contributed to OUS procedure growth with higher growth rates than urology and general surgery procedures.

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 28% for the year ended December 31, 2021, compared to approximately 1% for the year ended December 31, 2020. Total da Vinci procedures performed by our customers grew approximately 19% for the three months ended December 31, 2021, compared to approximately 6% for the three months ended December 31, 2020. The full year and fourth quarter 2021 procedure growth was largely attributable to growth in U.S. general surgery and growth in OUS markets. The full year and fourth quarter 2020 procedure results reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The COVID-19 pandemic continued to impact our procedures in 2021 in geographies and markets where there was a resurgence of the virus. Delays in both the diagnosis of and treatments of disease reflecting patient concerns over contracting COVID-19 has also impacted the number of procedures. This was most pronounced in prostatectomy procedures.
U.S. da Vinci procedures grew approximately 27% for the year ended December 31, 2021, as compared to the prior year. U.S. da Vinci procedures declined approximately 1% for the year ended December 31, 2020. The 2021 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair, cholecystectomy, and bariatric procedures, as well as in the more mature gynecologic procedure category, most notably hysterectomies. The 2020 U.S. procedure results reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, whereas the 2021 procedure results reflected COVID-19 resurgences throughout the year, which also significantly impacted our procedures.
U.S. da Vinci procedures grew approximately 16% for the three months ended December 31, 2021, compared to approximately 5% for the three months ended December 31, 2020. The fourth quarter 2021 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair, cholecystectomy, and bariatric procedures. The fourth quarter 2020 U.S. procedure results reflect significant disruption caused by the COVID-19 pandemic and regional resurgences, as noted in the COVID-19 Pandemic section above, whereas the fourth quarter of 2021 reflected a COVID-19 resurgence later in the quarter, which also impacted our procedures.
OUS da Vinci procedures grew approximately 32% for the year ended December 31, 2021, compared to approximately 6% for the year ended December 31, 2020. The 2021 OUS procedure growth was driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. The 2021 OUS procedure growth also reflects continued adoption in European and Asian markets. We saw strong procedure growth in China, Japan, South Korea, and Germany during 2021. The 2020 OUS procedure results reflect significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, whereas the 2021 procedure results reflected COVID-19 resurgences throughout the year, which also significantly impacted our procedures. We believe growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures.
OUS da Vinci procedures grew approximately 28% for the three months ended December 31, 2021, compared to approximately 11% for the three months ended December 31, 2020. The fourth quarter 2021 OUS procedure growth was driven by continued growth in urologic procedures, including prostatectomies, and earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. We saw strong procedure growth in China, Japan, Germany, South Korea, and Italy during the fourth quarter of 2021. The fourth quarter 2020 OUS procedure growth reflects significant procedure disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, whereas the fourth quarter of 2021 reflected a COVID-19 resurgence later in the quarter, which also impacted our procedures.
U.S. General Surgery. In 2021, general surgery procedures in the U.S. grew to approximately 589,000 in 2021, compared to approximately 434,000 in 2020 and approximately 421,000 in 2019. Inguinal and ventral hernia repairs, cholecystectomies, and bariatric procedures contributed the most incremental procedures in 2021, while cholecystectomies and bariatric procedures contributed to the most incremental procedures in 2020 and inguinal and ventral hernia repairs contributed the most incremental procedures in 2019.
We believe that growth in hernia repair using da Vinci reflects improved clinical outcomes within certain patient populations, as well as potential cost benefits relative to certain alternative treatments. We believe hernia repair procedures represent a significant opportunity with the potential to drive growth in future periods. However, given the differences in surgical complexity associated with treatment of various hernia patient populations and varying surgeon opinion regarding optimal surgical technique, it is difficult to estimate the timing of and to what extent hernia repair procedure volume will grow in the future. We expect a large portion of hernia repairs will continue to be performed via different modalities of surgery.
Given the already very high level of laparoscopic techniques used in cholecystectomy, it is unclear whether growth is sustainable and to what extent da Vinci may be adopted.

Bariatric procedures have grown significantly for the last two years. These procedures have been an increased area of focus in 2021 and 2020 and may also have benefited from certain patients prioritizing weight loss as obesity is a significant COVID-19 risk factor. In addition, our SureForm 60mm Stapler provides surgeons a more optimized robotic tool set for bariatric procedures. However, the diagnoses and treatment pathways for bariatric patients are long, and many of the patients may have begun their treatment pathway prior to the spread of COVID-19; therefore, we cannot provide any assurance that we will continue to see significant growth in bariatric procedures in future periods.
Adoption of da Vinci for colorectal procedures, which includes several underlying procedures, including low anterior resections for rectal cancers and certain colon procedures for benign and cancerous conditions, has been ongoing for several years and is supported by certain technologies, such as the EndoWrist and SureForm Staplers, energy devices, and Integrated Table Motion.
U.S. Gynecology. In 2021, gynecology procedures in the U.S. grew to approximately 316,000 in 2021, compared to approximately 267,000 in 2020 and approximately 282,000 in 2019, driven by an increase in benign hysterectomy procedures and, to a lesser extent, hysterectomy procedures for cancer. Combining robotic, laparoscopic, and vaginal approaches, MIS represents about 80% of the U.S. hysterectomy market for benign conditions. We believe that our growth in gynecologic procedures over the past several years has primarily been driven by consolidation of gynecologic procedures into higher volume surgeons that focus on cancer and complex surgeries.
Global Urology. Along with U.S. general surgery and gynecology, global urology procedures have also been a strong contributor to our overall procedure growth. In the U.S., da Vinci is the standard of care for the surgical treatment of prostate cancer, and we believe growth is largely aligned with surgical volumes of prostate cancer. In 2021, U.S. prostatectomy procedures grew, compared to a modest decline in 2020. For OUS, prostatectomy is at varying states of adoption in different areas of the world but is the largest overall da Vinci procedure. In 2021, we saw high-teens growth in OUS prostatectomy procedures compared to slight growth in 2020.
Kidney cancer procedures have also been a strong contributor to our recent global urology procedure growth. Clinical publications have demonstrated that the use of a da Vinci system increases the likelihood that a patient will receive nephron sparing surgery through a partial nephrectomy, which is typically the surgical society guideline recommended therapy.
OUS Procedures. The 2021 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets, although it also reflects disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. We saw strong procedure growth in China, Japan, South Korea, Germany, Brazil, France, and the UK during 2021. In China, procedure growth accelerated as a result of new system placements during the year as well as very high system utilization.
System Demand
We placed 1,347 da Vinci Surgical Systems in 2021, compared to 936 systems in 2020. The increase in systems placed reflects the significant disruption experienced as a result of the COVID-19 pandemic in 2020, as well as procedure growth in 2021, more customers trading in da Vinci Si Surgical Systems for fourth generation systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that surgery addresses their quadruple aim objectives.
While 2021 placements grew 44% compared with 2020, future placements of da Vinci Surgical Systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, including Japan: the timing around governmental tenders and authorizations, including China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments; and market response. Market acceptance of our da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
Demand may also be impacted by robotic-assisted surgery competition, including from companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid, Inc.; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; MicroPort Scientific Corporation; Olympus Corporation; Samsung Group; Shandong Weigao Group Medical Polymer Company Ltd.; and Titan Medical Inc.

Many of the above factors will also impact future demand for our Ion system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.
New Product Introductions
SureForm 30 Curved-Tip Stapler and Reloads. In December 2021, we obtained FDA clearance for our 8 mm SureForm 30 Curved-Tip Stapler and reloads (gray, white, and blue) for use in general, thoracic, gynecologic, urologic, and pediatric surgery. It has been designed to help surgeons better visualize and reach anatomy through a combination of the 8 mm diameter instrument shaft and jaws, 120-degree cone of wristed articulation, and the curved tip. As it fits through the 8 mm da Vinci surgical system instrument cannula, the stapler allows different angles for surgeons to approach patient anatomy. Consistent with the other SureForm staplers, the 8 mm SureForm 30 Curved-Tip Stapler integrates SmartFire technology, which makes automatic adjustments to the firing process as staples are formed and the transection is made. The technology makes more than 1,000 measurements per second, helping achieve a consistent staple line. The 8 mm SureForm 30 stapler is expected to launch in the U.S. in 2022, with other countries to follow.
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
SureForm 45 Curved-Tip Stapler and Gray Reload. In July 2019, we obtained FDA clearance for the SureForm 45 Curved-Tip Stapler and SureForm 45 Gray reload. We have also received CE mark clearance for our SureForm 45 Curved-Tip Stapler and SureForm 45 Gray reload. In September 2019, we received regulatory clearance in Japan to market both our SureForm 45 Curved-Tip Stapler and SureForm 45 Gray reload. We received regulatory clearance in South Korea to market our SureForm 45 Curved-Tip Stapler and SureForm 45 Gray reload in June 2021 and July 2021, respectively. SureForm 45 Curved-Tip Stapler is a single-use, fully wristed stapling instrument with a curved tip intended for resection, transection, and/or creation of anastomoses. SureForm 45 Gray reload is a new, single-use cartridge that contains multiple staggered rows of implantable staples and a stainless steel knife. The SureForm 45 Curved-Tip Stapler and Gray reload have particular utility in thoracic procedures and round out our SureForm 45 portfolio. Not all reloads or staplers are available for use on all systems or in all countries.
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
Ion endoluminal system. In February 2019, we obtained FDA clearance for the Ion endoluminal system, our new flexible, robotic-assisted, catheter-based platform designed to navigate through very small lung airways to reach peripheral nodules for biopsies. The Ion system uses an ultra-thin articulating robotic catheter that can articulate 180 degrees in all directions. The outer diameter of the catheter is 3.5mm, which allows physicians to navigate through small and tortuous airways to reach nodules in most airway segments within the lung. The Ion system’s flexible biopsy needle can also pass through very tight bends via Ion’s catheter to collect tissue in the peripheral lung. The catheter’s 2mm working channel can also accommodate other biopsy tools, such as biopsy forceps or cytology brushes, if necessary. Our rollout of the Ion system is progressing well, and we are continuing to gather additional clinical evidence. We have placed 129 Ion systems as of December 31, 2021.
Iris. In February 2019, we obtained FDA clearance for our Iris augmented reality product. Iris is a service that delivers a 3D image of the patient anatomy (initially targeting kidneys) to aid surgeons in both the pre- and intra-operative settings. The service is currently being used in pilot studies. We launched our first pilot site in 2019, continued in 2020 with select sites, and have six pilot sites as of December 31, 2021.
Acquisition of Orpheus Medical
In February 2020, we acquired Orpheus Medical Ltd. and its wholly owned subsidiaries to deepen and expand our integrated informatics platform. Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in processing and archiving surgical videos. Orpheus Medical is a wholly owned subsidiary of Intuitive.
Intuitive Ventures
In 2020, we launched Intuitive Ventures, an inaugural $100 million fund focused on investment opportunities in companies that share Intuitive’s commitment to advancing positive outcomes in healthcare.
2021 Operational and Financial Highlights
•Total revenue increased by 31% to $5.7 billion for the year ended December 31, 2021, compared to $4.4 billion for the year ended December 31, 2020.
•Approximately 1,594,000 da Vinci procedures were performed during the year ended December 31, 2021, an increase of 28% compared to approximately 1,243,000 da Vinci procedures for the year ended December 31, 2020.
•Instruments and accessories revenue increased by 26% to $3.10 billion for the year ended December 31, 2021, compared to $2.46 billion for the year ended December 31, 2020.
•Systems revenue increased by 44% to $1.69 billion for the year ended December 31, 2021, compared to $1.18 billion for the year ended December 31, 2020.
•A total of 1,347 da Vinci Surgical Systems were placed during the year ended December 31, 2021, an increase of 44% compared to 936 systems during the year ended December 31, 2020.
•As of December 31, 2021, we had a da Vinci Surgical System installed base of approximately 6,730 systems, an increase of 12% compared to the installed base of approximately 5,989 systems as of December 31, 2020.
•Utilization of da Vinci Surgical Systems, measured in terms of procedures per system per year, increased 17% relative to 2020.
•During the year ended December 31,2021, we placed 93 Ion systems, an increase of 258% compared to 26 Ion systems during the year ended December 31, 2020.
•Gross profit as a percentage of revenue was 69.3% for the year ended December 31, 2021, compared to 65.6% for the year ended December 31, 2020.
•Operating income increased by 73% to $1.82 billion for the year ended December 31, 2021, compared to $1.05 billion for the year ended December 31, 2020. Operating income included $457 million and $399 million of share-based compensation expense related to employee stock plans and $37.0 million and $60.9 million of intangible asset-related charges for the years ended December 31, 2021, and 2020, respectively.
•As of December 31, 2021, we had $8.62 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments increased by $1.75 billion, compared to $6.87 billion as of December 31, 2020, primarily as a result of cash generated from operating activities, partially offset by capital expenditures.

Results of Operations
This section of the Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The following table sets forth, for the years indicated, certain Consolidated Statements of Income information (in millions, except percentages):

	Years Ended December 31,
	2021	% of total revenue	2020	% of total revenue	2019	% of total revenue
Revenue:
Product	$4,793.9	84%	$3,634.6	83%	$3,754.3	84%
Service	916.2	16%	723.8	17%	724.2	16%
Total revenue	5,710.1	100%	4,358.4	100%	4,478.5	100%
Cost of revenue:
Product	1,464.1	26%	1,230.3	28%	1,119.1	25%
Service	287.5	5%	266.9	6%	249.2	6%
Total cost of revenue	1,751.6	31%	1,497.2	34%	1,368.3	31%
Product gross profit	3,329.8	58%	2,404.3	55%	2,635.2	59%
Service gross profit	628.7	11%	456.9	11%	475.0	10%
Gross profit	3,958.5	69%	2,861.2	66%	3,110.2	69%
Operating expenses:
Selling, general and administrative	1,466.5	25%	1,216.3	28%	1,178.4	26%
Research and development	671.0	12%	595.1	14%	557.3	12%
Total operating expenses	2,137.5	37%	1,811.4	42%	1,735.7	38%
Income from operations	1,821.0	32%	1,049.8	24%	1,374.5	31%
Interest and other income, net	69.3	1%	157.2	4%	127.7	3%
Income before taxes	1,890.3	33%	1,207.0	28%	1,502.2	34%
Income tax expense	162.2	3%	140.2	3%	120.4	3%
Net income	1,728.1	30%	1,066.8	24%	1,381.8	31%
Less: net income attributable to noncontrolling interest in joint venture	23.5	—%	6.2	—%	2.5	—%
Net income attributable to Intuitive Surgical, Inc.	$1,704.6	30%	$1,060.6	24%	$1,379.3	31%

Total Revenue
Total revenue increased by 31% to $5.7 billion for the year ended December 31, 2021, compared to $4.4 billion for the year ended December 31, 2020. Total revenue for the year ended December 31, 2020, decreased by 3% compared to $4.5 billion for the year ended December 31, 2019. The increase in total revenue for the year ended December 31, 2021, resulted from 44% higher systems revenue, driven by 44% higher system placements, 26% higher instruments and accessories revenue, driven by approximately 28% higher procedure volume partially offset by the effects of the Extended Use Program, and 27% higher service revenue. In conjunction with our 2020 COVID-19 Customer Relief Program implemented in the second quarter of 2020, service revenue in 2020 was reduced by $80 million as a result of service fee credits provided to customers.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 23%, 23%, and 20% for the years ended December 31, 2021, 2020, and 2019, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations did not have a material impact on total revenue for the year ended December 31, 2021, as compared to 2020, or for the year ended December 31, 2020, as compared to 2019.
Revenue generated in the U.S. accounted for 67%, 68%, and 70% of total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
As the COVID-19 pandemic is expected to continue to cause strain on hospital resources, as outlined in the COVID-19 Pandemic section above, we cannot reliably estimate the extent total revenue will be impacted in the first quarter of 2022 and beyond.
The following table summarizes our revenue and system unit placements for the years ended December 31, 2021, 2020, and 2019, respectively (in millions, except percentages and unit placements):

	Years Ended December 31,
	2021	2020	2019
Revenue
Instruments and accessories	$3,100.5	$2,455.7	$2,408.2
Systems	1,693.4	1,178.9	1,346.1
Total product revenue	4,793.9	3,634.6	3,754.3
Services	916.2	723.8	724.2
Total revenue	$5,710.1	$4,358.4	$4,478.5
U.S.	$3,853.2	$2,962.7	$3,129.5
OUS	1,856.9	1,395.7	1,349.0
Total revenue	$5,710.1	$4,358.4	$4,478.5
% of Revenue - U.S.	67%	68%	70%
% of Revenue - OUS	33%	32%	30%

Instruments and accessories	$3,100.5	$2,455.7	$2,408.2
Services	916.2	723.8	724.2
Operating lease revenue	276.9	176.7	106.9
Total recurring revenue	$4,293.6	$3,356.2	$3,239.3
% of Total revenue	75%	77%	72%

Da Vinci Surgical System Placements by Region:
U.S. unit placements	865	600	728
OUS unit placements	482	336	391
Total unit placements*	1,347	936	1,119
*Systems placed under operating leases (included in total unit placements)	517	317	384

Da Vinci Surgical System Placements involving System Trade-ins:
Unit placements involving trade-ins	510	447	442
Unit placements not involving trade-ins	837	489	677

Ion System Placements	93	26	10

Product Revenue
Product revenue increased by 32% to $4.8 billion for the year ended December 31, 2021, compared to $3.6 billion for the year ended December 31, 2020. Product revenue for the year ended December 31, 2020, decreased by 3% compared to $3.8 billion for the year ended December 31, 2019.
Instruments and accessories revenue increased by 26% to $3.10 billion for the year ended December 31, 2021, compared to $2.46 billion for the year ended December 31, 2020. The increase in instruments and accessories revenue was driven primarily by procedure growth of 28% and incremental sales of our advanced instruments, partially offset by stocking orders in Q4 2020 associated with the Company’s launch of Extended Use Instruments. The 2021 U.S. procedure growth of approximately 27%, compared to a 2020 U.S. procedure decline of approximately 1%, was driven by strong growth in general surgery procedures, most notably hernia repair, cholecystectomy, and bariatric procedures, and gynecology procedures, as well as moderate growth in the more mature urology procedure category. The 2020 U.S. procedure decline was primarily a result of the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The 2021 OUS procedure volumes grew by approximately 32%, compared to 2020 OUS procedure growth of 6%. Key drivers for OUS procedure growth in 2021 were continued growth in urology procedures, most notably prostatectomy and partial nephrectomy procedures, and earlier stage growth in general surgery and gynecology procedures. The 2020 OUS procedure growth was impacted by the significant disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the 2021 OUS procedure growth was driven by China, Japan, Korea, and Germany.
Systems revenue increased by 44% to $1.69 billion for the year ended December 31, 2021, compared to $1.18 billion for the year ended December 31, 2020. The higher 2021 systems revenue was primarily driven by higher system placements, higher operating lease revenue, higher lease buyouts, and higher 2021 ASPs, partially offset by a higher proportion of system placements under operating leases.
During 2021, a total of 1,347 da Vinci Surgical Systems were placed compared to 936 systems during 2020. By geography, 865 systems were placed in the U.S., 232 in Europe, 203 in Asia, and 47 in other markets during 2021, compared to 600 systems placed in the U.S., 136 in Europe, 157 in Asia, and 43 in other markets during 2020. During 2021, 517 of the 1,347 systems were placed under operating lease arrangements, compared to 317 of the 936 systems placed during 2020. The increase in system placements was primarily driven by decisions in 2020 by customers to defer purchases or leases of systems into future quarters as a result of the COVID-19 pandemic, as well as procedure growth, more customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci Xi and da Vinci X systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that surgery addresses their quadruple aim objectives.
We placed 668 and 432 da Vinci Surgical Systems under lease or usage-based arrangements, of which 517 and 317 systems were classified as operating leases for the years ended December 31, 2021, and 2020, respectively. Operating lease revenue was $277 million for the year ended December 31, 2021, compared to $177 million for the year ended December 31, 2020. Systems placed as operating leases represented 38% of total placements during 2021, compared to 34% during 2020. A total of 1,294 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of December 31, 2021, compared to 901 as of December 31, 2020. Revenue from Lease Buyouts was $96 million for the year ended December 31, 2021, compared to $52 million for the year ended December 31, 2020. We expect revenue from Lease Buyouts to fluctuate period to period based on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems placed under operating lease or usage-based arrangements and Ion systems, was approximately $1.55 million for the year ended December 31, 2021, compared to approximately $1.50 million for the year ended December 31, 2020. The higher 2021 ASP was largely driven by lower relative trade-in volume and favorable product mix, partially offset by pricing discounts. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
Service Revenue
Service revenue increased by 27% to $916 million for the year ended December 31, 2021, compared to $724 million for the year ended December 31, 2020. Service revenue for the year ended December 31, 2020, remained unchanged at $724 million for the year ended December 31, 2019. Higher service revenue in 2021 was primarily driven by a larger installed base of da Vinci Surgical Systems producing service revenue, as well as the effects of the Customer Relief Program in the prior year, which resulted in an $80 million decrease in service revenue in 2020 as a result of service fee credits provided to customers.
Gross Profit
Product gross profit for the year ended December 31, 2021, increased by 38% to $3.3 billion, representing 69.5% of product revenue, compared to $2.4 billion, representing 66.2% of product revenue, for the year ended December 31, 2020. The higher 2021 product gross profit was primarily driven by higher product revenue and higher product gross profit margin. The higher product gross profit margin for the year ended December 31, 2021, was primarily driven by higher 2021 ASPs, lower year-over-year excess and obsolete inventory costs, and lower year-over-year intangible assets amortization expense, partially offset by higher share-based compensation expense. In addition, we incurred period costs in the second, third, and fourth quarters of 2020 associated with abnormally low production, which did not recur in 2021 as a result of increased production volumes.
Product gross profit for the years ended December 31, 2021 and 2020, included share-based compensation expense of $68.9 million and $58.9 million, respectively, and intangible assets amortization expense of $17.6 million and $35.5 million, respectively.

Service gross profit for the year ended December 31, 2021, increased by 38% to $629 million, representing 68.6% of service revenue, compared to $457 million, representing 63.1% of service revenue, for the year ended December 31, 2020. The higher 2021 service gross profit was driven by higher service revenue, reflecting a larger installed base of da Vinci Surgical Systems, and higher service gross profit margin. The lower service gross profit margin for the year ended December 31, 2020, was primarily driven by the $80 million decrease in service revenue as a result of the Customer Relief Program.
Service gross profit for the years ended December 31, 2021 and 2020, included share-based compensation expense of $22.2 million and $24.0 million, respectively, and intangible assets amortization expense of $1.0 million and $3.7 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the year ended December 31, 2021, increased by 21% to $1.47 billion, compared to $1.22 billion for the year ended December 31, 2020. The increase in selling, general and administrative expenses for the year ended December 31, 2021, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher variable compensation, and increased infrastructure costs to support our growth. In addition, there were higher marketing, travel, and training expenses in 2021, as compared with the prior year. Also, in the fourth quarters of 2021 and 2020, we made charitable contributions of $30 million and $25 million, respectively, to the Intuitive Foundation, a not-for-profit organization whose mission is to reduce the global burden of disease and suffering through research, education, and philanthropy aimed at better outcomes for patients around the globe.
Selling, general and administrative expenses for the years ended December 31, 2021, and 2020, included share-based compensation expense of $232 million and $202 million, respectively, and intangible assets amortization expense of $7.3 million and $6.9 million, respectively.
Selling, general and administrative expenses were 25% for 2021, as a percentage of revenue, compared to 28% for 2020, and 26% for 2019. Our spending in 2021 reflected a continued but less pronounced curtailment of certain costs as a result of the COVID-19 pandemic, including travel, marketing events, clinical trials, and other related expenses. We expect that these costs will continue to increase to the extent that the impact of COVID-19 decreases and decline to the extent that the impact of COVID-19 increases. In addition, we expect spending to increase as a percentage of revenue as we continue to support our customers, invest in innovation focused on the quadruple aim, and invest in manufacturing and our supply chain to ensure supply for our customers.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the year ended December 31, 2021, increased by 13% to $671 million, compared to $595 million for the year ended December 31, 2020. The increase in research and development expenses for the year ended December 31, 2021, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, digital investments, advanced instrumentation, advanced imaging, and future generations of robotics.
Research and development expenses for the years ended December 31, 2021, and 2020, included share-based compensation expense of $134 million and $114 million, respectively, and intangible asset-related charges of $11.1 million and $15.8 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, was $69.3 million for the year ended December 31, 2021, compared to $157.2 million for the year ended December 31, 2020, and $127.7 million for the year ended December 31, 2019. The decrease in interest and other income, net, for the year ended December 31, 2021, was primarily driven by lower gains on investments resulting from strategic arrangements, lower interest income earned, despite higher cash and investment balances, due to the decline in average interest rates, and gains on the sale of certain securities in 2020, partially offset by foreign exchange losses realized in 2020.
We held an equity investment in preferred shares of Broncus Holding Corporation (“Broncus”), which was reflected in our financial statements on a cost basis. During the first quarter of 2021, we recorded an unrealized gain on our investment in

Broncus of approximately $14 million. In September 2021, Broncus completed an initial public offering (“IPO”) of common shares on the Stock Exchange of Hong Kong. Upon completion of the IPO, the preferred shares were converted to common shares in Broncus, and we recognized a net gain on this investment in the third quarter of 2021 of approximately $8 million. We are restricted from selling these shares for a period of six months. In the fourth quarter of 2021, we recognized a loss on this investment of approximately $17 million.
We held an equity investment in common shares of Bolder Surgical Holdings, Inc. (“Bolder”), which was reflected in our financial statements on a cost basis. During the fourth quarter of 2021, Hologic, Inc., a publicly traded company, completed its acquisition of Bolder. Under the terms of the acquisition agreement, we received cash on the date of closing and recognized a gain on this investment of approximately $10 million.
We held an equity investment in preferred shares of InTouch Technologies, Inc. (“InTouch”), which was reflected in the our financial statements on a cost basis. On July 1, 2020, Teladoc Health, Inc. (“Teladoc”), a publicly traded company, completed its acquisition of InTouch. Based on the terms of the agreement, we received Teladoc shares on the date of closing and recognized a gain on our investment of approximately $45 million. We were restricted from selling these shares for a period of six months. In January 2021, we sold all of our shares in Teladoc and recognized a gain on this investments of approximately $11 million. This gain was offset by a $7.5 million loss recognized upon the settlement of a corresponding derivative collar contract in January 2021.
Additionally, the Company recorded unrealized gains on other strategic investments in 2020 of approximately $22 million.
Income Tax Expense
Our income tax expense was $162 million, $140 million, and $120 million for the years ended December 31, 2021, 2020, and 2019, respectively. Our effective tax rate for 2021 was approximately 8.6% compared to 11.6% for 2020 and 8.0% for 2019. Our effective tax rate for 2021, 2020, and 2019 differs from the U.S. federal statutory rate of 21% primarily due to the excess tax benefits recognized for employee share-based compensation, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
Our effective tax rate for 2021 included a one-time benefit of $66.4 million from re-measurement of our Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets. Our effective tax rate for 2020 included an increase of $39.3 million in unrecognized tax benefits with a corresponding increase to income tax expense. This increase was related to intercompany charges for share-based compensation for relevant periods prior to 2020, triggered by the finalization of a Ninth Circuit Court of Appeals opinion involving an independent third party. An additional charge of $13.6 million related to this matter was recorded to income tax expense in 2021, primarily as a result of additional IRS guidance issued in July 2021. Our effective tax rate for 2019 included a one-time benefit of $51.3 million associated with re-measurement of our Swiss deferred tax assets due to a Swiss statutory tax rate increase enacted as part of Swiss tax reform in August 2019.
Our 2021, 2020, and 2019 provisions for income taxes included excess tax benefits associated with employee equity plans of $186 million, $166 million, and $147 million, respectively, which reduced our effective tax rate by 9.8, 13.8, and 9.8 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.
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
In January 2019, the Joint Venture acquired certain assets, including distribution rights, customer relationships, and certain personnel, from Chindex and its affiliates, a subsidiary of Fosun Pharma, and began direct operations for da Vinci products and services in China. As of December 31, 2021, the companies have contributed $55 million of up to $100 million required by the joint venture agreement.
Net income attributable to noncontrolling interest in Joint Venture for the year ended December 31, 2021, was $23.5 million, compared to $6.2 million for the year ended December 31, 2020, and $2.5 million for the year ended December 31, 2019. The increase in net income attributable to noncontrolling interest in Joint Venture for the year ended December 31, 2021, was primarily due to the increase in sales in China, as well as re-measurement losses related to the contingent consideration from the acquisition during the year ended December 31, 2020, which did not recur in 2021 as the contingent consideration has been finalized and paid. These increases in net income attributable to noncontrolling interest in Joint Venture were partially offset by additional long-term incentive plan expenses recorded as a result of an increase in the value of phantom share awards in China that were modified in the fourth quarter of 2021.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments increased by $1.75 billion to $8.62 billion as of December 31, 2021, from $6.87 billion as of December 31, 2020, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures and taxes paid related to net share settlements of equity awards. Cash and cash equivalents plus short- and long-term investments increased by $1.02 billion to $6.87 billion as of December 31, 2020, from $5.85 billion as of December 31, 2019, primarily from cash provided by our operations and proceeds from stock option exercises and employee stock purchases, partially offset by capital expenditures, taxes paid related to net share settlements of equity awards, and share repurchases.
Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based upon our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future. However, as a result of the COVID-19 pandemic, we may experience reduced cash flow from operations if we experience decreased revenues or if we extend payment terms on sales and operating lease and usage-based arrangements.
As of December 31, 2021, $481 million of our cash, cash equivalents, and investments was held by foreign subsidiaries. We intend to repatriate earnings from our Swiss subsidiary and joint venture in Hong Kong, as needed, since the U.S. and foreign tax implications of such repatriations are not expected to be significant. We will continue to indefinitely reinvest earnings from the rest of our foreign subsidiaries, which are not significant.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion on the impact of interest rate risk and market risk on our investment portfolio.

Consolidated Cash Flow Data
The following table summarizes our cash flows for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	2021	2020	2019
(in millions)
Net cash provided by (used in)
Operating activities	$2,089.4	$1,484.8	$1,598.2
Investing activities	(2,461.5)	(940.6)	(1,154.4)
Financing activities	43.0	(85.7)	(168.4)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(3.4)	(2.6)	(2.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(332.5)	$455.9	$273.2

Operating Activities
For the year ended December 31, 2021, net cash provided by operating activities of $2.09 billion exceeded our net income of $1.73 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $729 million, consisting primarily of the following significant items: share-based compensation of $449 million; depreciation expense and losses on the disposal of property, plant, and equipment of $283 million; changes in deferred income taxes of $(63) million; and amortization of intangible assets of $27 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $368 million of cash used in operating activities during the year ended December 31, 2021. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $256 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters. Refer to further details in the supplemental cash flow information in Note 4 to the Condensed Consolidated Financial Statements. Prepaid expenses and other assets increased by $205 million, primarily due to an increase in net investments in sales-type leases, and accounts receivable increased $142 million, primarily due to the timing of billings and collections. The unfavorable impact of these items on cash used in operating activities was partially offset by a $115 million increase in accrued compensation and employee benefits, primarily due to higher headcount and variable compensation, a $51 million increase in other liabilities, primarily due to additional accruals related to capital expenditures and timing of income tax payments, a $36 million increase in accounts payable, primarily due to the timing of payments and vendor billings, and a $33 million increase in deferred revenue, primarily due to the increased volume of sales contracts.
For the year ended December 31, 2020, net cash provided by operating activities of $1.48 billion exceeded our net income of $1.07 billion, primarily due to the following factors:
1.Our net income included non-cash charges of $691 million, consisting primarily of the following significant items: share-based compensation of $395 million; depreciation expense and losses on the disposal of property, plant, and equipment of $226 million; changes in deferred income taxes of $58 million; gains on investments, accretion, and amortization, net, of $55 million; and amortization of intangible assets of $50 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $273 million of cash used in operating activities during the year ended December 31, 2020. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $170 million, primarily due to the increased number of systems under operating lease and usage-based arrangements and build-up to mitigate risks of disruption that could arise from trade, supply, or other matters, such as the COVID-19 pandemic. Prepaid expenses and other assets increased by $112 million, primarily due to an increase in net investments in sales-type leases and an increase in deferred commissions. Accounts payable decreased by $32 million, primarily due to the timing of payments. Accrued compensation and employee benefits decreased by $17 million, primarily due to the timing of bonus payments. The unfavorable impact of these items on cash used in operating activities was partially offset by a $37 million increase in other liabilities, primarily due to additional income tax reserves, and a $15 million increase in deferred revenue, primarily due to the effects of the Customer Relief Program.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2021, consisted primarily of purchases of investments (net of proceeds from sales and maturities of investments) of $2.10 billion and the acquisition of property and equipment of $354 million.
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
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021, consisted primarily of proceeds from stock option exercises and employee stock purchases of $277 million, partially offset by taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $212 million and the payment of deferred purchase consideration of $22 million.
Net cash used in financing activities for the year ended December 31, 2020, consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $175 million, cash used in the repurchase of approximately 0.7 million shares of our common stock in the open market for $134 million, and the payment of deferred purchase consideration of $85 million, partially offset by proceeds from stock option exercises and employee stock purchases of $309 million.
Net cash used in financing activities for the year ended December 31, 2019, consisted primarily of cash used in the repurchase of approximately 1.7 million shares of our common stock in the open market for $270 million and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $159 million, partially offset by proceeds from stock option exercises and employee stock purchases of $273 million.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to increase significantly in 2022 to a range between $700 million and $1 billion. A significant portion of this investment involves construction of facilities to provide incremental space for growth, to consolidate operations to enhance efficiency, and to replace leased spaces with owned spaces. These capital investments also expand our OUS footprint in support of opportunities for growth in key international markets. We intend to fund these capital investments with cash generated from operations.
Contractual Obligations and Commercial Commitments
Operating leases. We lease spaces for operations in the U.S. as well as in Japan, Mexico, China, South Korea, Israel, and other countries. We also lease automobiles for certain sales and field service employees. These leases have varying terms up to 15 years. Operating lease amounts include future minimum lease payments under all of our non-cancellable operating leases with an initial term in excess of one year. Refer to Note 6 to the Consolidated Financial Statements included in Part II, Item 8 for further details.
Purchase commitments and obligations. Total purchase commitments and obligations as of December 31, 2021 is estimated to be $1.51 billion, of which $1.41 billion is due within a year. These amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, commitments for capital expenditures and construction-related activities for which we have not received the services, and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition to the above, we have committed to make potential future milestone payments to third parties as part of licensing, collaboration, and development arrangements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory, and/or commercial milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our Consolidated Balance Sheets.
2017 Tax Act deemed repatriation tax. As of December 31, 2021, our obligation associated with the deemed repatriation tax is $182 million, of which $21 million is due within a year. Amounts due are expected to be paid in installments in accordance with the 2017 Tax Act.
We are unable to make a reasonably reliable estimate as to when payments may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.
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

No significant impairment charges were recorded during the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, and 2020, net unrealized losses on investments of $16.0 million and $29.5 million, net of tax, respectively, were included in accumulated other comprehensive income/(loss).
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
Similarly, we make estimates of the collectability of accounts receivable, especially analyzing the aging and nature of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sales transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount that we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of reported accounts receivable and operating expenses could result.
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
The valuation and classification of intangible assets and goodwill and the assignment of useful lives for purposes of amortization involves judgments and the use of estimates. The evaluation of these intangible assets and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to the assumptions made. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2021, 2020, and 2019. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. If conditions are different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.
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
We use implied volatility based on traded Intuitive options in the open market, as we believe implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of relying on implied volatility, we considered the following:
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
We must assess the likelihood that we will be able to recover our deferred tax assets. In the event that all or part of our deferred tax assets are not recoverable in the future, we must increase our provision for taxes by recording a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recoverable. In order for our deferred tax assets to be recoverable, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, in determining the need for a valuation allowance. As of December 31, 2021, we believe it is more likely than not that our deferred tax assets ultimately will be recovered with the exception of our California deferred tax assets. We believe that, due to the computation of California taxes under the single sales factor, it is more likely than not that our California deferred tax assets will not be realized. Should there be a change in our ability to recover our deferred tax assets, our tax provision would be affected in the period in which such change takes place.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Market Risk
The primary objective of our investment activities is to preserve principal while supporting the Company’s liquidity requirements. To achieve this objective, we maintain a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high quality securities, including U.S. treasury and U.S. government agency securities, municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The weighted average duration of our portfolio as of December 31, 2021, was approximately 1.2 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A hypothetical increase or decrease in interest rate by 25 basis points would have resulted in a decrease or increase in the fair value of our net investment position of approximately $23 million, respectively, as of December 31, 2021. We do not utilize derivative financial instruments to manage our interest rate risks.
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
For the year ended December 31, 2021, sales denominated in foreign currencies were approximately 23% of total revenue. The objective of our hedging program is to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales and expenses. For the year ended December 31, 2021, our revenue would have decreased by approximately $25.1 million if the U.S. dollar exchange rate strengthened by 10%. We also hedge the net recognized non-functional currency balance sheet exposures with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. A 10% strengthening of the U.S. dollar exchange rate against all currencies to which we have exposure, after considering foreign currency hedges and offsetting positions as of December 31, 2021, would have resulted in an approximately $7.6 million increase in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure and hedging transactions. Bank counterparties to foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We monitor credit ratings and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we will adjust our exposure to various counterparties.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intuitive Surgical, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intuitive Surgical, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Determination of Standalone Selling Prices Related to System Sale Arrangements
As described in Notes 2 and 5 to the consolidated financial statements, the Company recognized $1,693.4 million of systems revenue, during the year ended December 31, 2021. The Company’s system sale arrangements include a combination of the following performance obligations: system(s); system components; system accessories; instruments; accessories; and system service. For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then management estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, and type of customer.
The principal considerations for our determination that performing procedures relating to the determination of standalone selling prices related to system sale arrangements is a critical audit matter are the significant judgment by management when determining estimates of standalone selling prices, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the estimates of standalone selling prices used to allocate the transaction price of an arrangement to each distinct performance obligation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the revenue recognition process, including controls over the determination of the estimates of standalone selling prices. These procedures also included, among others, (i) testing management’s process for determining the estimates of standalone selling prices; (ii) evaluating the appropriateness of the overall methodology used by management to develop the estimates, including the appropriateness of the data inputs related to the products and services, geographies, and type of customer used in the methodology; (iii) testing the completeness and accuracy of the data used in the methodology; and (iv) testing the accuracy of management’s calculations of estimated selling prices.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 3, 2022

We have served as the Company’s auditor since 2014.

INTUITIVE SURGICAL, INC.
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,290.9	$1,622.6
Short-term investments	2,913.1	3,488.8
Accounts receivable, net of allowances of $20.2 and $17.7 as of December 31, 2021, and 2020, respectively	782.7	645.5
Inventory	587.1	601.5
Prepaids and other current assets	271.1	267.5
Total current assets	5,844.9	6,625.9
Property, plant, and equipment, net	1,876.4	1,577.3
Long-term investments	4,415.5	1,757.7
Deferred tax assets	441.4	367.7
Intangible and other assets, net	633.2	503.6
Goodwill	343.6	336.7
Total assets	$13,555.0	$11,168.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121.2	$81.6
Accrued compensation and employee benefits	350.1	235.0
Deferred revenue	377.2	350.3
Other accrued liabilities	301.3	298.3
Total current liabilities	1,149.8	965.2
Other long-term liabilities	453.7	444.6
Total liabilities	1,603.5	1,409.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; no shares issued and outstanding as of December 31, 2021, and 2020	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 357.7 shares and 353.1 shares issued and outstanding as of December 31, 2021, and 2020, respectively	0.4	0.4
Additional paid-in capital	7,164.0	6,444.9
Retained earnings	4,760.9	3,261.3
Accumulated other comprehensive income (loss)	(24.2)	24.9
Total Intuitive Surgical, Inc. stockholders’ equity	11,901.1	9,731.5
Noncontrolling interest in joint venture	50.4	27.6
Total stockholders’ equity	11,951.5	9,759.1
Total liabilities and stockholders’ equity	$13,555.0	$11,168.9
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Product	$4,793.9	$3,634.6	$3,754.3
Service	916.2	723.8	724.2
Total revenue	5,710.1	4,358.4	4,478.5
Cost of revenue:
Product	1,464.1	1,230.3	1,119.1
Service	287.5	266.9	249.2
Total cost of revenue	1,751.6	1,497.2	1,368.3
Gross profit	3,958.5	2,861.2	3,110.2
Operating expenses:
Selling, general and administrative	1,466.5	1,216.3	1,178.4
Research and development	671.0	595.1	557.3
Total operating expenses	2,137.5	1,811.4	1,735.7
Income from operations	1,821.0	1,049.8	1,374.5
Interest and other income, net	69.3	157.2	127.7
Income before taxes	1,890.3	1,207.0	1,502.2
Income tax expense	162.2	140.2	120.4
Net income	1,728.1	1,066.8	1,381.8
Less: net income attributable to noncontrolling interest in joint venture	23.5	6.2	2.5
Net income attributable to Intuitive Surgical, Inc.	$1,704.6	$1,060.6	$1,379.3
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$4.79	$3.02	$3.98
Diluted	$4.66	$2.94	$3.85
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	356.1	351.1	346.2
Diluted	365.8	361.0	358.4
Total comprehensive income attributable to Intuitive Surgical, Inc.	$1,655.5	$1,073.1	$1,405.0
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years Ended December 31,
	2021	2020	2019
Net income attributable to Intuitive Surgical, Inc.	$1,704.6	$1,060.6	$1,379.3
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)	(12.6)	4.7	0.3
Available-for-sale investments (net of tax):
Change in unrealized gains (losses)	(45.5)	13.8	30.7
Less: Reclassification adjustment for (gains) losses on investments	—	(4.7)	(0.5)
Net change	(45.5)	9.1	30.2
Derivative instruments (net of tax):
Change in unrealized gains (losses)	12.3	(0.8)	5.8
Less: Reclassification adjustment for (gains) losses on derivative instruments	(4.9)	(2.8)	(5.3)
Net change	7.4	(3.6)	0.5
Employee benefit plans (net of tax):
Change in unrealized gains (losses)	0.1	1.0	(5.9)
Less: Reclassification adjustment for losses on employee benefit plans	1.5	1.3	0.6
Net change	1.6	2.3	(5.3)
Other comprehensive income (loss)	(49.1)	12.5	25.7
Total comprehensive income attributable to Intuitive Surgical, Inc.	$1,655.5	$1,073.1	$1,405.0
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN MILIONS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2018	343.4	$0.3	$5,170.1	$1,521.7	$(13.3)	$6,678.8	$8.7	$6,687.5
Issuance of common stock through employee stock plans	7.1		272.8			272.8		272.8
Shares withheld related to net share settlement of equity awards	(0.9)		(7.6)	(151.5)		(159.1)		(159.1)
Share-based compensation expense related to employee stock plans			335.8			335.8		335.8
Repurchase and retirement of common stock	(1.7)		(14.5)	(255.0)		(269.5)		(269.5)
Net income attributable to Intuitive Surgical, Inc.				1,379.3		1,379.3		1,379.3
Other comprehensive income (loss)					25.7	25.7	(0.3)	25.4
Capital contribution from noncontrolling interest						—	10.0	10.0
Net income attributable to noncontrolling interest in joint venture						—	2.5	2.5
Balances as of December 31, 2019	347.9	$0.3	$5,756.6	$2,494.5	$12.4	$8,263.8	$20.9	$8,284.7
Adoption of new accounting standard (1)				(0.1)		(0.1)		(0.1)
Issuance of common stock through employee stock plans	6.8	0.1	308.7			308.8		308.8
Shares withheld related to net share settlement of equity awards	(0.9)		(7.9)	(167.3)		(175.2)		(175.2)
Share-based compensation expense related to employee stock plans			395.4			395.4		395.4
Repurchase and retirement of common stock	(0.7)		(7.9)	(126.4)		(134.3)		(134.3)
Net income attributable to Intuitive Surgical, Inc.				1,060.6		1,060.6		1,060.6
Other comprehensive income					12.5	12.5	0.5	13.0
Net income attributable to noncontrolling interest in joint venture						—	6.2	6.2
Balances as of December 31, 2020	353.1	$0.4	$6,444.9	$3,261.3	$24.9	$9,731.5	$27.6	$9,759.1
Issuance of common stock through employee stock plans	5.4		276.5			276.5		276.5
Shares withheld related to net share settlement of equity awards	(0.8)		(6.6)	(205.0)		(211.6)		(211.6)
Share-based compensation expense related to employee stock plans			449.2			449.2		449.2
Net income attributable to Intuitive Surgical, Inc.				1,704.6		1,704.6		1,704.6
Other comprehensive income (loss)					(49.1)	(49.1)	(0.7)	(49.8)
Net income attributable to noncontrolling interest in joint venture						—	23.5	23.5
Balances as of December 31, 2021	357.7	$0.4	$7,164.0	$4,760.9	$(24.2)	$11,901.1	$50.4	$11,951.5

(1) Represents the adjustment related to the adoption of Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTUITIVE SURGICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$1,728.1	$1,066.8	$1,381.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment, net	282.8	226.4	160.0
Amortization of intangible assets	27.4	49.8	43.0
Loss (gain) on investments, accretion of discounts, and amortization of premiums on investments, net	10.6	(55.1)	(6.0)
Deferred income taxes	(62.6)	57.6	(8.0)
Share-based compensation expense	449.2	395.4	335.8
Amortization of contract acquisition assets	22.0	17.1	13.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(142.3)	5.7	38.8
Inventory	(256.0)	(170.1)	(360.5)
Prepaids and other assets	(204.9)	(111.8)	(116.9)
Accounts payable	36.0	(32.3)	12.3
Accrued compensation and employee benefits	115.1	(16.6)	57.4
Deferred revenue	32.6	15.0	35.5
Other liabilities	51.4	36.9	11.9
Net cash provided by operating activities	2,089.4	1,484.8	1,598.2
Investing activities:
Purchase of investments	(6,452.0)	(4,292.9)	(3,346.2)
Proceeds from sales of investments	84.9	800.7	107.3
Proceeds from maturities of investments	4,267.8	2,930.8	2,569.8
Purchase of property, plant, and equipment and intellectual property	(353.5)	(341.5)	(425.6)
Acquisition of businesses, net of cash	(8.7)	(37.7)	(59.7)
Net cash used in investing activities	(2,461.5)	(940.6)	(1,154.4)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	276.5	308.8	272.8
Taxes paid related to net share settlement of equity awards	(211.6)	(175.2)	(159.1)
Repurchase of common stock	—	(134.3)	(269.5)
Capital contribution from noncontrolling interest	—	—	10.0
Payment of deferred purchase consideration	(21.9)	(85.0)	(22.6)
Net cash provided by (used in) financing activities	43.0	(85.7)	(168.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.4)	(2.6)	(2.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(332.5)	455.9	273.2
Cash, cash equivalents, and restricted cash, beginning of year	1,638.5	1,182.6	909.4
Cash, cash equivalents, and restricted cash, end of year	$1,306.0	$1,638.5	$1,182.6
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
The Consolidated Financial Statements include the results and balances of the Company’s majority-owned joint venture (“Joint Venture”) with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). Chindex Medical Limited (“Chindex”), a subsidiary of Fosun Pharma, has been its distribution partner for da Vinci Surgical Systems in China. The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of the consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019.
Common Stock Split
Shares issued pursuant to the three-for-one stock split (the "Stock Split") of the Company's issued and outstanding common stock, par value $0.001 per share, were distributed on October 4, 2021, to stockholders of record as of September 27, 2021. All share and per-share information presented in the Consolidated Financial Statements have been retroactively adjusted to reflect the Stock Split.
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
The Company’s accounts receivable are primarily derived from billings related to revenue arrangements with customers and distributors located throughout the world. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company provides reserves for potential credit losses but has not experienced significant losses to date. As of both December 31, 2021, and 2020, 67% of accounts receivable were from domestic customers.
During the years ended December 31, 2021, 2020, and 2019, domestic revenue accounted for 67%, 68%, and 70% of total revenue, respectively, while outside of the U.S. revenue accounted for 33%, 32%, and 30%, respectively, of total revenue for each of the years then ended.
The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. The extent of the impact on the Company’s business is highly uncertain and difficult to predict. In certain regions, the Company’s customers continue to divert resources to treat COVID-19 patients and defer some elective surgical procedures, both of which may impact the Company’s customers’ ability to meet their obligations, including to the Company. Furthermore, economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on the Company’s business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and their economies. However, the magnitude and overall effectiveness of these actions remains uncertain.
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
In particular, the Company has experienced increased difficulties in obtaining a sufficient supply of component materials used in its products, including those in the semiconductor market, as global supply has become significantly constrained due to increased demand in semiconductors and other materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. The Company is engaged in activities to seek to mitigate supply disruptions by, for example, increasing its communications with its suppliers and modifying its purchase order coverage and inventory levels.
However, the global supply chain shortages, including those in the semiconductor market, are likely to remain a challenge for the foreseeable future. The Company has also experienced challenges in logistics, as certain shipping routes have been impacted by port closures. Such global shortages in important components and logistics challenges have resulted in, and will continue to cause, inflationary cost pressure in the Company’s supply chain. To date, these challenges have not materially impacted the Company’s results of operations or ability to deliver product and services to its customers. However, if shortages in important supply chain materials in the semiconductor or other markets continue, the Company could fail to meet product demand, which would adversely impact its business, financial condition, results of operations, or cash flows.
Increased labor shortages globally, including staff burnout and attrition, could also impact the Company’s ability to hire and retain personnel critical to its manufacturing, logistics, and commercial operations. The Company is also highly dependent on the principal members of its management and scientific staff. Attracting and retaining qualified personnel is critical to its success, and competition for them has become more intense. The loss of critical members of the Company’s team, or its inability to attract and retain qualified personnel, could significantly harm its operations, business, and ability to compete. In addition, hospitals are also experiencing staffing shortages and supply chain issues that could impact their ability to provide patient care. As of the date of issuance of these Financial Statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.
Customer Relief Program
During the second quarter of 2020, the Company introduced a series of programs to provide financial relief to customers (the “Customer Relief Program”). As part of the Customer Relief Program, the Company provided its customers service fee credits, extended payment terms, and deferred payments related to Intuitive System Leasing arrangements. The Customer Relief Program ended at the end of the third quarter of 2020. There was no similar customer relief program offered in 2021.
Service fee credits. As part of the Customer Relief Program, the Company provided service fee credits to customers based on the reduction in the utilization of their systems during the second and third quarters of 2020 relative to a pre-COVID-19 level baseline. The Company reflected the service fee credits as a reduction of service revenue and accounts receivable in the quarter they were earned by its customers. The service fee credit program resulted in an $80 million decrease in service revenue in 2020.
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
For operating lease arrangements where the lease term was extended by adding the deferred period to the end of the contract, the Company recalculated the straight-line revenue based on the revised terms, consistent with the treatment accepted by the FASB FAQ on accounting for COVID-19. For its sales-type lease arrangements impacted, the Company accounted for the deferral in the timing of lease payments as if there were no changes in the lease contract, consistent with the treatment accepted by the FASB FAQ on accounting for COVID-19. While the short-term payment relief offered did not have a material impact on the results of operations, the Company deferred $15 million of lease billings and extended payment terms associated with $181 million of billings during the program, of which $19 million remained outstanding as of December 31, 2020. All of the trade receivables with extended payment terms have been collected as of December 31, 2021.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of 90 days or less to be cash equivalents.
Restricted Cash
As of December 31, 2021, the Company had $17.9 million of restricted cash associated with its insurance programs. As of December 31, 2020, the Company had $18.0 million of restricted cash associated with its insurance programs. Restricted cash was included in prepaids and other current assets and intangible and other assets, net on the Consolidated Balance Sheets.
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
All of the Company’s investments are subject to a periodic impairment review. Available-for-sale investments in an unrealized loss position are written down to fair value through a charge to other income, net, if the Company intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis. The Company evaluates the remaining securities to determine what amount of the excess, if any, is caused by expected credit losses. Factors considered in determining whether a credit-related loss exists include the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, and the expected cash flows from the security. No significant charges were recorded during the years ended December 31, 2021, 2020, and 2019.
Equity investments. The Company holds equity investments with readily determinable fair values and equity investments without readily determinable fair values. The Company generally recognizes equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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
Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Additionally, the cost basis of the Company’s inventory does not include any unallocated fixed overhead costs associated with abnormally low utilization of its factories.

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
Depreciation expense for the years ended December 31, 2021, 2020, and 2019, was $280 million, $221 million, and $157 million, respectively.
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

Revenue Recognition
The Company’s revenue consists of product revenue, resulting from the sale of systems, system components, and instruments and accessories, and service revenue. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and its customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on the consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.
The Company’s system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are a distinct product or service that is separately identifiable from other items in bundled packages and if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: system(s); system components; system accessories; instruments; accessories; and system service. The Company’s system sale arrangements generally include a five-year period of service. The first year of service is generally free and included in the system sale arrangement, and the remaining four years are generally included at a stated service price. The Company considers the service terms in the arrangements that are legally enforceable to be performance obligations. Other than service, the Company generally satisfies all of the performance obligations at a point in time. System components, system accessories, instruments, accessories, and service are also sold on a stand-alone basis.
The Company recognizes revenue as the performance obligations are satisfied by transferring control of the product or service to a customer. The Company generally recognizes revenue for the performance obligations in the following manner:
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
Instruments and accessories. Revenue from sales of instruments and accessories is recognized when control is transferred to the customers, which generally occurs at the time of shipment but also could occur at the time of delivery, depending on the customer arrangement. The Company generally allows its customers in the normal course of business to return unused products for a limited period of time subsequent to the initial purchase and records an allowance against revenue for estimated returns.
Service. Service revenue is recognized over the term of the service period, as the customer benefits from the services throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.
The Company offers its customers the opportunity to trade in their older systems for a credit towards the purchase of a newer generation system. The Company generally does not provide specified price trade-in rights or upgrade rights at the time of system purchase. Such trade-in or upgrade transactions are separately negotiated based on the circumstances at the time of the trade-in or upgrade, based on the then-fair value of the system, and are generally not based on any pre-existing rights granted by the Company. Accordingly, such trade-ins and upgrades are not considered separate performance obligations in the arrangement for a system sale. Traded-in systems can be reconditioned and resold. The Company accounts for the fair value of the traded-in system in the total consideration in the arrangement by including the net realizable value of the traded-in system less a normal profit margin. The value of the traded-in system is determined as the amount, after reconditioning costs are added, that will allow a normal profit margin on the sale of the reconditioned unit to be generated. When there is no market for the traded-in units, no value is assigned. The assigned value of the traded-in units is reported as a component of inventory until resold or otherwise disposed.
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
For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services, geographies, and type of customer. The Company regularly reviews standalone selling prices and updates these estimates, as necessary.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain sales incentives provided to the Company’s sales team are required to be capitalized when the Company expects to generate future economic benefits from the related revenue-generating contracts subsequent to the initial system sales transaction. When determining the economic life of the contract acquisition assets recognized, the Company considers historical service renewal rates, expectations of future customer renewals of service contracts, and other factors that could impact the economic benefits that the Company expects to generate from the relationship with its customers. The costs capitalized as contract acquisition costs included in intangible and other assets, net in the Consolidated Balance Sheets were $71.8 million and $53.1 million as of December 31, 2021, and 2020, respectively. The Company did not incur any impairment losses during the periods presented.
Intuitive System Leasing
The Company enters into lease arrangements with certain qualified customers. Leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. The Company also leases systems to certain qualified customers under usage-based arrangements that have terms up to 84 months. For these usage-based lease arrangements, the lease fee is generally billed monthly in arrears based on a contractual per-use fee, and usage is generally defined as the number of procedures performed with the system.
Revenue related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative standalone selling prices as prescribed by the Company’s revenue recognition policy. Lease elements generally include a system or system component, while non-lease elements generally include service. For some lease arrangements, customers are provided with the right to purchase the leased system at some point during and/or at the end of the lease term. Except for certain usage-based lease arrangements, lease arrangements generally do not provide rights for the customers to exit or terminate the lease without incurring a penalty. Certain lease arrangements may also include upgrade rights that allow customers to upgrade the leased system to newer technology at some point during the lease term. Generally, these upgrade rights do not specify the terms, including the price or structure of the future upgrade transactions, as those terms are negotiated based on the circumstances at the time of the upgrade, including the then-fair value of the system as well as other factors.
In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following terms at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term; (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system; (3) whether the lease term is for the major part of the remaining economic life of the leased system; (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise; and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
The Company generally recognizes revenue from sales-type lease arrangements at the time the system is accepted by the customer, assuming all other revenue recognition criteria have been met. Revenue related to lease elements from sales-type leases is presented as product revenue. Revenue related to lease elements from operating lease arrangements is generally recognized on a straight-line basis over the lease term and is presented as product revenue. Revenue related to lease elements from usage-based arrangements is recognized as the customers utilize the systems and is presented as product revenue.
Other Leasing Arrangements
The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in intangible and other assets, net, other accrued liabilities, and other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2021. The Company currently does not have any finance leases.
Operating lease right-of-use (“ROU”) assets and operating leases liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as the Company does not have insight to the inputs necessary to calculate the implicit rate of the leases. Lease terms may include options to extend or terminate when the Company is reasonably certain the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
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
Credit Losses
Trade accounts receivable. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the years ended December 31, 2021, and 2020, bad debt expense was not material.
Net investment in sales-type leases. The Company enters into sales-type leases with certain qualified customers to purchase its systems. Sales-type leases have terms that generally range from 24 to 84 months and are usually collateralized by a security interest in the underlying assets. The allowance for loan loss is based on the Company’s assessment of the current expected lifetime loss on lease receivables. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the lease receivable balances, and current economic conditions that may affect a customer’s ability to pay. Lease receivables are considered past due 90 days after invoice.
The Company manages the credit risk of the net investment in sales-type leases using a number of factors, including, but not limited to, the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of December 31, 2021 (in millions):

	2021	2020	2019	2018	2017	Prior	Net Investment
Credit Rating:
High	$101.7	$51.0	$18.8	$7.0	$1.7	$—	$180.2
Moderate	109.3	62.6	18.8	7.0	2.8	0.6	201.1
Low	8.1	1.6	1.3	0.1	—	0.2	11.3
Total	$219.1	$115.2	$38.9	$14.1	$4.5	$0.8	$392.6
For the year ended December 31, 2021, and 2020, credit losses related to the net investment in sales-type leases were not material.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, procedure coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade and lease receivables as hospital cash flows are impacted by their response to the COVID-19 pandemic.
Available-for-sale debt securities. The Company’s investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. For the years ended December 31, 2021 and 2020, credit losses related to available-for-sale debt securities were not material.
Allowance for Sales Returns
The allowance for sales returns is based on the Company’s estimates of potential future returns of certain products related to current period product revenue. The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company’s products.
Share-Based Compensation
The Company accounts for share-based employee compensation plans using the fair value recognition and measurement provisions under U.S. GAAP. The Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period. The Company estimates expected forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimated. The Black-Scholes-Merton option-pricing model is used to estimate the fair value of stock options granted and utilizes the following inputs: (1) closing quoted price of our common stock on the date of grant; (2) expected term; (3) expected volatility; and (4) risk-free interest rate.
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
Segments
The Company operates in one segment. The chief operating decision maker regularly reviews the operating results of the Company on a consolidated basis as part of making decisions for allocating resources and evaluating performance. As of December 31, 2021, and 2020, 84% and 83% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the end customer.
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
Recently Adopted Accounting Pronouncements
Certain Leases with Variable Lease Payments
In July 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-05, Lessors — Certain Leases with Variable Lease Payments, which amends the lessor lease classification guidance in ASC 842 for leases that include any amount of variable lease payments that are not based on an index or rate. The Company has early adopted this ASU as of July 1, 2021, on a prospective basis. The standard had no impact on the Company's consolidated financial statements and related disclosures.
Recent Accounting Pronouncements
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. The Company will early adopt ASU 2021-08 as of January 1, 2022 on a prospective basis. The impact of the adoption of ASU 2021-08 cannot currently be determined, as it is dependent on future business combinations that the Company may enter into.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents or short-term or long-term investments as of December 31, 2021, and 2020 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2021
Cash	$572.3	$—	$—	$—	$572.3	$572.3	$—	$—
Level 1:
Money market funds	696.6	—	—	—	696.6	696.6	—	—
U.S. treasuries	3,429.1	6.3	(15.4)	—	3,420.0	17.0	1,100.3	2,302.7
Subtotal	4,125.7	6.3	(15.4)	—	4,116.6	713.6	1,100.3	2,302.7
Level 2:
Commercial paper	717.7	—	—	—	717.7	—	717.7	—
Corporate securities	2,485.6	2.7	(11.9)	—	2,476.4	5.0	886.7	1,584.7
U.S. government agencies	526.1	0.2	(2.9)	—	523.4	—	137.8	385.6
Municipal securities	213.4	0.7	(1.0)	—	213.1	—	70.6	142.5
Subtotal	3,942.8	3.6	(15.8)	—	3,930.6	5.0	1,812.8	2,112.8
Total assets measured at fair value	$8,640.8	$9.9	$(31.2)	$—	$8,619.5	$1,290.9	$2,913.1	$4,415.5

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
December 31, 2020
Cash	$644.3	$—	$—	$—	$644.3	$644.3	$—	$—
Level 1:
Money market funds	625.8	—	—	—	625.8	625.8	—	—
U.S. treasuries	2,626.8	23.0	—	—	2,649.8	212.5	1,567.9	869.4
Subtotal	3,252.6	23.0	—	—	3,275.6	838.3	1,567.9	869.4
Level 2:
Commercial paper	671.3	—	—	—	671.3	64.1	607.2	—
Corporate securities	1,425.4	11.9	(0.2)	—	1,437.1	3.4	1,036.5	397.2
U.S. government agencies	716.5	2.5	—	—	719.0	72.5	233.6	412.9
Municipal securities	119.8	2.0	—	—	121.8	—	43.6	78.2
Subtotal	2,933.0	16.4	(0.2)	—	2,949.2	140.0	1,920.9	888.3
Total assets measured at fair value	$6,829.9	$39.4	$(0.2)	$—	$6,869.1	$1,622.6	$3,488.8	$1,757.7

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds) as of December 31, 2021 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,931.6	$2,935.1
Mature in one to five years	4,440.3	4,415.5
Total	$7,371.9	$7,350.6
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains recognized on the sale of investments were not material and $8.3 million for the years ended December 31, 2021 and 2020, respectively. Gross realized losses recognized on the sale of investments were not material for the periods presented.
As of December 31, 2021, and 2020, net unrealized gains/(losses) on investments, net of tax, of $16.0 million and $29.5 million, respectively, were included in accumulated other comprehensive income/(loss) in the accompanying Consolidated Balance Sheets.
The following tables present the breakdown of the available-for-sale investments with unrealized losses as of December 31, 2021, and 2020 (in millions):

	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$4.0	$—	$—	$—	$4.0	$—
Corporate securities	1,687.9	(11.9)	—	—	1,687.9	(11.9)
U.S. treasuries	2,596.3	(15.4)	—	—	2,596.3	(15.4)
U.S. government agencies	412.5	(2.9)	—	—	412.5	(2.9)
Municipal securities	156.0	(1.0)	—	—	156.0	(1.0)
Total	$4,856.7	$(31.2)	$—	$—	$4,856.7	$(31.2)

December 31, 2020
Corporate securities	$352.7	$(0.2)	$—	$—	$352.7	$(0.2)
U.S. treasuries	278.1	—	—	—	278.1	—
U.S. government agencies	63.5	—	—	—	63.5	—
Municipal securities	21.3	—	—	—	21.3	—
Total	$715.6	$(0.2)	$—	$—	$715.6	$(0.2)
The unrealized losses on the available-for-sale investments are related to commercial paper, corporate securities, U.S. treasuries, U.S. government agencies, and municipal securities. The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

Equity Investments
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2020 Carrying Value	Changes in Fair Value (1)	Sales/Purchases/Others (2)	December 31, 2021 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$60.1	(17.7)	(15.5)	$26.9	$26.9	$—
Equity investments without readily determinable value (Level 2)	$30.2	43.8	(58.4)	$15.6	$—	$15.6

(1) Recorded in Interest and other income, net.
(2) Other includes conversion of certain equity investments without readily determinable value to equity investments with readily determinable value.
The Company recognized a $43.8 million increase in fair value, which was reflected in Interest and other income, net, due to changes in observable prices for certain equity investments that are held at cost, because they lack readily determinable market values (Level 2). A total of $34.2 million of this increase in fair value was related to an equity investment in preferred shares of Broncus Holding Corporation (“Broncus”). There were no decreases in fair value reflected in net income due to impairments.
In September 2021, Broncus completed an IPO of common shares on the Stock Exchange of Hong Kong. Upon completion of its IPO, the Company’s preferred shares were converted to common shares, which have a readily determinable value (Level 1). The Company is restricted from selling these shares for a period of six months. Subsequent to the IPO, the Company recognized a $29.1 million decrease in fair value from this investment. Accordingly, for the year ended December 31, 2021, the Company has recognized a net gain of $5.1 million related to its Broncus investment, comprised of the $34.2 million gain reflected in changes in fair value for Level 2 equity investments, offset by the $29.1 million loss reflected in changes in fair value for Level 1 equity investments, both of which were reflected in Interest and other income, net.
The Company held an equity investment in common shares of Bolder Surgical Holdings, Inc. (“Bolder”), which was reflected in its financial statements on a cost basis. During the fourth quarter of 2021, Hologic, Inc., a publicly traded company, completed its acquisition of Bolder. Under the terms of the acquisition agreement, the Company received cash on the date of closing and recognized a gain on its investment of $9.5 million.
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
Other Derivatives Not Designated as Hedging Instruments. Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, Indian Rupee (“INR”), Mexican Peso (“MXN”), Chinese Yuan (“CNY”), and New Taiwan Dollar (“TWD”).

These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Recognized gains (losses) in interest and other income, net	$15.5	$(12.3)	$6.4
Foreign exchange gains (losses) related to balance sheet re-measurement	$(16.4)	$10.9	$(1.5)
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for derivatives and the aggregate gross fair value outstanding at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Notional amounts:
Forward contracts	$181.2	$154.3	$318.8	$309.8
Gross fair value recorded in:
Prepaid and other current assets	$5.7	$0.9	$6.9	$0.7
Other accrued liabilities	$0.5	$4.3	$0.8	$5.4

NOTE 4.    CONSOLIDATED FINANCIAL STATEMENT DETAILS
The following tables provide details of selected consolidated financial statement items (in millions):

	December 31,
	2021	2020
Inventory:
Raw materials	$214.6	$184.1
Work-in-process	96.4	75.6
Finished goods	276.1	341.8
Total inventory	$587.1	$601.5

	December 31,
	2021	2020
Prepaids and other current assets:
Prepaid taxes	$4.3	$28.9
Equity investments	26.9	60.1
Net investment in sales-type leases – short-term	110.3	81.1
Other prepaids and other current assets	129.6	97.4
Total prepaids and other current assets	$271.1	$267.5

	December 31,
	2021	2020
Property, plant, and equipment, net:
Land	$367.8	$277.9
Building and building/leasehold improvements	812.5	773.8
Machinery and equipment	497.6	428.0
Operating lease assets – Intuitive System Leasing	616.1	419.9
Computer and office equipment	123.7	112.6
Capitalized software	217.6	205.4
Construction-in-process	209.7	117.4
Gross property, plant, and equipment	2,845.0	2,335.0
Less: Accumulated depreciation*	(968.6)	(757.7)
Total property, plant, and equipment, net	$1,876.4	$1,577.3

*Accumulated depreciation associated with operating lease assets – Intuitive System Leasing	$(182.1)	$(112.1)

	December 31,
	2021	2020
Other accrued liabilities – short-term:
Taxes payable	$54.1	$47.2
Current portion of deferred purchase consideration	11.6	10.4
Current portion of contingent consideration	0.4	15.1
Other accrued liabilities	235.2	225.6
Total other accrued liabilities – short-term	$301.3	$298.3

	December 31,
	2021	2020
Other long-term liabilities:
Income taxes – long-term	$316.6	$305.6
Deferred revenue – long-term	36.8	32.1
Other long-term liabilities	100.3	106.9
Total other long-term liabilities	$453.7	$444.6
Supplemental Cash flow Information
The following table provides supplemental cash flow information (in millions):

	Years Ended December 31,
	2021	2020	2019
Income taxes paid	$180.0	$34.4	$158.6
Supplemental non-cash investing and financing activities:
Equipment transfers from inventory to property, plant, and equipment	$302.4	$186.5	$210.6
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$32.1	$47.3	$30.2
Deferred purchase and contingent consideration related to acquisitions	$6.5	$4.2	$86.6

NOTE 5.    REVENUE
The following table presents revenue disaggregated by types and geography (in millions):

	Years Ended December 31,
U.S.	2021	2020	2019
Instruments and accessories	$2,225.1	$1,785.1	$1,790.4
Systems	1,024.8	695.0	830.7
Services	603.3	482.6	508.4
Total U.S. revenue	$3,853.2	$2,962.7	$3,129.5

Outside of U.S. (“OUS”)
Instruments and accessories	$875.4	$670.6	$617.8
Systems	668.6	483.9	515.4
Services	312.9	241.2	215.8
Total OUS revenue	$1,856.9	$1,395.7	$1,349.0

Total
Instruments and accessories	$3,100.5	$2,455.7	$2,408.2
Systems	1,693.4	1,178.9	1,346.1
Services	916.2	723.8	724.2
Total revenue	$5,710.1	$4,358.4	$4,478.5
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company's system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $1.86 billion as of December 31, 2021. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	December 31,
	2021	2020
Contract assets	$46.9	$34.6
Deferred revenue	$414.0	$382.3
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
During the year ended December 31, 2021, the Company recognized $351 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $282 million of revenue that was included in the deferred revenue balance as of December 31, 2019.

Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Years Ended December 31,
	2021	2020	2019
Sales-type lease revenue	$220.3	$154.4	$81.6
Operating lease revenue (1)	$276.9	$176.7	$106.9

(1) Includes variable lease revenue relating to usage-based arrangements.

NOTE 6.    LEASES
Lessor Information related to Intuitive System Leasing
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2021	2020
Gross lease receivables	$404.0	$286.1
Unearned income	(11.4)	(11.1)
Subtotal	392.6	275.0
Allowance for credit loss	(3.6)	(4.4)
Net investment in sales-type leases	$389.0	$270.6
Reported as:
Prepaids and other current assets	$110.3	$81.1
Intangible and other assets, net	278.7	189.5
Total, net	$389.0	$270.6
Contractual maturities of gross lease receivables as of December 31, 2021, are as follows (in millions):

Fiscal Year	Amount
2022	$117.8
2023	102.8
2024	90.3
2025	61.1
2026	29.3
2027 and thereafter	2.7
Total	$404.0
Operating Leases. The Company’s operating lease terms are generally less than seven years. Future minimum lease payments related to the non-cancellable portion of operating leases (which excludes contingent payments related to usage-based arrangements) as of December 31, 2021, are as follows (in millions):

Fiscal Year	Amount
2022	$260.3
2023	223.8
2024	173.6
2025	121.8
2026	61.2
2027 and thereafter	21.9
Total	$862.6
Variable lease revenue relating to usage-based arrangements was not material for the years ended December 31, 2021, 2020, and 2019.

Lessee Information
The Company enters into operating leases for real estate, automobiles, and certain equipment. Operating lease expense was $20.4 million, $21.0 million, and $19.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. For leases with terms of 12 months or less, the related expense was not material for each of the years ended December 31, 2021, 2020, and 2019.
Supplemental cash flow information for the years ended December 31, 2021, 2020, and 2019 related to operating leases was as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Cash paid for leases that were included within operating cash outflows	$23.2	$11.0	$18.8
Right-of-use assets recognized related to new lease obligations	$30.6	$9.6	$21.5
Supplemental balance sheet information, as of December 31, 2021, and 2020, related to operating leases was as follows (in millions, except lease term and discount rate):

	December 31,
Reported as:	2021	2020
Intangible and other assets, net (Right-of-use assets)	$74.4	$63.9

Other accrued liabilities	$20.4	$21.9
Other long-term liabilities	66.6	58.0
Total lease liabilities	$87.0	$79.9

Weighted-average remaining lease term	4.9 years	5.3 years
Weighted-average discount rate	2.5%	3.2%
As of December 31, 2021, the future payments related to the Company’s operating lease liabilities are scheduled as follows (in millions):

Fiscal Year	Amount
2022	$22.0
2023	21.9
2024	16.6
2025	14.5
2026	12.1
2027 and thereafter	9.1
Total lease payments	96.2
Less imputed interest	(9.2)
Total operating lease liabilities	$87.0

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions in 2021
There were no material acquisitions in 2021.
Acquisitions in 2020
Orpheus Medical
In February 2020, the Company acquired Orpheus Medical Ltd. and its wholly-owned subsidiaries to deepen and expand the Company’s integrated informatics platform. Orpheus Medical provides hospitals with information technology connectivity, as well as expertise in processing and archiving surgical videos.

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
The total purchase consideration of $66.0 million, as of the acquisition date, included a contingent consideration liability of $64.7 million and an upfront cash payment of $1.3 million. As of the acquisition date, the estimated total undiscounted contingent consideration was approximately $81 million, based on the underlying performance of the business in 2019 and 2020 as well as the amount and timing of the contingent consideration payments. Since the acquisition date, the total undiscounted contingent consideration decreased by approximately $1 million due to changes in the timing of the milestone achievements. For the years ended December 31, 2021, 2020, and 2019, the contingent consideration liability changed due to payments of $12.9 million, $53.7 million, and $16.5 million, respectively, and net additional expenses, which were recorded to selling, general and administrative expenses, of zero, $11.3 million, and $7.2 million, respectively, primarily related to accretion due to the passage of time. As of December 31, 2021, all contingent consideration has been settled and paid.
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
Schölly
During the third quarter of 2019, the Company acquired certain assets and operations from Schölly Fiberoptic GmbH (“Schölly”), including manufacturing process technology, a non-compete agreement, certain personnel, and net tangible assets on August 31, 2019, which collectively met the definition of a business. The Company believes that the transaction strengthens the Company’s supply chain and manufacturing capacity for imaging products used in the Company’s da Vinci systems. The total purchase consideration of $101.4 million consisted of an initial cash payment of $34.4 million and deferred cash payments totaling approximately $67.0 million, of which $13.6 million was deferred as of December 31, 2020. As of December 31, 2021, all deferred cash payments have been made.
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
In 2019, the Company included the results of the acquired businesses, since their acquisition dates, in its Consolidated Financial Statements, and the revenues and earnings were not material in the year. Pro forma results of operations related to the acquisitions have not been presented, because the operating results of the acquired businesses are not considered material to the Consolidated Financial Statements.

Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2019	$307.2
Acquisition activity	29.3
Translation and other	0.2
Balance as of December 31, 2020	336.7
Acquisition activity	8.0
Translation and other	(1.1)
Balance as of December 31, 2021	$343.6
The Company completed its annual goodwill impairment test and determined that no impairment existed. As of December 31, 2021, there has been no impairment of goodwill.
Intangible Assets
The following table summarizes the components of gross intangible asset, accumulated amortization, and net intangible asset balances as of December 31, 2021, and 2020 (in millions):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$219.3	$(173.2)	$46.1	$198.4	$(158.7)	$39.7
Distribution rights and others	26.3	(19.4)	6.9	91.9	(77.4)	14.5
Customer relationships	31.8	(14.3)	17.5	59.0	(35.8)	23.2
Total intangible assets	$277.4	$(206.9)	$70.5	$349.3	$(271.9)	$77.4
Amortization expense related to intangible assets was $27.4 million, $49.8 million, and $43.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The estimated future amortization expense related to intangible assets as of December 31, 2021, is as follows (in millions):

Fiscal Year	Amount
2022	$23.6
2023	19.0
2024	15.0
2025	9.6
2026	2.7
2027 and thereafter	0.6
Total	$70.5
The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets, and other events.
NOTE 8.    COMMITMENTS AND CONTINGENCIES
Commitments
As of December 31, 2021, the Company’s commitments include an estimated amount of approximately $1.51 billion relating to the Company’s open purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services, and acquisition and licensing of intellectual property. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Additionally, the Company has committed to make certain future milestone payments to third parties as part of licensing, collaboration, and development arrangements. Payments under these arrangements generally become due and payable only upon the achievement of certain specified developmental, regulatory, and/or commercial milestones. For instances in which the achievement of these milestones is neither probable nor reasonably estimable, such contingencies are not included in the estimated amount.
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
During the years ended December 31, 2021, 2020, and 2019, pre-tax litigation charges (benefits) related to securities class action lawsuits and product liability claims were not material.
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
Patent Litigation
On June 30, 2017, Ethicon LLC, Ethicon Endo-Surgery, Inc., and Ethicon US LLC (collectively, “Ethicon”) filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint, which was served on the Company on July 12, 2017, alleges that the Company’s EndoWrist Stapler instruments infringe several of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,585,658; 8,479,969; 9,113,874; 8,998,058; 8,991,677; 9,084,601; and 8,616,431. A claim construction hearing occurred on October 1, 2018, and the court issued a scheduling order on December 28, 2018. On March 20, 2019, the court granted the Company’s Motion to Stay pending an Inter Partes Review to be held at the Patent Trademark and Appeals Board to review patentability of six of the seven patents noted above and vacated the trial date. On August 1, 2019, the court granted the parties’ joint stipulation to modify the stay in light of Ethicon’s U.S. International Trade Commission (“USITC”) complaint against Intuitive involving U.S. Patent Nos. 8,479,969 and 9,113,874, discussed below. There is currently no trial date scheduled for this matter.
On August 27, 2018, Ethicon filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that the Company’s SureForm 60 Staplers infringe five of Ethicon’s patents. Ethicon asserts infringement of U.S. Patent Nos. 9,884,369; 7,490,749; 8,602,288; 8,602,287; and 9,326,770. The Company filed an answer denying all claims. On March 19, 2019, Ethicon filed a Motion for Leave to File a First Amended Complaint, removing allegations related to U.S. Patent No. 9,326,770 and adding allegations related to U.S. Patent Nos. 9,844,379 and 8,479,969. On July 17, 2019, the court entered an order denying the amendment, without prejudice, and granting the parties’ joint stipulation to stay the case in its entirety in light of the USITC investigation involving U.S. Patent Nos. 9,844,369 and 7,490,749, discussed below. There is currently no trial date scheduled for this matter.
Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369 (“’369”); 7,490,749 (“’749”); 9,844,379 (“’379”); 9,113,874 (“’874”); and 8,479,969 (“’969”). On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company’s EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. In March 2020, Ethicon dismissed its claims concerning the ’749 patent. The evidentiary hearing took place in February 2021. On June 8, 2021, the Chief Administrative Law Judge issued an Initial Determination concluding that (1) the accused products do not infringe the asserted claims in the ’874 or ’969 patents; (2) the asserted claims in the ’874 and ’969 patents are invalid; (3) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’369 patent; (4) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’379 patent; and (5) the Company was estopped from contending that the asserted claims in the ’379 patent are invalid. Ethicon has not challenged the Initial Determination with regard to the findings that absolve Intuitive of any liability regarding the accused EndoWrist staplers and associated reload cartridges. On October 14, 2021, the USITC issued its Opinion in which it made the following rulings: (1) the USITC absolved Intuitive from any liability regarding the ’874, ’969, and ’369 patents; and (2) the USITC found that, while the SureForm staplers and their associated reload cartridges infringe the asserted claims in the ’379 patent, it has suspended the imposition of any remedial order pending an opinion from the Federal Circuit Court of Appeal of whether the Patent and Trademark Office correctly found the asserted claims in this patent to be invalid. The Company and Ethicon have filed Notices of Appeal regarding the USITC Opinion. A lifting of the suspension of any remedial order by the USITC could result in a prohibition on importing the accused SureForm products into the U.S. or necessitating workarounds. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
Commercial Litigation
On February 27, 2019, Restore Robotics LLC and Restore Repair LLC (“Restore”) filed a complaint in the Northern District of Florida alleging anti-trust claims against the Company. On May 13, 2019, Restore filed an amended complaint alleging anti-trust claims relating to the da Vinci Surgical System and EndoWrist service, maintenance, and repair processes. On September 16, 2019, the Court partially granted and partially denied the Company’s Motion to Dismiss the amended complaint.
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
Motions for Summary Judgment have been filed by the Company and Restore. Subject to the rulings on those motions, the Court anticipates a trial date in later summer or early fall 2022. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
On September 28, 2020, Rebotix Repair Inc. (“Rebotix”) filed a complaint in the Middle District of Florida alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The complaint was formally served on the Company on October 6, 2020. On March 8, 2021, the Court partially granted and partially denied the Company’s Motion to Dismiss the complaint. The Company filed an answer denying the anti-trust allegations and filed counterclaims against Rebotix. The counterclaims allege that Rebotix violated the Federal Lanham Act and Florida’s Deceptive and Unfair Trade Practices Act and that Rebotix is also liable to the Company for Tortious Interference with Contract.
Motions for Summary Judgment have been filed by the Company and Rebotix. Subject to the rulings on these motions, the Court anticipates a trial date in or around May 2022. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Similar to the claims asserted in the Restore case, on May 10, 2021, Surgical Instrument Service Company, Inc. filed a complaint in the Northern District of California Court alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Court denied the Company's Motion to Dismiss, and discovery has commenced. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Three class action complaints were filed against the Company in the Northern District of California Court alleging anti-trust allegations relating to the service and repair of certain instruments manufactured by the Company. A complaint by Larkin

Community Hospital was filed on May 20, 2021, a complaint by Franciscan Alliance, Inc. and King County Public Hospital District No. 1 was filed on July 6, 2021, and a complaint by Kaleida Health was filed on July 8, 2021. The Court has consolidated the Franciscan Alliance, Inc. and King County Public Hospital District No. 1 and Kaleida Health cases with the Larkin Community Hospital case, which is now captioned on the Larkin docket as “In Re: da Vinci Surgical Robot Antitrust Litigation.” A Consolidated Amended Class Action Complaint has been filed on behalf of each plaintiff named in the earlier-filed cases. On January 14, 2022, Kaleida Health voluntarily dismissed itself as a party to this case. On January 18, 2022, the Company filed an answer against the plaintiffs in this matter, and discovery has commenced. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
Through December 31, 2021, the Company’s Board of Directors (the “Board”) has authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of December 31, 2021, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.6 billion.
The following table provides the stock repurchase activities (in millions, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Shares repurchased	—	0.7	1.7
Average price per share	$—	$183.84	$160.45
Value of shares repurchased	$—	$134.3	$269.5
The Company uses the par value method of accounting for its stock repurchases. As a result of share repurchase activities during the years ended December 31, 2021, 2020, and 2019, the Company reduced common stock and additional paid-in capital by an aggregate of zero, $8 million, and $15 million, respectively, and charged zero, $126 million, and $255 million, respectively, to retained earnings.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows (in millions):

	Year Ended December 31, 2021
	Unrealized Gains (Losses) on Hedging Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$29.5	$4.7	$(6.4)	$24.9
Other comprehensive income (loss) before reclassifications	12.3	(45.5)	(12.6)	0.1	(45.7)
Reclassified from accumulated other comprehensive income (loss)	(4.9)	—	—	1.5	(3.4)
Net current-period other comprehensive income (loss)	7.4	(45.5)	(12.6)	1.6	(49.1)
Ending balance	$4.5	$(16.0)	$(7.9)	$(4.8)	$(24.2)

	Year Ended December 31, 2020
	Unrealized Gains (Losses) on Hedging Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$0.7	$20.4	$—	$(8.7)	$12.4
Other comprehensive income (loss) before reclassifications	(0.8)	13.8	4.7	1.0	18.7
Reclassified from accumulated other comprehensive income (loss)	(2.8)	(4.7)	—	1.3	(6.2)
Net current-period other comprehensive income (loss)	(3.6)	9.1	4.7	2.3	12.5
Ending balance	$(2.9)	$29.5	$4.7	$(6.4)	$24.9
The income tax impacts were not material for the years ended December 31, 2021, and 2020.
NOTE 10.    SHARE-BASED COMPENSATION
Stock Plans
2010 Incentive Award Plan. In April 2010, the Company’s stockholders approved the 2010 Incentive Award Plan (“2010 Plan”). Under this plan, the Company issues nonqualified stock options (“NSOs”) and restricted stock units (“RSUs”) to employees and certain consultants. The 2010 Plan generally permits NSOs to be granted at no less than the fair market value of the common stock on the date of grant, with terms of 10 years from the date of grant. The 2010 Plan expires in 2031. In April 2021, the Company’s shareholders approved an amended and restated 2010 Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 97,350,000 to 103,350,000. As of December 31, 2021, approximately 25.5 million shares were reserved for future issuance under the 2010 Plan. A maximum of 11.1 million of these shares can be awarded as RSUs.
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
In April 2015, the Board of Directors amended and restated the New Hire Plan to provide for an increase in the number of shares of common stock authorized for issuance pursuant to awards granted under the New Hire Plan from 10,395,000 to 13,095,000. The New Hire Plan expired in October 2019 and, therefore, there are no shares reserved for future grants under the New Hire Plan. However, awards granted prior to the plan’s expiration continue to remain outstanding until their original expiration date.

Employee Option Vesting. Prior to 2020, the Company made annual option grants on February 15 (or the next business day if the date is not a business day) and on August 15 (or the next business day if the date is not a business day). Beginning in 2020, the Company changed the timing of its annual equity award grants to the last business day of February and on the same date in August or, if that date is not a business day, the next business day. The February grants vest 6/48 upon completion of 6 months of service and 1/48 per month thereafter. The August stock option grants vest 7/48 at the end of one month and 1/48 per month thereafter through a 3.5-year vesting period.
New Hire Options generally vest 12/48 upon completion of one year of service and 1/48 per month thereafter. Option vesting terms are determined by the Board and, in the future, may vary from past practices.
2000 Non-Employee Directors’ Stock Option Plan. In March 2000, the Board of Directors adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). In October 2009, the automatic evergreen increase provisions were eliminated so that no further automatic increases will be made to the number of shares reserved for issuance under the Directors’ Plan. In addition, the common stock authorized for issuance under the Directors’ Plan was reduced to 1,350,000. Options are granted at an exercise price not less than the fair market value of the stock on the date of grant and have a term not to exceed 10 years. Prior to 2016, initial stock option grants to new non-employee directors vested over a three-year period with 12/36 of the shares vesting after one year from the date of grant and 1/36 of the shares vesting monthly thereafter. Annual stock option grants vested one year from the date of the grant. Since 2016, new non-employee directors receive pro-rated stock option grants that vest on the same term as the annual stock option grants. The Directors’ Plan was terminated in November 2020 and, therefore, there are no shares reserved for future grants under the Directors’ Plan. However, options granted prior to the plan's termination continue to remain outstanding until their original expiration date.
2000 Employee Stock Purchase Plan. In March 2000, the Board adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Employees are generally eligible to participate in the ESPP if they are customarily employed by the Company for more than 20 hours per week and more than 5 months in a calendar year and are not 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is 24 months and is divided into four purchase periods of approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A two-year look-back feature in the ESPP causes the offering period to reset if the fair value of the Company’s common stock on the first or last day of the purchase period is less than that on the original offering date. ESPP purchases by employees are settled with newly-issued common stock from the ESPP’s previously authorized and available pool of shares. In April 2017, the Company’s stockholders approved an amended and restated ESPP to provide for an increase in the number of shares of common stock reserved for issuance from 18,270,945 to 22,770,945.
The Company issued 0.5 million, 0.5 million, and 0.6 million shares under the ESPP, representing approximately $75.9 million, $71.2 million, and $56.4 million in employee contributions for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there were approximately 2.8 million shares reserved for future issuance under the ESPP.
Restricted Stock Units. Equity awards granted to employees and non-employee directors include a mix of stock options and RSUs. The RSUs granted to employees vest in one-fourth increments annually over a four-year period. The RSUs granted to existing non-employee directors vest one year from the date of grant or at the next Annual Shareholders Meeting, whichever comes first. New non-employee directors receive pro-rated RSU grants that vest on the same term as the annual RSU grants. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company’s employees.
Stock Option Information
Option activity during 2021 under all the stock plans was as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2020	13.4	$101.69
Options granted	1.1	$294.53
Options exercised	(2.7)	$74.39
Options forfeited/expired	(0.1)	$198.34
Balance as of December 31, 2021	11.7	$125.07

The aggregate intrinsic value of stock options exercised under the Company’s stock plans determined as of the date of option exercise was $613 million, $598 million, and $512 million during the years ended December 31, 2021, 2020, and 2019, respectively. Cash received from option exercises and employee stock purchase plans for the years ended December 31, 2021, 2020, and 2019, was $276 million, $309 million, and $273 million, respectively. The income tax benefit from stock options exercised was $138 million for the year ended December 31, 2021.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2021 (number of shares and aggregate intrinsic value in millions):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (1)
$29.91-$49.34	1.4	1.9	$45.18		1.4		$45.18
$51.02-$57.11	1.4	2.5	$54.39		1.4		$54.39
$57.48-$59.46	1.4	2.9	$58.78		1.4		$58.78
$59.58-$77.00	1.3	2.8	$69.07		1.3		$69.07
$77.04-$139.52	1.6	5.6	$108.72		1.6		$108.24
$143.49-$174.26	1.4	7.1	$168.88		1.1		$169.46
$175.53-$182.83	1.3	7.6	$179.91		0.7		$180.38
$182.90-$245.60	1.3	8.7	$234.88		0.4		$230.62
$249.83-$341.16	0.1	9.1	$270.94		—		$251.85
$347.42-$347.42	0.5	9.6	$347.42		0.1		$347.42
Total	11.7	5.1	$125.07	$2,737	9.4	4.3	$99.52	$2,453

(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $359.30 as of December 31, 2021, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date.
As of December 31, 2021, a total of 11.5 million shares of stock options vested and expected to vest had a weighted-average remaining contractual life of 5.0 years, an aggregate intrinsic value of $2.72 billion, and a weighted-average exercise price of $122.97.
Restricted Stock Units Information
RSU activity for the year ended December 31, 2021, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2020	5.3	$163.30
Granted	1.9	$256.52
Vested	(2.1)	$145.60
Forfeited	(0.3)	$193.61
Unvested balance as of December 31, 2021	4.8	$207.37
As of December 31, 2021, 4.3 million shares of RSUs were expected to vest with an aggregate intrinsic value of $1.56 billion. The aggregate vesting date fair value of RSUs vested was $578 million, $478 million, and $433 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in millions):

	Years Ended December 31,
	2021	2020	2019
Cost of sales—products	$68.9	$58.9	$46.6
Cost of sales—services	22.2	24.0	20.4
Total cost of sales	91.1	82.9	67.0
Selling, general and administrative	231.6	202.2	169.5
Research and development	134.1	113.6	101.4
Share-based compensation expense before income taxes	456.8	398.7	337.9
Income tax effect	93.7	81.4	70.2
Share-based compensation expense after income taxes	$363.1	$317.3	$267.7
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the Company’s employee stock purchase plan. The weighted-average estimated fair values of stock options, the rights to acquire stock under the ESPP, and RSUs, as well as the weighted-average assumptions used in calculating the fair values of stock options and rights to acquire stock under the ESPP that were granted during the years ended December 31, 2021, 2020, and 2019, were as follows:

	Years Ended December 31,
STOCK OPTION PLANS	2021	2020	2019
Risk-free interest rate	0.8%	0.6%	2.0%
Expected term (years)	4.1	4.1	4.1
Volatility	32%	32%	30%
Fair value at grant date	$78.23	$54.34	$47.51
EMPLOYEE STOCK PURCHASE PLAN
Risk-free interest rate	0.1%	0.9%	2.1%
Expected term (years)	1.2	1.2	1.2
Volatility	29%	30%	29%
Fair value at grant date	$89.98	$57.29	$49.66
RESTRICTED STOCK UNITS
Fair value at grant date	$256.52	$181.89	$180.45
As share-based compensation expense recognized in the Consolidated Statements of Income during the years ended December 31, 2021, 2020, and 2019, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
As of December 31, 2021, there was $122 million, $616 million, and $38 million of total unrecognized compensation expense related to unvested stock options, restricted stock units, and employee stock purchases, respectively. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.3 years for unvested stock options, 2.2 years for unvested restricted stock units, and 1.5 years for rights granted to acquire common stock under the ESPP.
NOTE 11.    INCOME TAXES
Income before provision for income taxes for the years ended December 31, 2021, 2020, and 2019, consisted of the following (in millions):

	Years Ended December 31,
	2021	2020	2019
U.S.	$1,298.7	$926.8	$1,053.7
Foreign	591.6	280.2	448.5
Total income before provision for income taxes	$1,890.3	$1,207.0	$1,502.2

The provision for income taxes for the years ended December 31, 2021, 2020, and 2019, consisted of the following (in millions):

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$158.8	$34.2	$82.0
State	17.3	21.5	26.5
Foreign	50.1	26.9	18.0
	226.2	82.6	126.5
Deferred
Federal	(21.4)	23.8	8.5
State	0.5	1.6	3.2
Foreign	(43.1)	32.2	(17.8)
	(64.0)	57.6	(6.1)
Total income tax expense	$162.2	$140.2	$120.4
Income tax expense differs from amounts computed by applying the statutory federal income rate of 21% for the years ended December 31, 2021, 2020, and 2019, as a result of the following (in millions):

	Years Ended December 31,
	2021	2020	2019
Federal tax at statutory rate	$397.0	$253.5	$315.5
Increase (reduction) in tax resulting from:
State taxes, net of federal benefits	33.1	23.1	29.7
Foreign rate differential	(54.3)	(19.3)	(56.2)
U.S. tax on foreign earnings	40.1	29.3	55.0
Research and development credit	(30.7)	(37.1)	(32.7)
Share-based compensation not benefited	17.8	14.3	13.5
Unrecognized tax benefit related to share-based compensation	13.6	39.3	—
Reversal of unrecognized tax benefits	(3.0)	(4.0)	(8.4)
Excess tax benefits related to share-based compensation	(185.8)	(166.2)	(146.5)
Deferred tax re-measurement	(66.4)	—	(51.3)
Other	0.8	7.3	1.8
Total income tax expense	$162.2	$140.2	$120.4

Deferred income taxes reflect tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$9.7	$27.7
Share-based compensation expense	110.9	101.1
Lease liabilities	15.2	12.0
Expenses deducted in later years for tax purposes	38.4	29.3
Intangible assets	373.9	321.8
Research and other credits	98.5	76.3
Other	5.3	—
Gross deferred tax assets	651.9	568.2
Valuation allowance	(104.6)	(81.4)
Deferred tax assets	547.3	486.8
Deferred tax liabilities:
Property, plant, and equipment	(79.4)	(91.1)
Right-of-use assets	(12.3)	(8.4)
Intangible assets	(9.7)	(10.1)
Other	(5.1)	(13.2)
Deferred tax liabilities	(106.5)	(122.8)
Net deferred tax assets	$440.8	$364.0
As of December 31, 2021, and 2020, the Company had valuation allowances of $104.6 million and $81.4 million, respectively, primarily related to California research and development credit carry forwards, for which the Company does not believe a tax benefit is more likely than not to be realized.
As of December 31, 2021, the Company had US and foreign federal net operating loss carryforwards of $23.9 million and foreign local net operating loss carryforwards of $207.3 million, which will begin to expire in 2027, if not utilized. Utilization of these net operating loss carryforwards may be subject to certain limitations. The Company does not expect the limitations to result in any permanent loss of these tax benefits.
The Company intends to repatriate earnings from its Swiss subsidiary and joint venture in Hong Kong, as needed, and the U.S. and foreign tax implications of such repatriations are not expected to be significant. The Company will continue to indefinitely reinvest earnings from the rest of its foreign subsidiaries, which are not significant.
The Company’s 2021 income tax expense included a one-time benefit of $66.4 million from re-measurement of its Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets. The Company’s 2019 income tax expense included a one-time benefit of $51.3 million associated with re-measurement of its Swiss deferred tax assets due to a Swiss statutory tax rate increase enacted as part of Swiss tax reform in August 2019.
A reconciliation of the beginning and ending amounts of gross unrecognized income tax benefits for the years ended December 31, 2021, 2020, and 2019, are as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$176.3	$96.7	$78.8
Increases related to tax positions taken during the current year	40.6	40.1	26.5
Increases related to tax positions taken during a prior year	11.2	46.1	1.2
Decreases related to tax positions taken during a prior year	(1.3)	—	—
Decreases related to settlements with tax authorities	(0.2)	(0.5)	(3.8)
Decreases related to expiration of statute of limitations	(4.1)	(6.1)	(6.0)
Ending balance	$222.5	$176.3	$96.7

As of December 31, 2021, 2020, and 2019, gross interest related to unrecognized tax benefits accrued was $14.9 million, $11.0 million, and $2.9 million, respectively. The Company’s net unrecognized tax benefits and related interest are presented in other long-term liabilities and long term deferred tax assets on the Consolidated Balance Sheets.
Total gross unrecognized tax benefits as of December 31, 2021, were $222.5 million, which, if recognized, would result in a reduction of the Company’s effective tax rate.
In July 2015, a U.S. Tax Court opinion (the “2015 Opinion”) was issued involving an independent third party related to charging foreign subsidiaries for share-based compensation. Based on the findings of the U.S. Tax Court, direct share-based compensation had been excluded from the Company’s intercompany charges starting in 2015. In June 2019, the Ninth Circuit Court of Appeals (the “Ninth Circuit”) reversed the 2015 Opinion (the “Ninth Circuit Opinion”). Subsequently, a re-hearing of the case was requested, but was denied in November 2019. In February 2020, a petition was filed to appeal the Ninth Circuit Opinion to the U.S. Supreme Court. The petition was denied by the U.S. Supreme Court on June 22, 2020, which makes the Ninth Circuit Opinion binding precedent in the Ninth Circuit. As a result, the Company recorded an increase in the income tax provision of $39.3 million during the year ended December 31, 2020. An additional charge of $13.6 million related to this matter was recorded to income tax expense in 2021, primarily as a result of additional IRS guidance issued in July 2021. The Company will continue to monitor future IRS actions or other developments regarding this matter and will assess the impact of any such developments to its income tax provision in the quarter that they occur. The Company is treating share-based compensation expense in accordance with the Ninth Circuit Opinion for 2020 and future periods.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$1,704.6	$1,060.6	$1,379.3
Denominator:
Weighted-average shares outstanding used in basic calculation	356.1	351.1	346.2
Add: dilutive effect of potential common shares	9.7	9.9	12.2
Weighted-average shares outstanding used in diluted calculation	365.8	361.0	358.4
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$4.79	$3.02	$3.98
Diluted	$4.66	$2.94	$3.85
Share-based compensation awards of approximately 0.8 million, 1.9 million, and 2.0 million shares for the years ended December 31, 2021, 2020, and 2019, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Sales returns and allowances
Year ended December 31, 2021	$15.5	$41.7	$(44.1)	$13.1
Year ended December 31, 2020	$11.7	$39.7	$(35.9)	$15.5
Year ended December 31, 2019	$11.2	$43.2	$(42.7)	$11.7

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2021.
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
1)Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this report on Form 10-K.
2)The following financial statement schedule of Intuitive Surgical, Inc. for 2021, 2020, and 2019 is filed as part of this report and should be read in conjunction with the financial statements of Intuitive Surgical, Inc.:

Page
Schedule II - Valuation and Qualifying Accounts	118

All other schedules have been omitted, because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

3)Exhibits
The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b)Exhibits

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as Amended.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1(5)	2000 Non-Employee Directors’ Stock Option Plan. *

10.2(6)	Form of Indemnity Agreement. *

10.3(7)	2009 Employment Commencement Incentive Plan, as amended and restated. *

10.4(8)	2000 Employee Stock Purchase Plan, as amended and restated. *

10.5(9)	2010 Incentive Award Plan, as amended and restated. *

10.6(10)	Severance Plan. *

10.7(11)	Form of Amended and Restated Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Stock Option Grant Notice. *

10.8(12)	Form of Amended and Restated Intuitive Surgical, Inc. 2009 Employment Commencement Incentive Plan Restricted Stock Unit Grant Notice. *

10.9(13)	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Stock Option Grant Notice. *

10.10(14)	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Restricted Stock Unit Grant Notice. *

10.11	Form of Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan Global Performance Stock Unit Grant Notice. *

21.1	Intuitive Surgical, Inc. Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.

104	The cover page from Intuitive Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

(1)Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2020 (File No. 000-30713).
(2)Incorporated by reference to Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q filed on October 20, 2021 (File No. 000-30713).
(3)Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on February 1, 2021 (File No. 000-30713).
(4)Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement Amendment on Form S-1/A filed on May 2, 2000 (File No. 333-33016).
(5)Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-1 filed on March 22, 2000 (File No. 333-33016).
(6)Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 3, 2015 (File No. 000-30713).
(7)Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed on May 1, 2015 (File No. 333-203793).
(8)Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 26, 2017 (File No. 000-30713).
(9)Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 26, 2021 (File No. 000-30713).
(10)Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 2, 2008 (File No. 000-30713).
(11)Incorporated by reference to Exhibit 10.9 filed with the Company’s 2015 Annual Report on Form 10-K filed on February 2, 2016 (File No. 000-30713).
(12)Incorporated by reference to Exhibit 10.10 filed with the Company’s 2015 Annual Report on Form 10-K filed on February 2, 2016 (File No. 000-30713).
(13)Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2020 (File No. 000-30713).
(14)Incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed on July 23, 2020 (File No. 000-30713).
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
Gary S. Guthart, Ph.D. President and Chief Executive Officer
Date: February 3, 2022
Power of Attorney
Each person whose individual signature appears below hereby authorizes and appoints Gary Guthart, Ph.D., and Jamie Samath, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place, and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY S. GUTHART	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 3, 2022
Gary S. Guthart, Ph.D.
/S/ JAMIE E. SAMATH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 3, 2022
Jamie E. Samath
/S/ FREDRIK C. WIDMAN	Vice President, Corporate Controller (Principal Accounting Officer)	February 3, 2022
Fredrik C. Widman
/S/ CRAIG H. BARRATT	Chairman of the Board of Directors	February 3, 2022
Craig H. Barratt, Ph.D.
/S/ JOSEPH C. BEERY	Director	February 3, 2022
Joseph C. Beery
/S/ AMAL M. JOHNSON	Director	February 3, 2022
Amal M. Johnson
/S/ DON R. KANIA	Director	February 3, 2022
Don R. Kania, Ph.D.
/S/ AMY L. LADD	Director	February 3, 2022
Amy L. Ladd, Ph.D.
/S/ KEITH R. LEONARD JR.	Director	February 3, 2022
Keith R. Leonard Jr.
/S/ ALAN J. LEVY	Director	February 3, 2022
Alan J. Levy, Ph.D.
/S/ JAMI DOVER NACHTSHEIM	Director	February 3, 2022
Jami Dover Nachtsheim
/S/ MONICA P. REED	Director	February 3, 2022
Monica P. Reed
/S/ MARK J. RUBASH	Director	February 3, 2022
Mark J. Rubash