Form 10-Q
period 2022-06-30
INTUITIVE SURGICAL INC
filed 2022-07-22
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 357,111,192 shares of Common Stock, $0.001 par value per share, outstanding as of July 19, 2022.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,536.1	$1,290.9
Short-term investments	2,901.3	2,913.1
Accounts receivable, net	838.5	782.7
Inventory	724.0	587.1
Prepaids and other current assets	292.6	271.1
Total current assets	6,292.5	5,844.9
Property, plant, and equipment, net	2,109.3	1,876.4
Long-term investments	3,738.0	4,415.5
Deferred tax assets	515.9	441.4
Intangible and other assets, net	700.4	633.2
Goodwill	349.1	343.6
Total assets	$13,705.2	$13,555.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149.7	$121.2
Accrued compensation and employee benefits	278.6	350.1
Deferred revenue	376.3	377.2
Other accrued liabilities	370.4	301.3
Total current liabilities	1,175.0	1,149.8
Other long-term liabilities	447.8	453.7
Total liabilities	1,622.8	1,603.5
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of June 30, 2022, and December 31, 2021	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 357.1 shares and 357.7 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	0.4	0.4
Additional paid-in capital	7,484.0	7,164.0
Retained earnings	4,682.8	4,760.9
Accumulated other comprehensive income (loss)	(144.2)	(24.2)
Total Intuitive Surgical, Inc. stockholders’ equity	12,023.0	11,901.1
Noncontrolling interest in joint venture	59.4	50.4
Total stockholders’ equity	12,082.4	11,951.5
Total liabilities and stockholders’ equity	$13,705.2	$13,555.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions (except per share amounts)	2022	2021	2022	2021
Revenue:
Product	$1,270.4	$1,236.0	$2,508.8	$2,310.6
Service	251.7	228.0	501.0	445.5
Total revenue	1,522.1	1,464.0	3,009.8	2,756.1
Cost of revenue:
Product	421.0	374.0	818.3	693.3
Service	77.8	66.3	158.5	136.5
Total cost of revenue	498.8	440.3	976.8	829.8
Gross profit	1,023.3	1,023.7	2,033.0	1,926.3
Operating expenses:
Selling, general and administrative	418.4	350.2	809.5	676.2
Research and development	207.3	162.3	417.8	322.1
Total operating expenses	625.7	512.5	1,227.3	998.3
Income from operations	397.6	511.2	805.7	928.0
Interest and other income, net	9.3	15.0	3.6	47.0
Income before taxes	406.9	526.2	809.3	975.0
Income tax expense	93.3	3.2	126.3	16.8
Net income	313.6	523.0	683.0	958.2
Less: net income attributable to noncontrolling interest in joint venture	5.8	5.8	9.6	14.7
Net income attributable to Intuitive Surgical, Inc.	$307.8	$517.2	$673.4	$943.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$0.86	$1.45	$1.88	$2.66
Diluted	$0.85	$1.42	$1.84	$2.59
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	358.1	355.7	358.2	355.0
Diluted	363.9	364.9	365.3	364.5

Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on hedge instruments	$4.4	$(0.1)	$5.4	$6.0
Change in unrealized losses on available-for-sale securities	(33.4)	(6.0)	(124.1)	(16.0)
Change in foreign currency translation gains (losses)	(5.5)	4.4	(2.0)	(5.1)
Change in prior service cost for employee benefit plans	—	0.1	0.1	0.2
Other comprehensive loss	(34.5)	(1.6)	(120.6)	(14.9)
Total comprehensive income	279.1	521.4	562.4	943.3
Less: comprehensive income attributable to noncontrolling interest	4.8	5.3	9.0	14.4
Total comprehensive income attributable to Intuitive Surgical, Inc.	$274.3	$516.1	$553.4	$928.9
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
in millions	2022	2021
Operating activities:
Net income	$683.0	$958.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	157.5	132.8
Amortization of intangible assets	12.3	14.5
Gain on sale of business	(3.8)	—
Loss (gain) on investments, accretion, and amortization, net	33.8	(4.3)
Deferred income taxes	(40.1)	(24.0)
Share-based compensation expense	247.5	211.3
Amortization of contract acquisition assets	13.6	10.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(56.0)	(59.6)
Inventory	(245.5)	(92.4)
Prepaids and other assets	(90.1)	(177.0)
Accounts payable	12.4	38.2
Accrued compensation and employee benefits	(71.5)	19.0
Deferred revenue	(3.1)	10.6
Other liabilities	19.7	(17.0)
Net cash provided by operating activities	669.7	1,020.3
Investing activities:
Purchase of investments	(1,376.2)	(3,507.7)
Proceeds from sales of investments	—	72.1
Proceeds from maturities of investments	1,865.1	2,596.9
Purchase of property, plant, and equipment and intellectual property	(225.6)	(134.3)
Acquisition of businesses, net of cash, and other investing activities	(11.8)	(8.7)
Net cash provided by (used in) investing activities	251.5	(981.7)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	106.6	153.7
Taxes paid related to net share settlement of equity awards	(179.0)	(187.9)
Repurchase of common stock	(606.6)	—
Payment of deferred purchase consideration	(3.0)	(9.7)
Net cash used in financing activities	(682.0)	(43.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6.0	(2.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	245.2	(7.9)
Cash, cash equivalents, and restricted cash, beginning of period	1,306.0	1,638.5
Cash, cash equivalents, and restricted cash, end of period	$1,551.2	$1,630.6
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2021, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 3, 2022. The results of operations for the first six months of 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments of outstanding receivables, supply chain disruptions, including shortages and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.
In particular, the Company has experienced increased difficulties in obtaining a sufficient supply of a number of component materials used in its products, such as semiconductor components as well as a range of other materials including, but not limited to, metals and polymers, as global supply has become significantly constrained due to increased demand for certain materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. With rising interest rates, access to credit may become more difficult, and any insolvency of the Company’s key suppliers, including sole-source suppliers, may exacerbate current supply chain challenges. The Company is engaged in activities to seek to mitigate supply disruptions by, for example, increasing its communications with its suppliers and modifying its purchase order coverage and inventory levels. However, the global supply chain shortages are likely to remain a challenge for the foreseeable future.
The Company has also experienced challenges in logistics, as certain shipping routes have been impacted by port closures. Such global shortages in important components and logistics challenges have resulted in, and will continue to cause, inflationary cost pressure in the Company’s supply chain. To date, the inflationary cost pressure has been more pronounced in the Company’s logistics costs, but these supply chain challenges have not materially impacted the Company’s results of operations or ability to deliver products and services to its customers. However, if shortages in important supply chain materials in the semiconductor or other markets or logistics challenges continue, the Company could fail to meet product demand, which could result in deferred or cancelled procedures. Additionally, if inflationary pressures in logistics or component costs persist, the Company may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures. Additionally, there is uncertainty surrounding the impact of any monetary policy changes taken by the U.S. Federal Reserve and other central banks to address the structural risks associated with inflation.
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
Hospitals are also experiencing staffing shortages and supply chain issues that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, rising interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted. In addition, as competition progresses in various markets, longer selling cycles and pricing pressures are likely to result. As of the date of issuance of these Financial Statements, the extent to which these macroeconomic factors may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.
The Company is also subject to additional risks and uncertainties due to the ongoing COVID-19 pandemic. The extent of the impact on the Company’s business is highly uncertain and difficult to predict. In certain regions, the Company’s customers continue to divert resources to treat COVID-19 patients and defer some elective surgical procedures, both of which may impact the Company’s customers’ ability to meet their obligations, including to the Company. Furthermore, economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on the Company’s business as hospitals curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and their economies. However, the magnitude and overall effectiveness of these actions remains uncertain.
The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.
Recently Adopted Accounting Pronouncements
Business Combinations
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. The Company has early adopted ASU 2021-08 as of January 1, 2022, on a prospective basis. The impact of the adoption of ASU 2021-08 had an immaterial impact on the Company’s Financial Statements in the six months ended June 30, 2022.
Recent Accounting Pronouncements
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The standard will become effective for the Company beginning January 1, 2023, and should be applied prospectively. The adoption of ASU 2022-02 is not expected to have a material impact on the Company’s future Financial Statements.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions.

The standard will become effective for the Company beginning January 1, 2024, and should be applied prospectively. Early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a material impact on the Company’s future Financial Statements.
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that are of significance, or potential significance, to the Company.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of June 30, 2022 and December 31, 2021 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
June 30, 2022
Cash	$532.7	$—	$—	$—	$532.7	$532.7	$—	$—
Level 1:
Money market funds	1,003.4	—	—	—	1,003.4	1,003.4	—	—
U.S. treasuries	3,330.1	—	(89.6)	—	3,240.5	—	1,447.1	1,793.4
Subtotal	4,333.5	—	(89.6)	—	4,243.9	1,003.4	1,447.1	1,793.4
Level 2:
Commercial paper	310.6	—	—	—	310.6	—	310.6	—
Corporate debt securities	2,472.2	—	(69.1)	(1.1)	2,402.0	—	927.5	1,474.5
U.S. government agencies	522.9	0.1	(16.7)	—	506.3	—	149.9	356.4
Municipal securities	185.2	—	(5.3)	—	179.9	—	66.2	113.7
Subtotal	3,490.9	0.1	(91.1)	(1.1)	3,398.8	—	1,454.2	1,944.6
Total assets measured at fair value	$8,357.1	$0.1	$(180.7)	$(1.1)	$8,175.4	$1,536.1	$2,901.3	$3,738.0

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2021
Cash	$572.3	$—	$—	$—	$572.3	$572.3	$—	$—
Level 1:
Money market funds	696.6	—	—	—	696.6	696.6	—	—
U.S. treasuries	3,429.1	6.3	(15.4)	—	3,420.0	17.0	1,100.3	2,302.7
Subtotal	4,125.7	6.3	(15.4)	—	4,116.6	713.6	1,100.3	2,302.7
Level 2:
Commercial paper	717.7	—	—	—	717.7	—	717.7	—
Corporate debt securities	2,485.6	2.7	(11.9)	—	2,476.4	5.0	886.7	1,584.7
U.S. government agencies	526.1	0.2	(2.9)	—	523.4	—	137.8	385.6
Municipal securities	213.4	0.7	(1.0)	—	213.1	—	70.6	142.5
Subtotal	3,942.8	3.6	(15.8)	—	3,930.6	5.0	1,812.8	2,112.8
Total assets measured at fair value	$8,640.8	$9.9	$(31.2)	$—	$8,619.5	$1,290.9	$2,913.1	$4,415.5
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of June 30, 2022 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,930.9	$2,901.3
Mature in one to five years	3,890.1	3,738.0
Total	$6,821.0	$6,639.3
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses recognized on the sale of investments were not material for any of the periods presented.
The following tables present the breakdown of the available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category, as of June 30, 2022, and December 31, 2021 (in millions):

	June 30, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$2,882.3	$(74.6)	$327.0	$(15.0)	$3,209.3	$(89.6)
Commercial paper	3.0	—	—	—	3.0	—
Corporate debt securities	1,917.7	(59.5)	182.3	(9.6)	2,100.0	(69.1)
U.S. government agencies	479.8	(15.7)	16.5	(1.0)	496.3	(16.7)
Municipal securities	130.0	(3.5)	41.5	(1.8)	171.5	(5.3)
Total	$5,412.8	$(153.3)	$567.3	$(27.4)	$5,980.1	$(180.7)

	December 31, 2021
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$2,596.3	$(15.4)	$—	$—	$2,596.3	$(15.4)
Commercial paper	4.0	—	—	—	4.0	—
Corporate debt securities	1,687.9	(11.9)	—	—	1,687.9	(11.9)
U.S. government agencies	412.5	(2.9)	—	—	412.5	(2.9)
Municipal securities	156.0	(1.0)	—	—	156.0	(1.0)
Total	$4,856.7	$(31.2)	$—	$—	$4,856.7	$(31.2)
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
For the three and six months ended June 30, 2022, the credit losses related to available-for-sales debt securities were not material.
The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of June 30, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.
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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2021 Carrying Value	Changes in Fair Value (1)	Purchases/Sales	June 30, 2022 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$26.9	$(18.3)	$—	$8.6	$8.6	$—
Equity investments without readily determinable value (Level 2)	$15.6	$0.2	$20.5	$36.3	$—	$36.3

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
For the three and six months ended June 30, 2022, the Company recognized an unrealized loss on this investment of $1.1 million and $18.3 million, respectively, reflected in changes in fair value for Level 1 equity investments, which was reflected in Interest and other income (expense), net.

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
Cash Flow Hedges
The Company enters into currency forward contracts as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the USD, primarily the Euro (“EUR”), the British Pound (“GBP”), the Japanese Yen (“JPY”), the Korean Won (“KRW”), and the New Taiwan Dollar (“TWD”). The Company also enters into currency forward contracts as cash flow hedges to hedge certain forecasted expense transactions denominated in EUR and the Swiss Franc (“CHF”).
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
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, TWD, Indian Rupee ("INR"), Mexican Peso ("MXN"), and Chinese Yuan ("CNY").
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Recognized gains/(losses) in Interest and other income (expense), net	$21.9	$(4.0)	$28.7	$7.4
Foreign exchange gains/(losses) related to balance sheet re-measurement	$(28.8)	$5.0	$(38.9)	$(6.0)
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
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Notional amounts:
Forward contracts	$204.4	$181.2	$335.1	$318.8
Gross fair value recorded in:
Prepaids and other current assets	$12.3	$5.7	$12.5	$6.9
Other accrued liabilities	$0.8	$0.5	$1.1	$0.8

NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Inventory	June 30, 2022	December 31, 2021
Raw materials	$294.9	$214.6
Work-in-process	117.4	96.4
Finished goods	311.7	276.1
Total inventory	$724.0	$587.1

	As of
Prepaids and other current assets	June 30, 2022	December 31, 2021
Prepaid taxes	$20.7	$4.3
Equity investments	8.6	26.9
Net investment in sales-type leases–short-term	116.5	110.3
Other prepaids and other current assets	146.8	129.6
Total prepaids and other current assets	$292.6	$271.1

	As of
Other accrued liabilities–short-term	June 30, 2022	December 31, 2021
Taxes payable	$40.8	$54.1
Current portion of deferred and contingent purchase consideration	7.2	12.0
Accrued construction-related capital expenditures	72.1	23.1
Other accrued liabilities	250.3	212.1
Total other accrued liabilities–short-term	$370.4	$301.3

	As of
Other long-term liabilities	June 30, 2022	December 31, 2021
Income taxes–long-term	$288.2	$316.6
Deferred revenue–long-term	37.4	36.8
Other long-term liabilities	122.2	100.3
Total other long-term liabilities	$447.8	$453.7
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Six Months Ended June 30,
	2022	2021
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$122.7	$139.4
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$95.8	$14.3

NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
U.S.	2022	2021	2022	2021
Instruments and accessories	$625.1	$577.5	$1,175.7	$1,078.3
Systems	218.0	277.6	466.3	480.3
Services	168.0	150.7	333.9	294.7
Total U.S. revenue	$1,011.1	$1,005.8	$1,975.9	$1,853.3

Outside of U.S. (“OUS”)
Instruments and accessories	$270.2	$218.9	$529.9	$424.0
Systems	157.1	162.0	336.9	328.0
Services	83.7	77.3	167.1	150.8
Total OUS revenue	$511.0	$458.2	$1,033.9	$902.8

Total
Instruments and accessories	$895.3	$796.4	$1,705.6	$1,502.3
Systems	375.1	439.6	803.2	808.3
Services	251.7	228.0	501.0	445.5
Total revenue	$1,522.1	$1,464.0	$3,009.8	$2,756.1
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $1.83 billion as of June 30, 2022. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.
Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	June 30, 2022	December 31, 2021
Contract assets	$50.6	$46.9
Deferred revenue	$413.7	$414.0
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
During the three and six months ended June 30, 2022, the Company recognized $125 million and $318 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2021. During the three and six months ended June 30, 2021, the Company recognized $99 million and $250 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2020.

Intuitive System Leasing
The following table presents revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales-type lease revenue	$50.1	$84.0	$85.7	$101.3
Operating lease revenue*	$93.0	$67.3	$176.2	$126.3

*Variable lease revenue relating to usage-based arrangements included within operating lease revenue	$33.6	$21.0	$58.5	$34.5
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
For the three and six months ended June 30, 2022, and 2021, bad debt expense was not material.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments to the carrying amount of lease and trade receivables as hospital cash flows are impacted by inflation and rising interest rates, which drive up their operating costs, as well as their response to the COVID-19 pandemic and deferral of elective surgical procedures.
NOTE 6.    LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	June 30, 2022	December 31, 2021
Gross lease receivables	$433.3	$404.0
Unearned income	(13.5)	(11.4)
Subtotal	419.8	392.6
Allowance for credit loss	(3.4)	(3.6)
Net investment in sales-type leases	$416.4	$389.0
Reported as:
Prepaids and other current assets	$116.5	$110.3
Intangible and other assets, net	299.9	278.7
Total, net	$416.4	$389.0
Contractual maturities of gross lease receivables as of June 30, 2022, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2022	$63.6
2023	121.7
2024	108.3
2025	78.1
2026	46.8
2027 and thereafter	14.8
Total	$433.3

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
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of June 30, 2022 (in millions):

	2022	2021	2020	2019	2018	Prior	Net Investment
Credit Rating:
High	$47.6	$119.3	$61.8	$20.8	$3.4	$1.7	$254.6
Moderate	47.8	65.2	31.4	7.2	5.3	0.4	157.3
Low	—	0.8	3.7	2.1	1.2	0.1	7.9
Total	$95.4	$185.3	$96.9	$30.1	$9.9	$2.2	$419.8
For the three and six months ended June 30, 2022, and 2021, credit losses related to net investment in sales-type leases were not material.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions for the six months ended June 30, 2022, and 2021.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2021	$343.6
Acquisition activity	6.5
Translation and other	(1.0)
Balance as of June 30, 2022	$349.1
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of June 30, 2022, and December 31, 2021 (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$219.3	$(180.6)	$38.7	$219.3	$(173.2)	$46.1
Distribution rights and others	31.5	(21.5)	10.0	26.3	(19.4)	6.9
Customer relationships	33.5	(16.0)	17.5	31.8	(14.3)	17.5
Total intangible assets	$284.3	$(218.1)	$66.2	$277.4	$(206.9)	$70.5
Amortization expense related to intangible assets was $6.2 million and $7.6 million for the three months ended June 30, 2022, and 2021, respectively. Amortization expense related to intangible assets was $12.3 million and $14.5 million for the six months ended June 30, 2022, and 2021, respectively.

The estimated future amortization expense related to intangible assets as of June 30, 2022, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2022	$16.0
2023	19.6
2024	15.6
2025	10.3
2026	3.3
2027 and thereafter	1.4
Total	$66.2
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
On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369 (“’369”); 7,490,749 (“’749”); 9,844,379 (“’379”); 9,113,874 (“’874”); and 8,479,969 (“’969”). On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company’s EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. In March 2020, Ethicon dismissed its claims concerning the ’749 patent. The evidentiary hearing took place in February 2021. On March 26, 2021, the U.S. Patent Trial and Appeal Board (“PTAB”) issued a Final Written Decision in which it found the claims in the ’379 patent asserted against the Company in this USITC proceeding to be invalid. On June 8, 2021, the Chief Administrative Law Judge issued an Initial Determination concluding that (1) the accused products do not infringe the asserted claims in the ’874 or ’969 patents; (2) the asserted claims in the ’874 and ’969 patents are invalid; (3) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’369 patent; (4) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’379 patent; and (5) the Company was estopped from contending that the asserted claims in the ’379 patent are invalid. Ethicon has not challenged the Initial Determination with regard to the findings that absolve Intuitive of any liability regarding the accused EndoWrist staplers and associated reload cartridges. On October 14, 2021, the USITC issued its Opinion in which it made the following rulings: (1) the USITC absolved Intuitive from any liability regarding the ’874, ’969, and ’369 patents; and (2) the USITC found that, while the SureForm staplers and their associated reload cartridges infringe the asserted claims in the ’379 patent, it has suspended the imposition of any remedial order pending an opinion from the U.S. Court of Appeal for the Federal Circuit of whether the Patent and Trademark Office correctly found the asserted claims in this patent to be invalid. On May 23, 2022, the U.S. Court of Appeal for the Federal Circuit affirmed the earlier PTAB Final Written Decision invalidating the asserted claims in the ’379 patent. An adverse ruling on Ethicon’s appeal of the USITC’s Opinion could result in a prohibition on importing the accused SureForm products into the U.S. or necessitating workarounds. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
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
On April 11, 2022, the Court granted in part and denied in part the parties’ Motions for Summary Judgment. Shortly thereafter, Restore’s licensor, Rebotix Repair LLC filed a notice in the related Rebotix action (described below) that it had received an email from the U.S. Food and Drug Administration (“FDA”) confirming that “extending the number of uses and modifying [EndoWrist] instrument[s] with a new chip” constitutes “remanufacturing,” and required 510(k) clearance, which neither Restore nor Rebotix has obtained. In light of this communication with the FDA, on April 13, 2022, the Company filed a Motion for Reconsideration to the Court’s Summary Judgment Order, which the Court denied on May 31, 2022. A trial date has been set for February 6, 2023. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.

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
Motions for Summary Judgment have been filed by the Company and Rebotix. On April 1, 2022, the Court stayed this case based on Rebotix’s representation that the FDA would soon be issuing a decision on whether Rebotix’s services require 510(k) clearance. On April 11, 2022, Rebotix filed a Notice of FDA Decision, which included correspondence from the FDA concluding that Rebotix’s activities constituted remanufacturing and would require FDA review and clearance. On April 13, 2022, the Court issued an Order directing the parties to confer and file a joint status report by May 4, 2022, on how the FDA’s decision impacts this case and how the parties wish to proceed. On May 4, 2022, the parties filed a joint status report, but the Court has not taken further action since that report was filed. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
Similar to the claims asserted in the Restore case, on May 10, 2021, Surgical Instrument Service Company, Inc. (“SIS”) filed a complaint in the Northern District of California Court alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. The Court granted in part and denied in part the Company’s Motion to Dismiss, and discovery has commenced. The Company filed an answer denying the anti-trust allegations and filed counterclaims against SIS. The counterclaims allege that SIS violated the Federal Lanham Act, California’s Unfair Competition Law, and California’s False Advertising Law and that SIS is also liable to the Company for Unfair Competition and Tortious Interference with Contract. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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

NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	358.9	$0.4	$7,354.6	$4,858.0	$(110.7)	$12,102.3	$54.6	$12,156.9
Issuance of common stock through employee stock plans	0.4	—	26.6	—	—	26.6	—	26.6
Shares withheld related to net share settlement of equity awards	—	—	(0.6)	(6.2)	—	(6.8)	—	(6.8)
Share-based compensation expense related to employee stock plans	—	—	126.7	—	—	126.7	—	126.7
Repurchase and retirement of common stock	(2.2)	—	(23.3)	(476.8)	—	(500.1)	—	(500.1)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	307.8	—	307.8	—	307.8
Other comprehensive income (loss)	—	—	—	—	(33.5)	(33.5)	(1.0)	(34.5)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.8	5.8
Ending balance	357.1	$0.4	$7,484.0	$4,682.8	$(144.2)	$12,023.0	$59.4	$12,082.4

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	355.2	$0.4	$6,627.0	$3,514.7	$11.4	$10,153.5	$36.7	$10,190.2
Issuance of common stock through employee stock plans	1.0	—	69.7	—	—	69.7	—	69.7
Shares withheld related to net share settlement of equity awards	—	—	(0.7)	(9.2)	—	(9.9)	—	(9.9)
Share-based compensation expense related to employee stock plans	—	—	108.1	—	—	108.1	—	108.1
Net income attributable to Intuitive Surgical, Inc.	—	—	—	517.2	—	517.2	—	517.2
Other comprehensive income (loss)	—	—	—	—	(1.1)	(1.1)	(0.5)	(1.6)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.8	5.8
Ending balance	356.2	$0.4	$6,804.1	$4,022.7	$10.3	$10,837.5	$42.0	$10,879.5

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	357.7	$0.4	$7,164.0	$4,760.9	$(24.2)	$11,901.1	$50.4	$11,951.5
Issuance of common stock through employee stock plans	2.6	—	106.6	—	—	106.6	—	106.6
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.7)	(172.3)	—	(179.0)	—	(179.0)
Share-based compensation expense related to employee stock plans	—	—	247.5	—	—	247.5	—	247.5
Repurchase and retirement of common stock	(2.6)	—	(27.4)	(579.2)	—	(606.6)	—	(606.6)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	673.4	—	673.4	—	673.4
Other comprehensive income (loss)	—	—	—	—	(120.0)	(120.0)	(0.6)	(120.6)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	9.6	9.6
Ending balance	357.1	$0.4	$7,484.0	$4,682.8	$(144.2)	$12,023.0	$59.4	$12,082.4

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	353.1	$0.4	$6,444.9	$3,261.3	$24.9	$9,731.5	$27.6	$9,759.1
Issuance of common stock through employee stock plans	3.8	—	153.7	—	—	153.7	—	153.7
Shares withheld related to net share settlement of equity awards	(0.7)	—	(5.8)	(182.1)	—	(187.9)	—	(187.9)
Share-based compensation expense related to employee stock plans	—	—	211.3	—	—	211.3	—	211.3
Net income attributable to Intuitive Surgical, Inc.	—	—	—	943.5	—	943.5	—	943.5
Other comprehensive income (loss)	—	—	—	—	(14.6)	(14.6)	(0.3)	(14.9)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	14.7	14.7
Ending balance	356.2	$0.4	$6,804.1	$4,022.7	$10.3	$10,837.5	$42.0	$10,879.5
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has previously authorized an aggregate of $7.5 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in January 2019 when the Board increased the authorized amount available under the Repurchase Program to $2.0 billion. As of June 30, 2022, the remaining amount of share repurchases authorized by the Board was $1.0 billion. On July 20, 2022, the Board increased the authorized amount available under the Repurchase Program to an aggregate of $3.5 billion, including amounts remaining under previous authorization.
The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased	2.2	—	2.6	—
Average price per share	$224.4	$—	$231.0	$—
Value of shares repurchased	$500.1	$—	$606.6	$—

Accumulated Other Comprehensive Income (Loss), Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive income (loss), net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended June 30, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$5.5	$(106.7)	$(4.8)	$(4.7)	$(110.7)
Other comprehensive income (loss) before reclassifications	(9.0)	(33.3)	(4.5)	—	(46.8)
Amounts reclassified from accumulated other comprehensive income (loss)	13.4	(0.1)	—	—	13.3
Net current-period other comprehensive income (loss)	4.4	(33.4)	(4.5)	—	(33.5)
Ending balance	$9.9	$(140.1)	$(9.3)	$(4.7)	$(144.2)

	Three Months Ended June 30, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$3.2	$19.5	$(5.0)	$(6.3)	$11.4
Other comprehensive income (loss) before reclassifications	0.5	(6.0)	4.9	—	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	—	—	0.1	(0.5)
Net current-period other comprehensive income (loss)	(0.1)	(6.0)	4.9	0.1	(1.1)
Ending balance	$3.1	$13.5	$(0.1)	$(6.2)	$10.3

	Six Months Ended June 30, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$4.5	$(16.0)	$(7.9)	$(4.8)	$(24.2)
Other comprehensive income (loss) before reclassifications	(5.3)	(124.1)	(1.4)	—	(130.8)
Amounts reclassified from accumulated other comprehensive income (loss)	10.7	—	—	0.1	10.8
Net current-period other comprehensive income (loss)	5.4	(124.1)	(1.4)	0.1	(120.0)
Ending balance	$9.9	$(140.1)	$(9.3)	$(4.7)	$(144.2)

	Six Months Ended June 30, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$29.5	$4.7	$(6.4)	$24.9
Other comprehensive income (loss) before reclassifications	5.1	(16.0)	(4.8)	—	(15.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	—	—	0.2	1.1
Net current-period other comprehensive income (loss)	6.0	(16.0)	(4.8)	0.2	(14.6)
Ending balance	$3.1	$13.5	$(0.1)	$(6.2)	$10.3
NOTE 10.    SHARE-BASED COMPENSATION
In April 2022, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 103,350,000 to 110,350,000. As of June 30, 2022, approximately 28.2 million shares were reserved for future issuance under the Company’s stock plans. A maximum of approximately 12.3 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Options Information
A summary of stock option activity under all stock plans for the six months ended June 30, 2022, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2021	11.7	$125.07
Options granted	0.6	$287.28
Options exercised	(0.8)	$80.09
Options forfeited/expired	(0.1)	$232.79
Balance as of June 30, 2022	11.4	$135.41
As of June 30, 2022, options to purchase an aggregate of 9.3 million shares of common stock were exercisable at a weighted average price of $108.23 per share.
Restricted Stock Units Information
A summary of RSUs activity under all stock plans for the six months ended June 30, 2022, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2021	4.8	$207.37
RSUs granted	1.7	$283.62
RSUs vested	(1.7)	$187.45
RSUs forfeited	(0.2)	$230.38
Unvested balance as of June 30, 2022	4.6	$242.33
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
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.2 million shares for $47.8 million and approximately 0.3 million shares for $41.4 million during the six months ended June 30, 2022, and 2021, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2022, and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales–products	$20.3	$16.6	$39.0	$31.9
Cost of sales–services	5.8	5.2	11.4	10.9
Total cost of sales	26.1	21.8	50.4	42.8
Selling, general, and administrative	62.7	55.7	123.0	108.8
Research and development	38.5	32.6	75.3	62.7
Share-based compensation expense before income taxes	127.3	110.1	248.7	214.3
Income tax benefit	20.9	22.5	48.1	43.1
Share-based compensation expense after income taxes	$106.4	$87.6	$200.6	$171.2
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and six months ended June 30, 2022, and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock Options
Risk-free interest rate	2.9%	0.8%	1.7%	0.7%
Expected term (in years)	3.3	4.0	3.4	4.3
Expected volatility	38%	27%	36%	33%
Fair value at grant date	$72.35	$63.65	$80.27	$69.96
ESPP
Risk-free interest rate	—%	—%	0.8%	0.1%
Expected term (in years)	0.0	0.0	1.2	1.2
Expected volatility	—%	—%	37%	35%
Fair value at grant date	$—	$—	$88.85	$74.39
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended June 30, 2022, was $93.3 million, or 22.9% of income before taxes, compared to $3.2 million, or 0.6% of income before taxes, for the three months ended June 30, 2021. Income tax expense for the six months ended June 30, 2022, was $126.3 million, or 15.6% of income before taxes, compared to $16.8 million, or 1.7% of income before taxes, for the six months ended June 30, 2021.
The effective tax rate for the three months ended June 30, 2022, differed from the U.S. federal statutory tax rate of 21% mainly due to U.S. tax on foreign earnings and state income taxes (net of federal benefit), partially offset by excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit.
The effective tax rates for the six months ended June 30, 2022, and for the three and six months ended June 30, 2021, differed from the U.S. federal statutory rate of 21% mainly due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal R&D credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The effective tax rate for the three and six months ended June 30, 2021, included a one-time benefit of $66.4 million from re-measurement of the Company’s Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets.
The provision for income taxes for the three and six months ended June 30, 2022, reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and experimental (“R&E”) expenditures incurred after December 31, 2021.
The provision for income taxes for the three and six months ended June 30, 2022, included excess tax benefits associated with employee equity plans of $9.3 million and $62.3 million, which reduced the Company’s effective tax rate by 2.3 and 7.7 percentage points, respectively. The provision for income taxes for the three and six months ended June 30, 2021, included excess tax benefits associated with employee equity plans of $43.6 million and $117.0 million, which reduced the Company’s effective tax rate by 8.3 and 12.0 percentage points, respectively.
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
NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$307.8	$517.2	$673.4	$943.5
Denominator:
Weighted average shares outstanding used in basic calculation	358.1	355.7	358.2	355.0
Add: dilutive effect of potential common shares	5.8	9.2	7.1	9.5
Weighted average shares outstanding used in diluted calculation	363.9	364.9	365.3	364.5
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$0.86	$1.45	$1.88	$2.66
Diluted	$0.85	$1.42	$1.84	$2.59

Share-based compensation awards of approximately 4.3 million and 1.2 million shares for the three months ended June 30, 2022, and 2021, respectively, and approximately 3.4 million and 1.1 million shares for the six months ended June 30, 2022, and 2021, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition as of June 30, 2022, and results of operations for the three and six months ended June 30, 2022, and 2021, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in 2017, and the da Vinci SP Surgical System, commercialized in 2018. The da Vinci SP Surgical System accesses the body through a single incision while the other da Vinci Surgical Systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software. We are still in a measured launch of our da Vinci SP Surgical System, and we have an installed base of 111 da Vinci SP Surgical Systems as of June 30, 2022. Our plans for the rollout of the da Vinci SP Surgical System include putting systems in the hands of experienced da Vinci users first while we optimize training pathways and our supply chain. We received U.S. FDA clearances for the da Vinci SP Surgical System for urological and certain transoral procedures. We also received clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. We plan to seek FDA clearances for additional indications for da Vinci SP over time. We also plan to seek clearances in other OUS markets over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
Macroeconomic Environment
Uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, labor shortages, and significant disruption in commodities as a result of the Russia and Ukraine conflict may result in a recession, which could have a material adverse effect on our long-term business.
We have experienced increased difficulties in obtaining a sufficient supply of a number of component materials used in our products, such as semiconductor components as well as a range of other materials, including, but not limited to, metals and polymers, as global supply has become significantly constrained due to increased demand for certain materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. With rising interest rates, access to credit may become more difficult and any insolvency of key suppliers, including single-source suppliers, may exacerbate current supply chain challenges. We are engaged in activities to seek to mitigate supply disruptions, but the global supply chain shortages are likely to remain a challenge for the foreseeable future.
We have also experienced challenges in logistics, as certain shipping routes have been impacted by port closures. Such global shortages in important components and logistics challenges have resulted in, and will continue to cause, inflationary cost pressure in our supply chain. To date, the inflationary cost pressure has been more pronounced in our logistics costs, but these supply chain challenges have not materially impacted our results of operations or ability to deliver products and services to our customers. However, if shortages in important supply chain materials in the semiconductor or other markets or logistics challenges continue, we could fail to meet product demand, which could result in deferred or cancelled procedures. If inflationary pressures in logistics or component costs persist, we may not be able to adjust pricing, reduce costs, or implement countermeasures. Additionally, there is uncertainty surrounding the impact of any monetary policy changes taken by the U.S. Federal Reserve and other central banks to address the structural risks associated with inflation.
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
The current macroeconomic environment is impacting our customers financially and operationally as well. Hospitals are experiencing staffing shortages and supply chain issues that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, rising interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. We believe that these factors have contributed to a softening in our U.S. capital pipeline, and we expect that demand for capital, particularly in the U.S., will continue to be impacted while macroeconomic conditions remain challenging. In addition, as competition progresses in various markets, we will likely experience longer selling cycles and pricing pressures. Any or all of these factors could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows resulting in failure to achieve our anticipated financial results.

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
In early 2022, a resurgence of COVID-19 resulted in a significant increase in infections and hospitalization rates in the U.S. and certain countries in Europe, which, in turn, negatively impacted procedure volumes in January and February. As infections and hospitalizations started to decrease in February in the U.S. and Europe, we saw a recovery of procedure volumes. In March and during the second quarter of 2022, we also saw a resurgence in COVID-19 cases and increased hospitalizations and government interventions impacting parts of Asia, particularly China, which negatively impacted procedure volumes.
The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of resources and interventions, such as medical staff, intensive care units and operating rooms, and vaccinations, as well as government interventions. The impact of COVID-19 on our procedure volumes varies widely by country, region, and type. When COVID-19 infection rates spike in a particular region, procedure volumes have been negatively impacted and the diagnoses of new conditions and their related treatments have been deferred.
General Increase in Risks
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
In addition, COVID-19 has contributed to the staffing shortages experienced by hospitals, which impacts hospitals’ ability to provide patient care and, in some cases, results in the deferral of elective surgeries.
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
As COVID-19 vaccination rates increase and the severity of cases decline, we are implementing our return-to-office strategy. We intend to remain flexible, allowing many of our employees to work remotely on at least a partial basis, while maintaining productivity and our culture. Our top priority in this process continues to be the health and safety of our employees.
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
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci Surgical System model described above. We generate revenue from the placement of Ion systems, in sales or sales-type lease arrangements where revenue is recognized up-front at a point in time or in operating lease transactions and usage-based models where revenue is recognized over time. We earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service, as well as revenue from operating leases. The average selling price of an Ion system is generally significantly lower than the average selling price of a da Vinci Surgical System. For the three and six months ended June 30, 2022, and 2021, Ion’s contribution to revenue and gross margin was not significant.
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
We use the installed base, number of placements, and utilization of systems as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the installed base, number of placements, and utilization of systems provide meaningful supplemental information regarding our performance, as management believes that the installed base, number of placements, and utilization of systems are an indicator of the rate of adoption of robotic-assisted surgery or medical procedures as well as an indicator of future recurring revenue (particularly service revenue). Management believes that both it and investors benefit from referring to the installed base, number of placements, and utilization of systems in assessing our performance and when planning, forecasting, and analyzing future periods. The installed base, number of placements, and utilization of systems also facilitate management’s internal comparisons of our historical performance. We believe that the installed base, number of placements, and utilization of systems are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of systems installed are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize this information as well as other information from agreements and discussions with our customers that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the installed base, number of placements, and utilization of systems may be impacted over time by various factors, including system internet connectivity, hospital and distributor reporting behavior, and inherent complexities in new agreements. Such estimates and judgments are also susceptible to technical errors. In addition, the relationship between the installed base, number of placements, and utilization of systems and our revenues may fluctuate from period to period, and growth in the installed base, number of placements, and utilization of systems may not correspond to an increase in revenue. The installed base, number of placements, and utilization of systems are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with generally accepted accounting principles.
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
Distribution Channels
We provide our products through direct sales organizations in the U.S., Europe (excluding Spain, Portugal, Italy, Greece, and most Eastern European countries), China (through our Intuitive-Fosun Pharma joint venture), Japan, South Korea, India, Taiwan and, as of June 2022, Canada. In the remainder of our OUS markets, we provide our products through distributors.
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
We recently revised our medical device reporting policies, which had been developed based on previous feedback from the FDA. These revisions have been made in consultation with the FDA to better align with existing regulations. There has been an increase in medical device reporting filings due to changes in our reportability criteria. In addition, we have been investing in resources and utilizing external experts to strengthen our quality system. These efforts are ongoing.
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
In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of June 30, 2022, we have sold 172 da Vinci Surgical Systems under this quota, and five system quotas are no longer available; therefore, 48 surgical robots can still be sold under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
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
We use the number and type of procedures as metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Management believes that the number and type of procedures provide meaningful supplemental information regarding our performance, as management believes procedure volume is an indicator of the rate of adoption of robotic-assisted surgery as well as an indicator of future revenue (including revenue from usage-based arrangements). Management believes that both it and investors benefit from referring to the number and type of procedures in assessing our performance and when planning, forecasting, and analyzing future periods. The number and type of procedures also facilitate management’s internal comparisons of our historical performance. We believe that the number and type of procedures are useful to investors as metrics, because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making, and (2) they are used by institutional investors and the analyst community to help them analyze the performance of our business. The vast majority of systems installed are connected via the internet. System logs can also be accessed by field engineers for systems that are not connected to the internet. We utilize certain methods that rely on information collected from the systems installed for determining the number and type of procedures performed that involve estimates and judgments, which are, by their nature, subject to substantial uncertainties and assumptions. Estimates and judgments for determining the number and type of procedures may be impacted over time by various factors, including changes in treatment modalities, hospital and distributor reporting behavior, and system internet connectivity. Such estimates and judgments are also susceptible to algorithmic or other technical errors. In addition, the relationship between the number and type of procedures and our revenues may fluctuate from period to period, and procedure volume growth may not correspond to an increase in revenue. The number and type of procedures are not intended to be considered in isolation or as a substitute for, or superior to, revenue or other financial information prepared and presented in accordance with generally accepted accounting principles.
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

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 14% for the three months ended June 30, 2022, compared to approximately 68% for the three months ended June 30, 2021. Total da Vinci procedures performed by our customers grew approximately 16% for the six months ended June 30, 2022, compared to approximately 39% for the six months ended June 30, 2021. The second quarter 2022 and 2021 procedure results (and comparative second quarter 2020 procedure results) reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The second quarter 2022 procedure growth was largely attributable to growth in U.S. general surgery and growth in OUS markets. Delays in both the diagnosis and treatments of disease reflecting disruptions caused by COVID-19 have previously and may continue to impact the number of procedures performed by our customers.
U.S. Procedures. U.S. da Vinci procedures grew approximately 11% for the three months ended June 30, 2022, compared to approximately 77% for the three months ended June 30, 2021. U.S. da Vinci procedures grew approximately 13% for the six months ended June 30, 2022, compared to approximately 41% for the six months ended June 30, 2021. The second quarter 2022 and 2021 procedure results reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The second quarter 2022 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably bariatric, cholecystectomy, and hernia repair procedures. Growth in the more mature gynecologic and urologic procedure categories was more moderate.
OUS Procedures. OUS da Vinci procedures grew approximately 22% for the three months ended June 30, 2022, compared to approximately 51% for the three months ended June 30, 2021. OUS da Vinci procedures grew approximately 23% for the six months ended June 30, 2022, compared to approximately 36% for the six months ended June 30, 2021. The second quarter 2022 and 2021 procedure results reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The second quarter 2022 OUS procedure growth was driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. The second quarter 2022 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in Japan, Italy, and Germany during the second quarter of 2022. However, our procedure volume in China was impacted by an increase in COVID-19 cases and preventative measures and interventions taken by the government. We believe growth in our global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures.
System Demand
We placed 279 da Vinci Surgical Systems in the second quarter of 2022, compared to 328 systems in the second quarter of 2021. The decrease in systems placed reflects a smaller number of third generation da Vinci systems available for trade-in, along with supply chain and logistical challenges impacting the number of systems available for shipment, and a softening of our capital pipeline in the U.S. caused by increased financial pressures on hospitals from higher inflation, increasing interest rates, and continued staffing shortages. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated they are lowering their capital investment plans and tightening operational budgets. We expect that demand for capital, particularly in the U.S., will be impacted while macroeconomic conditions remain challenging. In addition, given the lower number of older generation systems in the field, we expect the volume of trade-ins to be significantly lower in 2022 as compared to 2021.
Second quarter 2022 placements declined 15% compared with 2021, and future placements of da Vinci Surgical Systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; inflationary pressures; rising interest rates; hospital staffing shortages; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, including Japan: the timing around governmental tenders and authorizations, including China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments; and market response. Market acceptance of our da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
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
New Product Introductions
SureForm 30 Curved-Tip Stapler and Reloads. In December 2021, we obtained FDA clearance for our 8 mm SureForm 30 Curved-Tip Stapler and reloads (gray, white, and blue) for use in general, thoracic, gynecologic, urologic, and pediatric surgery. It has been designed to help surgeons better visualize and reach anatomy through a combination of the 8 mm diameter instrument shaft and jaws, 120-degree cone of wristed articulation, and the curved tip. As it fits through the 8 mm da Vinci surgical system instrument cannula, the stapler allows different angles for surgeons to approach patient anatomy. Consistent with the other SureForm staplers, the 8 mm SureForm 30 Curved-Tip Stapler integrates SmartFire technology, which makes automatic adjustments to the firing process as staples are formed and the transection is made. The technology makes more than 1,000 measurements per second, helping achieve a consistent staple line. We are introducing the 8 mm SureForm 30 stapler in a measured fashion in the U.S. in 2022, with other countries to follow.
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

Second Quarter 2022 Operational and Financial Highlights
•Total revenue increased by 4% to $1.52 billion for the three months ended June 30, 2022, compared to $1.46 billion for the three months ended June 30, 2021.
•Approximately 465,000 da Vinci procedures were performed during the three months ended June 30, 2022, an increase of 14% compared to approximately 408,000 for the three months ended June 30, 2021.
•Approximately 5,200 Ion procedures were performed during the three months ended June 30, 2022, an increase of 251% compared to approximately 1,480 for the three months ended June 30, 2021.
•Instruments and accessories revenue increased by 12% to $895 million for the three months ended June 30, 2022, compared to $796 million for the three months ended June 30, 2021.
•Systems revenue decreased by 15% to $375 million for the three months ended June 30, 2022, compared to $440 million during the three months ended June 30, 2021.
•During the three months ended June 30, 2022, we placed 279 da Vinci Surgical Systems, a decrease of 15% compared to 328 systems during the three months ended June 30, 2021.
•As of June 30, 2022, we had a da Vinci Surgical System installed base of approximately 7,135 systems, an increase of 13% compared to the installed base of approximately 6,335 systems as of June 30, 2021.
•Utilization of da Vinci Surgical Systems, measured in terms of procedures per system per year, increased 1% relative to the second quarter of 2021.
•During the three months ended June 30, 2022, we placed 41 Ion systems, an increase of 105% compared to 20 systems during the three months ended June 30, 2021.
•As of June 30, 2022, we had an Ion system installed base of approximately 204 systems, an increase of 191% compared to the installed base of approximately 70 systems as of June 30, 2021.
•Gross profit as a percentage of revenue was 67.2% for the three months ended June 30, 2022, compared to 69.9% for the three months ended June 30, 2021.
•Operating income decreased by 22% to $398 million for the three months ended June 30, 2022, compared to $511 million during the three months ended June 30, 2021. Operating income included $127 million and $110 million of share-based compensation expense related to employee stock plans and $8.0 million and $10.9 million of intangible asset-related charges for the three months ended June 30, 2022, and 2021, respectively.
•As of June 30, 2022, we had $8.18 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments decreased by $444 million, compared to $8.62 billion as of December 31, 2021, primarily as a result of cash used for share repurchases of $607 million, capital expenditures, and taxes paid related to net share settlements of equity awards, as well as unrealized losses on interest-bearing debt securities classified as available for sale, partially offset by cash provided by operating activities and proceeds from stock option exercises and employee stock purchases.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of total Revenue	2021	% of total Revenue	2022	% of total revenue	2021	% of total revenue
Revenue:
Product	$1,270.4	83%	$1,236.0	84%	$2,508.8	83%	$2,310.6	84%
Service	251.7	17%	228.0	16%	501.0	17%	445.5	16%
Total revenue	1,522.1	100%	1,464.0	100%	3,009.8	100%	2,756.1	100%
Cost of revenue:
Product	421.0	27%	374.0	25%	818.3	27%	693.3	25%
Service	77.8	6%	66.3	5%	158.5	5%	136.5	5%
Total cost of revenue	498.8	33%	440.3	30%	976.8	32%	829.8	30%
Product gross profit	849.4	56%	862.0	59%	1,690.5	56%	1,617.3	59%
Service gross profit	173.9	11%	161.7	11%	342.5	12%	309.0	11%
Gross profit	1,023.3	67%	1,023.7	70%	2,033.0	68%	1,926.3	70%
Operating expenses:
Selling, general and administrative	418.4	27%	350.2	24%	809.5	27%	676.2	24%
Research and development	207.3	14%	162.3	11%	417.8	14%	322.1	12%
Total operating expenses	625.7	41%	512.5	35%	1,227.3	41%	998.3	36%
Income from operations	397.6	26%	511.2	35%	805.7	27%	928.0	34%
Interest and other income, net	9.3	1%	15.0	1%	3.6	—%	47.0	1%
Income before taxes	406.9	27%	526.2	36%	809.3	27%	975.0	35%
Income tax expense	93.3	6%	3.2	—%	126.3	4%	16.8	—%
Net income	313.6	21%	523.0	36%	683.0	23%	958.2	35%
Less: net income attributable to noncontrolling interest in joint venture	5.8	1%	5.8	1%	9.6	1%	14.7	1%
Net income attributable to Intuitive Surgical, Inc.	$307.8	20%	$517.2	35%	$673.4	22%	$943.5	34%
Total Revenue
Total revenue increased by 4% to $1.52 billion for the three months ended June 30, 2022, compared to $1.46 billion for the three months ended June 30, 2021, resulting from 12% higher instruments and accessories revenue, driven by approximately 14% higher procedure volume, partially offset by foreign currency impacts, and 10% higher service revenue, partially offset by 15% lower systems revenue, driven by 15% lower system placements and a higher proportion of system placements under operating leases, partially offset by higher leasing revenue. Total revenue increased by 9% to $3.0 billion for the six months ended June 30, 2022, compared to $2.8 billion for the six months ended June 30, 2021, resulting from 14% higher instruments and accessories revenue, driven by approximately 16% higher procedure volume, partially offset by foreign currency impacts and the effects of the Extended Use Program, and 12% higher service revenue, partially offset by 1% lower systems revenue, driven by 6% lower system placements, partially offset by higher leasing revenue.
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 22% and 24% for the three and six months ended June 30, 2022, respectively, and 21% and 22% for the three and six months ended 2021, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency using the same foreign exchange rates as the prior year same period, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $35 million and $53 million for the three and six months ended June 30, 2022, respectively. Foreign currency rate fluctuations, net of the impacts from foreign currency hedging, had a favorable impact on OUS total revenue of $18 million and $34 million for the three and six months ended June 30, 2021, respectively.

Revenue generated in the U.S. accounted for 66% of total revenue for both the three and six months ended June 30, 2022, respectively, and 69% and 67% for the three and six months ended 2021, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.
The following table summarizes our revenue and system unit placements for the three and six months ended June 30, 2022, and 2021, respectively (in millions, except percentages and unit placements):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Instruments and accessories	$895.3	$796.4	$1,705.6	$1,502.3
Systems	375.1	439.6	803.2	808.3
Total product revenue	1,270.4	1,236.0	2,508.8	2,310.6
Services	251.7	228.0	501.0	445.5
Total revenue	$1,522.1	$1,464.0	$3,009.8	$2,756.1
United States	$1,011.1	$1,005.8	$1,975.9	$1,853.3
OUS	511.0	458.2	1,033.9	902.8
Total revenue	$1,522.1	$1,464.0	$3,009.8	$2,756.1
% of Revenue–U.S.	66%	69%	66%	67%
% of Revenue–OUS	34%	31%	34%	33%

Instruments and accessories	$895.3	$796.4	$1,705.6	$1,502.3
Services	251.7	228.0	501.0	445.5
Operating lease revenue	93.0	67.3	176.2	126.3
Total recurring revenue	$1,240.0	$1,091.7	$2,382.8	$2,074.1
% of Total revenue	81%	75%	79%	75%

Da Vinci Surgical Systems Placements by Region:
U.S. unit placements	150	213	336	403
OUS unit placements	129	115	254	223
Total unit placements*	279	328	590	626
*Systems placed under operating leases (included in total unit placements)	117	108	225	235

Da Vinci Surgical Systems Placements involving System Trade-ins:
Unit placements involving trade-ins	56	125	164	257
Unit placements not involving trade-ins	223	203	426	369

Ion Systems Placements**	41	20	75	34
**Systems placed under operating leases (included in total unit placements)	25	9	40	19
Product Revenue
Three Months Ended June 30, 2022
Product revenue increased by 3% to $1.27 billion for the three months ended June 30, 2022, compared to $1.24 billion for the three months ended June 30, 2021.

Instruments and accessories revenue increased by 12% to $895 million for the three months ended June 30, 2022, compared to $796 million for the three months ended June 30, 2021. The increase in instruments and accessories revenue was driven primarily by procedure growth of approximately 14% and incremental sales of our advanced instruments, partially offset by foreign currency impacts. The second quarter 2022 U.S. procedure growth was approximately 11%, driven by strong growth in general surgery procedures, most notably bariatric, cholecystectomy, and hernia repair procedures, as well as moderate growth in the more mature gynecologic and urologic procedures categories. The second quarter 2022 OUS procedure growth was approximately 22%, driven by continued growth in urology procedures, most notably prostatectomy and partial nephrectomy procedures, and earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the second quarter 2022 OUS procedure growth was driven by procedure expansion in a number of markets with particular strength in Japan, Italy, and Germany.
Systems revenue decreased by 15% to $375 million for the three months ended June 30, 2022, compared to $440 million for the three months ended June 30, 2021. The lower second quarter 2022 systems revenue was primarily driven by fewer system placements, lower second quarter 2022 ASPs, lower sales-type lease revenue, lower lease buyout revenue, and a higher proportion of system placements under operating leases, partially offset by higher operating lease revenue.
During the second quarter of 2022, 279 da Vinci Surgical Systems were placed compared to 328 systems during the second quarter of 2021. By geography, 150 systems were placed in the U.S., 78 in Europe, 46 in Asia, and 5 in other markets during the second quarter of 2022, compared to 213 systems placed in the U.S., 63 in Europe, 41 in Asia, and 11 in other markets during the second quarter of 2021. The decrease in systems placements was primarily driven by a smaller number of third generation da Vinci systems available for trade-in, along with supply chain and logistical challenges impacting the number of systems available for shipment, and a softening of our capital pipeline in the U.S. caused by increased financial pressures on hospitals. Nevertheless, the incremental systems placements reflect procedure growth, customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci Xi and da Vinci X systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives. As of June 30, 2022, we had a da Vinci Surgical System installed base of approximately 7,135 systems, compared to the installed base of approximately 6,335 systems as of June 30, 2021.
We placed 152 and 168 da Vinci Surgical Systems under lease or usage-based arrangements, of which 117 and 108 systems were classified as operating leases for the three months ended June 30, 2022, and 2021, respectively. Operating lease revenue, including the impact of Ion systems, was $93.0 million for the three months ended June 30, 2022, compared to $67.3 million for the three months ended June 30, 2021. Da Vinci Surgical Systems placed as operating leases represented 42% of total placements during the second quarter of 2022, compared to 33% during the second quarter of 2021. A total of 1,469 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of June 30, 2022, compared to 1,073 as of June 30, 2021. Revenue from Lease Buyouts was $22.5 million for the three months ended June 30, 2022, compared to $26.1 million for the three months ended June 30, 2021. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems placed under operating lease or usage-based arrangements and Ion systems, was approximately $1.50 million for the three months ended June 30, 2022, compared to approximately $1.55 million for the three months ended June 30, 2021. The lower second quarter 2022 ASP was largely driven by unfavorable geographic mix and foreign currency impacts, partially offset by lower pricing discounts and fewer trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the second quarter of 2022, 41 Ion systems were placed compared to 20 systems during the second quarter of 2021. As of June 30, 2022, we had an Ion system installed base of approximately 204 systems, compared to the installed base of approximately 70 systems as of June 30, 2021. We placed 26 and 11 Ion systems under lease or usage-based arrangements, of which 25 and 9 systems were classified as operating leases for the three months ended June 30, 2022, and 2021, respectively. Ion systems placed as operating leases represented 61% of total placements during the second quarter of 2022, compared to 45% during the second quarter of 2021. A total of 90 Ion systems were installed at customers under operating or usage-based arrangements as of June 30, 2022, compared to 30 as of June 30, 2021.
Six Months Ended June 30, 2022
Product revenue increased by 9% to $2.51 billion for the six months ended June 30, 2022, compared to $2.31 billion for the six months ended June 30, 2021.
Instruments and accessories revenue increased by 14% to $1.71 billion for the six months ended June 30, 2022, compared to $1.50 billion for the six months ended June 30, 2021. The increase in instruments and accessories revenue was primarily driven by procedure growth of approximately 16% and incremental sales of our advanced instruments. The increase was partially offset by foreign currency impacts in the six months ended June 30, 2022, and the benefit of stocking orders in the six months ended June 30, 2021, associated with the launch our Extended Use Program. The year-to-date 2022 U.S. procedure growth was approximately 13%, driven by strong growth in general surgery procedures, most notably bariatric, cholecystectomy, and hernia repair procedures, as well as moderate growth in the more mature gynecologic and urologic procedures categories. The year-to-date 2022 OUS procedure growth was approximately 23%, driven by continued growth in urology procedures, most notably prostatectomy and partial nephrectomy procedures, and earlier stage growth in general surgery (particularly colorectal), gynecology, and thoracic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the year-to-date 2022 OUS procedure growth was driven by procedure expansion in a number of markets with particular strength in Japan, China, the UK, Germany, and Italy.
Systems revenue decreased by 1% to $803 million for the six months ended June 30, 2022, compared to $808 million for the six months ended June 30, 2021. The decrease in systems revenue was primarily driven by fewer system placements, lower year-to-date 2022 ASPs, lower sales-type lease revenue, and lower lease buyout revenue, partially offset by higher operating lease revenue.
During the six months ended June 30, 2022, a total of 590 da Vinci Surgical Systems were placed compared to 626 systems during the six months ended June 30, 2021. By geography, 336 systems were placed in the U.S., 156 in Europe, 88 in Asia, and 10 in other markets during the six months ended June 30, 2022, compared to 403 systems placed in the U.S., 122 in Europe, 85 in Asia, and 16 in other markets during the six months ended June 30, 2021. The decrease in systems placements was primarily driven by a softening of our capital pipeline in the U.S. caused by increased financial pressures on hospitals, a smaller number of third generation da Vinci systems available for trade-in, along with supply chain and logistical challenges impacting the number of systems available for shipment.
We placed 280 and 305 da Vinci Surgical Systems under lease or usage-based arrangements, of which 225 and 235 systems were classified as operating leases for the six months ended June 30, 2022, and 2021, respectively. Operating lease revenue, including the impact of Ion systems, was $176.2 million for the six months ended June 30, 2022, compared to $126.3 million for the six months ended June 30, 2021. Da Vinci Surgical Systems placed as operating leases represented 38% of total placements during the six months ended June 30, 2022, compared to 38% during the six months ended June 30, 2021. Revenue from Lease Buyouts was $38.0 million for the six months ended June 30, 2022, compared to $45.2 million for the six months ended June 30, 2021. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems placed under operating lease or usage-based arrangements and Ion systems, was approximately $1.53 million for the six months ended June 30, 2022, compared to approximately $1.59 million for the six months ended June 30, 2021. The lower year-to-date 2022 ASP was largely driven by unfavorable geographic mix and foreign currency impacts, partially offset by fewer trade-ins and favorable product mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the six months ended June 30, 2022, 75 Ion systems were placed compared to 34 systems during the six months ended June 30, 2021. We placed 45 and 23 Ion systems under lease or usage-based arrangements, of which 40 and 19 systems were classified as operating leases for the six months ended June 30, 2022, and 2021, respectively. Ion systems placed as operating leases represented 53% of total placements during the six months ended June 30, 2022, compared to 56% during the six months ended June 30, 2021.
Service Revenue
Service revenue increased by 10% to $252 million for the three months ended June 30, 2022, compared to $228 million for the three months ended June 30, 2021. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by foreign currency impacts.
Service revenue increased by 12% to $501 million for the six months ended June 30, 2022, compared to $446 million for the six months ended June 30, 2021. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by foreign currency impacts.
Gross Profit
Product gross profit for the three months ended June 30, 2022, decreased by 1% to $849 million, representing 66.9% of product revenue, compared to $862 million, representing 69.7% of product revenue, for the three months ended June 30, 2021. The lower product gross profit for the three months ended June 30, 2022, was primarily driven by lower product gross profit margin, partially offset by higher product revenue. The lower product gross profit margin for the three months ended June 30, 2022, was primarily driven by higher freight and material costs, higher fixed costs from investments to drive growth of the business and strengthen our operating capabilities, unfavorable foreign currency impacts, and lower second quarter 2022 system ASPs.
Product gross profit for the six months ended June 30, 2022, increased by 5% to $1.7 billion, representing 67.4% of product revenue, compared to $1.6 billion, representing 70.0% of product revenue, for the six months ended June 30, 2021. The higher product gross profit for the six months ended June 30, 2022, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the six months ended June 30, 2022, was primarily driven by higher fixed costs from investments to drive growth of the business and strengthen our operating capabilities, higher freight and material costs, unfavorable foreign currency impacts, and lower year-to-date 2022 system ASPs.
Product gross profit for the three and six months ended June 30, 2022, included share-based compensation expense of $20.3 million and $39.0 million, respectively, compared with $16.6 million and $31.9 million for the three and six months ended June 30, 2021, respectively. Product gross profit for the three and six months ended June 30, 2022, included intangible assets amortization expense of $3.7 million and $7.3 million, respectively, compared with $4.7 million and $10.1 million for the three and six months ended June 30, 2021, respectively.
Service gross profit for the three months ended June 30, 2022, increased by 8% to $174 million, representing 69.1% of service revenue, compared to $162 million, representing 70.9% of service revenue, for the three months ended June 30, 2021. The higher service gross profit for the three months ended June 30, 2022, was primarily driven by higher service revenue, reflecting a larger installed base of systems. The lower service gross profit margin for the three months ended June 30, 2022, was primarily driven by higher labor, material, and infrastructure costs as well as unfavorable foreign currency impacts.
Service gross profit for the six months ended June 30, 2022, increased by 11% to $343 million, representing 68.4% of service revenue, compared to $309 million, representing 69.4% of service revenue, for the six months ended June 30, 2021. The higher service gross profit for the six months ended June 30, 2022, was primarily driven by higher service revenue, reflecting a larger installed base of systems. The lower service gross profit margin for the six months ended June 30, 2022, was primarily driven by higher labor, material, and infrastructure costs as well as unfavorable foreign currency impacts.
Service gross profit for the three and six months ended June 30, 2022, included share-based compensation expense of $5.8 million and $11.4 million, respectively, compared with $5.2 million and $10.9 million for the three and six months ended June 30, 2021, respectively. Service gross profit for the three and six months ended June 30, 2022, included intangible assets amortization expense of $0.2 million and $0.4 million, respectively, compared with $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended June 30, 2022, increased by 19% to $418 million, compared to $350 million for the three months ended June 30, 2021. Selling, general and administrative expenses for the six months ended June 30, 2022, increased by 20% to $810 million, compared to $676 million for the six months ended June 30, 2021. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2022, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher variable compensation, and increased infrastructure costs to support our growth. In addition, there were higher travel, training, and marketing expenses for the three and six months ended June 30, 2022, as compared with the prior year.
Selling, general and administrative expenses for the three and six months ended June 30, 2022, included share-based compensation expense of $62.7 million and $123.0 million, respectively, compared with $55.7 million and $108.8 million for the three and six months ended June 30, 2021, respectively. Selling, general and administrative expenses for the three and six months ended June 30, 2022, included intangible assets amortization expense of $1.6 million and $3.2 million, respectively, compared with $1.9 million and $3.6 million for the three and six months ended June 30, 2021, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended June 30, 2022, increased by 28% to $207 million, compared to $162 million for the three months ended June 30, 2021. The increase in research and development expenses for the three months ended June 30, 2022, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, digital investments, advanced instrumentation, advanced imaging, and future generations of robotics. Research and development expenses for the six months ended June 30, 2022, increased by 30% to $418 million, compared to $322 million for the six months ended June 30, 2021. The increase in research and development expenses for the six months ended June 30, 2022, was primarily driven by higher personnel-related expenses, including share-based compensation expense, intangible asset charges, and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, digital investments, advanced instrumentation, advanced imaging, and future generations of robotics.
Research and development expenses for the three and six months ended June 30, 2022, included share-based compensation expense of $38.5 million and $75.3 million, respectively, compared with $32.6 million and $62.7 million for the three and six months ended June 30, 2021, respectively. Research and development expenses for the three and six months ended June 30, 2022, included intangible asset charges of $2.5 million and $11.0 million, respectively, compared with $4.0 million and $4.7 million for the three and six months ended June 30, 2021, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended June 30, 2022, decreased by 38% to $9.3 million, compared to $15.0 million for the three months ended June 30, 2021. The decrease in interest and other income, net, for the three months ended June 30, 2022, was primarily driven by foreign exchange losses (compared to foreign exchange gains in the three months ended June 30, 2021), partially offset by higher interest income earned, due to higher cash and investment balances and an increase in average interest rates.
Interest and other income, net, for the six months ended June 30, 2022, decreased by 92% to $3.6 million, compared to $47.0 million for six months ended June 30, 2021. The decrease in interest and other income, net, for the six months ended June 30, 2022, was primarily driven by unrealized losses on investments resulting from strategic arrangements (compared to unrealized gains on investments resulting from strategic arrangements in the six months ended June 30, 2021) and foreign exchange losses (compared to foreign exchange gains in the six months ended June 30, 2021), partially offset by higher interest income earned, due to higher cash and investment balances.
We held an equity investment in preferred shares of Broncus Holding Corporation (“Broncus”), which was reflected in our financial statements on a cost basis. In the first quarter of 2021, we recorded an unrealized gain on our investment in Broncus of approximately $14 million. In September 2021, Broncus completed an initial public offering (“IPO”) of common shares on the Stock Exchange of Hong Kong. Upon completion of the IPO, the preferred shares were converted to common shares in Broncus. We were restricted from selling these shares for a period of six months. For the three and six months ended June 30, 2022, we recognized an unrealized loss on this investment of approximately $1.1 million and $18.3 million, respectively.
Income Tax Expense
Income tax expense for the three months ended June 30, 2022, was $93.3 million, or 22.9% of income before taxes, compared to $3.2 million, or 0.6% of income before taxes, for the three months ended June 30, 2021. Income tax expense for the six months ended June 30, 2022, was $126.3 million, or 15.6% of income before taxes, compared to $16.8 million, or 1.7% of income before taxes, for the six months ended June 30, 2021.
Our effective tax rate for the three months ended June 30, 2022, differed from the U.S. federal statutory tax rate of 21% primarily due to U.S. tax on foreign earnings and state income taxes (net of federal benefit), partially offset by excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit.
Our effective tax rates for the six months ended June 30, 2022, and for the three and six months ended June 30, 2021, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal R&D credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The increase in income tax expense for the three and six months ended June 30, 2022, was primarily due to the impact of capitalization of research and experimental (“R&E”) expenditures and lower excess tax benefits, as discussed below, as well as the fact that the effective tax rate for the three and six months ended June 30, 2021, included a one-time benefit of $66.4 million from re-measurement of our Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets.
Our provision for income taxes for the three and six months ended June 30, 2022, reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of R&E expenditures incurred after December 31, 2021.

Our provision for income taxes for the three and six months ended June 30, 2022, included excess tax benefits associated with employee equity plans of $9.3 million and $62.3 million, respectively, which reduced our effective tax rate by 2.3 and 7.7 percentage points, respectively. Our provision for income taxes for the three and six months ended June 30, 2021, included excess tax benefits associated with employee equity plans of $43.6 million and $117.0 million, respectively, which reduced our effective tax rate by 8.3 and 12.0 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three and six months ended June 30, 2022, was $5.8 million and $9.6 million, respectively. Net income attributable to noncontrolling interest in Joint Venture for the three and six months ended June 30, 2021, was $5.8 million and $14.7 million, respectively. The decrease in net income attributable to noncontrolling interest in Joint Venture for the six months ended June 30, 2022, was primarily due to a decrease in sales and an increase in selling, general and administrative expenses in China.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments decreased by $0.44 billion to $8.18 billion as of June 30, 2022, from $8.62 billion as of December 31, 2021, primarily from cash used in share repurchases, capital expenditures, and taxes paid related to net share settlements of equity awards, as well as unrealized losses on interest-bearing debt securities classified as available for sale, offset by cash provided by our operations and proceeds from stock option exercises and employee stock purchases.
Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based on our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future. However, as a result of the COVID-19 pandemic and the increasing risk of a recession as well as other macroeconomic and geopolitical headwinds, we may experience reduced cash flow from operations if we experience decreased revenues or if we extend payment terms on sales and operating lease and usage-based arrangements.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2021, for discussion on the impact of interest rate risk and market risk on our investment portfolio.

Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the six months ended June 30, 2022, and 2021 (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$669.7	$1,020.3
Investing activities	251.5	(981.7)
Financing activities	(682.0)	(43.9)
Effect of exchange rates on cash, cash equivalents, and restricted cash	6.0	(2.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$245.2	$(7.9)
Operating Activities
For the six months ended June 30, 2022, net income of $683 million exceeded our net cash provided by operating activities of $670 million, primarily due to the following factors:
1.Changes in operating assets and liabilities resulted in $434 million of cash used in operating activities during the six months ended June 30, 2022. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $246 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters. Refer to the Condensed Consolidated Financial Statements (Unaudited) in Note 4 for further details in the supplemental cash flow information. Prepaid expenses and other assets increased by $90 million, primarily due to an increase in net investments in sales-type leases. Accrued compensation and employee benefits decreased by $72 million, primarily due to payments of 2021 incentive compensation. Accounts receivable increased by $56 million, primarily due to the timing of billings and collections. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $20 million increase in other liabilities, primarily due to additional accruals related to capital expenditures, and a $12 million increase in accounts payable, primarily due to the timing of billing and payments.
2.The changes in operating assets and liabilities outlined above were partially offset by non-cash charges of $421 million included in our net income, consisting primarily of the following significant items: share-based compensation of $248 million; depreciation expense and losses on the disposal of property, plant, and equipment of $158 million; and net losses on investments, accretion, and amortization of $34 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2022, consisted primarily of proceeds from maturities of investments, net of purchases, of $489 million, partially offset by the acquisition of property and equipment of $226 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022, consisted primarily of cash used in the repurchase of approximately 2.6 million shares of our common stock in the open market for $607 million and taxes paid on behalf of employees related to net share settlements of equity awards of $179 million, partially offset by proceeds from stock option exercises and employee stock purchases of $107 million.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to increase significantly in 2022 to a range between $700 million and $800 million. A significant portion of this investment involves the construction of facilities to provide incremental space for growth, consolidate operations to enhance efficiency, and replace leased spaces with owned spaces. These capital investments will also expand our OUS footprint in support of opportunities for growth in key international markets. We intend to fund these capital investments with cash generated from operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended June 30, 2022, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
RISKS RELATING TO OUR BUSINESS
THE INFLATIONARY ENVIRONMENT COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.
Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact customer confidence and spending, including capital spending. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and cost commitments are linked to contractual agreements that extend further into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement counter measures.
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
We are highly dependent on the principal members of our management and scientific staff. For example, our product development plans depend, in part, on our ability to attract and retain engineers with experience in mechanics, electronics, software, and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the constrained labor market and competition for such personnel among technology and healthcare companies. Additionally, as a result of recent declines in our stock price, certain long-term incentive benefits, such as recently issued stock options, may be viewed as having less value and, accordingly, could lead to higher attrition. Moreover, we may encounter higher recruiting expenses, wage rates, and retention benefits. The extent and duration of the impact of labor market challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, availability of qualified and highly skilled persons in the markets where we operate and unemployment levels within these markets, behavioral changes, such as fully engaging employees and earning loyalty, prevailing wage rates, health and other insurance and benefit costs, inflation, adoption of new or revised employment and labor laws and regulations or government programs, safety levels of our operations, and our reputation within the labor market. The loss of any of our qualified personnel or our inability to attract and retain qualified personnel could harm our business and our ability to compete and related expenses could materially adversely affect our results of operations and financial condition.

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
We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our business partners and customers. To date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations. We have no way to predict the progress or outcome of the military conflict in Ukraine or its impacts in Ukraine, Russia, Belarus, Europe, or the U.S. The extent and duration of the military action, sanctions, other consequences, such as Russia imposing restrictions on transactions or banning the export of energy products, including natural gas, and the resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Impacts to our business may include, but are not limited to, procedures performed, demand for our products, and ability to spend on capital equipment and healthcare in general. Any such disruption may also magnify the impact of other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended June 30, 2022.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1 to April 30, 2022	183,523	$241.20	183,523	$1.4	billion
May 1 to May 31, 2022	1,524,323	$226.77	1,524,323	$1.1	billion
June 1 to June 30, 2022	521,017	$211.32	521,017	$1.0	billion
Total during quarter ended June 30, 2022	2,228,863	$224.35	2,228,863
(1) Since March 2009, we have had an active stock repurchase program. As of June 30, 2022, our Board of Directors (our “Board”) had authorized an aggregate amount of up to $7.5 billion for stock repurchases, of which the most recent authorization occurred in January 2019, when our Board increased the authorized amount available under our share repurchase program to $2.0 billion. The remaining $1.0 billion represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2022. The authorized stock repurchase program does not have an expiration date. On July 20, 2022, the Board increased the authorized amount available under the Repurchase Program to an aggregate of $3.5 billion, including amounts remaining under previous authorization.
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

10.1
Amended and Restated Intuitive Surgical, Inc. 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022).

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ JAMIE E. SAMATH
Jamie E. Samath
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: July 22, 2022