Form 10-Q
period 2022-09-30
INTUITIVE SURGICAL INC
filed 2022-10-21
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 353,384,570 shares of Common Stock, $0.001 par value per share, outstanding as of October 18, 2022.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,538.0	$1,290.9
Short-term investments	2,775.9	2,913.1
Accounts receivable, net	849.6	782.7
Inventory	837.1	587.1
Prepaids and other current assets	292.5	271.1
Total current assets	6,293.1	5,844.9
Property, plant, and equipment, net	2,243.7	1,876.4
Long-term investments	3,078.1	4,415.5
Deferred tax assets	587.4	441.4
Intangible and other assets, net	710.3	633.2
Goodwill	348.2	343.6
Total assets	$13,260.8	$13,555.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164.2	$121.2
Accrued compensation and employee benefits	308.2	350.1
Deferred revenue	358.9	377.2
Other accrued liabilities	402.1	301.3
Total current liabilities	1,233.4	1,149.8
Other long-term liabilities	453.4	453.7
Total liabilities	1,686.8	1,603.5
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of September 30, 2022, and December 31, 2021	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 353.3 shares and 357.7 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	0.4	0.4
Additional paid-in capital	7,684.8	7,164.0
Retained earnings	4,017.8	4,760.9
Accumulated other comprehensive loss	(187.6)	(24.2)
Total Intuitive Surgical, Inc. stockholders’ equity	11,515.4	11,901.1
Noncontrolling interest in joint venture	58.6	50.4
Total stockholders’ equity	11,574.0	11,951.5
Total liabilities and stockholders’ equity	$13,260.8	$13,555.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions (except per share amounts)	2022	2021	2022	2021
Revenue:
Product	$1,297.5	$1,170.6	$3,806.3	$3,481.2
Service	259.9	232.7	760.9	678.2
Total revenue	1,557.4	1,403.3	4,567.2	4,159.4
Cost of revenue:
Product	421.6	355.8	1,239.9	1,049.1
Service	83.7	76.1	242.2	212.6
Total cost of revenue	505.3	431.9	1,482.1	1,261.7
Gross profit	1,052.1	971.4	3,085.1	2,897.7
Operating expenses:
Selling, general and administrative	436.1	363.3	1,245.6	1,039.5
Research and development	217.1	165.5	634.9	487.6
Total operating expenses	653.2	528.8	1,880.5	1,527.1
Income from operations	398.9	442.6	1,204.6	1,370.6
Interest and other income, net	3.9	18.5	7.5	65.5
Income before taxes	402.8	461.1	1,212.1	1,436.1
Income tax expense	78.1	73.9	204.4	90.7
Net income	324.7	387.2	1,007.7	1,345.4
Less: net income attributable to noncontrolling interest in joint venture	0.7	6.7	10.3	21.4
Net income attributable to Intuitive Surgical, Inc.	$324.0	$380.5	$997.4	$1,324.0
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$0.91	$1.07	$2.79	$3.72
Diluted	$0.90	$1.04	$2.74	$3.63
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	355.3	356.8	357.2	355.6
Diluted	360.5	366.8	363.7	365.1

Other comprehensive loss, net of tax:
Change in unrealized gains on hedge instruments	$2.3	$2.0	$7.7	$8.0
Change in unrealized losses on available-for-sale securities	(37.3)	(4.5)	(161.4)	(20.5)
Change in foreign currency translation losses	(10.0)	(2.8)	(12.0)	(7.9)
Change in prior service cost for employee benefit plans	0.1	0.2	0.2	0.4
Other comprehensive loss	(44.9)	(5.1)	(165.5)	(20.0)
Total comprehensive income	279.8	382.1	842.2	1,325.4
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.8)	6.6	8.2	21.0
Total comprehensive income attributable to Intuitive Surgical, Inc.	$280.6	$375.5	$834.0	$1,304.4
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
in millions	2022	2021
Operating activities:
Net income	$1,007.7	$1,345.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	239.4	208.5
Amortization of intangible assets	20.2	20.8
Gain on sale of business	(3.8)	—
Loss (gain) on investments, accretion, and amortization, net	43.4	(2.1)
Deferred income taxes	(102.0)	(40.6)
Share-based compensation expense	385.6	331.4
Amortization of contract acquisition assets	20.7	15.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(67.2)	(54.7)
Inventory	(419.1)	(189.2)
Prepaids and other assets	(96.8)	(216.7)
Accounts payable	26.3	35.8
Accrued compensation and employee benefits	(41.9)	30.3
Deferred revenue	(21.2)	2.3
Other liabilities	61.6	35.0
Net cash provided by operating activities	1,052.9	1,521.7
Investing activities:
Purchase of investments	(1,393.6)	(5,213.7)
Proceeds from sales of investments	59.6	72.4
Proceeds from maturities of investments	2,536.3	3,532.1
Purchase of property, plant, and equipment and intellectual property	(394.7)	(202.6)
Acquisition of businesses, net of cash, and other investing activities	(11.6)	(8.7)
Net cash provided by (used in) investing activities	796.0	(1,820.5)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	188.6	244.8
Taxes paid related to net share settlement of equity awards	(187.3)	(201.2)
Repurchase of common stock	(1,606.6)	—
Payment of deferred purchase consideration	(3.5)	(19.2)
Net cash provided by (used in) financing activities	(1,608.8)	24.4
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7.9	(2.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	248.0	(276.7)
Cash, cash equivalents, and restricted cash, beginning of period	1,306.0	1,638.5
Cash, cash equivalents, and restricted cash, end of period	$1,554.0	$1,361.8
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
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2021, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 3, 2022. The results of operations for the first nine months of 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
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
In particular, the Company has experienced increased difficulties in obtaining a sufficient supply of a number of component materials used in its products, such as semiconductor components as well as a range of other materials including, but not limited to, metals and polymers, as global supply has become significantly constrained due to increased demand for certain materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. With rising interest rates, access to credit may become more difficult, and any insolvency of the Company’s key suppliers, including sole-source suppliers, may exacerbate current supply chain challenges. The Company is engaged in activities to seek to mitigate supply disruptions by, for example, increasing its communications with its suppliers and modifying its purchase order coverage and inventory levels. However, the global supply chain shortages will remain a challenge for the foreseeable future.
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
The Company is also subject to additional risks and uncertainties due to the ongoing COVID-19 pandemic. The extent of the impact on the Company’s business is highly uncertain and difficult to predict. The Company’s customers may divert resources to treat COVID-19 patients and defer some elective surgical procedures, both of which may impact the Company’s customers’ ability to meet their obligations, including to the Company. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted.
Recently Adopted Accounting Pronouncements
Business Combinations
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which creates an exception to the general recognition and measurement principle in ASC 805 by requiring companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The guidance additionally clarifies that companies should apply the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. The Company has early adopted ASU 2021-08 as of January 1, 2022, on a prospective basis. The impact of the adoption of ASU 2021-08 had an immaterial impact on the Company’s Financial Statements in the nine months ended September 30, 2022.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The Company has early adopted ASU 2022-03 as of July 1, 2022, on a prospective basis. There was no impact of the adoption of ASU 2022-03 on the Company’s Financial Statements in the three months ended September 30, 2022.
Recently Issued Accounting Pronouncements
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

NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale marketable securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of September 30, 2022 and December 31, 2021 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
September 30, 2022
Cash	$536.3	$—	$—	$—	$536.3	$536.3	$—	$—
Level 1:
Money market funds	1,001.7	—	—	—	1,001.7	1,001.7	—	—
U.S. treasuries	3,048.8	—	(113.0)	—	2,935.8	—	1,545.4	1,390.4
Subtotal	4,050.5	—	(113.0)	—	3,937.5	1,001.7	1,545.4	1,390.4
Level 2:
Commercial paper	104.2	—	—	—	104.2	—	104.2	—
Corporate debt securities	2,256.1	—	(87.2)	(1.1)	2,167.8	—	843.9	1,323.9
U.S. government agencies	499.3	—	(21.8)	—	477.5	—	209.5	268.0
Municipal securities	175.4	—	(6.7)	—	168.7	—	72.9	95.8
Subtotal	3,035.0	—	(115.7)	(1.1)	2,918.2	—	1,230.5	1,687.7
Total assets measured at fair value	$7,621.8	$—	$(228.7)	$(1.1)	$7,392.0	$1,538.0	$2,775.9	$3,078.1

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2021
Cash	$572.3	$—	$—	$—	$572.3	$572.3	$—	$—
Level 1:
Money market funds	696.6	—	—	—	696.6	696.6	—	—
U.S. treasuries	3,429.1	6.3	(15.4)	—	3,420.0	17.0	1,100.3	2,302.7
Subtotal	4,125.7	6.3	(15.4)	—	4,116.6	713.6	1,100.3	2,302.7
Level 2:
Commercial paper	717.7	—	—	—	717.7	—	717.7	—
Corporate debt securities	2,485.6	2.7	(11.9)	—	2,476.4	5.0	886.7	1,584.7
U.S. government agencies	526.1	0.2	(2.9)	—	523.4	—	137.8	385.6
Municipal securities	213.4	0.7	(1.0)	—	213.1	—	70.6	142.5
Subtotal	3,942.8	3.6	(15.8)	—	3,930.6	5.0	1,812.8	2,112.8
Total assets measured at fair value	$8,640.8	$9.9	$(31.2)	$—	$8,619.5	$1,290.9	$2,913.1	$4,415.5

The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale investments (excluding cash and money market funds), as of September 30, 2022 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,823.7	$2,775.9
Mature in one to five years	3,260.1	3,078.1
Total	$6,083.8	$5,854.0
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Realized gains and losses recognized on the sale of investments were not material for any of the periods presented.
The following tables present the breakdown of the available-for-sale debt securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category, as of September 30, 2022, and December 31, 2021 (in millions):

	September 30, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$1,811.4	$(60.4)	$1,124.5	$(52.6)	$2,935.9	$(113.0)
Corporate debt securities	1,401.9	(55.0)	599.4	(32.2)	2,001.3	(87.2)
U.S. government agencies	220.0	(8.4)	257.4	(13.4)	477.4	(21.8)
Municipal securities	109.3	(4.1)	51.0	(2.6)	160.3	(6.7)
Total	$3,542.6	$(127.9)	$2,032.3	$(100.8)	$5,574.9	$(228.7)

	December 31, 2021
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$2,596.3	$(15.4)	$—	$—	$2,596.3	$(15.4)
Commercial paper	4.0	—	—	—	4.0	—
Corporate debt securities	1,687.9	(11.9)	—	—	1,687.9	(11.9)
U.S. government agencies	412.5	(2.9)	—	—	412.5	(2.9)
Municipal securities	156.0	(1.0)	—	—	156.0	(1.0)
Total	$4,856.7	$(31.2)	$—	$—	$4,856.7	$(31.2)
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
For the three and nine months ended September 30, 2022, the credit losses related to available-for-sales debt securities were not material.
Factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of September 30, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

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
The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2021 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	September 30, 2022 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$26.9	$(21.6)	$(0.2)	$5.1	$5.1	$—
Equity investments without readily determinable value (Level 2)	$15.6	$0.3	$37.8	$53.7	$—	$53.7

(1) Recorded in Interest and other income, net.
(2) Other includes foreign currency translation gains/(losses).
In September 2021, Broncus Holding Corporation (“Broncus”) completed an initial public offering (“IPO”) of common shares on the Stock Exchange of Hong Kong. Upon completion of its IPO, the Company’s preferred shares of Broncus were converted into common shares, which have a readily determinable value (Level 1). The Company was restricted from selling these shares for a period of six months.
For the three and nine months ended September 30, 2022, the Company recognized a loss on this investment of $3.3 million and $21.6 million, respectively, reflected in changes in fair value for Level 1 equity investments, which was reflected in Interest and other income, net.
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
For these derivatives, the Company reports the unrealized after-tax gain or loss from the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies the amount into earnings in the same period in which the hedged transaction affects earnings. The amounts reclassified to revenue and expenses related to the hedged transactions and the ineffective portions of cash flow hedges were not material for the periods presented.
Other Derivatives Not Designated as Hedging Instruments
Other derivatives not designated as hedging instruments consist primarily of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the USD, primarily the EUR, GBP, JPY, KRW, CHF, TWD, Indian Rupee (“INR”), Mexican Peso (“MXN”), and Chinese Yuan (“CNY”).
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recognized gains in Interest and other income, net	$17.9	$4.4	$46.6	$11.8
Foreign exchange losses related to balance sheet re-measurement	$(30.5)	$(6.4)	$(69.4)	$(12.4)

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
The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Notional amounts:
Forward contracts	$201.8	$181.2	$387.1	$318.8
Gross fair value recorded in:
Prepaids and other current assets	$15.7	$5.7	$15.4	$6.9
Other accrued liabilities	$1.5	$0.5	$3.1	$0.8
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Inventory	September 30, 2022	December 31, 2021
Raw materials	$351.7	$214.6
Work-in-process	138.3	96.4
Finished goods	347.1	276.1
Total inventory	$837.1	$587.1

	As of
Prepaids and other current assets	September 30, 2022	December 31, 2021
Prepaid taxes	$3.5	$4.3
Equity investments	5.1	26.9
Net investment in sales-type leases–short-term	121.5	110.3
Other prepaids and other current assets	162.4	129.6
Total prepaids and other current assets	$292.5	$271.1

	As of
Other accrued liabilities–short-term	September 30, 2022	December 31, 2021
Taxes payable	$71.2	$54.1
Current portion of deferred and contingent purchase consideration	7.7	12.0
Accrued construction-related capital expenditures	65.9	23.1
Other accrued liabilities	257.3	212.1
Total other accrued liabilities–short-term	$402.1	$301.3

	As of
Other long-term liabilities	September 30, 2022	December 31, 2021
Income taxes–long-term	$295.4	$316.6
Deferred revenue–long-term	36.7	36.8
Other long-term liabilities	121.3	100.3
Total other long-term liabilities	$453.4	$453.7
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Nine Months Ended September 30,
	2022	2021
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$189.0	$229.2
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$91.4	$29.9
NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S.	2022	2021	2022	2021
Instruments and accessories	$643.3	$535.7	$1,819.0	$1,614.0
Systems	264.7	263.4	731.0	743.7
Services	175.0	153.1	508.9	447.8
Total U.S. revenue	$1,083.0	$952.2	$3,058.9	$2,805.5

Outside of U.S. (“OUS”)
Instruments and accessories	$228.3	$219.7	$758.2	$643.7
Systems	161.2	151.8	498.1	479.8
Services	84.9	79.6	252.0	230.4
Total OUS revenue	$474.4	$451.1	$1,508.3	$1,353.9

Total
Instruments and accessories	$871.6	$755.4	$2,577.2	$2,257.7
Systems	425.9	415.2	1,229.1	1,223.5
Services	259.9	232.7	760.9	678.2
Total revenue	$1,557.4	$1,403.3	$4,567.2	$4,159.4
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $1.84 billion as of September 30, 2022. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.

Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	September 30, 2022	December 31, 2021
Contract assets	$48.2	$46.9
Deferred revenue	$395.6	$414.0
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
During the three and nine months ended September 30, 2022, the Company recognized $73 million and $352 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized $66 million and $319 million of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2020.
Intuitive System Leasing
The following table presents revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales-type lease revenue	$29.6	$39.0	$115.3	$140.3
Operating lease revenue*	$97.5	$72.5	$273.7	$198.8

*Variable lease revenue relating to usage-based arrangements included within operating lease revenue	$35.5	$19.4	$94.0	$53.9
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three and nine months ended September 30, 2022, and 2021, bad debt expense was not material.
The Company’s exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments to the carrying amount of lease and trade receivables, particularly as hospital cash flows are impacted by inflation and rising interest rates, which drive up their operating costs.

NOTE 6.    LEASES
Lessor Information
Sales-type Leases. Lease receivables relating to sales-type lease arrangements are presented on the Condensed Consolidated Balance Sheets as follows (in millions):

	As of
	September 30, 2022	December 31, 2021
Gross lease receivables	$433.8	$404.0
Unearned income	(14.3)	(11.4)
Subtotal	419.5	392.6
Allowance for credit loss	(3.3)	(3.6)
Net investment in sales-type leases	$416.2	$389.0
Reported as:
Prepaids and other current assets	$121.5	$110.3
Intangible and other assets, net	294.7	278.7
Total, net	$416.2	$389.0
Contractual maturities of gross lease receivables as of September 30, 2022, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2022	$34.4
2023	127.9
2024	115.6
2025	83.9
2026	51.3
2027 and thereafter	20.7
Total	$433.8
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
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of September 30, 2022 (in millions):

	2022	2021	2020	2019	2018	Prior	Net Investment
Credit Rating:
High	$83.4	$119.3	$45.2	$11.8	$2.2	$0.1	$262.0
Moderate	37.6	50.8	38.4	12.2	4.7	1.0	144.7
Low	1.9	3.7	3.7	2.5	1.0	—	12.8
Total	$122.9	$173.8	$87.3	$26.5	$7.9	$1.1	$419.5
For the three and nine months ended September 30, 2022, and 2021, credit losses related to net investment in sales-type leases were not material.

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no material acquisitions for the nine months ended September 30, 2022, and 2021.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2021	$343.6
Acquisition activity	6.5
Translation and other	(1.9)
Balance as of September 30, 2022	$348.2
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible asset balances as of September 30, 2022, and December 31, 2021 (in millions):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$220.5	$(185.5)	$35.0	$219.3	$(173.2)	$46.1
Distribution rights and others	28.2	(21.5)	6.7	26.3	(19.4)	6.9
Customer relationships	31.9	(16.5)	15.4	31.8	(14.3)	17.5
Total intangible assets	$280.6	$(223.5)	$57.1	$277.4	$(206.9)	$70.5
Amortization expense related to intangible assets was $7.9 million and $6.3 million for the three months ended September 30, 2022, and 2021, respectively. Amortization expense related to intangible assets was $20.2 million and $20.8 million for the nine months ended September 30, 2022, and 2021, respectively.
The estimated future amortization expense related to intangible assets as of September 30, 2022, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2022	$7.6
2023	19.8
2024	15.0
2025	10.0
2026	3.2
2027 and thereafter	1.5
Total	$57.1
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
On September 28, 2020, Rebotix Repair Inc. (“Rebotix”) filed a complaint in the Middle District of Florida alleging anti-trust claims against the Company relating to EndoWrist service, maintenance, and repair processes. On April 1, 2022, the Court stayed this case based on Rebotix’s representation that the FDA would soon be issuing a decision on whether Rebotix’s services require 510(k) clearance. On April 11, 2022, Rebotix filed a Notice of FDA Decision, which included correspondence from the FDA concluding that Rebotix’s activities constituted remanufacturing and would require FDA review and clearance. On April 13, 2022, the Court issued an Order directing the parties to confer and file a joint status report by May 4, 2022, on how the FDA’s decision impacts this case and how the parties wish to proceed. On May 4, 2022, the parties filed a joint status report. The case was scheduled for trial in December 2022. On October 7, 2022, the parties resolved all of their claims against one another. The settlement had an immaterial impact on the Company’s Financial Statements for the three months ended September 30, 2022. The Company expects that dismissals with prejudice will be filed shortly.
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
Three class action complaints were filed against the Company in the Northern District of California Court alleging anti-trust allegations relating to the service and repair of certain instruments manufactured by the Company. A complaint by Larkin Community Hospital was filed on May 20, 2021, a complaint by Franciscan Alliance, Inc. and King County Public Hospital District No. 1 was filed on July 6, 2021, and a complaint by Kaleida Health was filed on July 8, 2021. The Court has consolidated the Franciscan Alliance, Inc. and King County Public Hospital District No. 1 and Kaleida Health cases with the Larkin Community Hospital case, which is now captioned on the Larkin docket as “In Re: da Vinci Surgical Robot Antitrust Litigation.” A Consolidated Amended Class Action Complaint has been filed on behalf of each plaintiff named in the earlier-

filed cases. On January 14, 2022, Kaleida Health voluntarily dismissed itself as a party to this case. On January 18, 2022, the Company filed an answer against the plaintiffs in this matter, and discovery has commenced. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from these matters.
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	357.1	$0.4	$7,484.0	$4,682.8	$(144.2)	$12,023.0	$59.4	$12,082.4
Issuance of common stock through employee stock plans	0.9	—	82.0	—	—	82.0	—	82.0
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.4)	(7.9)	—	(8.3)	—	(8.3)
Share-based compensation expense related to employee stock plans	—	—	138.1	—	—	138.1	—	138.1
Repurchase and retirement of common stock	(4.6)	—	(18.9)	(981.1)	—	(1,000.0)	—	(1,000.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	324.0	—	324.0	—	324.0
Other comprehensive income (loss)	—	—	—	—	(43.4)	(43.4)	(1.5)	(44.9)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	0.7	0.7
Ending balance	353.3	$0.4	$7,684.8	$4,017.8	$(187.6)	$11,515.4	$58.6	$11,574.0

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	356.2	$0.4	$6,804.1	$4,022.7	$10.3	$10,837.5	$42.0	$10,879.5
Issuance of common stock through employee stock plans	1.1	—	91.1	—	—	91.1	—	91.1
Shares withheld related to net share settlement of equity awards	(0.1)	—	(0.2)	(13.1)	—	(13.3)	—	(13.3)
Share-based compensation expense related to employee stock plans	—	—	120.1	—	—	120.1	—	120.1
Net income attributable to Intuitive Surgical, Inc.	—	—	—	380.5	—	380.5	—	380.5
Other comprehensive income (loss)	—	—	—	—	(5.0)	(5.0)	(0.1)	(5.1)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	6.7	6.7
Ending balance	357.2	$0.4	$7,015.1	$4,390.1	$5.3	$11,410.9	$48.6	$11,459.5

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	357.7	$0.4	$7,164.0	$4,760.9	$(24.2)	$11,901.1	$50.4	$11,951.5
Issuance of common stock through employee stock plans	3.5	—	188.6	—	—	188.6	—	188.6
Shares withheld related to net share settlement of equity awards	(0.7)	—	(7.1)	(180.2)	—	(187.3)	—	(187.3)
Share-based compensation expense related to employee stock plans	—	—	385.6	—	—	385.6	—	385.6
Repurchase and retirement of common stock	(7.2)	—	(46.3)	(1,560.3)	—	(1,606.6)	—	(1,606.6)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	997.4	—	997.4	—	997.4
Other comprehensive income (loss)	—	—	—	—	(163.4)	(163.4)	(2.1)	(165.5)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	10.3	10.3
Ending balance	353.3	$0.4	$7,684.8	$4,017.8	$(187.6)	$11,515.4	$58.6	$11,574.0

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	353.1	$0.4	$6,444.9	$3,261.3	$24.9	$9,731.5	$27.6	$9,759.1
Issuance of common stock through employee stock plans	4.9	—	244.8	—	—	244.8	—	244.8
Shares withheld related to net share settlement of equity awards	(0.8)	—	(6.0)	(195.2)	—	(201.2)	—	(201.2)
Share-based compensation expense related to employee stock plans	—	—	331.4	—	—	331.4	—	331.4
Net income attributable to Intuitive Surgical, Inc.	—	—	—	1,324.0	—	1,324.0	—	1,324.0
Other comprehensive income (loss)	—	—	—	—	(19.6)	(19.6)	(0.4)	(20.0)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	21.4	21.4
Ending balance	357.2	$0.4	$7,015.1	$4,390.1	$5.3	$11,410.9	$48.6	$11,459.5
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $10.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in July 2022, when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of September 30, 2022, the remaining amount of share repurchases authorized by the Board was $2.5 billion.
In August 2022, the Company entered into an accelerated share repurchase program (the “ASR Program”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1.0 billion of the Company’s common stock. The Company made a payment of $1.0 billion to Goldman and received an initial delivery of approximately 3.5 million shares of the Company’s common stock, which were subsequently retired. In September 2022, the ASR Program was completed, and an additional 1.1 million shares of common stock were received and retired. In total, 4.6 million shares were repurchased at an average price per share of $217.52. The total cost of the ASR Program was reflected as a reduction to equity in the Condensed Consolidated Balance Sheets.

The following table provides share repurchase activities (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased	4.6	—	7.2	—
Average price per share	$217.5	$—	$222.4	$—
Value of shares repurchased	$1,000.0	$—	$1,606.6	$—
Accumulated Other Comprehensive Loss, Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive loss, net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended September 30, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$9.9	$(140.1)	$(9.3)	$(4.7)	$(144.2)
Other comprehensive income (loss) before reclassifications	(5.7)	(37.3)	(8.5)	—	(51.5)
Amounts reclassified from accumulated other comprehensive income (loss)	8.0	—	—	0.1	8.1
Net current-period other comprehensive income (loss)	2.3	(37.3)	(8.5)	0.1	(43.4)
Ending balance	$12.2	$(177.4)	$(17.8)	$(4.6)	$(187.6)

	Three Months Ended September 30, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$3.1	$13.5	$(0.1)	$(6.2)	$10.3
Other comprehensive income (loss) before reclassifications	4.2	(3.4)	(2.7)	—	(1.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(2.2)	(1.1)	—	0.2	(3.1)
Net current-period other comprehensive income (loss)	2.0	(4.5)	(2.7)	0.2	(5.0)
Ending balance	$5.1	$9.0	$(2.8)	$(6.0)	$5.3

	Nine Months Ended September 30, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$4.5	$(16.0)	$(7.9)	$(4.8)	$(24.2)
Other comprehensive income (loss) before reclassifications	(11.0)	(161.4)	(9.9)	—	(182.3)
Amounts reclassified from accumulated other comprehensive income (loss)	18.7	—	—	0.2	18.9
Net current-period other comprehensive income (loss)	7.7	(161.4)	(9.9)	0.2	(163.4)
Ending balance	$12.2	$(177.4)	$(17.8)	$(4.6)	$(187.6)

	Nine Months Ended September 30, 2021
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$29.5	$4.7	$(6.4)	$24.9
Other comprehensive income (loss) before reclassifications	9.3	(19.4)	(7.5)	—	(17.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.3)	(1.1)	—	0.4	(2.0)
Net current-period other comprehensive income (loss)	8.0	(20.5)	(7.5)	0.4	(19.6)
Ending balance	$5.1	$9.0	$(2.8)	$(6.0)	$5.3
NOTE 10.    SHARE-BASED COMPENSATION
In April 2022, the Company’s shareholders approved an amended and restated 2010 Incentive Award Plan to provide for an increase in the number of shares of common stock reserved for issuance thereunder from 103,350,000 to 110,350,000. As of September 30, 2022, approximately 27.4 million shares were reserved for future issuance under the Company’s stock plans. A maximum of approximately 11.9 million of these shares can be awarded as restricted stock units (“RSUs”).
Stock Options Information
A summary of stock option activity under all stock plans for the nine months ended September 30, 2022, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2021	11.7	$125.07
Options granted	1.1	$250.26
Options exercised	(1.4)	$76.22
Options forfeited/expired	(0.1)	$236.30
Balance as of September 30, 2022	11.3	$141.78
As of September 30, 2022, options to purchase an aggregate of 9.1 million shares of common stock were exercisable at a weighted average price of $115.73 per share.
Restricted Stock Units Information
A summary of RSUs activity under all stock plans for the nine months ended September 30, 2022, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2021	4.8	$207.37
RSUs granted	1.9	$276.28
RSUs vested	(1.8)	$189.31
RSUs forfeited	(0.2)	$232.59
Unvested balance as of September 30, 2022	4.7	$241.87
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
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.4 million shares for $87.9 million and approximately 0.5 million shares for $75.9 million during the nine months ended September 30, 2022, and 2021, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2022, and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales–products	$22.0	$19.0	$61.0	$50.9
Cost of sales–services	6.3	6.0	17.7	16.9
Total cost of sales	28.3	25.0	78.7	67.8
Selling, general, and administrative	68.0	62.5	191.0	171.3
Research and development	42.3	35.4	117.6	98.1
Share-based compensation expense before income taxes	138.6	122.9	387.3	337.2
Income tax benefit	26.9	24.8	75.0	67.9
Share-based compensation expense after income taxes	$111.7	$98.1	$312.3	$269.3
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three and nine months ended September 30, 2022, and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock Options
Risk-free interest rate	3.4%	0.8%	2.5%	0.8%
Expected term (in years)	3.0	3.8	3.2	4.1
Expected volatility	42%	31%	38%	32%
Fair value at grant date	$66.00	$87.35	$73.51	$78.17
ESPP
Risk-free interest rate	2.9%	0.1%	2.1%	0.1%
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	40%	29%	39%	29%
Fair value at grant date	$75.01	$91.07	$80.61	$89.98

NOTE 11.    INCOME TAXES
Income tax expense for the three months ended September 30, 2022, was $78.1 million, or 19.4% of income before taxes, compared to $73.9 million, or 16.0% of income before taxes, for the three months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022, was $204.4 million, or 16.9% of income before taxes, compared to $90.7 million, or 6.3% of income before taxes, for the nine months ended September 30, 2021.
The effective tax rates for the three and nine months ended September 30, 2022, and 2021, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development (“R&D”) credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The provision for income taxes for the three and nine months ended September 30, 2022, reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and experimental (“R&E”) expenditures incurred after December 31, 2021.
The effective tax rate for the three months ended September 30, 2021, included a one-time charge of $11.1 million related to intercompany charges for share-based compensation for relevant periods prior to 2020, triggered by additional Internal Revenue Service (“IRS”) guidance issued in July 2021 associated with a Ninth Circuit Court of Appeals opinion (the “Ninth Circuit Opinion”) involving an independent third party.
The effective tax rate for the nine months ended September 30, 2021, included a one-time benefit of $66.4 million from re-measurement of the Company’s Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets. This benefit was partially offset by the one-time charge of $11.1 million for the three months ended September 30, 2021, related to additional IRS guidance issued associated with the Ninth Circuit Opinion noted above.
The provision for income taxes for the three and nine months ended September 30, 2022, included excess tax benefits associated with employee equity plans of $18.1 million and $80.4 million, respectively, which reduced the Company’s effective tax rate by 4.5 and 6.6 percentage points, respectively. The provision for income taxes for the three and nine months ended September 30, 2021, included excess tax benefits associated with employee equity plans of $41.9 million and $158.9 million, respectively, which reduced the Company’s effective tax rate by 9.1 and 11.1 percentage points, respectively.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. The Company considered the applicable tax law changes, and there is no impact to the Company’s tax provision for the three and nine months ended September 30, 2022. The Company will continue to evaluate the impact of these tax law changes on future periods.
The Company files federal, state, and foreign income tax returns in many jurisdictions in the U.S. and abroad. Years prior to 2016 are considered closed for the most significant jurisdictions. Certain of the Company’s unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions that the Company operates, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect the Company’s effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, the Company cannot estimate the range of reasonably possible change in unrecognized tax benefits that may occur in the next 12 months.
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

NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$324.0	$380.5	$997.4	$1,324.0
Denominator:
Weighted average shares outstanding used in basic calculation	355.3	356.8	357.2	355.6
Add: dilutive effect of potential common shares	5.2	10.0	6.5	9.5
Weighted average shares outstanding used in diluted calculation	360.5	366.8	363.7	365.1
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$0.91	$1.07	$2.79	$3.72
Diluted	$0.90	$1.04	$2.74	$3.63
Share-based compensation awards of approximately 4.7 million and 0.2 million shares for the three months ended September 30, 2022, and 2021, respectively, and approximately 3.7 million and 0.7 million shares for the nine months ended September 30, 2022, and 2021, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
NOTE 13.    SUBSEQUENT EVENT
On October 19, 2022, a jury rendered a verdict against the Company awarding $10 million in damages to Rex Medical, L.P. in a patent infringement lawsuit. The Company intends to appeal the decision and vigorously defend its position. Based on currently available information, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s business, financial position, or future results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition as of September 30, 2022, and results of operations for the three and nine months ended September 30, 2022, and 2021, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, future results of operations, future financial position, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: overall macroeconomic environment that impact customer spending and our costs, including increased inflation and interest rates, the conflict in Ukraine, disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials in the semiconductor and other markets; the risk that the COVID-19 pandemic could lead to material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals, clearances, or certifications from the U.S. FDA; diversion of resources to respond to COVID-19 outbreaks; the risk that the COVID-19 virus causes economies in our key markets to enter prolonged recessions; the impact of global and regional economic and credit market conditions on healthcare spending; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations and any expansion outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party, including, but not limited to, product liability claims; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risk factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
Intuitive®, Intuitive Surgical®, da Vinci®, da Vinci S®, da Vinci S HD Surgical System®, da Vinci Si®, da Vinci X®, da Vinci Xi®, da Vinci SP®, EndoWrist®, Firefly®, InSite®, SureForm®, Ion®, Iris®, and SynchroSeal® are trademarks or registered trademarks of the Company.
Overview
As part of our mission, we believe that minimally invasive care is life-enhancing care. We are committed to advancing minimally invasive care through a comprehensive ecosystem of products and services. This ecosystem includes systems, instruments and accessories, learning, and services connected by a digital portfolio that enables precision and control, seamless interactions and experiences, and meaningful insights to drive better care.

We bring nearly three decades of experience and technical innovation to our robotic-assisted surgical solutions. While surgery and acute interventions have improved significantly in the past decades, there remains a significant need for better outcomes and decreased variability of these outcomes across care teams. The current healthcare environment continues to stress critical resources, including the professionals who staff care teams: surgeons, anesthesiologists, nurses, and other staff. At the same time, governments strain to cover the healthcare needs of their populations and demand lower total cost per patient to treat disease. In the face of these challenges, we believe scientific and technological advances in biology, computing, imaging, algorithms, and robotics may offer new methods to solve continued and difficult problems.
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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We have extended our fourth generation platform by adding the da Vinci X Surgical System, commercialized in 2017, and the da Vinci SP Surgical System, commercialized in 2018. The da Vinci SP Surgical System accesses the body through a single incision while the other da Vinci Surgical Systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software. We are in the early stages of launching our da Vinci SP Surgical System, and we have an installed base of 115 da Vinci SP Surgical Systems as of September 30, 2022. We have received U.S. FDA clearance for the da Vinci SP Surgical System for urologic and certain transoral procedures, and we have received regulatory clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. In September 2022, we also received regulatory clearance for the da Vinci SP Surgical System in Japan for the same set of procedures as can be performed on the da Vinci Xi Surgical System in Japan. We plan to seek FDA clearances for additional indications for da Vinci SP over time. We also plan to seek clearances in other OUS markets over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
Macroeconomic Environment
Uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, labor shortages, and significant disruption in the commodities’ markets as a result of the Russia and Ukraine conflict may result in a recession, which could have a material adverse effect on our long-term business.
We have experienced increased difficulties in obtaining a sufficient supply of a number of component materials used in our products, such as semiconductor components as well as a range of other materials, including, but not limited to, metals and polymers, as global supply has become significantly constrained due to increased demand for certain materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. With rising interest rates, access to credit may become more difficult and any insolvency of key suppliers, including single-source suppliers, may exacerbate current supply chain challenges. We are engaged in activities to seek to mitigate supply disruptions, but the global supply chain shortages will remain a challenge for the foreseeable future.
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

COVID-19 Pandemic
Procedures
In 2021, COVID-19 resurgences affected da Vinci procedure volumes at various times throughout the year in most of the markets that we operate in. After each resurgence, as COVID-19 cases and hospitalizations subsided, we saw procedure volumes recover. In the U.S., the impact of high COVID-related hospitalization rates on procedure volumes were exacerbated by staffing shortages. Although hospitals were better equipped to handle COVID patients as compared to the outset of the pandemic, COVID-19 resurgences challenged hospital resources and negatively impacted da Vinci procedure volumes. In addition, delays in diagnosis and treatment of underlying conditions had a negative impact on da Vinci procedure volumes. Volumes associated with benign procedures were generally impacted to a higher degree when COVID-19 cases and hospitalizations increased, reflecting the deferability of certain elective surgeries.
In early 2022, a resurgence of COVID-19 resulted in a significant increase in infections and hospitalization rates in the U.S. and certain countries in Europe, which, in turn, negatively impacted procedure volumes in January and February. As infections and hospitalizations started to decrease in February in the U.S. and Europe, we saw a recovery of procedure volumes. In March and during the second quarter of 2022, we also saw a resurgence in COVID-19 cases and increased hospitalizations and government interventions impacting parts of Asia, particularly China, which negatively impacted procedure volumes. During the third quarter of 2022, we did not experience significant disruptions from COVID-19.
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
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci Surgical System model described above. We generate revenue from the placement of Ion systems, in sales or sales-type lease arrangements where revenue is recognized up-front at a point in time or in operating lease transactions and usage-based models where revenue is recognized over time. We earn recurring revenue from the sales of instruments and accessories used in biopsies and ongoing system service, as well as revenue from operating leases. The average selling price of an Ion system is generally significantly lower than the average selling price of a da Vinci Surgical System. For the three and nine months ended September 30, 2022, and 2021, Ion’s contribution to revenue and gross margin was not significant.
Additionally, as part of our ecosystem of products and services, we provide a portfolio of learning offerings and digital solutions. We do not currently generate material revenue from these offerings.
Extended Use Program
In the fourth quarter of 2020, we introduced our “Extended Use Program” in the U.S. and Europe, which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses (“Extended Use Instruments”) compared to previously 10 uses. These Extended Use Instruments represent some of our higher volume instruments but exclude stapling, monopolar, and advanced energy instruments. Instruments included in the program are used across a number of da Vinci surgeries. Their increased uses are the result of continuous, significant investments in the design and production capabilities of our instruments, resulting in improved quality and durability. Extended Use Instruments were then launched in most other countries around the world in the first half of 2021, except China due to regulatory timelines. In addition, simultaneous with the regional launches of Extended Use Instruments, we have lowered the price of certain instruments that are most commonly used in lower acuity procedures and/or lower reimbursed procedures within the region. These actions have reduced the cost for customers to treat patients, which in turn has reduced our revenue per procedure. In the U.S. and Europe, during 2021, we saw customers adjust their instrument buying patterns to reduce their inventory levels to reflect the additional uses per instrument. We believe that, as of the end of 2021, in the U.S. and Europe, full cutover to Extended Use Instruments has occurred, as customers have substantially utilized all of their remaining 10 use instruments. The precise impact of these actions on future revenue will be dependent on the future volume and mix of procedures and whether cost elasticity will enable greater penetration into available markets.
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
Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty, or other customer-specific factors. As a result of these macroeconomic factors impacting our customers, we may be exposed to defaults under our lease financing arrangements. Moreover, usage-based arrangements generally contain no minimum payments; therefore, customers may exit such arrangements without paying a financial penalty to us.
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
We also anticipate that timelines for the introduction of new products and/or indications may be extended relative to past experience as a result of these regulations. For example, we have seen elongated regulatory approval timelines in the U.S. and Europe.
Clearances and Approvals
We have generally obtained the clearances required to market our products associated with our da Vinci Surgical Multiport Systems (Standard, S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2020, we obtained regulatory clearances for the following products:
•In September 2022, we obtained regulatory clearance for the da Vinci SP Surgical System in Japan for use in general surgeries, thoracic surgeries (excluding cardiac procedures and intercostal approaches), urologic surgeries, gynecological surgeries, and trans-oral head and neck surgeries. We obtained the initial FDA clearance for our da

Vinci SP Surgical System in April 2014 and have since invested in important platform refinements. We have also received regulatory clearance in South Korea for our da Vinci SP Surgical System in May 2018.
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
•In late 2020 and early 2021, we obtained FDA clearance, Conformitè Europëenne (“CE”) mark clearance, and other regulatory clearances in most of our significant markets to market our Extended Use Instruments.
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
In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of September 30, 2022, we have sold 180 da Vinci Surgical Systems under this quota, and five system quotas are no longer available; therefore, 40 surgical robots can still be sold under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals.
During the third quarter of 2022, the Hunan Provincial Healthcare Security Administration implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery and orthopedics. This rule has had a material negative impact on our procedures performed in the Hunan province. However, currently, only 3% of our installed base in China is located in the Hunan province. Companies providing robotic surgical technology, including our joint venture in China, are meeting with Chinese government healthcare agencies to discuss this development and provide feedback. We cannot assure you that other provincial healthcare administrations will not impose similar limits.
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
In 2021, approximately 1,594,000 surgical procedures were performed with da Vinci Surgical Systems, compared to approximately 1,243,000 and 1,229,000 surgical procedures performed with da Vinci Surgical Systems in 2020 and 2019, respectively. The increase in our overall procedure volume in 2021 reflects the significant disruption caused by the COVID-19 pandemic in 2020, as noted in the COVID-19 Pandemic section above, and was driven by growth in U.S. general surgery and gynecologic procedures and worldwide urologic procedures.
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
Procedures Outside of the U.S.
Overall OUS procedure volume with da Vinci Surgical Systems grew to approximately 485,000 in 2021, compared to approximately 367,000 in 2020 and approximately 346,000 in 2019. Urology was our largest OUS specialty in 2021 with procedure volume that grew to approximately 264,000 in 2021, compared to approximately 214,000 in 2020 and approximately 206,000 in 2019. General surgery was our second largest OUS specialty in 2021 with procedure volume that grew to approximately 101,000 in 2021, compared to approximately 68,000 in 2020 and approximately 62,000 in 2019. Thoracic procedures also contributed to OUS procedure growth with higher growth rates than urologic and general surgery procedures.

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 20% for the three months ended September 30, 2022, compared to approximately 20% for the three months ended September 30, 2021. Total da Vinci procedures performed by our customers grew approximately 18% for the nine months ended September 30, 2022, compared to approximately 32% for the nine months ended September 30, 2021. The third quarter 2021 procedure results (and comparative third quarter 2020 procedure results) reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The third quarter 2022 procedure growth was largely attributable to growth in U.S. general surgery and growth in OUS markets. Delays in both the diagnosis and treatments of disease reflecting disruptions caused by COVID-19 have previously and may continue to impact the number of procedures performed by our customers.
U.S. Procedures. U.S. da Vinci procedures grew approximately 18% for the three months ended September 30, 2022, compared to approximately 16% for the three months ended September 30, 2021. U.S. da Vinci procedures grew approximately 15% for the nine months ended September 30, 2022, compared to approximately 31% for the nine months ended September 30, 2021. The third quarter 2021 procedure results (and comparative third quarter 2020 procedure results) reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The third quarter 2022 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably cholecystectomy, bariatric, and hernia repair procedures. Growth in the more mature gynecologic and urologic procedure categories was more moderate.
OUS Procedures. OUS da Vinci procedures grew approximately 24% for the three months ended September 30, 2022, compared to approximately 30% for the three months ended September 30, 2021. OUS da Vinci procedures grew approximately 24% for the nine months ended September 30, 2022, compared to approximately 34% for the nine months ended September 30, 2021. The third quarter 2021 procedure results (and comparative third quarter 2020 procedure results) reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. The third quarter 2022 OUS procedure growth was driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal), gynecologic, and thoracic procedures. The third quarter 2022 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in Japan, China, the UK, Germany, South Korea, and Italy during the third quarter of 2022. In China, increased procedure volumes were largely attributable to the easing of preventative measures and interventions taken by the government as a result of an increase in COVID-19 cases. The procedure growth rates in China recovered in the third quarter of 2022 as COVID-19 cases and the related preventative measures decreased, but recovery eased late in the quarter as COVID-19 cases increased in various regions. We believe growth in our global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures.
System Demand
We placed 305 da Vinci Surgical Systems in the third quarter of 2022, compared to 336 systems in the third quarter of 2021. The decrease in systems placed reflects a smaller number of third generation da Vinci systems available for trade-in along with the macroeconomic challenges impacting our U.S. customers. As a consequence of the macroeconomic challenges, some hospitals have indicated they are lowering their capital investment plans and tightening operational budgets. We expect that demand for capital, particularly in the U.S., will be impacted while macroeconomic conditions remain challenging. In addition, given the lower number of older generation systems in the field, we have seen and continue to expect the volume of trade-ins to be significantly lower in 2022 as compared to 2021.
Third quarter 2022 placements declined 9% compared with 2021, and future placements of da Vinci Surgical Systems will be impacted by a number of factors: supply chain risks; economic and geopolitical factors; inflationary pressures; rising interest rates; hospital staffing shortages; the impact of the current COVID-19 pandemic, as noted in the COVID-19 Pandemic section above; hospital response to the evolving healthcare environment; procedure growth rates; hospital consolidation trends; evolving system utilization and point of care dynamics; capital replacement trends, including a declining number of older generation systems available for trade-in transactions; additional reimbursements in various global markets, including Japan; the timing around governmental tenders and authorizations, including China; the timing of when we receive regulatory clearance in our other OUS markets for our da Vinci Xi Surgical System, da Vinci X Surgical System, and da Vinci SP Surgical System, and related instruments; and market response. Market acceptance of our da Vinci SP Surgical System and the nature and timing of additional da Vinci SP regulatory indications may also impact future system placements.
Demand may also be impacted by robotic-assisted surgery competition, including from companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid Corporation; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; Shanghai Microport Medbot

(Group) Co., Ltd.; Olympus Corporation; Samsung Electronics Co., Ltd; Shandong Weigao Group Medical Polymer Company Ltd.; and Titan Medical Inc.
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

Third Quarter 2022 Operational and Financial Highlights
•Total revenue increased by 11% to $1.56 billion for the three months ended September 30, 2022, compared to $1.40 billion for the three months ended September 30, 2021.
•Approximately 475,000 da Vinci procedures were performed during the three months ended September 30, 2022, an increase of 20% compared to approximately 395,000 for the three months ended September 30, 2021.
•Approximately 6,450 Ion procedures were performed during the three months ended September 30, 2022, an increase of 212% compared to approximately 2,070 for the three months ended September 30, 2021.
•Instruments and accessories revenue increased by 15% to $872 million for the three months ended September 30, 2022, compared to $755 million for the three months ended September 30, 2021.
•Systems revenue increased by 3% to $426 million for the three months ended September 30, 2022, compared to $415 million during the three months ended September 30, 2021.
•During the three months ended September 30, 2022, we placed 305 da Vinci Surgical Systems, a decrease of 9% compared to 336 systems during the three months ended September 30, 2021.
•As of September 30, 2022, we had a da Vinci Surgical System installed base of approximately 7,364 systems, an increase of 13% compared to the installed base of approximately 6,525 systems as of September 30, 2021.
•Utilization of da Vinci Surgical Systems, measured in terms of procedures per system per year, increased 7% relative to the third quarter of 2021.
•During the three months ended September 30, 2022, we placed 50 Ion systems, an increase of 79% compared to 28 systems during the three months ended September 30, 2021.
•As of September 30, 2022, we had an Ion system installed base of approximately 254 systems, an increase of 159% compared to the installed base of approximately 98 systems as of September 30, 2021.
•Gross profit as a percentage of revenue was 67.6% for the three months ended September 30, 2022, compared to 69.2% for the three months ended September 30, 2021.
•Operating income decreased by 10% to $399 million for the three months ended September 30, 2022, compared to $443 million during the three months ended September 30, 2021. Operating income included $139 million and $123 million of share-based compensation expense related to employee stock plans and $8.2 million and $6.4 million of intangible asset-related charges for the three months ended September 30, 2022, and 2021, respectively.
•As of September 30, 2022, we had $7.39 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments decreased by $1.23 billion, compared to $8.62 billion as of December 31, 2021, primarily as a result of cash used for share repurchases of $1.61 billion, capital expenditures, and taxes paid related to net share settlements of equity awards, as well as unrealized losses on interest-bearing debt securities classified as available for sale, partially offset by cash provided by operating activities and proceeds from stock option exercises and employee stock purchases.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% of total Revenue	2021	% of total Revenue	2022	% of total revenue	2021	% of total revenue
Revenue:
Product	$1,297.5	83%	$1,170.6	83%	$3,806.3	83%	$3,481.2	84%
Service	259.9	17%	232.7	17%	760.9	17%	678.2	16%
Total revenue	1,557.4	100%	1,403.3	100%	4,567.2	100%	4,159.4	100%
Cost of revenue:
Product	421.6	27%	355.8	25%	1,239.9	27%	1,049.1	25%
Service	83.7	5%	76.1	6%	242.2	5%	212.6	5%
Total cost of revenue	505.3	32%	431.9	31%	1,482.1	32%	1,261.7	30%
Product gross profit	875.9	56%	814.8	58%	2,566.4	56%	2,432.1	59%
Service gross profit	176.2	12%	156.6	11%	518.7	12%	465.6	11%
Gross profit	1,052.1	68%	971.4	69%	3,085.1	68%	2,897.7	70%
Operating expenses:
Selling, general and administrative	436.1	28%	363.3	26%	1,245.6	27%	1,039.5	25%
Research and development	217.1	14%	165.5	11%	634.9	15%	487.6	12%
Total operating expenses	653.2	42%	528.8	37%	1,880.5	42%	1,527.1	37%
Income from operations	398.9	26%	442.6	32%	1,204.6	26%	1,370.6	33%
Interest and other income, net	3.9	—%	18.5	1%	7.5	—%	65.5	2%
Income before taxes	402.8	26%	461.1	33%	1,212.1	26%	1,436.1	35%
Income tax expense	78.1	5%	73.9	5%	204.4	4%	90.7	3%
Net income	324.7	21%	387.2	28%	1,007.7	22%	1,345.4	32%
Less: net income attributable to noncontrolling interest in joint venture	0.7	—%	6.7	1%	10.3	—%	21.4	—%
Net income attributable to Intuitive Surgical, Inc.	$324.0	21%	$380.5	27%	$997.4	22%	$1,324.0	32%
Total Revenue
Total revenue increased by 11% to $1.56 billion for the three months ended September 30, 2022, compared to $1.40 billion for the three months ended September 30, 2021, resulting from 15% higher instruments and accessories revenue, driven by approximately 20% higher da Vinci procedure volume, partially offset by foreign currency impacts and customer buying patterns, 12% higher service revenue, and 3% higher systems revenue, driven by higher leasing revenue and a lower proportion of da Vinci system placements under operating leases, partially offset by 9% lower da Vinci system placements.
Total revenue increased by 10% to $4.6 billion for the nine months ended September 30, 2022, compared to $4.2 billion for the nine months ended September 30, 2021, resulting from 14% higher instruments and accessories revenue, driven by approximately 18% higher da Vinci procedure volume, partially offset by foreign currency impacts, customer buying patterns, the effects of the Extended Use Program in 2021, and 12% higher service revenue.

Revenue denominated in foreign currencies as a percentage of total revenue was approximately 22% and 23% for the three and nine months ended September 30, 2022, respectively, and 23% and 22% for the three and nine months ended 2021, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency using the same foreign exchange rates as the prior year same period, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $49 million and $102 million for the three and nine months ended September 30, 2022, respectively. Foreign currency rate fluctuations, net of the impacts from foreign currency hedging, had a favorable impact on OUS total revenue of $5 million and $39 million for the three and nine months ended September 30, 2021, respectively.
Revenue generated in the U.S. accounted for 70% and 67% of total revenue for the three and nine months ended September 30, 2022, respectively, and 68% and 67% for the three and nine months ended 2021, respectively. We believe that U.S. revenue has accounted for the large majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in the OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and system unit placements for the three and nine months ended September 30, 2022, and 2021, respectively (in millions, except percentages and unit placements):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Instruments and accessories	$871.6	$755.4	$2,577.2	$2,257.7
Systems	425.9	415.2	1,229.1	1,223.5
Total product revenue	1,297.5	1,170.6	3,806.3	3,481.2
Services	259.9	232.7	760.9	678.2
Total revenue	$1,557.4	$1,403.3	$4,567.2	$4,159.4
United States	$1,083.0	$952.2	$3,058.9	$2,805.5
OUS	474.4	451.1	1,508.3	1,353.9
Total revenue	$1,557.4	$1,403.3	$4,567.2	$4,159.4
% of Revenue–U.S.	70%	68%	67%	67%
% of Revenue–OUS	30%	32%	33%	33%

Instruments and accessories	$871.6	$755.4	$2,577.2	$2,257.7
Services	259.9	232.7	760.9	678.2
Operating lease revenue	97.5	72.5	273.7	198.8
Total recurring revenue	$1,229.0	$1,060.6	$3,611.8	$3,134.7
% of Total revenue	79%	76%	79%	75%

Da Vinci Surgical Systems Placements by Region:
U.S. unit placements	175	227	511	630
OUS unit placements	130	109	384	332
Total unit placements*	305	336	895	962
*Systems placed under operating leases (included in total unit placements)	113	139	338	374

Da Vinci Surgical Systems Placements involving System Trade-ins:
Unit placements involving trade-ins	71	136	235	393
Unit placements not involving trade-ins	234	200	660	569

Ion Systems Placements**	50	28	125	62
**Systems placed under operating leases (included in total unit placements)	27	19	67	38
Product Revenue
Three Months Ended September 30, 2022
Product revenue increased by 11% to $1.30 billion for the three months ended September 30, 2022, compared to $1.17 billion for the three months ended September 30, 2021.
Instruments and accessories revenue increased by 15% to $872 million for the three months ended September 30, 2022, compared to $755 million for the three months ended September 30, 2021. The increase in instruments and accessories revenue was driven primarily by da Vinci procedure growth of approximately 20% and incremental sales of our advanced instruments, partially offset by foreign currency impacts and customer buying patterns. The third quarter 2022 U.S. da Vinci procedure growth was approximately 18%, driven by strong growth in general surgery procedures, most notably cholecystectomy, bariatric, and hernia repair procedures, as well as moderate growth in the more mature gynecologic and urologic procedures categories. The third quarter 2022 OUS da Vinci procedure growth was approximately 24%, driven by continued growth in urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and earlier stage growth in general surgery (particularly colorectal), gynecologic, and thoracic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic in the three months ended September 30, 2021, as noted in the COVID-19 Pandemic section above. Geographically, the third quarter 2022 OUS da Vinci procedure growth was driven by procedure expansion in a number of markets with particular strength in Japan, China, the UK, Germany, South Korea, and Italy.
Systems revenue increased by 3% to $426 million for the three months ended September 30, 2022, compared to $415 million for the three months ended September 30, 2021. The higher third quarter 2022 systems revenue was primarily driven by higher operating lease revenue and a lower proportion of da Vinci system placements under operating leases, partially offset by fewer da Vinci system placements, lower third quarter 2022 ASPs, lower sales-type lease revenue, and lower lease buyout revenue.
During the third quarter of 2022, 305 da Vinci Surgical Systems were placed compared to 336 systems during the third quarter of 2021. By geography, 175 systems were placed in the U.S., 54 in Europe, 64 in Asia, and 12 in other markets during the third quarter of 2022, compared to 227 systems placed in the U.S., 47 in Europe, 47 in Asia, and 15 in other markets during the third quarter of 2021. The decrease in systems placements was primarily driven by a smaller number of third generation da Vinci systems available for trade-in along with the macroeconomic challenges impacting our U.S. customers. Nevertheless, the incremental systems placements reflect procedure growth, customers trading in da Vinci Si Surgical Systems for fourth generation da Vinci Xi and da Vinci X systems in order to access fourth generation instruments and capabilities as well as to standardize their system portfolio, and further customer validation that da Vinci surgery addresses their quadruple aim objectives. As of September 30, 2022, we had a da Vinci Surgical System installed base of approximately 7,364 systems, compared to the installed base of approximately 6,525 systems as of September 30, 2021.
We placed 130 and 166 da Vinci Surgical Systems under lease or usage-based arrangements, of which 113 and 139 systems were classified as operating leases for the three months ended September 30, 2022, and 2021, respectively. Operating lease revenue, including the impact of Ion systems, was $97.5 million for the three months ended September 30, 2022, compared to $72.5 million for the three months ended September 30, 2021. Da Vinci Surgical Systems placed as operating leases represented 37% of total placements during the third quarter of 2022, compared to 41% during the third quarter of 2021. A total of 1,562 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of September 30, 2022, compared to 1,179 as of September 30, 2021. Revenue from Lease Buyouts was $17.4 million for the three months ended September 30, 2022, compared to $24.7 million for the three months ended September 30, 2021. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems placed under operating lease or usage-based arrangements and Ion systems, was approximately $1.50 million for the three months ended September 30, 2022, compared to approximately $1.57 million for the three months ended September 30, 2021. The lower third quarter 2022 ASP was largely driven by higher pricing discounts and foreign currency impacts, partially offset by favorable product mix and fewer trade-ins. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the third quarter of 2022, 50 Ion systems were placed compared to 28 systems during the third quarter of 2021. As of September 30, 2022, we had an Ion system installed base of approximately 254 systems, compared to the installed base of approximately 98 systems as of September 30, 2021. We placed 29 and 20 Ion systems under lease or usage-based arrangements, of which 27 and 19 systems were classified as operating leases for the three months ended September 30, 2022, and 2021, respectively. Ion systems placed as operating leases represented 54% of total placements during the third quarter of 2022, compared to 68% during the third quarter of 2021. A total of 112 Ion systems were installed at customers under operating or usage-based arrangements as of September 30, 2022, compared to 49 as of September 30, 2021.
Nine Months Ended September 30, 2022
Product revenue increased by 9% to $3.81 billion for the nine months ended September 30, 2022, compared to $3.48 billion for the nine months ended September 30, 2021.
Instruments and accessories revenue increased by 14% to $2.58 billion for the nine months ended September 30, 2022, compared to $2.26 billion for the nine months ended September 30, 2021. The increase in instruments and accessories revenue was primarily driven by da Vinci procedure growth of approximately 18% and incremental sales of our advanced instruments. The increase was partially offset by foreign currency impacts and customer buying patterns in the nine months ended September 30, 2022, and the benefit of stocking orders in the nine months ended September 30, 2021, associated with the launch of our Extended Use Program. The year-to-date 2022 U.S. da Vinci procedure growth was approximately 15%, driven by strong growth in general surgery procedures, most notably cholecystectomy, hernia repair, and bariatric procedures, as well as moderate growth in the more mature gynecologic and urologic procedures categories. The year-to-date 2022 OUS da Vinci procedure growth was approximately 24%, driven by continued growth in urologic procedures, most notably prostatectomy and partial nephrectomy procedures, and earlier stage growth in general surgery (particularly colorectal), gynecologic, and thoracic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above. Geographically, the year-to-date 2022 OUS da Vinci procedure growth was driven by procedure expansion in a number of markets with particular strength in Japan, China, the UK, Germany, and Italy.
Systems revenue increased nominally to $1.23 billion for the nine months ended September 30, 2022, compared to $1.22 billion for the nine months ended September 30, 2021. The increase in systems revenue was primarily driven by higher operating lease revenue and a lower proportion of da Vinci system placements under operating leases, partially offset by fewer da Vinci system placements, lower year-to-date 2022 ASPs, lower sales-type lease revenue, and lower lease buyout revenue.
During the nine months ended September 30, 2022, a total of 895 da Vinci Surgical Systems were placed compared to 962 systems during the nine months ended September 30, 2021. By geography, 511 systems were placed in the U.S., 210 in Europe, 152 in Asia, and 22 in other markets during the nine months ended September 30, 2022, compared to 630 systems placed in the U.S., 169 in Europe, 132 in Asia, and 31 in other markets during the nine months ended September 30, 2021. The decrease in systems placements was primarily driven by a smaller number of third generation da Vinci systems available for trade-in along with the macroeconomic challenges impacting our U.S. customers.
We placed 410 and 471 da Vinci Surgical Systems under lease or usage-based arrangements, of which 338 and 374 systems were classified as operating leases for the nine months ended September 30, 2022, and 2021, respectively. Operating lease revenue, including the impact of Ion systems, was $273.7 million for the nine months ended September 30, 2022, compared to $198.8 million for the nine months ended September 30, 2021. Da Vinci Surgical Systems placed as operating leases represented 38% of total placements during the nine months ended September 30, 2022, compared to 39% during the nine months ended September 30, 2021. Revenue from Lease Buyouts was $55.4 million for the nine months ended September 30, 2022, compared to $69.9 million for the nine months ended September 30, 2021. We expect revenue from Lease Buyouts to fluctuate period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding the impact of systems placed under operating lease or usage-based arrangements and Ion systems, was approximately $1.52 million for the nine months ended September 30, 2022, compared to approximately $1.59 million for the nine months ended September 30, 2021. The lower year-to-date 2022 ASP was largely driven by unfavorable geographic mix, foreign currency impacts, and higher pricing discounts, partially offset by fewer trade-ins and favorable product mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the nine months ended September 30, 2022, 125 Ion systems were placed compared to 62 systems during the nine months ended September 30, 2021. We placed 74 and 43 Ion systems under lease or usage-based arrangements, of which 67 and 38 systems were classified as operating leases for the nine months ended September 30, 2022, and 2021, respectively. Ion systems placed as operating leases represented 54% of total placements during the nine months ended September 30, 2022, compared to 61% during the nine months ended September 30, 2021.
Service Revenue
Service revenue increased by 12% to $260 million for the three months ended September 30, 2022, compared to $233 million for the three months ended September 30, 2021. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by foreign currency impacts.
Service revenue increased by 12% to $761 million for the nine months ended September 30, 2022, compared to $678 million for the nine months ended September 30, 2021. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue, partially offset by foreign currency impacts.
Gross Profit
Product gross profit for the three months ended September 30, 2022, increased by 7% to $876 million, representing 67.5% of product revenue, compared to $815 million, representing 69.6% of product revenue, for the three months ended September 30, 2021. The higher product gross profit for the three months ended September 30, 2022, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the three months ended September 30, 2022, was primarily driven by higher freight and material costs, higher fixed costs from investments to drive growth of the business and strengthen our operating capabilities, unfavorable foreign currency impacts, and lower third quarter 2022 system ASPs.
Product gross profit for the nine months ended September 30, 2022, increased by 6% to $2.57 billion, representing 67.4% of product revenue, compared to $2.43 billion, representing 69.9% of product revenue, for the nine months ended September 30, 2021. The higher product gross profit for the nine months ended September 30, 2022, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the nine months ended September 30, 2022, was primarily driven by higher fixed costs from investments to drive growth of the business and strengthen our operating capabilities, higher freight and material costs, unfavorable foreign currency impacts, and lower year-to-date 2022 system ASPs.
Product gross profit for the three and nine months ended September 30, 2022, included share-based compensation expense of $22.0 million and $61.0 million, respectively, compared with $19.0 million and $50.9 million for the three and nine months ended September 30, 2021, respectively. Product gross profit for the three and nine months ended September 30, 2022, included intangible assets amortization expense of $5.1 million and $12.4 million, respectively, compared with $3.8 million and $13.9 million for the three and nine months ended September 30, 2021, respectively.
Service gross profit for the three months ended September 30, 2022, increased by 13% to $176 million, representing 67.8% of service revenue, compared to $157 million, representing 67.3% of service revenue, for the three months ended September 30, 2021. The higher service gross profit for the three months ended September 30, 2022, was primarily driven by higher service revenue, reflecting a larger installed base of systems. The higher service gross profit margin for the three months ended September 30, 2022, was primarily driven by favorable impacts from the volume and mix of repairs, partially offset by higher infrastructure and freight costs as well as unfavorable foreign currency impacts.
Service gross profit for the nine months ended September 30, 2022, increased by 11% to $519 million, representing 68.2% of service revenue, compared to $466 million, representing 68.7% of service revenue, for the nine months ended September 30, 2021. The higher service gross profit for the nine months ended September 30, 2022, was primarily driven by higher service revenue, reflecting a larger installed base of systems. The lower service gross profit margin for the nine months ended September 30, 2022, was primarily driven by higher infrastructure, freight, and material costs as well as unfavorable foreign currency impacts, partially offset by favorable impacts from the volume and mix of repairs.
Service gross profit for the three and nine months ended September 30, 2022, included share-based compensation expense of $6.3 million and $17.7 million, respectively, compared with $6.0 million and $16.9 million for the three and nine months ended September 30, 2021, respectively. Service gross profit for the three and nine months ended September 30, 2022, included intangible assets amortization expense of $0.8 million and $1.2 million, respectively, compared with $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended September 30, 2022, increased by 20% to $436 million, compared to $363 million for the three months ended September 30, 2021. Selling, general and administrative expenses for the nine months ended September 30, 2022, increased by 20% to $1.25 billion, compared to $1.04 billion for the nine months ended September 30, 2021. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2022, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense, higher variable compensation, and increased infrastructure costs to support our growth, partially offset by favorable foreign currency impacts. In addition, there were higher travel, marketing, and training expenses for the three and nine months ended September 30, 2022, as compared with the prior year.
Selling, general and administrative expenses for the three and nine months ended September 30, 2022, included share-based compensation expense of $68.0 million and $191.0 million, respectively, compared with $62.5 million and $171.3 million for the three and nine months ended September 30, 2021, respectively. Selling, general and administrative expenses for the three and nine months ended September 30, 2022, included intangible assets amortization expense of $1.4 million and $4.6 million, respectively, compared with $1.8 million and $5.4 million for the three and nine months ended September 30, 2021, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended September 30, 2022, increased by 31% to $217 million, compared to $166 million for the three months ended September 30, 2021. The increase in research and development expenses for the three months ended September 30, 2022, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, including future generations of robotics, Ion and SP platform investments, digital investments, and advanced instrumentation. Research and development expenses for the nine months ended September 30, 2022, increased by 30% to $635 million, compared to $488 million for the nine months ended September 30, 2021. The increase in research and development expenses for the nine months ended September 30, 2022, was primarily driven by higher personnel-related expenses, including share-based compensation expense, intangible asset charges, and other project costs incurred to support a broader set of product development initiatives, including Ion and SP platform investments, future generations of robotics, digital investments, and advanced instrumentation.
Research and development expenses for the three and nine months ended September 30, 2022, included share-based compensation expense of $42.3 million and $117.6 million, respectively, compared with $35.4 million and $98.1 million for the three and nine months ended September 30, 2021, respectively. Research and development expenses for the three and nine months ended September 30, 2022, included intangible asset charges of $0.9 million and $11.9 million, respectively, compared with $0.6 million and $5.3 million for the three and nine months ended September 30, 2021, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest and Other Income, Net
Interest and other income, net, for the three months ended September 30, 2022, decreased by 79% to $3.9 million, compared to $18.5 million for the three months ended September 30, 2021. The decrease in interest and other income, net, for the three months ended September 30, 2022, was primarily driven by an unrealized loss on our investment in Broncus (compared to an unrealized gain on our investment in Broncus in the three months ended September 30, 2021), as noted below, and higher foreign exchange losses, partially offset by higher interest income earned, despite lower cash and investment balances, due to an increase in average interest rates.
Interest and other income, net, for the nine months ended September 30, 2022, decreased by 89% to $7.5 million, compared to $65.5 million for nine months ended September 30, 2021. The decrease in interest and other income, net, for the nine months ended September 30, 2022, was primarily driven by unrealized losses on investments resulting from strategic arrangements (compared to unrealized gains on investments resulting from strategic arrangements in the nine months ended September 30, 2021) and higher foreign exchange losses, partially offset by higher interest income earned, despite lower cash and investment balances, due to an increase in average interest rates.
We held an equity investment in preferred shares of Broncus, which was reflected in our Financial Statements on a cost basis. In the first quarter of 2021, we recorded an unrealized gain on our investment in Broncus of approximately $14 million. In September 2021, Broncus completed an IPO of common shares on the Stock Exchange of Hong Kong. Upon completion of the IPO, the preferred shares were converted to common shares in Broncus, and we recognized a net gain on this investment in the three months ended September 30, 2021 of approximately $8 million. We were restricted from selling these shares for a period of six months. For the three and nine months ended September 30, 2022, we recognized an unrealized loss on this investment of approximately $3.3 million and $21.6 million, respectively.
Income Tax Expense
Income tax expense for the three months ended September 30, 2022, was $78.1 million, or 19.4% of income before taxes, compared to $73.9 million, or 16.0% of income before taxes, for the three months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022, was $204.4 million, or 16.9% of income before taxes, compared to $90.7 million, or 6.3% of income before taxes, for the nine months ended September 30, 2021.
Our effective tax rates for the three and nine months ended September 30, 2022, and 2021, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal R&D credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The increase in income tax expense for the three months ended September 30, 2022, was primarily due to the impact of capitalization of R&E and lower excess tax benefits, as discussed below, partially offset by the fact that the tax expense for the three months ended September 30, 2021, included a one-time charge of $11.1 million, which related to intercompany charges for share-based compensation for relevant periods prior to 2020, triggered by additional IRS guidance issued in July 2021 associated with the Ninth Circuit Opinion involving an independent third party.
The increase in income tax expense for the nine months ended September 30, 2022, was primarily due to the impact of capitalization of R&E and lower excess tax benefits, as discussed below, as well as the fact that the effective tax rate for the nine months ended September 30, 2021, included a one-time benefit of $66.4 million from re-measurement of our Swiss deferred tax assets resulting from the extension of the economic useful life of certain intangible assets, partially offset by the one-time charge of $11.1 million related to additional IRS guidance issued associated with the Ninth Circuit Opinion noted above.
Our provision for income taxes for the three and nine months ended September 30, 2022, included excess tax benefits associated with employee equity plans of $18.1 million and $80.4 million, respectively, which reduced our effective tax rate by 4.5 and 6.6 percentage points, respectively. Our provision for income taxes for the three and nine months ended September 30, 2021, included excess tax benefits associated with employee equity plans of $41.9 million and $158.9 million, respectively, which reduced our effective tax rate by 9.1 and 11.1 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under U.S. GAAP, which results in increased income tax expense volatility.
On August 16, 2022, the Inflation Reduction Act was enacted in the United States. The IRA introduces a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The IRA also includes a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. We have considered the applicable tax law changes, and there is no impact to our tax provision for the three and nine months ended September 30, 2022. We will continue to evaluate the impact of these tax law changes on future periods.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three and nine months ended September 30, 2022, was $0.7 million and $10.3 million, respectively. Net income attributable to noncontrolling interest in Joint Venture for the three and nine months ended September 30, 2021, was $6.7 million and $21.4 million, respectively. The decrease in net income attributable to noncontrolling interest in Joint Venture for the three and nine months ended September 30, 2022, was primarily due to a decrease in sales and an increase in selling, general and administrative expenses in China.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments decreased by $1.23 billion to $7.39 billion as of September 30, 2022, from $8.62 billion as of December 31, 2021, primarily from cash used in share repurchases, capital expenditures, and taxes paid related to net share settlements of equity awards, as well as unrealized losses on interest-bearing debt securities classified as available for sale, offset by cash provided by our operations and proceeds from stock option exercises and employee stock purchases.
Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based on our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future. However, we may experience reduced cash flow from operations as a result of the COVID-19 pandemic and the increasing risk of a recession along with other macroeconomic and geopolitical headwinds.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2021, for discussion on the impact of interest rate risk and market risk on our investment portfolio.
Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the nine months ended September 30, 2022, and 2021 (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$1,052.9	$1,521.7
Investing activities	796.0	(1,820.5)
Financing activities	(1,608.8)	24.4
Effect of exchange rates on cash, cash equivalents, and restricted cash	7.9	(2.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$248.0	$(276.7)
Operating Activities
For the nine months ended September 30, 2022, net cash provided by operating activities of $1,053 million exceeded our net income of $1,008 million, primarily due to the following factors:
1.Our net income included non-cash charges of $604 million, consisting primarily of the following significant items: share-based compensation of $386 million; depreciation expense and losses on the disposal of property, plant, and equipment of $239 million; and net losses on investments, accretion, and amortization of $43 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $558 million of cash used in operating activities during the nine months ended September 30, 2022. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $419 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from trade, supply, or other matters. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Prepaid expenses and other assets increased by $97 million, primarily due to an increase in net investments in sales-type leases. Accounts receivable increased by $67 million, primarily due to the timing of billings and collections. Accrued compensation and employee benefits decreased by $42 million, primarily due to payments of 2021 incentive compensation. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $62 million increase in other liabilities, primarily due to additional accruals related to capital expenditures, and a $26 million increase in accounts payable, primarily due to the timing of billing and payments.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2022, consisted primarily of proceeds from maturities and sale of investments, net of purchases, of $1.20 billion, partially offset by $395 million paid for the acquisition of property, plant, and equipment and intellectual property. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022, consisted primarily of cash used in the repurchase of approximately 7.2 million shares of our common stock for $1.61 billion, 4.6 million shares of which related to an accelerated share buyback program executed and settled during the quarter and further described in Note 9 to the Financial Statements, and taxes paid on behalf of employees related to net share settlements of equity awards of $187 million, partially offset by proceeds from stock option exercises and employee stock purchases of $189 million.
Capital Expenditures
Our business is not capital equipment intensive. However, with the growth of our business and our investments in property and facilities and in manufacturing automation, capital investments in these areas have increased. We expect these capital investments to increase significantly in 2022 to a range between $600 million and $700 million. A significant portion of this investment involves the construction of facilities to provide incremental space for growth, consolidate operations to enhance efficiency, and replace leased spaces with owned spaces. These capital investments will also expand our OUS footprint in support of opportunities for growth in key international markets. We intend to fund these capital investments with cash generated from operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended September 30, 2022, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended September 30, 2022.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1 to July 31, 2022	—	$—	—	$3.5	billion
August 1 to August 31, 2022	3,500,481	$217.52	3,500,481	$2.7	billion
September 1 to September 30, 2022	1,096,826	$217.52	1,096,826	$2.5	billion
Total during quarter ended September 30, 2022	4,597,307	$217.52	4,597,307
(1) Since March 2009, we have had an active stock Repurchase Program. As of September 30, 2022, our Board had authorized an aggregate amount of up to $10.0 billion for stock repurchases, of which the most recent authorization occurred in July 2022, when our Board increased the authorized amount available under our stock Repurchase Program to $3.5 billion. The remaining $2.5 billion represents the amount available to repurchase shares under the authorized stock Repurchase Program as of September 30, 2022. The authorized stock Repurchase Program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Sustainability Program Update
We have made significant progress on several fronts with respect to our sustainability program, including the hiring of a Senior Director, Environmental, Social and Governance.
Environmental Stewardship
Our Company is committed to formalizing its external reporting in alignment with a number of well-recognized disclosure standards. We are currently working to scope this commitment appropriately, so that the disclosure methodology we develop is appropriate and can be reported alongside other well-recognized global disclosure standards. We intend to publish the Task Force on Climate-Related Financial Disclosures (“TCFD”) report by the first quarter of 2023.
Inclusion and Diversity
Our Company’s inclusion and diversity (“I&D”) mission is to build an inclusive, equitable, and diverse environment where every individual can belong and flourish – in our company and the communities we serve. We believe that everyone should feel included and fairly treated, and we embrace the unique qualities that make people who they are. We have a four-part strategy, and we made progress in each of these areas in 2022 under the leadership of our Vice President of Global I&D and our Company’s I&D Council.
Diverse workforce: Increase leader and employee representation to fuel innovation and better mirror the patients we serve. To source more diverse candidates and increase our rigor in fair talent selection, we created a dedicated Diversity Talent Attraction team within Talent Acquisition, implemented new sourcing partnerships, and participated in career fair events for women, people of color, veterans, and people with disabilities. We also implemented required training for our recruiters, hiring managers, and interview teams focused on fair and inclusive hiring practices.
Inclusive experience: Make employees from all backgrounds feel welcome, supported, and valued. We continued to build momentum in our employee resource groups (“ERGs”), including the addition of a seventh ERG for the Hispanic/Latinx community and the introduction of a new “cultural moments” approach to communication. We rolled out Inclusive Leadership training to all senior leaders at the VP level and above. We participated in the Disability Equality Index and were named a “Best Place to Work for Disability Inclusion.”

Fair practices: Openly share progress and continuously improve our people practices in areas such as representation, pay equity, and promotion practices. We completed a self-ID campaign with our U.S. employees in February and, in September, we provided an expanded view of our employee diversity data, including our U.S. EEO-1 consolidated report, on our website at https://www.intuitive.com/en-us/about-us/company/inclusion-diversity/fair-practices.
Industry engagement: Engage with the healthcare community, suppliers, partners, and shareholders to drive positive change. We launched a new section of our website focused on I&D, and we continued to grow our customer Women in da Vinci Surgery community. We also engaged with third parties to bring specialized resources to better support our employees, including Disability:IN, Catalyst, and a gender identity consultant.
Cybersecurity
In 2022, our cybersecurity systems and processes achieved International Standards Organization (ISO) 27001 certification and continued to adhere to National Institute of Science and Technology guidelines. In addition, we work with third-party security rating organizations and government agencies to evaluate information security practices. All employees receive annual training on our information security policy in addition to ongoing information security training across a variety of topics and trends. Our senior leaders hold quarterly reviews of our information and product security. Our Board of Directors reviews information and product security matters several times a year.

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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTUITIVE SURGICAL, INC.

By:	/s/ JAMIE E. SAMATH
Jamie E. Samath
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: October 21, 2022