Form 10-Q
period 2023-03-31
INTUITIVE SURGICAL INC
filed 2023-04-20
CIK 1035267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 350,398,068 shares of Common Stock, $0.001 par value per share, outstanding as of April 17, 2023.

INTUITIVE SURGICAL, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

in millions (except par values)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,143.0	$1,581.2
Short-term investments	2,549.2	2,536.7
Accounts receivable, net	925.3	942.1
Inventory	946.6	893.2
Prepaids and other current assets	312.9	299.8
Total current assets	6,877.0	6,253.0
Property, plant, and equipment, net	2,580.2	2,374.2
Long-term investments	1,886.4	2,623.6
Deferred tax assets	644.7	664.6
Intangible and other assets, net	716.3	710.1
Goodwill	348.6	348.5
Total assets	$13,053.2	$12,974.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164.1	$147.0
Accrued compensation and employee benefits	260.9	401.6
Deferred revenue	417.8	397.3
Other accrued liabilities	464.6	476.2
Total current liabilities	1,307.4	1,422.1
Other long-term liabilities	451.6	439.3
Total liabilities	1,759.0	1,861.4
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 2.5 shares authorized, $0.001 par value, issuable in series; zero shares issued and outstanding as of March 31, 2023, and December 31, 2022	—	—
Common stock, 600.0 shares authorized, $0.001 par value, 350.4 shares and 350.0 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	0.4	0.4
Additional paid-in capital	7,928.4	7,703.9
Retained earnings	3,397.4	3,500.1
Accumulated other comprehensive loss	(108.5)	(162.5)
Total Intuitive Surgical, Inc. stockholders’ equity	11,217.7	11,041.9
Noncontrolling interest in joint venture	76.5	70.7
Total stockholders’ equity	11,294.2	11,112.6
Total liabilities and stockholders’ equity	$13,053.2	$12,974.0
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
in millions (except per share amounts)	2023	2022
Revenue:
Product	$1,413.0	$1,238.4
Service	283.2	249.3
Total revenue	1,696.2	1,487.7
Cost of revenue:
Product	493.0	397.3
Service	90.2	80.7
Total cost of revenue	583.2	478.0
Gross profit	1,113.0	1,009.7
Operating expenses:
Selling, general and administrative	480.5	391.1
Research and development	244.9	210.5
Total operating expenses	725.4	601.6
Income from operations	387.6	408.1
Interest and other income (expense), net	34.2	(5.7)
Income before taxes	421.8	402.4
Income tax expense	61.0	33.0
Net income	360.8	369.4
Less: net income attributable to noncontrolling interest in joint venture	5.5	3.8
Net income attributable to Intuitive Surgical, Inc.	$355.3	$365.6
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.01	$1.02
Diluted	$1.00	$1.00
Shares used in computing net income per share attributable to Intuitive Surgical, Inc.:
Basic	350.2	358.4
Diluted	356.0	366.7

Other comprehensive income (loss), net of tax:
Unrealized gains on hedge instruments	$2.5	$1.0
Unrealized gains (losses) on available-for-sale securities	37.6	(90.7)
Foreign currency translation gains	14.2	3.5
Prior service cost for employee benefit plans	—	0.1
Other comprehensive income (loss)	54.3	(86.1)
Total comprehensive income	415.1	283.3
Less: comprehensive income attributable to noncontrolling interest	5.8	4.2
Total comprehensive income attributable to Intuitive Surgical, Inc.	$409.3	$279.1
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

INTUITIVE SURGICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
in millions	2023	2022
Operating activities:
Net income	$360.8	$369.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and loss on disposal of property, plant, and equipment	87.7	77.7
Amortization of intangible assets	5.0	6.1
Gain on sale of business	—	(3.8)
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	4.9	26.0
Deferred income taxes	9.3	(14.4)
Share-based compensation expense	139.8	120.8
Amortization of contract acquisition assets	7.4	6.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	16.9	(123.4)
Inventory	(127.1)	(120.1)
Prepaids and other assets	(27.3)	(21.7)
Accounts payable	16.9	(1.9)
Accrued compensation and employee benefits	(140.6)	(130.3)
Deferred revenue	24.2	11.4
Other liabilities	(6.5)	20.6
Net cash provided by operating activities	371.4	223.0
Investing activities:
Purchase of investments	(3.5)	(1,187.3)
Proceeds from sales of investments	26.3	—
Proceeds from maturities of investments	744.4	1,067.7
Purchase of property, plant, and equipment	(194.1)	(93.6)
Acquisition of businesses, net of cash, and intellectual property and other investing activities	—	(1.5)
Net cash provided by (used in) investing activities	573.1	(214.7)
Financing activities:
Proceeds from issuance of common stock relating to employee stock plans	100.2	80.0
Taxes paid related to net share settlement of equity awards	(129.7)	(172.2)
Repurchase of common stock	(350.0)	(106.5)
Payment of deferred purchase consideration	(1.7)	(1.2)
Net cash used in financing activities	(381.2)	(199.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.8	3.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	565.1	(187.8)
Cash, cash equivalents, and restricted cash, beginning of period	1,600.7	1,306.0
Cash, cash equivalents, and restricted cash, end of period	$2,165.8	$1,118.2
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

In this report, “Intuitive Surgical,” “Intuitive,” the “Company,” “we,” “us,” and “our” refer to Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries.
NOTE 1.    DESCRIPTION OF THE BUSINESS
Intuitive Surgical, Inc. (“Intuitive” or the “Company”) develops, manufactures, and markets da Vinci® Surgical Systems and the Ion® endoluminal system. The Company’s products and related services enable physicians and healthcare providers to improve the quality of and access to minimally invasive care. The systems consist of a surgeon console or consoles, a patient-side cart, and a high-performance vision system and use proprietary instruments and accessories.
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Intuitive Surgical, Inc. and its wholly and majority-owned subsidiaries have been prepared on a consistent basis with the audited Consolidated Financial Statements for the fiscal year ended December 31, 2022, and include all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the Financial Statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 10, 2023. The results of operations for the first three months of 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.
The Financial Statements include the results and balances of the Company’s majority-owned joint ventures, Intuitive Surgical-Fosun Medical Technology (Shanghai) Co., Ltd. and Intuitive Surgical-Fosun (HongKong) Co., Ltd. (collectively, the “Joint Venture”), with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”). The Company holds a controlling financial interest in the Joint Venture, and the noncontrolling interest is reflected as a separate component of the consolidated stockholders’ equity. The noncontrolling interest’s share of the earnings in the Joint Venture is presented separately in the Condensed Consolidated Statements of Comprehensive Income.
Risks and Uncertainties
The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic and geopolitical factors in the U.S. and globally, including the supply chain environment, inflationary pressure, rising interest rates, instability in the global financial markets, labor shortages, significant disruptions in the commodities’ markets as a result of the Russia and Ukraine conflict, the introduction of or changes in tariffs, trade barriers, or regulatory requirements, and uncertain or reduced demand, as well as the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.
The Company continues to experience difficulties in obtaining a sufficient supply of a number of component materials used in its products, such as semiconductor components as well as a range of other materials including, but not limited to, metals and polymers, as global supply has become significantly constrained due to increased demand for certain materials. Additionally, prices of such materials have increased due to the increased demand and supply shortages. With rising interest rates, access to credit may become more difficult, and any insolvency of the Company’s key suppliers, including sole-source and single-source suppliers, may exacerbate current supply chain challenges. Also, liquidity concerns in the broader financial services industry could result in delayed access or loss of access to the Company’s key suppliers’ uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. The Company is engaged in activities to seek to mitigate supply disruptions, but the global supply chain shortages will remain a challenge in the mid-term.
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
Hospitals are also experiencing challenges with staffing and cost pressures that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, rising interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. To the extent macroeconomic conditions remain challenging, it is likely that hospitals’ spend on capital equipment will be adversely impacted. In addition, as competition progresses in various markets, longer selling cycles and pricing pressures are likely to result. As of the date of issuance of these Financial Statements, the extent to which these macroeconomic factors may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits exceed insured limits. Market conditions could impact the viability of these institutions. To date, these market conditions and liquidity concerns have not impacted our results of operations. However, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
Recently Adopted Accounting Pronouncements
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The Company adopted ASU 2022-02 on January 1, 2023, on a prospective basis. There was no impact of the adoption of ASU 2022-02 on the Company’s Financial Statements in the three months ended March 31, 2023.
Recently Issued Accounting Pronouncements
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's Financial Statements.
Significant Accounting Policies
There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance, to the Company.
NOTE 3.    FINANCIAL INSTRUMENTS
Cash, Cash Equivalents, and Investments
The following tables summarize the Company’s cash and available-for-sale debt securities’ amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit loss, and fair value by significant investment category reported as cash and cash equivalents, short-term investments, or long-term investments as of March 31, 2023, and December 31, 2022 (in millions):

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
March 31, 2023
Cash	$605.2	$—	$—	$—	$605.2	$605.2	$—	$—
Level 1:
Money market funds	1,537.8	—	—	—	1,537.8	1,537.8	—	—
U.S. treasuries	2,279.0	—	(69.7)	—	2,209.3	—	1,522.6	686.7
Subtotal	3,816.8	—	(69.7)	—	3,747.1	1,537.8	1,522.6	686.7
Level 2:
Corporate debt securities	1,789.2	—	(60.3)	(1.1)	1,727.8	—	769.6	958.2
U.S. government agencies	400.4	—	(15.3)	—	385.1	—	210.5	174.6
Municipal securities	118.2	—	(4.8)	—	113.4	—	46.5	66.9
Subtotal	2,307.8	—	(80.4)	(1.1)	2,226.3	—	1,026.6	1,199.7
Total assets measured at fair value	$6,729.8	$—	$(150.1)	$(1.1)	$6,578.6	$2,143.0	$2,549.2	$1,886.4

						Reported as:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss	Fair Value	Cash and Cash Equivalents	Short- term Investments	Long- term Investments
December 31, 2022
Cash	$497.2	$—	$—	$—	$497.2	$497.2	$—	$—
Level 1:
Money market funds	1,084.0	—	—	—	1,084.0	1,084.0	—	—
U.S. treasuries	2,715.2	—	(96.6)	—	2,618.6	—	1,542.4	1,076.2
Subtotal	3,799.2	—	(96.6)	—	3,702.6	1,084.0	1,542.4	1,076.2
Level 2:
Commercial paper	20.0	—	—	—	20.0	—	20.0	—
Corporate debt securities	2,022.0	—	(76.0)	(1.1)	1,944.9	—	651.8	1,293.1
U.S. government agencies	447.2	—	(19.9)	—	427.3	—	247.8	179.5
Municipal securities	155.5	—	(6.0)	—	149.5	—	74.7	74.8
Subtotal	2,644.7	—	(101.9)	(1.1)	2,541.7	—	994.3	1,547.4
Total assets measured at fair value	$6,941.1	$—	$(198.5)	$(1.1)	$6,741.5	$1,581.2	$2,536.7	$2,623.6
The following table summarizes the contractual maturities of the Company’s cash equivalents and available-for-sale debt securities (excluding money market funds), as of March 31, 2023 (in millions):

	Amortized Cost	Fair Value
Mature in less than one year	$2,602.1	$2,549.2
Mature in one to five years	1,984.7	1,886.4
Total	$4,586.8	$4,435.6
Actual maturities may differ from contractual maturities, because certain borrowers have the right to call or prepay certain obligations. Gross realized gains and losses recognized on the sale of investments were immaterial for the periods presented.
As of March 31, 2023, and December 31, 2022, net unrealized losses on available-for-sale debt securities, net of tax, of $116.6 million and $154.2 million, respectively, were included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

The following tables present the breakdown of the available-for-sale debt securities with unrealized losses as of March 31, 2023, and December 31, 2022 (in millions):

	March 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$71.7	$(0.8)	$2,137.6	$(68.9)	$2,209.3	$(69.7)
Corporate debt securities	159.6	(2.0)	1,550.3	(58.3)	1,709.9	(60.3)
U.S. government agencies	9.7	(0.3)	375.4	(15.0)	385.1	(15.3)
Municipal securities	—	—	113.4	(4.8)	113.4	(4.8)
Total	$241.0	$(3.1)	$4,176.7	$(147.0)	$4,417.7	$(150.1)

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$731.7	$(26.0)	$1,886.9	$(70.6)	$2,618.6	$(96.6)
Corporate debt securities	631.4	(17.6)	1,221.9	(58.4)	1,853.3	(76.0)
U.S. government agencies	102.7	(4.4)	324.6	(15.5)	427.3	(19.9)
Municipal securities	44.6	(1.1)	104.9	(4.9)	149.5	(6.0)
Total	$1,510.4	$(49.1)	$3,538.3	$(149.4)	$5,048.7	$(198.5)
The Company’s investments may consist of money market funds, U.S. treasury and U.S. government agency securities, high-quality corporate notes and bonds, commercial paper, non-U.S. government agency securities, and taxable and tax-exempt municipal notes. The Company regularly reviews its investments and evaluates the current expected credit loss by considering factors such as historical experience, market data, financial condition and near-term prospects of the investee, the extent of any losses related to the credit of the issuer, and the expected cash flows from the security. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The basis for this assumption is that these securities have consistently high credit ratings by rating agencies, have a long history with no credit losses, are explicitly guaranteed by a sovereign entity, which can print its own currency, and are denominated in a currency that is routinely held by central banks, used in international commerce, and commonly viewed as a reserve currency.
The current unrealized losses on the Company’s available-for-sale debt securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. As of March 31, 2023, the Company does not intend to sell the investments in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell any of the investments before recovery of their amortized cost basis, which may be at maturity. Therefore, the Company does not expect to realize any losses on these available-for-sale debt securities. Additional factors considered in determining the treatment of unrealized losses include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, and the expected cash flows from the security.
For the three months ended March 31, 2023, and 2022, credit losses related to available-for-sales debt securities were not material.
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

The following table is a summary of the activity related to equity investments (in millions):

					Reported as:
	December 31, 2022 Carrying Value	Changes in Fair Value (1)	Purchases / Sales / Other (2)	March 31, 2023 Carrying Value	Prepaids and other current assets	Intangible and other assets, net
Equity investments with readily determinable value (Level 1)	$4.3	$(0.4)	$(2.7)	$1.2	$1.2	$—
Equity investments without readily determinable value (Level 2)	$59.1	$0.5	$4.0	$63.6	$—	$63.6

(1) Recorded in interest and other income (expense), net.
(2) Other includes foreign currency translation gains/(losses).
For the three months ended March 31, 2023, the Company recognized a decrease in fair value of $0.4 million on its equity investments with readily determinable market values (Level 1), which was reflected in interest and other income (expense), net. For the three months ended March 31, 2023, the Company recognized an increase in fair value of $0.5 million due to changes in observable prices for certain equity investments that lack readily determinable market values (Level 2), which was also reflected in interest and other income (expense), net.
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
These derivative instruments are used to hedge against balance sheet foreign currency exposures. The related gains and losses were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Recognized gains (losses) in interest and other income (expense), net	$(3.3)	$6.8
Foreign exchange gains (losses) related to balance sheet re-measurement	$5.4	$(10.1)

The notional amounts for derivative instruments provide one measure of the transaction volume. Total gross notional amounts (in USD) for outstanding derivatives and the aggregate gross fair value at the end of each period were as follows (in millions):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Notional amounts:
Forward contracts	$222.9	$188.4	$513.3	$496.3
Gross fair value recorded in:
Prepaids and other current assets	$2.8	$1.8	$1.7	$4.3
Other accrued liabilities	$3.4	$5.3	$3.6	$4.2
NOTE 4.    BALANCE SHEET DETAILS AND OTHER FINANCIAL INFORMATION
Balance Sheet Details
The following tables provide details of selected balance sheet line items (in millions):

	As of
Accounts receivable, net	March 31, 2023	December 31, 2022
Trade accounts receivable, net	$844.5	$864.9
Unbilled accounts receivable and other	94.5	91.7
Sales returns and allowances	(13.7)	(14.5)
Total accounts receivable, net	$925.3	$942.1

	As of
Inventory	March 31, 2023	December 31, 2022
Raw materials	$386.5	$382.9
Work-in-process	145.1	159.9
Finished goods	415.0	350.4
Total inventory	$946.6	$893.2

	As of
Prepaids and other current assets	March 31, 2023	December 31, 2022
Net investment in sales-type leases – short-term	$132.1	$131.2
Other prepaids and other current assets	180.8	168.6
Total prepaids and other current assets	$312.9	$299.8

	As of
Other accrued liabilities – short-term	March 31, 2023	December 31, 2022
Income and other taxes payable	$125.4	$96.1
Accrued construction-related capital expenditures	71.2	50.3
Litigation-related accruals	3.2	23.0
Other accrued liabilities	264.8	306.8
Total other accrued liabilities – short-term	$464.6	$476.2

	As of
Other long-term liabilities	March 31, 2023	December 31, 2022
Income taxes – long-term	$293.7	$288.0
Deferred revenue – long-term	44.7	41.0
Other long-term liabilities	113.2	110.3
Total other long-term liabilities	$451.6	$439.3
Supplemental Cash Flow Information
The following table provides supplemental non-cash investing and financing activities (in millions):

	Three Months Ended March 31,
	2023	2022
Equipment transfers, including operating lease assets, from inventory to property, plant, and equipment	$89.6	$60.9
Acquisition of property, plant, and equipment in accounts payable and accrued liabilities	$80.2	$53.5
NOTE 5.    REVENUE AND CONTRACT ACQUISITION COSTS
The following table presents revenue disaggregated by types and geography (in millions):

	Three Months Ended March 31,
U.S.	2023	2022
Instruments and accessories	$701.4	$550.6
Systems	221.8	248.3
Services	186.7	165.9
Total U.S. revenue	$1,109.9	$964.8

Outside of U.S. (“OUS”)
Instruments and accessories	$284.2	$259.7
Systems	205.6	179.8
Services	96.5	83.4
Total OUS revenue	$586.3	$522.9

Total
Instruments and accessories	$985.6	$810.3
Systems	427.4	428.1
Services	283.2	249.3
Total revenue	$1,696.2	$1,487.7
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which revenue has not yet been recognized. A significant portion of these performance obligations relate to service obligations in the Company’s system sale and lease arrangements that will be satisfied and recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations was $1.95 billion as of March 31, 2023. The remaining performance obligations are expected to be satisfied over the term of the system sale, lease, and service arrangements. Approximately 42% of the remaining performance obligations are expected to be recognized in the next 12 months with the remainder recognized thereafter over the term of the system sale, lease, and service arrangements, which are generally up to 5 years.

Contract Assets and Liabilities
The following information summarizes the Company’s contract assets and liabilities (in millions):

	As of
	March 31, 2023	December 31, 2022
Contract assets	$49.4	$45.0
Deferred revenue	$462.5	$438.3
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
During the three months ended March 31, 2023, the Company recognized $184.6 million of revenue that was included in the deferred revenue balance as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized $172.0 million of revenue that was included in the deferred revenue balance as of December 31, 2021.
Intuitive System Leasing
The following table presents product revenue from Intuitive System Leasing arrangements (in millions):

	Three Months Ended March 31,
	2023	2022
Sales-type lease revenue	$23.0	$35.6
Operating lease revenue*	$112.0	$83.2

*Variable lease revenue relating to usage-based arrangements included within operating lease revenue	$46.0	$24.9
Trade Accounts Receivable
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. For the three months ended March 31, 2023, and 2022, bad debt expense was not material.
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

	As of
	March 31, 2023	December 31, 2022
Gross lease receivables	$436.4	$449.4
Unearned income	(14.4)	(14.4)
Subtotal	422.0	435.0
Allowance for credit loss	(3.0)	(3.0)
Net investment in sales-type leases	$419.0	$432.0
Reported as:
Prepaids and other current assets	$132.1	$131.2
Intangible and other assets, net	286.9	300.8
Net investment in sales-type leases	$419.0	$432.0
Contractual maturities of gross lease receivables as of March 31, 2023, are as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$106.0
2024	131.0
2025	100.3
2026	64.3
2027	30.8
2028 and thereafter	4.0
Total	$436.4
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
The Company manages the credit risk in net investment in sales-type leases using a number of factors, including, but not limited to the following: size of operations; profitability, liquidity, and debt ratios; payment history; and past due amounts. The Company also uses credit scores obtained from external providers as a key indicator for the purposes of determining credit quality. The following table summarizes the amortized cost basis by year of origination and by credit quality for the net investment in sales-type leases as of March 31, 2023 (in millions):

	2023	2022	2021	2020	2019	Prior	Net Investment
Credit Rating:
High	$15.3	$87.3	$78.6	$44.1	$11.8	$1.4	$238.5
Moderate	8.1	67.8	61.8	24.5	7.8	3.5	173.5
Low	0.2	3.6	4.0	2.2	—	—	10.0
Total	$23.6	$158.7	$144.4	$70.8	$19.6	$4.9	$422.0
For the three months ended March 31, 2023, and 2022, credit losses related to net investment in sales-type leases were not material.
NOTE 7.    GOODWILL AND INTANGIBLE ASSETS
Acquisitions
There were no acquisitions in the three months ended March 31, 2023, and 2022.

Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance as of December 31, 2022	$348.5
Acquisition activity	—
Translation and other	0.1
Balance as of March 31, 2023	$348.6
Intangible Assets
The following table summarizes the components of gross intangible assets, accumulated amortization, and net intangible assets balances as of March 31, 2023, and December 31, 2022 (in millions):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$199.1	$(170.7)	$28.4	$199.1	$(167.4)	$31.7
Distribution rights and others	10.6	(7.6)	3.0	11.0	(7.4)	3.6
Customer relationships	32.7	(19.3)	13.4	32.6	(18.1)	14.5
Total intangible assets	$242.4	$(197.6)	$44.8	$242.7	$(192.9)	$49.8
Amortization expense related to intangible assets was $5.0 million and $6.1 million for the three months ended March 31, 2023, and 2022, respectively.
The estimated future amortization expense related to intangible assets as of March 31, 2023, is as follows (in millions):

Fiscal Year	Amount
Remainder of 2023	$14.2
2024	15.0
2025	10.3
2026	3.4
2027	1.0
2028 and thereafter	0.9
Total	$44.8
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
On May 30, 2019, Ethicon filed a complaint with the USITC, asserting infringement of U.S. Patent Nos. 9,884,369 (“’369”); 7,490,749 (“’749”); 9,844,379 (“’379”); 9,113,874 (“’874”); and 8,479,969 (“’969”). On June 28, 2019, the USITC voted to institute an investigation (No. 337-TA-1167) with respect to the claims in this complaint. The accused products include the Company’s EndoWrist 30, EndoWrist 45, SureForm 45, and SureForm 60 Staplers, as well as the stapler reload cartridges. In March 2020, Ethicon dismissed its claims concerning the ’749 patent. The evidentiary hearing took place in February 2021. On March 26, 2021, the U.S. Patent Trial and Appeal Board (“PTAB”) issued a Final Written Decision in which it found the claims in the ’379 patent asserted against the Company in this USITC proceeding to be invalid. On June 8, 2021, the Chief Administrative Law Judge issued an Initial Determination concluding that (1) the accused products do not infringe the asserted claims in the ’874 or ’969 patents; (2) the asserted claims in the ’874 and ’969 patents are invalid; (3) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’369 patent; (4) the accused SureForm staplers and associated reload cartridges infringe two claims of the ’379 patent; and (5) the Company was estopped from contending that the asserted claims in the ’379 patent are invalid. Ethicon has not challenged the Initial Determination with regard to the findings that absolve Intuitive of any liability regarding the accused EndoWrist staplers and associated reload cartridges. On October 14, 2021, the USITC issued its Opinion in which it made the following rulings: (1) the USITC absolved Intuitive from any liability regarding the ’874, ’969, and ’369 patents; and (2) the USITC found that, while the SureForm staplers and their associated reload cartridges infringe the asserted claims in the ’379 patent, it has suspended the imposition of any remedial order pending an opinion from the U.S. Court of Appeal for the Federal Circuit of whether the Patent and Trademark Office correctly found the asserted claims in this patent to be invalid. On May 23, 2022, the U.S. Court of Appeal for the Federal Circuit affirmed the earlier PTAB Final Written Decision invalidating the asserted claims in the ’379 patent. A hearing before the U.S. Court of Appeal for the Federal Circuit occurred on March 8, 2023, on Ethicon’s appeal of the USITC’s Opinion. An adverse ruling on Ethicon’s appeal of the USITC’s Opinion could result in a prohibition on importing the accused SureForm products into the U.S. or necessitating workarounds. Based on currently available information, the Company does not believe that any losses arising from this matter would be material.
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
NOTE 9.    STOCKHOLDERS’ EQUITY
Stockholders’ Equity
The following tables present the changes in stockholders’ equity (in millions):

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	350.0	$0.4	$7,703.9	$3,500.1	$(162.5)	$11,041.9	$70.7	$11,112.6
Issuance of common stock through employee stock plans	2.4	—	100.2	—	—	100.2	—	100.2
Shares withheld related to net share settlement of equity awards	(0.5)	—	(5.9)	(123.8)	—	(129.7)	—	(129.7)
Share-based compensation expense related to employee stock plans	—	—	146.0	—	—	146.0	—	146.0
Repurchase and retirement of common stock	(1.5)	—	(15.8)	(334.2)	—	(350.0)	—	(350.0)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	355.3	—	355.3	—	355.3
Other comprehensive income (loss)	—	—	—	—	54.0	54.0	0.3	54.3
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	5.5	5.5
Ending balance	350.4	$0.4	$7,928.4	$3,397.4	$(108.5)	$11,217.7	$76.5	$11,294.2

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Intuitive Surgical, Inc. Stockholders’ Equity	Noncontrolling Interest in Joint Venture	Total Stockholders’ Equity
	Shares	Amount
Beginning balance	357.7	$0.4	$7,164.0	$4,760.9	$(24.2)	$11,901.1	$50.4	$11,951.5
Issuance of common stock through employee stock plans	2.2	—	80.0	—	—	80.0	—	80.0
Shares withheld related to net share settlement of equity awards	(0.6)	—	(6.1)	(166.1)	—	(172.2)	—	(172.2)
Share-based compensation expense related to employee stock plans	—	—	120.8	—	—	120.8	—	120.8
Repurchase and retirement of common stock	(0.4)	—	(4.1)	(102.4)	—	(106.5)	—	(106.5)
Net income attributable to Intuitive Surgical, Inc.	—	—	—	365.6	—	365.6	—	365.6
Other comprehensive income (loss)	—	—	—	—	(86.5)	(86.5)	0.4	(86.1)
Net income attributable to noncontrolling interest in joint venture	—	—	—	—	—	—	3.8	3.8
Ending balance	358.9	$0.4	$7,354.6	$4,858.0	$(110.7)	$12,102.3	$54.6	$12,156.9
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized an aggregate of $10.0 billion of funding for the Company’s common stock repurchase program (the “Repurchase Program”) since its establishment in March 2009. The most recent authorization occurred in July 2022, when the Board increased the authorized amount available under the Repurchase Program to $3.5 billion, including amounts remaining under previous authorization. As of March 31, 2023, the remaining amount of share repurchases authorized by the Board under the Repurchase Program was approximately $1.1 billion.
The following table summarizes stock repurchase activities (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Shares repurchased	1.5	0.4
Average price per share	$238.1	$268.0
Value of shares repurchased	$350.0	$106.5
As a provision of the Inflation Reduction Act enacted in the U.S. during 2022, the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net stock repurchases after December 31, 2022. For the three months ended March 31, 2023, no excise tax was accrued, as the aggregate fair market value of the Company’s stock issuances exceeded the fair market value of stock repurchases.

Accumulated Other Comprehensive Loss, Net of Tax, Attributable to Intuitive Surgical, Inc.
The components of accumulated other comprehensive loss, net of tax, attributable to Intuitive Surgical, Inc. are as follows (in millions):

	Three Months Ended March 31, 2023
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$(2.9)	$(154.2)	$(6.6)	$1.2	$(162.5)
Other comprehensive income (loss) before reclassifications	3.7	37.8	13.9	—	55.4
Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)	(0.2)	—	—	(1.4)
Net current-period other comprehensive income (loss)	2.5	37.6	13.9	—	54.0
Ending balance	$(0.4)	$(116.6)	$7.3	$1.2	$(108.5)

	Three Months Ended March 31, 2022
	Gains (Losses) on Hedge Instruments	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Gains (Losses)	Employee Benefit Plans	Total
Beginning balance	$4.5	$(16.0)	$(7.9)	$(4.8)	$(24.2)
Other comprehensive income (loss) before reclassifications	3.7	(90.8)	3.1	—	(84.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(2.7)	0.1	—	0.1	(2.5)
Net current-period other comprehensive income (loss)	1.0	(90.7)	3.1	0.1	(86.5)
Ending balance	$5.5	$(106.7)	$(4.8)	$(4.7)	$(110.7)
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications were as follows (in millions):

	Three Months Ended March 31,
Available-for-sale securities	2023	2022
Income tax benefit (expense) for net gains (losses) recorded in other comprehensive income (loss)	$(10.9)	$29.7
The tax impacts for amounts recognized in other comprehensive income (loss) before reclassifications for hedge instruments, foreign currency translation, and employee benefit plans for the three months ended March 31, 2023, and 2022, were not material to the Company’s Financial Statements. The tax impacts for amounts reclassified from accumulated other comprehensive loss relating to hedge instruments, available-for-sale securities, foreign currency translation, and employee benefit plans for the three months ended March 31, 2023, and 2022, were not material to the Company’s Financial Statements.
NOTE 10.    SHARE-BASED COMPENSATION
As of March 31, 2023, the total number of shares of common stock reserved for issuance under the 2010 Incentive Award Plan was 110,350,000. Approximately 21.2 million shares were reserved for future issuance under the Company’s stock plans, and a maximum of approximately 9.2 million of these shares can be awarded as restricted stock units (“RSUs”).

Restricted Stock Units
A summary of RSUs activity under all stock plans for the three months ended March 31, 2023, is presented as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested balance as of December 31, 2022	4.6	$241.47
RSUs granted	2.2	$230.07
RSUs vested	(1.5)	$223.07
RSUs forfeited	—	$250.75
Unvested balance as of March 31, 2023	5.3	$241.84
Stock Options
A summary of stock option activity under all stock plans for the three months ended March 31, 2023, is presented as follows (in millions, except per share amounts):

	Stock Options Outstanding
	Number Outstanding	Weighted-Average Exercise Price Per Share
Balance as of December 31, 2022	10.8	$144.86
Options granted	0.7	$229.86
Options exercised	(0.6)	$73.91
Options forfeited/expired	—	$264.19
Balance as of March 31, 2023	10.9	$153.45
As of March 31, 2023, options to purchase an aggregate of 8.6 million shares of common stock were exercisable at a weighted average price of $127.98 per share.
Performance Stock Units
In 2022, the Company began granting performance stock units (“PSUs”) to officers and other key employees subject to three-year cliff vesting and pre-established, quantitative goals. Whether any PSUs vest, and the amount that does vest, is tied to completion of service over three years and the achievement of three equally-weighted, quantitative goals that directly align with or help drive the Company’s strategy and long-term total shareholder return.
The 2022 PSU grant metrics are focused on relative total shareholder return (“TSR”), year-over-year da Vinci procedure growth for 2023, and two-year compound annual da Vinci procedure growth for 2024. The 2023 PSU grant metrics are focused on relative TSR, da Vinci and Ion procedure growth in 2024 compared to 2022, and da Vinci and Ion procedure growth in 2025 compared to 2022. The TSR metric is considered a market condition, and the expense is determined at the grant date. The procedure growth metrics are considered performance conditions, and the expense is recorded based on the forecasted performance, which is reassessed each reporting period based on the probability of achieving the performance conditions. The number of shares earned at the end of the three-year period will vary, based on actual performance, from 0% to 125% of the target number of PSUs granted. PSUs are subject to forfeiture if employment terminates prior to the vesting date. PSUs are not considered issued or outstanding shares of the Company.
The Company calculates the fair value for each component of the PSUs individually. The fair value for the component with the TSR metric was determined using Monte Carlo simulation. The fair value per share for the components with the procedure growth metrics is equal to the closing stock price on the grant date.

PSU activity for the three months ended March 31, 2023, was as follows (in millions, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2022	0.1	$299.32
Granted	0.1	$235.84
Vested	—	$—
Performance change	—	$—
Forfeited	—	$—
Unvested balance as of March 31, 2023	0.2	$256.44
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees purchased approximately 0.3 million shares for $59.9 million and approximately 0.2 million shares for $47.8 million during the three months ended March 31, 2023, and 2022, respectively.
Share-based Compensation Expense
The following table summarizes share-based compensation expense for the three months ended March 31, 2023, and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of sales – products (before capitalization)	$23.0	$18.7
Amounts capitalized into inventory (1)	(18.8)	—
Amounts recognized in income for amounts previously capitalized in inventory	12.6	—
Cost of sales – products	$16.8	$18.7
Cost of sales – services	7.0	5.6
Total cost of sales	23.8	24.3
Selling, general, and administrative	66.7	60.3
Research and development	50.1	36.8
Share-based compensation expense before income taxes	140.6	121.4
Income tax benefit	28.0	27.2
Share-based compensation expense after income taxes	$112.6	$94.2

(1) Share-based compensation expense subject to capitalization into inventory was not material during the quarter ended March 31, 2022, and, therefore, not recorded. The Company commenced capitalization of share-based compensation expense into inventory during the quarter ended December 31, 2022, on a prospective basis.

The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans and the rights to acquire stock granted under the ESPP. The weighted-average estimated fair values of stock options and the rights to acquire stock under the ESPP, as well as the weighted-average assumptions used in calculating the fair values of stock options and the rights to acquire stock under the ESPP that were granted during the three months ended March 31, 2023, and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
Stock Options
Risk-free interest rate	4.8%	1.6%
Expected term (in years)	3.4	3.5
Expected volatility	34%	35%
Fair value at grant date	$72.13	$80.80
ESPP
Risk-free interest rate	4.7%	0.8%
Expected term (in years)	1.2	1.2
Expected volatility	35%	37%
Fair value at grant date	$79.33	$88.85
NOTE 11.    INCOME TAXES
Income tax expense for the three months ended March 31, 2023, was $61.0 million, or 14.5% of income before taxes, compared to $33.0 million, or 8.2% of income before taxes, for the three months ended March 31, 2022.
The effective tax rates for the three months ended March 31, 2023, and 2022, differed from the U.S. federal statutory rate of 21% mainly due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by the U.S. tax on foreign earnings and state income taxes (net of federal benefit).
The provision for income taxes for the three months ended March 31, 2023, and 2022, included excess tax benefits associated with employee equity plans of $22.5 million and $53.0 million, which reduced the Company’s effective tax rate by 5.3 and 13.2 percentage points, respectively.
On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. There is no impact on the Company’s provision for income taxes from the CAMT for the three months ended March 31, 2023.
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

NOTE 12.    NET INCOME PER SHARE
The following table presents the computation of basic and diluted net income per share attributable to Intuitive Surgical, Inc. (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Intuitive Surgical, Inc.	$355.3	$365.6
Denominator:
Weighted-average shares outstanding used in basic calculation	350.2	358.4
Add: dilutive effect of potential common shares	5.8	8.3
Weighted-average shares outstanding used in diluted calculation	356.0	366.7
Net income per share attributable to Intuitive Surgical, Inc.:
Basic	$1.01	$1.02
Diluted	$1.00	$1.00
Share-based compensation awards of approximately 3.2 million and 1.5 million shares for the three months ended March 31, 2023, and 2022, respectively, were outstanding but were not included in the computation of diluted net income per share attributable to Intuitive Surgical, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition as of March 31, 2023, and results of operations for the three months ended March 31, 2023, and 2022, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to expectations concerning matters that are not historical facts. Statements using words such as “estimates,” “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “could,” “should,” “would,” “targeted,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to the expected impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, future results of operations, future financial condition, our financing plans and future capital requirements, our potential tax assets or liabilities, and statements based on current expectations, estimates, forecasts, and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. These forward-looking statements are necessarily estimates reflecting the judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should be considered in light of various important factors, including, but not limited to, the following: the overall macroeconomic environment, which impacts customer spending and our costs, including increased inflation and interest rates; the conflict in Ukraine; disruption to our supply chain, including increased difficulties in obtaining a sufficient supply of materials in the semiconductor and other markets; the risk that the COVID-19 pandemic could lead to material delays and cancellations of, or reduced demand for, procedures; curtailed or delayed capital spending by hospitals; closures of our facilities; delays in surgeon training; delays in gathering clinical evidence; delays in obtaining new product approvals, clearances, or certifications from the U.S. FDA, comparable regulatory authorities, or notified bodies; diversion of resources to respond to COVID-19 outbreaks; the impact of global and regional economic and credit market conditions on healthcare spending; the risk of our inability to comply with complex FDA and other regulations, which may result in significant enforcement actions; regulatory approvals, clearances, certifications, and restrictions or any dispute that may occur with any regulatory body; guidelines and recommendations in the healthcare and patient communities; healthcare reform legislation in the U.S. and its impact on hospital spending, reimbursement, and fees levied on certain medical device revenues; changes in hospital admissions and actions by payers to limit or manage surgical procedures; the timing and success of product development and market acceptance of developed products; the results of any collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships, including the joint venture with Shanghai Fosun Pharmaceutical (Group) Co., Ltd.; our completion of and ability to successfully integrate acquisitions; procedure counts; intellectual property positions and litigation; competition in the medical device industry and in the specific markets of surgery in which we operate; risks associated with our operations and any expansion outside of the United States; unanticipated manufacturing disruptions or the inability to meet demand for products; our reliance on sole and single source suppliers; the results of legal proceedings to which we are or may become a party, including, but not limited to, product liability claims; adverse publicity regarding us and the safety of our products and adequacy of training; the impact of changes to tax legislation, guidance, and interpretations; changes in tariffs, trade barriers, and regulatory requirements; and other risks and uncertainties, including those listed under the caption “Risk factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and which are based on current expectations and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those risk factors described throughout this filing and identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our other filings with the Securities and Exchange Commission. Our actual results may differ materially and adversely from those expressed in any forward-looking statement, and we undertake no obligation to publicly update or release any revisions to these forward-looking statements, except as required by law.
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
We have commercialized the following da Vinci Surgical Systems: the da Vinci standard Surgical System in 1999, the da Vinci S Surgical System in 2006, the da Vinci Si Surgical System in 2009, and the fourth generation da Vinci Xi Surgical System in 2014. We extended our fourth-generation platform by adding the da Vinci X Surgical System, commercialized in 2017, and the da Vinci SP Surgical System, commercialized in 2018. The da Vinci SP Surgical System accesses the body through a single incision, while the other da Vinci Surgical Systems access the body through multiple incisions. All da Vinci systems include a surgeon’s console (or consoles), imaging electronics, a patient-side cart, and computational hardware and software. We are in the early stages of launching our da Vinci SP Surgical System, and we have an installed base of 130 da Vinci SP Surgical Systems as of March 31, 2023. We have received FDA clearance for the da Vinci SP Surgical System for urologic and certain transoral procedures, and we have received regulatory clearance in South Korea where the da Vinci SP Surgical System may be used for a broad set of procedures. In September 2022, we also received regulatory clearance for the da Vinci SP Surgical System in Japan for the same set of procedures as can be performed on the da Vinci Xi Surgical System in Japan. We plan to seek FDA clearances for additional indications for da Vinci SP over time. We also plan to seek clearances in other OUS markets over time. The success of the da Vinci SP Surgical System is dependent on positive experiences and improved clinical outcomes for the procedures for which it has been cleared as well as securing additional clinical clearances.
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
Macroeconomic Environment
Uncertainty surrounding macroeconomic and geopolitical factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, instability in the global financial markets, labor shortages, significant disruptions in the commodities’ markets as a result of the Russia and Ukraine conflict, and the introduction of or changes in tariffs or trade barriers may result in a recession, which could have a material adverse effect on our long-term business.
We continue to experience difficulties in obtaining a sufficient supply of a number of component materials used in our products, such as semiconductor components as well as a range of other materials, including, but not limited to, metals and polymers, as global supply has become significantly constrained due to increased demand for certain materials. Additionally, prices of such materials have increased due to the increased demand and supply shortage. With rising interest rates, access to credit may become more difficult and any insolvency of our key suppliers, including sole-source and single-source suppliers, may exacerbate current supply chain challenges. Also, liquidity concerns in the broader financial services industry could result in delayed access or loss of access to the Company’s key suppliers’ uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. We are engaged in activities to seek to mitigate supply disruptions, but the global supply chain shortages will remain a challenge in the mid-term.
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
The current macroeconomic environment is impacting our customers financially and operationally as well. Hospitals are experiencing challenges with staffing and cost pressures that could affect their ability to provide patient care. Additionally, hospitals are facing significant financial pressure as supply chain constraints and inflation drive up operating costs, rising interest rates make access to credit more expensive, unrealized losses decrease available cash reserves, and fiscal stimulus programs enacted during the COVID-19 pandemic wind down. Hospitals may also be adversely affected by the liquidity concerns in the broader financial services industry that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. As a consequence of the financial pressures and decreased profitability, some hospitals have indicated that they are lowering their capital investment plans and tightening their operational budgets. We believe that these factors have contributed to a softening in our U.S. capital pipeline, and we expect that demand for capital, particularly in the U.S., will continue to be impacted while macroeconomic conditions remain challenging. In addition, as competition progresses in various markets, we will likely experience longer selling cycles and pricing pressures. Any or all of these factors could negatively impact the number of da Vinci procedures performed or the number of system placements and have a material adverse effect on our business, financial condition, or results of operations resulting in failure to achieve our anticipated financial results.
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits exceed insured limits. Market conditions could impact the viability of these institutions. To date, these market conditions and liquidity concerns have not impacted our results of operations. However, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
COVID-19 Pandemic
In early 2022, a resurgence of COVID-19 resulted in a significant increase in infections and hospitalization rates in the U.S. and certain countries in Europe, which, in turn, negatively impacted procedure volumes in January. As infections and hospitalizations started to decrease in February in the U.S. and Europe, we saw a recovery of procedure volumes. In March and during the second quarter of 2022, we also saw a resurgence in COVID-19 cases and increased hospitalizations and government interventions impacting parts of Asia, particularly China, which negatively impacted procedure volumes. In the fourth quarter of 2022, we saw a resurgence in COVID-19 cases in China, which had a significant negative impact on our procedure volumes in the region.
In the first quarter of 2023, the most recent COVID-19 resurgences in China continued to negatively impact our procedure volumes in January. However, in February and March, as infections and hospitalization started to decrease, we saw a recovery of procedure volumes.
The depth and extent to which the COVID-19 pandemic will impact individual markets will vary based on the availability of vaccinations, personal protective equipment, intensive care units and operating rooms, and medical staff, as well as government interventions. Additionally, COVID-19 has, and may continue to, contribute to hospital staffing shortages, which impacts hospitals’ ability to provide patient care and, in some cases, results in the deferral of elective surgeries. When COVID-19 infection rates have spiked in a particular region, procedure volumes have been negatively impacted and the diagnoses of new conditions and their related treatments have been deferred. While we believe that there may be a backlog of patients that remains to be treated, it is unpredictable when those patients will ultimately seek diagnosis and treatment and whether they will be treated through surgery. Based on our experience during the last three years, we do not expect all markets, regions, and procedure types to recover at the same time or at the same pace.
Business Model
Overview
We generate revenue from the placement of da Vinci Surgical Systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in operating lease and usage-based arrangements where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as the revenue from operating leases. The da Vinci Surgical System generally sells for between $0.5 million and $2.5 million, depending on the model, configuration, and geography, and represents a significant capital equipment investment for our customers when purchased. Our instruments and accessories have limited lives and will either expire or wear out as they are used in surgery, at which point they need to be replaced. We generally earn between $600 and $3,500 of instruments and accessories revenue per surgical procedure performed, depending on the type and complexity of the specific procedures performed and the number and type of instruments used. In 2020, we launched our Extended Use Program in the U.S. and Europe, which consists of select da Vinci Xi and da Vinci X instruments possessing 12 to 18 uses compared to the previous 10 uses, with the intention to reduce the cost for customers to treat patients, which in turn will reduce our overall instruments and accessories revenue per procedure. We typically enter into service contracts at the time systems are sold or leased at an annual fee between $80,000 and $190,000, depending on the configuration of the underlying system and the composition of the services offered under the contract. These service contracts have generally been renewed at the end of the initial contractual service periods.
We generate revenue from our Ion endoluminal system in a business model consistent with the da Vinci Surgical System model described above. We generate revenue from the placement of Ion systems, in sales or sales-type lease arrangements where revenue is recognized up-front or in operating lease and usage-based arrangements where revenue is recognized over time. We earn recurring revenue from the sales of instruments, accessories, and services, as well as revenue from operating leases. The Ion endoluminal system generally sells for between $0.5 million and $0.6 million. Our instruments and accessories have limited lives and will either expire or wear out as they are used in procedures, at which point they need to be replaced. We typically enter into service contracts at the time systems are sold or leased at an annual fee of approximately $60,000. For the three months ended March 31, 2023, and 2022, Ion’s contribution to revenue and gross margin was not significant.

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
Distribution Channels
We provide our products through direct sales organizations in the U.S., Europe (excluding Spain, Portugal, Italy, Greece, and all Eastern European countries), China (through our Intuitive-Fosun Pharma joint venture), Japan, South Korea, India, Taiwan, and Canada. In the remainder of our OUS markets, we provide our products through distributors.

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
Clearances, Approvals, and Certifications
We have generally obtained the regulatory clearances, approvals, and certifications required to market our products associated with our da Vinci Surgical Multiport Systems (S, Si, Xi, and X systems) for our targeted surgical specialties within the U.S., South Korea, Japan, and the European markets in which we operate. Since 2021, we have obtained regulatory clearances, approvals, and certifications for the following products:
•In March 2023, we obtained European certification for our Ion endoluminal system. We plan to initially focus on the United Kingdom (“UK”) market and on the collection of clinical data in support of our European reimbursement strategy. The Ion system previously received FDA clearance in the U.S. in 2019.
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
Refer to the descriptions of our new products that received regulatory clearances, approvals, or certifications in 2023, 2022, and 2021 in the Recent Product Introductions section below.
In October 2018, the China National Health Commission published on its official website the quota for major medical equipment to be sold in China through 2020. After an adjustment notice was published in the third quarter of 2020, the government will now allow for the total sale of 225 new surgical robots into China, which could include da Vinci Surgical Systems as well as surgical systems introduced by others. As of March 31, 2023, we have sold 192 da Vinci Surgical Systems under this quota, and we believe that four system quotas are no longer available; therefore, 29 surgical robots should still be available for sale under this quota. Future sales of da Vinci Surgical Systems under the quota are uncertain, as they are dependent on hospitals completing a tender process and receiving associated approvals. Additionally, any delays in the granting of a new quota in China will constrain our ability to further grow our installed base in China as well as limit our capacity for procedure growth in China.
Since 2022, several provinces, including the Hunan Provincial Healthcare Security Administration, have implemented significant limits on what hospitals can charge patients for surgeries using robotic surgical technology, including soft tissue surgery and orthopedics. These limits have significantly impacted the number of procedures performed in those provinces. As of the date of this report, these limits have not had a material impact our business, financial condition, or results of operations, as only a small portion of our installed base in China is currently located in the impacted provinces. Companies providing robotic surgical technology, including our joint venture in China, have been meeting with Chinese government healthcare agencies to discuss these developments and to provide feedback. We cannot assure you that additional provincial healthcare administrations will not impose similar limits.
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

Recent Business Events and Trends
Procedures
Overall. Total da Vinci procedures performed by our customers grew approximately 26% for the three months ended March 31, 2023, compared to approximately 19% for the three months ended March 31, 2022. The first quarter procedure results (and comparative first quarter 2022 procedure results) reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, which impacted our procedures in geographies and markets where there was a resurgence of the virus. The first quarter 2023 procedure growth was largely attributable to growth in U.S. general surgery, OUS urology, U.S. gynecology, and OUS general surgery.
U.S. Procedures. U.S. da Vinci procedures grew approximately 26% for the three months ended March 31, 2023, compared to approximately 16% for the three months ended March 31, 2022. The first quarter 2022 procedure results reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, which negatively impacted our procedures. The first quarter 2023 U.S. procedure growth was largely attributable to growth in general surgery procedures, most notably hernia repair, cholecystectomy, and bariatric procedures. Growth in the more mature gynecologic and urologic procedure categories was more moderate.
OUS Procedures. OUS da Vinci procedures grew approximately 28% for the three months ended March 31, 2023, compared to approximately 25% for the three months ended March 31, 2022. The first quarter procedure results for both periods reflect disruption caused by the COVID-19 pandemic, as noted in the COVID-19 Pandemic section above, which negatively impacted our procedures. The first quarter 2023 OUS procedure growth was driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal), gynecologic, and thoracic procedures. The first quarter 2023 OUS procedure growth rate reflects continued da Vinci adoption in European and Asian markets. We saw strong procedure growth in Japan, Germany, and the UK during the first quarter of 2023. However, our procedure volume in China was impacted by an increase in COVID-19 cases, particularly in January 2023 and March 2022. We believe that growth in these global markets is being driven by increased acceptance among surgeons and health systems, supported by expanded global evidence validating the clinical and economic value of da Vinci procedures as well as increased surgeon training.
System Demand
We placed 312 da Vinci Surgical Systems in the first quarter of 2023, compared to 311 systems in the first quarter of 2022. System placements were flat, reflecting an increase in demand for additional capacity by our customers as a result of procedure growth, which offset the impacts of a smaller number of third generation da Vinci systems available for trade-in and the macroeconomic challenges impacting our customers. We continue to see our customers challenged by staffing shortages, inflation, debt servicing costs, and other financial pressures, particularly in the U.S. As a result, we expect our customers to continue to be cautious in their overall capital spending.
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
Demand may also be impacted by competition, including from companies that have introduced products in the field of robotic-assisted medical procedures or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Asensus Surgical, Inc.; avateramedical GmbH; CMR Surgical Ltd.; Johnson & Johnson; Medicaroid Corporation; Medrobotics Corporation; Medtronic plc; meerecompany Inc.; Olympus Corporation; Samsung Electronics Co., Ltd; Shandong Weigao Group Medical Polymer Company Ltd.; and Shanghai Microport Medbot (Group) Co., Ltd.
Many of the above factors will also impact future demand for our Ion system, as we extend our commercial offering into diagnostics, along with additional factors associated with a new product introduction, including, but not limited to, our ability to optimize manufacturing and our supply chain, competition, clinical data to demonstrate value, and market acceptance.

Recent Product Introductions
SureForm 30 Curved-Tip Stapler and Reloads. In December 2021, we obtained FDA clearance for our 8 mm SureForm 30 Curved-Tip Stapler and reloads (gray, white, and blue) for use in general, thoracic, gynecologic, urologic, and pediatric surgery. We designed this instrument to help surgeons better visualize and reach anatomy through a combination of the 8 mm diameter instrument shaft and jaws, 120-degree cone of wristed articulation, and the curved tip. As it fits through the 8 mm da Vinci surgical system instrument cannula, the stapler allows different angles for surgeons to approach patient anatomy. Consistent with our other SureForm staplers, the 8 mm SureForm 30 Curved-Tip Stapler integrates SmartFire technology, which makes automatic adjustments to the firing process as staples are formed and the transection is made. The technology makes more than 1,000 measurements per second, helping achieve a consistent staple line. We completed initial evaluations of the 8 mm SureForm 30 stapler with certain customers in the U.S. in 2022. The full U.S. product launch is expected to occur in 2024, with other countries to follow. In October 2022, we received regulatory clearance in Japan to market our 8 mm SureForm 30 Curved-Tip and Straight-Tip Stapler instruments and reloads for use in general, thoracic (except for cardiac), gynecologic, and urologic surgery.
First Quarter 2023 Operational and Financial Highlights
•Total revenue increased by 14% to $1.70 billion for the three months ended March 31, 2023, compared to $1.49 billion for the three months ended March 31, 2022.
•Approximately 540,000 da Vinci procedures were performed during the three months ended March 31, 2023, an increase of 26% compared to approximately 428,000 da Vinci procedures for the three months ended March 31, 2022.
•Approximately 10,200 Ion procedures were performed during the three months ended March 31, 2023, an increase of 162% compared to approximately 3,900 Ion procedures for the three months ended March 31, 2022.
•Instruments and accessories revenue increased by 22% to $986 million for the three months ended March 31, 2023, compared to $810 million for the three months ended March 31, 2022.
•Systems revenue was $427 million for the three months ended March 31, 2023, compared to $428 million during the three months ended March 31, 2022.
•During the three months ended March 31, 2023, we placed 312 da Vinci Surgical Systems compared to 311 systems during the three months ended March 31, 2022.
•As of March 31, 2023, we had a da Vinci Surgical System installed base of approximately 7,779 systems, an increase of 12% compared to the installed base of approximately 6,920 systems as of March 31, 2022.
•Utilization of da Vinci Surgical Systems, measured in terms of procedures per system per year, increased 13% relative to the first quarter of 2022.
•During the three months ended March 31, 2023, we placed 55 Ion systems, an increase of 62% compared to 34 systems during the three months ended March 31, 2022.
•As of March 31, 2023, we had an Ion system installed base of approximately 376 systems, an increase of 131% compared to the installed base of approximately 163 systems as of March 31, 2022.
•Gross profit as a percentage of revenue was 65.6% for the three months ended March 31, 2023, compared to 67.9% for the three months ended March 31, 2022.
•Operating income decreased by 5% to $388 million for the three months ended March 31, 2023, compared to $408 million during the three months ended March 31, 2022. Operating income included $141 million and $121 million of share-based compensation expense related to employee stock plans and $5.0 million and $13.9 million of intangible asset-related charges for the three months ended March 31, 2023, and 2022, respectively.
•As of March 31, 2023, we had $6.58 billion in cash, cash equivalents, and investments. Cash, cash equivalents, and investments decreased by $0.16 billion, compared to $6.74 billion as of December 31, 2022, primarily as a result of cash used for share repurchases of $0.35 billion, capital expenditures, and taxes paid related to net share settlements of equity awards, partially offset by cash provided by operating activities, proceeds from stock option exercises and employee stock purchases, as well as unrealized gains on interest-bearing debt securities classified as available for sale.

Results of Operations
The following table sets forth, for the periods indicated, certain unaudited Condensed Consolidated Statements of Income information (in millions, except percentages):

	Three Months Ended March 31,
	2023	% of total Revenue	2022	% of total Revenue
Revenue:
Product	$1,413.0	83%	$1,238.4	83%
Service	283.2	17%	249.3	17%
Total revenue	1,696.2	100%	1,487.7	100%
Cost of revenue:
Product	493.0	29%	397.3	27%
Service	90.2	5%	80.7	5%
Total cost of revenue	583.2	34%	478.0	32%
Product gross profit	920.0	54%	841.1	56%
Service gross profit	193.0	12%	168.6	12%
Gross profit	1,113.0	66%	1,009.7	68%
Operating expenses:
Selling, general and administrative	480.5	28%	391.1	26%
Research and development	244.9	15%	210.5	15%
Total operating expenses	725.4	43%	601.6	41%
Income from operations	387.6	23%	408.1	27%
Interest and other income (expense), net	34.2	2%	(5.7)	—%
Income before taxes	421.8	25%	402.4	27%
Income tax expense	61.0	4%	33.0	2%
Net income	360.8	21%	369.4	25%
Less: net income attributable to noncontrolling interest in joint venture	5.5	—%	3.8	—%
Net income attributable to Intuitive Surgical, Inc.	$355.3	21%	$365.6	25%
Total Revenue
Total revenue increased by 14% to $1.7 billion for the three months ended March 31, 2023, compared to $1.5 billion for the three months ended March 31, 2022, resulting from 22% higher instruments and accessories revenue, driven by approximately 26% higher da Vinci procedure volume, partially offset by customer buying patterns and foreign currency impacts, 14% higher service revenue, and flat systems revenue, driven by higher leasing revenue, partially offset by a higher proportion of da Vinci system placements under operating leases (despite flat da Vinci system placements).
Revenue denominated in foreign currencies as a percentage of total revenue was approximately 24% and 26% for the three months ended March 31, 2023, and March 31, 2022, respectively. We generally sell our products and services in local currencies where we have direct distribution channels. Foreign currency rate fluctuations, as determined by comparing current period revenue in USD to current period revenue in local currency using the same foreign exchange rates as the prior year same period, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $34 million for the three months ended March 31, 2023. Foreign currency rate fluctuations, net of the impacts from foreign currency hedging, had an unfavorable impact on OUS total revenue of $18 million for the three months ended March 31, 2022.
Revenue generated in the U.S. accounted for 65% of total revenue for both of the three months ended March 31, 2023, and March 31, 2022. We believe that U.S. revenue has accounted for the majority of total revenue due to U.S. patients’ ability to choose their provider and method of treatment, reimbursement structures supportive of innovation and MIS, and our initial investments focused on U.S. infrastructure. We have been investing in our business in OUS markets, and our OUS procedures have grown faster in proportion to U.S. procedures. We expect that our OUS procedures and revenue will make up a greater portion of our business in the long term.

The following table summarizes our revenue and system unit placements for the three months ended March 31, 2023, and 2022, respectively (in millions, except percentages and unit placements):

	Three Months Ended March 31,
	2023	2022
Revenue
Instruments and accessories	$985.6	$810.3
Systems	427.4	428.1
Total product revenue	1,413.0	1,238.4
Services	283.2	249.3
Total revenue	$1,696.2	$1,487.7

U.S.	$1,109.9	$964.8
OUS	586.3	522.9
Total revenue	$1,696.2	$1,487.7
% of Revenue – U.S.	65%	65%
% of Revenue – OUS	35%	35%

Instruments and accessories	$985.6	$810.3
Services	283.2	249.3
Operating lease revenue	112.0	83.2
Total recurring revenue	$1,380.8	$1,142.8
% of Total revenue	81%	77%

Da Vinci Surgical System Placements by Region
U.S. unit placements	141	186
OUS unit placements	171	125
Total unit placements*	312	311
*Systems placed under operating leases (included in total unit placements)	131	108

Da Vinci Surgical System Placements involving System Trade-ins
Unit placements involving trade-ins	67	108
Unit placements not involving trade-ins	245	203

Ion System Placements**	55	34
**Systems placed under operating leases (included in total unit placements)	31	15
Product Revenue
Three Months Ended March 31, 2023
Product revenue increased by 14% to $1.41 billion for the three months ended March 31, 2023, compared to $1.24 billion for the three months ended March 31, 2022.
Instruments and accessories revenue increased by 22% to $986 million for the three months ended March 31, 2023, compared to $810 million for the three months ended March 31, 2022. The increase in instruments and accessories revenue was driven primarily by da Vinci procedure growth of approximately 26% and incremental sales of our advanced instruments, partially offset by customer buying patterns and foreign currency impacts. The first quarter 2023 U.S. da Vinci procedure growth was approximately 26%, driven by growth in general surgery procedures, most notably hernia repair, cholecystectomy, and bariatric procedures, as well as moderate growth in the more mature gynecologic and urologic procedure categories. The first quarter 2023 OUS da Vinci procedure growth was approximately 28%, driven by continued growth in urologic procedures, including prostatectomies and partial nephrectomies, and earlier stage growth in general surgery (particularly colorectal), gynecologic, and thoracic procedures. Both growth rates were impacted by the disruption caused by the COVID-19 pandemic in the three months ended March 31, 2022, as noted in the COVID-19 Pandemic section above. Geographically, the first quarter 2023 OUS da Vinci procedure growth was driven by procedure expansion in a number of markets with particular strength in Japan, Germany, and the UK.
Systems revenue was $427 million for the three months ended March 31, 2023, compared to $428 million for the three months ended March 31, 2022. The flat first quarter 2023 systems revenue was primarily driven by higher operating lease revenue and higher lease buyout revenue, offset by a higher proportion of da Vinci system placements under operating leases (despite flat da Vinci system placements), lower first quarter 2023 ASPs, and lower sales-type lease revenue.
During the first quarter of 2023, 312 da Vinci Surgical Systems were placed compared to 311 systems during the first quarter of 2022. By geography, 141 systems were placed in the U.S., 101 in Europe, 56 in Asia, and 14 in other markets during the first quarter of 2023, compared to 186 systems placed in the U.S., 78 in Europe, 42 in Asia, and 5 in other markets during the first quarter of 2022. The change in system placements was primarily driven by the demand for additional capacity by our customers due to the procedure growth, offset by a smaller number of third generation da Vinci systems available for trade-in. The incremental system placements reflect continued procedure growth and further customer validation that robotic-assisted surgery addresses their quadruple aim objectives. As of March 31, 2023, we had a da Vinci Surgical System installed base of approximately 7,779 systems, compared to an installed base of approximately 6,920 systems as of March 31, 2022.
We placed 145 and 128 da Vinci Surgical Systems under lease or usage-based arrangements, of which 131 and 108 systems were classified as operating leases for the three months ended March 31, 2023, and 2022, respectively. Operating lease revenue, including the contribution from Ion systems, was $112 million for the three months ended March 31, 2023, compared to $83 million for the three months ended March 31, 2022. Da Vinci Surgical Systems placed as operating leases represented 42% of total placements during the first quarter of 2023, compared to 35% during the first quarter of 2022. A total of 1,780 da Vinci Surgical Systems were installed at customers under operating lease or usage-based arrangements as of March 31, 2023, compared to 1,377 systems as of March 31, 2022. Revenue from Lease Buyouts was $23.9 million for the three months ended March 31, 2023, compared to $15.5 million for the three months ended March 31, 2022. We expect revenue from Lease Buyouts to fluctuate from period to period depending on the timing of when, and if, customers choose to exercise the buyout options embedded in their leases.
The da Vinci Surgical System ASP, excluding systems placed under operating lease or usage-based arrangements and Ion systems, was approximately $1.47 million for the three months ended March 31, 2023, compared to approximately $1.54 million for the three months ended March 31, 2022. The lower first quarter 2023 ASP was largely driven by higher pricing discounts, foreign currency impacts, and an unfavorable product mix, partially offset by fewer trade-ins and a favorable geographic mix. ASP fluctuates from period to period based on geographic and product mix, product pricing, systems placed involving trade-ins, and changes in foreign exchange rates.
During the first quarter of 2023, 55 Ion systems were placed compared to 34 systems during the first quarter of 2022. As of March 31, 2023, we had an Ion system installed base of approximately 376 systems, compared to an installed base of approximately 163 systems as of March 31, 2022. We placed 34 and 19 Ion systems under lease or usage-based arrangements, of which 31 and 15 systems were classified as operating leases for the three months ended March 31, 2023, and 2022, respectively. Ion systems placed as operating leases represented 56% of total placements during the first quarter of 2023, compared to 44% during the first quarter of 2022. A total of 155 Ion systems were installed at customers under operating or usage-based arrangements as of March 31, 2023, compared to 70 systems as of March 31, 2022.
Service Revenue
Service revenue increased by 14% to $283 million for the three months ended March 31, 2023, compared to $249 million for the three months ended March 31, 2022. The increase in service revenue was primarily driven by a larger installed base of systems producing service revenue.
Gross Profit
Product gross profit for the three months ended March 31, 2023, increased by 9% to $920 million, representing 65.1% of product revenue, compared to $841 million, representing 67.9% of product revenue, for the three months ended March 31, 2022. The higher product gross profit for the three months ended March 31, 2023, was primarily driven by higher product revenue, partially offset by lower product gross profit margin. The lower product gross profit margin for the three months ended March 31, 2023, was primarily driven by higher scrap costs and increased inventory reserves, as well as higher component costs, higher labor costs, unfavorable foreign currency impacts, and lower first quarter 2023 system ASPs.
Product gross profit for the three months ended March 31, 2023, and 2022, included share-based compensation expense of $16.8 million and $18.7 million, respectively, and intangible assets amortization expense of $3.2 million and $3.6 million, respectively.

Service gross profit for the three months ended March 31, 2023, increased by 14% to $193 million, representing 68.1% of service revenue, compared to $169 million, representing 67.6% of service revenue, for the three months ended March 31, 2022. The higher service gross profit for the three months ended March 31, 2023, was primarily driven by higher service revenue, reflecting a larger installed base of systems, and higher service gross profit margin. The higher service gross profit margin for the three months ended March 31, 2023, was primarily driven by favorable impacts from the volume and mix of repairs and lower freight costs, partially offset by higher infrastructure costs and unfavorable foreign currency impacts.
Service gross profit for the three months ended March 31, 2023, and 2022, included share-based compensation expense of $7.0 million and $5.6 million, respectively, and intangible assets amortization expense of $0.2 million and $0.2 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs for sales, marketing, and administrative personnel, sales and marketing activities, trade show expenses, legal expenses, regulatory fees, and general corporate expenses.
Selling, general and administrative expenses for the three months ended March 31, 2023, increased by 23% to $481 million, compared to $391 million for the three months ended March 31, 2022. The increase in selling, general and administrative expenses for the three months ended March 31, 2022, was primarily driven by higher headcount, resulting in increased fixed and share-based compensation expense as well as variable compensation expense, and higher legal, travel, marketing, and training expenses.
Selling, general and administrative expenses for the three months ended March 31, 2023, and 2022, included share-based compensation expense of $66.7 million and $60.3 million, respectively, and intangible assets amortization expense of $0.9 million and $1.6 million, respectively.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include costs associated with the design, development, testing, and significant enhancement of our products.
Research and development expenses for the three months ended March 31, 2023, increased by 16% to $245 million, compared to $211 million for the three months ended March 31, 2022. The increase in research and development expenses for the three months ended March 31, 2023, was primarily driven by higher personnel-related expenses, including share-based compensation expense, and other project costs incurred to support a broader set of product development initiatives, including future generations of robotics, Ion and SP platform investments, and digital investments, partially offset by lower intangible asset-related charges.
Research and development expenses for the three months ended March 31, 2023, and 2022, included share-based compensation expense of $50.1 million and $36.8 million, respectively, and intangible asset-related charges of $0.7 million and $8.5 million, respectively.
Research and development expenses fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.
Interest And Other Income (Expense), Net
Interest and other income (expense), net, for the three months ended March 31, 2023, and 2022, was $34.2 million, and $(5.7) million, respectively. The change in interest and other income (expense), net, for the three months ended March 31, 2023, was primarily driven by unrealized gains on investments resulting from strategic arrangements (compared to unrealized losses on investments resulting from strategic arrangements in the three months ended March 31, 2022), higher interest income earned, despite lower cash and investment balances, due to an increase in average interest rates, and foreign exchange gains (compared to foreign exchange losses in three months ended March 31, 2022).
Income Tax Expense
Income tax expense for the three months ended March 31, 2023, was $61.0 million, or 14.5% of income before taxes, compared to $33.0 million, or 8.2% of income before taxes, for the three months ended March 31, 2022.
Our effective tax rate for the three months ended March 31, 2023, and 2022, differed from the U.S. federal statutory rate of 21% primarily due to the tax benefits associated with employee equity plans, the effect of income earned by certain overseas entities being taxed at rates lower than the federal statutory rate, and the federal research and development credit benefit, partially offset by U.S. tax on foreign earnings and state income taxes (net of federal benefit).

The increase in income tax expense for the three months ended March 31, 2023, was primarily due to lower excess tax benefits, as discussed below.
Our provision for income taxes for the three months ended March 31, 2023, and 2022, included excess tax benefits associated with employee equity plans of $22.5 million and $53.0 million, respectively, which reduced our effective tax rate by 5.3 and 13.2 percentage points, respectively. The amount of excess tax benefits or deficiencies will fluctuate from period to period based on the price of our stock, the volume of share-based awards settled or vested, and the value assigned to employee equity awards under GAAP, which results in increased income tax expense volatility.
On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of the CAMT, effective January 1, 2023. There is no impact on our provision for income taxes from the CAMT for the three months ended March 31, 2023.
We file federal, state, and foreign income tax returns in many jurisdictions in the U.S. and OUS. Years before 2016 are considered closed for most significant jurisdictions. Certain of our unrecognized tax benefits could change due to activities of various tax authorities, including evolving interpretations of existing tax laws in the jurisdictions we operate, potential assessment of additional tax, possible settlement of audits, or through normal expiration of various statutes of limitations, which could affect our effective tax rate in the period in which they change. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible changes in unrecognized tax benefits that may occur in the next 12 months.
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
Net Income Attributable to Noncontrolling Interest in Joint Venture
Net income attributable to noncontrolling interest in Joint Venture for the three months ended March 31, 2023, and 2022, was $5.5 million and $3.8 million, respectively. The increase in net income attributable to noncontrolling interest in Joint Venture was primarily due to an increase in sales, partially offset by an increase in selling, general and administrative expenses in China during the three months ended March 31, 2023.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program. Cash and cash equivalents plus short- and long-term investments decreased by $0.16 billion to $6.58 billion as of March 31, 2023, from $6.74 billion as of December 31, 2022, primarily from cash used in share repurchases, capital expenditures, and taxes paid related to net share settlements of equity awards, partially offset by cash provided by operating activities, proceeds from stock option exercises and employee stock purchases, as well as unrealized gains on interest-bearing debt securities classified as available for sale.
Our cash requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products. We have made substantial investments in our commercial operations, product development activities, facilities, and intellectual property. Based on our business model, we anticipate that we will continue to be able to fund future growth through cash provided by our operations. We believe that our current cash, cash equivalents, and investment balances, together with income to be derived from the sale of our products, will be sufficient to meet our liquidity requirements for the foreseeable future. However, we may experience reduced cash flow from operations as a result of the risk of a recession along with other macroeconomic and geopolitical headwinds.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the fiscal year ended December 31, 2022, for discussion on the impact of interest rate risk and market risk on our investment portfolio.

Condensed Consolidated Cash Flow Data
The following table summarizes our cash flows for the three months ended March 31, 2023, and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$371.4	$223.0
Investing activities	573.1	(214.7)
Financing activities	(381.2)	(199.9)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1.8	3.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	$565.1	$(187.8)
Operating Activities
For the three months ended March 31, 2023, net cash provided by operating activities of $371 million exceeded our net income of $361 million, primarily due to the following factors:
1.Our net income included non-cash charges of $254 million, consisting primarily of the following significant items: share-based compensation of $140 million; depreciation expense and losses on the disposal of property, plant, and equipment of $88 million; and deferred income taxes of $9 million.
2.The non-cash charges outlined above were partially offset by changes in operating assets and liabilities that resulted in $244 million of cash used in operating activities during the three months ended March 31, 2023. Inventory, including the transfer of equipment from inventory to property, plant, and equipment, increased by $127 million, primarily to address the growth in the business as well as to mitigate risks of disruption that could arise from global supply chain shortages. Refer to Note 4 to the Financial Statements for further details in the supplemental cash flow information. Prepaid expenses and other assets increased by $27 million, primarily due to an increase in cloud computing implementation costs and right-of-use assets. Accrued compensation and employee benefits decreased by $141 million, primarily due to payments of 2022 incentive compensation. The unfavorable impact of these items on cash provided by operating activities was partially offset by a $24 million increase in deferred revenue, primarily due to the timing of services billings, and a $17 million decrease in accounts receivable, primarily due to timing of billing and collections. Accounts payable increased by $17 million, primarily due to the timing of billing and payments.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023, consisted primarily of proceeds from maturities and sales of investments, net of purchases, of $767 million, partially offset by $194 million paid for the acquisition of property, plant, and equipment. We invest predominantly in high quality, fixed income securities. Our investment portfolio may, at any time, contain investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities, cash deposits, and money market funds.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023, consisted primarily of cash used in the repurchase of approximately 1.5 million shares of our common stock for $350 million and taxes paid on behalf of employees related to net share settlements of equity awards of $130 million, partially offset by proceeds from stock option exercises and employee stock purchases of $100 million.
Capital Expenditures
Our capital expenditures are increasing as we continue to build the Company to supply our customers with highly differentiated products manufactured in highly automated factories to facilitate outstanding performance in product quality, availability, and cost. A significant portion of this investment involves the construction of facilities to expand our manufacturing and commercial capabilities. We have also been vertically integrating key technologies to develop a more robust supply chain and bring important products to market at attractive price points. These investments include increased ownership of our imaging pipelines and investments in strategic instruments and accessories technologies that allow us to serve our customers better. We expect these capital investments to increase significantly in 2023 to a range between $800 million and $1 billion, over half of which will be facilities-related investments. We intend to fund these capital investments with cash generated from operations.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance, or potential significance, to the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2023, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
ITEM 1A.    RISK FACTORS
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
RISKS RELATING TO OUR BUSINESS
MACROECONOMIC CONDITIONS COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
Macroeconomic conditions, such as high inflation, changes to monetary policy, increasing interest rates, volatile currency exchange rates, credit and sovereign debt concerns in certain European countries, concerns about slowed growth in China and other OUS markets, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by political instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia), monetary and financial uncertainties, and the ongoing COVID-19 pandemic. The results of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have and may continue to result in higher inflation in the U.S. and globally, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. Other adverse impacts of recent macroeconomic conditions have been and may continue to be supply chain constraints, logistics challenges, liquidity concerns in the broader financial services industry, and fluctuations in labor availability.
Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.
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
Furthermore, hospitals and distributors may choose to postpone or reduce spending due to financial difficulties or difficulties in obtaining credit to finance purchases of our products due to increased interest rates and restraints on credit. Hospitals and distributors may also be adversely affected by the liquidity concerns in the broader financial services industry, as described above, that could result in delayed access or loss of access to uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. Hospitals, in particular, are experiencing and may continue to experience financial and operational pressures as a result of staffing shortages, the supply chain environment, and increased inflation, which could impact their ability to access capital markets and other funding sources, increase the cost of funding, or impede their ability to comply with debt covenants, all of which could impede their ability to provide patient care, defer elective surgeries, and impact their profitability. To the extent that hospitals face financial pressures, delayed access or loss of access to uninsured deposits, delayed access or loss of ability to draw on existing credit facilities, reductions in government spending, or higher interest rates, hospitals’ ability or willingness to spend on capital equipment may be adversely impacted, all of which could have a material adverse effect on our business, financial condition, or results of operations.
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
OUR RELIANCE ON SOLE-SOURCED AND SINGLE-SOURCED SUPPLIERS AND ABILITY TO PURCHASE AT ACCEPTABLE PRICES A SUFFICIENT SUPPLY OF MATERIALS, PARTS, AND COMPONENTS COULD HARM OUR ABILITY TO MEET PRODUCT DEMAND IN A TIMELY MANNER OR WITHIN BUDGET.
Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers or single-sourced suppliers. We generally purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. While alternative suppliers exist and could be identified for single-sourced components, the disruption or termination of the supply of components, or inflationary pressure in our supply chain, could cause a significant increase in the costs of these components, which could affect our operating results. Certain of our sole-sourced suppliers or single-sourced suppliers could be adversely affected by the macroeconomic conditions, such as liquidity concerns in the broader financial services industry, that could result in delayed access or loss of access to their uninsured deposits or loss of their ability to draw on existing credit facilities involving a troubled or failed financial institution. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction, and damage our reputation and our brand. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The time and processes associated with the verification of a new manufacturer could delay our ability to manufacture our products on schedule or within budget, which may have a material adverse impact on our business, financial condition, or results of operations.
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
Our business requires us to use and store customer, employee, and business partner personal information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management, or other irregularity and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords, or other sensitive information, which may, in turn, be used to access our information technology systems. In addition, our employees, third-party service providers, strategic partners, or other contractors or consultants may input inappropriate or confidential information into an artificial intelligence system (in particular, a system that is managed, owned, or controlled by a third party), thereby compromising our business operations, which may cause business operation disruptions, diversion of the attention of management and key information technology resources, and possibly lead to security breaches of, or the unauthorized access to, our confidential information or other business data. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
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
The value of our investments may also decline due to instability in the global financial markets, which may reduce the liquidity of securities included in our portfolio. The closure of SVB and other institutions swept into receivership and the appointment of the FDIC as receiver created bank-specific and broader financial institution liquidity risk and concerns. Although the U.S. Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and other banks that have been similarly swept into receivership would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
(c) Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the quarter ended March 31, 2023:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1 to January 31, 2023	146,165	$243.80	146,165	$1.5	billion
February 1 to February 28, 2023	1,323,691	$237.51	1,323,691	$1.1	billion
March 1 to March 31, 2023	—	$—	—	$1.1	billion
Total during quarter ended March 31, 2023	1,469,856	$238.14	1,469,856
(1) Since March 2009, we have had an active stock Repurchase Program. As of March 31, 2023, our Board had authorized an aggregate amount of up to $10.0 billion for stock repurchases, of which the most recent authorization occurred in July 2022, when our Board increased the authorized amount available under our stock Repurchase Program to $3.5 billion. The remaining $1.1 billion represents the amount available to repurchase shares under the authorized stock Repurchase Program as of March 31, 2023. The authorized stock Repurchase Program does not have an expiration date.
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
101
The following materials from Intuitive Surgical, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged at Level I through IV.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

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
Date: April 20, 2023